Form 10-K405
DAVEY TREE EXPERT CO
filed 1995-03-30
CIK 277638

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                        Commission file number:  0-11917

                         THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


         Ohio                                           34-0176110
(State of Incorporation)                   (IRS Employer Identification No.)

         1500 North Mantua Street
         P. O. Box 5193
         Kent, Ohio                                44240-5193
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (216) 673-9511

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Shares, $1 par value

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirement for the past 90 days.
Yes  X   No
    ----    ----
The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate "market value" (See Item 5 hereof) of voting stock held by non-affiliates of the Registrant at March 22, 1995 (excluding the total number of Common Shares reported in Item 12 hereof), was $58,648,430.

Common Shares outstanding at March 22, 1995:  2,405,596.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders (Part III).

Index to Exhibits is located on sequential page 15.

                                                         Sequential page 2 of 38



                                     PART I
ITEM 1.  BUSINESS                    ------
------   --------
         GENERAL. The Davey Tree Expert Company, which was incorporated in 1909, and its subsidiaries (the "Registrant") are in the business of providing horticultural services to a variety of residential, corporate, institutional and governmental customers. Horticultural services include the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life and also include the practices of landscaping, tree surgery, tree feeding, tree spraying, interior plant installation and maintenance, line clearing for public utilities, and related consultation services. Horticultural services also involve the application of scientifically formulated fertilizers, herbicides and insecticides with hydraulic spray equipment on residential and commercial lawns.

         COMPETITION AND CUSTOMERS. The Registrant is one of the largest national organizations in the private horticultural services industry. The Registrant competes with other national and local firms with respect to its services, although the Registrant believes that no other firm, whether national or local, offers the range of services that it offers.

         Competition in private horticultural services is generally localized but very active and widespread. The principal methods of competition are advertising, customer service, image, performance and reputation. The Registrant's program to meet its competition stresses the necessity for its employees to have and project to the customers a thorough knowledge of horticulture and utilization of modern, well-maintained equipment. Pricing is not always a critical factor in a customer's decision. Pricing is, however, the principal method of competition in providing horticultural services to utility customers, although in most instances consideration is given to reputation and past production performance.

         The Registrant provides a wide range of horticultural services to private companies, public utilities, local, state and Federal agencies, and a variety of industrial, commercial and residential customers. During 1994, the Registrant had sales of approximately $27,000,000 (13% of total sales) to Pacific Gas & Electric Company, and approximately $24,000,000 (11% of total sales) to Allegheny Power Company.

         REGULATION AND ENVIRONMENT. The Registrant's facilities and operations, in common with those of the industry generally, are subject to governmental regulations designed to protect the environment. This is particularly important with respect to the Registrant's services regarding insect and disease control, because these services involve to a considerable degree the blending and application of spray materials, which require formal licensing in most areas. The constant changes in environmental conditions, environmental awareness, technology and social attitudes make it necessary for the Registrant to maintain a high degree of awareness of the impact such changes have on the market for its services. The Registrant believes that it is in compliance with existing Federal, state and local laws regulating the use of materials in its spraying operations as well as the other aspects of its business that are subject to any such regulation.

                                                         Sequential page 3 of 38


         MARKETING. The Registrant solicits business from residential and commercial customers principally through direct mail programs and to a lesser extent through the placement of advertisements in national magazines and trade journals and in local newspapers and "yellow pages" telephone directories. Business from utility customers is obtained principally through negotiated contracts and competitive bidding. All sales and services are carried out through personnel who are direct employees. The Registrant does not use agents and does not franchise its name or business.

         SEASONALITY. The Registrant's business is highly seasonal, primarily due to extreme fluctuations in horticultural services provided to residential and commercial customers. Because of this seasonality, the Registrant has historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. The Registrant borrows primarily against bank commitments in the form of lines of credit and a revolving credit agreement, as well as several term notes, to provide the necessary funds.

         OTHER FACTORS. Rapid changes in equipment technology require a constant updating of equipment and processes to ensure competitive services to the Registrant's clients. Also, the Registrant must continue to assure its compliance with the Occupational Safety and Health Act. In keeping with these requirements, and to equip the Registrant for continued growth, capital expenditures in 1994 and 1993 were approximately $8,598,000 and $15,887,000, respectively.

         The Registrant owns several trademarks including "Davey", "Davey and design", "Arbor Green", "Davey Tree and design", "Davey Expert Co. and design" and "Davey and design (Canada)". Through substantial advertising and use, the Registrant is of the opinion that these trademarks have become of value in the identification and acceptance of its products and services.

         EMPLOYEES. The Registrant employs between 4,800 and 5,200 persons, depending upon the season, and considers its employee relations to be good.

         FOREIGN AND DOMESTIC OPERATIONS. The Registrant and its Canadian subsidiaries sell the Registrant's service to customers in the United States and Canada.

         The Registrant does not consider its foreign operations to be material and considers the risks attendant to its business with foreign customers, other than currency exchange risks, to be not materially different from those attendant to business with its domestic customers.

                                                         Sequential page 4 of 38


ITEM 2.  PROPERTIES

         The following table lists certain information with respect to major properties owned by the Registrant and used in connection with its operations.

LOCATION                                                       ACREAGE              BUILDING SQ. FT.
--------                                                       -------              ----------------
Cincinnati, Ohio                                                   2.5                       7,200
Livermore, California                                             12.0                      29,737
Winter Park, Florida                                               1.0                       5,850
Chamblee, Georgia                                                  1.9                       6,200
East Dundee, Illinois                                              4.0                       7,500
Indianapolis, Indiana                                              1.5                       5,000
Troy, Michigan                                                     2.0                       7,200
Cheektowaga, New York                                              6.9                       2,800
Bayport, New York                                                  2.0                       7,000
Charlotte, North Carolina                                          3.1                       4,900
Canal Winchester, Ohio                                             2.8                      25,933
Kent, Ohio (multiple parcels)                                    128.2                     111,608
Toledo, Ohio                                                        .5                       4,300
Wooster, Ohio                                                    322.8                      13,194
Columbus, Ohio                                                     8.0                      12,685
Dayton, Ohio                                                        .3                       3,584
West Babylon, New York                                              .9                      14,100
Houston, Texas                                                     1.6                       8,200
Chantilly, Virginia                                                2.5                       5,700
Downsview, Ontario, Canada                                          .5                       3,675
Baltimore, Maryland                                                3.4                      22,500
Lancaster, New York                                                3.0                       6,624
Bettendorf, Iowa                                                    .5                         478
Richmond, Virginia                                                  .7                       2,586
Mecklenburg County, North Carolina                                15.6                         -0-
Stow, Ohio                                                         7.4                      14,100
West Carlton Twp., Ontario, Canada                                 3.1                       4,000
Nanaimo, British Columbia, Canada                                  1.0                       4,742
Edmonton, Alberta, Canada                                           .7                       2,900
Houston, Texas                                                     1.5                       7,800
Plymouth, Minnesota                                                2.7                      11,750
Gaithersburg, Maryland                                             2.1                       7,200
Lachine, Quebec, Canada                                             .5                       2,300
Gibsonia, Pennsylvania                                             5.9                       7,100
Lawrence, Pennsylvania                                             3.5                       7,200
Jacksonville, Florida                                            279.0                       5,300


         The Registrant also rents approximately 40 other premises for office, warehouse and storage use. The Registrant believes that all of these properties have been adequately maintained and are suitable and adequate for its business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------
         There are no legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject. This routine litigation is not material to the Registrant.

                                                         Sequential page 5 of 38



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------
         No matter was submitted during the fourth quarter of 1994 to a vote of security holders, through the solicitation of proxies or otherwise.

         Executive Officers of the Registrant (included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K). The executive officers of the Registrant and their present positions and ages are as follows:

     Name                         Position                               Age
     ----                         --------                               ---
R. Douglas Cowan                  President and                          54
                                  Chief Executive Officer

David E. Adante                   Executive Vice President,              43
                                  Chief Financial Officer
                                  and Secretary-Treasurer

Karl J. Warnke                    Executive Vice President               43
                                  and General Manager,
                                  Utility Services

Howard D. Bowles                  Vice President and General             51
                                  Manager, Davey Tree
                                  Surgery Company

C. Kenneth Celmer                 Vice President & General               47
                                  Manager, Residential Services

Bradley L. Comport, CPA           Corporate Controller                   43

Dr. Roger C. Funk                 Vice President - Human                 50
                                  and Technical Resources

Rosemary T. Nicholas              Assistant Secretary                    51

Gordon L. Ober                    Vice President -                       45
                                  New Ventures

Richard A. Ramsey                 Vice President & General               45
                                  Manager, Commercial Services

Donald J. Shope                   Vice President and General             61
                                  Manager - Residential and
                                  Commercial Services

Wayne Parker                      Vice President - Northern              39
                                  Operations, Utility Services

                                                     Sequential page 6 of 38


         Mr. Cowan was elected President and Chief Executive Officer in May 1988 and prior to that time served as President and Chief Operating Officer.

         Mr. Adante was elected Executive Vice President, Chief Financial Officer and Secretary-Treasurer in May 1993. He served as Vice President, Chief Financial Officer and Secretary-Treasurer from July 1992 to June 1993. Prior to that time, he served as Vice President, Chief Financial Officer and Secretary since before 1990.

         Mr. Warnke was elected Executive Vice President and General Manager-Utility Services in May 1993. Prior to that time, he served as Vice President and General Manager-Utility Services since before 1990.

         Mr. Bowles was elected Vice President and General Manager of Davey Tree Surgery Company in January 1992. From that date and since before 1990, he served as Vice President and Co-General Manager.

         Mr. Celmer was elected Vice President and General Manager - Residential Services in January, 1995. He served as Vice President-Eastern Operations, Residential and Commercial Services from January 1992 to January 1995. Prior to that time, he served as Vice President-Operations, Residential and Commercial Services since before 1990.

         Mr. Comport was elected Corporate Controller in May 1990. Prior to that time and since before 1990, he served as Vice President-Finance and Administration for G & R Felpauch Company, a comparable-size retail supermarket chain.

         Dr. Funk was elected Vice President-Human Technical Resources in January 1984.

         Ms. Nicholas was elected Assistant Secretary in May 1982.

         Mr. Ober was elected Vice President-New Ventures in March 1986.

         Mr. Ramsey was elected Vice President and General Manager-Commercial Services in January, 1995. He served as Vice President-Western Operations, Residential and Commercial Services from January 1992 to January 1995. Prior to that time, he served as Vice President and Co- General Manager of Davey Tree Surgery Company since before 1990.

         Mr. Shope was elected Vice President and General Manager-Residential and Commercial Services in January 1984. He retired effective December 24, 1994.

         Mr. Parker was elected Vice President - Northern Operations, Utility Services in May, 1994. Prior to that time and since before 1990, he served in several positions in utility operations.

         Officers of the Registrant serve for a term of office from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.

                                                       Sequential page 7 of 38


                                    PART II
                                    -------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

         At December 31, 1994, 1993, and 1992 the number of Common Shares issued were 4,364,220 for each date. At those respective dates, the number of shares in the treasury were 1,921,217, 1,852,050 and 1,816,307.

         The Registrant's Common Shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semi-annually, for purposes of the Registrant's Employee Stock Ownership Trust ("ESOT"), the fair market value of the Registrant's Common Shares, based upon the Registrant's performance and financial condition, is determined by an independent financial consulting firm.

         As of March 22, 1995, there were 1,632 record holders of the Registrant's Common Shares. During the years ended December 31, 1994, December 31, 1993 and December 31, 1992, the Registrant paid dividends of $.13, $.12, and $.11, respectively, per share in each of the four quarters. The Registrant's agreements with its lenders provide that the payment of cash dividends during any year may not exceed the lesser of (a) 30% of the average of annual net earnings (as defined) for the prior three years or (b) 10% of consolidated net worth (as defined) as at the first day of that year. (See
Note 4 to the Financial Statements on page F-13 of this Annual Report on Form 10-K.)

Item 6.  Selected Financial Data.
-------  -----------------------

                                                                Years Ended December 31
                                   ------------------------------------------------------------------------
                                   1994             1993            1992              1991             1990
                                   ----             ----            ----              ----             ----
                                                  (Dollars in Thousands, except per share data)
Operating
Results:
  Revenues                     $212,669         $221,618         $208,936         $187,424         $184,042

  Net Earnings                 $  4,039         $  6,056         $  5,044         $  5,867         $  5,242

  Net Earnings
    Per Common
    Share                      $   1.62         $   2.33         $   1.89         $   2.13         $   1.84

At Year End:
  Total Assets                 $ 98,776         $ 99,462         $ 92,722         $ 73,236         $ 72,544

  Total Long-
    Term Debt                  $ 21,124         $ 26,778         $ 27,113         $ 13,355         $ 13,402

Cash Dividends
  Per Common
  Share                        $    .52         $    .48         $    .44         $    .40         $    .36

                                                         Sequential page 8 of 38


         Net earnings and net earnings per common share presented for 1991 include both the cumulative effect on prior years of changing to the new standard of accounting for income taxes and the change to the 150% declining balance method of depreciation. The cumulative effect increased net earnings by $606,000 and net earnings per common share by $.22. The change in depreciation method increased net earnings by $253,000 and net earnings per share by $.09.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         In fiscal 1994, operating activities generated $16,205,000 in cash, a decrease of $1,897,000 when compared with the $18,102,000 generated in 1993. The decrease was primarily attributable to lower net earnings.

         Net earnings declined $2,017,000 to $4,039,000 mainly due to budget reductions on existing utility operations and discontinued utility operations experienced in the ordinary course of competitive bidding. The decrease in utility revenues was partially recovered through revenue increases in Residential, Commercial and other services. Despite these partial recoveries in revenues, the Registrant's profit margins on several utility contracts retained during the competitive bidding process have narrowed in comparison to previous contracts. Accordingly, revenues and earnings were lower than in 1993. Subsequent to December 31, 1994, the Registrant was successful in renewing an expiring three year contract with a major utility customer. The new four year contract is anticipated to generate $15,400,000 in revenues on an annualized basis.

         Accounts receivable increased $1,025,000, which was $2,178,000 lower than the $3,203,000 increase experienced in 1993. The increase in accounts receivable, coupled with the decline in revenues, caused average days outstanding to rise 2.3 days to 54.5 days. Efforts by the Registrant to reduce both days and dollars to a more acceptable level were hindered in part due to organizational and administrative changes which commenced in 1993 at several utility customers, as well as slower payment cycles initiated by some commercial and residential customers. At February 28, 1995, the Registrant's accounts receivable declined $3,058,000 to $26,255,000 and days outstanding dropped slightly to 53.7 days, still 1.4 days higher than in February, 1994, but .8 days lower than the level at December 31, 1994. The Registrant is not concerned as to the collectibility of accounts, and therefore, considers no allowance necessary; however, it will continue to focus its efforts to attain permanent reductions in both days and dollars outstanding.

                                                         Sequential page 9 of 38



         Accounts payable and accrued liabilities increased $962,000, a $1,584,000 change from last year's decrease of $622,000. This was primarily due to an increase in the current portion of self-insured workers' compensation reserves, partially offset by a reduction in accounts payable. Overall, workers' compensation reserves increased as a result of changes in estimated claims costs, and the Registrant's continued movement into self insurance in most states. These factors, as well as accruals related to the Registrant's retrospectively rated policies, also contributed to the $1,839,000 increase in insurance liabilities in 1994. (See Note 1 to the Financial Statements on page F-9 of the Annual Report on Form 10-K.) The decrease in accounts payable was primarily attributable to equipment purchases entered into during the fourth quarter of 1993 which, due to capital budget reductions, did not occur in the current year.

         Other liabilities declined $879,000, a change of $1,236,000 when compared to the increase of $357,000 in 1993. This change was primarily due to a decrease in income taxes payable, the result of lower earnings.

         Investing activities used $9,408,000, a decrease of $6,188,000 when compared to the $15,596,000 used in the prior year. The decrease was primarily attributable to a $7,289,000 reduction in the Registrant's 1994 capital expenditures, due to the changes experienced on some of its utility contracts. This reduction was partially offset by a deposit paid for the acquisition of the B. D. Wilhelm Company, a residential and commercial tree and lawn care company in Denver, Colorado. The Registrant expects that this acquisition will be consummated during 1995. Despite the reduction in 1994 capital expenditures, the Registrant believes the budget of approximately $12,000,000 for 1995 remains consistent with its plan to expand other services, maintain equipment on existing operations, and provide for the ongoing purchase of land and branch office facilities.

         During 1994, the Registrant's financing activities used $6,846,000, an increase of $4,675,000 over 1993. The major item contributing to this change was a net reduction of the Registrant's long-term debt, principally the amount due under its revolving credit agreement. To a lesser extent, the increase in cash used in financing activities was impacted by additional funds required to repurchase common shares of the Registrant.

         At December 31, 1994, the Registrant's principal source of liquidity consisted of $973,000 in cash and cash equivalents; short term lines of credit and amounts available to be borrowed from banks via notes payable totaling $12,285,000, of which $9,000,000 had been drawn at December 31, 1994; and a revolving credit agreement with a bank in the amount of $15,000,000, of which $2,700,000 had been drawn at December 31, 1994. Including the term note agreement of $12,000,000, the Registrant's credit facilities now total $39,285,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

Liquidity Measurements

         Management uses these measurements to gauge the Registrant's ability to meet current working capital requirements and the extent by which capital expenditures are funded by internally generated "cash flow".

                                                        Sequential page 10 of 38


                                                        1994             1993             1992
                                                   -------------    -------------    -------------
Working Capital                                    $      12,481    $      13,716    $       9,947

Current Ratio                                              1.5:1            1.6:1            1.5:1

Cash Flow from Net Earnings,
    Depreciation & Amortization                    $      17,393    $      19,808    $      17,220

Capital Expenditures                               $       8,598    $      15,887    $      26,434

Cash Flow to Capital
    Expenditures Ratio                                     2.0:1            1.2:1             .7:1

Cash Flow as % of Revenues                                   8.2%             8.9%             8.2%

Leverage Measurements
---------------------

         These ratios measure the extent to which the Registrant has been financed by debt, or, put another way, the proportion of the total assets employed in the business that have been provided by creditors as compared to shareholders. Debt is defined as total liabilities.

                                                        1994             1993             1992
                                                   -------------    -------------    -------------
Equity to Debt Ratio                                   .82:1            .80:1            .77:1

Debt as % of Assets                                    54.9%            55.7%            56.5%

Equity as % of Assets                                  45.1%            44.3%            43.5%

         At the end of 1994 these measurements improved slightly relative to 1993 and 1992. Those two years were affected by the additional borrowings incurred in 1992 to fund capital expenditures required by new utility contracts, in contrast with lower long-term debt resulting from reductions in those expenditures in 1994.


Common Share Measurements
-------------------------

         These measurements assist shareholders in assessing the Registrant's earnings performance, dividend payout and equity position as related to their shareholdings.

                                                        1994             1993             1992
                                                   -------------    -------------    -------------
Net earnings per share                             $        1.62    $        2.33    $        1.89

Dividends per Share                                $         .52    $         .48    $         .44

Book Value per Share                               $       18.23    $       17.54    $       15.82

ESOT Market Valuation
    per Share                                      $       24.38    $       29.63    $       25.75

                                                        Sequential page 11 of 38


         Earnings per share measurements are shown as if all outstanding stock options had been exercised at December 31 of the years presented. Dividends were again increased in 1994. In 1994, they were increased $.04 per share or 8% over 1993, compared to an increase in 1993 of $.04 per share and 9% over 1992. It is the Registrant's objective to provide a fair return on investment to its shareholders through improved dividends as long as the Registrant can financially justify this policy. The fact that dividends have increased each year since 1979 reflects that objective.

Asset Utilization Measurements
------------------------------

         Management uses these measurements to evaluate its efficiency in employing assets to generate revenues and returns.

                                                        1994             1993             1992
                                                   -------------    -------------    -------------
Average Assets Employed
    (in 000's)                                     $      99,119    $      96,092    $      82,979

Asset Turnover (Revenues
    to Average Assets)                                       2.1              2.3              2.5

Return on Average Assets                                     4.1%             6.3%             6.1%

         Asset turnover decreased slightly to 2.1 from 2.3 in 1993 and 2.5 in 1992. Although Management anticipated that the return on average assets would remain lower than desired in the intermediate term because of a continuing commitment to acquire facilities for its Residental/Commercial operations, discontinued utility operations and particularly due to the investment required in 1992 for the new utility contracts, the Registrant's long term goal remains that of achieving an asset turnover rate of at least 3.0 and improving the net earnings percentage to provide a return on assets of between 12% and 15%.


RESULTS OF OPERATIONS
---------------------

         Revenues of $212,669,000 in 1994 decreased $8,949,000 or 4.0%, compared to a 6.1% and 11.5% increase in revenues in 1993 and 1992, respectively. Utility revenues decreased $16,788,000, offset by a $7,839,000 sales increase in Residential, Commercial and other services. Utility revenues were affected primarily by the contracts lost in the ordinary course of competitive bidding, and other discontinued contracts cited earlier in this discussion. Residential, Commercial, and other revenues improved as a result of heightened sales efforts and improved economic conditions generally. The Registrant anticipates that 1995 revenues will approximate levels attained in 1993.

         Operating costs of $145,108,000 declined $5,311,000 when compared to 1993, but as a percentage of revenues increased .3% to 68.2%. The percentage increase in operating costs was driven in part by equipment transportation and repair costs incurred in relocating equipment to alternate utility customer sites. Also, an increase in materials costs associated with additional commercial landscape contracts, as well as pricing concessions without commensurate labor concessions on certain utility contracts, contributed to the higher percentage costs. The Registrant does not anticipate that these costs will reoccur in 1995; accordingly, it expects that 1995 operating costs will be slightly lower as a percentage of sales then in 1994.

                                                        Sequential page 12 of 38


         Selling costs increased 1.3% as a percentage of revenues to 12.9%, or $1,783,000 to $27,431,000. The increase was primarily attributable to higher branch office, relocation, and supervision expenses.

         General and Administrative expenses of $17,436,000 declined $1,748,000 or .4% to 8.2% as a percentage of revenues. The decrease was accomplished primarily through corporate cost reductions, and to a lesser extent lower administrative incentives, the result of lower earnings.

         Depreciation and amortization expense of $13,354,000 was $398,000 lower than last year, but as a percentage of revenues increased .1% to 6.3%. The year-to-date percentage increase is primarily attributable to equipment idled during the interim period between the loss of certain utility contracts and the start of replacement contracts. The Registrant anticipates that depreciation expense will approximate $13,500,000 in 1995.

         Interest expense increased $205,000 to $2,752,000, or .1% to 1.3% as a percentage of sales. The increase is primarily a function of higher overall effective interest rates.

         As a result of the above factors, earnings before income taxes were $6,788,000 or 3.2% of revenues, compared to $10,031,000 or 4.5%, and $8,302,000 or 4.0%, in 1993 and 1992, respectively.

         Effective income tax rates of 40.5%, 39.6%, and 39.2% were used to compute tax provisions for 1994, 1993, and 1992, respectively.

         Accordingly, net earnings for the year of $4,039,000 were $2,017,000 lower than in 1993, and as a percentage of revenues declined to 1.9% compared to 2.7% in the previous year.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  ---------------------------------------------------------

         The independent auditors' report, the audited consolidated financial statements, and the notes to the audited consolidated financial statements required by this Item 8 appear on pages F-1 through F-19 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ----------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

         Not Applicable

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  --------------------------------------------------

         Reference is made to Part I of this Report for information as to executive officers of the Registrant.

         The information regarding directors of the Registrant appearing under the heading "Election of Directors" in the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is hereby incorporated by reference.

                                                        Sequential page 13 of 38


ITEM 11. EXECUTIVE COMPENSATION.
-------  ----------------------

         The information regarding compensation of the Registrant's executive officers appearing under the heading "Remuneration of Executive Officers" in the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  --------------------------------------------------------------

         The information regarding the security ownership of certain beneficial owners and management appearing under the heading "Ownership of Common Shares" in the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

         The information regarding certain relationships and related transactions appearing under the headings "Election of Directors" and "Indebtedness of Management" in the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is hereby incorporated by reference.


                                    PART IV
                                    -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

         (a) (1) and (a) (2) Financial Statements and Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1 of this Annual Report on Form 10-K.

         (a) (3) Exhibits. See the Index to Exhibits on sequentially numbered page 15 of this Annual Report on Form 10-K.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                                                        Sequential page 14 of 38


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE DAVEY TREE EXPERT COMPANY


                                                By:/s/ R. D. Cowan
                                                   ---------------------------
                                                   R. D. Cowan, President and
                                                   Chief Executive Officer


March 30, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1995.

/s/ J. W. JOY                                  /s/ JAMES H. MILLER
--------------------------------               -------------------------------
J. W. JOY, Director and                        JAMES H. MILLER, Director
  Chairman of the Board


/s/ R. DOUGLAS COWAN                           /s/ THOMAS G. MURDOUGH, JR.
--------------------------------               -------------------------------
R. DOUGLAS COWAN, Director;                    THOMAS G. MURDOUGH, JR., Director
  President and Chief Executive
  Officer (Principal Executive                 /s/ JAMES H. POHL, Director
  and Operating Officer)                       -------------------------------
                                               JAMES H. POHL, Director

/s/ R. CARY BLAIR                              /s/ J MAURICE STRUCHEN
--------------------------------               -------------------------------
R. CARY BLAIR, Director                        J MAURICE STRUCHEN, Director

/s/ RICHARD E. DUNN                            /s/ DAVID E. ADANTE
--------------------------------               -------------------------------
RICHARD E. DUNN, Director                      DAVID E. ADANTE, Executive Vice
                                                 President, Chief Financial
                                                 Officer and Secretary-Treasurer
                                                 (Principal Financial Officer)
/s/ WILLIAM D. GINN
--------------------------------
WILLIAM D. GINN, Director



/s/ RICHARD S. GRAY                            /s/ BRADLEY L COMPORT
--------------------------------               -------------------------------
RICHARD S. GRAY, Director                      BRADLEY L COMPORT, Corporate
                                                Controller (Principal
                                                Accounting Officer)
/s/ EUGENE W. HAUPT
--------------------------------
EUGENE W. HAUPT, Director

                                                      Sequential page 15 of 38


                               INDEX OF EXHIBITS
                               -----------------
                                [ITEM 14(a) (3)]

                                                                                     Location
Exhibit No.               Description                                                Sequential Page
-----------               -----------                                                ---------------
(3)(a)                    1991 Amended Articles of Incorporation                     Incorporated by reference to
                                                                                     Exhibit 3(a) to the
                                                                                     Registrant's Annual Report
                                                                                     on Form 10-K for the year
                                                                                     ended December 31, 1991.

(3)(b)                    1991 Amended Regulations of The Davey                      Incorporated by reference to
                          Tree Expert Company                                        page 14 to the Registrant's
                                                                                     definitive Proxy Statement for
                                                                                     its 1991 Annual Meeting of
                                                                                     Shareholders and sequential
                                                                                     page 11 to the Registrant's
                                                                                     Form 10-Q for the quarter
                                                                                     ended June 29, 1991.

(4)                       Instruments defining the rights of                         The Company is a party to
                          security holders, including indentures                     certain instruments, copies
                                                                                     of which will be furnished
                                                                                     to the Securities and Exchange
                                                                                     Commission upon request,
                                                                                     defining the rights of holders
                                                                                     of long-term debt identified
                                                                                     in Note 4 of Notes to Consol-
                                                                                     idated Financial Statements
                                                                                     on page F-12 of this Annual
                                                                                     Report on Form 10-K.

(9)                       Voting Trust Agreement                                     Not Applicable.

(10)(a)                   1985 Incentive Stock Option Plan                           Incorporated by reference to
                                                                                     Exhibit 10 (a) to the
                                                                                     Registrant's Annual Report
                                                                                     on Form 10-K for the year
                                                                                     ended December 31, 1992.

(10)(b)                   1987 Incentive Stock Option Plan                           Incorporated by reference to
                                                                                     Exhibit 10 (b) to the
                                                                                     Registrant's Annual Report
                                                                                     on Form 10-K for the year
                                                                                     ended December 31, 1992.

(10)(c)                   1994 Omnibus Stock Plan                                    Incorporated by reference to
                                                                                     Exhibit 10 (c) to the Regis-
                                                                                     trant's Form 10-Q for the
                                                                                     quarter ended July 2, 1994.

(11)                      Statement re computation of per share                      Not Applicable.
                          earnings.

                                                      Sequential page 16 of 38

                                                                                     Location
Exhibit No.               Description                                                Sequential Page
-----------               -----------                                                ---------------
(12)                      Statement re computation of ratios                         Not Applicable.

(13)                      Annual Report to security holders                          Not Applicable.
                          Form 10-Q or quarterly report to
                          security holders

(16)                      Letter re change in certifying                             Not Applicable.
                          accountant.

(18)                      Letter re change in accounting principals                  Not Applicable.

(21)                      Subsidiaries of the Registrant                             17

(22)                      Published report regarding matters                         Incorporated by reference to
                          submitted to vote of security holders                      Part II, Item 4 to the
                                                                                     Registrant's Form 10-Q for the
                                                                                     quarter ended June 29, 1991

(23)                      Consent of independent auditors                            18
                          to incorporation of their report
                          in Registrant's Statements on
                          Form S-8 (File Nos. 2-73052,
                          2-77353, 33-5755 and 33-21072)
                          and Form S-2 (File No. 33-30970)

(24)                      Power of Attorney                                          Not Applicable.

(27)                      Financial Data Schedule                                    Filed herein.

(28)                      Information from reports furnished                         Not Applicable.
                          to state insurance regulatory
                          authorities.



The documents listed as Exhibits 10(a), 10(b), and 10(c) constitute management contracts or compensatory plans or arrangements.

                                                        Sequential page 17 of 38


                                                                      EXHIBIT 21



SUBSIDIARIES OF THE REGISTRANT

         The Registrant has three wholly-owned subsidiaries, Davey Tree Surgery Company (incorporated in California), Plantasia, Inc., (incorporated in Ohio), and Davey Tree Expert Co. of Canada, Limited (incorporated in Canada), each of which does business under its corporate name.

                                                        Sequential page 18 of 38



                                Exhibit 23
                                ----------






INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 2-73052, as amended, 2-77353, 33-5755 and 33-21072 on Forms S-8 relating to The
Davey Tree Expert Company 1980 Employee Stock Option Plan, The Davey Tree Expert Company 1982 Employee Stock Option Plan, The Davey Tree Expert Company 1985 Incentive Stock Option Plan and The Davey Tree Expert Company 1987 Incentive Stock Option Plan and in Registration Statement No. 33-30970 on
Form S-2 relating to The Davey Tree Expert Company 1989 Stock Subscription Plan and in the related Prospectuses, of our report dated February 17, 1995, appearing in this Annual Report on Form 10-K of The Davey Tree Expert Company for the year ended December 31, 1994.




/s/
DELOITTE & TOUCHE LLP
Akron, Ohio
March 27, 1995

                                                        Sequential page 19 of 38


                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                            [ITEMS 14(a)(1) AND (2)]

DESCRIPTION                                                    PAGE
-----------                                                    ----
Independent Auditors' Report                                    F-2

Consolidated Balance Sheets as of December 31, 1994,            F-3
  1993 and 1992

Consolidated Statements of Net Earnings for the years           F-5
  ended December 31, 1994, 1993 and 1992

Consolidated Statements of Shareholders' Equity for the         F-6
  years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows for the years             F-8
  ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements for the              F-9
  years ended December 31, 1994, 1993 and 1992


                                                        Sequential page 20 of 38





INDEPENDENT AUDITORS' REPORT



To the Board of Directors
The Davey Tree Expert Company
Kent, Ohio


We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company and subsidiary companies as of December 31, 1994, 1993, and 1992, and the related consolidated statements of net earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Davey Tree Expert Company and subsidiary companies as of December 31, 1994, 1993, and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Akron, Ohio
February 17, 1995

                                                        Sequential page 21 of 38


THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                           DECEMBER 31
                                                              1994             1993             1992
                                                                      (DOLLARS IN THOUSANDS)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $    973         $  1,022         $    687
  Accounts receivable                                         29,313           28,288           25,085
  Operating supplies                                           2,568            2,645            2,176
  Prepaid expenses and other assets                            3,133            2,053            1,960
  Deferred income taxes                                          721              994            1,264
                                                            --------         --------         --------

    Total current assets                                      36,708           35,002           31,172

OTHER ASSETS AND INTANGIBLES                                   7,644            4,996            4,113

PROPERTY AND EQUIPMENT:
  Land and land improvements                                   6,376            6,106            4,958
  Buildings and leasehold improvements                        15,806           15,856           15,386
  Equipment                                                  132,708          131,205          123,716
                                                            --------         --------         --------
                                                             154,890          153,167          144,060
  Less accumulated depreciation                              100,466           93,703           86,623
                                                            --------         --------         --------

    Net property and equipment                                54,424           59,464           57,437






                                                            --------         --------         --------

TOTAL                                                       $ 98,776         $ 99,462         $ 92,722
                                                            ========         ========         ========


See notes to consolidated financial statements.

                                                        Sequential page 22 of 38





                                                                           DECEMBER 31
                                                              1994             1993             1992
                                                                      (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $  9,260         $ 11,028         $ 10,557
  Accrued liabilities                                         10,792            8,062            9,155
  Income taxes payable                                           232              466              158
  Notes payable, bank                                             99               80              225
  Current maturities of long-term debt                         3,844            1,650            1,130
                                                            --------         --------         --------

    Total current liabilities                                 24,227           21,286           21,225

LONG-TERM DEBT                                                21,124           26,778           27,113

DEFERRED INCOME TAXES                                          3,328            3,490            3,475

INSURANCE LIABILITIES                                          5,050            3,211

OTHER LIABILITIES                                                516              639              590
                                                            --------         --------         --------

    Total liabilities                                         54,245           55,404           52,403

SHAREHOLDERS' EQUITY:
  Preferred shares
  Common shares                                                4,364            4,364            4,364
  Additional paid-in capital                                   7,531            7,186            6,647
  Retained earnings                                           62,851           60,263           55,520
                                                            --------         --------         --------
                                                              74,746           71,813           66,531

Less:
  Treasury shares, at cost                                    29,416           26,491           24,257
  Subscriptions receivable from employees                        606              975            1,569
  Future contributions to ESOT                                   193              289              386
                                                            --------         --------         --------

    Total shareholders' equity                                44,531           44,058           40,319
                                                            --------         --------         --------

TOTAL                                                       $ 98,776         $ 99,462         $ 92,722
                                                            ========         ========         ========

                                                        Sequential page 23 of 38


THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF NET EARNINGS
--------------------------------------------------------------------------------

                                                        YEARS ENDED DECEMBER 31
                                          1994                     1993                      1992
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES                         $  212,669     100.0%   $   221,618     100.0%    $  208,936      100.0%
COSTS AND EXPENSES:
  Operating                         145,108      68.2        150,419       67.9       144,329       69.1
  Selling                            27,431      12.9         25,648       11.6        23,278       11.1
  General and administrative         17,436       8.2         19,184        8.6        18,863        9.0
  Depreciation and
    amortization                     13,354       6.3         13,752        6.2        12,176        5.9
                                 ----------    ------    -----------    -------    ----------     ------

                                    203,329      95.6        209,003       94.3       198,646       95.1
                                 ----------    ------    -----------    -------    -----------    ------

EARNINGS FROM
  OPERATIONS                          9,340       4.4         12,615        5.7        10,290        4.9

INTEREST EXPENSE                      2,752       1.3          2,547        1.2         2,056        1.0

OTHER (INCOME)
  EXPENSE - NET                        (200)      (.1)            37                      (68)       (.1)
                                 ----------     ------    -----------    -------   ----------      ------

EARNINGS BEFORE
  INCOME TAXES                        6,788       3.2         10,031        4.5         8,302        4.0

INCOME TAXES                          2,749       1.3          3,975        1.8         3,258        1.6
                                 ----------    ------    -----------    -------    ----------     ------

NET EARNINGS                     $    4,039       1.9%   $     6,056        2.7%   $    5,044        2.4%
                                 ==========    ======    ===========    =======    ==========     ======

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING
  INCLUDING COMMON
  STOCK EQUIVALENTS               2,488,545                2,602,708                2,666,110
                                 ==========              ===========               ==========

NET EARNINGS PER
  COMMON SHARE                   $     1.62               $      2.33              $     1.89
                                 ==========               ===========              ==========


See notes to consolidated financial statements.

                                                        Sequential page 24 of 38



THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
________________________________________________________________________________

                                                                                             ADDITIONAL
                                                                               COMMON         PAID-IN
                                                                               SHARES         CAPITAL
BALANCE, JANUARY 1, 1992                                                       $4,364          $6,241

  Receipts from subscriptions receivable                                                           (8)
  Shares purchased                                                                                 16
  Shares sold to employees                                                                        324
  Options exercised                                                                                74
  Contributions to ESOT
  Net earnings
  Dividends, $.44 per share
  Net adjustment for foreign currency translation
                                                                               ------          ------

BALANCE, DECEMBER 31, 1992                                                      4,364           6,647

  Receipts from subscriptions receivable
  Shares purchased
  Shares sold to employees                                                                        339
  Options exercised                                                                               200
  Contributions to ESOT
  Net earnings
  Dividends, $.48 per share
  Net adjustment for foreign currency translation
                                                                               ------          ------

BALANCE, DECEMBER 31, 1993                                                      4,364           7,186

  Receipts from subscriptions receivable
  Shares purchased
  Shares sold to employees                                                                        408
  Options exercised                                                                               (63)
  Contributions to ESOT
  Net earnings
  Dividends, $.52 per share
  Net adjustment for foreign currency translation
                                                                               ------          ------

BALANCE, DECEMBER 31, 1994                                                     $4,364          $7,531
                                                                               ======          ======

See notes to consolidated financial statements.

                                                        Sequential page 25 of 38





                                  SUBSCRIPT-
                                 IONS RECEIVE-      CONTRIBU-
 RETAINED         TREASURY         ABLE FROM          TIONS
 EARNINGS          SHARES          EMPLOYEES         TO ESOT          TOTAL
  $51,803         $(20,607)         $(2,059)          $(482)         $39,260

                       (29)             490                              453
                    (4,460)                                           (4,444)
                       541                                               865
                       298                                               372
                                                         96               96
    5,044                                                              5,044
   (1,141)                                                            (1,141)
     (186)                                                              (186)
  -------         --------          -------           -----          -------

   55,520          (24,257)          (1,569)           (386)          40,319

                                        594                              594
                    (3,508)                                           (3,508)
                       459                                               798
                       815                                             1,015
                                                         97               97
    6,056                                                              6,056
   (1,207)                                                            (1,207)
     (106)                                                              (106)
  -------         --------          -------           -----          -------

   60,263          (26,491)            (975)           (289)          44,058

                                        369                              369
                    (4,409)                                           (4,409)
                       832                                             1,240
                       652                                               589
                                                         96               96
    4,039                                                              4,039
   (1,290)                                                            (1,290)
     (161)                                                              (161)
  -------         --------          -------           -----          -------

  $62,851         $(29,416)         $  (606)          $(193)         $44,531
  =======         ========          =======           ======         =======

                                                        Sequential page 26 of 38


THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
__________________________________

                                                                           DECEMBER 31
                                                              1994             1993             1992
                                                                      (DOLLARS IN THOUSANDS)
CASH  FROM OPERATING ACTIVITIES:
  Net earnings                                               $ 4,039          $ 6,056         $ 5,044
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                           13,354           13,752          12,176
      Deferred income taxes                                      111              285             275
                                                             -------          -------         -------
                                                              17,504           20,093          17,495
      Change in operating assets and liabilities:
         Accounts receivable                                  (1,025)          (3,203)         (4,172)
         Other assets                                         (2,196)          (1,734)         (1,654)
         Accounts payable and accrued liabilities                962             (622)          4,529
         Insurance liabilities                                 1,839            3,211
         Other liabilities                                      (879)             357            (735)
                                                             -------          -------         -------
  Net cash provided by operating activities                   16,205           18,102          15,463

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment                  945              291             409
  Deposit on acquisition                                      (1,755)
  Capital expenditures:
    Land and buildings                                          (423)          (1,058)         (2,656)
    Equipment                                                 (8,175)         (14,829)        (23,778)
                                                             -------          -------         -------
  Net cash used in investing activities                       (9,408)         (15,596)        (26,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
  ESOT payment of debt guaranteed by Company                      96               97              96
  Net borrowings (payments) under notes payable, bank             19             (145)            145
  Principal payments of long-term debt                        (3,876)          (1,713)         (1,348)
  Proceeds from issuance of long-term debt                       416            1,898          15,071
  Sales of treasury shares                                     1,829            1,813           1,237
  Receipts from stock subscriptions                              369              594             453
  Dividends paid                                              (1,290)          (1,207)         (1,141)
  Repurchase of common shares                                 (4,409)          (3,508)         (4,444)
                                                             -------          -------         -------
  Net cash provided by (used in) financing activities         (6,846)          (2,171)         10,069
                                                             -------          -------         -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (49)             335            (493)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                         1,022              687           1,180
                                                             -------          -------         -------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $   973          $ 1,022         $   687
                                                             =======          =======         ========

See notes to consolidated financial statements.

                                                        Sequential page 27 of 38


THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31,1994
________________________________________________________________________________

 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of The Davey Tree Expert Company and its wholly owned subsidiary companies.

      FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to December 31; 1994 and 1993 were fiscal years comprised of 52 weeks ended December 31, 1994 and January 1, 1994, respectively, while 1992 was a 53 week year ended January 2, 1993. For presentation purposes, all years were presumed to have ended on December 31.

      CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - Carrying amounts approximate fair value due to the short maturity of these instruments. Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

      ACCOUNTS RECEIVABLE - No allowance was considered necessary for any of the years presented.

      INTANGIBLE ASSETS represent goodwill, employment contracts, client lists and similar assets resulting from business acquisitions and are being amortized on a straight-line basis over their estimated useful lives ranging from 3 to 20 years.

      PROPERTY AND EQUIPMENT - The Company records property and equipment at cost. Generally, land improvements, leasehold improvements and buildings are depreciated by the straight-line method while the declining balance method is used for equipment. The estimated useful lives used in computing depreciation are: land improvements, 5-20 years; buildings and leasehold improvements, 5-40 years; equipment, 3-10 years.

      INSURANCE - The Company manages its casualty liability exposures primarily by utilizing two funding methods. For workers' compensation it is substantially self-insured. For auto, general liability, and some workers' compensation it is insured under policies which require payment of premiums that are subject to retrospective adjustment by the insurance company. The premiums are affected by several factors, including the safety record and experience of both the Company and the industry, and economic conditions. Under both methods, the Company generally retains the first $350,000 in loss per occurrence and carries excess insurance above that amount. With respect to workers' compensation, the Company's risk of exposure to loss per occurrence may be less than $350,000 depending on the nature of the claim and the statutes in effect by state.

      Under both funding methods, insurance liabilities are determined using actuarial methods and assumptions to estimate ultimate costs. These liabilities include a large number of claims for which the ultimate costs will develop over a period of several years. Accordingly, the estimates can change as claims mature. Changes in estimates of claim costs resulting from new information received will be recognized in income in the period in which the estimates are changed. Expenses that are unallocable to specific claims are recognized as costs in the year incurred.

                                                        Sequential page 28 of 38

      The gross liability for the self-insured workers' compensation reserves and the net accrual for retrospectively rated premiums was approximately $9,785,000 at December 31, 1994, and $6,635,000 at December 31, 1993.
      The change in funding methods was the principal factor contributing to the increase. The present value of those liabilities, which is discounted at 5 1/2% and 4% respectively, was $8,393,000 and $6,046,000. The change in the discount rate reduced insurance costs by $300,000 in 1994. The discounted self-insurance reserves and accruals related to the retrospectively rated policies have been combined and are classified as current and noncurrent liabilities and assets in the accompanying balance sheets based on the timing of future estimated cash payments and receipts.

      RECLASSIFICATIONS have been made to the prior-year financial statements to conform to the current year presentation.

2.    COMMON AND PREFERRED SHARES

      The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

      The number of common shares authorized is 12,000,000, par value $1.00. At December 31, 1994, 1993 and 1992, the number of common shares issued was 4,364,220, and the number of shares in the treasury were 1,921,217, 1,852,050 and 1,816,307, respectively.

      The Company's stock is not listed or traded on an active stock market and market prices are, therefore, not available. Semi-annually, an independent financial consulting firm determines the fair market value based upon the Company's performance and financial condition.

      Since 1979, the Company has provided an "internal market" for all shareholders through its' purchase of their common shares. In 1991, shareholders approved uniform restrictions on the transfer of the Company's common shares. These restrictions generally give the Company or the trust of the Company's Employee Stock Ownership Plan the right to purchase the common shares whenever a shareholder proposes to transfer the shares to anyone, other than transfers to a current employee of the Company or transfers by a current or former employee to members of their immediate family.

      OMNIBUS STOCK PLAN - On May 17, 1994, shareholders approved adoption of the 1994 Omnibus Stock Plan, which consolidates into a single plan provisions for the grant of stock options and other stock based incentives and maintenance of the employee stock purchase plan. Other than director options, the grant of awards is at the discretion of the compensation committee of the board of directors. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the plan. Each non-employee director elected or appointed, and re-elected or re-appointed, will receive a director option that gives the right to purchase, for six years, 1,000 common shares at the fair market value per share at date of grant. The maximum number of shares that may be issued upon exercise of stock options, other than director options, is 400,000 during the ten year term of the plan.

      Shares available for grant at December 31, 1994 were 63,941, which were based on the number available upon ratification of the plan less the director options granted and shares purchased in 1994 under the stock purchase plan. On May 17, 1994 the non-employee directors were granted options to purchase 10,000 common shares at $29.63 per share, expiring in 2000.

                                                        Sequential page 29 of 38

      STOCK PURCHASE PLAN - The Company has an employee stock purchase plan that provides the opportunity for all full-time employees with one year of service to purchase shares through payroll deductions. The purchase price for the shares offered under the plan is 85% of the fair value of the shares. The Company had reserved 760,000 shares prior to adopting the 1994 Omnibus Stock Plan. Availability of shares is determined in accordance with provisions of the Omnibus Stock Plan.

      Purchases under the plan have been as follows:

                                                                1994             1993             1992
      Number of employees participating                            907              908              760

      Annual shares purchased                                   48,209           46,556           41,366

      Average price paid                                        $22.85           $22.73           $20.63

      Cumulative shares purchased                              625,685          577,476          530,920

      STOCK OPTION PLANS - Prior to adoption of the 1994 Omnibus Stock Plan, the Company had two qualified stock option plans available for officers and management employees. The status of these plans are as follows at December 31, 1994:

                                                                   OPTION PLANS
                                        ----------------------------------------------------------------
                                            1985                             1987
                                        -----------  ---------------------------------------------------
      Grant Date                          May 20,    December 31,  March 31,  December 4,  December 10,
                                            1987        1989         1992         1992         1993
      Options granted                      109,600      137,900      128,900      17,800      116,000
         Exercised through 1992            (34,800)     (11,200)
         Exercised in 1993                 (33,000)      (4,465)        (700)
         Exercised in 1994                 (41,800)        (400)                    (500)
                                        ----------   ----------   ----------   ---------   ----------

      Options outstanding,
         December 31, 1994                       0      121,835      128,200      17,300      116,000
                                        ==========   ==========   ==========   =========   ==========

      Option purchase price
         based on fair value at
         grant date                     $    12.92   $    18.79   $    24.87   $   23.78   $    27.65
                                        ==========   ==========   ==========   =========   ==========

      Year of expiration                      1994         1999         2002        2002         2003


      STOCK SUBSCRIPTION OFFERING - In 1989, the Company made a stock subscription offering to employees and directors whereby they could subscribe to purchase stock for $15.86 per share. Employees could purchase the Company's common shares by making a 10% cash down payment and financing the remainder of the balance with seven-year promissory notes payable to the Company through monthly payroll deductions or annual installments commencing in September, 1989. The notes bear interest at a rate of 8% per annum and are reflected as subscriptions receivable in shareholders' equity. A total of 141 participants subscribed for 228,876 common shares of the Company.

                                                        Sequential page 30 of 38



 3.   ACCRUED LIABILITIES

      Accrued liabilities consisted of:

                                                                           DECEMBER 31
                                                              1994             1993             1992
                                                                      (DOLLARS IN THOUSANDS)
      Compensation                                          $  3,101         $  2,903         $  2,994
      Vacation                                                 1,419            1,564            1,552
      Insurance liabilities                                    4,396            2,355            3,173
      Taxes, other than taxes on income                          861              808              968
      Other                                                    1,015              432              468
                                                            --------         --------         --------

                                                            $ 10,792         $  8,062         $  9,155
                                                            ========         ========         ========

 4.   NOTES PAYABLE, BANK AND LONG-TERM DEBT

      Notes Payable, Bank
      -------------------
      The Company has a bank operating loan which is repayable on demand and charges interest at the bank's prime rate. Additionally, the Company has unused short-term lines of credit with five banks totaling $3,285,000, generally at the banks' prime rate, which was 7.75% at December 31, 1994.

      Long-term Debt
      --------------

                                                                           DECEMBER 31
                                                              1994             1993             1992
                                                                      (DOLLARS IN THOUSANDS)
      Revolving credit agreement                            $  2,700         $  5,500         $  5,300
      Term note agreement                                     12,000           12,000           12,000
      Notes payable                                            8,000            8,000            8,000
      Corporate Center financing                                                  375              875
      Long-term debt of ESOT                                     193              290              386
      Subordinated notes - stock redemption                      212              346              550
      Term loans and other                                     1,863            1,917            1,132
                                                            --------         --------         --------
                                                              24,968           28,428           28,243
      Less current maturities                                  3,844            1,650            1,130
                                                            --------         --------         --------

                                                            $ 21,124         $ 26,778         $ 27,113
                                                            ========         ========         ========

      The total annual installments required to be paid on long-term debt in years 1995 to 1999 are as follows: 1995, $3,844,000; 1996, $2,673,000;
      1997, $2,525,000; 1998, $2,446,000; 1999, $2,780,000.  Excluded from these installments are the revolving credit agreement and notes payable which are classified as long-term debt since it is expected that these amounts will be outstanding throughout the ensuing year.

      Revolving Credit Agreement
      --------------------------
      The Revolving Credit Agreement ("Revolver") permits the Company to borrow up to $15,000,000. The Revolver provides for interest on any borrowings at prime, plus a commitment fee of 3/16 of 1% on the unborrowed commitment. Borrowings under the Revolver may be converted, at the Company's option, to five-year loans.

                                                        Sequential page 31 of 38

      Under the most restrictive covenants of the Revolver and the Term Note Agreement ("Term Note") below, dividend payments could not exceed $1,697,000 in 1994, and the Company is obligated to maintain a minimum shareholders' equity, as defined, of $28,000,000 plus 25% of annual consolidated earnings from December 31, 1992; a minimum ratio of shareholders' equity to total liabilities, as defined, of .70 to 1 at December 31, 1993 and .75 to 1 at December 31 of each year thereafter; a minimum current ratio of 1 to 1; and a fixed charge coverage ratio of not less than 2.25 to 1.0.

      Term Note Agreement
      -------------------
      In 1992 the Company borrowed $12,000,000 under the Term Note which provides for twenty consecutive quarterly principal installments of $600,000 commencing January 1, 1995 plus interest at either the London Interbank Offered Rate (LIBOR) plus 1-5/16% or prime plus 1/4%. The average adjusted LIBOR rate during 1994 was 4.42%; LIBOR was 6.50%, 3.375% and 3.4375% at December 31, 1994, 1993 and 1992, respectively.

      Notes Payable
      -------------
      Notes payable totaling $8,000,000 consist of borrowings from banks for periods of up to six months at rates based either on the London Interbank Offered Rate (LIBOR), or at a money market option rate, which are generally less than U.S. prime rate. The Company intends to refinance these obligations either through continued uninterrupted renewal of the notes or borrowing under the Revolver.

      Corporate Center Financing
      --------------------------
      Corporate Center financing consisted of industrial development bonds which were repaid on February 1, 1994, and a $250,000 Community Development Block Grant, at 3% interest, which was repaid on August 1, 1994.

      Long-Term Debt of ESOT
      ----------------------
      Commencing March 31, 1992, the agreement provided for twenty equal quarterly installments of $24,098 plus interest of 8.4% with the final installment due December 31, 1996. Prior to a refinancing on March 20, 1992, the quarterly installments were $15,061 plus interest of 8.4%.

      Subordinated Notes
      ------------------
      In 1992, 1990 and 1988 the Company redeemed shares of its common stock from shareholders for cash and five-year subordinated promissory notes bearing interest at a rate equal to the average of the prime rate and the prevailing local bank basic savings rate. There were 16,800 shares redeemed in 1992 for cash of $223,830 and notes of $193,986. In 1990, 32,937 shares were redeemed for cash of $179,730 and notes of $478,022. In 1988, 40,744 shares were redeemed for cash of $274,320 and notes of $346,619.

      Term Loans and Other
      --------------------
      The weighted average interest on the term loans approximates 8.9% and the amounts outstanding are being repaid primarily in equal monthly installments through 1999.

      Interest on Debt
      ----------------
      The Company made cash payments for interest on all debt of $2,487,000, $2,579,000, and $2,056,000 in 1994, 1993, and 1992, respectively.

                                                        Sequential page 32 of 38


5.    FINANCIAL INSTRUMENTS

      The Company uses interest rate swap agreements (swaps) with its principal bank to reduce the impact of changes in interest rates on its borrowings under the Term Note. Management's authority to utilize these agreements is restricted by the Board of Directors, and they are not used for trading purposes. At December 31, 1994 and 1993, two of the outstanding swaps had a total notional amount of $12,000,000, which effectively changed the interest rate exposure on the Term Note to a fixed 7.22% over the same maturity period. On December 16, 1993, a "reverse" swap was entered into on a notional amount of $6,000,000, which effectively changed this fixed interest rate on one- half of the term note to a variable rate for two years.

      Amounts receivable or payable under the swaps are settled by the parties on a quarterly basis, and are accrued over the related periods of the
      swaps.   These amounts are included in the consolidated balance sheets on a net basis as accrued liabilities and are treated either as an increase or decrease in interest expense. Interest expense was increased by $216,000, $295,000, and $25,000 in 1994, 1993 and 1992 respectively from these accruals.

      The fair value of the swaps is the quoted amount that the Company would receive or pay to terminate the swap agreements as provided by the bank, taking into account current interest rates. Had these agreements been terminated as of December 31, 1994, the Company would have received $345,000. Had the same agreements been terminated at December 31, 1993, the Company would have paid $432,000.

      The fair value of the Company's long-term debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's principal bank. At December 31, 1994 and 1993, the carrying value of the Company's long-term debt was $24,968,000 and $28,428,000 respectively. At those dates, the fair value was $24,488,000 and $27,993,000 respectively.

 6.   EMPLOYEE STOCK OWNERSHIP PLAN

      On March 15, 1979, the Company consummated a plan which transferred control of the Company to its employees. As a part of this plan, the Company sold 1,440,000 Common Shares to the Company's new Employee Stock Ownership Trust (ESOT) for $2,700,000.

      The Employee Stock Ownership Plan, in conjunction with the related trust
      (ESOT), provides for the grant to certain employees of certain ownership rights in, but not possession of, the Common Shares held by the trustee of the Trust. Annual allocations of shares are made to individual accounts established for the benefit of the participants.

      The Employee Stock Ownership Plan includes as participants, all nonbargaining employees of the parent company and its domestic subsidiaries who have attained age 21 and completed one year of service.

      SOP 93-6 "Employers Accounting for Employee Stock Ownership Plans" requires the employer to recognize compensation expense equal to the fair value of the shares committed to be released; however, it allows an employer with an ESOP holding shares purchased prior to December 31, 1992 to continue their existing accounting treatment. Accordingly, the Company has elected to maintain its existing accounting treatment.

                                                        Sequential page 33 of 38

      The number of shares released from collateral and available for allocation to ESOP participants is determined by dividing the sum of the current year loan principal and interest payments by the sum of the current and future years' loan principal and interest payments. The Company makes annual cash contributions to the ESOP, net of dividends paid on the shares held as collateral, sufficient to pay the principal and interest on the ESOT debt; such contributions are reflected as an expense of the Company. Dividends on allocated shares are credited to participants' accounts and charged against retained earnings. ESOP shares that have been released and committed to be released are considered outstanding for purposes of computing earnings per share.

      The contributions to the ESOT were:

                                                               1994             1993             1992
                                                                       (DOLLARS IN THOUSANDS)
      Principal repayment                                   $       96       $       97       $       96
      Interest                                                      22               30               29
                                                            ----------       ----------       ----------

      Total cash contributions required                            118              127              125
      Less dividends paid on collateral shares                      33               42               50
                                                            ----------       ----------       ----------

      ESOT expense                                          $       85       $       85       $       75
                                                            ==========       ==========       ==========

      Annual release of shares from collateral                  22,716           24,290           25,922
                                                            ==========       ==========       ==========

      Cumulative release of shares from collateral           1,399,407        1,376,691        1,352,401
                                                            ==========       ==========       ==========

      Number of shares remaining in collateral                  40,593           63,309           87,599
                                                            ==========       ==========       ==========

 7.   PENSION PLANS

      Description of Plans
      --------------------
      Substantially all of the Company's employees are covered by two defined benefit pension plans. One of these plans is for non-bargaining unit employees and is non-contributory with respect to annual compensation up to a defined level with voluntary contributions beyond the specified compensation levels, and employee contributions. The other plan is for bargaining unit employees not covered by union pension plans, is non-contributory, and provides benefits at a fixed monthly amount based upon length of service.

      Funding Policy
      --------------
      The Company's funding policy is to make the annual contributions necessary to fund the plans within the range permitted by applicable regulations. The plans' assets are invested by outside asset managers in marketable debt and equity securities.

                                                        Sequential page 34 of 38

      Expense Recognition
      -------------------
      Pension expense (income) was calculated as follows:

                                                              1994             1993             1992
                                                                      (DOLLARS IN THOUSANDS)
      Service cost - increase in benefit
         obligations earned                                 $   504         $    423         $    480
      Interest cost on projected benefit
         obligation                                             879              751              754
      Return on plan assets (earnings)                       (1,354)          (1,238)          (1,312)
      Deferral (amortization) of
         unrecognized net assets                               (105)            (188)            (230)
                                                            -------          -------          -------

      Net pension income                                    $   (76)         $  (252)         $  (308)
                                                            =======          =======          =======


      The funded status of pension plans at December 31 were as follows:

                                                              1994             1993             1992
                                                                      (DOLLARS IN THOUSANDS)
      Plan assets at fair market value                      $ 16,382         $ 17,285         $ 17,194
      Projected benefit obligation                           (11,051)         (10,360)          (9,769)
                                                            --------         --------         --------
      Excess of assets over projected
         benefit obligation                                    5,331            6,925            7,425
      Unrecognized initial asset                              (1,226)          (1,299)          (1,371)
      Unrecognized gain                                       (2,054)          (3,326)          (3,990)
      Unrecognized prior service cost                             66             (259)            (274)
                                                            --------         --------         --------
      Prepaid pension expense recognized
         as other assets in balance sheets                  $  2,117         $  2,041         $  1,790
                                                            ========         ========         ========

      The projected benefit obligation was determined using an assumed discount rate of 8.25% in 1994, 7.5% in 1993, and 8% in 1992. The assumed long-term compensation rate increase was 5.0% in 1994 and 1993, and 5.5% in 1992. The assumed long-term rate of return on plan assets was 7.5% in 1994 and 1993, and 8% in 1992.

      The projected benefit obligation, which includes the effect of annual compensation rate increases, is based on an accumulated benefit obligation of $9,411,000, $8,837,000, and $8,329,000 at December 31,
      1994, 1993 and 1992, respectively. It includes vested benefits of $9,231,000, $8,666,000, and $8,194,000, respectively.

      Multiemployer Plans
      -------------------
      The Company also contributes to several multiemployer plans which provide defined benefits to unionized workers who do not participate in the Company sponsored bargaining unit plan. Amounts charged to pension cost and contributed to the plans in 1994, 1993 and 1992 totaled $380,000, $567,000, and $664,000, respectively.

                                                        Sequential page 35 of 38


8.    INCOME TAXES

      The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets (no valuation allowance was considered necessary) and liabilities at December 31, were as follows:

                                                                    DEFERRED TAX CONSEQUENCES
                                                              1994             1993             1992
                                                                      (DOLLARS IN THOUSANDS)
      CURRENT
         Assets:
           Non-deductible accruals for:
             Compensated absences                           $    384         $    386         $    352
             Insurance                                           270              611              884
         Other - net                                              67              (3)               28
                                                            --------         -------          --------
           Net current                                           721              994            1,264
                                                            --------         --------         --------

      NON-CURRENT
         Assets:
           Insurance                                          1,714            1,092
         Liabilities:
           Accelerated depreciation for tax purposes         (4,356)          (3,751)          (2,792)
           Pensions                                            (772)            (746)            (660)
         Other - net                                             86              (85)             (23)
                                                            -------          -------          -------
           Net noncurrent                                    (3,328)          (3,490)          (3,475)
                                                            -------          -------          -------

           Net deferred tax liability                       $(2,607)         $(2,496)         $(2,211)
                                                            =======          =======          =======


         Significant components of income tax expense includes:

                                                              1994             1993             1992
                                                                       (DOLLARS IN THOUSANDS)
      Taxes currently payable:
         U.S. Federal                                       $  1,903         $  2,682         $  1,974
         Canadian                                                (54)             379              268
         State and local                                         591              722              734
                                                            --------         --------         --------
                                                               2,440            3,783            2,976
                                                            --------         --------         --------

      Deferred tax expense (benefit):
         U.S.                                                    312              161              271
         Canada                                                   (3)              31               11
                                                            --------         --------         --------
                                                                 309              192              282
                                                            --------         --------         --------

                                                            $  2,749         $  3,975         $  3,258
                                                            ========         ========         ========

                                                        Sequential page 36 of 38

      The differences between the U.S. Federal statutory tax rate and the effective tax rate are as follows:

                                                              1994             1993             1992
      U.S. Federal statutory tax rate                           34.0%            34.0%            34.0%
      State and local income taxes                               5.7              4.8              5.8
      Canadian income taxes                                      (.1)             2.4              1.4
      Miscellaneous                                               .9             (1.6)            (2.0)
                                                            --------         --------         --------

      Effective tax rate                                        40.5%            39.6%            39.2%
                                                            ========         ========         ========

      Earnings before income taxes by country are as follows:

                                                              1994             1993             1992
                                                                       (DOLLARS IN THOUSANDS)
      U.S.                                                  $  6,930         $  9,525         $  7,829
      Canadian                                                  (142)             506              473
                                                            --------         --------         --------

                                                            $  6,788         $ 10,031         $  8,302
                                                            ========         ========         ========

      The Company made cash payments for income taxes of $3,638,000, $2,635,000, and $3,729,000 in 1994, 1993 and 1992, respectively.

9.    CUSTOMERS

      The Company provides a broad line of horticultural services to corporate, institutional and residential customers throughout most of the United States and Canada. The Company's major service line, utility line clearance, represented approximately 64% of the outstanding accounts receivable at December 31, 1994, 1993 and 1992. The Company had revenues from one utility customer under multiple long-term contracts aggregating approximately $27,000,000 in 1994, $36,000,000 in 1993, and $33,000,000
      in 1992. The Company had revenues from a second utility customer under multiple year contracts of approximately $24,000,000 in 1994, $23,000,000 in 1993, and $19,000,000 in 1992. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral.

10.   OPERATING LEASES

      The Company primarily leases facilities which are used for district office and warehouse operations. These leases extend for varying periods of time up to four years and, in some cases, contain renewal options. Total rental expenses under such operating leases amounted to approximately $1,394,000, $1,245,000, and $1,030,000 for 1994, 1993 and
      1992, respectively. As of December 31, 1994, future minimum rental payments, including taxes and other operating costs, for all operating leases having noncancelable lease terms in excess of one year, totaled $2,464,000, and are expendable as follows: 1995, $1,098,000; 1996,
      $668,000; 1997, $513,000; 1998, $156,000 and 1999, $29,000.

                                                        Sequential page 37 of 38


11.   COMMITMENTS AND CONTINGENCIES

      The Company is party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. Management is of the opinion that liabilities which may result are adequately covered by insurance, or to the extent not covered by insurance or accrued, would not be material in relation to the financial statements.

      At December 31, 1994, the Company was contingently liable to its principal bank in the amount of $7,197,000 for outstanding letters of credit for insurance coverage and guarantees of debt for one of its subsidiaries.