Form 10-Q
period 1995-04-01
DAVEY TREE EXPERT CO
filed 1995-05-16
CIK 277638

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 1, 1995                      Commission File No. 0-11917


                         THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


           OHIO                                          34-0176110
 (State of Incorporation)                      (IRS Employer Identification No.)


        1500 North Mantua Street
            P. O. Box 5193
              Kent, OH                                       44240-5193
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code:  (216) 673-9511

Number of Common Shares Outstanding as of May 15, 1995:  2,362,524

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

            YES    X               NO
                -------               -------

                        THE DAVEY TREE EXPERT COMPANY

                                    INDEX
                                    -----

                                                                     Page No.
                                                                     --------
PART I:   FINANCIAL INFORMATION

Item 1: Financial Statements

        Consolidated Balance Sheets - Periods Ended April 1,
        1995, April 2, 1994 and December 31, 1994                       3

        Consolidated Statements of Earnings - Three Months
        Ended April 1, 1995 and April 2, 1994                           4

        Consolidated Statements of Cash Flows - Three Months
        Ended April 1, 1995 and April 2, 1994                           5

        Notes to Consolidated Financial Statements                      6

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   8

PART II:  OTHER INFORMATION                                            11

                        THE DAVEY TREE EXPERT COMPANY

                         CONSOLIDATED BALANCE SHEETS

                                                                          (Dollars in Thousands)
                                                                  April 1,        April 2,        Dec. 31,
                                                                   1995             1994             1994
                                                                ------------     ------------     ------------
ASSETS                                                                    (UNAUDITED)
- ------                                                          -----------------------------
CURRENT ASSETS
 Cash and Cash Equivalents                                      $        659     $        299     $        973
 Accounts Receivable                                                  30,092           27,740           29,313
 Refundable Income Taxes                                                 619            1,290               --
 Operating Supplies                                                    2,563            3,164            2,568
 Prepaid Expenses                                                      3,282            2,374            3,133
 Deferred Income Taxes                                                 1,898            1,902            1,898
                                                                ------------     ------------     ------------
        Total Current Assets                                          39,113           36,769           37,885

OTHER ASSETS                                                           7,008            5,271            7,470
PROPERTY AND EQUIPMENT - NET                                          55,075           59,493           54,424
                                                                ------------     ------------     ------------
        TOTAL ASSETS                                            $    101,196    $     101,533     $     99,779
                                                                ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
 Notes Payable to Banks                                         $        187      $       315     $         99
 Accounts Payable                                                     10,113            8,638            9,260
 Accrued Liabilities                                                   8,365            7,630            6,396
 Accrued Workers' Compensation                                         4,501            2,048            4,396
 Income Taxes Payable                                                     --               --            1,307
 Current Maturities of Long-Term Debt                                  7,296            7,985            3,844
                                                                ------------     ------------     ------------
        Total Current Liabilities                               $     30,462     $     26,616     $     25,302
                                                                ============     ============     ============

LONG-TERM DEBT
 Notes Payable                                                  $      8,000      $     8,000     $      8,000
 Term Note Agreement                                                  10,800           12,000           12,000
 8.95% Industrial Development Bonds                                       --               --               --
 Revolving Credit Agreement                                            6,200           11,900            2,700
 Long-Term Debt of ESOT                                                  193              265              193
 3% Community Development Block Grant                                     --              250               --
 Term Loans                                                            1,149            1,308            1,401
 Subordinated Notes - Stock Redemption                                   808              346              212
 Other                                                                   687              488              462
                                                                ------------     ------------     ------------
                                                                      27,837           34,557           24,968
 Less:  Current Maturities                                             7,296            7,985            3,844
                                                                ------------     ------------     ------------
        Total Long-Term Debt                                          20,541           26,572           21,124
                                                                ------------     ------------     ------------
SELF-INSURANCE LIABILITIES                                             5,392            3,871            5,050
                                                                ------------     ------------     ------------
OTHER LIABILITIES                                                      3,892            3,831            3,772
                                                                ------------     ------------     ------------
        TOTAL LIABILITIES                                       $     60,287     $     60,890     $     55,248
                                                                ============     ============     ============

SHAREHOLDERS' EQUITY
 Preferred Shares                                               $          0     $          0     $          0
 Common Shares - $1.00 Par Value; Authorized
        12,000,000 Shares; Issued 4,364,220 Shares at
        April 1, 1995, April 2, 1994 and December 31, 1994             4,364            4,364            4,364
 Additional Paid-In Capital                                            7,554            7,207            7,531
 Retained Earnings                                                    60,831           57,262           62,851
                                                                ------------     ------------     ------------
                                                                      72,749           68,833           74,746

LESS:
 Treasury Shares at cost:  1,988,278 Shares at
        April 1, 1995; 1,865,858 Shares at April 2, 1994;
        and 1,921,217 Shares at December 31, 1994                    (31,079)         (26,969)         (29,416)
 Subscriptions Receivable from Employees                                (592)            (956)            (606)
 Future Contributions to ESOT                                           (169)            (265)            (193)
                                                                ------------     ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                                      $     40,909     $     40,643     $     44,531
                                                                ------------     ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $    101,196     $    101,533     $     99,779
                                                                ============     ============     ============

See Notes to Consolidated Financial Statements

                                                   THE DAVEY TREE EXPERT COMPANY
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                        Three Months Ended April 1, 1995 and April 2, 1994
                                     (Dollars in Thousands Except Earnings Per Share Amounts)
                                                            (UNAUDITED)

<Captions>
                                            April 1, 1995                    April 2, 1994
                                        ---------------------           ---------------------
REVENUES                                $  46,382      100.0%           $  44,655       100.0%
                                        ---------   ---------           ---------   ---------

COSTS AND EXPENSES

 Operating                                 35,960        77.5              35,027        78.5
 Selling                                    6,549        14.1               5,947        13.3
 General and Admin.                         3,717         8.0               3,925         8.8
 Depreciation                               3,062         6.6               3,137         7.0
                                        ---------   ---------           ---------   ---------

TOTAL COSTS AND EXPENSES                   49,288       106.2              48,036       107.6
                                        ---------   ---------           ---------   ---------

LOSS BEFORE INTEREST, OTHER
 EXPENSE AND INCOME TAXES                  (2,906)       (6.2)             (3,381)       (7.6)

INTEREST EXPENSE                             (527)       (1.1)               (464)       (1.0)

OTHER EXPENSE                                 (87)       (0.2)               (115)       (0.3)
                                        ---------   ---------           ---------   ---------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX CREDITS                 (3,520)       (7.5)             (3,960)       (8.9)

INCOME TAX CREDITS                         (1,443)       (3.1)             (1,568)       (3.5)
                                        ---------   ---------           ---------   ---------

LOSS FROM CONTINUING OPERATIONS            (2,077)       (4.4)             (2,392)       (5.4)

DISCONTINUED OPERATIONS, NET                  236         0.5                 (93)       (0.2)
                                        ---------   ---------           ---------   ---------

NET LOSS                                $  (1,841)       (3.9)%         $  (2,485)       (5.6)%
                                        ---------   ---------           ---------   ---------

LOSS PER COMMON SHARE
 FROM CONTINUING OPERATIONS             $   (0.84)                      $   (0.91)
                                        =========                       =========

NET LOSS PER COMMON SHARE               $   (0.74)                      $   (0.95)
                                        =========                       =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 INCLUDING COMMON STOCK
 EQUIVALENTS                            2,486,405                       2,626,595
                                        =========                       =========

See Notes to Consolidated Financial Statements

                        THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                 (UNAUDITED)

                                                   April 1,        April 2,
                                                     1995           1994
                                                   ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Earnings                                    $  (1,841)     $  (2,485)

   Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
        Depreciation and Amortization                  3,208          3,231
        Deferred Income Taxes                                           (22)
                                                   ---------      ---------
                                                       1,367            724
   Change in Operating Assets and Liabilities:
     (Increase) Decrease In:
        Accounts Receivable                             (779)           548
        Refundable Income Taxes                         (619)        (1,290)
        Operating Supplies                                 5           (519)
        Prepaid Expenses                                (149)          (321)
        Other Assets                                     317           (518)

    Increase (Decrease) In:
     Accounts Payable                                    853         (2,390)
     Accrued Liabilities                               1,969          1,923
     Accrued Workers' Compensation &
        Self-Insurance Liabilities                       447            353
     Income Taxes Payable                             (1,307)        (1,541)
     Other Liabilities                                  (476)           (38)
                                                   ---------      ---------
   Net Cash Provided By (Used In)
    Operating Activities                               1,628         (3,069)
                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Sales of Property and Equipment         911             51
   Capital Expenditures:
      Land and Buildings
      Equipment                                       (3,894)        (3,328)
                                                   ---------      ---------
   Net Cash (Used In) Investing Activities            (2,983)        (3,277)
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   ESOT Payment of Debt Guaranteed by the Company         24             24
   Net Borrowings (Payments) Under Notes Payable,
     Bank                                                 88            235
   Principal Payments of Long-Term Debt               (1,486)          (271)
   Proceeds from Issuance of Long-Term Debt            4,355          6,400
   Sales of Treasury Shares                              123            206
   Receipts from Stock Subscriptions                      14             19
   Dividends Paid                                       (314)          (327)
   Repurchase of Common Stock                         (1,763)          (663)
                                                   ---------      ---------
   Net Cash (Used In) Provided By Financing
   Activities                                          1,041          5,623
                                                   ---------      ---------

NET CHANGE IN CASH AND EQUIVALENTS                      (314)          (723)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           973          1,022
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    659      $     299
                                                   =========      =========

See Notes to Consolidated Financial Statements

                        THE DAVEY TREE EXPERT COMPANY


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                       Three Months Ended April 1, 1995

                                  UNAUDITED
                                  ---------

Note 1 - Basis of Presentation
- ------------------------------
The accompanying unaudited Consolidated Financial Statements as of April 1, 1995 and April 2, 1994 have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included.

Note 2 - Discontinued Operations
- --------------------------------
On March 31, 1995 the Registrant sold substantially all of the operating assets, excluding real estate, of its interior plant care business to Barefoot Grass Lawn Service, Inc. for approximately $1,300,000. The sale agreement provided for settlement of the purchase price in cash on April 3, 1995.

Amounts related to the discontinued operations and recognized in the financial statements are as follows:
                                                  Three            Three
                                               Months Ended     Months Ended
                                              April 1, 1995    April 2, 1994
                                              -------------    -------------
Revenues                                        $  555,000       $  607,000
                                                ==========       ----------
Loss from discontinued operations, net of
applicable income tax credits of $71,000 in
1995 and $61,000 in 1994                        $ (102,000)      $  (93,000)

Gain on sale of assets, less applicable
income taxes of $  234,000                      $  338,000
                                                ----------       ----------
Discontinued operations, net                    $  236,000          (93,000)
                                                ==========       ==========

Assets and liabilities as of April 1, 1995:

Remaining assets:

Amount due from sale of operating assets        $1,300,000

Real estate, net                                   498,000
                                                ----------
Total assets                                    $1,798,000
                                                ----------

Liabilities which remain the obligation of the Registrant:

Notes payable and current portion of
long-term debt                                  $   93,000
Accounts payable                                    64,000
Accrued liabilities and other                      110,000
Long-term debt less current portion                105,000
                                                ----------
Total liabilities                               $  372,000
                                                ==========

Note 3 - Acquisition
- --------------------
    Effective January 1, 1995, the Registrant acquired the common stock of B. D. Wilhelm Company, a residential and commercial tree and lawn care company in Denver, Colorado. The Registrant recorded the approximate $1,650,000 price using the purchase method of accounting and has included the first quarter results of operations in its consolidated financial statements. Goodwill acquired as a result of this purchase will be amortized over 15 years using the straight-line method.

Note 4 - Results of Operations
- ------------------------------
    Due to the seasonal nature of some of the Company's services, the results of operations for the quarters ended April 1, 1995 and April 2, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 5 - Dividends
- ------------------
    On March 10, 1995 the Registrant paid a $.13 per share dividend to all shareholders of record at March 1, 1995. This compares to a $.13 per share dividend paid in the first quarter of 1994.

                        THE DAVEY TREE EXPERT COMPANY

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          ---------------------------------------------------------
                          AND RESULTS OF OPERATIONS
                          -------------------------

                       Three Months Ended April 1, 1995
                       --------------------------------


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
         Operating activities provided $1,628,000 during the first quarter of 1995, a net increase of $4,697,000 when compared with the $3,069,000 used in the same time period last year.

         The Registrant's seasonal net losses of $1,841,000 decreased $644,000 from the previous year's first quarter losses of $2,485,000. The improvement was mainly attributable to lower seasonal operating losses sustained by the Registrant's Residential and Commercial service lines, a reflection of improved economic conditions generally, as well as significantly improved operating profit realized by the Registrant's Western Canadian utility operations. The Registrant also realized a gain on the disposal of certain assets associated with its Interiorcare operations. (See Note #2 to the Financial Statements on page 6 of the quarterly report on Form 10-Q.) Inasmuch as the Registrant's services are highly seasonal, and that the prime sales season does not commence until the second quarter, it is difficult to draw conclusions regarding annual performance from first quarter results.

         The net increase in cash flows from operating activities was also attributable to a lower increase in refundable income taxes, a decrease in other assets and operating supplies, and an increase in accounts payable. These factors were partially offset by an increase in accounts receivable.

         Refundable income taxes of $619,000 were $671,000 lower than the prior year, primarily due to the lower seasonal net losses.

         Other assets provided $317,000 in cash, an improvement of $835,000 when compared to the $518,000 used in the prior year. The favorable change was primarily attributable to amounts earned under a contract with two of the Registrant's utility customers, as well as an advance funded according to terms of The Big Tree Company, Inc. acquisition agreement, both of which occurred in the prior year.

         Operating supplies provided $5,000, a net increase of $524,000 when compared to the $518,000 used in the prior year. The change was due in part to the disposal of certain Interiorcare assets referred to above, as well as a decrease in clothing inventories.

         The net increase in cash provided by accounts payable of $3,243,000 was primarily the result of higher equipment purchases entered into during the fourth quarter of 1993 and paid the first quarter of 1994. To a lesser extent, the change resulted from a slight increase in payment cycles initiated by the Registrant during the latter half of 1994 and continued in the current year.

         Cash flows from operating activities were reduced by a $779,000 increase in accounts receivable, a net change of $1,327,000 when compared to the $548,000 provided in 1994. Excluding amounts due from the sale of Interiorcare assets discussed above, the Registrant's accounts receivable actually declined from December 31, 1994 and would have provided cash of $521,000. Average accounts receivable days outstanding increased 2.6 days to
49.9 days when compared to last year but have declined 4.6 days when compared to year end 1994. The increase in days was due in part to slower payment cycles initiated by some residential and commercial customers. The Registrant is not concerned as to the collectibility of the accounts, and therefore, considers no allowance necessary; however, it will continue to focus its efforts to attain permanent reductions in both days and dollars outstanding.

         Investing activities used $2,983,000 in the first quarter, a slight decrease from the $3,277,000 used in the prior year. The change was most notably due to amounts realized on the sale of certain Interiorcare assets previously discussed, partially offset by slightly higher capital expenditures. At $12,000,000 for the current year, the budget for capital expenditures is consistent with the Registrant's plan to expand other services, maintain equipment of existing operations, and provide for the ongoing purchase of land and branch office facilities.

         During the first quarter, financing activities generated $1,041,000, a $4,582,000 decrease when compared to the $5,623,000 provided in 1994. This decrease was due to three factors. First, principal payments of long-term debt increased by approximately $1,200,000 in that beginning in 1995, quarterly principal payments of $600,000 are due under the Registrant's term note agreement with its principal bank, whereas in 1994 the agreement called for payments of interest only. Second, the Registrant borrowed $2,045,000 less under its revolving credit agreement than during the same period in 1994, principally as a result of the additional cash generated from operating activities. Third, the Registrant repurchased $1,763,000 of its common stock, a $1,100,000 increase when compared to the prior year. A significant amount of this increase is attributable to the redemption of shares held by a former vice president; consequently, the Registrant anticipates that share repurchases will approximate prior year levels for the balance of 1995.

         At April 1, 1995, the Registrant's principal source of liquidity consisted of $659,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $12,289,000, of which $9,107,000 had been drawn at April 1, 1995; and a revolving credit agreement with a bank in the amount of $15,000,000, of which $6,200,000 had been drawn at April 1, 1995. Including the outstanding balance on the term note agreement of $10,800,000, the Registrant's credit facilities now total $38,089,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS
- ---------------------
         Revenues of $46,382,000 for the first quarter of 1995 increased $1,727,000 when compared to the first quarter of 1994. This increase was principally due to increased revenues in the Registrant's Residential and Commercial services and its Western Canadian operations, offset by a slight decrease in utility revenues. As discussed earlier, Residential and Commercial services continue to be positively influenced by heightened sales efforts as well as continued strong economic conditions generally, which have sustained consumer confidence. The Registrant's Western Canadian operations experienced adverse weather conditions in 1994, which depressed revenues last year in comparison to 1995. The Registrant's utility services continue to be somewhat affected, as in the prior year, by budget reductions on existing utility operations and discontinued utility operations experienced in the ordinary course of competitive bidding.

         Operating costs increase $933,000 to $35,960,000, but as a percentage of revenues decreased 1.0% from 78.5% to 77.5% in the current year. This percentage improvement was primarily attributable to lower direct labor and equipment costs associated with higher Residential and Commercial revenues, along with a partial recovery from price concessions on certain utility contracts. This improvement was also due to shut down and relocation costs incurred in 1994 associated with discontinued utility operations. The Registrant anticipates that operating costs will remain, as a percentage of revenues, slightly below 1994 levels.

         Selling costs increased $602,000 or .8% as a percentage of revenues to $6,549,000 or 14.1%. The increase was mainly due to higher Residential sales commissions and related payroll tax expense, along with higher group insurance costs, partially offset by lower advertising costs.

         General and Administrative expenses of $3,717,000 decreased $208,000 or .8% as percentage of revenues when compared to the $3,925,000 or 8.8% in 1994. The decrease was achieved primarily through continued corporate cost reductions and lower administrative incentives.

         Depreciation and amortization expense of $3,062,000, or 6.6% as a percentage of revenues, was slightly lower both in dollars and percentage than the $3,137,000 or 7.0% experienced last year. The lower depreciation level is generally a function of lower capital expenditures over the past two years.
The Registrant anticipates that 1995 depreciation expense will approximate 1994 levels.

         Interest expense of $527,000 increased $63,000 when compared to the $464,000 experienced last year, despite a reduction in the Registrant's long-term debt of approximately $6,700,000 from one year ago. The increase resulted from an almost 300 basis point rise in interest rates.

         As a result of the above factors, the first quarter loss from continuing operations before income tax credits of $3,520,000 or 7.5% as a percentage of revenues was $440,000 or 1.4% lower than the loss experienced last year. Effective income tax rates of 41.0% and 39.6% were used to compute the tax credits in 1995 and 1994, respectively. After reflecting the net $236,000 contributed by the Registrant's discontinued Interiorcare operations (See Note #2 to the Financial Statements on page 6 of the quarterly report on Form 10-Q), the Registrant's net loss of $1,841,000 reflects an improvement of $644,000 from 1994, or 1.7% as a percentage of revenues.

         The net loss per common share from continuing operations and the net loss per common share was calculated by using the weighted average number of common shares outstanding, including common stock equivalents during the period.

                        THE DAVEY TREE EXPERT COMPANY





                         PART II:  OTHER INFORMATION
                         ---------------------------

         All Items of Part II were either inapplicable or would have been answered in the negative; therefore, no reference thereto is required to be made in this report.


                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE DAVEY TREE EXPERT COMPANY



                                         BY:  /s/ David E. Adante
                                              -------------------------------
                                              David E. Adante
                                              Executive Vice President, CFO and
                                              Secretary-Treasurer



                                         BY:  /s/ Bradley L. Comport
                                              -------------------------------
                                              Bradley L. Comport
                                              Corporate Controller

May 15, 1995