Form 10-Q/A
period 1995-04-01
DAVEY TREE EXPERT CO
filed 1995-05-19
CIK 277638

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q/A


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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ended April 1, 1995, as set forth in the pages attached hereto:

"Item 14. Index of Exhibits" is hereby amended and restated to include Exhibit 27, Financial Data Schedule.

                        THE DAVEY TREE EXPERT COMPANY



                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE DAVEY TREE EXPERT COMPANY



                                         BY:  /s/ Bradley L. Comport
                                              -------------------------------
                                              Bradley L. Comport
                                              Corporate Controller

                              INDEX OF EXHIBITS
                              -----------------
                               [ITEM 14(a)(3)]


Exhibit No.                Description                  Location
- -----------                -----------                  --------

  (27)                     Financial Data Schedule      Filed Herein