Form 10-Q
period 1995-07-01
DAVEY TREE EXPERT CO
filed 1995-08-15
CIK 277638

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 1, 1995                    Commission File No. 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of Registrant as specified in its charter)

            Ohio                                          34-0176110
  (State of Incorporation)                     (IRS Employer Identification No.)

         1500 North Mantua Street
              P. O. Box 5193
                 Kent, OH                                 44240-5193
(Address of principal executive offices)                  (Zip Code)


Regstrant's telephone number, including area code:  (216) 673-9511

Number of Common Shares Outstanding as of August 11, 1995:  2,346,952

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                         YES  X                  NO
                             ---                    ---

                         THE DAVEY TREE EXPERT COMPANY

                                     INDEX
                                     -----

                                                                                                Page No.
                                                                                                --------
PART I:          FINANCIAL INFORMATION

      Item 1:    Consolidated Balance Sheets - Periods Ended July 1,
                 1995, July 2, 1994 and December 31, 1994                                           3

                 Consolidated Statements of Income - Three Months
                 Ended July 1, 1995 and July 2, 1994                                                4

                 Consolidated Statements of Income - Six Months
                 Ended July 1, 1995 and July 2, 1994                                                5

                 Consolidated Statements of Cash Flows - Six Months
                 Ended July 1, 1995 and July 2, 1994                                                6

                 Notes to Consolidated Financial Statements                                         7

      Item 2:    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                      9

PART II:         OTHER INFORMATION

      Item 4:    Submission of Matters to a Vote of Security Holders                               12

      Item 6:    Exhibits and Reports on Form 8-K                                                  12

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                          Item 1: Financial Statements

                         THE DAVEY TREE EXPERT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                               July 1,          July 2,          Dec. 31,
                                                                                1995              1994             1994
                                                                            ------------      ------------       --------
                                                                                      (Unaudited)
ASSETS
------
CURRENT ASSETS
         Cash and Cash Equivalents                                           $        665     $      1,033     $        973
         Accounts Receivable                                                       37,218           32,900           29,313
         Refundable Income Taxes                                                      ---              897              ---
         Operating Supplies                                                         2,458            2,881            2,568
         Prepaid Expenses                                                           2,993            1,450            3,133
         Deferred Income Taxes                                                      1,911            2,086            1,898
                                                                             ------------     ------------     ------------
             Total Current Assets                                                  45,245           41,247           37,885
                                                                             ------------     ------------     ------------
OTHER ASSETS AND INTANGIBLES                                                        7,096            5,453            7,470
PROPERTY AND EQUIPMENT
         Gross Property and Equipment                                             158,688          155,983          154,890
         Accumulated Depreciation                                                 103,702           97,182          100,466
                                                                             ------------     ------------     ------------
             Net Property and Equipment                                            54,986           58,801           54,424
                                                                             ------------     ------------     ------------
             TOTAL ASSETS                                                    $    107,327     $    105,501     $     99,779
                                                                             ============     ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
         Notes Payable to Banks                                              $        146     $        639     $         99
         Accounts Payable                                                          12,019           10,759            9,260
         Accrued Liabilities                                                        8,766            9,093            6,396
         Accrued Workers' Compensation                                              5,048            2,041            4,396
         Income Taxes Payable                                                       1,381              ---            1,307
         Current Maturities of Long-Term Debt                                       8,460            5,256            3,844
                                                                             ------------     ------------     ------------
             Total Current Liabilities                                       $     35,820     $     27,788     $     25,302
                                                                             ------------     ------------     ------------
LONG-TERM DEBT
         Notes Payable                                                              8,000            8,000            8,000
         Term Note Agreement                                                       10,200           12,000           12,000
         Revolving Credit Agreement                                                 7,400            9,300            2,700
         Long-Term Debt of ESOT                                                       145              241              193
         3% Community Development Block Grant                                         ---              250              ---
         Term Loans                                                                   239            1,307            1,401
         Subordinated Notes - Stock Redemption                                        769              308              212
         Other                                                                        334              479              462
                                                                             ------------     ------------     ------------
                                                                                   27,087           31,885           24,968
         Less:  Current Maturities                                                  8,460            5,256            3,844
                                                                             ------------     ------------     ------------
             Total Long-Term Debt                                                  18,627           26,629           21,124
                                                                             ------------     ------------     ------------
DEFERRED INCOME TAXES                                                               3,256            4,560            3,256
                                                                             ------------     ------------     ------------
INSURANCE LIABILITIES                                                               5,491            3,470            5,050
                                                                             ------------     ------------     ------------
OTHER LIABILITIES                                                                     662              591              516
                                                                             ------------     ------------     ------------
             TOTAL LIABILITIES                                               $     63,856     $     63,038     $     55,248
                                                                             ------------     ------------     ------------
SHAREHOLDERS' EQUITY
         Preferred Shares - No Par Value;
           Authorized 4,000,000 Shares; None Issued                          $        ---     $        ---     $        ---
         Common Shares - $1.00 Par  Value;
           Authorized 12,000,000 Shares; Issued
           4,364,220 Shares at July 1, 1995,
           July 2, 1994 and December 31, 1994                                       4,364            4,364            4,364
         Additional Paid-in Capital                                                 7,704            7,326            7,531
         Retained Earnings                                                         63,756           59,681           62,851
                                                                             ------------     ------------     ------------
                                                                                   75,824           71,371           74,746
LESS:
         Treasury Shares at cost:  2,020,481 Shares
           at July 1, 1995; 1,885,061 Shares at
           July 2, 1994; and 1,921,217 Shares at
           December 31, 1994                                                     (31,640)         (27,808)         (29,416)
         Subscriptions Receivable From Employees                                    (568)            (859)            (606)
         Future Contributions to ESOT                                               (145)            (241)            (193)
                                                                             -----------      -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                                                   $    43,471      $    42,463      $    44,531
                                                                             -----------      -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   107,327      $   105,501      $    99,779
                                                                             ===========      ===========      ===========
See Notes to Consolidated Financial Statements

                         THE DAVEY TREE EXPERT COMPANY
                         -----------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                Three Months Ended July 1, 1995 and July 2, 1994
                ------------------------------------------------
            (Dollars in Thousands Except Earnings Per Share Amounts)
             ------------------------------------------------------
                                  (UNAUDITED)
                                   ---------

                                                                 July 1, 1995                          July 2, 1994
                                                            --------------------------         -----------------------
REVENUES                                                    $       61,277       100.0%        $    59,247       100.0%
                                                            --------------     -------         -----------     -------
COSTS AND EXPENSES
         Operating                                                  41,062        67.0              39,681        67.0
         Selling                                                     7,429        12.1               7,096        12.0
         General and Administrative                                  3,635         5.9               3,797         6.4
         Depreciation                                                3,028         5.0               3,260         5.5
                                                            --------------     -------         -----------     -------
             TOTAL COSTS AND EXPENSES                               55,154        90.0              53,834        90.9
                                                            --------------     -------         -----------     -------
INCOME BEFORE INTEREST, OTHER
         EXPENSE AND INCOME TAXES                                    6,123        10.0               5,413         9.1

INTEREST EXPENSE                                                     (705)        (1.2)              (671)        (1.1)

OTHER EXPENSE - NET                                                   (65)        (0.1)              (105)        (0.2)
                                                            --------------     -------         -----------     -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                5,353         8.7               4,637         7.8

INCOME TAXES                                                         2,195         3.6               1,836         3.1
                                                            --------------     -------         -----------     -------

INCOME FROM CONTINUING OPERATIONS                                    3,158         5.1               2,801         4.7

DISCONTINUED OPERATIONS, NET                                                                           (47)       (0.1)
                                                            --------------     -------         -----------     -------
NET INCOME                                                  $        3,158         5.1%        $     2,754         4.6%
                                                            ==============     =======         ===========     =======
INCOME PER COMMON SHARE FROM
         CONTINUING OPERATIONS                              $         1.31                     $      1.08
                                                            ==============                     ===========
NET INCOME PER COMMON SHARE                                 $         1.31                     $      1.06
                                                            ==============                     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING, INCLUDING
         COMMON STOCK EQUIVALENTS                                2,420,013                       2,591,053
                                                            ==============                     ===========





See Notes to Consolidated Financial Statements

                         THE DAVEY TREE EXPERT COMPANY
                         -----------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                 Six Months Ended July 1, 1995 and July 2, 1994
                 ----------------------------------------------
            (Dollars in Thousands Except Earnings Per Share Amounts)
             ------------------------------------------------------
                                  (UNAUDITED)
                                   ---------

                                                                   July 1, 1995                      July 2, 1994
                                                            --------------------------         -------------------------
REVENUES                                                    $      107,659       100.0%        $     103,902       100.0%
                                                            --------------     -------         -------------   ---------

COSTS AND EXPENSES
         Operating                                                  77,022        71.5                74,708        71.9
         Selling                                                    13,978        13.0                13,043        12.5
         General and Administrative                                  7,352         6.8                 7,722         7.4
         Depreciation                                                6,090         5.7                 6,397         6.2
                                                            --------------     -------         -------------   ---------
             TOTAL COSTS AND EXPENSES                              104,442        97.0               101,870        98.0
                                                            --------------     -------         -------------   ---------

INCOME BEFORE INTEREST, OTHER
         EXPENSE AND INCOME TAXES                                    3,217         3.0                 2,032         2.0

INTEREST EXPENSE                                                    (1,232)       (1.1)               (1,135)       (1.1)

OTHER EXPENSE - NET                                                   (152)       (0.1)                 (220)       (0.2)
                                                            --------------     -------         -------------   ---------
INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                                         1,833         1.8                   677         0.7

INCOME TAXES                                                           752         0.7                   268         0.3
                                                            --------------     -------         -------------   ---------
INCOME FROM CONTINUING OPERATIONS                                    1,081         1.1                   409         0.4

DISCONTINUED OPERATIONS, NET                                           236         0.2                  (140)       (0.1)
                                                            --------------     -------         -------------   ---------
NET INCOME                                                  $        1,317         1.3%        $         269         0.3%
                                                            ==============     =======         =============   =========
INCOME PER COMMON SHARE FROM
         CONTINUING OPERATIONS                              $         0.44                     $        0.16
                                                            ==============                     =============
NET INCOME PER COMMON SHARE                                 $         0.54                     $        0.10
                                                            ==============                     =============
WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING, INCLUDING
         COMMON STOCK EQUIVALENTS                                2,453,209                         2,608,824
                                                            ==============                     =============





See Notes to Consolidated Financial Statements

                         THE DAVEY TREE EXPERT COMPANY
                         -----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
               FOR SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994
               --------------------------------------------------
                             (Dollars in Thousands)
                              --------------------
                                  (UNAUDITED)
                                   ---------

                                                                                     July 1,                 July 2,
                                                                                      1995                    1994
                                                                                   -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                                $     1,317             $       269
         Adjustments to Reconcile Net Income to
             Net Cash Provided by Operating Activities:
                 Depreciation and Amortization                                           6,404                   6,564
                 Deferred Income Taxes                                                     (13)                    (22)
                                                                                   -----------             -----------
                                                                                         7,708                   6,811
                 Change in Operating Assets and Liabilities:
                          Accounts Receivable                                           (7,905)                 (4,612)
                          Refundable Income Taxes                                                                 (897)
                          Operating Supplies                                               110                    (236)
                          Prepaid Expenses                                                 140                     603
                          Other Assets                                                     150                    (578)
                          Accounts Payable                                               2,759                    (644)
                          Accrued Liabilities                                            2,370                   3,761
                          Accrued Workers' Compensation
                            & Insurance Liabilities                                      1,093                     (55)
                          Income Taxes Payable                                              74                    (466)
                          Other Liabilities                                                245                    (366)
                                                                                   -----------             -----------
             Net Cash Provided by Operating Activities                                   6,744                   3,321
                                                                                   -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from Sales of Property and Equipment                                     561                     216
         Capital Expenditures:
             Land and Buildings                                                           (432)
             Equipment                                                                  (6,739)                 (5,877)
                                                                                   -----------             -----------
         Net Cash Used in Investing Activities                                          (6,610)                 (5,661)
                                                                                   -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         ESOT Payment of Debt Guaranteed by Company                                         48                      48
         Net Borrowings Under Notes Payable, Bank                                           47                     559
         Principal Payments of Long-Term Debt                                           (2,333)                   (353)
         Proceeds from Issuance of Long-Term Debt                                        4,452                   3,810
         Sales of Treasury Shares                                                          718                   1,067
         Receipts from Stock Subscriptions                                                  38                     116
         Dividends Paid                                                                   (643)                   (652)
         Repurchase of Common Shares                                                    (2,769)                 (2,244)
                                                                                   -----------             -----------
         Net Cash (Used in)/Provided by Financing Acitivities                             (442)                  2,351
                                                                                   -----------             -----------
NET CHANGE IN CASH AND EQUIVALENTS                                                        (308)                     11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               973                   1,022
                                                                                   -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $       665             $     1,033
                                                                                   ===========             ===========

See Notes to Consolidated Financial Statements

                         THE DAVEY TREE EXPERT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         Six Months Ended July 1, 1995

                                   UNAUDITED

Note 1 - Basis of Presentation
         ---------------------

         The accompanying unaudited Consolidated Financial Statements as of July 1, 1995 and July 2, 1994 have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Note 2 - Discontinued Operations
         -----------------------

         On March 31, 1995, the Registrant sold substantially all of the operating assets, excluding real estate, of its interior plant care business to Barefoot Grass Lawn Service, Inc., for approximately $1,300,000. The sale agreement provided for settlement of the purchase price in cash on April 3, 1995.

         Amounts related to the discontinued operations and recognized in the financial statements are as follows:

                                                                      Six                      Six
                                                                  Months Ended              Months Ended
                                                                  July 1, 1995              July 2, 1994
                                                                -----------------          ---------------
Revenues                                                        $         555,000          $     1,256,000
                                                                =================          ===============
Loss from discontinued operations, net of
applicable income tax credits of $71,000 in
1995 and $92,000 in 1994                                        $        (102,000)         $      (140,000)

Gain on sale of assets, less applicable
income taxes of $234,000                                                  338,000
                                                                -----------------          ---------------
Discontinued operations, net                                    $         236,000          $      (140,000)
                                                                =================          ===============
Assets and liabilities as of July 1, 1995:
   Remaining assets:
   Real estate, net                                                       465,000
                                                                -----------------
   Total assets                                                 $         465,000
                                                                =================
Liabilities which remain the obligation
of the Registrant:
   Notes payable and long-term debt,
     including current portion                                  $          80,000
   Accounts payable                                                        45,000
   Accrued liabilities and other                                           76,000
   Income Taxes Payable                                                   191,000
                                                                -----------------
   Total liabilities                                            $         392,000
                                                                =================

Note 3 - Acquisition
--------------------

         Effective January 1, 1995, the Registrant acquired the common stock of
B. D. Wilhelm Company, a residential and commercial tree and lawn care company in Denver, Colorado. The Registrant recorded the approximate $1,650,000 price using the purchase method of accounting and has included the first six months results of operations in its consolidated financial statements. Intangible assets acquired as a result of this purchase will be amortized over 15 years using the straight-line method.

Note 4 - Results of Operations
------------------------------

         Due to the seasonal nature of some of the Company's services, the results of operations for the quarters ended July 1, 1995 and July 2, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 5 - Dividends
------------------

         On June 10, 1995 the Registrant paid a $.14 per share dividend to all shareholders of record at June 1, 1995. This compares to a $.13 per share dividend paid in the second quarter of 1994.

Note 6 - Reclassifications
--------------------------

         Reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                         THE DAVEY TREE EXPERT COMPANY

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     --------------------------------------------------------------------
                          AND RESULTS OF OPERATIONS
                          -------------------------

                         Six Months Ended July 1, 1995
                         -----------------------------


Liquidity and Capital Resources
-------------------------------
         Operating activities provided $6,744,000 in cash during the first half of 1995, an increase of $3,423,000 when compared to the $3,321,000 provided in the first six months of 1994. The improvement from last year was mainly attributable to increases in net income, accounts payable, accrued workers' compensation and insurance liabilities, a net increase in amounts payable for income taxes, and a decrease in other assets. Cash provided from these sources were partially offset by an increase in accounts receivable and a lower increase in accrued liabilities.

         The Registrant's seasonal net income of $1,317,000 increased $1,048,000 when compared to the prior year. The increase was primarily due to higher income in most of the Registrant's service lines and to a lesser extent was impacted by a gain on the disposal of certain assets associated with its Interiorcare operations. (See note #2 to the Financial Statements on page 7 of the quarterly report on Form 10-Q.) The improvement in income realized by the Registrant's Residential and Commercial service lines continues to be a reflection of improved economic conditions generally. In addition, significant operating profit improvement has been experienced by the Registrant's Western Canadian and Western U.S. Utility operations due largely to improvements in productivity associated with certain contracts. The increase in net income was also the primary factor contributing to the net increase in amounts payable for income taxes. In that the third quarter remains a significant component of the Registrant's prime sales season, it is difficult to draw conclusions regarding annual performance, although earnings are anticipated to be somewhat higher than in 1994.

         Accounts payable increased $2,759,000, a net change of $3,403,000 when compared to the $644,000 decrease in the first six months of 1994. The increase was due chiefly to an extension granted to the Registrant on the timing of a retrospective casualty insurance premium payment. To a lesser extent, the net increase was due to higher equipment purchases entered into during the fourth quarter of 1993 and paid the first quarter of 1994, as well as a slight increase in payment cycles initiated during the latter half of 1994 and continued in the current year.

         Cash provided by other assets of $150,000 reflects an improvement of $728,000 when compared to the $578,000 used in the prior year. The favorable change was primarily attributable to amounts earned under a contract with two of the Registrant's Utility customers, as well as an advance funded according to terms of the Big Tree Company, Inc., acquisition agreement, both of which occurred in the prior year.

         Accrued workers' compensation and insurance liabilities provided $1,093,000, a net increase of $1,148,000 from last year, due mainly to changes in estimates of ultimate costs resulting from further maturity of the related claims.

         Although accounts receivable increased $7,905,000 since December, 1994, accounts receivable days outstanding declined 2.0 days, but compared to July 2, 1994 increased 3.0 days to 52.5 days. The increase in accounts receivable was primarily attributable to amounts due from one of the Registrant's Western Utility customers, which had been subject to audit under terms of the contract. The Registrant has been informed that the audit has been completed satisfactorily and, therefore, anticipates collection during the
third quarter.    The increase was also the result of adding the accounts
receivable of the B.D. Wilhelm Company acquired in January, 1995, along with an overall increase in existing Residential and Commercial service line revenues. The Registrant is not concerned as to the collectability of the accounts, and therefore considers no allowance necessary. It also is continuing its efforts to attain permanent reductions in both days and dollars outstanding.

         Accrued liabilities provided $2,370,000 in cash flows, a $1,391,000 reduction when compared to the $3,761,000 provided in the first half of 1994. The decrease was mainly a result of lower accruals for period costs associated with the Registrant's casualty liability exposures, group health insurance and interest, partially offset by higher payroll and related tax accruals.

         For the first six months of 1995, investing activities used $6,610,000, an increase of $949,000 when compared to the prior year's use of $5,661,000. The change was primarily due to higher capital expenditures, partially offset by the sale of certain Interiorcare assets noted previously. At approximately $10,000,000 for the current year, the budget for capital expenditures is consistent with the Registrant's plan to expand services, maintain equipment on existing operations, and provide for the ongoing purchase of land and branch office facilities.

         Financing activities for the first half of the year used $442,000 in cash, an increase of $2,793,000 when compared to the $2,351,000 provided last year. The net change was primarily due to principal payments of $1,800,000 on the Registrant's term note agreement, as well as the payment of a bank term loan by one of the Registrant's subsidiaries.

         At July 1, 1995, the Registrant's principal source of liquidity consisted of $665,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $11,389,000, of which $8,146,000 had been drawn at July 1, 1995; and a revolving credit agreement with a bank in the amount of $15,000,000, of which $7,400,000 had been drawn at July 1, 1995. Including the outstanding balance on the term note agreement of $10,200,000, the Registrant's credit facilities now total $36,589,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

Results of Operations
---------------------
         Revenues of $107,659,000 for the first six months of 1995 increased $3,757,000 when compared to the same period in 1994. Similarly, second quarter revenues of $61,277,000 exceeded second quarter 1994 revenues by $2,030,000. The increases over 1994 are mainly due to increased revenues in the Registrant's Residential and Commercial services and its Western Utility operations. As previously indicated, Residential and Commercial services continue to be positively influenced by favorable economic conditions, as well as through heightened sales efforts. The increase in Western Utility revenues is primarily attributable to production gains on certain contracts, coupled with contracts obtained through the ordinary course of competitive bidding. As a whole, however, the Registrant's Utility services continue to be somewhat affected by budget reductions on existing Utility contracts and discontinued Utility contracts experienced in the ordinary course of competitive bidding.

        Operating costs of $77,022,000 for the first six months increased $2,314,000 when compared to last year, but as a percentage of revenues declined
 .4% to 71.5%. Operating costs for the quarter increased $1,381,000 to $41,062,000, but as a percentage of revenues remained constant at 67.0%. The year-to-date percentage decrease was primarily a reflection of lower direct labor, materials and group health insurance costs, along with shut down and relocation costs incurred in 1994 associated with discontinued Utility contracts. The Registrant anticipates that operating costs will remain, as a percentage of revenues, slightly below 1994 levels.

         Selling costs increased by $333,000 in the quarter to $7,429,000 and increased slightly as a percentage of revenues to 12.1%. Year to date, these costs increased by $935,000 to $13,978,000, and as a percentage of revenues rose .5% to 13.0%. The main factors affecting these increases were higher Residential sales commissions and related payroll tax expense, partially offset by lower advertising costs.

         General and Administrative (G&A) expenses in the quarter of $3,635,000 decreased $162,000 or .5% as a percentage of revenues to 5.9%. For the year, G&A declined $370,000 to $7,352,000, or .6% to 6.8% as a percentage of revenues. The decrease was accomplished primarily through corporate cost reductions, most notably in office and administrative salaries and national advertising.

         Depreciation and amortization expense of $6,090,000 was $307,000 or .5% as a percentage of revenues lower than in 1994. Quarterly results reflected a $232,000 decrease to $3,028,000, or a .5% decrease to 5.0% as a percentage of revenues. The lower depreciation level is generally a function of lower capital expenditures over the past two years. The Registrant anticipates that 1995 depreciation expense will approximate $13,000,000.

         Interest expense in the first six months of 1.1%, or $1,232,000, remained at the same percentage level as the prior year, and for the quarter
increased .1% to 1.2%.   Despite a reduction in the Registrant's long-term
debt, interest charges exceed prior year levels primarily as a result of an almost 300 basis point rise in interest rates.

         As a result of the above factors, the first six months income from continuing operations before income taxes increased $1,156,000 to $1,833,000 or 1.8% as a percentage of revenues. For the quarter, income of $5,353,000 or 8.7% as a percentage of revenues, increased $716,000 or .9% as a percentage of revenues. Effective income tax rates of 41.0% and 39.6% were used to compute the tax provisions for 1995 and 1994, respectively. After reflecting a net $236,000 contributed by the Registrant's discontinued Interiorcare operations, the Registrant's net income of $1,317,000 increased $1,048,000 or 1.0% as a percentage of revenues when compared to 1994.

         The net income per common share from continuing operations and the net income per common share was calculated by using the weighted average number of common shares outstanding, including common stock equivalents during the period.

                         THE DAVEY TREE EXPERT COMPANY




                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 1995, the Registrant held its annual meeting of shareholders. The shareholders voted to:

         a. Set the number of directors to ten and elect the following persons to serve as directors for a term to expire on the date of the annual meeting in 1998:

                               Eugene W. Haupt
                               James H. Miller
                               R. Cary Blair

Item 6:  EXHIBITS AND REPORTS 0N FORM 8-K

         (a)  Exhibits

              27       Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE DAVEY TREE EXPERT COMPANY



                                        BY:  /s/David E. Adante
                                           ------------------------------
                                           David E. Adante
                                           Executive Vice President, CFO and
                                           Secretary-Treasurer



                                        BY:  /s/Bradley L. Comport
                                           ------------------------------
                                           Bradley L. Comport
                                           Corporate Controller





August 15, 1995