Form 10-Q
period 1995-09-30
DAVEY TREE EXPERT CO
filed 1995-11-14
CIK 277638

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                    Quarterly Report Pursuant to Section 13
                or 15 (d) of THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995              Commission File No. 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of Registrant as specified in its charter)

               Ohio                                    34-0176110
     (State of Incorporation)              (IRS Employer Identification No.)

     1500 North Mantua Street
          P. O. Box 5193
             Kent, OH                                  44240-5193
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (216) 673-9511

Number of Common Shares Outstanding as of November 10, 1995:  2,299,489

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

             YES     X               NO
                   _____                _____


                         THE DAVEY TREE EXPERT COMPANY

                                   INDEX
                                   -----
                                                                            Page No.
                                                                            --------

PART I:          FINANCIAL INFORMATION

    Item 1:      Financial Statements

                 Consolidated Balance Sheets - Periods Ended September 30,
                 1995, October 1, 1994 and December 31, 1994                     3

                 Consolidated Statements of Income - Three Months
                 Ended September 30, 1995 and October 1, 1994                    4

                 Consolidated Statements of Income - Nine Months
                 Ended September 30, 1995 and October 1, 1994                    5

                 Consolidated Statements of Cash Flows - Nine Months
                 Ended September 30, 1995 and October 1, 1994                    6

                 Notes to Consolidated Financial Statements                      7

    Item 2:      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   9

PART II:         OTHER INFORMATION

    Item 4:      Submission of Matters to a Vote of Security Holders            12

    Item 6:      Exhibits and Reports on Form 8-K                               12


                         THE DAVEY TREE EXPERT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                                                       Sept. 30,        October 1,        Dec. 31,
                                                                         1995             1994             1994
                                                                     -------------    -------------    -------------
ASSETS                                                                       (UNAUDITED)
------                                                               ------------------------------
CURRENT ASSETS
         Cash and Cash Equivalents                                  $         664    $         846    $         973
         Accounts Receivable                                               38,100           33,555           29,313
         Operating Supplies                                                 2,106            2,505            2,568
         Prepaid Expenses                                                   2,411            2,411            3,133
         Deferred Income Taxes                                              1,738            2,086            1,898
                                                                    -------------    -------------    -------------
             Total Current Assets                                          45,019           41,403           37,885

OTHER ASSETS AND INTANGIBLES                                                6,974            5,738            7,470
PROPERTY AND EQUIPMENT:
         Gross Property and Equipment                                     159,907          155,276          154,890
         Accumulated Depreciation                                         105,632           98,746          100,466
                                                                    -------------    -------------    -------------
             Net Property and Equipment                                    54,275           56,530           54,424
                                                                    -------------    -------------    -------------
             TOTAL ASSETS                                           $     106,268    $     103,671    $      99,779
                                                                    =============    =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
         Notes Payable to Banks                                     $          74    $         232    $          99
         Accounts Payable                                                  10,553            7,910            9,092
         Accrued Liabilities                                                9,740           11,059            6,396
         Accrued Insurance Liabilities                                      5,801            2,322            4,564
         Income Taxes Payable                                               1,708               33            1,307
         Current Maturities of Long-Term Debt                               4,749            4,834            3,844
                                                                    -------------    -------------    -------------
             Total Current Liabilities                              $      32,625    $      26,390    $      25,302
                                                                    -------------    -------------    -------------
LONG-TERM DEBT
         Notes Payable                                                      9,500            8,000            8,000
         Term Note Agreement                                                9,600           12,120           12,000
         Prime Rate Borrowings                                              3,300            7,200            2,700
         Long-Term Debt of ESOT                                               121              217              193
         Term Loans                                                           220            1,185            1,401
         Subordinated Notes - Stock Redemption                                673              212              212
         Other                                                                334              590              462
                                                                    -------------    -------------    -------------
                                                                           23,748           29,524           24,968
         Less:  Current Maturities                                          4,749            4,834            3,844
                                                                    -------------    -------------    -------------
             Total Long-Term Debt                                          18,999           24,690           21,124
                                                                    -------------    -------------    -------------
DEFERRED INCOME TAXES                                                       3,456            4,566            3,256
                                                                    -------------    -------------    -------------
INSURANCE LIABILITIES                                                       5,942            4,474            5,050
OTHER LIABILITIES                                                           1,137              589              516
                                                                    -------------    -------------    -------------
             TOTAL LIABILITIES                                      $      62,159    $      60,709    $      55,248
                                                                    -------------    -------------    -------------
SHAREHOLDERS' EQUITY
         Preferred Shares - No Par Value                            $       - - -    $       - - -    $       - - -
             Authorized 4,000,000 Shares; None Issued
         Common Shares - $1.00 Par Value;
             Authorized 12,000,000 Shares; Issued
             4,364,220 Shares at September 30, 1995,
             October 1, 1994 and December 31, 1994                          4,364            4,364            4,364
         Additional Paid-In Capital                                         7,707            7,389            7,531
         Retained Earnings                                                 65,481           60,858           62,851
                                                                    -------------    -------------    -------------
                                                                           77,552           72,611           74,746
LESS:
         Treasury Shares at cost:  2,055,971
             Shares at September 30, 1995; 1,900,207
             Shares at October 1, 1994; and 1,921,217
             Shares at December 31, 1994                                 (33,014)         (28,814)         (29,416)
         Subscriptions Receivable from Employees                            (308)            (618)            (606)
         Future Contributions to ESOT                                       (121)            (217)            (193)
                                                                    ------------     ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                                          $      44,109    $      42,962    $      44,531
                                                                    -------------    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     106,268    $     103,671    $      99,779
                                                                    =============    =============    =============

See Notes to Consolidated Financial Statements

                         THE DAVEY TREE EXPERT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
             (DOLLARS IN THOUSANDS EXCEPT INCOME PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         September 30, 1995                 October 1, 1994
                                                   ----------------------------      ----------------------------
REVENUES                                           $      61,972          100.0%     $      56,433          100.0%
                                                   -------------    -----------      -------------    -----------
COSTS AND EXPENSES

         Operating                                        42,410           68.4             39,390           69.8
         Selling                                           8,222           13.3              7,524           13.3
         General and Administrative                        3,477            5.6              3,214            5.7
         Depreciation and Amortization                     3,328            5.4              3,354            5.9
                                                   -------------    -----------      -------------    -----------

             TOTAL COSTS AND EXPENSES                     57,437           92.7             53,482           94.7
                                                   -------------    -----------      -------------    -----------

INCOME BEFORE INTEREST, OTHER
    EXPENSE AND INCOME TAXES                               4,535            7.3              2,951            5.3

INTEREST EXPENSE                                           (634)           (1.0)             (716)           (1.3)

OTHER INCOME/(EXPENSE) - NET                                (71)           (0.1)                43            0.1
                                                   ------------     -----------      -------------    -----------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                    3,830            6.2              2,278            4.1

INCOME TAXES                                               1,570            2.5                903            1.6
                                                   -------------    -----------      -------------    -----------

INCOME FROM CONTINUING OPERATIONS                          2,260            3.7              1,375            2.5

DISCONTINUED OPERATIONS, NET                                                                  (61)           (0.1)
                                                   -------------    -----------      ------------     -----------

NET INCOME                                         $       2,260            3.7%     $       1,314            2.4%
                                                   =============    ===========      =============    ===========

INCOME PER COMMON SHARE
    FROM CONTINUING OPERATIONS                     $        0.93                     $        0.58
                                                   =============                     =============

NET INCOME PER COMMON SHARE                        $        0.93                     $        0.55
                                                   =============                     =============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING,
    INCLUDING COMMON STOCK
    EQUIVALENTS                                        2,434,720                         2,385,093
                                                   =============                     =============


See Notes to Consolidated Financial Statements

                         THE DAVEY TREE EXPERT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
            NINE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
             (DOLLARS IN THOUSANDS EXCEPT INCOME PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                          SEPTEMBER 30, 1995                   OCTOBER 1, 1994
                                                     ------------------------------    --------------------------------
REVENUES                                             $       169,631          100.0%   $       160,335            100.0%
                                                     ---------------    -----------    ---------------      -----------
COSTS AND EXPENSES

         Operating                                           119,432           70.4            114,098             71.2
         Selling                                              22,200           13.1             20,567             12.8
         General and Administrative                           10,829            6.4             10,936              6.8
         Depreciation and Amortization                         9,418            5.6              9,751              6.1
                                                     ---------------    -----------    ---------------      -----------

             TOTAL COSTS AND EXPENSES                        161,879           95.5            155,352             96.9
                                                     ---------------    -----------    ---------------      -----------

INCOME BEFORE INTEREST, OTHER
    EXPENSE AND INCOME TAXES                                   7,752            4.5              4,983              3.1

INTEREST EXPENSE                                             (1,866)           (1.1)            (1,851)            (1.2)

OTHER EXPENSE - NET                                            (223)           (0.1)              (177)            (0.1)
                                                     --------------     -----------    ---------------      -----------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                        5,663            3.3              2,955             1.8

INCOME TAXES                                                   2,322            1.4              1,171             0.7
                                                     ---------------    -----------    ---------------     -----------

INCOME FROM CONTINUING  OPERATIONS                             3,341            1.9              1,784             1.1

DISCONTINUED OPERATIONS, NET                                     236            0.1               (201)           (0.1)
                                                     ---------------    -----------    ---------------     -----------

NET INCOME                                           $         3,577            2.0%   $         1,583             1.0%
                                                     ===============    ===========    ===============    ============

INCOME PER COMMON SHARE
    FROM CONTINUING OPERATIONS                       $          1.37                   $          0.70
                                                     ===============                   ===============

NET INCOME PER COMMON SHARE                          $          1.46                   $          0.62
                                                     ===============                   ===============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, INCLUDING
    COMMON STOCK EQUIVALENTS                               2,447,046                         2,534,247
                                                     ===============                   ===============


See Notes to Consolidated Financial Statements

                         THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
                                                                         SEPTEMBER 30,               OCTOBER 1,
                                                                              1995                      1994
                                                                        ---------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net Income                                                     $         3,577           $         1,583

         Adjustments to Reconcile Net Income to
             Net Cash Provided by Operating Activities:
                 Depreciation and Amortization                                    9,742                     9,956
                 Deferred Income Taxes                                              359                       (16)
                                                                        ---------------           ---------------
                                                                                 13,678                    11,523
                 Change in Operating Assets and Liabilities:
                     (Increase) Decrease In:
                          Accounts Receivable                                    (8,787)                   (5,267)
                          Refundable Income Taxes
                          Operating Supplies                                        462                       140
                          Prepaid Expenses                                          722                      (358)
                          Other Assets                                              172                      (948)
                     Increase (Decrease) In:
                          Accounts Payable                                        1,461                    (2,940)
                          Accrued Liabilities                                     3,344                     5,314
                          Accrued Insurance Liabilities                           2,129                     1,090
                          Income Taxes Payable                                      401                      (433)
                          Other Liabilities                                         453                      (196)
                                                                        ---------------           ---------------
         Net Cash Provided By Operating Activities                               14,035                     7,925
                                                                        ---------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Proceeds from Sales of Property and Equipment                              701                       392
         Capital Expenditures:
             Land and Buildings                                                                              (258)
             Equipment                                                           (9,779)                   (6,817)
                                                                        ---------------            --------------
         Net Cash Used In Investing Activities                                   (9,078)                   (6,683)
                                                                        ---------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES

         ESOT Payment of Debt Guaranteed by the Company                              72                        72
         Net Borrowings (Payments) Under Notes Payable, Bank                        (25)                      152
         Principal Payments of Long-Term Debt                                    (3,861)                     (740)
         Proceeds from Issuance of Long-Term Debt                                 2,641                     1,836
         Sales of Treasury Shares                                                   847                     1,225
         Receipts from Stock Subscriptions                                          298                       357
         Dividends Paid                                                            (969)                     (975)
         Repurchase of Common Shares                                             (4,269)                   (3,345)
                                                                        ---------------            --------------
         Net Cash (Used In)/Provided By Financing  Activities                    (5,266)                   (1,418)
                                                                        ---------------            --------------


NET CHANGE IN CASH AND EQUIVALENTS                                                 (309)                     (176)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        973                     1,022
                                                                        ---------------           ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $           664           $           846
                                                                        ===============           ===============

See Notes to Consolidated Financial Statements

                                        6



                         THE DAVEY TREE EXPERT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                   UNAUDITED
                                   ---------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited Consolidated Financial Statements as of September 30, 1995 and October 1, 1994 have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

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

         Amounts related to the discontinued operations and recognized in the financial statements are as follows:

                                                                           NINE                   NINE
                                                                       MONTHS ENDED           MONTHS ENDED
                                                                    SEPTEMBER 30, 1995      OCTOBER 1, 1994
                                                                    ------------------      ---------------
Revenues                                                            $         555,000      $       1,907,000
                                                                    =================      =================

Loss from discontinued operations, net of
applicable income tax credits of $71,000 in
1995 and $92,000 in 1994                                            $        (102,000)      $       (201,000)

Gain on sale of assets, less applicable
income taxes of $234,000                                                      338,000
                                                                    -----------------      -----------------

Discontinued operations, net                                        $         236,000               (201,000)
                                                                    =================      =================

Assets and liabilities as of September 30, 1995:
    Remaining assets:
    Real estate, net                                                          460,000
                                                                    -----------------

    Total assets                                                    $         460,000
                                                                    =================

Liabilities which remain the obligation of
the Registrant:
    Notes payable and current portion of
         long-term debt                                             $          80,000
    Accounts payable                                                           50,000
    Accrued liabilities and other                                              73,000
    Long-term debt less current portion                                       187,000
                                                                    -----------------

         Total liabilities                                          $         390,000
                                                                    =================




NOTE 3 - ACQUISITION
--------------------

         Effective January 1, 1995, the Registrant acquired the common stock of
B. D. Wilhelm Company, a residential and commercial tree and lawn care company in Denver, Colorado. The Registrant recorded the approximate $1,650,000 price using the purchase method of accounting and has included its results of operations in the consolidated financial statements. Goodwill acquired as a result of this purchase will be amortized over 15 years using the straight-line method.

NOTE 4 - RESULTS OF OPERATIONS
------------------------------

         Due to the seasonal nature of some of the Company's services, the results of operations for the quarters ended September 30, 1995 and October 1, 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 5 - DIVIDENDS
------------------

         On September 10, 1995 the Registrant paid a $.14 per share dividend to all shareholders of record at September 1, 1995. This compares to a $.13 per share dividend paid in the third quarter of 1994. For the year the Registrant paid a $.41 per share dividend, as compared to a $.39 per share dividend paid the first nine months of 1994.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARD
--------------------------------------------

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

         Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

         The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Registrant has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Registrant's cash flows.

NOTE 7 - RECLASSIFICATIONS
--------------------------

         Reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                         THE DAVEY TREE EXPERT COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                          AND RESULTS OF OPERATIONS
                          -------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                      ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

       Operating activities provided $14,035,000 in cash for the first nine months of 1995, an increase of $6,110,000 when compared to the $7,925,000 provided during the same period last year. The improvement was mainly due to increases in net income, accounts payable, accrued insurance liabilities, and income taxes payable, along with decreases in prepaid expenses and other assets. These items were partially offset by an increase in accounts receivable and a lower increase in accrued liabilities.

       Net income of $3,577,000 was $1,994,000 higher than the prior year. The increase was primarily attributable to higher income in most of the Registrant's service lines and to a lesser extent was impacted by a gain on the disposal of certain assets associated with its Interiorcare operations. (See note #2 to the Financial Statements on page 7 of the quarterly report on Form 10-Q.) Residential and Commercial services income continue to be favorably impacted by improved economic conditions generally. In addition, the Registrant's Western Canadian and Western U.S. Utility operations have experienced significant operating profit improvement due primarily to productivity gains associated with certain contracts. These increased earnings are the primary factor contributing to the net increase in amounts payable for income taxes, and reinforce the Registrant's expectations that revenues and earnings will reflect an improvement over 1994.

       Cash provided by accounts payable of $1,461,000 reflects a $4,401,000 increase when compared to the $2,940,000 used during the same time period last year. The increase was primarily the result of higher equipment purchases entered into during the fourth quarter of 1993 and paid the first quarter of 1994, as well as higher liabilities for group insurance costs. To a lesser extent, it reflects a slight increase in payment cycles initiated by the Registrant during the latter half of 1994 and continued into the current year.

       Accrued insurance liabilities provided $2,129,000, or $1,039,000 more than that provided during the first nine months of 1994. The increase was primarily due to changes in estimates of ultimate costs resulting from further maturity of the related claims.

       The decrease in prepaid expenses of $722,000 during the first nine months of 1995, compared to an increase of $358,000 in the prior year, was mainly the result of a reduction in the deposits required by the Registrant's insurance carrier.

       Other assets provided $172,000 in cash, an improvement of $1,120,000 when compared to the $948,000 used in the prior year. The change was primarily attributable to amounts earned under a contract with two of the Registrant's Utility customers, as well as an advance funded according to the terms of The Big Tree Company, Inc. acquisition agreement, both of which occurred in the prior year.

       Cash flows from operating activities were reduced by an $8,787,000 increase in accounts receivable, an increase in cash used of $3,520,000 when compared to last year. Average days outstanding of 54.7 increased .2 days from
54.5 at December 31, 1994, and increased 1.6 days from last year's third quarter. The increase was attributable largely to work in process related to certain contracts with one of the Registrant's Western Utility customers.
These contracts will continue to unfavorably influence days outstanding in that they call for amounts earned to be billed and paid at intervals of approximately six months. The increase also resulted from the acquisition of the B.D. Wilhelm Company receivables in January, 1995, along with an overall increase in Residential and Commercial service line revenues. Although accounts receivable continues to remain at a higher than desired level in both dollars and days outstanding, the Registrant did, excluding the amounts earned under contracts with the utility customer previously discussed, reduce its average days outstanding by a full day since year end 1994. Excluding those amounts earned, average days outstanding were
53.5 days, a 1.0 day decrease from year end 1994, and an increase of only .4 days from the same period last year. The Registrant is not concerned as to the collectability of the accounts, and therefore considers no allowance necessary. Nevertheless, it is continuing its efforts to attain permanent reductions in both days and dollars outstanding.

       At September 30, 1995, accrued liabilities provided $3,344,000, $1,970,000 less than that provided in 1994. The reduction was mainly the result of lower accruals for period costs associated with the Registrant's casualty insurance liability exposures and interest, partially offset by higher payroll and related tax accruals.

       During the first nine months, investing activities used $9,078,000, an increase of $2,395,000 when compared to the first nine months of 1994. The primary factor contributing to the increase was higher capital equipment expenditures, partially offset by the sale of certain Interiorcare assets noted previously. At approximately $10,300,000 for the current year, the budget for capital expenditures is consistent with the Registrant's plan to expand services, maintain equipment on existing operations, and provide for suitable branch office facilities.

       Financing activities used $5,266,000, a net increase of $3,848,000 when compared to the $1,418,000 used in the prior year. The increase was mainly due to principal payments on the Registrant's term note agreement, as well as the payment of a bank term loan by one of the Registrant's subsidiaries. To a lesser extent, the increase resulted from higher repurchases of common shares of the Registrant.

       In September, 1995 the Registrant entered into a new credit agreement with two banks. It not only consolidates the Registrant's credit facilities, but provides greater flexibility in the choice of interest rates, amounts available to be borrowed, and increased participation by the second bank. It is a revolving credit agreement that provides for borrowings as defined. At September 30, 1995, the Registrant's principal source of liquidity consisted of $664,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $3,420,000, of which $187,000 had been drawn at the end of the third quarter; and the new credit agreement in the amount of $35,000,000, of which $12,800,000 had been drawn and $6,973,000 was considered drawn to cover outstanding standby letters of credit. Including the outstanding balance on the term note agreement of $9,600,000, the Registrant's credit facilities now total $48,020,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS

       Revenues of $169,631,000 for the first nine months increased $9,296,000 or 5.8% when compared to the same period in 1994. Third quarter revenues of $61,972,000 exceeded third quarter 1994 revenues by $5,539,000 or 9.8%. The current year to date and quarter increases are mainly due to increased revenues in the Registrant's Residential and Commercial services and its Western Utility operations. As previously mentioned, Residential and Commercial services continue to be positively influenced by favorable economic conditions, as well as heightened sales efforts. The increase in Western Utility revenues is mainly attributable to production gains on certain contracts and contracts obtained through the ordinary course of competitive bidding. Despite the gains in certain utility markets, as a whole the Registrant's Utility services continue to be somewhat affected by budget reductions on existing Utility contracts and discontinued Utility contracts experienced in the ordinary course of competitive bidding.

       For the year and the quarter operating costs increased $5,334,000 to $119,432,000 and $3,020,000 to $42,410,000, respectively. However, as a percentage of revenues these costs decreased .8% to 70.4% for the first nine months and 1.4% to 68.4% for the quarter. The percentage reduction in operating costs was due to lower direct labor, related payroll taxes and fringes, and materials costs in the current year, as well as non-recurring shutdown and relocation costs incurred in 1994 associated with discontinued utility operations. The Registrant anticipates that operating costs will remain, as a percentage of revenues, slightly below 1994 levels.

       Selling costs for the year increased $1,633,000 to $22,200,000, and as a percentage of revenues increased .3% to 13.1%. For the quarter, these costs rose $698,000 to $8,222,000, but as a percentage of revenues, they remained constant with last year at 13.3. Significant factors affecting the percentage increase for the year include higher Residential sales commissions, related payroll tax and group insurance costs, partially offset by lower advertising costs.

       For the year, General and Administrative (G & A) expenses of $10,829,000 declined $107,000 or .4% as a percentage of revenues to 6.4%. In the quarter, these expenses increased $263,000 to $3,477,000, but as a percentage of revenues they decreased .1% to 5.6%. The year to date decrease was primarily driven by corporate cost containment efforts, most notably in office and administrative salaries.

       For the year, depreciation and amortization declined $333,000 or .5% as a percentage of revenues to $9,418,000 or 5.6%. Quarterly results reflected a decline of $26,000 or .5% as a percentage of revenues to $3,328,000 or 5.4%. The lower depreciation levels were generally a function of lower capital expenditures over the past two years. The Registrant anticipates that 1995 depreciation expense will approximate $13,000,000.

       Interest expense in the first nine months of $1,866,000 remained virtually even with last year, but as a percentage of revenues declined .1% to 1.1%. For the quarter, interest expense declined $82,000 to $634,000, or .3% as a percentage of revenues to 1.0%. Despite a reduction in the Registrant's long term debt, interest charges exceed last years levels primarily due to an approximate 260 basis point rise in interest rates.

       As a result of the above factors, year to date income from continuing operations before income taxes increased $2,708,000 to $5,663,000 or 1.5% to 3.3% as a percentage of revenues. For the quarter, this income increased $1,552,000 to $3,830,000 or 2.1% to 6.2% as a percentage of revenues. After reflecting a net $236,000 contributed by the Registrant's discontinued Interiorcare operations, for the year the Registrant's net income of $3,577,000 increased $1,994,000 or 1.0% as a percentage of revenues. Quarter results reflected similar increases, rising $946,000 to $2,260,000 or 1.3% to 3.7% as a percentage of revenues. Effective income tax rates of 41.0% and 39.6% were used to compute the tax provisions for 1995 and 1994, respectively.

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


                          PART II:  OTHER INFORMATION
                          ---------------------------

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 1995, the Registrant held its annual meeting of shareholders. The shareholders voted to:

         a. Set the number of directors to ten and elect the following persons to serve as directors for a term to expire on the date of the annual meeting in 1998:

                                 Eugene Haupt
                                 James H. Miller
                                 R. Cary Blair

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

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


                         THE DAVEY TREE EXPERT COMPANY



                         BY: /s/David E. Adante
                             ----------------------
                             David E. Adante
                             Executive Vice President, CFO and
                             Secretary-Treasurer



                         BY: /s/Bradley L. Comport
                             ----------------------
                             Bradley L. Comport
                             Corporate Controller

November 14, 1995