Form 10-K405
period 1995-12-31
DAVEY TREE EXPERT CO
filed 1996-03-28
CIK 277638

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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
Yes  X  No
    ---    ---

The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate "market value" (See Item 5 hereof) of voting stock held by non-affiliates of the Registrant at March 26, 1996 (excluding the total number of Common Shares reported in Item 12 hereof), was $62,236,576.

Common Shares outstanding at March 26, 1996: 2,294,859.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders (Part III).

Index to Exhibits is located on sequential page 14.

                                     PART I

ITEM 1. BUSINESS.

       GENERAL. The Davey Tree Expert Company, which was incorporated in 1909, and its subsidiaries (the "Registrant") are in the business of providing horticultural services to a variety of residential, corporate, institutional and governmental customers. Horticultural services include the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life and also include the practices of landscaping, tree surgery, tree feeding, tree spraying, line clearing for public utilities, and related consultation services. Horticultural services also involve the application of scientifically formulated fertilizers, herbicides and insecticides with hydraulic spray equipment on residential and commercial lawns.

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

       The Registrant provides a wide range of horticultural services to private companies, public utilities, local, state and Federal agencies, and a variety of industrial, commercial and residential customers. During 1995, the Registrant had sales of approximately $37,000,000 (16% of total sales) to Pacific Gas & Electric Company.

       REGULATION AND ENVIRONMENT. The Registrant's facilities and operations, in common with those of the industry generally, are subject to governmental regulations designed to protect the environment. This is particularly important with respect to the Registrant's services regarding insect and disease control, because these services involve to a considerable degree the blending and application of spray materials, which require formal licensing in most areas. The constant changes in environmental conditions, environmental awareness, technology and social attitudes make it necessary for the Registrant to maintain a high degree of awareness of the impact such changes have on the market for its services. The Registrant believes that it is in substantial compliance with existing Federal, state and local laws regulating the use of materials in its spraying operations as well as the other aspects of its business that are subject to any such regulation.

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

       SEASONALITY. The Registrant's business is highly seasonal, primarily due to extreme fluctuations in horticultural services provided to residential and commercial customers and to a lesser extent by budget constraints imposed on its utility customers. Because of this seasonality, the Registrant has historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. The Registrant borrows primarily against bank commitments in the form of a revolving credit agreement, as well as lines of credit, to provide the necessary funds.

       OTHER FACTORS. Rapid changes in equipment technology require a constant updating of equipment and processes to ensure competitive services to the Registrant's clients. Also, the Registrant must continue to assure its compliance with the Occupational Safety and Health Act. In keeping with these requirements, and to equip the Registrant for continued growth, capital expenditures in 1995 and 1994 were approximately $13,297,000 and $8,598,000, respectively.

       The Registrant owns several trademarks including "Davey", "Davey and design", "Arbor Green", "Davey Tree and design", "Davey Expert Co. and design" and "Davey and design (Canada)". Through substantial advertising and use, the Registrant is of the opinion that these trademarks have become of value in the identification and acceptance of its products and services.

       EMPLOYEES. The Registrant employs between 4,800 and 5,200, depending upon the season, and considers its employee relations to be good.

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

ITEM 2. PROPERTIES.

       The following table lists certain information with respect to major properties owned by the Registrant and used in connection with its operations.

LOCATION                                      ACREAGE           BUILDING SQ. FT.
--------                                      -------           ----------------
Cincinnati, Ohio                                 2.5                  8,800
Livermore, California                           12.0                 29,737
Winter Park, Florida                             1.0                  5,850
Chamblee, Georgia                                1.9                  6,200
East Dundee, Illinois                            4.0                  7,500
Indianapolis, Indiana                            1.5                  5,000
Troy, Michigan                                   2.0                  7,200
Cheektowaga, New York                            6.9                  2,800
Bayport, New York                                2.0                  7,000
Charlotte, North Carolina                        3.1                  4,900
Canal Winchester, Ohio                           2.8                 25,933
Kent, Ohio (multiple parcels)                  105.0                111,608
Toledo, Ohio                                      .5                  4,300
Wooster, Ohio                                  322.8                 13,194
Columbus, Ohio                                   8.0                 15,925
Dayton, Ohio                                      .3                  3,584
West Babylon, New York                            .9                 14,100
Chantilly, Virginia                              4.0                  5,700
Downsview, Ontario, Canada                        .5                  3,675
Baltimore, Maryland                              3.4                 22,500
Lancaster, New York                              3.0                  6,624
Bettendorf, Iowa                                  .5                    478
Richmond, Virginia                                .7                  2,586
Mecklenburg County, North Carolina              15.6                     -0-
Stow, Ohio                                       7.4                 14,100
West Carlton Twp., Ontario, Canada               3.1                  4,000
Nanaimo, British Columbia, Canada                1.0                  4,742
Edmonton, Alberta, Canada                         .7                  2,900
Houston, Texas                                   1.5                  7,800
Plymouth, Minnesota                              2.7                 11,750
Gaithersburg, Maryland                           2.1                  7,200
Lachine, Quebec, Canada                           .5                  2,300
Gibsonia, Pennsylvania                           5.9                  7,100
Lawrence, Pennsylvania                           3.5                  7,200
Jacksonville, Florida                          279.0                  5,300

       The Registrant also rents approximately 41 other premises for office, warehouse and storage use. The Registrant believes that all of these properties have been adequately maintained and are suitable and adequate for its business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS.

       There are no legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject. This routine litigation is not material to the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

       Executive Officers of the Registrant (included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K). The executive officers of the Registrant and their present positions and ages are as follows:

      NAME                                  POSITION                         AGE
      ----                                  --------                         ---
R. Douglas Cowan              President and Chief Executive Officer          55

David E. Adante               Executive Vice President, Chief                44
                              Financial Officer and Secretary-Treasurer

Karl J. Warnke                Executive Vice President and                   44
                              General Manager, Utility Services

Howard D. Bowles              Vice President and General Manager,            52
                              Davey Tree Surgery Company

C. Kenneth Celmer             Vice President & General Manager,              48
                              Residential Services

Bradley L. Comport, CPA       Corporate Controller                           44

Dr. Roger C. Funk             Vice President - Human and                     51
                              Technical Resources

Rosemary T. Nicholas          Assistant Secretary                            52

Gordon L. Ober                Vice President - New Ventures                  46

Richard A. Ramsey             Vice President & General Manager,              46
                              Commercial Services

Wayne Parker                  Vice President - Northern Operations,          40
                              Utility Services

       Mr. Cowan was elected President and Chief Executive Officer in May 1988 and prior to that time served as President and Chief Operating Officer.

       Mr. Adante was elected Executive Vice President, Chief Financial Officer and Secretary-Treasurer in May 1993. He served as Vice President, Chief Financial Officer and Secretary-Treasurer from July 1992 to June 1993. Prior to that time, he served as Vice President, Chief Financial Officer and Secretary since before 1991.

       Mr. Warnke was elected Executive Vice President and General Manager-Utility Services in May 1993. Prior to that time, he served as Vice President and General Manager-Utility Services since before 1991.

       Mr. Bowles was elected Vice President and General Manager of Davey Tree Surgery Company in January 1992. From that date and since before 1991, he served as Vice President and Co-General Manager.

       Mr. Celmer was elected Vice President and General Manager - Residential Services in January, 1995. He served as Vice President-Eastern Operations, Residential and Commercial Services from January 1992 to January 1995. Prior to that time, he served as Vice President-Operations, Residential and Commercial Services since before 1991.

       Mr. Comport was elected Corporate Controller in May 1990.

       Dr. Funk was elected Vice President-Human Technical Resources in January 1984.

       Ms. Nicholas was elected Assistant Secretary in May 1982.

       Mr. Ober was elected Vice President-New Ventures in March 1986.

       Mr. Ramsey was elected Vice President and General Manager-Commercial Services in January, 1995. He served as Vice President-Western Operations, Residential and Commercial Services from January 1992 to January 1995. Prior to that time, he served as Vice President and Co-General Manager of Davey Tree Surgery Company since before 1991.

       Mr. Parker was elected Vice President - Northern Operations, Utility Services in May, 1994. Prior to that time and since before 1991, he served in several positions in utility operations.

       Officers of the Registrant serve for a term of office from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       At December 31, 1995, 1994, and 1993 the number of Common Shares issued were 4,364,220 for each date. At those respective dates, the number of shares in the treasury were 2,052,488, 1,921,217 and 1,852,050.

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

       As of March 26, 1996, there were 1,608 record holders of the Registrant's Common Shares. During the years ended December 31, 1995, December 31, 1994 and December 31, 1993, the Registrant paid dividends of $.55, $.52, and $.48, respectively, per share. Approximately one quarter of the total dividend paid is paid in each of the four quarters. The Registrant's agreements with its lenders allow for the payment of cash dividends provided that the terms and conditions of the agreements, particularly those dealing with its shareholders equity, fixed charge coverage ratio and maximum consolidated funded debt to consolidated funded debt plus consolidated net worth ratio, are maintained. (See Note 5 to the Financial Statements on page F-13 of this Annual Report on Form 10-K.)

ITEM 6. SELECTED FINANCIAL DATA.

                                                           YEARS ENDED DECEMBER 31
                                          ----------------------------------------------------------
                                            1995         1994        1993        1992         1991
                                            ----         ----        ----        ----         ----
                                                (Dollars in Thousands, except per share data)
Operating Results:
   Revenues                               $229,682     $209,683    $218,521    $206,054     $184,665

   Earnings from Continuing
     Operations                           $  6,137     $  4,189    $  6,107    $  5,345     $  6,076

   Earnings from Continuing
     Operations Per Common Share          $   2.55     $   1.68    $   2.35    $   2.00     $   2.20

At Year End:
   Total Assets                           $104,452     $ 99,779    $ 99,780    $ 92,722     $ 73,236

   Total Long-Term Debt                   $ 17,049     $ 21,124    $ 26,778    $ 27,113     $ 13,355

Cash Dividends Per Common Share           $    .55     $    .52    $    .48    $    .44     $    .40

       Earnings from continuing operations and earnings from continuing operations per common share presented for 1991 include both the cumulative effect on prior years of changing to the new standard of accounting for income taxes and the change to the 150% declining balance method of depreciation. The cumulative effect increased earnings from continuing operations by $606,000 and earnings from continuing operations per common share by $.22. The change in depreciation method increased earnings from continuing operations by $253,000 and earnings per common share by $.09. In 1995 the Company sold its interior plant care business. Operating results for all years presented have accordingly been restated for this discontinued operation. (See Note 13 to the Financial Statements on page F-20 of this Annual Report on Form 10-K.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

       Operating Activities provided $21,192,000 in cash in fiscal 1995, a $4,987,000 increase when compared to the $16,205,000 generated in 1994. This improvement was primarily attributable to higher net earnings as well as a decrease in other assets, along with increases in accounts payable and accrued liabilities, and other liabilities, partially offset by an increase in accounts receivable.

       Net earnings improved $2,334,000 to $6,373,000 when compared to the $4,039,000 generated in 1994. The increase was mainly due to higher earnings in most of the Registrant's service lines, and to a lesser extent the result of a gain on the disposal of certain assets associated with its Interiorcare operations. (See Note 13 to the Financial Statements on page F-20 of this Annual Report on Form 10-K). Residential and Commercial Services' revenues continue to be positively influenced by improved economic conditions generally and heightened sales efforts. In addition, most of the Registrant's Utility operations have experienced significant operating profit improvement due primarily to productivity gains associated with several existing and new contracts. The earnings in Utility operations, as well as those primarily in the Registrant's Consulting services, were also enhanced by additional work obtained during the fourth quarter with its major Western U.S. customer.

       Other assets provided $1,049,000 in cash, an improvement of $3,071,000 when compared to the $2,022,000 used in the prior year. The improvement was due in part to amounts previously earned under a contract with two of the Registrant's Utility customers, as well as an advance funded according to the terms of The Big Tree Company, Inc. Acquisition Agreement, both of which occurred in the prior year. It was also due to a reduction in the current asset accrued related to the Registrant's retrospectively rated insurance policies. (See Note 2 to the Financial Statements on page F-10 of this Annual Report on Form 10-K).

       Accounts payable and accrued liabilities provided $4,110,000, a $3,148,000 increase when compared to the $962,000 provided in 1994. The increase was primarily due to an increase in the current portion of insurance liabilities, and to a lesser extent higher accounts payable commensurate with the increase in 1995 revenues. The most significant estimates made by the Registrant that affect the amounts reported in the financial statements and accompanying notes are those relating to its insurance liabilities. (See Note 2 on page F-10 of the Financial Statements of this Annual Report on Form 10-K).

       Other liabilities generated $2,145,000 in cash, an increase of $2,002,000 when compared to the $143,000 in the prior year. The increase was mainly due to an increase in amounts payable for income taxes, a function of the Registrant's improved earnings.

       Cash flows provided by operating activities were adversely impacted by a $5,309,000 increase in accounts receivable, a net change of $4,284,000 when compared to the $1,025,000 used in 1994. Despite this increase, accounts receivable average days outstanding of 53.8 days represented a decline of .7 days from 54.5 days last year. The dollar increase was primarily due to the additional work obtained with one of the Registrant's Western Utility customers mentioned previously, as well as additional contracts secured through the course of competitive bidding. The Registrant performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

       Investing activities used $11,494,000, an increase of $2,086,000 when compared to the $9,408,000 used in 1994. The increase was mainly due to higher equipment expenditures, partially offset by the sale of certain Interiorcare assets. (See Note 13 on page F-20 of the Financial Statements of this Annual Report on Form 10-K). The Registrant believes its capital expenditures and 1996 capital budget of approximately $13,500,000 is consistent with its plan to expand its services, maintain equipment on existing operations, and provide for suitable branch office facilities.

       Financing activities used $9,201,000, a net increase of $2,355,000 when compared to the $6,846,000 used in 1994. The net increase was attributable to two factors. First, the Registrant's reduction of long-term debt, net of borrowings, increased by $1,678,000, principally due to repayments on the term note agreement. Second, the Registrant's transactions in its common shares used $897,000 more cash than in 1994, the result of both lower sales and higher repurchases in the current year, the latter being primarily affected by shares purchased from a former vice president of the Registrant.

       At December 31, 1995, the Registrant's principal source of liquidity consisted of $1,470,000 in cash and cash equivalents; short term lines of credit and amounts available to be borrowed from banks via notes payable totaling $3,398,000, of which $465,000 had been drawn at the end of the year; and the credit agreement in the amount of $35,000,000, of which $8,900,000 had been drawn and $7,431,000 was considered drawn to cover outstanding standby letters of credit. Including the outstanding balance on the term note agreement of $9,600,000, the Registrant's credit facilities now total $48,000,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

Liquidity Measurements

       Management uses these measurements to gauge the Registrant's ability to meet current working capital requirements and the extent by which capital expenditures are funded by internally generated "cash flow".

                                                      1995        1994       1993
                                                     -------     -------    -------
Working Capital                                      $12,493     $12,583    $13,459

Current Ratio                                          1.4:1       1.5:1      1.6:1

Cash Flow from Net Earnings,
     Depreciation & Amortization                     $19,574     $17,302    $19,712

Capital Expenditures                                 $13,297     $ 8,598    $15,887

Cash Flow to Capital
     Expenditures Ratio                                1.5:1       2.0:1      1.2:1

Cash Flow as % of Revenues                               8.5%        8.3%       9.0%

Leverage Measurements

       These ratios measure the extent to which the Registrant has been financed by debt, or, put another way, the proportion of the total assets employed in the business that have been provided by creditors as compared to shareholders. Debt is defined as total liabilities.

                                 1995              1994             1993
                                -----             -----            -----
Equity to Debt Ratio            .80:1             .81:1            .79:1

Debt as % of Assets              55.5%             55.4%            55.8%

Equity as % of Assets            44.5%             44.6%            44.2%

       At the end of 1995, these measurements remained virtually even with the prior year, and improved only slightly when compared with 1993, primarily due to the increases experienced in insurance liabilities.

Common Share Measurements

       These measurements assist shareholders in assessing the Registrant's earnings performance, dividend payout and equity position as related to their shareholdings.

                                                      1995       1994      1993
                                                     ------     ------    ------
Net earnings per share                               $ 2.65     $ 1.62    $ 2.33

Dividends per Share                                  $  .55     $  .52    $  .48

Book Value per Share                                 $20.13     $18.23    $17.54

ESOT Market Valuation per Share                      $27.12     $24.38    $29.63

       Earnings per share measurements are shown as if all outstanding stock options had been exercised at December 31 of the years presented. Dividends were again increased in 1995. In 1995, they were increased by a total $.03 per share, or 6% over 1994, compared to an increase in 1994 of $.04 per share or 8% over 1993. It is the Registrant's objective to provide a fair return on investment to its shareholders through improved dividends as long as the Registrant can financially justify this policy. The fact that dividends have increased each year since 1979 reflects that objective.

Asset Utilization Measurements

       Management uses these measurements to evaluate its efficiency in employing assets to generate revenues and returns.

                                                       1995        1994       1993
                                                     --------     -------    -------
Average Assets Employed
     (in 000's)                                      $102,116     $99,780    $96,251

Asset Turnover (Revenues
     to Average Assets)                                   2.2         2.1        2.3

Return on Average Assets                                  6.2%        4.0%       6.3%

RESULTS OF OPERATIONS

       Revenues of $229,682,000 for the year increased $19,999,000 or 9.5% when compared to the $209,683,000 generated in 1994. This compares with a decrease in revenues of 4.0% in 1994 and an increase of 6.1% in 1993. The current year improvement was primarily attributable to increased revenues realized by the Registrant's Residential and Commercial services, Western Utility operations, and Consulting services. As previously mentioned, Residential and Commercial services continue to be favorably influenced by generally good economic conditions, as well as heightened sales efforts. The increase in Western Utility revenues was mainly due to production gains on certain contracts and contracts obtained through the ordinary course of competitive bidding. However, as previously indicated, both the Western Utility operations and the Registrant's Consulting services also enhanced their revenues through additional work obtained during the fourth quarter with its major Western U.S. customer. The 1995 revenues of $37,000,000 earned by the Registrant with this customer represent a significant concentration (See Note 10 to the Financial Statements on page F-19 of this Annual Report on Form 10-K). The Registrant believes that the favorable trend in revenues for all services will continue in 1996, despite the fact that in 1995 Utility services as a whole continued to be somewhat affected by budget reductions on certain existing Utility contracts and discontinued Utility contracts experienced in the ordinary course of competitive bidding.

       Operating costs of $159,310,000 increased $12,693,000 when compared to 1994, but as a percentage of sales they decreased .5% to 69.4%. This percentage reduction was mainly due to lower direct labor and related payroll taxes in the current year, but is also a result of non-recurring shutdown and relocation costs incurred in 1994 associated with certain discontinued utility contracts. The Registrant anticipates that in 1996 these costs as a percentage of revenues will approximate 1995 levels.

       Selling costs for the year increased $4,170,000 to $29,379,000, and as a percentage of revenues they increased .8% to 12.8%. Significant factors which contributed to this percentage increase include higher Residential and Commercial sales commissions and supervision wages, as well as increased branch office costs.

       General and Administrative expenses of $15,139,000 declined $77,000, but at 6.6% of revenues they were .7% lower than in 1994. The percentage decrease is attributable to continued corporate cost containment efforts, most notably in office and administrative salaries and related payroll taxes.

       Depreciation and amortization of $13,201,000 declined $62,000 or .6% as a percentage of revenues. The slightly lower expense was generally a function of lower capital expenditures over the past two years. In 1996, the Registrant anticipates that depreciation expense will approximate $12,600,000.

       Interest expense of $2,725,000 remained almost even with last year, and as a percentage of revenues declined slightly by .1% to 1.2%. Despite the reduction in the Registrant's long term debt, interest charges remained virtually even with last years levels due to an approximate 170 basis point rise in interest rates.

       As a result of the above factors, earnings before income taxes were $10,111,000 or 4.4% of revenues, and increased $3,096,000 or 1.1% as a percentage of revenues when compared to 1994. The tax provisions for 1995, 1994, and 1993 resulted in effective tax rates of 39.3%, 40.3%, and 39.6%, respectively.

       After reflecting a net $236,000 contributed by the Registrant's discontinued operation (See Note 13 to the Financial Statements on page F-20 of this Annual Report on Form 10-K), for the year the Registrant's net earnings of $6,373,000 increased $2,334,000 compared to 1994, or 57.8%, and as a percentage of revenues they were 2.8%, the same percentage achieved in 1993 and almost 1.0% higher than last year.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The independent auditors' report, the audited consolidated financial statements, and the notes to the audited consolidated financial statements required by this Item 8 appear on pages F-1 through F-20 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Reference is made to Part I of this Report for information as to executive officers of the Registrant.

       The information regarding directors of the Registrant appearing under the heading "Election of Directors" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

       The information regarding compensation of the Registrant's executive officers appearing under the heading "Remuneration of Executive Officers" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information regarding the security ownership of certain beneficial owners and management appearing under the heading "Ownership of Common Shares" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information regarding certain relationships and related transactions appearing under the headings "Election of Directors" and "Indebtedness of Management" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) (1) and (a) (2) Financial Statements and Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1 of this Annual Report on Form 10-K.

       (a) (3) Exhibits. See the Index to Exhibits on sequentially numbered page 14 of this Annual Report on Form 10-K.

       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

       THE DAVEY TREE EXPERT COMPANY


       By:/s/R.D. COWAN
         ------------------------------
         R. D. Cowan, President and
         Chief Executive Officer

March 26, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1996.

/s/J. W. JOY                                      /s/JAMES H. MILLER
---------------------------                          --------------------------
J. W. JOY, Director and                           JAMES H. MILLER, Director
  Chairman of the Board

                                                  /s/THOMAS G. MURDOUGH, JR.
                                                     --------------------------
/s/R. DOUGLAS COWAN                               THOMAS G. MURDOUGH, JR., Director
---------------------------
R. DOUGLAS COWAN, Director;
  President and Chief Executive Officer
 (Principal Executive and Operating Officer)      /s/J MAURICE STRUCHEN
                                                     --------------------------
                                                  J MAURICE STRUCHEN, Director

/s/R. CARY BLAIR
   ------------------------
R. CARY BLAIR, Director                           /s/DAVID E. ADANTE
                                                     --------------------------
                                                  DAVID E. ADANTE, Executive Vice
                                                    President, Chief Financial Officer and
/s/RICHARD E. DUNN                                  Secretary-Treasurer
   ------------------------                         (Principal Financial Officer)
RICHARD E. DUNN, Director

/s/WILLIAM D. GINN                                /s/BRADLEY L. COMPORT
   ------------------------                          --------------------------
WILLIAM D. GINN, Director                         BRADLEY L. COMPORT, Corporate
                                                    Controller (Principal Accounting Officer)
/s/RICHARD S. GRAY
   ------------------------
RICHARD S. GRAY, Director

/s/EUGENE W. HAUPT
   ------------------------
EUGENE W. HAUPT, Director

                               INDEX OF EXHIBITS
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

(4)          Instruments defining the rights of      The Company is a party to
             security holders, including indentures  certain instruments, copies of which will be furnished
                                                     to the Securities and
                                                     Exchange Commission upon
                                                     request, defining the
                                                     rights of holders of
                                                     long-term debt identified
                                                     in Note 5 of Notes to
                                                     Consolidated Financial
                                                     Statements on page F-13 of
                                                     this Annual Report on Form
                                                     10-K.

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

(10)(c)      1994 Omnibus Stock Plan                 Incorporated by reference
                                                     to Exhibit 10 (c) to the
                                                     Registrant's Form 10-Q for
                                                     the quarter ended July 2,
                                                     1994.

(11)         Statement re computation of per share   Not Applicable.
             earnings

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

(16)         Letter re change in certifying         Not Applicable.
             accountant

(18)         Letter re change in accounting
             principals                             Not Applicable.

(21)         Subsidiaries of the Registrant         16

(22)         Published report regarding matters     Incorporated by reference to
             submitted to vote of security holders  Part II, Item 4 to the
                                                    Registrant's Form 10-Q for
                                                    the quarter ended June 29,
                                                    1991

(23)         Consent of independent auditors        17
             to incorporation of their report
             in Registrant's Statements on
             Form S-8 (File Nos. 2-73052,
             2-77353, 33-5755, 33-21072, and
             33-59347) and Form S-2
             (File No. 33-30970)

(24)         Power of Attorney                      Not Applicable.

(27)         Financial Data Schedule                18

(28)         Information from reports furnished     Not Applicable.
             to state insurance regulatory
             authorities

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

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                            [ITEMS 14(a)(1) AND (2)]

DESCRIPTION                                                                 PAGE
-----------                                                                 ----
Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of December 31, 1995, 1994 and 1993           F-3

Consolidated Statements of Net Earnings for the years ended                  F-5
   December 31, 1995, 1994 and 1993

Consolidated Statements of Shareholders' Equity for the years ended          F-6
   December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years ended                    F-8
   December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements for the years ended               F-9
   December 31, 1995, 1994 and 1993

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company and subsidiary companies as of December 31, 1995, 1994, and 1993, and the related consolidated statements of net earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Davey Tree Expert Company and subsidiary companies as of December 31, 1995, 1994, and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/DELOITTE & TOUCHE  LLP
-------------------------

Cleveland, Ohio
February 16, 1996

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            DECEMBER 31
                                               1995             1994             1993
                                                       (DOLLARS IN THOUSANDS)
ASSETS

   CURRENT ASSETS:
     Cash and cash equivalents               $  1,470         $    973         $  1,022
     Accounts receivable                       34,622           29,313           28,288
     Operating supplies                         2,136            2,568            2,645
     Prepaid expenses and other assets          2,082            3,133            2,053
     Deferred income taxes                      2,697            1,898            1,312
                                             --------         --------         --------
       Total current assets                    43,007           37,885           35,320

   PROPERTY AND EQUIPMENT:
     Land and land improvements                 6,446            6,376            6,106
     Buildings and leasehold improvements      15,956           15,806           15,856
     Equipment                                139,711          132,708          131,205
                                             --------         --------         --------
                                              162,113          154,890          153,167
     Less accumulated depreciation            107,977          100,466           93,703
                                             --------         --------         --------
     Net property and equipment                54,136           54,424           59,464

   OTHER ASSETS AND INTANGIBLES                 7,309            7,470            4,996


                                             --------         --------         --------
   TOTAL ASSETS                              $104,452         $ 99,779         $ 99,780
                                             ========         ========         ========

See notes to consolidated financial statements.

                                                                             DECEMBER 31
                                                                1995             1994             1993
                                                                        (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                                         $ 10,227         $  9,260         $ 11,028
     Accrued liabilities                                        13,935           10,792            8,062
     Income taxes payable                                        3,171            1,307            1,041
     Notes payable, bank                                           400               99               80
     Current maturities of long-term debt                        2,781            3,844            1,650
                                                              --------         --------         --------
       Total current liabilities                                30,514           25,302           21,861

   LONG-TERM DEBT                                               17,049           21,124           26,778

   DEFERRED INCOME TAXES                                         3,182            3,256            3,233

   INSURANCE LIABILITIES                                         6,380            5,050            3,211

   OTHER LIABILITIES                                               797              516              639
                                                              --------         --------         --------

   TOTAL LIABILITIES                                            57,922           55,248           55,722

   SHAREHOLDERS' EQUITY:
     Preferred shares
     Common shares                                               4,364            4,364            4,364
     Additional paid-in capital                                  7,836            7,531            7,186
     Retained earnings                                          67,922           62,851           60,263
                                                              --------         --------         --------
                                                                80,122           74,746           71,813

   LESS:
     Treasury shares, at cost                                   33,198           29,416           26,491
     Subscriptions receivable from employees                       297              606              975
     Future contributions to ESOT                                   97              193              289
                                                              --------         --------         --------

   TOTAL SHAREHOLDERS' EQUITY                                   46,530           44,531           44,058
                                                              --------         --------         --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $104,452         $ 99,779         $ 99,780
                                                              ========         ========         ========

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF NET EARNINGS

                                                                    YEARS ENDED DECEMBER 31
                                                    1995                      1994                      1993
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES                                  $  229,682     100.0%     $  209,683    100.0%     $  218,521     100.0%

COSTS AND EXPENSES:

   Operating                                 159,310      69.4         146,617     69.9         152,502      69.8
   Selling                                    29,379      12.8          25,209     12.0          23,331      10.7
   General and administrative                 15,139       6.6          15,216      7.3          16,588       7.6
   Depreciation and amortization              13,201       5.7          13,263      6.3          13,656       6.2
                                          ----------     -----      ----------    -----      ----------     -----

                                             217,029      94.5         200,305     95.5         206,077      94.3
                                          ----------     -----      ----------    -----      ----------     -----

EARNINGS FROM OPERATIONS                      12,653       5.5           9,378      4.5          12,444       5.7

INTEREST EXPENSE                               2,725       1.2           2,641      1.3           2,460       1.1

OTHER INCOME - NET                              (183)      (.1)           (278)     (.1)           (124)
                                          ----------     -----     -----------    ----      -----------     -----

EARNINGS BEFORE INCOME TAXES                  10,111       4.4           7,015      3.3          10,108       4.6

INCOME TAXES                                   3,974       1.7           2,826      1.3           4,001       1.8
                                          ----------     -----      ----------    -----      ----------     -----

EARNINGS FROM
   CONTINUING OPERATIONS                       6,137       2.7           4,189      2.0           6,107       2.8

DISCONTINUED OPERATION -
   NET EARNINGS (LOSS)                           236        .1            (150)     (.1)            (51)
                                          ----------     -----      ----------    -----      ----------     -----

NET EARNINGS                              $    6,373       2.8%     $    4,039      1.9%     $    6,056       2.8%
                                          ==========     =====      ==========    =====      ==========     =====

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING
   INCLUDING COMMON
   STOCK EQUIVALENTS                       2,406,769                 2,488,545                2,602,708
                                          ==========                ==========               ==========

NET EARNINGS PER COMMON
   SHARE FROM CONTINUING
   OPERATIONS                             $     2.55                $     1.68               $     2.35
                                          ==========                ==========               ==========

NET EARNINGS PER
   COMMON SHARE                           $     2.65                $     1.62               $     2.33
                                          ==========                ==========               ==========

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                     ADDITIONAL
                                                           COMMON     PAID-IN
                                                           SHARES     CAPITAL
BALANCE, JANUARY 1, 1993                                   $4,364     $6,647

   Receipts from subscriptions receivable
   Shares purchased
   Shares sold to employees                                              339
   Options exercised                                                     200
   Contributions to ESOT
   Net earnings
   Dividends, $.48 per share
   Net adjustment for foreign currency translation
                                                           ------     ------

BALANCE, DECEMBER 31, 1993                                  4,364      7,186

   Receipts from subscriptions receivable
   Shares purchased
   Shares sold to employees                                              408
   Options exercised                                                     (63)
   Contributions to ESOT
   Net earnings
   Dividends, $.52 per share
   Net adjustment for foreign currency translation
                                                           ------     ------

BALANCE, DECEMBER 31, 1994                                  4,364      7,531

   Receipts from subscriptions receivable
   Shares purchased
   Shares sold to employees                                              281
   Options exercised                                                      24
   Contributions to ESOT
   Net earnings
   Dividends, $.55 per share
   Net adjustment for foreign currency translation

BALANCE, DECEMBER 31, 1995                                 $4,364     $7,836
                                                           ======     ======

See notes to consolidated financial statements.

                                                                                  SUBSCRIP-
                                                                                TIONS RECEIVE-  CONTRIBU-
                                                           RETAINED  TREASURY     ABLE FROM       TIONS
                                                           EARNINGS   SHARES      EMPLOYEES      TO ESOT    TOTAL
BALANCE, JANUARY 1, 1993                                   $55,520   $(24,257)     $(1,569)      $(386)    $40,319

   Receipts from subscriptions receivable                                              594                     594
   Shares purchased                                                    (3,508)                              (3,508)
   Shares sold to employees                                               459                                  798
   Options exercised                                                      815                                1,015
   Contributions to ESOT                                                                            97          97
   Net earnings                                              6,056                                           6,056
   Dividends, $.48 per share                                (1,207)                                         (1,207)
   Net adjustment for foreign currency translation            (106)                                           (106)
                                                           -------   --------      -------       -----     -------

BALANCE, DECEMBER 31, 1993                                  60,263    (26,491)        (975)       (289)     44,058

   Receipts from subscriptions receivable                                              369                     369
   Shares purchased                                                    (4,409)                              (4,409)
   Shares sold to employees                                               832                                1,240
   Options exercised                                                      652                                  589
   Contributions to ESOT                                                                            96          96
   Net earnings                                              4,039                                           4,039
   Dividends, $.52 per share                                (1,290)                                         (1,290)
   Net adjustment for foreign currency translation            (161)                                           (161)
                                                           -------   --------      -------       -----     -------

BALANCE, DECEMBER 31, 1994                                  62,851    (29,416)        (606)       (193)     44,531

   Receipts from subscriptions receivable                                              309                     309
   Shares purchased                                                    (4,853)                              (4,853)
   Shares sold to employees                                               953                                1,234
   Options exercised                                                      118                                  142
   Contributions to ESOT                                                                            96          96
   Net earnings                                              6,373                                           6,373
   Dividends, $.55 per share                                (1,292)                                         (1,292)
   Net adjustment for foreign currency translation             (10)                                            (10)
                                                           -------   --------      -------       -----     -------

BALANCE, DECEMBER 31, 1995                                 $67,922   $(33,198)     $  (297)      $ (97)    $46,530
                                                           =======   ========      =======       =====     =======

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         DECEMBER 31
                                                                 1995        1994       1993
                                                                    (DOLLARS IN THOUSANDS)
CASH FROM OPERATING ACTIVITIES:
   Net earnings                                                $  6,373    $  4,039   $  6,056
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation                                              12,827      12,963     13,460
       Amortization                                                 374         300        196
       Deferred income taxes                                       (873)       (563)      (290)
       Other                                                       (834)       (431)         3
                                                               --------    --------   --------
                                                                 17,867      16,308     19,425
       Change in operating assets and liabilities:
         Accounts receivable                                     (5,309)     (1,025)    (3,203)
         Other assets                                             1,049      (2,022)    (1,641)
         Accounts payable and accrued liabilities                 4,110         962       (622)
         Insurance liabilities                                    1,330       1,839      3,211
         Other liabilities                                        2,145         143        932
                                                               --------    --------   --------
   Net cash provided by operating activities                     21,192      16,205     18,102
                                                               --------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment                    898         945        291
   Acquisitions                                                    (395)     (1,755)
   Proceeds from sale of business                                 1,300
   Capital expenditures:
     Land and buildings                                            (504)       (423)    (1,058)
     Equipment                                                  (12,793)     (8,175)   (14,829)
                                                               --------    --------   --------
   Net cash used in investing activities                        (11,494)     (9,408)   (15,596)
                                                               --------    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   ESOT payment of debt guaranteed by Company                        96          96         97
   Net borrowings (payments) under notes payable, bank              301          19       (145)
   Principal payments of long-term debt                          (7,162)     (3,876)    (1,713)
   Proceeds from issuance of long-term debt                       2,024         416      1,898
   Sales of treasury shares                                       1,376       1,829      1,813
   Receipts from stock subscriptions                                309         369        594
   Dividends paid                                                (1,292)     (1,290)    (1,207)
   Repurchase of common shares                                   (4,853)     (4,409)    (3,508)
                                                               --------    --------   --------
   Net cash used in financing activities                         (9,201)     (6,846)    (2,171)
                                                               --------    --------   --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             497         (49)       335

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        973       1,022        687
                                                               --------    --------   --------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $  1,470    $    973   $  1,022
                                                               ========    ========   ========

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31,1995
--------------------------------------------------------------------------------

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of The Davey Tree Expert Company and its majority owned subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       FISCAL YEAR

         The Company's fiscal year ends on the Saturday closest to December 31; 1995, 1994, and 1993 were fiscal years comprised of 52 weeks ended December 30, 1995, December 31, 1994 and January 1, 1994, respectively. For presentation purposes, all years were presumed to have ended on December 31.

       REVENUE RECOGNITION

         The Company recognizes revenues as services are provided, either on a time and materials basis, price per unit completed, or an agreed upon fee for services performed.

       EARNINGS PER SHARE

         The earnings per common share from continuing operations and the earnings per common share were calculated by using the weighted average number of common shares outstanding, including common stock equivalents.

       CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         Carrying amounts approximate fair value due to the short maturity of these instruments. Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Due to the short maturities, the carrying amount of the investments approximates fair value.

       ACCOUNTS RECEIVABLE

         An allowance of $330,000 was established in 1995; no allowance was considered necessary in 1994 and 1993.

       INTANGIBLE ASSETS

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

       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. This standard also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt this standard in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

       RECLASSIFICATIONS

         Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

  2.   INSURANCE LIABILITIES

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

         Under both funding methods, insurance liabilities are determined using actuarial methods and assumptions to estimate ultimate costs. These liabilities include a large number of claims for which the ultimate costs will develop over a period of several years. Accordingly, the estimates can change as claims mature; they can also be affected by changes in the number of new claims incurred and claim severity. For these reasons, it is possible that these estimates can change materially in the near term. Changes in estimates of claim costs resulting from new information received will be recognized in income in the period in which the estimates are changed. Expenses that are unallocable to specific claims are recognized as period costs.

         At December 31, 1995, 1994, and 1993, the present value of the liabilities for the self-insured workers compensation reserves and the net accrual for retrospectively rated premiums, which are discounted at 5 1/2% at December 31, 1995 and 1994, and 4% at December 31, 1993, were $13,171,000, $8,393,000 and $6,046,000, respectively. The increase in
       1995 was primarily a function of an additional year's exposure to self-insured claims as well as their continued maturation, while the increase in 1994 was due mainly to the change in funding methods from retrospectively rated policies to self insurance. The change in the discount rate reduced insurance costs by $300,000 in 1994. The discounted self-insurance reserves and accruals related to the retrospectively rated policies have been combined and are classified as current and noncurrent liabilities and assets in the accompanying balance sheets based on the timing of future estimated cash payments and receipts. At December 31, 1995, 1994, and 1993, the gross value of those liabilities was approximately $16,911,000, $10,487,000 and $6,635,000, respectively.

  3.   COMMON AND PREFERRED SHARES

         The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

         The number of common shares authorized is 12,000,000, par value $1.00. At December 31, 1995, 1994 and 1993, the number of common shares issued was 4,364,220 and the number of shares in the treasury were 2,052,488, 1,921,217, and 1,852,050, respectively.

         The Company's stock is not listed or traded on an active stock market and market prices are, therefore, not available. Semi-annually, an independent financial consulting firm determines the fair market value based upon the Company's performance and financial condition.

         Since 1979, the Company has provided a ready market for all shareholders through its' direct purchase of their common shares. During 1995, these purchases totaled 165,027 shares for $4,083,000 in cash; the Company also had direct sales, to directors and employees, excluding those shares sold through either the exercise of options or the employee stock purchase plan below, of 11,596 shares for $281,000. In 1991, shareholders approved uniform restrictions on the transfer of the Company's common shares. These restrictions generally give the Company or the trust of the Company's Employee Stock Ownership Plan the right to purchase the common shares whenever a shareholder proposes to transfer the shares to anyone, other than transfers to a current employee of the Company or transfers by a current or former employee to members of their immediate family.

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

         Shares available for grant at December 31, 1995 were 141,150, which were based on the number available upon ratification of the plan less the director options granted and shares purchased in 1995 and 1994 under the stock purchase plan. On May 17, 1995 the non-employee directors were granted options to purchase 3,000 common shares at $24.38 per share, expiring in 2001; on May 18, 1994, they were granted options to purchase 10,000 common shares at $29.63 per share, expiring in 2000.

         The Company has an employee stock purchase plan that provides the opportunity for all full-time employees with one year of service to purchase shares through payroll deductions. The purchase price for the shares offered under the plan is 85% of the fair value of the shares. Availability of shares is determined in accordance with provisions of the Omnibus Stock Plan.

         Purchases under the plan have been as follows:

                                                1995         1994         1993
           Number of employees participating       772          907          908

           Annual shares purchased              45,399       48,209       46,556

           Average price paid                   $20.98       $22.85       $22.73

           Cumulative shares purchased         671,084      625,685      577,476

       STOCK OPTION PLANS

         Prior to adoption of the 1994 Omnibus Stock Plan, the Company had two qualified stock option plans available for officers and management employees. The status of these plans are as follows at December 31, 1995:

                                                              OPTION PLANS
                                           --------------------------------------------------
                                            1985                       1987
                                           -------   ----------------------------------------
           Grant Date                      May 20,   Dec. 31,   March 31,   Dec. 4,  Dec. 10,
                                            1987       1989       1992       1992      1993

           Options granted                 109,600    137,900    128,900    17,800    116,000
             Exercised through 1993        (67,800)   (15,665)      (700)
             Exercised in 1994             (41,800)      (400)                (500)
             Exercised in 1995                         (8,335)
                                          --------   --------   --------   -------   --------

           Options outstanding,
             December 31, 1995                   0    113,500    128,200    17,300    116,000
                                          ========   ========   ========   =======   ========

           Option purchase price based
             on fair value at grant date  $  12.92   $  18.79   $  24.87   $ 23.78   $  27.65
                                          ========   ========   ========   =======   ========

           Year of expiration                 1994       1999       2002      2002       2003

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

         Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. As permitted by this standard, the Company will continue to account for such transactions under Accounting Principles Board Opinion No. 25; accordingly, with respect to shares sold under the employee stock purchase plan, it estimates that 1995 pro-forma net earnings and net earnings per share will be reduced by approximately $180,000 and $.08 respectively, when disclosure is required in 1996. Adoption of the new standard will have no effect on the Company's cash flows.

       STOCK SUBSCRIPTION OFFERING

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

  4.   ACCRUED LIABILITIES

         Accrued liabilities consisted of:

                                                                      DECEMBER 31
                                                            1995         1994          1993
                                                                 (DOLLARS IN THOUSANDS)
           Compensation                                    $ 3,521      $ 3,101       $2,903
           Vacation                                          1,658        1,419        1,564
           Insurance liabilities                             7,082        4,396        2,355
           Taxes, other than taxes on income                   915          861          808
           Other                                               759        1,015          432
                                                           -------      -------       ------

                                                           $13,935      $10,792       $8,062
                                                           =======      =======       ======

  5.   NOTES PAYABLE, BANK AND LONG-TERM DEBT

       NOTES PAYABLE, BANK

         The Company has a bank operating loan which is repayable on demand and charges interest at the bank's prime rate. Additionally, the Company has unused short-term lines of credit with four banks totaling $2,933,000, generally at the banks' prime rate, which was 8.5% at December 31, 1995.

       LONG-TERM DEBT

                                                                      DECEMBER 31
                                                            1995         1994          1993
                                                                 (DOLLARS IN THOUSANDS)
           Revolving credit agreement:
              Prime rate borrowings                        $ 2,900      $ 2,700       $ 5,500
              London Interbank Offered Rate (LIBOR)
               borrowings                                    6,000
           Term note agreement                               9,600       12,000        12,000
           Notes payable                                                  8,000         8,000
                                                           -------      -------       -------

                                                            18,500       22,700        25,500

           Corporate Center financing                                                     375
           Long-term debt of ESOT                               97          193           290
           Subordinated notes - stock redemption               673          212           346
           Term loans and other                                560        1,863         1,917
                                                           -------      -------       -------
                                                            19,830       24,968        28,428
           Less current maturities                           2,781        3,844         1,650
                                                           -------      -------       -------

                                                           $17,049      $21,124       $26,778
                                                           =======      =======       =======

         The total annual installments required to be paid on long-term debt in years 1996 to 2000 are as follows: 1996, $2,781,000; 1997, $2,634,000;
       1998, $2,544,000; 1999, $2,548,000; 2000, $150,000. Excluded from these installments are the revolving credit agreement and notes payable which are classified as long-term debt since it is expected that these amounts will be outstanding throughout the ensuing year.

       REVOLVING CREDIT AGREEMENT

         In September, 1995, the Company entered into a new Revolving Credit Agreement (Revolver) with two banks, which permits borrowings, as defined, up to $35,000,000. It provides the Company an option of borrowing funds at either the prime interest rate or rates based on the London Interbank Offered Rate (LIBOR), plus a commitment fee of 3/16 of 1% on the average daily unborrowed commitment. Borrowings may be converted, at the Company's option, to four-year loans. The agreement has an initial expiration date of April 30, 1998, and provides for one year extensions beyond that date annually.

         Under the most restrictive covenants of the Revolver and the Term Note Agreement ("Term Note") below, the Company is obligated to maintain a minimum shareholders' equity, as defined, of $32,000,000 plus 25% of annual consolidated earnings from December 31, 1994; a maximum ratio of consolidated funded debt to consolidated funded debt plus consolidated net worth of .45 to 1; and a fixed charge coverage ratio of not less than
       2.25 to 1.0.

       TERM NOTE AGREEMENT

         In 1992 the Company borrowed $12,000,000 under the Term Note which provides for twenty consecutive quarterly principal installments of $600,000 commencing January 1, 1995 plus interest at either the London Interbank Offered Rate (LIBOR) plus 1-5/16% or prime plus 1/4%. The average adjusted LIBOR rate during 1995 was 6.1856%; LIBOR was 5.625%, 6.50%, and 3.375% at December 31, 1995, 1994 and 1993, respectively.

       NOTES PAYABLE

         Notes payable consisted of borrowings from banks for periods of up to six months at rates based either on the London Interbank Offered Rate (LIBOR), or at a money market option rate, which were generally less than the U.S. prime rate. The Company's intent was to refinance these obligations either through continued uninterrupted renewal of the notes or borrowing under the Revolver.

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

       SUBORDINATED NOTES

         In 1995, 1992, 1990, and 1988 the Company redeemed shares of its common stock from shareholders for cash and five-year subordinated promissory notes bearing interest at a rate equal to the average of the prime rate and the prevailing local bank basic savings rate. There were 31,574 shares redeemed in 1995 for cash of $174,147 and notes of $595,627. In 1992, 16,800 shares were redeemed for cash of $223,830 and notes of $193,986. In 1990, 32,937 shares were redeemed for cash of $179,730 and notes of $478,022. In 1988, 40,744 shares were redeemed for cash of $274,320 and notes of $346,619.

       TERM LOANS AND OTHER

         The weighted average interest on the term loans approximates 9.25% and the amounts outstanding are being repaid primarily in equal monthly installments through 1999.

       INTEREST ON DEBT

         The Company made cash payments for interest on all debt of $2,732,000, $2,487,000, and $2,579,000 in 1995, 1994, and 1993, respectively.

  6.   FINANCIAL INSTRUMENTS

         The Company uses interest rate swap agreements (swaps) with its principal bank to reduce the impact of changes in interest rates on its borrowings under the Term Note. Management's authority to utilize these agreements is restricted by the Board of Directors, and they are not used for trading purposes. At December 31, 1995, two of the outstanding swaps had a total notional amount of $9,600,000, and at December 31, 1994 and 1993, these swaps had a total notional amount of $12,000,000, which effectively changes the interest rate exposure on the Term Note to a fixed 7.22% over the same maturity period. On December 16, 1993, a "reverse" swap was entered into on a notional amount of $6,000,000, which effectively changed this fixed interest rate on one-half of the Term Note to a variable rate for two years.

         Amounts receivable or payable under the swaps are settled by the parties on a quarterly basis, and are accrued over the related periods of the swaps. These amounts are included in the consolidated balance sheets on a net basis as accrued liabilities and are treated either as an increase or decrease in interest expense. Interest expense was increased by $80,000, $216,000, and $295,000 in 1995, 1994 and 1993 respectively from these accruals.

         The fair value of the swaps is the quoted amount that the Company would receive or pay to terminate the swap agreements as provided by the bank, taking into account current interest rates. Had these agreements been terminated as of December 31 each year, the Company would have paid $50,000, received $345,000, and paid $432,000 in 1995, 1994, and 1993 respectively.

         The carrying value of the Company's long-term debt is considered to approximate fair value based on borrowing rates currently available for loans with similar terms and maturities.

  7.   EMPLOYEE STOCK OWNERSHIP PLAN

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

         The contributions to the ESOT were:

                                                              1995           1994            1993
                                                                     (DOLLARS IN THOUSANDS)
           Principal repayment                             $       96     $       96      $       97
           Interest                                                14             22              30
                                                           ----------     ----------      ----------

           Total cash contributions required                      110            118             127
           Less dividends paid on collateral shares                23             33              42
                                                           ----------     ----------      ----------

           ESOT expense                                    $       87     $       85      $       85
                                                           ==========     ==========      ==========

           Annual release of shares from collateral            21,108         22,716          24,290
                                                           ==========     ==========      ==========

           Cumulative release of shares from collateral     1,420,515      1,399,407       1,376,691
                                                           ==========     ==========      ==========

           Number of shares remaining in collateral            19,485         40,593          63,309
                                                           ==========     ==========      ==========

  8.   PENSION PLANS

       DESCRIPTION OF PLANS

         Substantially all of the Company's employees are covered by two defined benefit pension plans. One of these plans is for non-bargaining unit employees and is non-contributory with respect to annual compensation up to a defined level, with voluntary employee contributions beyond the specified compensation levels. The other plan is for bargaining unit employees not covered by union pension plans, is non-contributory, and provides benefits at a fixed monthly amount based upon length of service.

       FUNDING POLICY

         The Company's funding policy is to make the annual contributions necessary to fund the plans within the range permitted by applicable regulations. The plans' assets are invested by outside asset managers in marketable debt and equity securities.

       EXPENSE RECOGNITION

         Pension expense (income) was calculated as follows:

                                                             1995         1994          1993
                                                                  (DOLLARS IN THOUSANDS)
           Service cost - increase in benefit
             obligations earned                            $   358      $   504       $   423
           Interest cost on projected benefit obligation       880          879           751
           Return on plan assets (earnings)                 (3,841)      (1,354)       (1,238)
           Deferral (amortization) of unrecognized
             net assets                                      2,303         (105)         (188)
                                                           -------      -------       -------

           Net pension income                              $  (300)     $   (76)      $  (252)
                                                           =======      =======       =======

       FUNDED STATUS

         The funded status of pension plans at December 31 were as follows:

                                                             1995          1994           1993
                                                                   (DOLLARS IN THOUSANDS)
           Plan assets at fair market value                $ 19,143      $ 16,382       $ 17,285
           Projected benefit obligation                     (12,462)      (11,051)       (10,360)
                                                           ---------     --------       --------
           Excess of assets over projected
             benefit obligation                               6,681         5,331          6,925
           Unrecognized initial asset                        (1,154)       (1,226)        (1,299)
           Unrecognized gain                                 (3,172)       (2,054)        (3,326)
           Unrecognized prior service cost                       62            66           (259)
                                                           --------      --------       --------
           Prepaid pension expense recognized
             as other assets in balance sheets             $  2,417      $  2,117       $  2,041
                                                           ========      ========       ========

         The projected benefit obligation was determined using an assumed discount rate of 7.25% in 1995, 8.25% in 1994, and 7.5% in 1993. The assumed long-term compensation rate increase was 5.0%. The assumed long-term rate of return on plan assets was 9.0% in 1995, and 7.5% in 1994 and 1993.

         The projected benefit obligation, which includes the effect of annual compensation rate increases, is based on an accumulated benefit obligation of $10,367,000, $9,411,000, and $8,837,000 at December 31,
       1995, 1994 and 1993, respectively. It includes vested benefits of $10,115,000, $9,231,000, and $8,666,000, respectively.

       MULTIEMPLOYER PLANS

         The Company also contributes to several multiemployer plans which provide defined benefits to unionized workers who do not participate in the Company sponsored bargaining unit plan. Amounts charged to pension cost and contributed to the plans in 1995, 1994 and 1993 totaled $309,000, $380,000, and $567,000, respectively.

  9.   INCOME TAXES

         The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets (no valuation allowance was considered necessary) and liabilities at December 31, were as follows:

                                                                    DEFERRED TAX CONSEQUENCES
                                                                  1995         1994          1993
                                                                      (DOLLARS IN THOUSANDS)
           CURRENT
              Assets:
                Non-deductible accruals for:
                  Compensated absences                          $   217      $   269       $   339
                  Insurance                                       2,419        1,591           937
              Other - net                                            61           38            36
                                                                -------      -------       -------
                Net current                                       2,697        1,898         1,312
                                                                -------      -------       -------

           NON-CURRENT
              Assets:
                Insurance                                         1,883        1,360         1,061
              Liabilities:
                Accelerated depreciation for tax purposes        (4,228)      (4,005)       (3,475)
                Pensions                                           (822)        (720)         (694)
              Other - net                                           (15)         109          (125)
                                                                -------      -------       -------
                Net noncurrent                                   (3,182)      (3,256)       (3,233)
                                                                -------      -------       -------

                Net deferred tax liability                      $  (485)     $(1,358)      $(1,921)
                                                                =======      =======       =======

         Significant components of income tax expense from continuing operations includes:

                                                            1995        1994         1993
                                                                (DOLLARS IN THOUSANDS)
           Taxes currently payable:
             U.S. Federal                                  $3,721      $2,852       $3,190
             Canadian                                         246         (54)         379
             State and local                                  880         591          722
                                                           ------      ------       ------
                                                            4,847       3,389        4,291
                                                           ------      ------       ------

           Deferred tax expense (benefit):
             U.S.                                            (891)       (560)        (321)
             Canadian                                          18          (3)          31
                                                           ------      ------       ------
                                                             (873)       (563)        (290)
                                                           ------      ------       ------

                                                           $3,974      $2,826       $4,001
                                                           ======      ======       ======

         The differences between the U.S. Federal statutory tax rate and the effective tax rate are as follows:

                                                       1995     1994     1993
           U.S. Federal statutory tax rate             34.0%    34.0%    34.0%
           State and local income taxes                 5.6      5.7      4.8
           Canadian income taxes                        1.1      (.1)     2.4
           Miscellaneous                               (1.4)      .7     (1.6)
                                                       ----     ----     ----

           Effective tax rate                          39.3%    40.3%    39.6%
                                                       ====     ====     ====

         Earnings before income taxes by country are as follows:

                                                        1995       1994      1993
                                                          (DOLLARS IN THOUSANDS)
           U.S.                                        $ 9,669    $7,157    $ 9,602
           Canadian                                        442      (142)       506
                                                       -------    ------    -------

                                                       $10,111    $7,015    $10,108
                                                       =======    ======    =======

         The Company made cash payments for income taxes of $3,324,000, $3,638,000, and $2,635,000 in 1995, 1994 and 1993, respectively.

 10.   NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION

         The Company provides a broad line of horticultural services to corporate, institutional and residential customers throughout most of the United States and Canada. The Company's major service line, utility line clearance, represented approximately 63% of the outstanding accounts receivable at December 31, 1995, 1994 and 1993. The Company had revenues from one utility customer under multiple five-year contracts aggregating approximately $37,000,000 in 1995, $27,000,000 in 1994, and $36,000,000
       in 1993. The Company had revenues from a second utility customer under multiple year contracts of approximately $21,000,000 in 1995, $24,000,000 in 1994, and $23,000,000 in 1993. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral.

 11.   OPERATING LEASES

         The Company primarily leases facilities which are used for district office and warehouse operations. These leases extend for varying periods of time up to four years and, in some cases, contain renewal options. Total rental expense under such operating leases amounted to approximately $1,539,000, $1,394,000, and $1,245,000 for 1995, 1994 and
       1993, respectively. As of December 31, 1995, future minimum rental payments, including taxes and other operating costs, for all operating leases having noncancelable lease terms in excess of one year, totaled $2,581,000, and are expendable as follows: 1996, $1,029,000; 1997,
       $826,000; 1998, $460,000; 1999, $192,000 and 2000, $74,000.

 12.   COMMITMENTS AND CONTINGENCIES

         The Company is party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. Management is of the opinion that liabilities which may result are adequately covered by insurance, or to the extent not covered by insurance or accrued, would not be material in relation to the financial statements.

         At December 31, 1995, the Company was contingently liable to its principal bank in the amount of $7,431,000 for outstanding letters of credit for insurance coverage and guarantees of debt for one of its subsidiaries.

 13.   DISCONTINUED OPERATION

         On March 31, 1995 the Company sold substantially all of the operating assets, excluding real estate, of its interior plant care business.

         Amounts related to the discontinued operation and recognized in the financial statements are as follows:

                                                                          1995       1994         1993
                                                                             (DOLLARS IN THOUSANDS)
       Revenues                                                          $ 553      $2,986       $3,097
                                                                         =====      ======       ======

       Loss from discontinued operation, net of
         applicable income tax benefits of $116,000,
         $77,000, and $26,000 in 1995, 1994,
         and 1993 respectively.                                           (168)       (150)         (51)
       Gain on sale of assets, less applicable income
         taxes of $280,000                                                 404
                                                                         -----      ------       ------
       Discontinued operation, net                                       $ 236      $ (150)      $  (51)
                                                                         =====      ======       ======

       Remaining assets and liabilities as of December 31, 1995:
         Real estate, net                                                $ 468
                                                                         =====

         Accounts payable, accrued liabilities and long-term debt        $ 182
                                                                         =====

 14.   ACQUISITIONS

         In 1995, the Company completed acquisitions of two organizations providing horticultural services for a total purchase price of $2,150,000. They were accounted for as a purchase and their results of operations, which were not material in 1995, are included in the accompanying financial statements from their respective dates of acquisition. Goodwill and other intangibles recognized in connection with these purchases are being amortized over 3 to 15 years.