Form 10-Q
period 1996-03-30
DAVEY TREE EXPERT CO
filed 1996-05-14
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 30, 1996                     Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


          OHIO                                            34-0176110
(State of Incorporation)                       (IRS Employer Identification No.)


          1500 North Mantua Street
               P. O. Box 5193
                  Kent, OH                                44240-5193
  (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of May 10, 1996:  2,272,473

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                               YES   X   NO
                                  -------  -------

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                                 Page No.
                                                                                 --------

PART I:   FINANCIAL INFORMATION

     Item 1:      Financial Statements

                  Consolidated Balance Sheets - Periods Ended March 30,
                  1996, April 1, 1995 and December 31, 1995                         3

                  Consolidated Statements of Earnings - Three Months
                  Ended March 30, 1996 and April 1, 1995                            4

                  Consolidated Statements of Cash Flows - Three Months
                  Ended March 30, 1996 and April 1, 1995                            5

                  Notes to Consolidated Financial Statements                        6

     Item 2:      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     8

PART II:  OTHER INFORMATION                                                        11

                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    MARCH 30,        APRIL 1,        DEC. 31,
                                                                      1996             1995            1995
                                                                  ------------     ------------    ------------
ASSETS                                                                      (UNAUDITED)
- ------                                                            -----------------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                      $        609     $        659    $      1,470
   Accounts Receivable                                                  37,483           30,092          34,622
   Refundable Income Taxes                                                -  -              619            -  -
   Operating Supplies                                                    2,687            2,563           2,136
   Prepaid Expenses & Other Assets                                       1,948            3,282           2,082
   Deferred Income Taxes                                                 2,635            1,898           2,697
                                                                  ------------     ------------    ------------
     Total Current Assets                                               45,362           39,113          43,007

PROPERTY AND EQUIPMENT:
   Land and Land Improvements                                            6,227            6,379           6,446
   Buildings and Leasehold Improvements                                 17,012           16,456          15,956
   Equipment                                                           145,446          133,746         139,711
                                                                  ------------     ------------    ------------
                                                                       168,685          156,581         162,113
   Less Accumulated Depreciation                                       110,057          101,506         107,977
                                                                  ------------     ------------    ------------
   Net Property and Equipment                                           58,628           55,075          54,136

OTHER ASSETS AND INTANGIBLES                                             7,418            7,008           7,309
                                                                  ------------     ------------    ------------

     TOTAL ASSETS                                                 $    111,408     $    101,196    $    104,452
                                                                  ============     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
   Accounts Payable                                                     13,380           10,113          10,227
   Accrued Liabilities                                                  15,626           12,866          13,935
   Income Taxes Payable                                                    779             -  -           3,171
   Notes Payable, Bank                                                     226              187             400
   Current Maturities of Long-Term Debt                                  9,477            7,296           2,781
                                                                  ------------     ------------    ------------
     Total Current Liabilities                                          39,488           30,462          30,514

LONG-TERM DEBT                                                          15,675           20,541          17,049

DEFERRED INCOME TAXES                                                    2,977            3,257           3,182

INSURANCE LIABILITIES                                                    6,191            5,392           6,380

OTHER LIABILITIES                                                          878              635             797
                                                                  ------------     ------------    ------------

     TOTAL LIABILITIES                                                  65,209           60,287          57,922
                                                                  ------------     ------------    ------------

SHAREHOLDERS' EQUITY
   Preferred Shares - No Par Value
     Authorized 4,000,000 Shares; None Issued                               --               --              --
   Common Shares - $1.00 Par Value; Authorized
     12,000,000 Shares; Issued 4,364,220 Shares at
     March 30, 1996, April 1, 1995 and December 31, 1995                 4,364            4,364           4,364
   Additional Paid-in Capital                                            7,836            7,554           7,836
   Retained Earnings                                                    68,141           60,831          67,922
                                                                  ------------     ------------    ------------
                                                                        80,341           72,749          80,122
LESS:
   Treasury Shares at cost:  2,075,200 Shares at
     March 30, 1996; 2,012,709 Shares at April 1, 1995;
     and 2,052,488 Shares at December 31, 1995                         (33,785)         (31,079)        (33,198)
   Subscriptions Receivable from Employees                                (284)            (592)           (297)
   Future Contributions to ESOT                                            (73)            (169)            (97)
                                                                  ------------     ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                              46,199           40,909          46,530
                                                                  ------------     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     111,408     $    101,196    $    104,452
                                                                 =============     ============    ============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
            (DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         March 30, 1996                  April 1, 1995
                                                                ----------------------------     ---------------------------

REVENUES                                                        $    60,228           100.0%     $     46,382          100.0%
                                                                -----------       ---------      ------------      ---------
COSTS AND EXPENSES

   Operating Costs                                                   43,914            72.9            35,960           77.6
   Selling                                                            7,860            13.1             6,549           14.1
   General and Administrative                                         4,170             6.9             3,717            8.0
   Depreciation                                                       3,260             5.4             3,062            6.6
                                                                -----------       ---------      ------------      ---------

TOTAL COSTS AND EXPENSES                                             59,204            98.3            49,288          106.3
                                                                -----------       ---------      ------------      ---------

EARNINGS/(LOSS) BEFORE INTEREST, OTHER
   EXPENSE AND INCOME TAXES                                           1,024             1.7            (2,906)          (6.3)

INTEREST EXPENSE                                                       (488)           (0.8)             (527)          (1.1)

OTHER INCOME/(EXPENSE)                                                  136             0.2               (87)          (0.2)
                                                                -----------       ---------      ------------      ---------

EARNINGS/(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX                                                    672             1.1            (3,520)          (7.6)

INCOME TAX EXPENSE/(CREDITS)                                            264             0.4            (1,443)          (3.1)
                                                                -----------       ---------      ------------      ---------

EARNINGS/(LOSS) FROM CONTINUING OPERATIONS                              408             0.7            (2,077)          (4.5)

DISCONTINUED OPERATIONS, NET                                                                              236            0.5
                                                                -----------       ---------      ------------      ---------

NET EARNINGS/(LOSS)                                             $       408             0.7%     $     (1,841)          (4.0)%
                                                                ===========       =========      ============      =========

NET EARNINGS/(LOSS) PER COMMON SHARE
   FROM CONTINUING OPERATIONS                                   $      0.17                      $     (0.84)
                                                                ===========                      ===========

NET EARNINGS/(LOSS) PER COMMON SHARE                            $      0.17                      $     (0.74)
                                                                ===========                      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                                       2,382,027                         2,486,405
                                                                ===========                      ============


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                             MARCH 30,             APRIL 1,
                                                                               1996                  1995
                                                                         ---------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Earnings/(Loss)                                                   $           408       $        (1,841)

   Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities:
       Depreciation                                                                3,260                 3,062
       Amortization                                                                  117                   146
       Deferred Income Taxes                                                        (143)                 -  -
       Other                                                                         253                  (596)
                                                                         ---------------       ---------------
                                                                                   3,895                   771
       Change in Operating Assets and Liabilities:
         Accounts Receivable                                                      (2,861)               (2,079)
         Other Assets                                                               (409)                  (51)
         Accounts Payable and Accrued Liabilities                                  4,844                 2,927
         Insurance Liabilities                                                      (189)                  342
         Other Liabilities                                                        (2,311)               (1,187)
                                                                         ---------------       ---------------
   Net Cash Provided by Operating Activities                                       2,969                   723
                                                                         ---------------       ---------------


CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Sales of Property and Equipment                                     215                   911
   Acquisitions                                                                     (820)                 (395)
   Amount Receivable from Sale of Business                                                               1,300
   Capital Expenditures:
     Land and Buildings                                                             (346)
     Equipment                                                                    (7,154)               (3,894)
                                                                         ---------------       ---------------
   Net Cash Used In Investing Activities                                          (8,105)               (2,078)
                                                                         ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   ESOT Payment of Debt Guaranteed by the Company                                     24                    24
   Net Borrowings (Payments) Under Notes Payable, Bank                              (174)                   88
   Principal Payments of Long-Term Debt                                             (285)               (1,486)
   Proceeds from Issuance of Long-Term Debt                                        5,607                 4,355
   Sales of Treasury Shares                                                                                123
   Receipts from Stock Subscriptions                                                  13                    14
   Dividends Paid                                                                   (323)                 (314)
   Repurchase of Common Shares                                                      (587)               (1,763)
                                                                         ---------------       ---------------
   Net Cash Provided By Financing Activities                                       4,275                 1,041
                                                                         ---------------       ---------------

NET CHANGE IN CASH AND EQUIVALENTS                                                  (861)                 (314)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       1,470                   973
                                                                         ---------------       ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $           609       $           659
                                                                         ===============       ===============


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        THREE MONTHS ENDED MARCH 30, 1996

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

         The accompanying unaudited Consolidated Financial Statements as of March 30, 1996 and April 1, 1995 have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

The net income per common share from continuing operations and the net income per common share was calculated by using the weighted average number of common shares outstanding, including common stock equivalents during the period.

NOTE 2 - RESULTS OF OPERATIONS
- ------------------------------

         Due to the seasonal nature of some of the Company's services, the results of operations for the quarters ended March 30, 1996 and April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS
- ------------------

         On March 10, 1996 the Registrant paid a $.14 per share dividend to all shareholders of record at March 1, 1996. This compares to a $.13 per share dividend paid in the first quarter of 1995.

NOTE 4 - ACCRUED LIABILITIES
- ----------------------------

         Accrued liabilities consisted of:

                                                                 MARCH 30,           APRIL 1,          DEC. 31,
                                                                   1996                1995              1995
                                                               ------------        ------------     ------------
                                                                             (DOLLARS IN THOUSANDS)

                  Compensation                                $       3,573       $       2,944    $       3,521
                  Vacation                                            1,807               1,593            1,658
                  Insurance Liabilities                               7,352               4,751            7,082
                  Taxes, other than taxes on income                   1,921               2,116              915
                  Other                                                 973               1,462              759
                                                               ------------        ------------     ------------
                                                              $      15,626       $      12,866    $      13,935
                                                               ============        ============     ============

NOTE 5 - LONG-TERM DEBT
- -----------------------

         Long-term debt consisted of:

                                                                 MARCH 30,          APRIL 1,          DEC. 31,
                                                                   1996               1995              1995
                                                              -------------       -------------    -------------
                                                                             (DOLLARS IN THOUSANDS)

                  Revolving Credit Agreement:
                    Prime rate borrowings                     $       2,900       $       6,200    $       2,900
                    London Interbank Offered Rate
                      (LIBOR) borrowings                             12,800                                6,000
                    Term note agreement                               8,400              10,800            9,600
                    Notes payable                                                         8,000
                                                              -------------       -------------    -------------
                                                                     24,100              25,000           18,500


                  Long-term debt of ESOT                                 73                 193               97
                  Subordinated notes - stock redemption                 554                 808              673
                  Term loans and others                                 425               1,836              560
                                                              -------------       -------------    -------------
                                                                     25,152              27,837           19,830

                  Less current maturities                             9,477               7,296            2,781
                                                              -------------       -------------    -------------

                                                              $      15,675       $      20,541    $      17,049
                                                              =============       =============    =============

NOTE 6 - ACQUISITIONS
- ---------------------

         In the first quarter of 1996, the Registrant acquired the assets of two organizations which provide horticultural services for a total purchase price of $820,000, and accounted for each transaction as a purchase. Their results of operations, which were not material, have been included in the accompanying financial statements from their respective acquisition dates. Goodwill and other intangibles recognized in connection with these purchases are being amortized over three to fifteen years.

NOTE 7 - DISCONTINUED OPERATION
- -------------------------------

         In March, 1995 the Company sold substantially all of the operating assets, excluding real estate, of its interior plant care business. Amounts related to the discontinued operation and recognized in the financial statements are as follows:

                                                                         MAR. 30         APRIL 1
                                                                          1996            1995
                                                                       -----------    -----------
                                                                         (DOLLARS IN THOUSANDS)

Revenue                                                                $      -  -    $       555
                                                                       -----------    -----------

Loss from discontinued operation, net of applicable
   income tax benefits of $116,000 in 1995.                                   -  -           (168)
Gain on sale of assets, less applicable income taxes
   of $280,000                                                                -  -            404
                                                                       -----------    -----------
Discontinued operation, net                                            $      -  -    $       236
                                                                       -----------    -----------

Remaining assets and liabilities as of March 30, 1996
   Real estate and receivable, net                                     $       441    $     1,798
                                                                       -----------    -----------
   Accounts payable, accrued liabilities and long-term debt            $        77    $       372
                                                                       -----------    -----------

                          THE DAVEY TREE EXPERT COMPANY

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            ---------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                        THREE MONTHS ENDED MARCH 30, 1996



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Operating activities provided $2,969,000 during the first quarter of 1996, a net increase of $2,246,000 when compared to the $723,000 provided last year. This net improvement was primarily due to higher net earnings and accounts payable and accrued liabilities, partially offset by an increase in accounts receivable and a reduction of other liabilities.

Net earnings in the first quarter of $408,000 represented an improvement of $2,249,000 when compared to the $1,841,000 loss experienced in the first three months of 1995. Earnings were favorably impacted in most of the Registrant's service lines; in particular, earnings generated by the Registrant's Western operations were substantially higher. This improvement in Western operations resulted primarily from two factors. First, Residential and Commercial services revenues continue to be favorably influenced by heightened sales efforts as well as a generally improved California economy. Also, earnings in the Registrant's Utility and Consulting services continue to be strongly influenced by additional work that had been obtained with its major Western U.S. customer during the fourth quarter of 1995. Although the Registrant is encouraged by these first quarter results, many of its services remain highly seasonal, and may also be subject to customer budget constraints and/or the competitive bidding process. For these reasons, and given that the prime sales season does not commence until the second quarter, it is difficult to draw conclusions regarding annual performance from first quarter results.

Accounts payable and accrued liabilities generated $4,844,000, a net increase of $1,917,000 when compared to the $2,927,000 provided in the first quarter of 1995. The increase was primarily attributable to higher capital expenditures, as well as increases in other costs commensurate with the increase in revenues. It also resulted from an increase in the current portion of insurance liabilities, attributable primarily to the further development in estimated ultimate claims costs for workers compensation, and to a lesser extent, it was impacted by the timing of certain liability insurance payments by the Registrant's Western operation.

Accounts receivable adversely impacted cash flow by $2,861,000, $782,000 more than the $2,079,000 negative impact in the prior year. This increase was due in part to higher revenues; however, at the end of March, average days outstanding were 52.5 days compared to 49.9 days in 1995. Although days outstanding did increase over the prior year, they have declined since December 31, 1995, by 1.3 days. The increase from March 1995 was primarily due to work in process related to certain contracts with one of the Registrant's Western Utility customers. The Registrant anticipates this contract will continue to adversely affect days outstanding as the contract calls for billings and payments in six month intervals. While the Registrant continues to work to reduce average days outstanding, it is not concerned as to the overall collectibility of accounts.

Other liabilities required the use of $2,311,000 in cash, $1,124,000 more than that used in 1995; due to the higher net earnings generated in 1996, the Registrant was required to accelerate its estimated tax payments for the year.

Cash used in investing activities totaled $8,105,000, a $6,027,000 increase when compared to the $2,078,000 used in 1995. This net increase was mainly attributable to the current year increase in capital expenditures required to sustain the growth in revenues, as well as a reduction in amounts receivable from last year related to the sale of certain assets associated with the Registrant's interior plant care operations. (See Note 7 to the Financial Statements on page 7 on Form 10-Q). The Registrant believes its revised capital budget of $14,500,000 for 1996 is consistent with its plan to expand services, maintain equipment on existing operations, and provide for the ongoing purchase of branch office facilities.

Cash flows provided by financing activities increased $3,234,000 to $4,275,000 when compared to the $1,041,000 provided in 1995. This increase was due to two factors. First, the Registrant's long term borrowings, net of repayments, increased by $2,191,000 when compared to 1995, a function of the increase in capital expenditures. Second, the Registrant's repurchase of common shares declined by $1,176,000 when compared to last year; the significant repurchases in 1995 were attributable to the redemption of shares held by a former vice president.

At March 30, 1996, the Registrant's principal source of liquidity consisted of $609,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $3,822,000, of which $226,000 had been drawn at the end of the quarter; and a credit agreement in the amount of $35,000,000, of which $15,700,000 had been drawn and $7,431,000 was considered drawn to cover outstanding standby letters of credit. Including the outstanding balance on the term note agreement of $8,400,000, the Registrant's credit facilities total $47,222,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS
- ---------------------

Revenues of $60,228,000 increased $13,846,000, an increase of 30% from the $46,382,000 generated in the first quarter of 1995. All of the Registrant's service lines contributed to this improvement, and as previously discussed, a significant amount of the increase was derived from its Western U.S. operations, particularly that additional work obtained from its major Western U.S. customer. This additional work, which commenced during the fourth quarter of 1995, will begin to be phased out during the second quarter, and will be substantially complete by the third quarter of 1996. It is for this reason, as well as the seasonal nature of the Registrant's business, that the rate of increase in revenues during the remainder of 1996 is not anticipated to remain at the level experienced in the first quarter.

Operating costs of $43,914,000 increased $7,954,000, but as a percentage of revenues declined 4.7% to 72.9%. This improvement in operating costs as a percentage of revenues was attributable to two factors. First, the Registrant's Consulting services revenues increased substantially from the prior year relative to its other service lines. In that its Consulting services are far less capital intensive, this improvement in the revenue mix favorably influenced operating costs. Second, the overall percentage decrease was a result of lower direct labor, payroll tax, and equipment costs. The Registrant believes that in 1996 these costs as a percentage of revenues will remain at or slightly below 1995 levels.

Selling costs for the first quarter of $7,860,000 increased $1,311,000 when compared to the prior year, but decreased as a percentage of revenues by 1.0% to 13.1%. The major factors affecting the dollar increase were higher sales commissions, which were attributable to increased Residential and Commercial service line revenues, as well as travel and other sales costs associated with the Registrant's consulting services.

Although General and Administrative costs of $4,170,000 were $453,000 higher than in 1995, as a percentage of revenues they declined by 1.1% to 6.9%. Most of the dollar increment resulted from higher administrative salaries; the increases resulted from higher incentive accruals for the Registrant's Residential and Commercial service lines, and support services required for the additional work obtained from its major Western U.S. customer.

Depreciation expense of $3,260,000 remained almost even with last year, and as a percentage of revenues declined 1.2% to 5.4%. The reduced percentage is a result of lower capital expenditures in 1995 and 1994. In 1996, the Registrant anticipates that depreciation expense will approximate $13,000,000.

Interest expense of $488,000 was slightly lower than last year, and declined .3% as a percentage of revenues to .8%. The reduction was mainly due to an approximate 75 basis point decline in interest rates from last year at this time. The Registrant anticipates that interest expense will approximate $2,000,000 in 1996.

As a result of the above factors, earnings from continuing operations before income taxes were $672,000 or 1.1% of revenues, and increased $4,192,000 or 8.7% as a percentage of revenues when compared to the $3,520,000 loss in the first quarter of 1995. Effective income tax rates of 39.3% and 41.0% were used to compute income tax expense and credits in 1996 and 1995, respectively.

The Registrant's net earnings of $408,000 were $2,249,000 higher than the $1,841,000 net loss experienced in 1995, after reflecting a net 236,000 contributed by the discontinued operation last year (see Note 7 on page 7 on this form 10-Q). As a percentage of revenues, the current year net improved 4.7% to .7%.

                          THE DAVEY TREE EXPERT COMPANY





                           PART II: OTHER INFORMATION
                           --------------------------


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



                                       THE DAVEY TREE EXPERT COMPANY



                                BY: /s/ David E. Adante
                                        ---------------
                                        David E. Adante
                                        Executive Vice President, CFO and
                                        Secretary-Treasurer



                                BY: /s/ Bradley L. Comport
                                        ------------------
                                        Bradley L. Comport
                                        Corporate Controller

May 10, 1996