Form 10-Q
period 1996-06-29
DAVEY TREE EXPERT CO
filed 1996-08-09
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 29, 1996                     Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


                  OHIO                                   34-0176110
        (State of Incorporation)              (IRS Employer Identification No.)


        1500 North Mantua Street
             P. O. Box 5193
                Kent, OH                                 44240-5193
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of August 5, 1996:  2,277,863

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES   X          NO
                               -----      -----

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                                                      Page No.
                                                                                                      --------
PART I:           FINANCIAL INFORMATION

     Item 1:      Financial Statements

                  Consolidated Balance Sheets - Periods Ended June 29,
                  1996, July 1, 1995 and December 31, 1995                                                3

                  Consolidated Statements of Net Earnings - Three Months
                  Ended June 29, 1996 and July 1, 1995                                                    4

                  Consolidated Statements of Net Earnings - Six Months
                  Ended June 29, 1996 and July 1, 1995                                                    5

                  Consolidated Statements of Cash Flows - Six Months
                  Ended June 29, 1996 and July 1, 1995                                                    6

                  Notes to Consolidated Financial Statements                                              7

     Item 2:      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           9

PART II:          OTHER INFORMATION

     Item 4:      Submission of Matters to a Vote of Security Holders                                    12

     Item 6:      Exhibits and Reports on Form 8-K                                                       12

                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     JUNE 29,        JULY 1,          DEC. 31,
                                                                       1996           1995              1995
                                                                  ------------     ------------    ---------

ASSETS                                                                       (UNAUDITED)
- ------                                                                       -----------
CURRENT ASSETS
   Cash and Cash Equivalents                                      $      1,947     $        665    $      1,470
   Accounts Receivable                                                  43,232           37,218          34,622
   Refundable Income Taxes                                                -  -             -  -            -  -
   Operating Supplies                                                    2,670            2,458           2,136
   Prepaid Expenses & Other Assets                                       1,630            2,993           2,082
   Deferred Income Taxes                                                 2,635            1,911           2,697
                                                                  ------------     ------------    ------------
     Total Current Assets                                               52,114           45,245          43,007

PROPERTY AND EQUIPMENT:
   Land and Land Improvements                                            6,226            6,382           6,446
   Buildings and Leasehold Improvements                                 17,137           16,630          15,956
   Equipment                                                           148,109          135,676         139,711
                                                                  ------------     ------------    ------------
                                                                       171,472          158,688         162,113
   Less Accumulated Depreciation                                       112,890          103,702         107,977
                                                                  ------------     ------------    ------------
   Net Property and Equipment                                           58,582           54,986          54,136

OTHER ASSETS AND INTANGIBLES                                             7,246            7,096           7,309
                                                                  ------------     ------------    ------------

     TOTAL ASSETS                                                 $    117,942     $    107,327    $    104,452
                                                                  ============     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
   Accounts Payable                                               $     12,180     $     11,419    $     10,227
   Accrued Liabilities                                                  17,292           13,814          13,935
   Income Taxes Payable                                                  1,996            1,381           3,171
   Notes Payable, Bank                                                     110              146             400
   Current Maturities of Long-Term Debt                                 10,863            8,460           2,781
                                                                  ------------     ------------    ------------
     Total Current Liabilities                                          42,441           35,220          30,514

LONG-TERM DEBT                                                          15,520           19,227          17,049

DEFERRED INCOME TAXES                                                    3,182            3,256           3,182

INSURANCE LIABILITIES                                                    6,849            5,491           6,380

OTHER LIABILITIES                                                          645              662             797
                                                                  ------------     ------------    ------------

     TOTAL LIABILITIES                                                  68,637           63,856          57,922
                                                                  ------------     ------------    ------------

SHAREHOLDERS' EQUITY
   Preferred Shares - No Par Value                                        -  -             -  -            -  -
     Authorized 4,000,000 Shares; None Issued
   Common Shares - $1.00 Par Value; Authorized
     12,000,000 Shares; Issued 4,364,220 Shares at
     June 29, 1996, July 1, 1995 and December 31, 1995                   4,364            4,364           4,364
   Additional Paid-in Capital                                            7,983            7,704           7,836
   Retained Earnings                                                    71,528           63,756          67,922
                                                                  ------------     ------------    ------------
                                                                        83,875           75,824          80,122
LESS:
   Treasury Shares at cost:  2,086,317 Shares at
     June 29, 1996; 2,020,481 Shares at July 1, 1995;
     and 2,052,488 Shares at December 31, 1995                         (34,247)         (31,640)        (33,198)
   Subscriptions Receivable from Employees                                (275)            (568)           (297)
   Future Contributions to ESOT                                            (48)            (145)            (97)
                                                                  ------------     ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                              49,305           43,471          46,530
                                                                  ------------     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $    117,942     $    107,327    $    104,452
                                                                  ============     ============    ============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    June 29, 1996                        July 1, 1995
                                                          -------------------------------      -------------------------------
REVENUES                                                  $      74,064             100.0%     $       61,277            100.0%
                                                          -------------       -----------      --------------      -----------

COSTS AND EXPENSES

   Operating                                                     50,443              68.1              41,045             67.0
   Selling                                                        8,997              12.1               7,395             12.1
   General and Administrative                                     4,336               5.9               3,635              5.9
   Depreciation and Amortization                                  3,654               4.9               3,106              5.1
                                                          -------------       -----------      --------------      -----------

TOTAL COSTS AND EXPENSES                                         67,430              91.0              55,181             90.1
                                                          -------------       -----------      --------------      -----------

EARNINGS FROM OPERATIONS                                          6,634               9.0               6,096              9.9

INTEREST EXPENSE                                                   (592)             (0.8)               (705)            (1.1)

OTHER EXPENSE - NET                                                 (38)             (0.1)                (38)            (0.1)
                                                          --------------      ------------     --------------      -----------

EARNINGS BEFORE INCOME TAXES                                      6,004               8.1               5,353              8.7

INCOME TAXES                                                      2,361               3.2               2,195              3.6
                                                          -------------       -----------      --------------      -----------

EARNINGS FROM CONTINUING OPERATIONS                               3,643               4.9               3,158              5.1

DISCONTINUED OPERATIONS - NET
   EARNINGS (LOSS)
                                                          -------------       -----------      --------------      -----------

NET EARNINGS                                              $       3,643               4.9%     $        3,158              5.1%
                                                          =============       ===========      ==============      ===========

NET EARNINGS PER COMMON SHARE
   FROM CONTINUING OPERATIONS                             $        1.54                        $         1.31
                                                          =============                        ==============

NET EARNINGS PER COMMON SHARE                             $        1.54                        $         1.31
                                                          =============                        ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                                   2,358,539                             2,420,013
                                                          =============                        ==============


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                 SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   June 29, 1996                        July 1, 1995
                                                         -------------------------------      -------------------------------
REVENUES                                                 $     134,292             100.0%     $      107,659            100.0%
                                                         -------------       -----------      --------------      -----------

COSTS AND EXPENSES

   Operating                                                    94,328              70.2              76,962             71.5
   Selling                                                      16,823              12.5              13,925             12.9
   General and Administrative                                    8,506               6.3               7,352              6.8
   Depreciation and Amortization                                 7,031               5.3               6,314              5.9
                                                         -------------       -----------      --------------      -----------

TOTAL COSTS AND EXPENSES                                       126,688              94.3             104,553             97.1
                                                         -------------       -----------      --------------      -----------

EARNINGS FROM OPERATIONS                                         7,604               5.7               3,106              2.9

INTEREST EXPENSE                                                (1,080)             (0.8)             (1,232)            (1.2)

OTHER INCOME/(EXPENSE) - NET                                       152               0.1                 (41)
                                                         -------------       -----------      --------------      -----------

EARNINGS BEFORE INCOME TAXES                                     6,676               5.0               1,833              1.7

INCOME TAXES                                                     2,625               2.0                 752              0.7
                                                         -------------       -----------      --------------      -----------

EARNINGS FROM CONTINUING OPERATIONS                              4,051               3.0               1,081              1.0

DISCONTINUED OPERATIONS - NET
   EARNINGS (LOSS)                                                                                       236              0.2
                                                         -------------       -----------      --------------      -----------

NET EARNINGS                                             $       4,051               3.0%     $        1,317              1.2%
                                                         =============       ===========      ==============      ===========

NET EARNINGS PER COMMON SHARE
   FROM CONTINUING OPERATIONS                            $        1.71                        $         0.44
                                                         =============                        ==============

NET EARNINGS PER COMMON SHARE                            $        1.71                        $         0.54
                                                         =============                        ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                                  2,370,283                             2,453,209
                                                         =============                        ==============


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                             JUNE 29,               JULY 1,
                                                                               1996                  1995
                                                                         ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Earnings                                                          $         4,051       $         1,317

   Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities:
       Depreciation                                                                6,820                 6,090
       Amortization                                                                  211                   224
       Deferred Income Taxes                                                          62                   (13)
       Other                                                                         224                   189
                                                                         ---------------       ---------------
                                                                                  11,368                 7,807
       Change in Operating Assets and Liabilities:
         Accounts Receivable                                                      (8,610)               (7,905)
         Other Assets                                                                  4                   329
         Accounts Payable and Accrued Liabilities                                  5,310                 5,181
         Insurance Liabilities                                                       469                   441
         Other Liabilities                                                        (1,327)                 (614)
                                                                         ---------------       ---------------
   Net Cash Provided by Operating Activities                                       7,214                 5,239
                                                                         ---------------       ---------------


CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Sales of Property and Equipment                                     350                   561
   Acquisitions                                                                     (820)                 (395)
   Proceeds from Sale of Business                                                                        1,300
   Capital Expenditures:
     Land and Buildings                                                             (475)                 (432)
     Equipment                                                                   (10,561)               (6,739)
                                                                         ---------------       ---------------
   Net Cash Used In Investing Activities                                         (11,506)               (5,705)
                                                                         ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   ESOT Payment of Debt Guaranteed by the Company                                     49                    48
   Net Borrowings (Payments) Under Notes Payable, Bank                              (290)                   47
   Principal Payments of Long-Term Debt                                           (1,498)               (1,733)
   Proceeds from Issuance of Long-Term Debt                                        8,051                 4,452
   Sales of Treasury Shares                                                          517                   718
   Receipts from Stock Subscriptions                                                  22                    38
   Dividends Paid                                                                   (663)                 (643)
   Repurchase of Common Shares                                                    (1,419)               (2,769)
                                                                         ---------------       ---------------
   Net Cash Provided By Financing Activities                                       4,769                   158
                                                                         ---------------       ---------------

NET CHANGE IN CASH AND EQUIVALENTS                                                   477                  (308)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       1,470                   973
                                                                         ---------------       ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $         1,947       $           665
                                                                         ===============       ===============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         SIX MONTHS ENDED JUNE 29, 1996

                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

         The accompanying unaudited Consolidated Financial Statements as of June 29, 1996 and July 1, 1995 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

The net earnings per common share from continuing operations and the net earnings per common share were calculated by using the weighted average number of common shares outstanding, including common stock equivalents, during the period.

NOTE 2 - RESULTS OF OPERATIONS
- ------------------------------

         Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended June 29, 1996 and July 1, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS
- ------------------

         On June 10, 1996 the Registrant paid a $.15 per share dividend to all shareholders of record at June 1, 1996. This compares to a $.14 per share dividend paid in the second quarter of 1995. For the six months ended June 29, 1996, the Registrant paid cumulative dividends of $.29 per share to all shareholders of record. This compared to a $.27 cumulative per share dividend paid the first half of 1995.

NOTE 4 - ACCRUED LIABILITIES
- ----------------------------

         Accrued liabilities consisted of:

                                                                 JUNE 29,            JULY 1,          DEC. 31,
                                                                   1996               1995              1995
                                                              -------------       -------------    -------------
                                                                             (DOLLARS IN THOUSANDS)
                  Compensation                                $       4,841       $       4,311    $       3,521
                  Vacation                                            2,242               1,751            1,658
                  Insurance Liabilities                               7,565               5,175            7,082
                  Taxes, other than taxes on income                   1,546               1,150              915
                  Other                                               1,098               1,427              759
                                                              -------------       -------------    -------------
                                                              $      17,292       $      13,814    $      13,935
                                                              =============       =============    =============

NOTE 5 - LONG-TERM DEBT
- -----------------------
         Long-term debt consisted of:

                                                                 JUNE 29,            JULY 1,          DEC. 31,
                                                                   1996               1995              1995
                                                              -------------       -------------    -------------
                                                                             (DOLLARS IN THOUSANDS)
                  Revolving Credit Agreement:
                    Prime rate borrowings                                         $       7,400    $       2,900
                    London Interbank Offered Rate
                      (LIBOR) borrowings                      $      17,000                                6,000
                  Term note agreement                                 8,400              10,800            9,600
                  Notes payable                                                           8,000
                                                              -------------       -------------    -------------
                                                                     25,400              26,200           18,500

                  Long-term debt of ESOT                                 48                 145               97
                  Subordinated notes - stock redemption                 515                 769              673
                  Term loans and others                                 420                 573              560
                                                              -------------       -------------    -------------
                                                                     26,383              27,687           19,830
                  Less current maturities                            10,863               8,460            2,781
                                                              -------------       -------------    -------------

                                                              $      15,520       $      19,227    $      17,049
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

NOTE 7 - DISCONTINUED OPERATION
- -------------------------------

         In March, 1995 the Company sold substantially all of the operating assets, excluding real estate, of its interior plant care business. Amounts related to the discontinued operation and recognized in the financial statements are as follows:

                                                                         JUNE 29         JULY 1
                                                                          1996            1995
                                                                       -----------    -----------
                                                                         (DOLLARS IN THOUSANDS)
Revenue                                                                               $       555
                                                                                      -----------

Loss from discontinued operation, net of applicable
   income tax benefits of $116,000 in 1995.                                                  (168)
Gain on sale of assets, less applicable income taxes
   of $280,000                                                                                404
                                                                                      -----------
Discontinued operation, net                                                           $       236
                                                                                      -----------

Remaining assets and liabilities:
   Real estate and receivable, net                                     $       433    $       485
                                                                       -----------    -----------
   Accounts payable, accrued liabilities and long-term debt            $        75    $       392
                                                                       -----------    -----------

                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------
                         SIX MONTHS ENDED JUNE 29, 1996



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Operating activities provided $7,214,000 during the first half of 1996, a net increase of $1,975,000 when compared to the $5,239,000 provided last year. The net improvement was mainly due to higher net earnings and depreciation, partially offset by an increase in accounts receivable and a larger reduction in other liabilities.

Net earnings of $4,051,000 for the first six months of 1996 represented an improvement of $2,734,000 when compared to the $1,317,000 earned in 1995. They were improved in most of the Registrant's operations; in particular, earnings generated by the Registrant's Utility services continued to be substantially higher, as well as Residential and Commercial services. The improvements continue to result primarily from the following factors. First, the Registrant's Utility and Consulting services obtained additional work with a major Western U.S. customer during the fourth quarter of 1995, which continued into the first quarter and to a lesser extent the second quarter of 1996. Second, Residential and Commercial service revenues continue to be favorably influenced by heightened sales efforts as well as a generally improved economy. The Registrant remains encouraged by year-to-date results; however, in that some of the additional work with this major Western U.S. customer is now complete, and that the third quarter is a significant component of its prime sales season, it is premature to draw conclusions regarding annual performance. Nonetheless, earnings are still expected to be higher than in 1995.

Accounts receivable increased $8,610,000, $705,000 more than the $7,905,000 increase experienced in the first six months of 1995. This increase was mainly due to work in process related to certain contracts with one of the Registrant's Utility customers, and to a lesser extent the higher level of Residential and Commercial revenues. Similarly, accounts receivable days outstanding of 53.0 days were 3.4 days higher than last year at this time, although they have declined by .8 days from December 31, 1995.

Other liabilities used $1,327,000 in cash during the first six months of 1996, an increase of $713,000 when compared to last year. This increase was primarily due to an acceleration of estimated income tax payments in the current year required as a result of the Registrant's improved earnings.

Net cash used in investing activities totaled $11,506,000, an increase of $5,801,000 when compared to the first six months of 1995. This increase was due to higher capital expenditures in the current year, as well as proceeds received in 1995 pertaining to the sale of certain Interior plant care assets. (See Note #7 to the Financial Statements on page 8 on this Form 10-Q). The increase in capital expenditures is consistent with the Registrant's 1996 capital budget of $14,500,000, which is necessary to continue to expand services, maintain equipment on existing operations, and provide for the ongoing expansion of its branch office facilities.

Financing activities provided $4,769,000, a net increase of $4,611,000 when compared to the $158,000 provided during the first six months of 1995. This net increase was due mostly to higher borrowings required by the increase in capital expenditures. Also, the Registrant's current year repurchase of its common shares declined substantially when compared to last year, primarily due to a significant repurchase in 1995 of shares held by a former vice president.

Depreciation increased by $730,000 compared to the first six months of 1995, the result of a $3,865,000 increase in the Registrant's capital expenditures.

At June 29, 1996, the Registrant's principal source of liquidity consisted of $1,947,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $3,818,000, of which $110,000 had been drawn; and a credit agreement in the amount of $35,000,000, of which $17,000,000 had been drawn and $5,843,000 was considered drawn to cover outstanding standby letters of credit. Including the outstanding balance on the term note agreement of $8,400,000, the Registrant's credit facilities totaled $47,218,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS
- ---------------------

Revenues of $134,292,000 for the first six months of 1996 increased $26,633,000 or 25%, when compared to the same period in 1995. Similarly, second quarter revenues of $74,064,000 exceeded last year by $12,787,000 or approximately 21%. The year to date increase, as stated previously, was primarily due to higher revenues from the Registrant's Utility and Consulting services, as well as higher Residential and Commercial service revenues. As anticipated, the additional work obtained by the Registrant's Utility and Consulting operations with a major Western U.S. customer was substantially completed during the second quarter of 1996. Accordingly, although revenues are expected to remain higher during the second half of the year, the rate of increase will not be as favorable as that experienced during the first six months.

Operating costs for the year of $94,328,000 increased $17,366,000, but as a percentage of revenues declined 1.3% to 70.2%. Conversely, these costs increased during the quarter by $9,398,000 and 1.1% as a percentage of revenues. The improvement in operating costs for the first six months of 1996 continues to reflect the positive influence of substantially increased consulting service revenues. Consulting services are far less capital intensive and any increase in these revenues relative to the Registrant's other services will favorably impact its cost structure. The increase in operating costs as a percentage of revenues for the quarter was primarily attributable to equipment related costs incurred upon completion of the additional utility work that had been obtained.

For the quarter, selling costs remained virtually even with last year as a percentage of revenues at 12.1% but on a year-to-date basis, they declined 0.4% to 12.5%, despite an increase of $2,898,000. The year-to-date dollar increase was affected by higher sales commissions, and branch office costs attributable to increased Residential and Commercial service revenues, as well as higher travel and other sales costs associated with the Registrant's Consulting services.

Even though general and administrative (G&A) expenses were higher than last year in both the year-to-date and quarter, as a percentage of revenues G&A of 6.3% was, on a year-to-date basis, 0.5% lower than in 1995. For the year, G&A expense of $8,506,000 was $1,154,000 higher than the first six months of last year. Most of the increase resulted from additional administrative costs associated with the Registrant's expansion of its Commercial and Consulting services, as well as professional services related to the Registrant's upgrade of its information service technologies.

Depreciation and amortization expense of $7,031,000 was $717,000 higher than the same period in 1995. As a percentage of revenues, both the year and quarter were lower, with the year-to-date result 0.6% lower than the 5.9% experienced last year. The lower percentage was primarily the result of relatively lower capital expenditures in the prior two years, coupled with higher Consulting service revenues in the current year. In 1996, the Registrant anticipates that depreciation expense will approximate $13,000,000.

Interest expense of $1,080,000 was $152,000 lower than last year, and as a percentage of revenues it declined .4%. The decrease was primarily a function of more favorable rates obtained under the Registrant's credit facility which had been entered into in September 1995.

As a result of the above factors, earnings from continuing operations before income taxes increased $4,843,000 to $6,676,000 or 3.3% to 5.0% as a percentage of revenues. For the quarter, earnings of $6,004,000 increased $651,000 but declined as a percentage of revenues by 0.6% to 8.1%. Effective income tax rates of 39.3% and 41.0% were used to compute the tax provisions for 1996 and 1995, respectively.

The Registrant's year-to-date net earnings of $4,051,000 increased $2,734,000 or 1.8% as a percentage of revenues when compared to the first half of 1995, after reflecting a net $236,000 contributed by the Registrant's discontinued operation in the prior year (See Note #7 on page 8 to the Financial Statements on this Form 10-Q).

                          THE DAVEY TREE EXPERT COMPANY



                           PART II: OTHER INFORMATION
                           --------------------------

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 21, 1996, the Registrant held its annual meeting of shareholders. The shareholders voted to:

           a. Elect the following persons to serve as directors for a term to expire on the date of the annual meeting in 1999:

                                                     John W. Joy
                                                     R. Douglas Cowan

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



                                         THE DAVEY TREE EXPERT COMPANY



                                  BY:/s/David E. Adante
                                        ------------------------------
                                        David E. Adante
                                        Executive Vice President, CFO and
                                        Secretary-Treasurer



                                  BY:/s/Bradley L. Comport
                                        ------------------------------
                                        Bradley L. Comport
                                        Corporate Controller

August 5, 1996