Form 10-Q
period 1996-09-28
DAVEY TREE EXPERT CO
filed 1996-11-12
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of
                     THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 28, 1996                Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


           OHIO                                          34-0176110
 (State of Incorporation)                     (IRS Employer Identification No.)


         1500 North Mantua Street
              P. O. Box 5193
                 Kent, OH                                       44240-5193
 (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of November 11, 1996:  4,499,306

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                                    YES X   NO
                                       ---    ---

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                                  Page No.
                                                                                  --------

PART I:           FINANCIAL INFORMATION

     Item 1:      Financial Statements

                  Consolidated Balance Sheets - Periods Ended September 28,
                  1996, September 30, 1995 and December 31, 1995                      3

                  Consolidated Statements of Net Earnings - Three Months
                  Ended September 28, 1996 and September 30, 1995                     4

                  Consolidated Statements of Net Earnings - Nine Months
                  Ended September 28, 1996 and September 30, 1995                     5

                  Consolidated Statements of Cash Flows - Nine Months
                  Ended September 28, 1996 and September 30, 1995                     6

                  Notes to Consolidated Financial Statements                          7

     Item 2:      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      10

PART II:          OTHER INFORMATION

     Item 4:      Submission of Matters to a Vote of Security Holders                13

     Item 6:      Exhibits and Reports on Form 8-K                                   13


                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     SEPT. 28,       SEPT. 30,      DEC. 31,
                                                                       1996            1995           1995
                                                                  ------------     ------------    ---------
ASSETS                                                                      (UNAUDITED)
------                                                             ----------------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                      $        278     $        664    $      1,470
   Accounts Receivable                                                  46,864           38,100          34,622
   Operating Supplies                                                    2,526            2,106           2,136
   Prepaid Expenses & Other Assets                                       2,214            2,411           2,082
   Deferred Income Taxes                                                 2,635            1,738           2,697
                                                                  ------------     ------------    ------------
     Total Current Assets                                               54,517           45,019          43,007

PROPERTY AND EQUIPMENT:
   Land and Land Improvements                                            6,208            6,271           6,446
   Buildings and Leasehold Improvements                                 17,207           16,706          15,956
   Equipment                                                           145,976          136,930         139,711
                                                                  ------------     ------------    ------------
                                                                       169,391          159,907         162,113
   Less Accumulated Depreciation                                       112,455          105,632         107,977
                                                                  ------------     ------------    ------------
   Net Property and Equipment                                           56,936           54,275          54,136

OTHER ASSETS AND INTANGIBLES                                             6,899            6,974           7,309
                                                                  ------------     ------------    ------------

     TOTAL ASSETS                                                 $    118,352     $    106,268    $    104,452
                                                                  ============     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts Payable                                               $     11,273     $      9,953    $     10,227
   Accrued Liabilities                                                  17,294           15,541          13,935
   Income Taxes Payable                                                  1,052            1,708           3,171
   Notes Payable, Bank                                                   1,160               74             400
   Current Maturities of Long-Term Debt                                 10,695            4,749           2,781
                                                                  ------------     ------------    ------------
     Total Current Liabilities                                          41,474           32,025          30,514

LONG-TERM DEBT                                                          14,982           19,599          17,049

DEFERRED INCOME TAXES                                                    3,122            3,456           3,182

INSURANCE LIABILITIES                                                    6,473            5,942           6,380

OTHER LIABILITIES                                                          739            1,137             797
                                                                  ------------     ------------    ------------

     TOTAL LIABILITIES                                                  66,790           62,159          57,922
                                                                  ============     ============    ============

SHAREHOLDERS' EQUITY
   Preferred Shares - No Par Value                                        -  -             -  -            -  -
     Authorized 4,000,000 Shares; None Issued
   Common Shares - $1.00 Par Value; Authorized
     12,000,000 Shares; Issued 8,728,440 Shares at
     September 28, 1996, September 30, 1995
     and December 31, 1995                                               8,728            8,728           8,728
   Additional Paid-in Capital                                            3,643            3,343           3,472
   Retained Earnings                                                    74,086           65,481          67,922
                                                                  ------------     ------------    ------------
                                                                        86,457           77,552          80,122
LESS:
   Treasury Shares at cost:  4,208,326 Shares at
     September 28, 1996; 4,111,942 Shares at September 30, 1995;
     and 4,104,976 Shares at December 31, 1995                         (34,855)         (33,014)        (33,198)
   Subscriptions Receivable from Employees                                 (16)            (308)           (297)
   Future Contributions to ESOT                                            (24)            (121)            (97)
                                                                  ------------     ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                              51,562           44,109          46,530
                                                                  ------------     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $    118,352     $    106,268    $    104,452
                                                                  ============     ============    ============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
          THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          SEPTEMBER 28, 1996                   SEPTEMBER 30, 1995
                                                   -------------------------------      -------------------------------

REVENUES                                           $      70,337             100.0%     $       61,972            100.0%
                                                   -------------       -----------      --------------      -----------

COSTS AND EXPENSES

   Operating                                              47,604              67.7              42,391             68.4
   Selling                                                 9,290              13.2               8,188             13.2
   General and Administrative                              4,148               5.9               3,477              5.6
   Depreciation and Amortization                           3,736               5.3               3,428              5.6
                                                   -------------       -----------      --------------      -----------

   TOTAL COSTS AND EXPENSES                               64,778              92.1              57,484             92.8
                                                   -------------       -----------      --------------      -----------

EARNINGS FROM OPERATIONS                                   5,559               7.9               4,488              7.2

INTEREST EXPENSE                                            (558)             (0.8)               (634)            (1.0)

OTHER EXPENSE - NET                                          (18)                                  (24)
                                                   --------------      -----------      --------------      -----------

EARNINGS BEFORE INCOME TAXES                               4,983               7.1               3,830              6.2

INCOME TAXES                                               1,957               2.8               1,570              2.5
                                                   -------------       -----------      --------------      -----------

NET EARNINGS                                       $       3,026               4.3%     $        2,260              3.7%
                                                   =============       ===========      ==============      ===========

NET EARNINGS PER COMMON SHARE                      $        0.53                        $         0.46
                                                   =============                        ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                            5,686,992                             4,869,440
                                                   =============                        ==============


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
           NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          SEPTEMBER 28, 1996                   SEPTEMBER 30, 1995
                                                   -------------------------------      -------------------------------

REVENUES                                           $     204,629             100.0%     $      169,631            100.0%
                                                   -------------       -----------      --------------      -----------

COSTS AND EXPENSES

   Operating                                             141,932              69.3             119,353             70.4
   Selling                                                26,113              12.8              22,113             13.0
   General and Administrative                             12,654               6.2              10,829              6.4
   Depreciation and Amortization                          10,767               5.3               9,742              5.8
                                                   -------------       -----------      --------------      -----------

   TOTAL COSTS AND EXPENSES                              191,466              93.6             162,037             95.6
                                                   -------------       -----------      --------------      -----------

EARNINGS FROM OPERATIONS                                  13,163               6.4               7,594              4.4

INTEREST EXPENSE                                          (1,638)             (0.8)             (1,866)            (1.1)

OTHER INCOME/(EXPENSE) - NET                                 134               0.1                 (65)
                                                   -------------       -----------      --------------      -----------

EARNINGS BEFORE INCOME TAXES                              11,659               5.7               5,663              3.3

INCOME TAXES                                               4,582               2.2               2,322              1.4
                                                   -------------       -----------      --------------      -----------

EARNINGS FROM CONTINUING OPERATIONS                        7,077               3.5               3,341`             1.9

DISCONTINUED OPERATIONS - NET                                                                      236              0.1
                                                   -------------       -----------      --------------      -----------

NET EARNINGS                                       $       7,077               3.5%     $        3,577              2.0%
                                                   =============       ===========      ==============      ===========

NET EARNINGS PER COMMON SHARE
   FROM CONTINUING OPERATIONS                      $        1.39                        $         0.68
                                                   =============                        ==============

NET EARNINGS PER COMMON SHARE                      $        1.39                        $         0.73
                                                   =============                        ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                            5,074,630                             4,894,092
                                                   =============                        ==============


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                           SEPTEMBER 28,         SEPTEMBER 30,
                                                                               1996                  1995
                                                                         ---------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Earnings                                                          $         7,077       $         3,577

   Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities:
       Depreciation                                                               10,473                 9,418
       Amortization                                                                  294                   324
       Deferred Income Taxes                                                           2                   359
       Other                                                                        (153)                 (168)
                                                                         ----------------      ----------------
                                                                                  17,693                13,510
       Change in Operating Assets and Liabilities:
         Accounts Receivable                                                     (12,242)              (10,087)
         Other Assets                                                               (172)                1,751
         Accounts Payable and Accrued Liabilities                                  4,405                 5,442
         Insurance Liabilities                                                        93                   892
         Other Liabilities                                                        (2,177)                1,022
                                                                         ---------------       ---------------
   Net Cash Provided by Operating Activities                                       7,600                12,530
                                                                         ---------------       ---------------


CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from Sales of Property and Equipment                                     900                   701
   Acquisitions                                                                     (820)                 (395)
   Proceeds from Sale of Business                                                                        1,300
   Capital Expenditures:
     Land and Buildings                                                             (624)                 (501)
     Equipment                                                                   (12,720)               (9,278)
                                                                         ---------------       ---------------
   Net Cash Used In Investing Activities                                         (13,264)               (8,173)
                                                                         ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   ESOT Payment of Debt Guaranteed by the Company                                     73                    72
   Net Borrowings (Payments) Under Notes Payable, Bank                               760                   (25)
   Principal Payments of Long-Term Debt                                           (2,135)               (3,261)
   Proceeds from Issuance of Long-Term Debt                                        7,982                 2,641
   Sales of Treasury Shares                                                          603                   847
   Receipts from Stock Subscriptions                                                 281                   298
   Dividends Paid                                                                 (1,003)                 (969)
   Repurchase of Common Shares                                                    (2,089)               (4,269)
                                                                         ---------------       ---------------
   Net Cash Provided By/(Used In) Financing Activities                             4,472                (4,666)
                                                                         ---------------       ----------------

NET CHANGE IN CASH AND EQUIVALENTS                                                (1,192)                 (309)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       1,470                   973
                                                                         ---------------       ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $           278       $           664
                                                                         ===============       ===============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 28, 1996

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited Consolidated Financial Statements as of September 28, 1996 and September 30, 1995 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is management's opinion that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

The net earnings per common share from continuing operations and the net earnings per common share were calculated by using the weighted average number of common shares outstanding, including common stock equivalents, during the period.

NOTE 2 - RESULTS OF OPERATIONS
------------------------------

         Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS
------------------

         On September 10, 1996, the Registrant paid a $.075 per share dividend to all shareholders of record at September 1, 1996. This compares to a $.07 per share dividend paid in the third quarter of 1995. For the nine months ended September 28, 1996, the Registrant paid cumulative dividends of $.22 per share to all shareholders of record. This compared to a $.205 cumulative per share dividend paid the first nine months of 1995.

NOTE 4 - STOCK SPLIT
--------------------

         On September 27, 1996, the Registrant's board of directors declared a 2 for 1 stock split in the form of a 100% stock dividend. The additional shares as a result of the dividend will be distributed on or after October 10, 1996 to shareholders of record as of October 1, 1996. Common shares issued, treasury shares, per common share amounts and price per common share have been restated for all periods presented to give retroactive effect to the stock split.

NOTE 5 - ACCRUED LIABILITIES
----------------------------

         Accrued liabilities consisted of:

                                                                 SEPT. 28,          SEPT. 30,         DEC. 31,
                                                                   1996               1995              1995
                                                              -------------       -------------    ---------
                                                                             (DOLLARS IN THOUSANDS)

                  Compensation                                $       5,931       $       5,543    $       3,521
                  Vacation                                            2,094               1,739            1,658
                  Insurance Liabilities                               6,551               5,848            7,082
                  Taxes, other than taxes on income                   1,136                 974              915
                  Other                                               1,582               1,437              759
                                                               ------------        ------------     ------------
                                                              $      17,294       $      15,541    $      13,935
                                                               ============        ============     ============


NOTE 6 - LONG-TERM DEBT
-----------------------

         Long-term debt consisted of:

                                                                 SEPT. 28,          SEPT. 30,         DEC. 31,
                                                                   1996               1995              1995
                                                              -------------       -------------    ---------
                                                                             (DOLLARS IN THOUSANDS)
                  Revolving Credit Agreement:
                    Prime rate borrowings                     $       1,900       $       3,300    $       2,900
                    London Interbank Offered Rate
                      (LIBOR) borrowings                             15,000               9,500            6,000
                  Term note agreement                                 7,800              10,200            9,600
                  Notes payable                               -------------       -------------    -------------
                                                                     24,700              23,000           18,500

                  Long-term debt of ESOT                                 48                 121               97
                  Subordinated notes - stock redemption                 515                 673              673
                  Term loans and others                                 414                 554              560
                                                              -------------       -------------    -------------
                                                                     25,677              24,348           19,830
                  Less current maturities                            10,695               4,749            2,781
                                                              -------------       -------------    -------------

                                                              $      14,982       $      19,599    $      17,049
                                                              =============       =============    =============


NOTE 7 - ACQUISITIONS
---------------------

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

NOTE 8 - DISCONTINUED OPERATION
-------------------------------

         In March, 1995 the Company sold substantially all of the operating assets, excluding real estate, of its interior plant care business. Amounts related to the discontinued operation and recognized in the financial statements are as follows:

                                                                           SEPT. 28            SEPT. 30
                                                                             1996                1995
                                                                          -----------        --------
                                                                           (DOLLARS IN THOUSANDS)

Revenue                                                                                   $       555
                                                                                          -----------

Loss from discontinued operation, net of applicable
   income tax benefits of $116,000 in 1995.                                                      (168)
Gain on sale of assets, less applicable income taxes
   of $280,000                                                                                    404
                                                                                          -----------
Discontinued operation, net                                                               $       236
                                                                                          -----------

Remaining assets and liabilities:
   Real estate and receivable, net                                     $       424        $       461
                                                                       -----------        -----------
   Accounts payable, accrued liabilities and long-term debt            $        73        $       389
                                                                       -----------        -----------

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

         Cash payments for income taxes for the periods amounted to $6,699,000 and $1,725,000 in 1996 and 1995, respectively. Cash payments for interest for the periods amounted to $1,713,000 and $1,775,000 in 1996 and 1995, respectively.

                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

           PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Despite substantially higher net earnings for the first nine months of 1996, operating activities provided only $7,600,000 in cash, $4,930,000 less than the $12,530,000 generated in 1995. The reduction was primarily attributable to increases in accounts receivable and other assets, a smaller increase in accounts payable and accrued liabilities, and a decrease in other liabilities.

Net earnings of $7,077,000 for the first nine months of 1996 were $3,500,000 higher than the $3,577,000 generated last year, due to improved operating earnings in most of the Registrant's service lines. The improved earnings were partially due to additional Utility and Consulting services work with a major western U.S. customer; this work, obtained during the fourth quarter of 1995, was substantially complete by the end of the second quarter, although some of it was extended and will continue through the end of 1996. Also, the Registrant's Residential and Commercial service revenues continue to be favorably influenced by heightened sales efforts, as well as a generally improved economy. Third quarter revenues in particular benefited from additional work obtained as a result of the storm damage caused by Hurricane Fran in September. Notwithstanding the substantial completion of the additional work noted above, the Registrant expects that revenues and earnings will be higher than in 1995.

Accounts receivable increased $12,242,000 or $2,155,000 more than the $10,087,000 increase in 1995. The net increase was primarily attributable to work in process related to certain contracts with one of the Registrant's Utility customers, and to a lesser extent higher Residential and Commercial revenues. Similarly, accounts receivable days outstanding of 60.0 days have increased 5.3 days compared to last year at this time, and are 6.2 days higher than December 31, 1995. With respect to the work in process, the Registrant anticipates this contract will continue to adversely affect days outstanding as it calls for billings in six month intervals. Accordingly, while the Registrant continues to work to reduce average days outstanding, it is not concerned as to the overall collectability of accounts.

Other assets increased $172,000, a change of $1,923,000 when compared to the $1,751,000 provided in 1995. The change was primarily due to an increase in operating supplies to support the Registrant's expanded Utility and Residential services, along with a reduction in deposits required by the Registrant's casualty insurance carrier in 1995.

Accounts payable and accrued liabilities provided $4,405,000 in cash, $1,037,000 less than that provided in 1995. This decrease was primarily the result of a reduction in the current portion of self insurance liabilities due to generally improved claims experience as well as further stabilization in the level of estimated ultimate costs associated with a more mature program.

Other liabilities used $2,177,000 in cash during the first nine months of 1996, an increase of $3,199,000 when compared to the $1,022,000 provided last year. The change was attributable to an acceleration of estimated income tax payments in the current year, the result of substantially higher earnings.

Investing activities used $13,264,000 in cash, $5,091,000 more than the $8,173,000 used in 1995. The increase was a function of higher capital expenditures in the current year, and proceeds received in 1995 pertaining to the sale of certain Interior plant care assets (See Note #8 on page 9 of the Financial Statements on this Form 10-Q). The increase in capital expenditures is consistent with the Registrant's 1996 budget of $16,400,000, which is necessary to expand services, maintain equipment on existing operations, and provide for the ongoing expansion of its branch office facilities.

In the current year, financing activities provided $4,472,000, an increase of $9,138,000 when compared to the $4,666,000 used in the prior year. The increase was mainly attributable to borrowings under the

Registrant's revolving credit agreement , necessitated primarily by the increase in accounts receivable and capital expenditures. Also, the Registrant's current year repurchase of its common shares declined substantially when compared to last year, due largely to a significant repurchase in 1995 of shares held by a former vice president.

At September 28, 1996, the Registrant's principal source of liquidity consisted of $278,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $3,904,000 of which $1,160,000 had been drawn; and a credit agreement in the amount of $35,000,000, of which $16,900,000 had been drawn and $6,126,000 was considered drawn to cover outstanding standby letters of credit. Including the outstanding balance on the term note agreement of $7,800,000, the Registrant's credit facilities totaled $46,704,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS
---------------------

For the first nine months of 1996, revenues increased more than 20% to $204,629,000 when compared to the same period in 1995. For the quarter, the Registrant recognized revenues of $70,337,000, an increase of $8,365,000 or 13.5% when compared to last year. As mentioned previously, higher revenues in most of the Registrant's service lines and favorable economic conditions contributed to the increases; also, third quarter revenues were favorably influenced by the additional work obtained as a result of storm damage caused by Hurricane Fran in North Carolina.

Operating costs for the year increased $22,579,000 to $141,932,000, but as a percentage of revenues they decreased 1.1% to 69.3%. In the quarter, these costs were $47,604,000, $5,213,000 higher than in 1995, but as a percentage of revenues they declined .7% to 67.7%. The percentage improvement for the year and quarter continues to reflect the positive influence of higher Residential, Commercial and Consulting service revenues. The current year increase in Residential and Commercial service revenues relative to other services, particularly utility services, positively influence operating costs in that they are generally higher priced services with inherently higher gross margins and attendant lower operating costs. Consulting services are far less capital intensive and any increase in these revenues relative to the Registrant's other services will benefit its cost structure.

Year-to-date, selling costs of $26,113,000 were $4,000,000 higher than in 1995, but as a percentage of revenues were .2% lower at 12.8%. For the quarter, selling costs increased $1,102,000 to $9,290,000, and as a percentage of revenues remained even with last year at 13.2%. Both the year-to-date and quarterly increases were affected by higher sales commissions, branch office expenses and other sales costs, primarily attributable to the increases in Residential, Commercial and Consulting revenues.

Although general and administrative (G&A) expense was higher than last year in both the quarter and year to date, as a percentage of revenues these costs declined on a year to date basis by .3% to 6.1%, and remained at 5.6% in the quarter. The dollar increase was primarily due to administrative costs associated with the Registrant's expansion of its Commercial and Consulting services, as well as professional services related to the Registrant's upgrade of its information service technologies.

Depreciation and amortization expense for the first nine months of $10,767,000 was $1,025,000 higher than the same period last year. However, as a percentage of revenues, both the year to date and quarter declined by .5% and .3%, respectively. The lower percentages resulted primarily from relatively lower capital expenditures in the prior two years, coupled with higher, less capital intensive consulting service revenues in the current year. Given the current year increase in capital expenditures, depreciation is expected to approximate $14,000,000 in 1996.

Interest expense of $1,638,000 was $228,000 lower than last year, and as a percentage of revenues declined 0.3% to .8%. The decrease is primarily attributable to more favorable rates obtained under the Registrant's credit facility which had been entered into in September 1995.

As a result of the above factors, earnings from continuing operations before income taxes increased $5,996,000 to $11,659,000 or 2.4% to 5.7% as a percentage of revenues. For the quarter, earnings of $4,983,000 improved by $1,153,000 or
 .9% as a percentage of revenues. Effective income tax rates of

39.3% and 41.0% were used to compute the tax provisions for 1996 and 1995, respectively.

The Registrant's year-to-date net earnings of $7,077,000 increased $3,500,000 or 1.5% as a percentage of revenues when compared to the first nine months of 1995, after reflecting a net $236,000 contributed by the Registrant's discontinued operation in the prior year (See Note # 8 on page 9 of the Financial Statements on this Form 10-Q).

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



                                    THE DAVEY TREE EXPERT COMPANY



                                 BY: /s/David E. Adante
                                    --------------------------------------
                                       David E. Adante
                                       Executive Vice President, CFO and
                                       Secretary-Treasurer



                                 BY: /s/Bradley L. Comport
                                    --------------------------------------
                                       Bradley L. Comport
                                       Corporate Controller

November 12, 1996