Form 10-Q/A
period 1996-09-30
DAVEY TREE EXPERT CO
filed 1996-11-15
CIK 277638

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

                                YES     X                    NO
                                    ---------                  ---------

*This 10-Q/A is being submitted to amend the Registrant's 3rd quarter 1996 10-Q net earnings per common share from continuing operations, net earnings per common share, and the weighted average number of common shares outstanding, including common stock equivalents for the quarter and year to date, 1996.

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
          THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        SEPTEMBER 28, 1996                      SEPTEMBER 30, 1995
                                                ----------------------------------       -------------------------------

REVENUES                                        $    70,337                  100.0%      $    61,972               100.0%
                                                -----------           ------------       -----------        ------------

COSTS AND EXPENSES

   Operating                                         47,604                   67.7            42,391                68.4
   Selling                                            9,290                   13.2             8,188                13.2
   General and Administrative                         4,148                    5.9             3,477                 5.6
   Depreciation and Amortization                      3,736                    5.3             3,428                 5.6
                                                -----------          -------------       -----------        ------------

   TOTAL COSTS AND EXPENSES                          64,778                   92.1            57,484                92.8
                                                -----------          -------------       -----------        ------------
EARNINGS FROM OPERATIONS                              5,559                    7.9             4,488                 7.2

INTEREST EXPENSE                                       (558)                  (0.8)             (634)               (1.0)

OTHER EXPENSE - NET                                     (18)                                     (24)
                                                -----------          -------------       -----------        ------------

EARNINGS BEFORE INCOME TAXES                          4,983                    7.1             3,830                 6.2

INCOME TAXES                                          1,957                    2.8             1,570                 2.5
                                                -----------          -------------       -----------        ------------

NET EARNINGS                                    $     3,026                    4.3%      $     2,260                 3.7%
                                                ===========          =============       ===========        ============

NET EARNINGS PER COMMON SHARE
   FROM CONTINUING OPERATIONS                   $      0.61                              $      0.46
                                                ===========                              ===========

NET EARNINGS PER COMMON SHARE                   $      0.61                              $      0.46
                                                ===========                              ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                       4,955,874                                4,869,440
                                                ===========                              ===========


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
           NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        September 28, 1996                       September 30, 1995
                                                 --------------------------------         ------------------------------

REVENUES                                         $   204,629                100.0%        $   169,631              100.0%
                                                 -----------        -------------         -----------      -------------
COSTS AND EXPENSES

   Operating                                         141,932                 69.3             119,353               70.4
   Selling                                            26,113                 12.8              22,113               13.0
   General and Administrative                         12,654                  6.2              10,829                6.4
   Depreciation and Amortization                      10,767                  5.3               9,742                5.8
                                                 -----------        -------------         -----------      -------------

   TOTAL COSTS AND EXPENSES                          191,466                 93.6             162,037               95.6
                                                 -----------        -------------         -----------      -------------

EARNINGS FROM OPERATIONS                              13,163                  6.4               7,594                4.4

INTEREST EXPENSE                                      (1,638)                (0.8)             (1,866)              (1.1)

OTHER INCOME/(EXPENSE) - NET                             134                  0.1                 (65)
                                                 -----------        -------------         -----------      -------------

EARNINGS BEFORE INCOME TAXES                          11,659                  5.7               5,663                3.3

INCOME TAXES                                           4,582                  2.2               2,322                1.4
                                                 -----------        -------------         -----------      -------------

EARNINGS FROM CONTINUING OPERATIONS                    7,077                  3.5               3,341                1.9

DISCONTINUED OPERATIONS - NET                                                                     236                0.1
                                                 -----------        -------------         -----------      -------------

NET EARNINGS                                     $     7,077                  3.5%        $     3,577                2.0%
                                                 ===========        =============         ===========      =============

NET EARNINGS PER COMMON SHARE
   FROM CONTINUING OPERATIONS                    $      1.47                              $      0.68
                                                 ===========                              ===========

NET EARNINGS PER COMMON SHARE                    $      1.47                              $      0.73
                                                 ===========                              ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                        4,830,028                                4,894,092
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

November 15, 1996