Form 10-K405
period 1996-12-31
DAVEY TREE EXPERT CO
filed 1997-03-27
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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
Yes X No
   --  --

The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate "market value" (See Item 5 hereof) of voting stock held by non-affiliates of the Registrant at March 17, 1997 (excluding the total number of Common Shares reported in Item 12 hereof), was $82,192,256.

Common Shares outstanding at March 17, 1997: 4,516,058.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (Part III).

Index to Exhibits is located on sequential page 14.

                                     PART I
                                     ------


ITEM 1. BUSINESS.

         GENERAL. The Davey Tree Expert Company, which was incorporated in 1909, and its subsidiaries (the "Registrant") are in the business of providing horticultural services to a variety of residential, commercial, corporate, institutional and governmental customers. Horticultural services include the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life and also include the practices of landscaping, tree surgery, tree feeding, tree spraying, line clearing for public utilities, and related consultation and inventory services. Horticultural services also involve the application of scientifically formulated fertilizers, herbicides and insecticides with hydraulic spray equipment on residential and commercial lawns.

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

         The Registrant provides a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 1996, the Registrant had sales of approximately $55,000,000 (21% of total sales) to Pacific Gas & Electric Company.

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

         MARKETING. The Registrant solicits business from residential and commercial customers principally through direct mail programs and to a lesser extent through the placement of advertisements in national magazines and trade journals and in local newspapers and "yellow pages" telephone directories. Business from utility customers is obtained principally through negotiated contracts and competitive bidding. All sales and services are carried out through personnel who are direct employees. The Registrant does not generally use agents and does not franchise its name or business.

         SEASONALITY. The Registrant's business is seasonal, primarily due to fluctuations in horticultural services provided to residential and commercial customers and to a lesser extent by budget constraints imposed on its utility customers. Because of this seasonality, the Registrant has historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. The Registrant borrows primarily against bank commitments in the form of a revolving credit agreement with two banks to provide the necessary funds.

         OTHER FACTORS. Rapid changes in equipment technology require a constant updating of equipment and processes to ensure competitive services to the Registrant's clients. Also, the Registrant must continue to assure its compliance with the Occupational Safety and Health Act. In keeping with these requirements, and to equip the Registrant for continued growth, capital expenditures in 1996 and 1995 were approximately $18,121,000 and $13,297,000, respectively.

         The Registrant owns several trademarks including "Davey", "Davey and design", "Arbor Green", "Davey Tree and design", "Davey Expert Co. and design" and "Davey and design (Canada)". Through substantial advertising and use, the Registrant is of the opinion that these trademarks have become of value in the identification and acceptance of its products and services.

         EMPLOYEES. The Registrant employs between 5,200 and 5,800, depending upon the season, and considers its employee relations to be good.

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

ITEM 2. PROPERTIES.

       The following table lists certain information with respect to major properties owned by the Registrant and used in connection with its operations.


LOCATION                                                           ACREAGE             BUILDING SQ. FT.
--------                                                           -------             ----------------

Cincinnati, Ohio                                                      2.5                   8,800
Livermore, California                                                12.0                  29,737
Winter Park, Florida                                                  1.0                   5,850
Chamblee, Georgia                                                     1.9                   6,200
East Dundee, Illinois                                                 4.0                   7,500
Indianapolis, Indiana                                                 1.5                   5,000
Troy, Michigan                                                        2.0                   7,200
Cheektowaga, New York                                                 6.9                   2,800
Bayport, New York                                                     2.0                   7,000
Charlotte, North Carolina                                             3.1                   4,900
Kent, Ohio (multiple parcels)-Corporate Headquarters                105.0                 111,608
Toledo, Ohio                                                           .5                   4,300
Wooster, Ohio-Nursery                                               322.8                  13,194
Columbus, Ohio                                                        8.0                  15,925
West Babylon, New York                                                 .9                  14,100
Chantilly, Virginia                                                   4.0                   5,700
Downsview, Ontario, Canada                                             .5                   3,675
Baltimore, Maryland                                                   3.4                  22,500
Lancaster, New York                                                   3.0                   6,624
Bettendorf, Iowa                                                       .5                     478
Richmond, Virginia                                                     .7                   2,586
Mecklenburg County, North Carolina                                   15.6                    -0-
Stow, Ohio                                                            7.4                  14,100
West Carlton Twp., Ontario, Canada                                    3.1                   4,000
Nanaimo, British Columbia, Canada                                     1.0                   4,742
Edmonton, Alberta, Canada                                              .7                   2,900
Houston, Texas                                                        1.5                   7,800
Plymouth, Minnesota                                                   2.7                  11,750
Gaithersburg, Maryland                                                2.1                   7,200
Lachine, Quebec, Canada                                                .5                   2,300
Gibsonia, Pennsylvania                                                5.9                   7,100
Lawrence, Pennsylvania                                                3.5                   7,200
Jacksonville, Florida-Nursery                                       279.0                   5,300


         The Registrant also rents approximately 60 other premises for office, warehouse and storage use. The Registrant believes that all of these properties have been adequately maintained and are suitable and adequate for its business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS.

       There are no legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject. This routine litigation is not material to the Registrant.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

         Executive Officers of the Registrant (included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K). The executive officers of the Registrant and their present positions and ages are as follows:

NAME                         POSITION                                       AGE
----                         --------                                       ---

R. Douglas Cowan             President and Chief Executive Officer          56

David E. Adante              Executive Vice President, Chief                45
                             Financial Officer and Secretary-Treasurer

Karl J. Warnke               Executive Vice President and                   45
                             General Manager, Utility Services

Howard D. Bowles             Vice President and General Manager,            53
                             Davey Tree Surgery Company

C. Kenneth Celmer            Vice President and General Manager,            50
                             Residential Services

Bradley L. Comport, CPA      Corporate Controller                           45

Dr. Roger C. Funk            Vice President and General Manager,            52
                             The Davey Institute

Rosemary T. Nicholas         Assistant Secretary                            53

Gordon L. Ober               Vice President - New Ventures                  47

Richard A. Ramsey            Vice President and General Manager,            47
                             Commercial Services

Wayne M. Parker              Vice President - Northern Operations,          41
                             Utility Services

       Mr. Cowan was elected President and Chief Executive Officer in May 1988 and prior to that time served as President and Chief Operating Officer.

       Mr. Adante was elected Executive Vice President, Chief Financial Officer and Secretary-Treasurer in May 1993. He served as Vice President, Chief Financial Officer and Secretary-Treasurer from July 1992 to June 1993. Prior to that time, he served as Vice President, Chief Financial Officer and Secretary since before 1992.

       Mr. Warnke was elected Executive Vice President and General Manager-Utility Services in May 1993. Prior to that time, he served as Vice President and General Manager-Utility Services since before 1992.

       Mr. Bowles was elected Vice President and General Manager of Davey Tree Surgery Company in January 1992. From that date and since before 1992, he served as Vice President and Co-General Manager.

       Mr. Celmer was elected Vice President and General Manager - Residential Services in January, 1995. He served as Vice President-Eastern Operations, Residential and Commercial Services from January 1992 to January 1995. Prior to that time, he served as Vice President-Operations, Residential and Commercial Services since before 1992.

       Mr. Comport was elected Corporate Controller in May 1990.

       Dr. Funk was elected Vice President and General Manager - The Davey Institute in May, 1996. Prior to that time he served as Vice President - Human and Technical Resources since before 1992.

       Ms. Nicholas was elected Assistant Secretary in May 1982.

       Mr. Ober was elected Vice President-New Ventures in March 1986.

       Mr. Ramsey was elected Vice President and General Manager-Commercial Services in January, 1995. He served as Vice President-Western Operations, Residential and Commercial Services from January 1992 to January 1995. Prior to that time, he served as Vice President and Co-General Manager of Davey Tree Surgery Company since before 1992.

       Mr. Parker was elected Vice President - Northern Operations, Utility Services in May, 1994. Prior to that time and since before 1992, he served in several positions in utility operations.

       Officers of the Registrant serve for a term of office from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.

                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       At December 31, 1996, 1995, and 1994 the number of Common Shares issued were 8,728,440 for each date. At those respective dates, the number of shares in the treasury were 4,209,623, 4,104,976 and 3,842,434.

       The Registrant's Common Shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semi-annually, for purposes of the Registrant's Employee Stock Ownership Trust ("ESOT"), the fair market value of the Registrant's Common Shares, based upon the Registrant's performance and financial condition, is determined by an independent stock valuation firm.

       The Registrants' board of directors declared a 2 for 1 stock split in the form of a stock dividend on September 27, 1996. (See Note 1 to the Financial Statements on page F-9 of this Annual Report on Form 10-K.)

       As of March 17, 1997, there were 1,668 recorded holders of the Registrant's Common Shares. During the years ended December 31, 1996, December 31, 1995 and December 31, 1994, the Registrant paid dividends of $.295, $.275, and $.26, respectively, per share. Approximately one quarter of the total dividend paid is paid in each of the four quarters. The Registrant's agreements with its lenders allow for the payment of cash dividends provided that the terms and conditions of the agreements, particularly those dealing with its shareholders equity, fixed charge coverage ratio and maximum consolidated funded debt to consolidated funded debt plus consolidated net worth ratio, are maintained. (See Note 5 to the Financial Statements on page F-13 of this Annual Report on Form 10-K.)


ITEM 6. SELECTED FINANCIAL DATA.


                                                        YEARS ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                       1996         1995         1994          1993         1992
                                       ----         ----         ----          ----         ----

                                              (Dollars in Thousands, except per share data)

Operating Results:
   Revenues                          $266,934     $229,682     $209,683     $218,521     $206,054

   Earnings from Continuing
     Operations                      $  8,759     $  6,137     $  4,189     $  6,107     $  5,345

   Earnings from Continuing
     Operations Per Common Share     $   1.86     $   1.27     $    .84     $   1.17     $   1.00

At Year End:
   Total Assets                      $111,386     $104,161     $ 98,486     $ 99,780     $ 92,722

   Total Long-Term Debt              $ 19,640     $ 17,049     $ 21,124     $ 26,778     $ 27,113

Cash Dividends Per Common Share      $   .295     $   .275     $    .26     $    .24     $    .22

       In 1995 the Registrant sold its interior plant care business. Operating results for all years presented have accordingly been restated for this discontinued operation. (See Note 13 to the Financial Statements on page F-19 of this Annual Report on Form 10-K.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         Despite record net earnings in 1996, operating activities provided $17,104,000, a $4,088,000 decrease when compared to the $21,192,000 generated in 1995. The decrease was principally the result of an increase in other assets, a lower increase in accounts payable and accrued liabilities, and a reduction of other liabilities, offset by an increase in insurance liabilities.

         Net earnings of $8,759,000 increased $2,386,000 or 37.4% when compared to the $6,373,000 earned in 1995. This improvement was mainly due to higher operating earnings in most of the Registrant's service lines, particularly its Residential and Consulting services. Residential services benefited generally from favorable economic conditions in 1996, and specifically from a continued emphasis on sales, as well as productivity gains. The Registrant's Consulting and Utility services benefited from additional work with a major Western U.S. customer; although some of this work had been completed in 1996, the Registrant's Consulting services have now been retained to continue through most of 1997. Revenues and earnings also were enhanced from additional work obtained as a result of the storm damage caused by Hurricane Fran in September.

         In that the increase in accounts receivable of $5,183,000 was comparable to the increase experienced in 1995, it did not affect the net change in cash provided by operating activities. Nonetheless, it did adversely impact cash flows provided by operating activities in 1996. The increase resulted primarily from the additional work performed for its major Western U.S. customer, some renegotiated and new utility contracts, and amounts due related to the Registrant's new Commercial services. The current year increase also caused consolidated days outstanding to rise 5.9 days to 59.7 days. Based upon certain collections realized subsequent to year end, the Registrant believes this increase in days outstanding to be temporary. The Registrant also performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

         Other assets used $966,000 in cash, a $1,013,000 change when compared to the $47,000 provided last year. The change was primarily due to an increase in operating supplies necessary to support the Registrant's expanded Utility and Residential services, as well as an increase in its prepaid pension expense.

         Even though accounts payable increased commensurate with the increase in revenues, on a combined basis accounts payable and accrued liabilities increased only $637,000, $4,475,000 less than the increase experienced in 1995. This change was primarily attributable to a slight reduction in the current portion of the Registrant's self-insurance liabilities, compared to an increase of $3,448,000 in 1995. The change in the current year should be evaluated in conjunction with the $2,627,000 increase in long-term insurance liabilities. In the aggregate, all self-insurance liabilities increased only $1,941,000 compared to a $4,778,000 increase in 1995. Both the reduction of the current portion and the significantly lower total increase are a function of continued favorable claims experience along with further stabilization in the level of estimated ultimate costs resulting from a relatively mature self-insurance program. The most significant estimates made by the Registrant that affect the amounts reported in the financial statements and accompanying notes are those relating to its insurance liabilities. (See Note 2 on page F-10 of this Annual Report on Form 10-K.)

         Other liabilities used $2,868,000 in cash, an increase of $5,013,000 when compared to the $2,145,000 provided during 1995. This change resulted primarily from an acceleration of estimated income tax payments in the current year, the result of substantially higher earnings.

         Investing activities used $17,263,000 in 1996, an increase of $5,769,000 when compared to the $11,494,000 used in 1995. The increase was attributable to higher capital expenditures in the current year, coupled with proceeds received in 1995 related to the sale of certain Interiorcare assets (See Note 13 to the Financial Statements on page F-19 of this Annual Report on Form 10-K). The Registrant believes its capital expenditures and 1997 capital budget of approximately $17,800,000 are consistent with its plan to expand services, maintain equipment on existing operations, and provide for appropriate branch office facilities.

         In 1996, financing activities used $684,000, a decrease of $8,517,000 when compared to the $9,201,000 used in the prior year. The decrease was due mostly to higher net borrowings under the Registrant's revolving credit agreement necessitated by the increase in accounts receivable and capital expenditures. Also, the Registrant's current year repurchase of its common shares declined substantially when compared to last year, primarily due to a significant repurchase in 1995 of shares held by a former vice president.

         At December 31, 1996, the Registrant's principal source of liquidity consisted of $627,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $3,817,000, of which $875,000 had been used at the end of the year; and a revolving credit agreement in the amount of $35,000,000, of which $14,100,000 had been drawn and $7,277,000 was considered drawn to cover outstanding standby letters of credit. Including the outstanding balance on the term note agreement of $7,200,000, the Registrant's credit facilities now total $46,000,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

LIQUIDITY MEASUREMENTS

         Management uses these measurements to gauge the Registrant's ability to meet current working capital requirements and the extent by which capital expenditures are funded by internally generated "cash flow".


                                       1996         1995         1994
                                       ----         ----         ----

Working Capital                      $19,283      $12,493      $12,583

Current Ratio                          1.7:1        1.4:1        1.5:1

Cash Flow from Net Earnings,
     Depreciation & Amortization     $23,449      $19,574      $17,302

Capital Expenditures                 $18,121      $13,297      $ 8,598

Cash Flow to Capital
     Expenditures Ratio                1.3:1        1.5:1        2.0:1

Cash Flow as % of Revenues               8.8%         8.5%         8.3%


LEVERAGE MEASUREMENTS

         These ratios measure the extent to which the Registrant has been financed by debt, or, put another way, the proportion of the total assets employed in the business that have been provided by creditors as compared to shareholders. Debt is defined as total liabilities.


                                 1996           1995           1994
                                 ----           ----           ----

Equity to Debt Ratio            .89:1          .81:1          .83:1

Debt as % of Assets              52.9%          55.3%          54.8%

Equity as % of Assets            47.1%          44.7%          45.2%

         At the end of 1996, these measurements improved over the prior two years primarily due to higher net earnings and further maturation of insurance liabilities.

COMMON SHARE MEASUREMENTS

         These measurements assist shareholders in assessing the Registrant's earnings performance, dividend payout and equity position as related to their shareholdings.


                                        1996              1995            1994
                                        ----              ----            ----

Net earnings per share                  $1.86            $1.32            $.81

Dividends per Share                     $.295            $.275            $.26

Book Value per Share                   $11.61           $10.07           $9.12

ESOT Market Valuation per Share        $18.20           $13.56          $12.19

         Earnings per share measurements are shown as if all outstanding stock options had been exercised at December 31 of the years presented. Dividends were again increased in 1996. In 1996, they were increased by a total of $.02 per share, or 7.3% over 1995, compared to an increase in 1995 of $.015 per share or 5.8% over 1994. It is the Registrant's objective to provide a fair return on investment to its shareholders through improved dividends as long as the Registrant can financially justify this policy. The fact that dividends have increased each year since 1979 reflects that objective.

ASSET UTILIZATION MEASUREMENTS

       Management uses these measurements to evaluate its efficiency in employing assets to generate revenues and returns.


                                    1996           1995           1994
                                    ----           ----           ----

Average Assets Employed
     (in 000's)                  $107,774        $101,324        $99,133

Asset Turnover (Revenues
     to Average Assets)               2.5             2.3            2.1

Return on Average Assets              8.1%            6.2%           4.1%


RESULTS OF OPERATIONS

         Revenues of $266,934,000 for the year increased $37,252,000 or 16.2% when compared to the $229,682,000 generated in 1995. This compares with an increase in revenues of 9.5% in 1995 and a decrease of 4.0% in 1994. The current year improvement was primarily due to increased revenues realized by the Registrant's Residential and Commercial services, Western Utility operations and Consulting services. As previously noted, Residential and Commercial services continue to be favorably influenced by generally good economic conditions and heightened sales efforts. The increase in Western Utility and Consulting revenues was mainly due to the additional work obtained with the Registrant's major Western U.S. customer. The 1996 revenues of $55,000,000 earned by the Registrant with this customer represent a significant concentration (See Note 10 to the Financial Statements on page F-18 of this Annual Report on Form 10-K). The Registrant believes that a slight favorable trend in revenues will continue in 1997, despite the highly competitive nature of the utility market taken as a whole.

         Operating costs of $183,427,000 increased $24,117,000 over 1995 but as a percentage of revenues they decreased .7% to 68.7%. The percentage reduction was mainly due to lower operating costs associated primarily with higher Residential and Consulting service revenues. These services, when compared to other services, positively influence operating costs in that they are generally higher priced services with inherently higher gross margins and attendant lower operating costs. In particular, Consulting services are far less capital intensive and any increase in these revenues relative to the Registrant's other services will benefit its cost structure. Even though the Registrant will continue to emphasize these services, it anticipates that in 1997 these costs as a percentage of revenues will approximate 1996 levels.

         Selling costs for 1996 increased $4,946,000 to $33,575,000 when compared to the $28,629,000 experienced last year, and as a percentage of revenues they increased .1% to 12.6%. These costs were affected primarily by higher commissions associated with improved Residential services revenue and operating earnings.

         Although general and administrative expense of $18,216,000 was $2,327,000 higher than in 1995, as a percentage of revenues these costs declined
 .1% to 6.8%. The dollar increase resulted primarily from professional services related to the Registrant's upgrade of its information service technologies and administrative costs associated with its expansion of Commercial and Consulting services.

         Depreciation and amortization increased $1,489,000 to $14,690,000, but declined .2% to 5.5% as a percentage of revenues. The lower percentage was primarily attributable to relatively lower capital expenditures in the prior two years, coupled with higher, less capital intensive Consulting service revenues in 1996. In 1997, the Registrant anticipates that depreciation expense will approximate $14,800,000.

         Interest Expense of $2,457,000 was $268,000 lower than last year, and as a percentage of revenues declined .3% to .9%. The reduction was mainly due to an approximate 60 basis point reduction in rates on the Registrant's bank debt.

         As a result of the above factors, earnings before income taxes increased $4,730,000 to $14,841,000 or 5.6% as a percentage of revenues. The tax provisions for 1996, 1995 and 1994 resulted in effective tax rates of 41.0%, 39.3% and 40.3%, respectively. (See Note 9 of the Financial Statements on page F-18 on this annual report on Form 10-K).

         The Registrant's net earnings of $8,759,000 increased $2,386,000 or 37.4% compared to 1995 and as a percentage of revenues they improved .5% to 3.3%.

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

         The information regarding directors of the Registrant appearing under the heading "Election of Directors" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information regarding compensation of the Registrant's executive officers appearing under the heading "Remuneration of Executive Officers" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information regarding the security ownership of certain beneficial owners and management appearing under the heading "Ownership of Common Shares" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information regarding certain relationships and related transactions appearing under the headings "Election of Directors" and "Indebtedness of Management" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.





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

       THE DAVEY TREE EXPERT COMPANY

       By: /s/  R. D. COWAN
          ---------------------------------
             R. D. Cowan, President and
             Chief Executive Officer


March 17, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 1997.


/s/  J. W. JOY                              /S/ JAMES H. MILLER
-------------------------------------       ------------------------------
   J. W. JOY, Director and                    JAMES H. MILLER, Director
   Chairman of the Board

                                            /s/ THOMAS G. MURDOUGH, JR.
/s/  R. DOUGLAS COWAN                       ------------------------------
-------------------------------------         THOMAS G. MURDOUGH, JR., Director
   R. DOUGLAS COWAN, Director;
   President and Chief Executive Officer
   (Principal Executive and Operating      /s/ DAVID E. ADANTE
   Officer)                                -------------------------------
                                              DAVID E. ADANTE,
/s/  R. CARY BLAIR                            Executive Vice President, Chief
-------------------------------------         Financial Officer and
   R. CARY BLAIR, Director                    Secretary-Treasurer
                                              (Principal Financial Officer)
/s/   RICHARD E. DUNN
-------------------------------------
   RICHARD E. DUNN, Director                /s/ BRADLEY L. COMPORT
                                            -------------------------------
                                              BRADLEY L. COMPORT, Corporate
                                              Controller (Principal Accounting
/s/  WILLIAM D. GINN                          Officer)
-------------------------------------
   WILLIAM D. GINN, Director


/s/  RICHARD S. GRAY
-------------------------------------
   RICHARD S. GRAY, Director


/s/  EUGENE W. HAUPT
-------------------------------------
   EUGENE W. HAUPT, Director

                                INDEX OF EXHIBITS
                                [ITEM 14(a) (3)]

                                                               LOCATION
EXHIBIT NO.           DESCRIPTION                              SEQUENTIAL PAGE
-----------           -----------                              ---------------

(2)           Plan of acquisition, reorganization,
              arrangement, liquidation or succession.          Not Applicable.

(3)(i)        1991 Amended Articles of Incorporation           16-19

(3)(ii)       1987 Amended and Restated Regulations
              of The Davey Tree Expert Company.                20-31

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

                                     14


                                                               LOCATION
EXHIBIT NO.       DESCRIPTION                                  SEQUENTIAL PAGE
-----------       -----------                                  ---------------


(12)              Statement re computation of ratios           Not Applicable.

(13)              Annual Report to security holders,           Not Applicable.
                  Form 10-Q or quarterly report to
                  security holders

(16)              Letter re change in certifying               Not Applicable.
                  accountant

(18)              Letter re change in accounting
                  principals                                   Not Applicable.

(21)              Subsidiaries of the Registrant               32

(22)              Published report regarding matters           Incorporated by reference to
                  submitted to vote of security holders        Part II, Item 4 to the Registrant's
                                                               Form 10-Q for the quarter ended June
                                                               29, 1996.

(23)              Consent of independent auditors              33
                  to incorporation of their report
                  in Registrant's Statements on
                  Form S-8 (File Nos. 2-73052,
                  2-77353, 33-5755, 33-21072, and
                  33-59347) and Form S-2
                  (File No. 33-30970)

(24)              Power of Attorney                            Not Applicable.

(27)              Financial Data Schedule                      34




The documents listed as Exhibits 10(a), 10(b), and 10(c) constitute management contracts or compensatory plans or arrangements.