Form 10-Q
period 1997-03-29
DAVEY TREE EXPERT CO
filed 1997-05-13
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 29, 1997                   Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


            OHIO                                       34-0176110
  (State of Incorporation)                  (IRS Employer Identification No.)


          1500 North Mantua Street
               P. O. Box 5193
                  Kent, OH                             44240-5193
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of May 9, 1997:  4,432,282

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                                    YES     X                NO
                                         ------                 ------

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                      Page No.
                                                                      --------

PART I:   FINANCIAL INFORMATION

   Item 1:    Financial Statements

              Consolidated Balance Sheets - Periods Ended March 29,
              1997, March 30, 1996 and December 31, 1996                   3

              Consolidated Statements of Earnings - Three Months
              Ended March 29, 1997 and March 30, 1996                      4

              Consolidated Statements of Cash Flows - Three Months
              Ended March 29, 1997 and March 30, 1996                      5

              Notes to Consolidated Financial Statements                   6

   Item 2:    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8

PART II:  OTHER INFORMATION                                               11

                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     MARCH 29,        MARCH 30,         DEC. 31,
                                                                       1997             1996              1996
                                                                  --------------    -------------    --------------
ASSETS                                                                    (UNAUDITED)
------                                                            ------------------------------
CURRENT ASSETS:
   Cash and Cash Equivalents                                      $          222    $         609    $          627
   Accounts Receivable                                                    42,336           37,483            39,805
   Operating Supplies                                                      2,920            2,687             2,477
   Prepaid Expenses and Other Assets                                       1,990            1,912             2,023
   Deferred Income Taxes                                                   1,729            2,635             1,786
                                                                  --------------    -------------    --------------
     Total Current Assets                                                 49,197           45,326            46,718

PROPERTY AND EQUIPMENT:
   Land and Land Improvements                                              6,154            6,227             6,178
   Buildings and Leasehold Improvements                                   16,594           17,012            16,682
   Equipment                                                             157,087          145,446           148,204
                                                                  --------------    -------------    --------------
                                                                         179,835          168,685           171,064
   Less Accumulated Depreciation                                         116,824          110,057           113,980
                                                                  --------------    -------------    --------------
   Net Property and Equipment                                             63,011           58,628            57,084

OTHER ASSETS AND INTANGIBLES                                               7,521            7,418             7,584
                                                                  --------------    -------------    --------------

     TOTAL ASSETS                                                 $      119,729    $     111,372    $      111,386
                                                                  ==============    =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts Payable                                                       13,863           13,457            11,564
   Accrued Liabilities                                                    14,213           14,913            12,944
   Income Taxes Payable                                                      420              779               218
   Notes Payable, Bank                                                       400              226                75
   Current Maturities of Long-Term Debt                                    7,585            9,477             2,634
                                                                  --------------    -------------    --------------
     Total Current Liabilities                                            36,481           38,852            27,435

LONG-TERM DEBT                                                            18,913           16,275            19,640

DEFERRED INCOME TAXES                                                      1,892            2,977             1,952

INSURANCE LIABILITIES                                                      9,507            6,191             9,007

OTHER LIABILITIES                                                            961              878               882
                                                                  --------------    -------------    --------------

     TOTAL LIABILITIES                                                    67,754           65,173            58,916
                                                                  --------------    -------------    --------------

SHAREHOLDERS' EQUITY:
   Preferred Shares - No Par Value;
     Authorized 4,000,000 Shares; None Issued                               -  -             -  -              -  -
   Common Shares - $1.00 Par Value; Authorized
     12,000,000 Shares; Issued 8,728,440 Shares at
     March 29, 1997, March 30, 1996 and December 31, 1996                  8,728            8,728             8,728
   Additional Paid-in Capital                                              3,897            3,472             3,876
   Retained Earnings                                                      75,149           68,141            75,324
                                                                  --------------    -------------    --------------
                                                                          87,774           80,341            87,928
LESS:
   Treasury Shares at cost:  4,233,074 Shares at
     March 29, 1997; 4,150,400 Shares at March 30, 1996;
     and 4,209,623 Shares at December 31, 1996                           (35,792)         (33,785)          (35,451)
   Subscriptions Receivable from Employees                                    (7)            (284)               (7)
   Future Contributions to ESOT                                                               (73)
                                                                  --------------    -------------    --------------
TOTAL SHAREHOLDERS' EQUITY                                                51,975           46,199            52,470
                                                                  --------------    -------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $      119,729    $     111,372    $      111,386
                                                                  ==============    =============    ==============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996
          (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 MARCH 29, 1997                       MARCH 30, 1996
                                                        -------------------------------      -------------------------------

REVENUES                                                $      60,377             100.0%     $       60,228            100.0%
                                                        -------------       -----------      --------------      -----------

COSTS AND EXPENSES:

   Operating                                                   43,205              71.6              43,885             72.9
   Selling                                                      8,040              13.3               7,826             13.0
   General and Administrative                                   4,395               7.3               4,170              6.9
   Depreciation and Amortization                                3,890               6.4               3,377              5.6
                                                        -------------       -----------      --------------      -----------

       TOTAL COSTS AND EXPENSES                                59,530              98.6              59,258             98.4
                                                        -------------       -----------      --------------      -----------

EARNINGS FROM OPERATIONS                                          847               1.4                 970              1.6

INTEREST EXPENSE                                                 (545)             (0.9)               (488)            (0.8)

OTHER INCOME - NET                                                172               0.3                 190              0.3
                                                        -------------       -----------      --------------      -----------

EARNINGS BEFORE INCOME TAXES                                      474               0.8                 672              1.1

INCOME TAXES                                                      195               0.3                 264              0.4
                                                        -------------       -----------      --------------      -----------

NET EARNINGS                                            $         279               0.5%     $          408              0.7%
                                                        =============       ===========      ==============      ===========

NET EARNINGS PER COMMON SHARE                           $        0.06                        $         0.09
                                                        =============                        ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                                 4,821,887                             4,764,054
                                                        =============                        ==============



See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             MARCH 29,             MARCH 30,
                                                                               1997                  1996
                                                                         ---------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Earnings                                                          $           279       $           408

   Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities:
       Depreciation                                                                3,797                 3,260
       Amortization                                                                   93                   117
       Deferred Income Taxes                                                          (3)                 (143)
       Other                                                                         (22)                  253
                                                                         ----------------      ---------------
                                                                                   4,144                 3,895
       Change in Operating Assets and Liabilities:
         Accounts Receivable                                                      (2,531)               (2,861)
         Other Assets                                                               (291)                 (664)
         Accounts Payable and Accrued Liabilities                                  3,568                 4,499
         Insurance Liabilities                                                       500                  (189)
         Other Liabilities                                                           281                (2,311)
                                                                         ---------------       ---------------
   Net Cash Provided by Operating Activities                                       5,671                 2,369
                                                                         ---------------       ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Sales of Property and Equipment                                     225                   215
   Acquisitions                                                                     (149)                 (820)
   Capital Expenditures:
     Land and Buildings                                                              (25)                 (346)
     Equipment                                                                    (9,972)               (7,154)
                                                                         ---------------       ---------------
   Net Cash Used In Investing Activities                                          (9,921)               (8,105)
                                                                         ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   ESOT Payment of Debt Guaranteed by the Company                                                           24
   Net Borrowings (Payments) Under Notes Payable, Bank                               325                  (174)
   Principal Payments of Long-Term Debt                                             (758)                 (885)
   Proceeds from Issuance of Long-Term Debt                                        4,982                 6,807
   Sales of Treasury Shares                                                           75
   Receipts from Stock Subscriptions                                                                        13
   Dividends Paid                                                                   (384)                 (323)
   Repurchase of Common Shares                                                      (395)                 (587)
                                                                         ---------------       ---------------
   Net Cash Provided By Financing Activities                                       3,845                 4,875
                                                                         ---------------       ---------------

NET CHANGE IN CASH AND EQUIVALENTS                                                  (405)                 (861)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         627                 1,470
                                                                         ---------------       ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $           222       $           609
                                                                         ===============       ===============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        THREE MONTHS ENDED MARCH 29, 1997

                                    UNAUDITED
                                    ---------

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements as of March 29, 1997 and March 30, 1996 have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

The earnings per common share was calculated by using the weighted average number of common shares outstanding, including common stock equivalents during the period.

NOTE 2 - RESULTS OF OPERATIONS

         Due to the seasonal nature of some of the Company's services, the results of operations for the quarters ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS

         On March 10, 1997 the Registrant paid a $.085 per share dividend to all shareholders of record at March 1, 1997. This compares to a $.07 per share dividend paid in the first quarter of 1996.

NOTE 4 - ACCRUED LIABILITIES

         Accrued liabilities consisted of:

                                                                 MARCH 29,          MARCH 30,           DEC. 31,
                                                                   1997               1996                1996
                                                              -------------       -------------      --------------
                                                                             (DOLLARS IN THOUSANDS)

                  Compensation                                $       3,525       $       3,573      $        4,009
                  Vacation                                            1,848               1,807               1,620
                  Insurance Liabilities                               6,677               6,887               6,105
                  Taxes, other than taxes on income                   1,601               1,673                 600
                  Other                                                 562                 973                 610
                                                              -------------       -------------      --------------
                                                              $      14,213       $      14,913      $       12,944
                                                              =============       =============      ==============

NOTE 5 - LONG-TERM DEBT

         Long-term debt consisted of:

                                                                 MARCH 29,          MARCH 30,         DEC. 31,
                                                                   1997               1996              1996
                                                              -------------       -------------    --------------
                                                                             (DOLLARS IN THOUSANDS)
                  Revolving Credit Agreement:
                    Prime rate borrowings                     $       3,100       $       2,900    $       3,100
                    London Interbank Offered Rate
                      (LIBOR) borrowings                             16,000              12,800           11,000
                    Term note agreement                               6,600               9,000            7,200
                                                              -------------       -------------    -------------
                                                                     25,700              24,700           21,300

                  Long-term debt of ESOT                                - -                  73              - -
                  Subordinated notes - stock redemption                 396                 554              515
                  Term loans and others                                 402                 425              459
                                                              -------------       -------------    -------------
                                                                     26,498              25,752           22,274

                  Less current maturities                             7,585               9,477            2,634
                                                              -------------       -------------    -------------

                                                              $      18,913       $      16,275    $      19,640
                                                              =============       =============    =============

NOTE 6 - ACQUISITIONS

         In the first quarter of 1997 and 1996, the Registrant acquired assets of organizations which provide horticultural services for a purchase price of $149,000 and $820,000 respectively, and accounted for the transactions as purchases. Their results of operations, which were not material, have been included in the accompanying financial statements from their respective acquisition dates. Goodwill and other intangibles recognized in connection with these purchases are being amortized over three to fifteen years.

NOTE 7 - STOCK SPLIT

         On September 27, 1996, the Registrant's board of directors declared a 2 for 1 stock split. The additional shares as a result of the split were distributed on October 10, 1996 to shareholders of record as of October 1, 1996. Common shares issued, treasury shares, and per common share amounts have been restated for all periods presented to give retroactive effect to the stock split.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. FASB Statement 128 becomes effective for interim and annual financial statements issued after December 15, 1997. This statement changes the current standard for computing earnings per share (EPS) found in APB No. 15 and requires the dual presentation of "basic" and "diluted" EPS on the face of the income statement and requires certain footnote disclosures. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that share in the earnings of the Company. Since the Company's outstanding stock options are currently included in the computation of EPS, the diluted EPS to be reported under the new standard will be substantially the same amount as is currently reported.

                          THE DAVEY TREE EXPERT COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                        THREE MONTHS ENDED MARCH 29, 1997

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $5,671,000 in the first quarter of 1997, a net increase of $3,302,000 when compared to the $2,369,000 provided last year. The net improvement was mainly due to higher depreciation, a lower increase in accounts receivable and other assets, increases in insurance and other liabilities, partially offset by a lower increase in accounts payable and accrued liabilities.

Net earnings for the first quarter totaled $279,000, and were only $129,000 less than last year. Given the seasonal nature of its business, the Registrant has historically incurred significant losses in the first quarter of each year. Several factors contributed to the deviation from this norm in both 1997 and 1996. In both years, earnings in the Registrant's Utility and Consulting services were favorably influenced by additional work obtained with its major Western U.S. customer. Similarly, Residential service revenues were approximately level with last year, the result of a continued focus on sales and a generally strong economy. Despite this stable base of revenues, Residential operating losses in the current year were greater than in 1996 primarily due to some emergency snow removal work obtained in March of last year in the eastern U.S. Finally, Commercial service revenues increased over 1996, their first year of operation, and operating losses were reduced commensurately.

Depreciation expense of $3,797,000 was $537,000 higher than in 1996, due to a relatively higher level of capital expenditures in the current and prior two years.

Accounts receivable increased $2,531,000, $330,000 less than that experienced in 1996. Also, even though certain collections were realized in the first quarter, the Registrant's days outstanding increased 7.2 days to 59.7 days when compared to the same period last year, and remain at the same level as year end 1996. This growth in days outstanding is mainly attributable to the increase in amounts due as a result of additional work obtained with its major Western U.S. customer; the Registrant anticipates that these amounts, as well as days outstanding, will be gradually reduced over the balance of 1997. The Registrant continues to focus its efforts on such reductions, and is not concerned as to the overall collectibility of accounts.

Other assets used $291,000, a $373,000 decrease when compared to the $664,000 used in the first quarter of last year. The decrease was primarily due to a smaller increase in operating supplies in the current year.

Accounts payable and accrued liabilities provided $3,568,000 in cash, a net decrease of $931,000 when compared to last year. This net decline was primarily attributable to lower required accruals for the Registrant's Western Utility and Consulting services operations.

The long-term portion of insurance liabilities provided $500,000, a $689,000 net increase when compared to the first quarter of 1996. When combined with the current portion of insurance liabilities which are reflected in accrued liabilities, the Registrant's self insured liabilities have increased approximately $1,000,000 since year end 1996, primarily due to accruals associated with the addition of its auto and general liability exposures to the self insured program in the second half of last year, coupled with a temporary delay in claims payments resulting from the September 1996 transition to the Registrant's new excess insurer and claims administrator. Despite this increase, the Registrant continues to benefit from favorable claims experience and stabilization in the level of estimated ultimate costs resulting from a relatively mature self insurance program.

Other liabilities provided $281,000, a $2,592,000 net increase when compared to the $2,311,000 used in 1996. The net increase was the result of an acceleration in estimated income tax payments last year.

Investing activities used $9,921,000, an increase of $1,816,000 when compared to last year. The increase was attributable to higher capital expenditures necessitated by growth in the Registrant's Residential and Commercial services, as well as to sustain existing Utility operations. The Registrant believes its capital budget of approximately $20,500,000 is consistent with its plan to expand services, maintain equipment on existing operations, and provide for suitable branch office facilities.

Financing activities provided $3,845,000, $1,030,000 less than that provided in 1996. The reduction was due to a lower increase in the level of borrowings under the Registrant's revolving credit agreement in 1997, principally resulting from the increase in cash provided by operating activities.

At March 29, 1997, the Registrant's principal source of liquidity consisted of $222,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $3,807,000 of which $673,000 had been drawn and a revolving credit agreement in the amount of $35,000,000, of which $19,100,000 had been drawn and $8,110,000 was considered drawn to cover outstanding standby letters of credit. The Registrant is in the process of negotiating with its principal banks to allow for more favorable pricing under its existing credit facility, as well as to provide an additional $5,000,000 temporary line of credit. Including this line of credit and the outstanding term note agreement of $6,600,000, the Registrant's credit facilities will total $49,807,000. Accordingly, the Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS

Revenues of $60,377,000 increased $149,000 when compared to the $60,228,000 generated in the first quarter of 1996. As previously discussed, revenues remain relatively strong in the Registrant's Utility, Consulting, and Residential services.

Operating costs declined both in dollars and as a percentage of revenues when compared with 1996 first quarter results. At $43,205,000, operating costs declined $680,000 from last year's level of $43,885,000 and as a percentage of revenues they declined 1.3% to 71.6%. The percentage reduction was primarily the result of lower operating costs associated with relatively higher Residential and Consulting service revenues. These services, when compared to other services, favorably influence operating costs because they are generally higher priced services with inherently higher gross margins and attendent lower operating costs. Consulting services in particular are far less capital intensive and any increase in these revenues relative to the Registrant's other services will benefit its cost structure.

For the quarter, selling costs of $8,040,000 increased $214,000, and as a percentage of revenues increased .3% to 13.3%, when compared to last year. This increase was mainly the result of local advertising and promotional expenses associated with the Registrant's marketing efforts for its Residential, Commercial and Consulting services.

General and Administrative costs increased by $225,000 and as a percentage of revenues they increased .4% to 7.3%. The increase was mainly attributable to costs related to the Registrant's continued upgrade of its information service technologies, along with costs related to the expansion of its Commercial and Consulting services.

Depreciation and Amortization expense of $3,890,000 increased $513,000 or .8% as a percentage of revenues when compared to the prior year. Both the dollar and percent increase resulted from higher capital expenditures in the current and two preceding years, primarily for equipment to support Utility, Residential and Commercial services. The Registrant anticipates that depreciation expense will approximate $15,000,000 in 1997.

Interest expense of $545,000 increased $57,000 when compared to the $488,000 incurred last year, and as a percentage of revenues it increased .1% to .9%. The increase was mainly caused by higher debt levels in the current year, as well as slightly higher interest rates associated with the Registrant's LIBOR-based borrowings.

As a result of the above factors, earnings before income taxes were $474,000 or
 .8% of revenues, a decrease of $198,000 or .3% as a percentage of revenues when compared to the first quarter of 1996. Effective income tax rates of 41.1% and 39.3% were used to compute income tax expense in 1997 and 1996, respectively.

The Registrant's net earnings of $279,000 were $129,000 lower than the $408,000 earned in 1996. As a percentage of revenues, the current year net declined .2% to .5%.

                          THE DAVEY TREE EXPERT COMPANY



                           PART II: OTHER INFORMATION
                           --------------------------

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

                                         THE DAVEY TREE EXPERT COMPANY



                                   BY:   /s/ David E. Adante
                                            --------------------------
                                             David E. Adante
                                             Executive Vice President, CFO and
                                             Secretary-Treasurer


                                   BY:   /s/ Bradley L. Comport
                                            --------------------------
                                             Bradley L. Comport
                                             Corporate Controller

May 13, 1996