Form 10-Q
period 1997-06-28
DAVEY TREE EXPERT CO
filed 1997-08-12
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 28, 1997                    Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


                    OHIO                                  34-0176110
          (State of Incorporation)             (IRS Employer Identification No.)


          1500 North Mantua Street
               P. O. Box 5193
                  Kent, OH                                44240-5193
  (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of August 7, 1997:  4,369,522

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                                    YES    X     NO
                                         -----      -----

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                                        Page No.
                                                                                        --------

PART I:           FINANCIAL INFORMATION

     Item 1:      Financial Statements

                  Consolidated Balance Sheets - Periods Ended June 28,
                  1997, June 29, 1996 and December 31, 1996                                 3

                  Consolidated Statements of Net Earnings - Three Months
                  Ended June 28, 1997 and June 29, 1996                                     4

                  Consolidated Statements of Net Earnings - Six Months
                  Ended June 28, 1997 and June 29, 1996                                     5

                  Consolidated Statements of Cash Flows - Six Months
                  Ended June 28, 1997 and June 29, 1996                                     6

                  Notes to Consolidated Financial Statements                                7

     Item 2:      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             9

PART II:          OTHER INFORMATION

     Item 4:      Submission of Matters to a Vote of Security Holders                      11

     Item 6:      Exhibits and Reports on Form 8-K                                         11

                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     JUNE 28,       JUNE 29,          DEC. 31,
                                                                       1997           1996              1996
                                                                  ------------     ------------    ---------
ASSETS
------
CURRENT ASSETS:
   Cash and Cash Equivalents                                      $        155     $      1,947    $        627
   Accounts Receivable                                                  50,123           43,232          39,805
   Operating Supplies                                                    2,936            2,670           2,477
   Prepaid Expenses and Other Assets                                     1,802            1,594           2,023
   Deferred Income Taxes                                                 1,729            2,635           1,786
                                                                  ------------     ------------    ------------
     Total Current Assets                                               56,745           52,078          46,718

PROPERTY AND EQUIPMENT:
   Land and Land Improvements                                            6,154            6,226           6,178
   Buildings and Leasehold Improvements                                 16,605           17,137          16,682
   Equipment                                                           162,953          148,109         148,204
                                                                  ------------     ------------    ------------
                                                                       185,712          171,472         171,064
   Less Accumulated Depreciation                                       120,387          112,890         113,980
                                                                  ------------     ------------    ------------
   Net Property and Equipment                                           65,325           58,582          57,084
                                                                  ------------     ------------    ------------

OTHER ASSETS AND INTANGIBLES                                             7,217            7,246           7,584
                                                                  ------------     ------------    ------------

     TOTAL ASSETS                                                 $    129,287     $    117,906    $    111,386
                                                                  ============     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts Payable                                               $     14,856     $     11,401    $     11,564
   Accrued Liabilities                                                  17,698           18,164          12,944
   Income Taxes Payable                                                  2,364            1,867             218
   Notes Payable, Bank                                                     550              110              75
   Current Maturities of Long-Term Debt                                  9,496           10,863           2,634
                                                                  ------------     ------------    ------------
     Total Current Liabilities                                          44,964           42,405          27,435

LONG-TERM DEBT                                                          18,256           15,520          19,640

DEFERRED INCOME TAXES                                                    1,892            3,182           1,952

INSURANCE LIABILITIES                                                   10,349            6,849           9,007

OTHER LIABILITIES                                                          558              792             882
                                                                  ------------     ------------    ------------

     TOTAL LIABILITIES                                                  76,019           68,748          58,916
                                                                  ------------     ------------    ------------

SHAREHOLDERS' EQUITY:
   Preferred Shares - No Par Value;                                       -  -             -  -            -  -
     Authorized 4,000,000 Shares; None Issued
   Common Shares - $1.00 Par Value; Authorized
     12,000,000 Shares; Issued 8,728,440 Shares at
     June 28, 1997, June 29, 1996 and December 31, 1996                  8,728            8,728           8,728
   Additional Paid-in Capital                                            4,154            3,619           3,876
   Retained Earnings                                                    79,292           71,381          75,324
                                                                  ------------     ------------    ------------
                                                                        92,174           83,728          87,928
LESS:
   Treasury Shares at cost:  4,357,820 Shares at
     June 28, 1997; 4,172,634 Shares at June 29, 1996;
     and 4,209,623 Shares at December 31, 1996                         (38,899)         (34,247)        (35,451)
   Subscriptions Receivable from Employees                                  (7)            (275)             (7)
   Future Contributions to ESOT                                                             (48)
                                                                  ------------     ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                              53,268           49,158          52,470
                                                                  ------------     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $    129,287     $    117,906    $    111,386
                                                                  ============     ============    ============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                   CONSOLIDATED STATEMENTS OF NET EARNINGS
               THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          June 28, 1997                     June 29, 1996
                                                                -------------------------------      ---------------------------

REVENUES                                                        $      82,331             100.0%     $       74,064        100.0%
                                                                -------------       -----------      --------------      -------

COSTS AND EXPENSES:

   Operating                                                           54,449              66.1              50,443         68.1
   Selling                                                              9,947              12.1               8,997         12.1
   General and Administrative                                           5,188               6.3               4,336          5.9
   Depreciation and Amortization                                        4,290               5.2               3,654          4.9
                                                                -------------       -----------      --------------      -------

       TOTAL COSTS AND EXPENSES                                        73,874              89.7              67,430         91.0
                                                                -------------       -----------      --------------      -------

EARNINGS FROM OPERATIONS                                                8,457              10.3               6,634          9.0

INTEREST EXPENSE                                                         (610)             (0.8)               (592)        (0.8)

OTHER INCOME/(EXPENSE) - NET                                             (182)             (0.2)                (38)        (0.1)
                                                                --------------      ------------     --------------      -------

EARNINGS BEFORE INCOME TAXES                                            7,665               9.3               6,004          8.1

INCOME TAXES                                                            3,142               3.8               2,361          3.2
                                                                -------------       -----------      --------------      -------

NET EARNINGS                                                    $       4,523               5.5%     $        3,643          4.9%
                                                                =============       ===========      ==============      =======

NET EARNINGS PER COMMON SHARE                                   $        0.97                        $         0.77
                                                                =============                        ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                                         4,653,179                             4,717,078
                                                                =============                        ==============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                   CONSOLIDATED STATEMENTS OF NET EARNINGS
                SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          June 28, 1997                        June 29, 1996
                                                                -------------------------------      -----------------------

REVENUES                                                        $     142,708             100.0%     $      134,292         100.0%
                                                                -------------       -----------      --------------      --------

COSTS AND EXPENSES:

   Operating                                                           97,654              68.5              94,328          70.2
   Selling                                                             17,987              12.6              16,823          12.5
   General and Administrative                                           9,583               6.7               8,506           6.3
   Depreciation and Amortization                                        8,180               5.7               7,031           5.3
                                                                -------------       -----------      --------------      --------

       TOTAL COSTS AND EXPENSES                                       133,404              93.5             126,688          94.3
                                                                -------------       -----------      --------------      --------

EARNINGS FROM OPERATIONS                                                9,304               6.5               7,604           5.7

INTEREST EXPENSE                                                       (1,155)             (0.8)             (1,080)         (0.8)

OTHER INCOME/(EXPENSE) - NET                                              (10)               --                 152           0.1
                                                                --------------      -----------      --------------      --------

EARNINGS BEFORE INCOME TAXES                                            8,139               5.7               6,676           5.0

INCOME TAXES                                                            3,337               2.3               2,625           2.0
                                                                -------------       -----------      --------------      --------

NET EARNINGS                                                    $       4,802               3.4%     $        4,051           3.0%
                                                                =============       ===========      ==============      ========

NET EARNINGS PER COMMON SHARE                                   $        1.02                        $         0.85
                                                                =============                        ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, INCLUDING
   COMMON STOCK EQUIVALENTS                                         4,707,759                             4,740,566
                                                                =============                        ==============


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                             JUNE 28,              JUNE 29,
                                                                               1997                  1996
                                                                         ---------------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Earnings                                                          $         4,802       $         4,051

   Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities:
       Depreciation                                                                7,999                 6,820
       Amortization                                                                  181                   211
       Deferred Income Taxes                                                          (3)                   62
       Other                                                                        (109)                   77
                                                                         ----------------      ---------------
                                                                                  12,870                11,221
       Change in Operating Assets and Liabilities:
         Accounts Receivable                                                     (10,318)               (8,610)
         Other Assets                                                                 97                  (251)
         Accounts Payable and Accrued Liabilities                                  8,046                 5,694
         Insurance Liabilities                                                     1,342                   469
         Other Liabilities                                                         1,822                (1,309)
                                                                         ---------------       ---------------
   Net Cash Provided by Operating Activities                                      13,859                 7,214
                                                                         ---------------       ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Sales of Property and Equipment                                     508                   350
   Acquisitions                                                                     (149)                 (820)
   Capital Expenditures:
     Land and Buildings                                                              (53)                 (475)
     Equipment                                                                   (16,659)              (10,561)
                                                                         ---------------       ---------------
   Net Cash Used In Investing Activities                                         (16,353)              (11,506)
                                                                         ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   ESOT Payment of Debt Guaranteed by the Company                                                           49
   Net Borrowings (Payments) Under Notes Payable, Bank                               475                  (290)
   Principal Payments of Long-Term Debt                                           (1,417)               (1,498)
   Proceeds from Issuance of Long-Term Debt                                        6,895                 8,051
   Sales of Treasury Shares                                                          686                   517
   Receipts from Stock Subscriptions                                                                        22
   Dividends Paid                                                                   (761)                 (663)
   Repurchase of Common Shares                                                    (3,856)               (1,419)
                                                                         ---------------       ---------------
   Net Cash Provided By Financing Activities                                       2,022                 4,769
                                                                         ---------------       ---------------

NET CHANGE IN CASH AND EQUIVALENTS                                                  (472)                  477
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         627                 1,470
                                                                         ---------------       ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $           155       $         1,947
                                                                         ===============       ===============

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                         SIX MONTHS ENDED JUNE 28, 1997

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited Consolidated Financial Statements as of June 28, 1997 and June 29, 1996 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Net earnings per common share was calculated by using the weighted average number of common shares outstanding, including common stock equivalents, during the period.

NOTE 2 - RESULTS OF OPERATIONS
------------------------------

         Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended June 28, 1997 and June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS
------------------

         On June 10, 1997 the Registrant paid a $.085 per share dividend to all shareholders of record at June 1, 1997. This compares to a $.075 per share dividend paid in the second quarter of 1996. For the six months ended June 28, 1997, the Registrant paid cumulative dividends of $.17 per share to all shareholders of record. This compared to a $.145 cumulative per share dividend paid in the first half of 1996.

NOTE 4 - ACCRUED LIABILITIES
----------------------------

         Accrued liabilities consisted of:

                                                                 JUNE 28,           JUNE 29,          DEC. 31,
                                                                   1997               1996              1996
                                                              -------------       -------------    ---------
                                                                             (DOLLARS IN THOUSANDS)

                  Compensation                                $       5,779       $       4,841    $       4,009
                  Vacation                                            2,175               2,242            1,620
                  Insurance Liabilities                               6,562               7,847            6,105
                  Taxes, other than taxes on income                   1,638               1,546              600
                  Other                                               1,544               1,688              610
                                                              -------------       -------------    -------------
                                                              $      17,698       $      18,164    $      12,944
                                                               ============        ============     ============

NOTE 5 - LONG-TERM DEBT
-----------------------

         Long-term debt consisted of:

                                                                 JUNE 28,           JUNE 29,          DEC. 31,
                                                                   1997               1996              1996
                                                              -------------       -------------    ---------
                                                                             (DOLLARS IN THOUSANDS)

                  Revolving Credit Agreement:
                    Prime rate borrowings                     $       3,000       $       2,900    $       3,100
                    London Interbank Offered Rate
                      (LIBOR) borrowings                             18,000              14,100           11,000
                  Term note agreement                                 6,000               8,400            7,200
                                                              -------------       -------------    -------------
                                                                     27,000              25,400           21,300

                  Long-term debt of ESOT                                ---                  48              ---
                  Subordinated notes - stock redemption                 357                 515              515
                  Term loans and others                                 395                 420              459
                                                              -------------       -------------    -------------
                                                                     27,752              26,383           22,274

                  Less current maturities                             9,496              10,863            2,634
                                                              -------------       -------------    -------------

                                                              $      18,256       $      15,520    $      19,640
                                                              =============       =============    =============

NOTE 6 - ACQUISITIONS
---------------------

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

NOTE 7 - STOCK SPLIT
--------------------

         On September 27, 1996, the Registrant's board of directors declared a 2 for 1 stock split. The additional shares as a result of the split were distributed on October 10, 1996 to shareholders of record as of October 1, 1996. Common shares issued, treasury shares, and per common share amounts have been restated for all periods presented to give retroactive effect to the stock split.

NOTE 8 - INTEREST RATE RISK MANAGEMENT
--------------------------------------

         The Company has entered into an interest rate exchange agreement
(swap) to modify the interest rate characteristics of the Company's long term variable interest rate debt. The swap is accounted for using the settlement method or the "matched swap" method in which the periodic net cash settlements of the swap agreement are recognized in interest expense when they accrue. An interest rate swap is considered to be a matched swap if it is linked through designation with an asset or liability provided that it has the opposite interest rate characteristics of the asset or liability. Generally, if the asset or liability that is linked to the swap matures or is extinguished, or if the swap no longer qualifies for settlement accounting the swap will be marked to market through income. The swap term is matched with the term of the long term debt. If the Company decided to terminate the interest rate swap agreement any resulting gain or loss would be deferred and amortized over the original life of the swap contract or recognized with the offsetting gain or loss of the hedged transaction.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

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

         In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general -purpose financial statements, but does not address either issues of recognition or measurement. It is effective for fiscal years beginning after December 15, 1997. The only item that will impact the Registrant's display of comprehensive income will be net adjustments for foreign currency translation, which have previously been reported within the statement of shareholders equity.

         In June the FASB also issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. It becomes effective for fiscal years beginning after December 15, 1997 and requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders, as well as other information regarding products and services, geographic information, and major customers.

                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

                         SIX MONTHS ENDED JUNE 28, 1997

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities provided $13,859,000 for the first six months of 1997, an increase of $6,645,000 when compared to the $7,214,000 provided last year. The net improvement was primarily due to higher net earnings and depreciation, as well as increases in accounts payable and accrued liabilities, insurance liabilities, and other liabilities, partially offset by an increase in accounts receivable.

Net earnings for the first six months totaled $4,802,000, $751,000 more than the $4,051,000 generated last year. All of the Registrant's services contributed to the increase; Utility and Consulting services continue to be positively influenced by additional work with its major U.S. customer, while the strength of Residential services continues to reflect the favorable results derived from focused sales efforts and a generally sound economy. Commercial services has made significant improvements in revenues and operating earnings when compared to 1996, its inaugural year of operation.

Depreciation expense of $7,999,000 was $1,179,000 higher than in 1996 mainly due to a relatively higher level of capital expenditures in the current and preceding two years.

Accounts payable and accrued liabilities provided $8,046,000, $2,352,000 more than last year. The increase is mainly a function of higher trade accounts payable and accruals associated with the increased levels of revenue and profitability.

The long-term portion of insurance liabilities provided $1,342,000, an $873,000 net increase when compared to the first six months of 1996. When combined with the current portion of insurance liabilities, which are reflected in accrued liabilities, the Registrant's self-insured liabilities have increased $1,799,000 since year end 1996, mainly due to accruals associated with the addition of its auto and general liability exposures to the self insured program in the second half of last year, and a continuation of the temporary delay in claim payments resulting from the 1996 transition to the Registrant's new excess insurer and claims administrator. Despite the overall increase, the Registrant continues to benefit from favorable claims experience and a stabilization in the level of estimated ultimate costs resulting from a relatively mature self-insurance program.

Other liabilities provided $1,822,000 in cash during the first six months of 1997, a net increase of $3,131,000 when compared to the $1,309,000 used in 1996. The net increase is a result of an acceleration in estimated income tax payments last year.

Accounts receivable increased $10,318,000, $1,708,000 more than last year. Despite this increase, the Registrant's days outstanding of 53.9 days represent an improvement of 5.8 days from March 29, 1997 and year end 1996, although they are up slightly from the June 1996 level of 53.0 days. The reduction in days outstanding from the prior two quarters is primarily attributable to improved collections in utility services generally, as well as an increase in the payments received from the Registrant's major U.S. customer. It is anticipated that these amounts, as well as days outstanding, will be gradually reduced over the balance of 1997. The Registrant continues to focus its efforts on such reductions, and is not concerned as to the overall collectibility of accounts.

Investing activities used $16,353,000 in cash, an increase of $4,847,000 when compared to the $11,506,000 used last year. The increase was attributable to higher capital expenditures in the current year necessitated by the growth in Residential and Commercial services, as well as to sustain existing Utility operations. The Registrant believes its capital budget of approximately $22,000,000 is consistent with its plan to expand services, maintain equipment on existing operations, and provide for suitable branch office facilities.

Financing activities provided $2,022,000, a decrease of $2,747,000 when compared to the $4,769,000 provided last year. The decrease was primarily attributable to an increase in the Registrant's repurchase of its common shares, a significant portion of which was shares redeemed from a trust that had been established by a former employee's family.

At June 28, 1997, the Registrant's principal source of liquidity consisted of $155,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $3,808,000 of which $550,000 had been used at the end of the period; a revolving credit agreement in the amount of $35,000,000, of which $21,000,000 had been drawn and $8,977,000 was considered drawn to cover outstanding standby letters of credit; and a $5,000,000 temporary line of credit which has not been used. Including the outstanding balance on the term note agreement of $6,000,000, the Registrant's credit facilities now total $49,808,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS

Revenues of $142,708,000 for the first six months of 1997 increased $8,416,000 or 6.3% when compared to the same period in 1996. Second quarter revenues of $82,331,000 exceeded last year by $8,267,000 or approximately 11%. These increases, as previously stated, were mainly due to higher revenues earned by the Registrant's Utility and Consulting services with its major U.S. customer, as well as higher Residential and Commercial service revenues. The Registrant anticipates that revenues over the balance of the current year will exceed last years levels by approximately the same rate as that experienced during the first six months.

As a percentage of sales, operating costs declined from 68.1 % to 66.1% and from 70.2% to 68.5% in the quarter and first six months respectively. These reductions result primarily from lower operating costs associated with relatively higher Residential and Consulting service revenues. These services, when compared to other services, favorably influence operating costs because they are generally higher priced services with inherently higher gross margins and attendant lower operating costs. In particular, Consulting services are far less capital intensive and the increase in these revenues relative to the Registrant's other services during the first six months have benefited its cost structure. Accordingly, given the seasonality of Residential services, the Registrant expects that operating costs, as a percentage of revenues, will increase somewhat over the balance of 1997.

For the quarter, selling costs of $9,947,000 were $950,000 higher than last year, but at 12.1% remained even with last year as a percentage of revenues. Year-to-date, as a percentage of revenues, these costs increased slightly from 12.5% to 12.6%. The small percentage increase was primarily the result of higher commissions and branch office expenses associated with higher Residential and Commercial service revenues, as well as increased travel and other sales costs pertaining to the Registrant's Consulting services.

As a percentage of revenues, general and administrative costs increased from 5.9% to 6.3% and 6.3% to 6.7% in the second quarter and year to date, respectively. The increases were principally due to expenditures related to the Registrant's continued upgrade of its information service technologies, as well as costs related to the expansion of its Commercial and Consulting services.

Depreciation and amortization for the first half of 1997 of $8,180,000 was $1,149,000 higher than last year or .4% as a percentage of revenues. The dollar and percentage increases are the result of higher capital expenditures in the current and two preceding years, primarily for equipment to support Utility, Residential and Commercial services. The Registrant anticipates that depreciation expense will approximate $16,000,000 in 1997.

Interest expense of $1,155,000 increased $75,000 when compared to the $1,080,000 incurred last year, but as a percentage of revenues, it remained constant at
 .8%. The dollar increase was primarily attributable to higher debt levels in 1997.

As a result of the above factors, earnings before income taxes for the first six months were $8,139,000 or 5.7% as a percentage of revenues, compared to $6,676,000 or 5.0% in 1996. Effective income tax rates of 41.0% and 39.3% were used to compute the tax provisions for 1997 and 1996, respectively.

The Registrant's year to date net earnings of $4,802,000 increased $751,000 or .4% as a percentage of revenues when compared to last year.

                          THE DAVEY TREE EXPERT COMPANY

                           PART II: OTHER INFORMATION
                           --------------------------


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 20, 1997, the Registrant held its annual meeting of shareholders. The shareholders voted to:

           a. Elect the following persons to serve as directors for a term to expire on the date of the annual meeting in 2000:

                                       Richard E. Dunn
                                       William D. Ginn
                                       Richard S. Gray
                                       Thomas Murdough, Jr.

ITEM 5: On May 21, 1997 the board of directors elected R. Douglas Cowan Chairman, President and CEO. John W. Joy, formerly Chairman of the board, continues as a member of the board of directors. These actions are in line with the management succession plans established by the board of directors and management.

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



                                         THE DAVEY TREE EXPERT COMPANY



                                   BY:/s/David E. Adante
                                         --------------------------------------
                                         David E. Adante
                                         Executive Vice President, CFO and
                                         Secretary-Treasurer


                                   BY:/s/Bradley L. Comport
                                         --------------------------------------
                                         Bradley L. Comport
                                         Corporate Controller

August 11, 1997