Form 10-Q
period 1997-09-27
DAVEY TREE EXPERT CO
filed 1997-11-10
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 27, 1997          Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


          OHIO                                         34-0176110
(State of Incorporation)                   (IRS Employer Identification No.)


1500 North Mantua Street
     P. O. Box 5193
        Kent, OH                                       44240-5193
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of November 7, 1997:  4,267,169

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                    YES     X            NO
                         -------            -------

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                 Page No.
                                                                 --------
PART I:   FINANCIAL INFORMATION

  Item 1: Financial Statements

          Consolidated Balance Sheets - As of September 27, 1997,
          September 28, 1996 and December 31, 1996                   3

          Consolidated Statements of Net Earnings - Three
          Months Ended September 27, 1997 and September 28, 1996     4

          Consolidated Statements of Net Earnings - Nine Months
          Ended September 27, 1997 and September 28, 1996            5

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 27, 1997 and September 28, 1996            6

          Notes to Consolidated Financial Statements                 7

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations             10

PART II:  OTHER INFORMATION

  Item 4: Submission of Matters to a Vote of Security Holders       13

  Item 5: Other Information                                         13

  Item 6: Exhibits and Reports on Form 8-K                          13


                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                   -----------

                                           Sept. 27,  Sept. 28,   Dec. 31,
                                              1997       1996       1996
                                           ---------  ---------  ---------
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                $     991   $     278   $     627
  Accounts Receivable                         51,816      46,864      39,805
  Operating Supplies                           2,617       2,526       2,477
  Prepaid Expenses and Other Assets            2,371       2,178       2,023
  Deferred Income Taxes                        1,729       2,635       1,786
                                           ---------   ---------   ---------
     Total Current Assets                     59,524      54,481      46,718

PROPERTY AND EQUIPMENT:
  Land and Land Improvements                   6,232       6,208       6,178
  Buildings and Leasehold Improvements        16,753      17,207      16,682
  Equipment                                  162,177     145,976     148,204
                                           ---------   ---------   ---------
                                             185,162     169,391     171,064
  Less Accumulated Depreciation              121,623     112,455     113,980
                                           ---------   ---------   ---------
  Net Property and Equipment                  63,539      56,936      57,084
                                           ---------   ---------   ---------

OTHER ASSETS AND INTANGIBLES                   8,048       6,899       7,584
                                           ---------   ---------   ---------

     TOTAL ASSETS                          $ 131,111   $ 118,316   $ 111,386
                                           =========   =========   =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                         $  12,973   $  10,142   $  11,564
  Accrued Liabilities                         19,679      18,468      12,944
  Income Taxes Payable                         3,012         973         218
  Notes Payable, Bank                                      1,160          75
  Current Maturities of Long-Term Debt         7,886      10,695       2,634
                                           ---------   ---------   ---------
     Total Current Liabilities                43,550      41,438      27,435

LONG-TERM DEBT                                18,317      14,982      19,640

DEFERRED INCOME TAXES                          1,892       3,122       1,952

INSURANCE LIABILITIES                         10,701       6,473       9,007

OTHER LIABILITIES                                635         739         882
                                           ---------   ---------   ---------


     TOTAL LIABILITIES                        75,095      66,754      58,916
                                           ---------   ---------   ---------

SHAREHOLDERS' EQUITY:
  Preferred Shares - No Par Value;              -  -        -  -        -  -
     Authorized 4,000,000 Shares;
     None Issued
  Common Shares - $1.00 Par Value;
     Authorized 12,000,000 Shares;
     Issued 8,728,440 Shares at
     September 27, 1997, September 28, 1996
     and December 31, 1996                     8,728       8,728       8,728
  Additional Paid-in Capital                   4,164       3,643       3,876
  Retained Earnings                           82,930      74,086      75,324
                                           ---------   ---------   ---------
                                              95,822      86,457      87,928
LESS:
  Treasury Shares at cost:
     4,396,719 Shares at September 27, 1997;
     4,208,326 Shares at September 28, 1996;
     and 4,209,623 Shares at
     December 31, 1996                       (39,806)    (34,855)    (35,451)
  Subscriptions Receivable from Employees                    (16)         (7)
  Future Contributions to ESOT                               (24)
                                           ---------   ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                    56,016      51,562      52,470
                                           ---------   ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 131,111   $ 118,316   $ 111,386
                                           =========   =========   =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
          THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                  September 27, 1997    September 28, 1996
                                  ------------------    ------------------

REVENUES                           $   81,066   100.0%  $   70,337  100.0%
                                   ----------  ------   ----------  -----
COSTS AND EXPENSES:

 Operating                             53,950    66.6       47,604   67.7
 Selling                               11,050    13.6        9,290   13.2
 General and Administrative             4,256     5.2        4,148    5.9
 Depreciation and Amortization          4,537     5.6        3,736    5.3
                                   ----------  ------   ----------  -----

   TOTAL COSTS AND EXPENSES            73,793    91.0       64,778   92.1

EARNINGS FROM OPERATIONS                7,273     9.0        5,559    7.9

INTEREST EXPENSE                         (603)   (0.8)        (558)  (0.8)

OTHER INCOME/(EXPENSE) - NET             (110)   (0.1)         (18)   ---
                                   ----------  ------   ----------  -----

EARNINGS BEFORE INCOME TAXES            6,560     8.1        4,983    7.1

INCOME TAXES                            2,689     3.3        1,957    2.8
                                   ----------  ------   ----------  -----

NET EARNINGS                       $    3,871     4.8%  $    3,026    4.3%
                                   ==========  ======   ==========  =====

NET EARNINGS PER COMMON SHARE      $     0.79           $     0.61
                                   ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 INCLUDING COMMON STOCK
 EQUIVALENTS                        4,921,005            4,955,874
                                   ==========           ==========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
           NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                   September 27, 1997   September 28, 1996
                                   ------------------   ------------------

REVENUES                           $  223,774   100.0%  $  204,629  100.0%
                                   ----------  ------   ----------  -----

COSTS AND EXPENSES:

 Operating                            151,604    67.7      141,932   69.3
 Selling                               29,037    13.0       26,113   12.8
 General and Administrative            13,839     6.2       12,654    6.2
 Depreciation and Amortization         12,717     5.7       10,767    5.3
                                   ----------  ------   ----------  -----

   TOTAL COSTS AND EXPENSES           207,197    92.6      191,466   93.6
                                   ----------  ------   ----------  -----

EARNINGS FROM OPERATIONS               16,577     7.4       13,163    6.4

INTEREST EXPENSE                       (1,758)   (0.8)      (1,638)  (0.8)

OTHER INCOME/(EXPENSE) - NET             (120)    ---          134    0.1
                                   ----------  ------   ----------  -----

EARNINGS BEFORE INCOME TAXES           14,699     6.6       11,659    5.7

INCOME TAXES                            6,026     2.7        4,582    2.2
                                   ----------  ------   ----------  -----

NET EARNINGS                       $    8,673     3.9%  $    7,077    3.5%
                                   ==========  ======   ==========  =====

NET EARNINGS PER COMMON SHARE      $     1.80           $     1.47
                                   ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING, INCLUDING
 COMMON STOCK EQUIVALENTS           4,814,503            4,830,028
                                   ==========           ==========


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   Sept. 27,    Sept. 28,
                                                      1997         1996
                                                   ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Earnings                                      $   8,673    $   7,077

 Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities:
   Depreciation                                       12,445       10,473
   Amortization                                          272          294
   Deferred Income Taxes                                  (3)           2
   Other                                                (139)        (153)
                                                    --------     --------
                                                      21,248       17,693
   Change in Operating Assets and Liabilities:
     Accounts Receivable                             (12,011)     (12,242)
     Other Assets                                       (908)        (427)
     Accounts Payable and Accrued Liabilities          8,144        4,739
     Insurance Liabilities                             1,694           93
     Other Liabilities                                 2,547       (2,256)
                                                    --------     --------
 Net Cash Provided by Operating Activities            20,714        7,600
                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sales of Property and Equipment           550          900
 Acquisitions                                           (449)        (820)
 Capital Expenditures:
  Land and Buildings                                    (241)        (624)
  Equipment                                          (18,872)     (12,720)
                                                    --------     --------
 Net Cash Used In Investing Activities               (19,012)     (13,264)
                                                    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 ESOT Payment of Debt Guaranteed by the Company                        73
 Net Borrowings (Payments) Under Notes Payable, Bank     (75)         760
 Principal Payments of Long-Term Debt                 (2,028)      (2,135)
 Proceeds from Issuance of Long-Term Debt              5,957        7,982
 Sales of Treasury Shares                                734          603
 Receipts from Stock Subscriptions                         7          281
 Dividends Paid                                       (1,132)      (1,003)
 Repurchase of Common Shares                          (4,801)      (2,089)
                                                    --------     --------
 Net Cash (Used In) Provided By Financing Activities  (1,338)       4,472
                                                    --------     --------

NET CHANGE IN CASH AND EQUIVALENTS                       364       (1,192)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             627        1,470
                                                    --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $    991     $    278
                                                    ========     ========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 27, 1997

                                    UNAUDITED
                                    ---------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited Consolidated Financial Statements as of September 27, 1997 and September 28, 1996 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Net earnings per common share was calculated by using the weighted average number of common shares outstanding, including common stock equivalents, during the period.

NOTE 2 - RESULTS OF OPERATIONS
------------------------------

Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended September 27, 1997 and September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS
------------------

On September 10, 1997 the Registrant paid a $.085 per share dividend to all shareholders of record at September 1, 1997. This compares to a $.075 per share dividend paid in the third quarter of 1996. For the nine months ended September 27, 1997, the Registrant paid cumulative dividends of $.255 per share to all shareholders of record. This compared to a $.22 cumulative per share dividend paid in the first nine months of 1996.

NOTE 4 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consisted of:

                                         SEPT. 27,  SEPT. 28,   DEC. 31,
                                            1997       1996       1996
                                         ---------  ---------   --------
                                              (DOLLARS IN THOUSANDS)

       Compensation                      $  7,400   $  5,931    $  4,009
       Vacation                             2,189      2,094       1,620
       Insurance Liabilities                7,333      7,882       6,105
       Taxes, other than taxes on income      851        810         600
       Other                                1,906      1,751         610
                                         --------   --------    --------
                                         $ 19,679   $ 18,468    $ 12,944
                                         ========   ========    ========

NOTE 5 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of:

                                       SEPT. 27,   SEPT. 28,     DEC. 31,
                                          1997        1996         1996
                                       ---------   ---------     --------
                                             (DOLLARS IN THOUSANDS)

   Revolving Credit Agreement:
       Prime rate borrowings            $     ---   $   1,900    $  3,100
       London Interbank Offered Rate
       (LIBOR) borrowings                  19,000      15,000      11,000
       Term note agreement                  5,400       7,800       7,200
                                        ---------   ---------    --------
                                           24,400      24,700      21,300

       Long-term debt of ESOT                 ---          48         ---
       Subordinated notes -
           stock redemption                   357         515         515
       Term loans and others                1,446         414         459
                                        ---------   ---------    --------
                                           26,203      25,677      22,274

       Less current maturities              7,886      10,695       2,634
                                        ---------   ---------    --------
                                        $  18,317   $  14,982    $ 19,640
                                        =========   =========    ========

NOTE 6 - ACQUISITIONS
---------------------

In 1997 and 1996, the Registrant acquired assets of organizations which provide horticultural services for an aggregate purchase price of $449,000 and $820,000, respectively and accounted for the transactions as purchases. Their results of operations, which were not material, have been included in the accompanying financial statements from their respective acquisition dates. Goodwill and other intangibles recognized in connection with these purchases are being amortized over three to fifteen years.

NOTE 7 - INTEREST RATE RISK MANAGEMENT
--------------------------------------

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

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

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

In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, but does not address either issues of recognition or measurement. It is effective for fiscal years beginning after December 15, 1997. The only item that will impact the Registrant's display of comprehensive income will be net adjustments for foreign currency translation, which have previously been reported within the statement of shareholders' equity.

In June the FASB also issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. It becomes effective for fiscal years beginning after December 15, 1997 and requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders, as well as other information regarding products and services, geographic information, and major customers. The Company has not yet completed its analysis of SFAS No. 131 and accordingly has yet to determine the effect, if any, it will have on future financial statement disclosures.

                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

                      NINE MONTHS ENDED SEPTEMBER 27, 1997

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities provided $20,714,000 for the first nine months of 1997, an increase of $13,114,000 when compared to the $7,600,000 provided last year. The net improvement was primarily due to higher net earnings and depreciation, as well as increases in accounts payable and accrued liabilities, insurance liabilities, other liabilities, and a slightly lower increase in accounts receivable.

Net earnings for the first nine months totaled $8,673,000, $1,596,000 more than the $7,077,000 generated last year. All of the Registrant's services contributed to the increase. Utility and Consulting services continued to be positively influenced by additional work with its major U.S. customer; the Consulting services work performed for this customer was substantially complete by the end of the third quarter. The earnings of Residential and Commercial services favorably reflect the results derived from focused sales efforts and a generally sound economy. Commercial services continues to improve significantly in both revenues and operating earnings when compared to 1996, its inaugural year of operation. Most of the Registrant's services also benefited in the quarter from additional work obtained as a result of damage caused by a storm in southeast Michigan. Notwithstanding completion of the Consulting services work previously mentioned, the Registrant expects that both revenues and earnings will remain higher than in 1996.

Depreciation expense of $12,445,000 was $1,972,000 higher than last year primarily due to a relatively higher level of capital expenditures in the current and preceding two years.

Accounts payable and accrued liabilities provided $8,144,000, $3,405,000 more than in 1996. The increase is mainly a function of higher trade accounts payable and accruals associated with the increased levels of revenue and profitability.

The long-term portion of insurance liabilities provided $1,694,000, a $1,601,000 net increase when compared to the first nine months of 1996. When combined with the current portion of insurance liabilities, which are reflected in accrued liabilities, the Registrant's self-insured liabilities have increased $2,922,000 since year end 1996, mainly due to accruals associated with the addition of its auto and general liability exposures to the self insured program in the second half of last year, and a continuation of the temporary delay in claim payments resulting from the 1996 transition to the Registrant's new excess insurer and claims administrator. Despite the overall increase, the Registrant continues to benefit from favorable claims experience and a stabilization in the level of estimated ultimate costs resulting from a relatively mature self-insurance program.

Other liabilities provided $2,547,000 in cash during the first nine months of 1997, a net increase of $4,803,000 when compared to the $2,256,000 used in 1996. The net increase is mainly a result of an acceleration in estimated income tax payments last year, as well as relatively lower payments in 1997 based on lower seasonally adjusted taxable income.

Accounts receivable increased $12,011,000, $231,000 less than the $12,242,000 increase experienced in the first nine months of 1996. The Registrant's days outstanding of 59.7 days represent an improvement of .3 days from last year, and remain at the same level as year end 1996. The reduction in days outstanding from the prior year is attributable to improved collections in utility services generally, as well as an increase in the payments received from the Registrant's major U.S. customer. Despite this slight improvement, the current level of accounts receivable and days outstanding remain unacceptable to the Registrant even though it is not concerned as to the overall collectibility of accounts; accordingly, it will continue its efforts to reduce both over the balance of 1997.

Investing activities used $19,012,000 in cash, an increase of $5,748,000 when compared to the $13,264,000 used last year. The increase was attributable to higher capital expenditures in the current year necessitated by the growth in Residential and Commercial services, as well as to sustain existing Utility operations. The Registrant believes its capital budget of approximately $24,500,000 is consistent with its plan to expand services, maintain equipment on existing operations, and provide for suitable branch office facilities.

Financing activities used $1,338,000, a net increase of $5,810,000 when compared to the $4,472,000 in cash provided last year. This net increase was due to a relatively lower increase in the level of borrowings under the Registrant's revolving credit agreement in 1997, and an increase in the Registrant's repurchase of its common shares, a significant portion of which was shares redeemed from a trust that had been established by a former employee's family.

At September 27, 1997, the Registrant's principal source of liquidity consisted of $991,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,433,000 of which $560,000 had been used at the end of the period; a revolving credit agreement in the amount of $35,000,000, of which $19,000,000 had been drawn and $9,183,000 was considered drawn to cover outstanding standby letters of credit; and an available $5,000,000 temporary line of credit. Including the outstanding balance on the term note agreement of $5,400,000, the Registrant's credit facilities now total $49,833,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS
---------------------

Revenues of $223,774,000 for the first nine months of 1997 increased $19,145,000 or 9.4% when compared to the same period in 1996. Third quarter revenues of $81,066,000 exceeded last year by $10,729,000 or approximately 15.3%. These increases, as previously stated, were mainly due to higher revenues earned by the Registrant's Utility and Consulting services with its major U. S. customer, as well as higher Residential and Commercial service revenues. The higher percentage increase in the third quarter was driven principally by the additional work obtained as a result of the storm damage in Michigan.

As a percentage of revenues, operating costs declined from 67.7% to 66.6% and 69.3% to 67.7% in the quarter and year to date, respectively. These percentage improvements result primarily from lower operating costs associated with relatively higher Residential and Consulting service revenues. These services, when compared to other services, favorably influence operating costs because they are generally higher priced services with inherently higher gross margins and attendant lower operating costs. In particular, Consulting services are far less capital intensive and the increase in these revenues relative to the Registrant's other services during the first nine months have benefited its cost structure. Accordingly, given the completion of certain Consulting services work as previously discussed, the Registrant expects that operating costs, as a percentage of revenues, will increase slightly over the balance of 1997.

For the year selling costs of $29,037,000 increased $2,924,000, and as a percentage of revenues they increased .2% to 13.0%. In the quarter these costs totaled $11,050,000, $1,760,000 more than 1996, and as a percentage of revenues they increased .4% to 13.6%. The percentage increases are mainly the result of higher commissions and branch office expenses associated with higher Residential and Commercial service revenues, as well as increased travel and other sales costs pertaining to the Registrant's Consulting services.

General and administrative expense has remained constant at 6.2% of revenues when compared to the first nine months of 1996. Ordinarily, these expenses should decline as a percentage of revenues as revenues increase; however, in the current year the Registrant has incurred expenditures to complete its information technology plan for the purpose of replacing its existing legacy systems with a new enterprise wide information system. Of primary importance and in accord with the information technology plan, the new system will significantly enhance the Registrant's processes and its ability to support future growth; it also is year 2000 compliant. It is expected to be acquired and implemented over an estimated eighteen month period. Because negotiations for the purchase price of the system have not been finalized, the Registrant is unable to accurately project its ultimate cost, including third party consulting fees, hardware, and other costs; however, the range of costs that will be incurred, a substantial portion of which the Registrant believes will be capitalizable, is estimated to be between $6,000,000 to $9,000,000. Because the process of implementation is expected to commence in December 1997, the Registrant anticipates that general and administrative expense, as a percentage of revenues, will remain at, or slightly above existing levels over the short term. This is anticipated because certain costs such as data conversion and training must be expensed as incurred. The Registrant does believe that, over the long term, these costs will decline by virtue of having acquired and implemented this system.

Depreciation and amortization for the first nine months of $12,717,000 was $1,950,000 higher than last year or .4% as a percentage of revenues. The dollar and percentage increases are the result of higher capital expenditures in the current and two preceding years, primarily for equipment to support Utility, Residential and Commercial services. The Registrant anticipates that depreciation expense will approximate $16,600,000 in 1997. The Registrant believes that most of the capital expenditures to be incurred for its new enterprise wide application discussed in the preceding paragraph will be incurred in 1998; depreciation will commence when it is placed in service, now estimated to be 1999.

Interest expense of $1,758,000 increased $120,000 when compared to the $1,638,000 incurred last year, but as a percentage of revenues, it remained constant at .8%. The dollar increase was primarily attributable to higher overall debt levels in 1997.

As a result of the above factors, earnings before income taxes for the first nine months were $14,699,000 or 6.6% as a percentage of revenues, compared to $11,659,000 or 5.7% in 1996. Effective income tax rates of 41.0% and 39.3% were used to compute the tax provisions for 1997 and 1996, respectively.

The Registrant's year-to-date net earnings of $8,673,000 increased $1,596,000 or .4% as a percentage of revenues when compared to last year.

                          THE DAVEY TREE EXPERT COMPANY

                           PART II:  OTHER INFORMATION
                           ---------------------------




ITEM 4:   NONE


ITEM 5:   NONE


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


                                    THE DAVEY TREE EXPERT COMPANY


                              BY: /s/David E. Adante
                                    -----------------------
                                    David E. Adante
                                    Executive Vice President, CFO and
                                    Secretary-Treasurer


                              BY: /s/Bradley L. Comport
                                    -----------------------
                                    Bradley L. Comport
                                    Corporate Controller

November 10, 1997