Form 10-K405
period 1997-12-31
DAVEY TREE EXPERT CO
filed 1998-03-25
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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
The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate "market value" (See Item 5 hereof) of voting stock held by non-affiliates of the Registrant at March 23, 1998 (excluding the total number of Common Shares reported in Item 12 hereof), was $111,765,962.

Common Shares outstanding at March 23, 1998:  4,290,440.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (Part III).

Index to Exhibits is located on sequential page 14.

                                     PART I
                                     ------

ITEM 1.   BUSINESS.

     GENERAL. The Davey Tree Expert Company, which was incorporated in 1909, and its subsidiaries (the "Registrant") are in the business of providing horticultural services to a variety of residential, commercial, corporate, institutional and governmental customers. Horticultural services include the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life and also include the practices of landscaping, tree surgery, tree feeding, tree spraying, and line clearing for public utilities. Horticultural services also involve the application of scientifically formulated fertilizers, herbicides and insecticides with hydraulic spray equipment on residential and commercial lawns. The Registrant also provides a full range of natural resource management solutions, including urban and utility forestry research and development, natural resources consulting, and environmental planning.

     COMPETITION AND CUSTOMERS. The Registrant is one of the largest national organizations in the horticultural services industry. The Registrant competes with other national and local firms with respect to its services, although the Registrant believes that no other firm, whether national or local, offers the range of services that it offers.

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

     The Registrant provides a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 1997, the Registrant had sales of approximately $67,000,000 (23% of total sales) to Pacific Gas & Electric Company.

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

     OTHER FACTORS. Rapid changes in equipment technology require a constant updating of equipment and processes to ensure competitive services to the Registrant's clients. Also, the Registrant must continue to assure its compliance with the Occupational Safety and Health Act. In keeping with these requirements, and to equip the Registrant for continued growth, capital expenditures in 1997 and 1996 were approximately $27,003,000 and $18,121,000, respectively.

     The Registrant owns several trademarks including "Davey", "Davey and design", "Arbor Green", "Davey Tree and design", "Davey Expert Co. and design" and "Davey and design (Canada)". Through substantial advertising and use, the Registrant is of the opinion that these trademarks have become of value in the identification and acceptance of its products and services.

     EMPLOYEES. The Registrant employs between 5,000 and 5,900, depending upon the season, and considers its employee relations to be good.

     FOREIGN AND DOMESTIC OPERATIONS. The Registrant sells its services to customers in the United States and Canada.

     The Registrant does not consider its foreign operations to be material and considers the risks attendant to its business with foreign customers, other than currency exchange risks, to be not materially different from those attendant to business with its domestic customers.

ITEM 2.                       PROPERTIES.

     The following table lists certain information with respect to major properties owned by the Registrant and used in connection with its operations.

<CAPTI0N>

LOCATION                                             ACREAGE   BUILDING SQ. FT.
--------                                             -------   ----------------

Cincinnati, Ohio                                         2.5         8,800
Livermore, California                                   12.0        29,737
Winter Park, Florida                                     1.0         5,850
Chamblee, Georgia                                        1.9         6,200
East Dundee, Illinois                                    4.0         7,500
Indianapolis, Indiana                                    1.5         5,000
Troy, Michigan                                           2.0         7,200
Cheektowaga, New York                                    6.9         2,800
Bayport, New York                                        2.0         7,000
Charlotte, North Carolina                                3.1         4,900
Kent, Ohio (multiple parcels)-Corporate Headquarters   105.0       111,608
Toledo, Ohio                                              .5         4,300
Wooster, Ohio-Nursery                                  322.8        13,194
Columbus, Ohio                                           8.0        15,925
West Babylon, New York                                    .9        14,100
Chantilly, Virginia                                      4.0         5,700
Downsview, Ontario, Canada                                .5         3,675
Baltimore, Maryland                                      3.4        22,500
Lancaster, New York                                      3.0         6,624
Bettendorf, Iowa                                          .5           478
Richmond, Virginia                                        .7         2,586
Mecklenburg County, North Carolina                      15.6           -0-
Stow, Ohio                                               7.4        14,100
West Carlton Twp., Ontario, Canada                       3.1         4,000
Nanaimo, British Columbia, Canada                        1.0         4,742
Edmonton, Alberta, Canada                                 .7         2,900
Houston, Texas                                           1.5         7,000
Plymouth, Minnesota                                      2.7        11,750
Gaithersburg, Maryland                                   2.1         7,200
Lachine, Quebec, Canada                                   .5         2,300
Gibsonia, Pennsylvania                                   5.9         7,100
Lawrence, Pennsylvania                                   3.5         7,200
Jacksonville, Florida - Nursery                        279.0         5,300


     The Registrant also rents approximately 70 other premises for office and warehouse use. The Registrant believes that all of these properties have been adequately maintained and are suitable and adequate for its business as presently conducted.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject. This routine litigation is not material to the Registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

     Executive Officers of the Registrant (included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K). The executive officers of the Registrant and their present positions and ages are as follows:


NAME                       POSITION                                      AGE
----                       --------                                      ---
R. Douglas Cowan           Chairman, President and                        57
                           Chief Executive Officer

David E. Adante            Executive Vice President, Chief                46
                           Financial Officer and Secretary-Treasurer

Karl J. Warnke             Executive Vice President and                   46
                           General Manager, Utility Services

Howard D. Bowles           Vice President and General Manager,            54
                           Davey Tree Surgery Company

C. Kenneth Celmer          Vice President and General Manager,            51
                           Residential Services

Bradley L. Comport, CPA    Corporate Controller                           46

Dr. Roger C. Funk          Vice President and General Manager,            53
                           The Davey Institute

Rosemary T. Nicholas       Assistant Secretary                            54

Gordon L. Ober             Vice President - New Ventures                  48

Richard A. Ramsey          Vice President and General Manager,            48
                           Commercial Services

Wayne M. Parker            Vice President - Northern Operations,          42
                           Utility Services

     Mr. Cowan was elected Chairman, President and Chief Executive Officer in May 1997. Prior to that time, he served as President and Chief Executive Officer since before 1993.

     Mr. Adante was elected Executive Vice President, Chief Financial Officer and Secretary - Treasurer in May 1993. Prior to that time, he served as Vice President, Chief Financial Officer and Secretary - Treasurer since before 1993.

     Mr. Warnke was elected Executive Vice President and General Manager - Utility Services in May 1993. Prior to that time, he served as Vice President and General Manager - Utility Services since before 1993.

     Mr. Bowles was elected Vice President and General Manager of Davey Tree Surgery Company in January 1992.

     Mr. Celmer was elected Vice President and General Manager - Residential Services in January 1995. Prior to that time, he served as Vice President - Eastern Operations, Residential and Commercial Services since before 1993.

     Mr. Comport was elected Corporate Controller in May 1990.

     Dr. Funk was elected Vice President and General Manager - The Davey Institute in May 1996. Prior to that time he served as Vice President - Human and Technical Resources since before 1993.

     Ms. Nicholas was elected Assistant Secretary in May 1982.

     Mr. Ober was elected Vice President - New Ventures in March 1986.

     Mr. Ramsey was elected Vice President and General Manager - Commercial Services in January 1995. Prior to that time, he served as Vice President - Western Operations, Residential and Commercial Services since before 1993.

     Mr. Parker was elected Vice President - Northern Operations, Utility Services in May 1994. Prior to that time and since before 1993, he served in several positions in utility operations.

     Officers of the Registrant serve for a term of office from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At December 31, 1997, 1996, and 1995 the number of Common Shares issued were 8,728,440 for each date. At those respective dates, the number of shares in the treasury were 4,429,205, 4,209,623 and 4,104,976.

     The Registrant's Common Shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semi-annually, for purposes of the Registrant's 401KSOP and ESOP, the fair market value of the Registrant's Common Shares, based upon the Registrant's performance and financial condition, is determined by an independent stock valuation firm.

     The Registrants' board of directors declared a 2 for 1 stock split in the form of a stock dividend on September 27, 1996. (See Note 1 to the Financial Statements on page F-9 of this Annual Report on Form 10-K.)

     As of March 23, 1998, there were 1,757 recorded holders of the Registrant's Common Shares. During the years ended December 31, 1997, December 31, 1996 and December 31, 1995, the Registrant paid dividends of $.34, $.295, and $.275, respectively, per share. Approximately one quarter of the total dividend paid is paid in each of the four quarters. The Registrant's agreements with its lenders allow for the payment of cash dividends provided that the terms and conditions of the agreements, particularly those dealing with its shareholders' equity, fixed charge coverage ratio and maximum consolidated funded debt to consolidated funded debt plus consolidated net worth ratio, are maintained.
(See Note 5 to the Financial Statements on page F-14 of this Annual Report on Form 10-K.)

ITEM 6.   SELECTED FINANCIAL DATA.

                                            Years Ended December 31
                           -----------------------------------------------------
                              1997       1996       1995       1994       1993
                              ----       ----       ----       ----       ----

                                (Dollars in Thousands, except per share data)
Operating Results:
 Revenues                  $ 295,079  $ 266,934  $ 229,682  $ 209,683  $ 218,521

 Earnings from Continuing
  Operations               $  11,279  $   8,759  $   6,137  $   4,189  $   6,107

 Earnings from Continuing
  Operations Per
  Common Share             $    2.57  $    1.92  $    1.29  $     .85  $    1.22

 Earnings from Continuing
  Operations Per Common
  Share-Assuming Dilution  $    2.39  $    1.86  $    1.27  $     .84  $    1.17

At Year End:
 Total Assets              $ 127,825  $ 111,386  $ 104,161  $  98,486  $  99,780

 Total Long-Term Debt      $  24,104  $  19,640  $  17,049  $  21,124  $  26,778

Cash Dividends Per
 Common Share              $     .34  $    .295  $    .275  $     .26  $     .24


     In 1995 the Registrant sold its interior plant care business. Operating results for all years presented have accordingly been restated for this discontinued operation. (See Note 13 to the Financial Statements on page F-21 of this Annual Report on Form 10-K.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided $26,934,000 in cash, an increase of $9,830,000 when compared to the $17,104,000 provided in 1996. The increase was primarily attributable to higher net earnings and depreciation. The increase was also due to a lower increase in accounts receivable, as well as in accounts payable and accrued liabilities, insurance liabilities, and other liabilities. These increases were partially offset by an increase in other assets.

     Record net earnings of $11,279,000 increased $2,520,000 or 28.8% when compared to the $8,759,000 earned in 1996. All of the Registrant's services contributed to the increase through higher operating earnings, particularly utility and commercial services. Utility services continued to be positively influenced by additional work performed by the Registrant's western utility operations. To a large extent this additional work has resulted from more stringent utility line clearance standards promulgated by the state of California. Given the continuance of these standards, the Registrant expects that, while the rate of increase in utility revenues and operating earnings will not be as pronounced as in 1997, their levels will be maintained generally, subject to contract renewals and new contracts obtained in the ordinary course of business. Commercial services increased their revenues and operating earnings significantly when compared to 1996, its inaugural year of operation; its earnings as well as most of the Registrant's other services also benefited from additional work obtained as a result of damage caused by a July storm in southeast Michigan.

     Accounts receivable increased by $4,091,000 in 1997. Nevertheless, this represents an improvement of $1,092,000 from the increase experienced in 1996 and a corresponding improvement to the increase in net cash provided by operating activities. Despite this lower increase in accounts receivable, the Registrant's days outstanding have increased 2.8 days to 62.5 days in the aggregate. Even though an improvement of about 2.4 days was realized throughout most of the Registrant's U.S. operations, it was more than offset by a deterioration of days outstanding in the Registrant's western U.S. operations, more specifically with its major U.S. customer. The days outstanding with respect to this customer have fluctuated during the course of 1997. While the Registrant is not concerned as to the collectibility of this account or the overall collectibility of accounts, it considers the current level of accounts receivable and days outstanding as clearly unacceptable, and will continue its work to reduce both. The Registrant also performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

     Accounts payable and accrued liabilities provided $2,606,000 in cash, $1,283,000 more than in 1996. The net increase was principally a function of higher accruals associated with the Registrant's increased levels of revenue and profitability.

     Insurance liabilities increased $2,539,000, which was only $598,000 higher than that experienced in 1996. The increase is primarily due to accruals associated with the addition of the Registrant's auto and general liability exposures to its self-insured program in late 1996. The Registrant continues to benefit from generally favorable claims experience in its casualty liability exposures, and from a further stabilization in the level of estimated ultimate costs resulting from a relatively mature self-insurance program, particularly
with respect to workers compensation.   The most significant estimates made by
the Registrant that affect the amounts reported in the financial statements and accompanying notes are those relating to its insurance liabilities. (See Note 2 on page F-11 of this Annual Report on Form 10-K).

     Other liabilities provided $1,245,000 in cash, an increase of $4,113,000 when compared to the $2,868,000 used during 1996. This increase resulted primarily from an acceleration of estimated income tax payments in the prior year.

     Other assets used $2,876,000 in cash, an increase of $1,910,000 when compared to the $966,000 used in 1996. The current year increase resulted primarily from an escrow deposit on real property which will be used as a branch office facility. The transaction to acquire the property will be completed in 1998.

     Investing activities used $26,314,000 in 1997, an increase of $9,051,000 when compared to the $17,263,000 used in 1996. The increase was attributable to higher capital expenditures necessitated by the growth in all services, particularly the Registrant's western utility operations. The Registrant believes its capital expenditures and 1998 capital budget of approximately $26,000,000 are consistent with its plan to expand services, maintain equipment on existing operations, and implement its new enterprise wide information system, discussed in more detail under "Results of Operations."

     Financing activities used $525,000 in 1997, $159,000 less than that used in 1996, and $8,676,000 less than in 1995. In 1995, the Registrant significantly reduced its capital expenditures and net of borrowings repaid $5,138,000 in long -term debt. In 1997 and 1996 the Registrant increased its level of capital expenditures which were partially funded by net borrowings of $4,978,000 and $2,444,000 respectively. In 1997 and 1995 the Registrant repurchased $5,918,000 and $4,853,000 of its common shares, respectively, compared with only $3,045,000 in 1996. The increase in 1997 was mainly due to shares redeemed from a trust that had been established by a former employee's family, while the higher 1995 level resulted from a significant repurchase of shares held by a former vice president. In the current year, a relatively higher level of treasury share sales partially offset the increase in share repurchases.

     At December 31, 1997, the Registrant's principal source of liquidity consisted of $722,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,562,000, of which $860,000 had been used at the end of the year; and a revolving credit agreement in the amount of $35,000,000, of which $20,800,000 had been drawn and $6,955,000 was considered drawn to cover outstanding standby letters of credit; and an available $5,000,000 temporary line of credit. Including the outstanding balance on the term note agreement of $4,800,000, the Registrant's credit facilities now total $49,000,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

LIQUIDITY MEASUREMENTS

     Management uses these measurements to gauge the Registrant's ability to meet current working capital requirements and the extent by which capital expenditures are funded by internally generated "cash flow".

                                       1997       1996         1995
                                       ----       ----         ----
     Working Capital                 $ 19,194   $ 19,283     $ 12,493

     Current Ratio                      1.6:1      1.7:1        1.4:1

     Cash Flow from Net Earnings,
        Depreciation & Amortization  $ 28,654   $ 23,449     $ 19,574

     Capital Expenditures            $ 27,003   $ 18,121     $ 13,297

     Cash Flow to Capital
        Expenditures Ratio              1.1:1      1.3:1        1.5:1

     Cash Flow as % of Revenues          9.7%       8.8%         8.5%


LEVERAGE MEASUREMENTS

     These ratios measure the extent to which the Registrant has been financed by debt, or, put another way, the proportion of the total assets employed in the business that have been provided by creditors as compared to shareholders. Debt is defined as total liabilities.

                                        1997        1996         1995
                                        ----        ----         ----
     Equity to Debt Ratio               .83:1       .89:1        .81:1

     Debt as % of Assets                54.7%       52.9%        55.3%

     Equity as % of Assets              45.3%       47.1%        44.7%


     At the end of 1997, these measurements reflect a greater degree of leverage when compared with 1996 due primarily to the additional borrowings incurred to fund the significantly higher level of capital expenditures.

COMMON SHARE MEASUREMENTS

     These measurements assist shareholders in assessing the Registrant's earnings performance, dividend payout and equity position as related to their shareholdings.

                                      1997         1996         1995
                                      ----         ----         ----
     Net earnings per share -
        assuming dilution           $   2.39     $   1.86     $   1.32

     Dividends per Share            $    .34     $   .295     $   .275

     Book Value per Share           $  13.46     $  11.61     $  10.07

     Market Valuation per Share     $  26.05     $  18.20     $  13.56


     Net earnings per share - assuming dilution includes the dilutive effects of employee and director stock options in each of the years presented. Dividends were again increased in 1997. In 1997, they were increased by a total of $.045 per share, or 15.3% over 1996, compared to an increase in 1996 of $.02 per share or 7.3% over 1995. It is the Registrant's objective to provide a fair return on investment to its shareholders through improved dividends as long as the Registrant can financially justify this policy. The fact that dividends have increased each year since 1979 reflects that objective.

ASSET UTILIZATION MEASUREMENTS

     Management uses these measurements to evaluate its efficiency in employing assets to generate revenues and returns.

                                       1997          1996         1995
                                       ----          ----         ----
     Average Assets Employed
       (in 000's)                   $ 119,606     $ 107,774    $ 101,324

     Asset Turnover (Revenues to
        Average Assets)                   2.5           2.5          2.3

     Return on Average Assets            9.4%          8.1%         6.2%


RESULTS OF OPERATIONS

     Revenues of $295,079,000 for the year increased $28,145,000 or 10.5% when compared to the $266,934,000 generated in 1996. This compares with increases of 16.2% and 9.5% in 1996 and 1995, respectively. The current year improvement was primarily due to increased revenues realized by the Registrant's Utility and Consulting services in its western operations, as well as higher Residential and Commercial service revenues. Residential and Commercial services continue to be favorably influenced by generally good economic conditions and heightened sales efforts. The increase in Western Utility and Consulting revenues resulted from the additional work obtained with several western utility customers and the Registrant's major U.S. customer. The 1997 revenues of $67,000,000 earned by the Registrant with this customer represent a significant concentration (See
Note 10 to the Financial Statements on page F-20 of this Annual Report on Form 10-K). The Registrant anticipates that 1998 revenues will approximate those earned in 1997.

     Operating costs of $197,726,000 increased $14,299,000 over 1996 but as a percentage of revenues they declined 1.7% to 67.0%. The percentage improvement was generally the result of a higher level of revenues across all services, but was more specifically influenced by the lower operating costs associated with higher Residential, Commercial and Consulting service revenues. These services, when compared to other services, positively influence operating costs in that they are generally higher priced services with inherently higher gross margins and attendant lower operating costs. In particular, Consulting services are far less capital intensive and any increase in these revenues relative to the Registrant's other services have benefited its cost structure. As previously discussed, the Registrant anticipates that 1998 revenues will approximate those earned in 1997. It also expects a reduction in Consulting service revenues, primarily due to the substantial completion of a major contract during the third quarter of 1997. For these reasons, the Registrant believes that as a percentage of revenues operating costs in 1998 will approximate, or slightly exceed, 1997 levels.

     Selling costs for 1997 increased $4,257,000 to $37,832,000 when compared to the $33,575,000 experienced last year, and as a percentage of revenues they increased .2% to 12.8%. The dollar and percentage increases are primarily the result of higher commissions and branch office expenses associated with higher Residential and Commercial service revenues, as well as increased travel and other sales costs related to the Registrant's Consulting services.

     General and administrative expense of $20,297,000 was $2,081,000 higher than in 1996, and as a percentage of revenues these costs increased .1% to 6.9%. Ordinarily, these expenses should decline as a percentage of revenues as revenues increase; however, in the current year the Registrant has incurred expenditures to complete the development of its information technology plan for the purpose of replacing its existing legacy systems with a new enterprise wide information system. Of primary importance and in accord with the information technology plan, the new system will significantly enhance the Registrant's processes and its ability to support future growth. Equally important, the software vendor has represented that this new system is year 2000 compliant. Even so, the Registrant recognizes that it must also assess the year 2000 readiness of external entities with which it interfaces. In January, 1998, the Registrant acquired and commenced implementation of this new information system. The Registrant estimates that implementation will be completed over an eighteen month period. The Registrant projects its ultimate cost, including third party consulting fees, hardware, and other costs to be approximately $8,500,000; however, the Registrant believes a significant portion will be capitalizable. The Registrant anticipates that general and administrative expense, as a percentage of revenues, will be higher than existing levels over the term of this system implementation. This is anticipated because certain costs such as data conversion, training, and business process reengineering must be expensed as incurred. The Registrant does however believe that, over the long term, these costs will decline by virtue of having acquired and implemented this system.

     Depreciation and amortization of $17,375,000 increased $2,685,000 or .4% as a percentage of revenues. The dollar and percentage increases are the result of relatively higher capital expenditures, in the last two years particularly, for equipment to support Utility, Residential and Commercial services. In 1998, the Registrant anticipates that depreciation expense will approximate $17,500,000.

     Interest Expense of $2,703,000 was $246,000 higher than last year, but as a percentage of revenues, it remained constant at .9%. The dollar increase was mainly due to higher overall debt levels in 1997.

     As a result of the above factors, earnings before income taxes increased $4,410,000 to $19,251,000 or 6.5% as a percentage of revenues. The tax provisions for 1997, 1996 and 1995 resulted in effective tax rates of 41.4%, 41.0% and 39.3%, respectively. (See Note 9 of the Financial Statements on page F-19 on this annual report on Form 10-K).

     The Registrant's net earnings of $11,279,000 increased $2,520,000 or 28.8% compared to 1996 and as a percentage of revenues they improved .5% to 3.8%.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The independent auditors' report, the audited consolidated financial statements, and the notes to the audited consolidated financial statements required by this Item 8 appear on pages F-1 through F-21 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to Part I of this Report for information as to executive officers of the Registrant.

     The information regarding directors of the Registrant appearing under the heading "Election of Directors" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information regarding compensation of the Registrant's executive officers appearing under the heading "Remuneration of Executive Officers" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information regarding the security ownership of certain beneficial owners and management appearing under the heading "Ownership of Common Shares" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain relationships and related transactions appearing under the headings "Election of Directors" and "Indebtedness of Management" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.



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

   THE DAVEY TREE EXPERT COMPANY

   By:   R. D. COWAN
         -----------------------
         R. D. Cowan, Chairman, President and
         Chief Executive Officer

March 23, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1998.


/s/  R. DOUGLAS COWAN                     /s/  EUGENE W. HAUPT
---------------------------               ----------------------------
R. DOUGLAS COWAN, Director;               EUGENE W. HAUPT, Director
Chairman, President and Chief
Executive Officer (Principal Executive
and Operating Officer)
                                          /s/  J. W. JOY
                                          ----------------------------
                                          J. W. JOY, Director
/s/  R. CARY BLAIR
---------------------------
R. CARY BLAIR, Director
                                          /s/  JAMES H. MILLER
                                          ----------------------------
                                          JAMES H. MILLER, Director
/s/  RICHARD E. DUNN
---------------------------
RICHARD E. DUNN, Director
                                          /s/  THOMAS G. MURDOUGH JR.
                                          ----------------------------
                                          THOMAS G. MURDOUGH JR., Director
/s/  RUSSELL R. GIFFORD
---------------------------
RUSSELL R. GIFFORD, Director
                                          /s/  DAVID E. ADANTE
                                          ----------------------------
                                          DAVID E. ADANTE, Executive Vice
/s/  WILLIAM D. GINN                      President, Chief Financial Officer
---------------------------               and Secretary - Treasurer
WILLIAM D. GINN, Director                 (Principal Financial Officer)



/s/  RICHARD S. GRAY                      /s/  BRADLEY L. COMPORT
---------------------------               ----------------------------
RICHARD S. GRAY, Director                 BRADLEY L. COMPORT,
                                          Corporate Controller
                                          (Principal Accounting Officer)

                                INDEX OF EXHIBITS
                                [Item 14(a) (3)]


                                                        LOCATION
EXHIBIT NO.   DESCRIPTION                               SEQUENTIAL PAGE
-----------   ----------                                ---------------

(2)           Plan of acquisition, reorganization,      Not Applicable.
              arrangement, liquidation or
              succession.

(3)(i)        1991 Amended Articles of Incorporation    Incorporated by
                                                        reference to Exhibit
                                                        3(i) to the Registrant's
                                                        Annual Report on Form
                                                        10-K for the year ended
                                                        December 31, 1996.

(3)(ii)       1987 Amended and Restated Regulations     Incorporated by
              of The Davey Tree Expert Company          reference to Exhibit
                                                        3 (ii) to the
                                                        Registrant's Annual
                                                        Report on Form 10-K for
                                                        the year ended December
                                                        31, 1996.


(4)           Instruments defining the rights of        The Company is a party
              security holders, including indentures    to certain instruments,
                                                        copies of which will be
                                                        furnished to the
                                                        Securities and Exchange
                                                        Commission upon request,
                                                        defining the rights of
                                                        holders of long-term
                                                        debt identified in Note
                                                        5 of Notes to
                                                        Consolidated Financial
                                                        Statements on page F-14
                                                        of this Annual Report on
                                                        Form 10-K.

(9)           Voting Trust Agreement                    Not Applicable.

(10)(a)       1987 Incentive Stock Option Plan          16 - 19

(10)(b)       1994 Omnibus Stock Plan                   Incorporated by
                                                        reference to Exhibit 10
                                                        (c) to the Registrant's
                                                        Form 10-Q for the
                                                        quarter ended
                                                        July 2, 1994.

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

(13)          Annual Report to security holders,        Not Applicable.
              Form 10-Q or quarterly report to
              security holders

(16)          Letter re change in certifying            Not Applicable.
              accountant

(18)          Letter re change in accounting
              principles                                Not Applicable.


                                                        LOCATION
EXHIBIT NO.   DESCRIPTION                               SEQUENTIAL PAGE
-----------   ----------                                ---------------

(21)          Subsidiaries of the Registrant            20

(22)          Published report regarding matters        Incorporated by
              submitted to vote of security holders     reference to Part II,
                                                        Item 4 to the
                                                        Registrant's Form 10-Q
                                                        for the quarter ended
                                                        June 28, 1997.

(23)          Consent of independent auditors           21
              to incorporation of their report
              in Registrant's Statements on
              Form S-8 (File Nos. 2-73052,
              2-77353, 33-5755, 33-21072, and
              33-59347) and Form S-2
              (File No. 33-30970)

(24)          Power of Attorney                         Not Applicable.

(27)          Financial Data Schedule                   22



The documents listed as Exhibits 10(a) and 10(b) constitute management contracts or compensatory plans or arrangements.