Form 10-Q
period 1998-04-04
DAVEY TREE EXPERT CO
filed 1998-05-19
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 4, 1998               Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


          OHIO                                         34-0176110
(State of Incorporation)                   (IRS Employer Identification No.)


1500 North Mantua Street
     P. O. Box 5193
        Kent, OH                                       44240-5193
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of May 15, 1998:  4,063,629

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

  Item 1: Financial Statements

          Consolidated Balance Sheets - Periods ended
          April 4, 1998, March 29, 1997 and
          December 31, 1997                                          3

          Consolidated Statements of Earnings - Three
          Months Ended April 4, 1998 and March 29, 1997              4

          Consolidated Statement of Cash Flows - Three Months
          Ended April 4, 1998 and March 29, 1997                     5

          Notes to Consolidated Financial Statements                 6

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations              9

PART II:  OTHER INFORMATION                                         11

                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)
                                    ---------

                                            April 4,   March 29,   Dec. 31,
                                              1998        1997       1997
                                            --------   ---------   --------
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                $     321   $     222   $     722
  Accounts Receivable                         44,345      42,336      43,896
  Refundable Income Taxes                        521         ---         ---
  Operating Supplies                           3,095       2,920       2,662
  Prepaid Expenses and Other Assets            2,420       1,990       2,724
  Deferred Income Taxes                        1,993       1,729       2,032
                                            --------    --------    --------
     Total Current Assets                     52,695      49,197      52,036

PROPERTY AND EQUIPMENT:
  Land and Land Improvements                   6,196       6,154       6,283
  Buildings and Leasehold Improvements        15,992      16,594      16,142
  Equipment                                  176,602     157,087     166,902
                                            --------    --------    --------
                                             198,790     179,835     189,327
  Less Accumulated Depreciation              126,634     116,824     123,053
                                            --------    --------    --------
  Net Property and Equipment                  72,156      63,011      66,274
                                            --------    --------    --------

OTHER ASSETS AND INTANGIBLES                   9,591       7,521       9,515
                                            --------    --------    --------

     TOTAL ASSETS                          $ 134,442   $ 119,729   $ 127,825
                                           =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                         $  11,393   $  12,285   $  10,187
  Accrued Liabilities                         11,956       9,114      10,822
  Insurance Liabilities                        8,302       6,761       6,738
  Income Taxes Payable                           ---         420       1,647
  Notes Payable, Bank                            750         400         300
  Current Maturities of Long-Term Debt        10,147       7,585       3,148
                                            --------    --------    --------
     Total Current Liabilities                42,548      36,565      32,842

LONG-TERM DEBT                                25,332      18,913      24,104

DEFERRED INCOME TAXES                          1,344       1,892       1,381

INSURANCE LIABILITIES                          9,086       9,423      10,913

OTHER LIABILITIES                                833         961         698
                                            --------    --------    --------

     TOTAL LIABILITIES                        79,143      67,754      69,938

SHAREHOLDERS' EQUITY:
  Preferred Shares - No Par Value;
     Authorized 4,000,000 Shares;
     None Issued
  Common Shares - $1.00 Par Value;
     Authorized 12,000,000 Shares;
     Issued 8,728,440 Shares at
     April 4, 1998, March 29, 1997
     and December 31, 1997                     8,728       8,728       8,728
  Additional Paid-in Capital                   4,681       3,897       4,625
  Retained Earnings                           83,851      75,620      85,510
  Accumulated Other Comprehensive
     Income (Loss)                              (448)       (471)       (535)
                                            --------    --------    --------
                                              96,812      87,774      98,328
LESS:
  Treasury Shares at cost:
     4,453,110 Shares at April 4, 1998;
     4,233,074 Shares at March 29, 1997;
     and 4,429,205 Shares at December 31,
     1997                                     41,513      35,792      40,441
  Subscriptions Receivable from Employees                      7
                                            --------    --------    --------

TOTAL SHAREHOLDERS' EQUITY                    55,299      51,975      57,887
                                            --------    --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 134,442   $ 119,729   $ 127,825
                                           =========   =========   =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               Three Months Ended April 4, 1998 and March 29, 1997
            (Dollars in Thousands, Except Earnings Per Share Amounts)
                                   (UNAUDITED)

                                       April 4, 1998        March 29, 1997
                                     -----------------    ------------------
REVENUES                             $  65,068   100.0%   $  60,377    100.0%
                                     ---------  ------    ---------   ------

COSTS AND EXPENSES:

 Operating                              47,780    73.4       43,205     71.6
 Selling                                 9,021    13.9        8,040     13.3
 General and Administrative              5,541     8.5        4,395      7.3
 Depreciation and Amortization           4,522     6.9        3,890      6.4
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES             66,864   102.7       59,530     98.6
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                (1,796)   (2.7)         847      1.4

INTEREST EXPENSE                          (551)   (0.8)        (545)    (0.9)

OTHER INCOME (EXPENSE) - NET               219     0.3          172      0.3
                                     ---------  ------    ---------   ------

(LOSS) EARNINGS BEFORE INCOME TAXES     (2,128)   (3.2)         474      0.8

INCOME TAXES                              (860)   (1.3)         195      0.3
                                     ---------  ------    ---------   ------

NET (LOSS)/EARNINGS                  $  (1,268)   (1.9)   $     279      0.5
                                     ---------  ------    ---------   ------

(LOSS) EARNINGS PER COMMON SHARE     $   (0.30)           $    0.06
                                     =========            =========

(LOSS) EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $   (0.30)           $    0.06
                                     =========            =========

BASIC EARNINGS SHARES                4,296,470            4,573,232
                                     =========            =========

DILUTED EARNINGS SHARES              4,732,092            4,821,887
                                     =========            =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For Three Months Ended April 4, 1998 and March 29, 1997
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                      April 4     March 29,
                                                        1998        1997
                                                      --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (Loss) Earnings                                 $  (1,268)   $     279

 Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities:
   Depreciation                                          4,696        3,797
   Amortization                                             83           93
   Deferred Income Taxes                                     2           (3)
   Other                                                   (70)         (22)
                                                      --------     --------
                                                         3,443        4,144
   Change in Operating Assets and Liabilities:
     Accounts Receivable                                  (449)      (2,531)
     Other Assets                                         (288)        (291)
     Refundable Income Taxes                              (521)
     Accounts Payable and Accrued Liabilities            2,340        3,568
     Insurance Liabilities                                (263)         500
     Income Tax Liabilities                             (1,647)         202
     Other Liabilities                                     135           79
                                                     ---------    ---------
 Net Cash Provided by Operating Activities               2,750        5,671
                                                     ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sales of Property and Equipment             505          225
 Acquisitions                                                          (149)
 Capital Expenditures:
  Land and Buildings                                      (354)         (25)
  Equipment                                            (10,555)      (9,972)
                                                     ---------    ---------
 Net Cash Used In Investing Activities                 (10,404)      (9,921)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Borrowings Under Notes Payable, Bank                  450          325
 Principal Payments of Long-Term Debt                     (873)        (758)
 Proceeds from Issuance of Long-Term Debt                9,100        4,982
 Sales of Treasury Shares                                  156           75
 Dividends Paid                                           (408)        (384)
 Repurchase of Common Shares                            (1,172)        (395)
                                                     ---------    ---------
 Net Cash Provided By Financing Activities               7,253        3,845
                                                     ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (401)        (405)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               722          627
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $     321    $     222
                                                     =========    =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        Three Months Ended April 4, 1998

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited Consolidated Financial Statements as of April 4, 1998 and March 29, 1997 have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including common stock equivalents, during the period.

NOTE 2 - RESULTS OF OPERATIONS
------------------------------

Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended April 4, 1998 and March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS
------------------

On March 10, 1998, the Registrant paid a $.095 per share dividend to all shareholders of record at March 1, 1998. This compares to a $.085 per share dividend paid in the first quarter of 1997.

NOTE 4 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consisted of:

                                          April 4,   March 29,   Dec. 31,
                                            1998       1997        1997
                                          --------   ---------   --------
                                              (Dollars In Thousands)
       Compensation                      $  4,356   $  3,525    $  5,648
       Vacation                             2,482      1,866       1,848
       Medical Claims                       1,953      1,578       1,948
       Taxes, other than taxes on income    1,708      1,601         657
       Other                                1,457        544         721
                                          -------    -------    --------
                                         $ 11,956   $  9,114    $ 10,822
                                          =======    =======    ========

NOTE 5 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of:

                                        April 4,   March 29,     Dec. 31,
                                          1998        1997          1997
                                        --------    ---------    --------
                                             (Dollars In Thousands)
   Revolving Credit Agreement:
       Prime rate borrowings            $  4,900    $   3,100     $ 2,800
       London Interbank Offered Rate
       (LIBOR) borrowings                 25,000       16,000      18,000
   Term note agreement                     4,200        6,600       4,800
                                        --------     --------     -------
                                          34,100       25,700      25,600

   Subordinated notes - stock
     redemption                              238          396         357
   Term loans and others                   1,141          402       1,295
                                        --------     --------     -------

                                          35,479       26,498      27,252

   Less current maturities                10,147        7,585       3,148
                                        --------     --------     -------
                                        $ 25,332    $  18,913     $24,104
                                        ========    =========     ========

On May 14, 1998, the Registrant entered into a new credit facility with its principal banks, comprised of a $10,000,000 temporary line of credit, $40,000,000 revolving credit, and $10,000,000 term note. In addition to providing more favorable pricing, the agreement expanded the Registrant's borrowing capacity by $15,800,000.

NOTE 6 - INTEREST RATE RISK MANAGEMENT
--------------------------------------

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

NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)
------------------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 requires presentation of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements.

Total comprehensive income for the three month periods ended April 4, 1998 and March 29, 1997 were as follows:


                                        April 4,     March 29,
                                          1998          1997
                                        --------     ---------
  Net (loss) earnings                  $ (1,268)     $    279

  Foreign currency translation
    adjustments, net of related
    tax effects                              87           (70)
                                       --------      --------

  Other comprehensive (loss) earnings  $ (1,181)     $    209
                                       ========      ========


NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. It becomes effective for fiscal years beginning after December 15, 1997 and requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders, as well as other information regarding products and services, geographic information, and major customers. The Company has not yet completed its analysis of SFAS No. 131 and accordingly has yet to determine the effect, if any, it will have on future financial statement disclosures.

                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                        Three Months Ended April 4, 1998



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities provided $2,750,000 in the first quarter of 1998, a net decrease of $2,921,000 when compared to the $5,671,000 provided last year. The net decline was primarily attributable to a net loss in the current year as well as reductions in the Registrant's income tax and insurance liabilities, and a lower increase in accounts payable and accrued liabilities. These factors were partially offset by an increase in depreciation expense and a lower increase in accounts receivable.

In contrast with the profitable first quarters of 1997 and 1996, the Registrant realized a net loss in 1998 of $1,268,000. Given the seasonal nature of its business, the Registrant has historically incurred significant losses in the first quarter of each year. However, in 1998 this seasonal factor was further exacerbated when compared to 1997 by two factors. First, the Registrant completed a major Consulting service contract during the third quarter of last year. Second, it has incurred anticipated costs associated with the implementation of its new enterprise-wide information system, a process which commenced in January 1998.

In addition to the increase in refundable income taxes of $521,000 calculated on the Registrant's first quarter losses, income tax liabilities were reduced by $1,647,000 resulting from the payment of amounts due on 1997 results.

The Registrant's self-insured liabilities declined by $263,000, a net change of $763,000 when compared to last year. This is due to a relatively stable level of estimated ultimate costs resulting from a generally mature self-insurance program, coupled with an acceleration in claims payments. The recent acceleration in these payments is due to an anticipated "catching up" in processing by the Registrant's excess insurer and claims administrator; these payments had generally lagged during the transition to this insurer since September, 1996.

The current year increase in accounts payable and accrued liabilities resulted primarily from accruals associated with implementation of the Registrant's enterprise-wide information system.

The Registrant's depreciation expense of $4,696,000 represented an increase of $899,000 when compared to 1997. This increase has resulted from a higher level of capital expenditures in the current and immediately preceding two years.

While accounts receivable increased $449,000 to $44,345,000, it was $2,082,000 lower than the increase experienced in 1997. Although the Registrant's days outstanding increased to 60.2 days compared to 58.8 days last year, they have in fact declined 2.3 days when compared to year end 1997. Further, in most service lines they have remained stable or in fact declined when compared to the first quarter of last year. The primary exception to this latter point regards Eastern Canada, which experienced a significant increase in both accounts receivable dollars and days outstanding due to extra work obtained as a result of ice storm damage in the Province of Quebec. While the Registrant is not concerned as to the overall collectibility of its accounts, it still considers the current level of accounts receivable and days outstanding as unacceptable and will continue its work to reduce both. The Registrant also performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

Investing activities used $10,404,000, an increase of $483,000 over 1997. Expenditures for equipment increased $583,000, consistent with the Registrant's capital budget of approximately $26,000,000. The increased expenditures were partially offset by proceeds from the sale of the Registrant's Bayport, New York Residential facility.

Financing activities provided $7,253,000, $3,408,000 more than in 1997. The increase was attributable to a higher level of borrowings necessitated by the relatively higher capital expenditures, seasonal working capital requirements, and increased common share repurchases.

At April 4, 1998, the Registrant's principal source of liquidity consisted of $321,000 in cash and cash equivalents; short term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,578,000 of which $750,000 had been drawn and $560,000 was considered drawn to cover outstanding letters of credit; and a revolving credit agreement in the amount of $35,000,000 of which $28,000,000 had been drawn and $7,000,000 was considered drawn to cover outstanding letters of credit. Including a temporary line of credit of $5,000,000 of which $1,900,000 had been drawn, and the outstanding term note agreement, at that date the Registrant's credit facilities totaled $48,778,000. Subsequent to April 4, 1998, the Registrant renegotiated with its principal banks to provide for an additional $15,800,000 under a new credit facility and temporary line of credit as well as to allow for more favorable pricing. Accordingly, with these new agreements, the Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS
---------------------

Revenues of $65,068,000 increased $4,691,000 or 7.8 % when compared to the $60,377,000 generated in 1997. Revenues were improved in the Registrant's Utility and Residential Services. Utility services continue to be positively influenced by the additional work performed by the Registrant's western utility operations, while Residential services continue to benefit from heightened sales efforts coupled with generally good economic conditions. Revenues were also strengthened by virtue of the additional work obtained in Quebec and Maine as a result of an ice storm in January.

Operating costs increased in both dollars and as a percentage of revenues when compared to 1997. At $47,780,000, they increased $4,575,000 from last year's level of $43,205,000 and as a percentage of revenues they increased 1.8% to 73.4%. The percentage increase was largely attributable to higher operating costs associated with a relatively higher level of Utility service revenues, and a decline in the level of Consulting service revenues due to completion of the major contract in September of 1997. Unlike Utility services, Consulting services favorably influence operating costs because they are generally higher priced services with inherently higher gross margins and attendant lower operating costs; they are also far less capital intensive than Utility services. Accordingly, any increase in Utility revenues relative to the Registrant's Consulting and Residential revenues will be detrimental to its cost structure.

Selling costs of $9,021,000 increased $981,000 in the quarter, and as a percentage of revenues increased .6% to 13.9%. The increase was mainly attributable to higher Residential field management wages associated with its heightened sales efforts, as well as increased sales commissions.

General and Administrative costs increased by $1,146,000 to $5,541,000, and 1.2% as a percentage of revenues when compared to 1997. The increase was primarily attributable to costs associated with the Registrant's implementation of an enterprise-wide information system.

Depreciation and amortization expense of $4,522,000 increased $632,000 or .5% when compared to last year. These increases have resulted from the higher level of capital expenditures in the current and two preceding years, primarily for Utility, Residential and Commercial services. The Registrant anticipates that depreciation expense will approximate $18,000,000 in 1997.

As a result of the above factors, the Registrant's loss before income taxes totaled $2,128,000, $2,602,000 higher than last year's earnings of $474,000. Effective income tax rates of 40.4% and 41.1% were used to compute income taxes in 1998 and 1997, respectively.

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






                                    THE DAVEY TREE EXPERT COMPANY


                              BY: /s/ David E. Adante
                                      -------------------------
                                      David E. Adante
                                      Executive Vice President, CFO and
                                      Secretary-Treasurer


                                 /s/  Bradley L. Comport
                                      -------------------------
                                      Bradley L. Comport
                                      Corporate Controller

May 18, 1998