Form 10-Q
period 1998-07-04
DAVEY TREE EXPERT CO
filed 1998-08-17
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended July 4, 1998                Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


          OHIO                                         34-0176110
(State of Incorporation)                   (IRS Employer Identification No.)


1500 North Mantua Street
     P. O. Box 5193
        Kent, OH                                       44240-5193
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of August 14, 1998:  4,079,940

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                    YES      X          NO
                           ------              ------

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                    PAGE NO.
                                                                    --------

PART I:   FINANCIAL INFORMATION

  Item 1: Financial Statements

          Consolidated Balance Sheets - Periods ended July 4, 1998,
          June 28, 1997 and December 31, 1997                           3

          Consolidated Statements of Net Earnings - Three
          Months Ended July 4, 1998 and June 28, 1997                   4

          Consolidated Statements of Net Earnings - Six Months Ended
          July 4, 1998 and June 28, 1997                                5

          Consolidated Statements of Cash Flows - Six Months
          Ended July 4, 1998 and June 28, 1997                          6

          Notes to Consolidated Financial Statements                    7

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                10

PART II:  OTHER INFORMATION

  Item 4: Submission of Matters to a Vote of Security Holders          13

  Item 5: Other Information                                            13

  Item 6: Exhibits and Reports on Form 8-K                             13


                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)
                                   -----------

                                            July 4,     June 28,   Dec. 31,
                                             1998         1997       1997
                                           ---------   ---------   ---------
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                $     516   $     155   $     722
  Accounts Receivable                         57,366      50,123      43,896
  Operating Supplies                           3,260       2,936       2,662
  Prepaid Expenses and Other Assets            2,287       1,802       2,724
  Deferred Income Taxes                        1,993       1,729       2,032
                                           ---------   ---------   ---------
     Total Current Assets                     65,422      56,745      52,036

PROPERTY AND EQUIPMENT:
  Land and Land Improvements                   6,349       6,154       6,283
  Buildings and Leasehold Improvements        16,486      16,605      16,142
  Equipment                                  184,817     162,953     166,902
                                           ---------   ---------   ---------
                                             207,652     185,712     189,327
  Less Accumulated Depreciation              129,861     120,387     123,053
                                           ---------   ---------   ---------
  Net Property and Equipment                  77,791      65,325      66,274
                                           ---------   ---------   ---------

OTHER ASSETS AND INTANGIBLES                   9,570       7,217       9,515
                                           ---------   ---------   ---------

     TOTAL ASSETS                          $ 152,783   $ 129,287   $ 127,825
                                           =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                         $  12,213   $  13,226   $  10,187
  Accrued Liabilities                         15,310      12,766      10,822
  Insurance Liabilities                        6,318       6,562       6,738
  Income Taxes Payable                         1,650       2,364       1,647
  Notes Payable, Bank                          1,925         550         300
  Current Maturities of Long-Term Debt        16,074       9,496       3,148
                                           ---------   ---------   ---------
     Total Current Liabilities                53,490      44,964      32,842

LONG-TERM DEBT                                32,472      18,256      24,104

DEFERRED INCOME TAXES                          1,344       1,892       1,381

INSURANCE LIABILITIES                         11,125      10,349      10,913

OTHER LIABILITIES                                928         558         698
                                           ---------   ---------   ---------

     TOTAL LIABILITIES                        99,359      76,019      69,938

SHAREHOLDERS' EQUITY:
  Preferred Shares - No Par Value;
     Authorized 4,000,000 Shares;
     None Issued
  Common Shares - $1.00 Par Value;
     Authorized 12,000,000 Shares;
     Issued 8,728,440 Shares at
     July 4, 1998, June 28, 1997
     and December 31, 1997                     8,728       8,728       8,728
  Additional Paid-in Capital                   5,374       4,154       4,625
  Retained Earnings                           87,783      79,836      85,510
  Accumulated Other Comprehensive
     Income (Loss)                              (591)       (544)       (535)
                                           ---------   ---------   ---------
                                             101,294      92,174      98,328
LESS:
  Treasury Shares at cost:
     4,649,300 Shares at July 4, 1998;
     4,357,820 Shares at June 28, 1997;
     and 4,429,205 Shares at
     December 31, 1997                       (47,870)    (38,899)    (40,441)
  Subscriptions Receivable from Employees                     (7)
                                           ---------   ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                    53,424      53,268      57,887
                                           ---------   ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 152,783   $ 129,287   $ 127,825
                                           =========   =========   =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                THREE MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                       July 4, 1998         June 28, 1997
                                     -----------------    ------------------

REVENUES                             $  85,918   100.0%   $  82,331    100.0%
                                     ---------  ------    ---------   ------
COSTS AND EXPENSES:

 Operating                              56,367    65.6       54,449     66.1
 Selling                                11,175    13.0        9,947     12.1
 General and Administrative              5,268     6.1        5,188      6.3
 Depreciation and Amortization           4,910     5.7        4,290      5.2
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES             77,720    90.4       73,874     89.7
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                 8,198     9.6        8,457     10.3

INTEREST EXPENSE                          (842)   (1.0)        (610)    (0.8)

OTHER INCOME/(EXPENSE) - NET                 8                 (182)    (0.2)
                                     ---------  ------    ---------   ------

EARNINGS BEFORE INCOME TAXES             7,364     8.6        7,665      9.3

INCOME TAXES                             3,028     3.5        3,142      3.8
                                     ---------  ------    ---------   ------

NET EARNINGS                         $   4,336     5.1%   $   4,523      5.5%
                                     =========  ======    =========   ======

EARNINGS PER COMMON SHARE            $    1.05            $    1.03
                                     =========            =========

EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    0.95            $    0.98
                                     =========            =========

BASIC EARNINGS SHARES                4,132,430            4,375,751
                                     =========            =========

DILUTED EARNINGS SHARES              4,555,629            4,594,885
                                     =========            =========


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
                 SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                        July 4, 1998        June 28, 1997
                                     -----------------    ------------------

REVENUES                             $ 150,986   100.0%   $ 142,708    100.0%

COSTS AND EXPENSES:

 Operating                             104,147    69.0       97,654     68.5
 Selling                                20,196    13.4       17,987     12.6
 General and Administrative             10,809     7.2        9,583      6.7
 Depreciation and Amortization           9,432     6.2        8,180      5.7
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES            144,584    95.8      133,404     93.5
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                 6,402     4.2        9,304      6.5

INTEREST EXPENSE                        (1,393)   (0.9)      (1,155)    (0.8)

OTHER INCOME/(EXPENSE) - NET               227     0.2          (10)
                                     ---------  ------    ---------   ------

EARNINGS BEFORE INCOME TAXES             5,236     3.5        8,139      5.7

INCOME TAXES                             2,168     1.4        3,337      2.3
                                     ---------  ------    ---------   ------

NET EARNINGS                         $   3,068     2.1%   $   4,802      3.4%
                                     =========  ======    =========   ======

EARNINGS PER COMMON SHARE            $    0.73            $    1.07
                                     =========            =========

EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    0.66            $    1.02
                                     =========            =========

BASIC EARNINGS SHARES                4,213,997            4,473,946
                                     =========            =========

DILUTED EARNINGS SHARES              4,643,373            4,707,759
                                     =========            =========


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      JULY 4,     JUNE 28,
                                                        1998        1997
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Earnings                                        $   3,068    $   4,802

 Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities:
   Depreciation                                          9,260        7,999
   Amortization                                            172          181
   Deferred Income Taxes                                     2           (3)
   Other                                                  (247)        (109)
                                                     ---------    ---------

                                                        12,255       12,870
   Change in Operating Assets and Liabilities:
     Accounts Receivable                               (13,470)     (10,318)
     Other Assets                                          (93)          97
     Accounts Payable and Accrued Liabilities            6,514        7,589
     Insurance Liabilities                                (208)       1,799
     Income Tax Liabilities                                  3        2,146
     Other Liabilities                                     230         (324)
                                                     ---------    ---------
Net Cash Provided by Operating Activities                5,231       13,859
                                                     ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sales of Property and Equipment             689          508
 Acquisitions                                             (361)        (149)
 Capital Expenditures:
  Land and Buildings                                      (747)         (53)
  Equipment                                            (20,463)     (16,659)
                                                     ---------    ---------
Net Cash Used In Investing Activities                  (20,882)     (16,353)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Borrowings Under Notes Payable, Bank                1,625          475
 Principal Payments of Long-Term Debt                   (5,229)      (1,417)
 Proceeds from Issuance of Long-Term Debt               26,523        6,895
 Sales of Treasury Shares                                1,722          686
 Dividends Paid                                           (794)        (761)
 Repurchase of Common Shares                            (8,402)      (3,856)
                                                     ---------    ---------
Net Cash Provided By Financing Activities               15,445        2,022
                                                     ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (206)        (472)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               722          627
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $     516    $     155
                                                     =========    =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                          SIX MONTHS ENDED JULY 4, 1998

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited Consolidated Financial Statements as of July 4, 1998 and June 28, 1997 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period.

NOTE 2 - RESULTS OF OPERATIONS
------------------------------

Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended July 4, 1998 and June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS
------------------

On June 10, 1998, the Registrant paid a $.095 per share dividend to all shareholders of record at June 1, 1998. This compares to an $.085 per share dividend paid in the second quarter of 1997. For the six months ended July 4, 1998, the Registrant paid cumulative dividends of $.19 per share to all shareholders of record. This compared to a $.17 cumulative per share dividend paid in the first half of 1997.

NOTE 4 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consisted of:

                                          JULY 4,   JUNE 28,    DEC. 31,
                                           1998       1997        1997
                                         --------   --------    --------
                                              (DOLLARS IN THOUSANDS)
       Compensation                      $  7,757   $  5,780    $  5,648
       Vacation                             2,664      2,175       1,848
       Medical Claims                       1,773      1,882       1,948
       Taxes, other than taxes on income    1,373      1,431         657
       Other                                1,743      1,498         721
                                         --------   --------    --------
                                         $ 15,310   $ 12,766    $ 10,822
                                         ========   ========    ========

NOTE 5 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of:

                                         JULY 4,    JUNE 28,     DEC. 31,
                                          1998        1997         1997
                                        --------    --------     --------
                                             (DOLLARS IN THOUSANDS)
   Revolving Credit Agreement:
       Prime rate borrowings            $  2,800    $  3,000     $  2,800
       London Interbank Offered Rate
        (LIBOR) borrowings                33,000      18,000       18,000
   Term note agreement                    10,000       6,000        4,800
                                        --------    --------     --------
                                          45,800      27,000       25,600

   Subordinated notes - stock redemption   1,761         357          357
   Term loans and others                     985         395        1,295
                                        --------    --------     --------
                                          48,546      27,752       27,252

   Less current maturities                16,074       9,496        3,148
                                        --------    --------     --------
                                        $ 32,472    $ 18,256     $ 24,104
                                        ========    ========     ========

NOTE 6 - ACQUISITIONS
---------------------

During the first six months of 1998 and 1997, the Registrant acquired assets of organizations which provide horticultural services for a purchase price of $361,000 and $149,000, respectively and accounted for the transactions as purchases. Their results of operations, which were not material, have been included in the accompanying financial statements from their respective acquisition dates. Goodwill and other intangibles recognized in connection with these purchases are being amortized over three to fifteen years.

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

<PAGE 9>

NOTE 8 - OTHER COMPREHENSIVE INCOME (LOSS)
------------------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 requires presentation of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements.

Total comprehensive income for the three and six-month periods ended July 4, 1998 and June 28, 1997 were as follows:


                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                   -------------------      -------------------
                                    JULY 4,   JUNE 28,       JULY 4,   JUNE 28,
                                     1998       1997          1998       1997
                                   --------   --------      --------   --------
  Net earnings                     $  4,336   $  4,523      $  3,068   $  4,802

  Foreign currency translation
   adjustments, net of related
   tax effects                         (143)       (73)          (56)      (143)
                                   --------   --------      --------   --------

  Total comprehensive earnings     $  4,193   $  4,450      $  3,012   $  4,659
                                   ========   ========      ========   ========


NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------


In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.
It becomes effective for fiscal years beginning after December 15, 1997 and requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders, as well as other information regarding products and services, geographic information, and major customers. The Company has not yet completed its analysis of SFAS No. 131 and accordingly has yet to determine the effect, if any, it will have on future financial statement disclosures.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. It becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of SFAS No. 133 and accordingly has yet to determine the effect, if any, it will have on future financial statement reporting and disclosures.

                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


                          SIX MONTHS ENDED JULY 4, 1998



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities provided only $5,231,000 in the first six months of 1998, a net decrease of $8,628,000 when compared to the $13,859,000 provided last year. The net decline was mainly due to lower net earnings, a larger net increase in accounts receivable, a net reduction in insurance liabilities, and a significantly lower increase in the Registrant's income tax liabilities. To a lesser extent, the net decrease also resulted from a slightly lower increase in accounts payable and accrued liabilties. These factors were partially offset by an increase in depreciation expense.

The Registrant's net earnings of $3,068,000 represent a decline of $1,734,000 when compared to 1997. As was disclosed in the Registrant's first quarter, this decrease continues to be largely attributable to two significant items. First, the Registrant completed a major Consulting service contract during the third quarter of last year. Second, it continues to incur costs associated with the implementation of its new enterprise-wide information system, a process which commenced in January 1998.

Accounts receivable increased $13,470,000 to $57,366,000, a $3,152,000 larger increase than that experienced in 1997. Even though the Registrant's days outstanding increased to 59.4 days from 53.9 days last year, they have declined by .8 days and 3.1 days from the first quarter of 1998 and year end 1997, respectively. Increases in the level of accounts receivable have generally been experienced in most service lines, as well as the Registrant's western U.S. operation, more specifically with its major U.S. customer. As was the case during 1997, the level of accounts receivable and days outstanding with respect to the customer have fluctuated. The Registrant is not concerned as to the collectibility of this account or the overall collectibility of accounts; however, it continues to view the level of accounts receivable and days outstanding as higher than acceptable and will persist in its efforts to reduce both. The Registrant also performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

Insurance liabilities declined by $208,000, a net change of $2,007,000 when compared with the 1997 increase of $1,799,000. This continues to be attributable to an environment of relatively stable levels of estimated ultimate costs resulting from a generally mature self-insurance program, coupled with an acceleration in claims payments. As disclosed in the first quarter, the recent acceleration in claims payments is due to an anticipated "catching up" in processing by the Registrant's excess insurer and claims administrator; these payments had generally lagged during the transition to this insurer since September, 1996.

Income tax liabilities increased only $3,000, $2,143,000 less than in 1997. This change is due to the Registrant's lower levels of profitability in the current year.

Depreciation expense of $9,260,000 represented an increase of $1,261,000 from last year, and has resulted from a higher level of capital expenditures, particularly in the current and immediately preceding two years.

Investing activities used $20,882,000 in cash, an increase of $4,529,000 over 1997. Expenditures for equipment increased $3,804,000 consistent with the Registrant's capital budget of approximately $26,000,000.

Financing activities provided $15,445,000, $13,423,000 more than the $2,022,000 provided in 1997. Proceeds from borrowings under notes payable and from issuance of long term debt, net of principal repayments, totaled $22,919,000, an increase of $16,966,000 over last year. The increase was necessitated by the higher level of capital expenditures as well as a substantially higher level of common share repurchases, a portion of which was attributable to the redemption of shares held by a retiring director.

In May, 1998, the Registrant entered into a new credit agreement with two banks. It generally provides for an increase in the amounts available to be borrowed, a slight reduction in rates, and increased participation by the second bank. The agreement consists of three principal components. The first component is a $40,000,000 revolving credit agreement that provides for borrowings as defined. The second component is a new $10,000,000 seven-year term note, the net proceeds of which were used to fund expenditures for the Registrant's enterprise-wide information system and other equipment. The third component is represented by a $10,000,000 temporary line of credit which expires April 30, 1999. Concurrent with the borrowings under the new $10,000,000 term note, the Registrant entered into a new interest rate "swap" which effectively fixes the rate over the seven-year term of the note to approximately 6.99%.

At July 4, 1998, the Registrant's principal source of liquidity consisted of $516,000 in cash and cash equivalents; short term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,643,000, of which $1,650,000 had been drawn and $800,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $50,000,000, of which $35,800,000 had been drawn and $7,000,000 was considered drawn to cover outstanding letters of credit. Including the outstanding term note agreement, at that date the Registrant's credit facilities totaled $64,600,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS
---------------------

Revenues of $150,986,000 for the first six months of 1998 increased $8,278,000 or 5.8% when compared to the same period in 1997. Second quarter revenues of $85,918,000 exceeded last year by $3,587,000 or 4.4%. Revenues were improved in the Registrant's Utility, Residential, and Commercial services. The additional work performed by the Registrant's western utility operations continues to positively influence Utility service revenues. Residential and Commercial services continue to realize the benefits of heightened sales efforts coupled with generally good economic conditions. Revenues were also bolstered by virtue of additional work obtained in Quebec and Maine as a result of an ice storm in January, as well as further work derived in Michigan as a result of severe weather that occurred in June.

Even though operating costs declined .5% in the second quarter to 65.6% of revenues, for the first six months they remain .5% higher at 69.0%. This increase as a percentage of revenues persists due to higher operating costs associated with a relatively higher level of Utility service revenues, along with a lower level of Consulting service revenues attributable to completion of the major contract in September 1997. As previously stated, unlike Utility services, Consulting services favorably influence operating costs because they are generally higher priced services with inherently higher gross margins and attendant lower operating costs; they are also far less capital intensive than Utility services. Accordingly, any increase in Utility revenues relative to the Registrant's Consulting and Residential revenues will be detrimental to its cost structure. For that reason, the Registrant anticipates that as a percentage of revenues, operating costs will continue to be somewhat higher in 1998 when compared to the prior year.

Selling costs of $11,175,000 increased $1,228,000 in the second quarter, and as a percentage of revenues increased .9% to 13.0%. Similarly, for the first six months these costs increased $2,209,000 and .8% as a percentage of revenues. The increases continue as a result of higher Residential field management wages associated with its heightened sales efforts, as well as increased sales commissions.

Even though as a percentage of revenues general and administrative costs declined slightly in the second quarter to 6.1% from 6.3% in 1997, at $10,809,000 for the first six months they are $1,226,000 higher than last year, and as a percentage of revenues they have increased .5% to 7.2%. This increase is due to costs associated with the Registrant's implementation of an enterprise-wide information system. As a result of this implementation, the Registrant anticipates that general and administrative costs, as a percentage of revenues, will remain higher throughout 1998.

In 1997 the Registrant completed development of its information technology plan for the purpose of replacing its existing legacy systems with this new system. Of primary importance and in accord with the information technology plan, the new system will significantly enhance the Registrant's processes and its ability to support future growth. The software vendor has also represented that this new system is year 2000 compliant. In January 1998, the Registrant acquired and commenced implementation of this new information system. The Registrant estimates implementation will be completed by June of 1999. Consistent with the implementation schedule, the blueprint phase of the project had been completed as of July 4, 1998. Configuration, data conversion, testing, and going live will follow over the remaining term of the implementation schedule. The Registrant's current estimate for the ultimate cost of this new system is approximately $10,000,000, and it is estimated that of this total, $3,500,000 will be expensed in 1998. The Registrant believes the remaining ultimate costs of $ 6,500,000, consisting of hardware, software license fees, consulting and internal personnel costs related to design and configuration, will be capitalizable. It also anticipates that depreciation of these costs will commence in 1999, as system modules are ready to be placed in service. Through July 4, 1998, the Registrant has expensed $1,650,000 related to the project.

The Registrant has not fully addressed the year 2000 readiness of its non-IT systems, those systems with embedded technology, but recognizes the need to do so over the next several quarters. The exception to this is that concurrent with implementation of the new enterprise-wide application, the Registrant, with assistance from outside consultants, is seeking competitive proposals from several major vendors to provide it with telecommunication services throughout North America. One critical element that the Registrant will be evaluating in these proposals is the year 2000 readiness of each vendor. The Registrant estimates that the telecommunication services provider selection process will be complete by the end of its third quarter. The Registrant is also in the process of assessing the year 2000 readiness of its existing phone systems. While this process is incomplete, it does know that its Corporate headquarters phone software must be upgraded at an estimated cost of $60,000.

The Registrant is in the early stages of assessing the year 2000 readiness of external entities with which it interfaces. Material relationships include, but are not limited to, those with existing utility customers in which electronic billing is required as well as vendors such as the Registrant's principal bank which will provide or already provides such services as lockbox processing, treasury management services, and benefit plan administration. It is anticipated that the assessment of year 2000 issues with material third party relationships will be completed over the term of the enterprise wide system implementation schedule.

The Registrant currently is uncertain with respect to its most reasonably likely worst case year 2000 scenario, but believes that most issues will have been identified prior to going live with its enterprise wide information system. Given this uncertainty, the Registrant also has no contingency plans, but will, to the extent considered necessary under the circumstances, develop such plans as issues are identified.

The preceding comments regarding the year 2000 are forward looking statements and as such represent the Registrant's best faith estimates of what costs will be incurred. There can be no assurance that these estimates are accurate.

Depreciation and amortization for the first six months of 1998 of $9,432,000 increased $1,252,000 or .5% as a percentage of revenues. The increases are the result of a higher level of capital expenditures in the current and two preceding years, primarily for Utility, Residential and Commercial Services. The Registrant anticipates that depreciation and amortization will approximate $19,000,000 in 1998.

Interest expense of $1,393,000 increased $238,000 when compared to last year and as a percentage of revenues increased .1% to .9%. The increases are attributable to higher debt levels in 1998.

Other income increased $237,000 during the first six months of 1998, and .2% as a percentage of revenues. The increase resulted from a gain realized upon the receipt of insurance proceeds on the life of a former President of the Registrant who passed away in February of 1998.

As a result of the above factors, earnings before income taxes for the first six months were $5,236,000 or 3.5% as a percentage of revenues, compared to $8,139,000 or 5.7% in 1997. Effective income tax rates of 41.4% and 41.0% were used to compute the tax provisions for 1998 and 1997, respectively. The Registrant's resultant net earnings of $3,068,000 declined $1,734,000 or 1.3% as a percentage of revenues when compared to last year.

                          THE DAVEY TREE EXPERT COMPANY

                           PART II:  OTHER INFORMATION
                           ---------------------------


     ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 19, 1998, the Registrant held its annual meeting of shareholders. The shareholders voted to:

               a. Elect the following persons to serve as directors for a term to expire on the date of the annual meeting in 2001:

                                   R. Cary Blair
                                   Douglas K. Hall
                                   James H. Miller

     ITEM 5: As disclosed in the Registrant's 1998 Proxy Statement, the board of directors elected Russell R. Gifford at their December, 1997 meeting. Mr. Gifford filled the directorship vacated by J Maurice Struchen, who retired from the board of directors at the end of his term in 1996. Mr. Gifford's term expires in 1999.

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

               (a)Exhibits

                  27   Financial Data Schedule

               (b)Reports on Form 8-K

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

August 14, 1998