Form 10-Q
period 1998-10-03
DAVEY TREE EXPERT CO
filed 1998-11-13
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended October 3, 1998             Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


          OHIO                                         34-0176110
(State of Incorporation)                   (IRS Employer Identification No.)


1500 North Mantua Street
     P. O. Box 5193
        Kent, OH                                       44240-5193
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of November 13, 1998:  3,987,819

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                    YES      X             NO
                          -------                 -------
<PAGE 2>

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                 Page No.
                                                                 --------

PART I:   FINANCIAL INFORMATION

  Item 1: Financial Statements

          Consolidated Balance Sheets - Periods ended
          October 3, 1998, September 27, 1997 and
          December 31, 1997                                          3

          Consolidated Statements of Net Earnings - Three
          Months Ended October 3, 1998 and September 27, 1997        4

          Consolidated Statements of Net Earnings -
          Nine Months Ended October 3, 1998 and
          September 27, 1997                                         5

          Consolidated Statements of Cash Flows - Nine Months
          Ended October 3, 1998 and September 27, 1997               6

          Notes to Consolidated Financial Statements                 7

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations             10

PART II:  OTHER INFORMATION

  Item 4: Submission of Matters to a Vote of Security Holders       13

  Item 5: Other Information                                         13

  Item 6: Exhibits and Reports on Form 8-K                          13


                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)
                                    ---------

                                            Oct. 3,    Sept. 27,   Dec. 31,
                                              1998        1997       1997
                                            -------    ---------    --------
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                $     286   $     991   $     722
  Accounts Receivable                         59,747      51,816      43,896
  Operating Supplies                           2,973       2,617       2,662
  Prepaid Expenses and Other Assets            2,011       2,371       2,724
  Deferred Income Taxes                        1,993       1,729       2,032
                                           ---------   ---------   ---------
     Total Current Assets                     67,010      59,524      52,036

PROPERTY AND EQUIPMENT:
  Land and Land Improvements                   6,325       6,232       6,283
  Buildings and Leasehold Improvements        16,449      16,753      16,142
  Equipment                                  182,505     162,177     166,902
                                           ---------   ---------   ---------
                                             205,279     185,162     189,327
  Less Accumulated Depreciation              128,311     121,623     123,053
                                           ---------   ---------   ---------
  Net Property and Equipment                  76,968      63,539      66,274
                                           ---------   ---------   ---------

OTHER ASSETS AND INTANGIBLES                   9,540       8,048       9,515
                                           ---------   ---------   ---------

     TOTAL ASSETS                          $ 153,518   $ 131,111   $ 127,825
                                           =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                         $  11,693   $  10,821   $  10,187
  Accrued Liabilities                         17,356      14,497      10,822
  Insurance Liabilities                        7,025       7,334       6,738
  Income Taxes Payable                         1,587       3,012       1,647
  Notes Payable, Bank                            525                     300
  Current Maturities of Long-Term Debt        15,478       7,886       3,148
                                           ---------   ---------   ---------
     Total Current Liabilities                53,664      43,550      32,842

LONG-TERM DEBT                                32,310      18,317      24,104

DEFERRED INCOME TAXES                          1,344       1,892       1,381

INSURANCE LIABILITIES                          9,727      10,701      10,913

OTHER LIABILITIES                              1,024         635         698
                                           ---------   ---------   ---------


     TOTAL LIABILITIES                        98,069      75,095      69,938

SHAREHOLDERS' EQUITY:
  Preferred Shares - No Par Value;
     Authorized 4,000,000 Shares;
     None Issued
  Common Shares - $1.00 Par Value;
     Authorized 12,000,000 Shares;
     Issued 8,728,440 Shares at
     October 3, 1998, September 27, 1997
     and December 31, 1997                     8,728       8,728       8,728
  Additional Paid-in Capital                   5,400       4,164       4,625
  Retained Earnings                           90,856      83,541      85,510
  Accumulated Other Comprehensive
     Income (Loss)                              (853)       (611)       (535)
                                           ---------   ---------   ---------
                                             104,131      95,822      98,328
LESS:
  Treasury Shares at cost:
     4,672,109 Shares at
     October 3, 1998; 4,396,719
     Shares at September 27, 1997;
     and 4,429,205 Shares at
     December 31, 1997                       (48,682)    (39,806)    (40,441)
                                           ---------   ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                    55,449      56,016      57,887
                                           ---------   ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 153,518   $ 131,111   $ 127,825
                                           =========   =========   =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
            THREE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                   ----------

                                     October 3, 1998      September 27, 1997
                                     ---------------      ------------------

REVENUES                             $  86,457   100.0%   $  81,066    100.0%
                                     ---------  ------    ---------   ------
COSTS AND EXPENSES:

 Operating                              57,634    66.6       53,950     66.6
 Selling                                11,939    13.8       11,050     13.6
 General and Administrative              5,160     6.0        4,256      5.2
 Depreciation and Amortization           5,161     6.0        4,537      5.6
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES             79,894    92.4       73,793     91.0
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                 6,563     7.6        7,273      9.0

INTEREST EXPENSE                          (787)   (0.9)        (603)    (0.8)

OTHER INCOME/(EXPENSE) - NET               123     0.1         (110)    (0.1)
                                     ---------  ------    ---------   ------

EARNINGS BEFORE INCOME TAXES             5,899     6.8        6,560      8.1

INCOME TAXES                             2,441     2.8        2,689      3.3
                                     ---------  ------    ---------   ------

NET EARNINGS                         $   3,458     4.0%   $   3,871      4.8%
                                     =========  ======    =========   ======

EARNINGS PER COMMON SHARE            $    0.84            $    0.88
                                     =========            =========

EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    0.72            $    0.79
                                     =========            =========

BASIC EARNINGS SHARES                4,118,402            4,407,493
                                     =========            =========
DILUTED EARNINGS SHARES              4,829,699            4,921,005
                                     =========            =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
            NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                   ----------


                                     October 3, 1998      September 27, 1997
                                     ---------------      ------------------

REVENUES                             $ 237,443   100.0%   $ 223,774    100.0%
                                      --------   -----    ---------    -----

COSTS AND EXPENSES:

 Operating                             161,781    68.1      151,604     67.7
 Selling                                32,135    13.5       29,037     13.0
 General and Administrative             15,969     6.7       13,839      6.2
 Depreciation and Amortization          14,593     6.2       12,717      5.7
                                      --------   -----    ---------    -----


   TOTAL COSTS AND EXPENSES            224,478    94.5      207,197     92.6
                                      --------   -----    ---------    -----

EARNINGS FROM OPERATIONS                12,965     5.5       16,577      7.4

INTEREST EXPENSE                        (2,180)   (0.9)      (1,758)    (0.8)

OTHER INCOME/(EXPENSE) - NET               350     0.1         (120)
                                      --------   -----    ---------    -----

EARNINGS BEFORE INCOME TAXES            11,135     4.7       14,699      6.6

INCOME TAXES                             4,609     1.9        6,026      2.7
                                      --------   -----    ---------    -----

NET EARNINGS                         $   6,526     2.8%   $   8,673      3.9%
                                      ========   =====    =========    =====

EARNINGS PER COMMON SHARE            $    1.57            $    1.96
                                     =========            =========
EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    1.39            $    1.80
                                     =========            =========

BASIC EARNINGS SHARES                4,166,696            4,435,407
                                     =========            =========

DILUTED EARNINGS SHARES              4,688,473            4,814,503
                                     =========            =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                   ----------

                                                 October 3,     Sept. 27,
                                                    1998           1997
                                                 ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Earnings                                    $   6,526      $   8,673

 Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities:
   Depreciation                                     14,336         12,445
   Amortization                                        257            272
   Deferred Income Taxes                                 2             (3)
   Other                                              (697)          (139)
                                                 ---------      ---------
                                                    20,424         21,248
   Change in Operating Assets and Liabilities:
     Accounts Receivable                           (15,851)       (12,011)
     Other Assets                                      415           (908)
     Accounts Payable and Accrued Liabilities        8,040          8,144
     Insurance Liabilities                            (899)         1,694
     Income Tax Liabilities                            (60)         2,794
     Other Liabilities                                 326           (247)
                                                 ---------      ---------

 Net Cash Provided by Operating Activities          12,395         20,714
                                                 ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sales of Property and Equipment       1,220            550
 Acquisitions                                         (361)          (449)
 Capital Expenditures:
  Land and Buildings                                  (790)          (241)
  Equipment                                        (25,014)       (18,872)
                                                 ---------      ---------

 Net Cash Used In Investing Activities             (24,945)       (19,012)
                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Borrowings (Payments) Under Notes
  Payable, Bank                                        225            (75)
 Principal Payments of Long-Term Debt               (5,387)        (2,028)
 Proceeds from Issuance of Long-Term Debt           25,923          5,957
 Sales of Treasury Shares                            1,828            734
 Receipts from Stock Subscriptions                                      7
 Dividends Paid                                     (1,181)        (1,132)
 Repurchase of Common Shares                        (9,294)        (4,801)
                                                 ---------      ---------

 Net Cash Provided By Financing Activities          12,114         (1,338)
                                                 ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS               (436)           364
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           722            627
                                                 ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $     286      $     991
                                                 =========      =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        NINE MONTHS ENDED OCTOBER 3, 1998

                                    UNAUDITED
                                    ---------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited Consolidated Financial Statements as of October 3, 1998 and September 27, 1997 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period.

NOTE 2 - RESULTS OF OPERATIONS
------------------------------

Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended October 3, 1998 and September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS
------------------

On September 10, 1998, the Registrant paid a $.095 per share dividend to all shareholders of record at September 1, 1998. This compares to an $.085 per share dividend paid in the third quarter of 1997. For the nine months ended October 3, 1998, the Registrant paid cumulative dividends of $.285 per share to all shareholders of record. This compared to a $.255 cumulative per share dividend paid in the first nine months of the prior year.

NOTE 4 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consisted of:

                                          October 3,  Sept. 27,   Dec. 31,
                                            1998        1997        1997
                                          ----------  ---------   --------
                                              (DOLLARS IN THOUSANDS)

       Compensation                      $  8,904    $  7,400    $  5,648
       Vacation                             3,235       2,190       1,848
       Medical Claims                       1,703       2,152       1,948
       Taxes, other than taxes on income      933         850         657
       Other                                2,581       1,905         721
                                          -------     -------    --------
                                         $ 17,356    $ 14,497    $ 10,822
                                          =======    ========    ========

NOTE 5 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of:


                                       October 3,   Sept. 27,    Dec. 31,
                                          1998         1997        1997
                                       ----------   ---------    --------
                                             (DOLLARS IN THOUSANDS)

   Revolving Credit Agreement:
       Prime rate borrowings            $  7,200    $     ---     $ 2,800
       London Interbank Offered Rate
        (LIBOR) borrowings                28,000       19,000      18,000
   Term note agreement                    10,000        5,400       4,800
                                        --------    ---------     -------
                                          45,200       24,400      25,600

   Subordinated notes - stock
     redemption                            1,761          357         357
   Term loans and others                     827        1,446       1,295
                                        --------    ---------     -------

                                          47,788       26,203      27,252

   Less current maturities                15,478        7,886       3,148
                                        --------    ---------     -------

                                        $ 32,310    $  18,317     $24,104
                                        ========    =========     ========


NOTE 6 - ACQUISITIONS
---------------------

During the first nine months of 1998 and 1997, the Registrant acquired assets of organizations which provide horticultural services for a purchase price of $361,000 and $449,000, respectively and accounted for the transactions as purchases. Their results of operations, which were not material, have been included in the accompanying financial statements from their respective acquisition dates. Goodwill and other intangibles recognized in connection with these purchases are being amortized over three to fifteen years.

NOTE 7 - INTEREST RATE RISK MANAGEMENT
--------------------------------------

The Company has entered into an interest rate exchange agreement (swap) to modify the interest rate characteristics of the Company's long-term variable interest rate debt. The swap is accounted for using the settlement method or the "matched swap" method in which the periodic net cash settlements of the swap agreement are recognized in interest expense when they accrue. An interest rate swap is considered to be a matched swap if it is linked through designation with an asset or liability provided that it has the opposite interest rate characteristics of the asset or liability. Generally, if the asset or liability that is linked to the swap matures or is extinguished, or if the swap no longer qualifies for settlement accounting the swap will be marked to market through income. The swap term is matched with the term of the long-term debt. If the Company decided to terminate the interest rate swap agreement any resulting gain or loss would be deferred and amortized over the original life of the swap contract or recognized with the offsetting gain or loss of the hedged transaction.

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

Total comprehensive income for the three and nine-month periods ended October 3, 1998 and September 27, 1997 were as follows:


                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
                                      Oct. 3,   Sept. 27,   Oct. 3,  Sept. 27,
                                        1998      1997        1998     1997
                                      -------   ---------   -------  ---------

  Net earnings                        $ 3,458   $3,871       $6,526  $ 8,673

  Foreign currency translation
    adjustments, net of related
    tax effects                         (262)      (67)        (318)    (210)
                                      ------    ------       ------   ------
  Total comprehensive earnings        $ 3,196   $3,804       $6,208  $ 8,463
                                      =======   ======       ======   ======


NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.
It becomes effective for fiscal years beginning after December 15, 1997 and requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders, as well as other information regarding products and services, geographic information, and major customers. The Company has not yet completed its analysis of SFAS No. 131 and accordingly has yet to determine the effect, if any, it will have on future financial statement disclosures.

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

                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                        NINE MONTHS ENDED OCTOBER 3, 1998


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities provided $12,395,000 in cash during the first nine months of 1998, a net decrease of $8,319,000 when compared to the $20,714,000 generated in 1997. This decline was primarily attributable to lower net earnings, a net increase in accounts receivable, a net reduction in insurance liabilities, and a decrease in the Registrant's income tax liabilities. These factors which contributed to the net decline in cash provided by operating activities were partially offset by an increase in depreciation expense and a decrease in other assets.

The Registrant's net earnings of $6,526,000 have declined $2,147,000 when compared to last year. The lower level of earnings continues to reflect the influence of two factors. First, the Registrant completed a major Consulting service contract during the third quarter of last year. It also continues to incur costs related to its implementation of a new enterprise-wide information system, a process which commenced in January 1998.

Accounts receivable increased $15,851,000 to $59,747,000, $3,840,000 more than the increase in 1997. Further, the Registrant's days outstanding of 63.3 days have increased 3.6 days from last year, and .8 days from year end 1997. While increases in the level of accounts receivable have been experienced in most service lines, most significantly they have been realized in the Registrant's western U.S. operation, specifically with its major customer. Although the level of accounts receivable and days outstanding with respect to this customer do fluctuate, the Registrant is not concerned as to the collectibility of this account or the overall collectibility of accounts; however, it continues its efforts to reduce both the level of accounts receivable and days outstanding. The Registrant also performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

Insurance liabilities declined by $899,000, a net change of $2,593,000 when compared with the 1997 increase of $1,694,000. This reduction continues to be a function of relatively stable levels of estimated ultimate costs resulting from a generally mature self-insurance program, coupled with an acceleration in claims payments. As has been experienced throughout 1998, this acceleration in claims payments is due to an anticipated "catching up" in processing by the Registrant's excess insurer and claims administrator; these payments had generally lagged during the transition to this insurer since September 1996.

While income tax liabilities have declined only $60,000 from year end 1997, this represents a net change of $2,854,000 from the increase of $2,794,000 last year. This net change resulted from a combination of a relatively lower tax liability in the current year based on the Registrant's decreased earnings, coupled with an increased tax liability in 1997, a function of lower estimated income tax payments calculated on lower seasonally adjusted taxable income.

Depreciation expense of $14,336,000 represented an increase of $1,891,000 from last year, and is due to a higher level of capital expenditures, particularly in the current and immediately preceding two years.

Other assets declined by $415,000 in 1998, a net change of $1,323,000 from the increase of $908,000 in 1997. The net change is mainly attributable to a three-year prepayment of the Registrant's liability umbrella policy in September of 1997 and its subsequent amortization.

Investing activities used $24,945,000 in cash, an increase of $5,933,000 over last year. The increase is mainly due to a higher level of capital expenditures for equipment and is consistent with the Registrant's capital budget of approximately $27,000,000.

Financing activities provided $12,114,000 in cash, a $13,452,000 increase when compared to the $1,338,000 used in 1997. Proceeds from issuance of long-term debt, net of principal repayments, totaled $20,536,000, an increase of $16,607,000 over last year. This increase was required to fund the higher level of capital expenditures, as well as a significantly higher level of common share repurchases, a portion of which was attributable to the redemption of shares held by a retiring director.

At October 3, 1998, the Registrant's principal source of liquidity consisted of $286,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,586,000, of which $250,000 was drawn and $710,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $50,000,000, of which $35,200,000 had been drawn and $9,715,000 was considered drawn to cover outstanding letters of credit. Including the outstanding term note agreement, at that date the Registrant's credit facilities totaled $64,600,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS
---------------------

Revenues of $237,443,000 for the first nine months of 1998 increased $13,669,000 or 6.1% when compared to last year. Third quarter revenues of $86,547,000 were $5,391,000 higher than last year, or 6.7%. Year to date, revenues were improved largely in the Registrant's Residential and Utility services. Utility service revenues continue to be positively influenced by the additional work performed by the Registrant's western utility operations, but have also improved in its southern operations. Residential services continue to realize the benefits of its heightened sales efforts as well as relatively good economic conditions. Revenues were also strengthened by virtue of additional work obtained in Quebec and Maine as a result of an ice storm in January, as well as work gained as a result of severe weather in Michigan in June and from Hurricane Bonnie in the southeastern U.S. in the third quarter.

Even though operating costs remained even at 66.6% of revenues in the third quarter, for the first nine months of 1998 they were .4% higher at 68.1%. This increase as a percentage of revenues will continue due to higher operating costs associated with a relatively higher level of Utility service revenues coupled with a lower level of Consulting service revenues attributable to completion of the major contract in September 1997. Unlike Utility services, Consulting services favorably influence operating costs because they are generally higher priced services with inherently higher gross margins and attendant lower operating costs; they are far less capital intensive than Utility services. Accordingly, any increase in Utility revenues relative to the Registrant's Consulting and Residential revenues will adversely impact its cost structure. The Registrant therefore expects that as a percentage of revenues, operating costs will continue to be somewhat higher in 1998 when compared to the prior year.

Selling costs of $11,939,000 increased $889,000 in the third quarter, and as a percentage of revenues increased .2%. For the first nine months these costs increased $3,098,000 and .5% as a percentage of revenues. These increases persist as a consequence of higher Residential field management wages associated with its heightened sales efforts, as well as with increased sales commissions.

General and administrative costs increased $904,000 and .8% as a percentage of revenues in the third quarter. Similarly, these costs increased $2,130,000 and
 .5% as a percentage of revenues in the first nine months of 1998. The increases are due to costs associated with the Registrant's implementation of an enterprise-wide information system. Accordingly, the Registrant anticipates that general and administrative costs, as a percentage of revenues, will remain higher throughout 1998.

In 1997, the Registrant completed development of its information technology plan for the purpose of replacing its existing legacy systems with this new system. Of primary importance and in accord with the information technology plan, the new system will significantly enhance the Registrant's processes and its ability to support future growth. The software vendor has also represented that this new system is year 2000 compliant. In January 1998, the Registrant acquired and commenced implementation of this new information system. The Registrant estimates implementation will be completed by June of 1999. Consistent with the implementation schedule, the blueprint phase of the project had been completed as of July 4, 1998. Configuration, data conversion, testing, and going live will follow over the remaining term of the implementation schedule. The Registrant's current estimate for the ultimate cost of this new system is approximately $12,000,000, and it is estimated that of this total, $3,000,000 will be expensed in 1998. The Registrant believes that another $8,000,000 of this total, consisting of hardware, software license fees, consulting and internal personnel costs related to design and configuration, will be capitalizable. It also anticipates that depreciation of these costs will commence in 1999, as system modules are ready to be placed in service. Through October 3, 1998, the Registrant has expensed $2,600,000 related to the project.

The Registrant has not fully addressed the year 2000 readiness of its non-IT systems, those systems with embedded technology, but recognizes the need to do so over the next several quarters. The exception to this is that concurrent with implementation of the new enterprise-wide application, the Registrant, with assistance from outside consultants, is seeking competitive proposals from several major vendors to provide it with telecommunication services throughout North America. One critical element that the Registrant will be evaluating in these proposals is the year 2000 readiness of each vendor. The Registrant estimates that the telecommunication services provider selection process will now be complete during its fourth quarter. The Registrant is also in the process of assessing the year 2000 readiness of its existing phone systems. While this process is incomplete, it does know that its Corporate headquarters phone software must be upgraded at an estimated cost of $60,000.

The Registrant is in the early stages of assessing the year 2000 readiness of external entities with which it interfaces. Material relationships include, but are not limited to, those with existing utility customers in which electronic billing is required as well as vendors such as the Registrant's principal bank which will provide or already provides such services as lockbox processing, treasury management services, and benefit plan administration. It is anticipated that the assessment of year 2000 issues with material third party relationships will be completed over the term of the enterprise-wide system implementation schedule.

The Registrant currently is uncertain with respect to its most reasonably likely worst case year 2000 scenario, but believes that most issues will have been identified prior to going live with its enterprise-wide information system. Given this uncertainty, the Registrant also has no contingency plans, but will, to the extent considered necessary under the circumstances, develop such plans as issues are identified.

The preceding comments regarding the year 2000 are forward looking statements and as such represent the Registrant's best faith estimates of what costs will be incurred. There can be no assurance that these estimates are accurate.

Depreciation and amortization for the first nine months of 1998 of $14,593,000 increased $1,876,000 or .5% as a percentage of revenues. The increase is the result of the higher level of capital expenditures, primarily for Utility, Residential and Commercial services. The Registrant anticipates that depreciation and amortization will approximate $19,000,000 in 1998.

Interest expense of $2,180,000 has increased $422,000 when compared to last year, and as a percentage of revenues increased .1% to .9%. These increases are due to the higher debt levels in 1998.

Other income of $350,000 is $470,000 higher than the expense of $120,000 in 1997. The increase is primarily due to a gain realized upon the receipt of insurance proceeds on the life of a retired officer of the Registrant. It is also attributable to a gain on the sale of certain fully depreciated equipment during the third quarter.

As a result of the above factors, earnings before income taxes for the first nine months were $11,135,000 or 4.7% as a percentage of revenues, compared to $14,699,000 or 6.6% in 1997. Effective income tax rates of 41.4% and 41.0% were used to compute the tax provisions for 1998 and 1997, respectively. The Registrant's resultant net earnings of $6,526,000 declined $2,147,000 or 1.1% as a percentage of revenues when compared to last year.

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






                                   THE DAVEY TREE EXPERT COMPANY


                              BY:   /s/ David E. Adante
                                    -----------------------
                                    David E. Adante
                                    Executive Vice President, CFO and
                                    Secretary-Treasurer


                              BY:   /s/ Bradley L. Comport
                                    -----------------------
                                    Bradley L. Comport
                                    Corporate Controller



November 13, 1998