Form 10-K405
period 1998-12-31
DAVEY TREE EXPERT CO
filed 1999-03-25
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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
Yes  X   No
   -----    -----

The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate "market value" (See Item 5 hereof) of voting stock held by non-affiliates of the Registrant at March 22, 1999 (excluding the total number of Common Shares reported in Item 12 hereof), was $128,093,664.

Common Shares outstanding at March 22, 1999:  4,002,927

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (Part III).

Index to Exhibits is located on sequential page 16.

                                     PART I
                                     ------

ITEM 1.   BUSINESS.

     GENERAL. The Davey Tree Expert Company, which was incorporated in 1909, and its subsidiaries (the "Registrant") have two primary operating segments which provide a variety of horticultural services to their respective customer groups. Residential services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practices of landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizers, herbicides and insecticides. Utility services is principally engaged in the practice of line clearing for public utilities. The Registrant also provides commercial services and other services related to natural resource management solutions, including urban and utility forestry research and development, natural resources consulting and environmental planning.

     COMPETITION AND CUSTOMERS. The Registrant's Residential services is one of the largest national tree care organizations, and competes with other national and local firms with respect to its services. On a national level, the competition is primarily in the context of landscape construction and maintenance as well as residential and commercial lawn care. At a local and regional level, its competition comes mainly from other companies which are engaged primarily in tree care. With respect to Utility services, the Registrant is the second largest organization in its industry, and competes principally with one major national competitor, as well as several smaller regional firms.

     Principal methods of competition in both operating segments are advertising, customer service, image, performance and reputation. The Registrant's program to meet its competition stresses the necessity for its employees to have and project to the customers a thorough knowledge of all horticultural services provided, and utilization of modern, well-maintained equipment. Pricing is not always a critical factor in a customer's decision with respect to Residential services; however, pricing is generally the principal method of competition for the Registrant's Utility services, although in most instances consideration is given to reputation and past production performance.

     The Registrant provides a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 1998, the Registrant had sales of approximately $55,000,000 (18% of total sales) to Pacific Gas & Electric Company.

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

     MARKETING. The Registrant solicits business from residential customers principally through direct mail programs and to a lesser extent through the placement of advertisements in national magazines and trade journals, local newspapers and "yellow pages" telephone directories. Business from utility customers is obtained principally through negotiated contracts and competitive bidding. All sales and services are carried out through personnel who are direct employees. The Registrant does not generally use agents and does not franchise its name or business.

     SEASONALITY. The Registrant's business is seasonal, primarily due to fluctuations in horticultural services provided to residential customers and to a lesser extent by budget constraints imposed on its utility customers. Because of this seasonality, the Registrant has historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year.
The Registrant borrows primarily against bank commitments in the form of a revolving credit agreement with two banks to provide the necessary funds.

     OTHER FACTORS. Rapid changes in equipment technology require a constant updating of equipment and processes to ensure competitive services to the Registrant's customers. Also, the Registrant must continue to assure its compliance with the Occupational Safety and Health Act. In keeping with these requirements, and to equip the Registrant for continued growth, capital expenditures in 1998 and 1997 were approximately $34,009,000 and $27,003,000, respectively.

     The Registrant owns several trademarks including "Davey", "Davey and design", "Arbor Green", "Davey Tree and design", "Davey Expert Co. and design" and "Davey and design (Canada)". Through substantial advertising and use, the Registrant is of the opinion that these trademarks have become of value in the identification and acceptance of its products and services.

     EMPLOYEES. The Registrant employs between 5,000 and 6,000, depending upon the season, and considers its employee relations to be good.

     FOREIGN AND DOMESTIC OPERATIONS. The Registrant sells its services to customers in the United States and Canada.

     The Registrant does not consider its foreign operations to be material and considers the risks attendant to its business with foreign customers, other than currency exchange risks, to be not materially different from those attendant to business with its domestic customers.

ITEM 2.  PROPERTIES.

   The following table lists certain information with respect to major properties owned by the Registrant and used in connection with its operations.

                                                             OPERATING                           BUILDING
LOCATION                                                      SEGMENT                 ACREAGE    SQ. FT.
--------                                                     ---------                -------    --------
Baltimore, Maryland                                      Residential                     3.4       22,500
Bettendorf, Iowa                                         Residential                      .5          478
Cincinnati, Ohio                                         Residential                     2.5        8,800
Chamblee, Georgia                                        Residential & Utility           1.9        6,200
Chantilly, Virginia                                      Residential                     4.0        5,700
Charlotte, North Carolina                                Residential & Utility           3.1        4,900
Cheektowaga, New York                                    Other                           6.9        2,800
Columbus, Ohio                                           Residential                     8.0       15,925
Downsview, Ontario, Canada                               Residential                      .5        3,675
East Dundee, Illinois                                    Residential & Utility           4.0        7,500
Edmonton, Alberta, Canada                                Utility                          .7        2,900
Gaithersburg, Maryland                                   Residential                     2.1        7,200
Gibsonia, Pennsylvania                                   Residential                     5.9        7,100
Hinsdale, Illinois                                       Residential                     1.7        7,200
Houston, Texas                                           Residential                     1.5        7,000
Indianapolis, Indiana                                    Residential                     1.5        5,000
Jacksonville, Florida - Nursery                          Residential                   279.0        5,300
Kent, Ohio (multiple parcels) - Corporate Headquarters   Other                         101.4      111,608
Lachine, Quebec, Canada                                  Residential                      .5        2,300
Lancaster, New York                                      Residential                     3.0        6,624
Lawrence, Pennsylvania                                   Residential                     3.5        7,200
Livermore, California                                    Utility                        12.0       29,737
Mecklenburg County, North Carolina                       Utility                        15.6          -0-
Nanaimo, British Columbia, Canada                        Other                           1.0        4,742
Plymouth, Minnesota                                      Residential                     2.7       11,750
Richmond, Virginia                                       Residential                      .7        2,586
Stow, Ohio                                               Residential                     7.4       14,100
Toledo, Ohio                                             Residential                      .5        4,300
Troy, Michigan                                           Residential                     2.0        7,200
West Babylon, New York                                   Residential                      .9       14,100
West Carlton Twp., Ontario, Canada                       Residential                     3.1        4,000
Wheeling, Illinois                                       Residential                     5.0       11,300
Winter Park, Florida                                     Utility                         1.0        5,850
Wooster, Ohio - Nursery                                  Residential                   322.8       13,194


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

     Executive Officers of the Registrant (included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K) and their present positions and ages are as follows:


NAME                          POSITION                                          AGE
----                          --------                                          ---
R. Douglas Cowan              Chairman and Chief Executive Officer               58

Karl J. Warnke                President and Chief Operating Officer              47

David E. Adante               Executive Vice President, Chief                    47
                              Financial Officer and Secretary-Treasurer

Howard D. Bowles              Vice President and General Manager,                55
                              Davey Tree Surgery Company

C. Kenneth Celmer             Vice President and General Manager,                52
                              Residential Services

Bradley L. Comport, CPA       Corporate Controller                               47

Dr. Roger C. Funk             Vice President and General Manager,                54
                              The Davey Institute

Rosemary T. Nicholas          Assistant Secretary                                55

Marjorie L. Conner, Esquire   Assistant Secretary                                41

Gordon L. Ober                Vice President - New Ventures                      49

Richard A. Ramsey             Vice President and General Manager,                49
                              Commercial Services

Wayne M. Parker               Vice President - Northern Operations,              43
                              Utility Services


   Mr. Cowan was elected Chairman and Chief Executive Officer on March 11, 1999. Previously he had served as Chairman, President and Chief Executive Officer since May 1997. Prior to that time, he served as President and Chief Executive Officer since before 1994.

   Mr. Warnke was elected President and Chief Operating Officer on March 11, 1999. Prior to that time, he served as Executive Vice President and General Manager - Utility Services since before 1994.

   Mr. Adante was elected Executive Vice President, Chief Financial Officer and Secretary - Treasurer in May 1993.

   Mr. Bowles was elected Vice President and General Manager of Davey Tree Surgery Company in January 1992.

   Mr. Celmer was elected Vice President and General Manager - Residential Services in January 1995. Prior to that time, he served as Vice President - Eastern Operations, Residential and Commercial Services since before 1994.

   Mr. Comport was elected Corporate Controller in May 1990.

   Dr. Funk was elected Vice President and General Manager - The Davey Institute in May 1996. Prior to that time he served as Vice President - Human and Technical Resources since before 1994.

   Ms. Nicholas was elected Assistant Secretary in May 1982.

   Ms. Conner was elected Assistant Secretary in May 1998. Prior to that time she served as Manager of Legal and Treasury Services since February 1995 and as Assistant Controller since before 1994.

   Mr. Ober was elected Vice President - New Ventures in March 1986.

   Mr. Ramsey was elected Vice President and General Manager - Commercial Services in January 1995. Prior to that time, he served as Vice President - Western Operations, Residential and Commercial Services since before 1994.

   Mr. Parker was elected Vice President - Northern Operations, Utility Services in May 1994. Prior to that time and since before 1994, he served in several positions in utility operations.

   Officers of the Registrant serve for a term of office from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   At December 31, 1998, 1997, and 1996 the number of Common Shares issued were 8,728,440 for each date. At those respective dates, the number of shares in the treasury were 4,736,785, 4,429,205 and 4,209,623.

   The Registrant's Common Shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semi-annually, for purposes of the Registrant's 401KSOP and ESOP, the fair market value of the Registrant's Common Shares, based upon the Registrant's performance and financial condition, is determined by an independent stock valuation firm.

   As of March 22, 1999, there were 1,920 recorded holders of the Registrant's Common Shares. During the years ended December 31, 1998, December 31, 1997 and December 31, 1996, the Registrant paid dividends of $.38, $.34, and $.295, respectively, per share. Approximately one quarter of the total dividend payment is made in each of the four quarters. The Registrant's agreements with its lenders allow for the payment of cash dividends provided that the terms and conditions of the agreements, particularly those dealing with its shareholders' equity, fixed charge coverage ratio and maximum consolidated funded debt to consolidated funded debt plus consolidated net worth ratio, are maintained. (See Note 6 to the Financial Statements on page F-16 of this Annual Report on Form 10-K.)

ITEM 6.   SELECTED FINANCIAL DATA.

                                                          YEARS ENDED DECEMBER 31
                                  -----------------------------------------------------------------------
                                      1998           1997           1996           1995           1994
                                      ----           ----           ----           ----           ----
                                              (Dollars in Thousands, except per share data)
Operating Results:
 Revenues                         $  313,887     $  295,079     $  266,934     $  229,682     $  209,683

 Earnings from Continuing
  Operations                      $   10,597     $   11,279     $    8,759     $    6,137     $    4,189

 Earnings from Continuing
  Operations Per Common Share     $     2.57     $     2.57     $     1.92     $     1.29     $      .85

 Earnings from Continuing
  Operations Per Common Share -
  Assuming Dilution               $     2.30     $     2.39     $     1.86     $     1.27     $      .84

At Year End:
 Total Assets                     $  149,086     $  127,825     $  111,386     $  104,161     $   98,486

 Total Long-Term Debt             $   42,893     $   24,104     $   19,640     $   17,049     $   21,124

Cash Dividends Per Common Share   $      .38     $      .34     $     .295     $     .275     $      .26


   In 1995 the Registrant sold its interior plant care business. Operating results for 1995 and 1994 have accordingly been restated for this discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

   Operating activities provided $28,193,000 in cash, an increase of $1,259,000 when compared to the $26,934,000 provided in 1997. This increase occurred despite a decline in net earnings for the year, and is attributable to a higher level of depreciation, an increase in the Registrant's net deferred tax liability, a lower increase in other assets, and increases in accounts payable and accrued liabilities. These increases were partially offset by an increase in accounts receivable and reductions in insurance and other liabilities.

   Net earnings of $10,597,000 declined $682,000 or 6.0% when compared to the $11,279,000 earned in 1997, and the decline occurred even though the Registrant's two primary operating segments, Utility and Residential, realized increased operating earnings. Utility services improvement was driven largely by additional work obtained in its western and southern operations; the former continues to be primarily a function of the more stringent utility line clearance standards promulgated by the state of California, while the latter is mainly the result of new contracts obtained in the ordinary course of business, as well as a heightened focus on operating efficiencies and consequent cost reductions. Notwithstanding these improvements, the overall decline in net earnings resulted from two factors. First, the Registrant completed a significant consulting service contract in 1997. Second, it incurred expense in the current year of approximately $3,000,000 related to its implementation of a new enterprise-wide information system, a process which commenced in January 1998.

   Depreciation increased $2,563,000, the result of higher levels of capital expenditures in the current and immediately preceding two years.

   The Registrant's deferred tax expense of $2,397,000 represents a net increase of $3,214,000 from last year's deferred tax benefit of $817,000, and is principally the result of a higher level of accelerated depreciation for tax purposes in the current year.

   Other assets increased only $59,000, $2,817,000 less than the increase experienced in 1997. Last year's increase resulted from an escrow deposit on real property to be used as a branch office facility in the Registrant's Residential services; the transaction was completed in 1998.

   Accounts payable and accrued liabilities increased $5,595,000 in 1998, or $2,989,000 more than the increase experienced last year. The increase is mainly due to a higher level of accounts payable associated with consulting services performed in conjunction with the Registrant's development of its enterprise-wide information system, as well as higher compensation related accruals associated with its increased levels of revenue and operating earnings in its primary operating segments.

   Accounts receivable increased $7,594,000 to $51,490,000, $3,503,000 more than the increase in 1998. Days outstanding increased 1.2 days to 63.7 days from 62.5 days in 1997. Substantially all of the increase in the level of accounts receivable and days outstanding has been realized in the Registrant's Residential services. The Registrant is not concerned as to the overall collectibility of accounts and continues its efforts to reduce both the level of accounts receivable and days outstanding. It also performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

   Insurance liabilities declined by $885,000, a net change of $3,424,000 when compared to the 1997 increase of $2,539,000. This reduction is a function of relatively stable levels of estimated ultimate costs resulting from a generally mature self-insurance program, coupled with an acceleration in claims payments. As has been experienced throughout 1998, this acceleration in claims payments is due to an anticipated "catching up" in processing by the Registrant's excess insurer and claims administrator; these payments had generally lagged during the transition to this insurer since September 1996. The most significant estimates made by the Registrant that affect the amounts reported in the financial statements and accompanying notes are those relating to its insurance liabilities (see Note 3 on page F-13 of this Annual Report on Form 10-K).

   The Registrant's other liabilities decreased $1,233,000, a net change of $2,478,000 when compared to the increase of $1,245,000 in 1997. Most of the change can be attributed to the Registrant's payment of its 1997 income tax liability in the current year.

   Investing activities used $32,841,000 in cash, an increase of $6,527,000 over last year. The increase is mainly attributable to costs capitalized in conjunction with the development of the Registrant's new enterprise-wide information system.

   Financing activities provided $5,190,000 in cash, a $5,715,000 increase when compared to the $525,000 used in 1997. Proceeds from issuance of long-term debt, net of principal repayments, totaled $16,496,000, $11,518,000 more than last year. The additional long-term borrowings were necessitated by the higher level of capital expenditures previously discussed, as well as by the repurchase of $12,150,000 of its common shares, an increase of $6,232,000. The current year increase in shares repurchased was due to a combination of several factors. First, there was favorable movement in the independent valuation of the Registrant's common shares, which resulted in a higher level of transactions generally. Second, the Registrant experienced a relatively higher level of retirements and consequent repurchases of shares from the Employee Stock Ownership Trust. Finally, a portion of these purchases were attributable to redemptions from two directors related to or in contemplation of their retirements from the Board.

   At December 31, 1998, the Registrant's principal source of liquidity consisted of $1,264,000 in cash and cash equivalents; short term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000, of which $710,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $70,000,000, of which $30,900,000 was drawn and $9,715,000 was considered drawn to cover outstanding letters of credit. Including the outstanding term note agreement, at that date the Registrant's credit facilities totaled $84,600,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

LIQUIDITY MEASUREMENTS

   As previously discussed, management uses these measurements primarily to gauge the Registrant's ability to meet working capital requirements, fund capital expenditures, and repurchase its common shares.

                                                   1998         1997        1996
                                                   ----         ----        ----
   Net cash provided by operating activities     $ 28,193    $  26,934    $ 17,104

   Net cash used in investing activities         $(32,841)   $ (26,314)   $(17,263)

   Net cash provided by (used in)
     financing activities                        $  5,190    $    (525)   $   (684)


   The Registrant also uses the following additional measures in its evaluation. They are not an alternative to earnings determined in accordance with generally accepted accounting principles (GAAP) as a measure of financial performance or to GAAP cash flow as a measure of liquidity.

                                                    1998        1997        1996
                                                    ----        ----        ----
   Working capital                               $ 28,172    $  19,194    $ 19,283

   Current ratio                                    1.8:1        1.6:1       1.7:1

   Cash flow from net earnings,
     depreciation and amortization               $ 30,531    $  28,654    $ 23,449

   Capital expenditures                          $ 34,009    $  27,003    $ 18,121

   Cash flow to capital expenditures ratio           .9:1        1.1:1       1.3:1

   Cash flow as percentage of revenues               9.7%         9.7%        8.8%


LEVERAGE MEASUREMENTS

   These ratios measure the extent to which the Registrant has been financed by debt, or, put another way, the proportion of the total assets employed in the business that have been provided by creditors as compared to shareholders. Debt is defined as total liabilities.

                                                     1998        1997     1996
                                                     ----        ----     ----
   Equity to debt ratio                             .62:1       .83:1     .89:1

   Debt as percentage of assets                     61.6%       54.7%     52.9%

   Equity as percentage of assets                   38.4%       45.3%     47.1%


   At the end of 1998, these measurements reflect a greater degree of leverage when compared with 1997 due primarily to the additional borrowings incurred to fund the significantly higher level of capital expenditures and common share repurchases.

COMMON SHARE MEASUREMENTS

   These measurements assist shareholders in assessing the Registrant's earnings performance, dividend payout and equity position as related to their shareholdings.

                                                1998          1997          1996
                                                ----          ----          ----
   Net earnings per share-assuming dilution  $    2.30     $    2.39    $     1.86

   Dividends per share                       $     .38     $     .34    $     .295

   Book value per share                      $   14.35     $   13.46    $    11.61

   Market valuation per share                $   32.00     $   26.05    $    18.20


   Net earnings per share - assuming dilution includes the dilutive effects of employee and director stock options in each of the years presented. Dividends were again increased in 1998. In 1998, they were increased by a total of $.04 per share, or 11.8% over 1997, compared to an increase in 1997 of $.045 per share, or 15.3% over 1996. It is the Registrant's objective to provide a fair return on investment to its shareholders through improved dividends as long as the Registrant can financially justify this policy. The fact that dividends have increased each year since 1979 reflects that objective.

ASSET UTILIZATION MEASUREMENTS

   Management uses these measurements to evaluate its efficiency in employing assets to generate revenues and returns.

                                                   1998         1997        1996
                                                   ----         ----        ----
   Average assets employed                     $ 138,456    $ 119,606    $ 107,774

   Asset turnover (revenues to average assets)       2.3          2.5          2.5

   Return on average assets                         7.7%         9.4%         8.1%


MARKET RISK

   The Registrant's interest expense is most sensitive to changes in the general level of U.S. interest rates; in this regard, changes in these rates affect the interest paid on its debt. To partially mitigate the impact of fluctuations in interest rates, the Registrant has entered into interest rate exchange agreements (swaps) on its term note agreement.

   The following table provides information about the Registrant's financial instruments and swaps that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For the interest rate swap related to the Registrant's term note, the table presents notional amounts and actual pay, receive rates by contractual maturity dates. For presentation purposes, it has been assumed that the December 31, 1998 balance under the Registrant's revolving credit agreement will remain outstanding for the years shown.


                                                                INTEREST RATE SENSITIVITY
                                                    PRINCIPAL (NOTIONAL) AMOUNT BY EFFECTED MATURITY
                                                              AVERAGE INTEREST (SWAP) RATE

                                                                                                                           FAIR
                                                                                                                          VALUE
                                      1999        2000         2001        2002         2003      THEREAFTER    TOTAL    12-31-98
                                      ----        ----         ----        ----         ----      ----------    -----    --------
                                                                  (DOLLARS IN THOUSANDS)
Long-term debt, including
  current portion

Fixed rate                         $    347     $    36      $   40      $    40      $     44     $    160     $   667   $   680
Average interest rate                  9.5%       10.4%       10.4%        10.3%         10.2%        10.0%

Variable rate:
  a) Term note                            -     $ 1,500      $ 2,000     $ 2,000      $  2,000     $  2,500     $10,000   $10,000
     Average interest rate            LIBOR       LIBOR        LIBOR       LIBOR         LIBOR        LIBOR
                                       plus        plus         plus        plus          plus         plus
                                  (1.00% to   (1.00% to    (1.00% to   (1.00% to     (1.00% to    (1.00% to
                                     1.50%)      1.50%)       1.50%)      1.50%)        1.50%)       1.50%)

  b) Subordinated notes            $    508     $   508      $   389     $   388      $    388            -     $ 2,181   $ 2,181
     Average interest rate           5-year      5-year       5-year      5-year        5-year
                                       U.S.        U.S.         U.S.        U.S.          U.S.
                                   Treasury    Treasury     Treasury    Treasury      Treasury

  c) Revolving credit agreement, assuming renewal upon maturity
     i. Prime borrowings                  -           -            -           -             -     $  2,900     $ 2,900   $ 2,900
        Average interest rate         prime       prime        prime       prime         prime        prime
     ii.Libor borrowings                  -           -            -           -             -     $ 28,000     $28,000   $28,000
        Average interest rate         LIBOR       LIBOR        LIBOR       LIBOR         LIBOR        LIBOR
                                       plus        plus         plus        plus          plus         plus
                                    (.9% to     (.9% to      (.9% to     (.9% to       (.9% to      (.9% to
                                      1.4%)       1.4%)        1.4%)       1.4%)         1.4%)        1.4%)

Interest rate derivative financial
 instruments related to term note:

 Interest rate swap:
   Pay fixed                                    $ 1,500      $ 2,000     $ 2,000       $ 2,000      $ 2,500     $10,000   $  (335)
   Average pay rate                          6.09% plus   6.09% plus  6.09% plus    6.09% plus   6.09% plus
                                              (1.00% to    (1.00% to   (1.00% to     (1.00% to    (1.00% to
                                                 1.50%)       1.50%)      1.50%)        1.50%)       1.50%)
   Average receive rate                           LIBOR        LIBOR       LIBOR         LIBOR        LIBOR


   The Registrant's Canadian operations subject the Company to currency rate exposure related to its foreign denominated debt, intercompany debt and cash and cash equivalents. The Registrant periodically borrows against its Canadian lines of credit, on which there were no amounts outstanding at December 31, 1998. All other foreign denominated financial instruments are not material.

RESULTS OF OPERATIONS

   Revenues of $313,887,000 for the year increased $18,808,000 or 6.4% when compared to the $295,079,000 realized in 1997. This compares with increases of 10.5% and 16.2% in 1997 and 1996, respectively. The current year increase was attributable to revenue growth in Utility and Residential services. As previously mentioned, the increase in Utility services revenue was derived principally from additional work obtained in its western and southern operations, while Residential services continues to benefit from good economic conditions and a focused sales effort. The 1998 revenues of $55,000,000 earned by the Registrant with its major U.S. customer represent a significant concentration (See Note 2 to the Financial Statements on page F-11 of this Annual Report on Form 10-K). The Registrant expects that its 1999 revenues will increase slightly less as a percent than in 1998.

   Operating costs of $210,921,000 increased $13,195,000 over 1997, and as a percentage of revenues they increased .2% to 67.2%. The percentage increase was primarily influenced by higher operating costs associated with a relatively higher increase in Utility services revenues compared to that of Residential services, as well as a significantly lower level of Consulting service revenues. Utility services, in contrast with Residential and Consulting services, adversely affect operating costs in that they are generally lower priced services with inherently lower gross margins and attendant higher operating costs. The Registrant anticipates that as a percentage of revenues, 1999 operating costs will approximate 1998 levels.

   Selling costs for 1998 increased $1,769,000 to $39,601,000, but as a percentage of revenues they declined .2% to 12.6%. The dollar increase continues to result from higher commissions and branch office expenses associated with higher Residential service revenues; the decline as a percentage of revenues is primarily due to a lower level of travel and other sales costs related to the Registrant's Consulting services, the result of completing a major contract in 1997.

   General and administrative expense of $22,764,000 was $2,467,000 higher than in 1997, and as a percentage of revenues these costs increased .3% to 7.2%. The increases are due to costs associated with the Registrant's implementation of an enterprise-wide information system.

   In 1997, the Registrant completed development of its information technology plan for the purpose of replacing its existing legacy systems with this new system. Of primary importance and in accord with the information technology plan, the new system will significantly enhance the Registrant's processes and its ability to support future growth. The software vendor has also represented that this new system is year 2000 compliant. In January 1998, the Registrant acquired and commenced implementation of this new information system. The Registrant estimates implementation will be completed by June of 1999. Consistent with the implementation schedule, the blueprint phase of the project had been completed as of July 4, 1998. Configuration, data conversion, testing, and going live will follow over the remaining term of the implementation schedule. The Registrant's current estimate for the ultimate cost of this new system is approximately $13,500,000. Of this total, $3,000,000 has been expensed in 1998 and $8,800,000, consisting of hardware, software license fees, consulting and internal personnel costs related to design and configuration, has been capitalized. The Registrant expects that depreciation of these costs will commence in 1999, as system modules are ready to be placed in service.

   The Registrant has not fully addressed the year 2000 readiness of its non-IT systems, those systems with embedded technology, but recognizes the need to do so over the next two quarters. The exception to this is that concurrent with implementation of the new enterprise-wide application, the Registrant, with assistance from outside consultants, obtained competitive proposals from several major vendors to provide it with telecommunication services throughout North America. One critical element that the Registrant evaluated in these proposals was the year 2000 readiness of each vendor. The telecommunication services provider selection process was completed in 1998. The Registrant has also upgraded its corporate headquarters phone software at a cost of $60,000.

   The Registrant continues to assess the year 2000 readiness of external entities with which it interfaces. Material relationships include, but are not limited to, those with existing utility customers in which electronic billing is required as well as vendors such as the Registrant's principal bank which will provide or already provides such services as lockbox processing, treasury management services, and benefit plan administration. It is anticipated that the assessment of year 2000 issues with material third party relationships will be completed over the term of the enterprise-wide system implementation schedule.

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

   The preceding comments regarding the year 2000 are forward looking statements and, as such, represent the Registrant's best faith estimates of costs that will be incurred. There can be no assurance that these estimates are accurate.

   Depreciation and amortization of $19,934,000 increased $2,559,000 or .5% as a percentage of revenues. The dollar and percentage increases continue to result from a relatively higher level of capital expenditures for equipment primarily to support Utility and Residential services.

   Interest expense of $3,391,000 was $688,000 higher than in 1997, and as a percentage of revenues it increased .2% from .9 to 1.1%. The increase was due to the substantially higher debt levels in 1998.

   Earnings before income taxes declined $1,410,000 to $17,841,000, and as a percentage of revenues they decreased .8% to 5.7%. The tax provisions for 1998, 1997, and 1996 resulted in effective tax rates of 40.6%, 41.4%, and 41.0%, respectively. (See Note 10 of the Financial Statements on page F-21 on this Annual Report on Form 10-K.)

   The Registrant's net earnings of $10,597,000 decreased $682,000 or 6.0% compared to 1997, and as a percentage of revenues they declined .4% to 3.4%.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The independent auditors' report, the audited consolidated financial statements, and the notes to the audited consolidated financial statements required by this Item 8 appear on pages F-1 through F-22 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to Part I of this Report for information as to executive officers of the Registrant.

     The information regarding directors of the Registrant appearing under the heading "Election of Directors" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information regarding compensation of the Registrant's executive officers appearing under the heading "Remuneration of Executive Officers" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information regarding the security ownership of certain beneficial owners and management appearing under the heading "Ownership of Common Shares" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information regarding certain relationships and related transactions appearing under the headings "Election of Directors" and "Indebtedness of Management" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.


                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) (1) and (a) (2) Financial Statements and Schedules. See the Index to Financial Statements and Financial Statement Schedules on page F-1 of this Annual Report on Form 10-K.

   (a) (3) Exhibits. See the Index to Exhibits on sequentially numbered page 16 of this Annual Report on Form 10-K.

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

   THE DAVEY TREE EXPERT COMPANY

   By: /s/ R. Douglas Cowan
       -----------------------------------
       R. D. Cowan, Chairman and
       Chief Executive Officer


March 25, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1999.


/s/ R. Douglas Cowan                      /s/ Douglas K. Hall
----------------------------              ----------------------------
R. DOUGLAS COWAN, Director;               DOUGLAS K. HALL, Director
Chairman and Chief
Executive Officer
(Principal Executive Officer)
                                          /s/ J.W. Joy
                                          ----------------------------
                                          J. W. JOY, Director
/s/ R. Cary Blair
----------------------------
R. CARY BLAIR, Director
                                          /s/ James H. Miller
                                          ----------------------------
                                          JAMES H. MILLER, Director
/s/ Richard E. Dunn
----------------------------
RICHARD E. DUNN, Director
                                          /s/ Thomas G. Murdough, Jr.
                                          ----------------------------
                                          THOMAS G. MURDOUGH, JR., Director
/s/ Russell R. Gifford
----------------------------
RUSSELL R. GIFFORD, Director
                                          /s/ David E. Adante
                                          ----------------------------
                                          DAVID E. ADANTE, Executive Vice
/s/ William D. Ginn                       President, Chief Financial Officer and
----------------------------              Secretary-Treasurer
WILLIAM D. GINN, Director                 (Principal Financial Officer)



/s/ Richard S. Gray                       /s/ Bradley L. Comport
----------------------------              ----------------------------
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

(3)(i)       1991 Amended Articles of Incorporation        Incorporated by
                                                           reference to Exhibit
                                                           3 (i) to the
                                                           Registrant's Annual
                                                           Report on Form 10-K
                                                           for the year ended
                                                           December 31, 1996.

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


(4)          Instruments defining the rights of            The Company is a
             Security holders, including indentures        party to certain
                                                           instruments, copies
                                                           of which will be
                                                           furnished to the
                                                           Securities and
                                                           Exchange Commission
                                                           upon request,
                                                           defining the rights
                                                           of holders of long-
                                                           term debt identified
                                                           in Note 6 of Notes
                                                           to Consolidated
                                                           Financial Statements
                                                           on page F-16 of this
                                                           Annual Report on
                                                           Form 10-K.

(9)         Voting Trust Agreement                         Not Applicable.

(10)(a)     1987 Incentive Stock Option Plan               Incorporated by
                                                           reference to Exhibit
                                                           (10) (a) to the
                                                           Registrant's Annual
                                                           Report on Form 10-K
                                                           for the year ended
                                                           December 31, 1997.

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

(13)        Annual Report to security holders,             Not Applicable.
            Form 10-Q or quarterly report to
            security holders

(16)        Letter re change in certifying                 Not Applicable.
            accountant


                                                           LOCATION
EXHIBIT NO. DESCRIPTION                                    SEQUENTIAL PAGE
----------- -----------                                    ---------------


(18)        Letter re change in accounting
            principles                                     Not Applicable.

(21)        Subsidiaries of the Registrant                 18

(22)        Published report regarding matters             Incorporated by
            submitted to vote of security holders          reference to Part II,
                                                           Item 4 to the
                                                           Registrant's Form
                                                           for the quarter ended
                                                           June 28, 1997.

(23)        Consent of independent auditors                19
            to incorporation of their report
            in Registrant's Statements on
            Form S-8 (File Nos. 2-73052,
            2-77353, 33-5755, 33-21072, and
            33-59347) and Form S-2
            (File No. 33-30970)

(24)        Power of Attorney                               Not Applicable.

(27)        Financial Data Schedule                         20



The documents listed as Exhibits 10(a) and 10(b) constitute management contracts or compensatory plans or arrangements.