Form 10-Q
period 1999-04-03
DAVEY TREE EXPERT CO
filed 1999-05-17
CIK 277638

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 3, 1999               Commission File No. 0-11917


                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)


          OHIO                                         34-0176110
(State of Incorporation)                   (IRS Employer Identification No.)


        1500 North Mantua Street
             P. O. Box 5193
                Kent, OH                               44240-5193
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:  (330) 673-9511

Number of Common Shares Outstanding as of May 17, 1999:  3,982,204

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                    YES      X          NO
                           ------              ------

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                 PAGE NO.
                                                                 --------
PART I:   FINANCIAL INFORMATION

  Item 1: Financial Statements

          Consolidated Balance Sheets - Periods ended
          April 3, 1999, April 4, 1998 and December 31, 1998         3

          Consolidated Statements of Net Earnings - Three
          Months Ended April 3, 1999 and April 4, 1998               4

          Consolidated Statements of Cash Flows - Three Months
          Ended April 3, 1999 and April 4, 1998                      5

          Notes to Consolidated Financial Statements                 6

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations              9

PART II:  OTHER INFORMATION

  Item 4: Submission of Matters to a Vote of Security Holders       12

  Item 5: Other Information                                         12

  Item 6: Exhibits and Reports on Form 8-K                          12


                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                            APRIL 3,    APRIL 4,    DEC. 31,
                                              1999        1998       1998
                                            --------    --------    --------
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                $     166   $     321   $   1,264
  Accounts Receivable                         52,420      44,345      51,490
  Refundable Income Taxes                      2,774         521       1,248
  Operating Supplies                           3,139       3,095       2,644
  Prepaid Expenses and Other Assets            2,226       2,420       2,940
  Deferred Income Taxes                        1,829       1,993       1,842
                                           ---------   ---------   ---------
     Total Current Assets                     62,554      52,695      61,428

PROPERTY AND EQUIPMENT:
  Land and Land Improvements                   6,331       6,196       6,325
  Buildings and Leasehold Improvements        18,382      15,992      18,269
  Equipment                                  196,129     176,602     187,084
                                           ---------   ---------   ---------
                                             220,842     198,790     211,678
  Less Accumulated Depreciation              135,751     126,634     132,245
                                           ---------   ---------   ---------
  Net Property and Equipment                  85,091      72,156      79,433
                                           ---------   ---------   ---------

OTHER ASSETS AND INTANGIBLES                   8,140       9,591       8,225
                                           ---------   ---------   ---------

     TOTAL ASSETS                          $ 155,785   $ 134,442   $ 149,086
                                           =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                         $  14,138   $  11,393   $  15,191
  Accrued Liabilities                         11,985      11,956      11,413
  Insurance Liabilities                        8,692       8,302       5,797
  Income Taxes Payable                           ---         ---         ---
  Notes Payable, Bank                            241         750         ---
  Current Maturities of Long-Term Debt        11,159      10,147         855
                                           ---------   ---------   ---------
     Total Current Liabilities                46,215      42,548      33,256

LONG-TERM DEBT                                42,605      25,332      42,893

DEFERRED INCOME TAXES                          3,579       1,344       3,588

INSURANCE LIABILITIES                          7,172       9,086      10,969

OTHER LIABILITIES                              1,098         833       1,112
                                           ---------   ---------   ---------

     TOTAL LIABILITIES                       100,669      79,143      91,818

SHAREHOLDERS' EQUITY:
  Preferred Shares - No Par Value;
     Authorized 4,000,000 Shares;
     None Issued
  Common Shares - $1.00 Par Value;
     Authorized 12,000,000 Shares;
     Issued 8,728,440 Shares at
     April 3, 1999, April 4, 1998 and
     December 31, 1998                         8,728       8,728       8,728
  Additional Paid-in Capital                   5,922       4,681       5,893
  Retained Earnings                           92,379      83,851      94,547
  Accumulated Other Comprehensive
     Income (Loss)                              (694)       (448)       (745)
                                           ---------   ---------   ---------
                                             106,335      96,812     108,423
LESS:
  Treasury Shares at cost:
     4,730,129 Shares at April 3, 1999;
     4,453,110 Shares at April 4, 1998;
     and 4,736,785 Shares at
     December 31, 1998                       (51,219)    (41,513)    (51,155)
                                           ---------   ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                    55,116      55,299      57,268
                                           ---------   ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 155,785   $ 134,442   $ 149,086
                                           =========   =========   =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
               THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                       APRIL 3, 1999        APRIL 4, 1998
                                     -----------------    ------------------

REVENUES                             $  68,266   100.0%   $  65,068    100.0%
                                     ---------  ------    ---------   ------

COSTS AND EXPENSES:

 Operating                              50,557    74.1       47,780     73.4
 Selling                                 9,861    14.4        9,021     13.9
 General and Administrative              5,293     7.8        5,541      8.5
 Depreciation and Amortization           4,849     7.1        4,522      6.9
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES             70,560   103.4       66,864    102.7
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                (2,294)   (3.4)      (1,796)    (2.7)

INTEREST EXPENSE                          (795)   (1.2)        (551)    (0.8)

OTHER INCOME/(EXPENSE) - NET               114     0.2          219      0.3
                                     ---------  ------    ---------   ------

LOSS BEFORE INCOME TAXES                (2,975)   (4.4)      (2,128)    (3.2)

INCOME TAXES                            (1,208)   (1.8)        (860)    (1.3)
                                     ---------  ------    ---------   ------

NET LOSS                             $  (1,767)   (2.6)%  $  (1,268)    (1.9)%
                                     =========  ======    =========   ======

LOSS PER COMMON SHARE                $   (0.44)           $   (0.30)
                                     =========            =========

LOSS PER COMMON SHARE -
 ASSUMING DILUTION                   $   (0.44)           $   (0.30)
                                     =========            =========

BASIC EARNINGS SHARES                3,996,217            4,296,470
                                     =========            =========

DILUTED EARNINGS SHARES              3,996,217            4,296,470
                                     =========            =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                      APRIL 3,     APRIL 4,
                                                        1999         1998
                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (Loss) Earnings                                 $  (1,767)   $  (1,268)

 Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities:
   Depreciation                                          4,764        4,696
   Amortization                                             85           83
   Deferred Income Taxes                                     4            2
   Other                                                  (169)         (70)
                                                     ---------    ---------
                                                         2,917        3,443
   Change in Operating Assets and Liabilities:
     Accounts Receivable                                  (930)        (449)
     Other Assets                                          219         (288)
     Refundable Income Taxes                            (1,526)        (521)
     Accounts Payable and Accrued Liabilities             (481)       2,340
     Insurance Liabilities                                (902)        (263)
     Income Tax Liabilities                                ---       (1,647)
     Other Liabilities                                     (14)         135
                                                     ---------    ---------
Net Cash (Used In) Provided By Operating Activities       (717)       2,750
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sales of Property and Equipment              73          505
 Capital Expenditures:
  Land and Buildings                                      (128)        (354)
  Equipment                                            (10,148)     (10,555)
                                                     ---------    ---------
 Net Cash Used In Investing Activities                 (10,203)     (10,404)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Borrowings Under Notes Payable, Bank                  241          450
 Principal Payments of Long-Term Debt                     (284)        (873)
 Proceeds from Issuance of Long-Term Debt               10,300        9,100
 Sales of Treasury Shares                                  220          156
 Dividends Paid                                           (400)        (408)
 Repurchase of Common Shares                              (255)      (1,172)
                                                     ---------    ---------

 Net Cash Provided By Financing Activities               9,822        7,253
                                                     ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (1,098)        (401)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,264          722
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $     166    $     321
                                                     =========    =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        Three Months Ended April 3, 1999

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited Consolidated Financial Statements as of April 3, 1999 and April 4, 1998 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Loss per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period. Antidilutive options not included in the calculation of diluted earnings per share were 474,413 and 435,622 in 1999 and 1998, respectively.

NOTE 2 - RESULTS OF OPERATIONS
------------------------------

Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended April 3, 1999 and April 4, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - DIVIDENDS
------------------

On March 10, 1999, the Registrant paid a $.10 per share dividend to all shareholders of record at March 1, 1999. This compares to an $.095 per share dividend paid in the first quarter of 1998.

NOTE 4 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consisted of:

                                          APRIL 3,   APRIL 4,    DEC. 31,
                                            1999       1998        1998
                                          --------   --------    --------
                                              (Dollars In Thousands)

       Compensation                      $  5,192   $  4,356    $  6,666
       Vacation                             2,443      2,482       1,927
       Medical Claims                       1,252      1,953       1,420
       Taxes, other than taxes on income    2,461      1,708         779
       Other                                  637      1,457         621
                                         --------   --------    --------
                                         $ 11,985   $ 11,956    $ 11,413
                                         ========   ========    ========

NOTE 5 - LONG-TERM DEBT
----------------------------

Long-term debt consisted of:

                                        APRIL 3,    APRIL 4,     DEC. 31,
                                          1999        1998          1998
                                        --------    --------      -------
                                             (DOLLARS IN THOUSANDS)

   Revolving Credit Agreement:
       Prime rate borrowings            $ 12,200    $  4,900     $  2,900
       London Interbank Offered Rate
        (LIBOR) borrowings                29,000      25,000       28,000
   Term note agreement                    10,000       4,200       10,000
                                        --------    --------     --------
                                          51,200      34,100       40,900

   Subordinated notes - stock
      redemption                           2,062         238        2,181
   Term loans and others                     502       1,141          667
                                        --------    --------     --------

                                          53,764      35,479       43,748

   Less current maturities                11,159      10,147          855
                                        --------    --------     --------
                                        $ 42,605    $ 25,332     $ 42,893
                                        ========    ========     ========


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

NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)
------------------------------------------

Total comprehensive loss for the three month period ended April 3, 1999 and April 4, 1998 was as follows:


                                                THREE MONTHS ENDED
                                              ---------------------
                                               APRIL 3,    APRIL 4,
                                                 1999        1998
                                               --------    --------
  Net loss                                    $ (1,767)    $ (1,268)

  Foreign currency translation adjustments,
    net of related tax effects                      51           87
                                              --------     --------

  Total comprehensive loss                    $ (1,716)    $ (1,181)
                                              ========     ========


NOTE 8 - OPERATING SEGMENTS
---------------------------

The Company has two primary operating segments which provide a variety of horticultural services to their respective customer groups. Residential services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practices of tree surgery, tree feeding, tree spraying and landscaping, as well as the application of fertilizers, herbicides, and insecticides. Utility services is principally engaged in the practice of line clearing for public utilities. The "Other" segment category includes the Company's services related to natural resource management and consulting, forestry research and development, environmental planning, and commercial services.

The Company's primary focus in evaluating segment performance is on operating earnings. Corporate expenses are substantially allocated among the operating segments. Identifiable assets are those directly used or generated by each segment, and include accounts receivable, inventory, and property and equipment. Unallocated assets consist principally of corporate facilities, enterprise-wide information systems, cash and cash equivalents, deferred taxes, prepaid expenses, and other assets and intangibles.

Details to Operating Segments are as follows:


                              UTILITY    RESIDENTIAL      OTHER         TOTAL
                              -------    -----------      -----         -----
                                           (DOLLARS IN THOUSANDS)
   1999
   Net sales                 $ 43,797     $  21,394     $   3,075     $  68,266
   Earnings (loss) from
     operations                 1,687        (2,692)       (1,289)       (2,294)
   Depreciation                 2,830         1,446           488         4,764
   Segment assets              69,737        37,892        48,156       155,785
   Expenditure for segment
     assets                     4,397         2,978         2,901        10,276

   1998

   Net sales                 $ 43,136     $  20,107     $   1,825     $  65,068
   Earnings (loss) from
     operations                 1,798        (1,390)       (2,204)       (1,796)
   Depreciation                 2,683         1,284           729         4,696
   Segment assets              63,415        33,740        37,287       134,442
   Expenditure for segment
     assets                     6,279         2,374         2,256        10,909



   Profit or Loss                             1999             1998
                                           ----------       ---------
   Operating profit reportable segments     $ (1,005)        $    408
   Other profit/loss                          (1,289)          (2,204)
   Unallocated amounts:
     Interest expense                           (795)            (551)
     Other corporate expense                     114              219
                                            --------         --------
   Earnings before tax credits              $ (2,975)        $ (2,128)
                                            ========         ========


NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

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

                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                        Three Months Ended April 3, 1999


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities used $717,000 in the first quarter of 1999, $3,467,000 more than the $2,750,000 provided in 1998. This increased use of cash is primarily attributable to a higher net loss, an increase in accounts receivable and the Registrant's refundable income taxes, a reduction in accounts payable and accrued liabilities, and a decrease in insurance liabilities.

The Registrant's seasonal net losses of $1,767,000 increased $499,000 from the previous year's first quarter net loss of $1,268,000. The increased losses resulted primarily from higher seasonal losses sustained by the Registrant's Residential service line. Insomuch as the Registrant's services are highly seasonal, and that the prime sales season does not commence until the second quarter, it is difficult to draw conclusions regarding annual performance from first quarter results.

Accounts receivable increased $930,000 and the Registrant's days outstanding of
68.1 days represent an increase of 4.4 days from year end 1998. The Registrant is not concerned as to the overall collectibility of accounts and will continue its efforts to reduce both the level of accounts receivable and days outstanding. It also performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

Refundable taxes increased by $1,526,000, primarily due to the increased seasonal net losses.

Accounts payable and accrued liabilities decreased $481,000, a $2,821,000 change when compared to the $2,340,000 provided in 1998. This decrease is primarily attributable to a reduced level of advance payments from clients.

Insurance liabilities declined by $902,000, $639,000 more than in 1998. This reduction continues to occur as a function of relatively stable levels of estimated ultimate costs associated with the Registrant's generally mature self-insurance program, coupled with an acceleration in claims payments. These accelerated payments have continued from last year and are due to the Registrant's excess insurer and claims administrator "catching up" in its claims processing.

Investing activities used $10,203,000, $201,000 less than last year and consistent with its reduced budget for capital expenditures for 1999 of approximately $22,000,000.

Financing activities provided $9,822,000, a $2,569,000 increase over the amount provided in the first quarter of 1998. The increase resulted from a slightly higher level of borrowings and lower share repurchases.

At April 3, 1999, the Registrant's principal source of liquidity consisted of $166,000 in cash and cash equivalents; short term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000, of which $710,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $70,000,000, of which $41,200,000 was drawn and $9,715,000 was considered drawn to cover outstanding letters of credit. Including the outstanding term note agreement, at that date the Registrant's credit facilities totaled $84,600,000.

The Registrant is currently working with its principal banks to temporarily increase its line of credit by $15,000,000. This increase has been requested due to anticipated temporary delays in billing to the Registrant's Residential customers, a result of "going live" with its enterprise-wide information system on April 4, 1999. Additional discussion regarding the system implementation follows under Results of Operations. With the requested increase, the Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

RESULTS OF OPERATIONS
---------------------

Revenues of $68,266,000 for the first quarter of 1999 increased $3,198,000 or 4.9% when compared to last year, and are higher in both Utility and Residential services. Utility services has been positively influenced by increased demand for its services generally, and Residential services continues to benefit from heightened sales efforts coupled with good economic conditions.

Operating costs increased in both dollars and as a percentage of revenues when compared to 1998. At $50,557,000, they increased $2,777,000 from the $47,780,000 incurred in 1998, and as a percentage of revenues they increased .7% to 74.1%. The increase is largely attributable to relatively higher labor and equipment costs in Residential services.

Selling costs of $9,861,000 increased $840,000 in the quarter, and as a percentage of revenues they increased .5% to 14.4%. The increase continues to result from higher expenditures for commissions and branch office expenses associated with higher Residential service revenues.

General and administrative costs decreased by $248,000 to $5,293,000, and as a percentage of revenues they declined .7% to 7.8%. The decrease was mainly due to a lower level of costs incurred with respect to the Registrant's implementation of its enterprise-wide information system.

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

The Registrant acquired and commenced implementation of this new system in January 1998, and completed the blueprint phase as of July 4, 1998. Configuration, data conversion, and testing followed through April 3, 1999. On April 4, 1999, the Registrant commenced live operation of the new system and discontinued use of the legacy system, approximately two months earlier than had been anticipated. The Registrant's current estimate for the ultimate cost of this new system is approximately $14,000,000. Of this total, $3,000,000 had been expensed in 1998 and through April 3, 1999, $9,000,000 had been capitalized. The remaining amount of approximately $2,000,000 will be expensed during 1999, of which $700,000 had been incurred during the first quarter.
These costs are slightly higher than the amount anticipated for 1999, and result from required enhancements detected after commencement of going live with the new system. In a related sense, the Registrant has had to delay billing its Residential customers until approximately May 15, 1999, primarily due to certain errors in converting customer data from the legacy system. Accordingly, it expects a temporary increase in accounts receivable and for that reason, is working with its principal banks to obtain a temporary increase in its available lines of credit.

The Registrant has not fully addressed the year 2000 readiness of its non-IT systems, those systems with embedded technology, but will do so by June 1999. The Registrant also continues to assess the year 2000 readiness of external entities with which it interfaces. Material relationships include, but are not limited to, those with existing utility customers in which electronic billing is required as well as vendors such as the Registrant's principal bank which will provide or already provides such services as lockbox processing, treasury management services, and benefit plan administration. It is anticipated that substantially all of these assessments will be completed by June 1999.

The Registrant remains uncertain with respect to its most reasonably likely worst case year 2000 scenario, but believes that most issues have already been identified in conjunction with the implementation of its enterprise-wide information system. Due to this uncertainty, the Registrant also has no contingency plans, but will, to the extent considered necessary under the circumstances, develop such plans as issues are identified.

The preceding comments regarding the year 2000 are forward looking statements and as such represent the Registrant's best faith estimates of costs that will be incurred. There can be no assurance that these estimates are accurate.

Depreciation and amortization of $4,849,000 increased $327,000 or .2% as a percentage of revenues. The increases are attributable to a relatively higher level of capital expenditures for equipment, particularly in the last two years, and primarily to support Utility and Residential services.

Interest expense of $795,000 was $244,000 higher than in 1998, and as a percentage of revenues it increased .4% to 1.2%. The increase is a result of higher debt levels.

The Registrant's loss before income tax credits increased $847,000 to $2,975,000, and as a percentage of revenues it increased 1.2% to 4.4%. Effective income tax rates of 40.6% and 40.4% were used to compute income tax credits in 1999 and 1998, respectively.

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



May 17, 1999