Form 10-Q
period 1999-10-02
DAVEY TREE EXPERT CO
filed 1999-11-16
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended October 2, 1999             Commission File No. 0-11917


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

Number of Common Shares Outstanding as of November 16, 1999: 7,858,367

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

                    YES      X          NO
                           -----             -----

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                 PAGE NO.
                                                                 --------

PART I:   FINANCIAL INFORMATION

  Item 1: Financial Statements

          Consolidated Balance Sheets - Periods ended
          October 2, 1999, October 3, 1998 and December 31, 1998     3

          Consolidated Statements of Net Earnings - Three
          Months Ended October 2, 1999 and October 3, 1998           4

          Consolidated Statements of Net Earnings - Nine Months
          Ended October 2, 1999 and October 3, 1998                  5

          Consolidated Statements of Cash Flows - Nine Months
          Ended October 2, 1999 and October 3, 1998                  6

          Notes to Consolidated Financial Statements                 7

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations             12

PART II:  OTHER INFORMATION

  Item 4: Submission of Matters to a Vote of Security Holders       15

  Item 5: Other Information                                         15

  Item 6: Exhibits and Reports on Form 8-K                          15


                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                   -----------

                                            OCT. 2,     OCT. 3,     DEC. 31,
                                              1999        1998        1998
                                           ---------   ---------   ---------
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                $     774   $     286   $   1,264
  Accounts Receivable                         88,631      59,747      51,490
  Refundable Income Taxes                        ---         ---       1,248
  Operating Supplies                           3,326       2,973       2,644
  Prepaid Expenses and Other Assets            2,638       2,011       2,940
  Deferred Income Taxes                        1,829       1,993       1,842
                                           ---------   ---------   ---------
     Total Current Assets                     97,198      67,010      61,428

PROPERTY AND EQUIPMENT:
  Land and Land Improvements                   6,443       6,325       6,325
  Buildings and Leasehold Improvements        18,363      16,449      18,269
  Equipment                                  197,124     182,505     187,084
                                           ---------   ---------   ---------
                                             221,930     205,279     211,678
  Less Accumulated Depreciation              139,425     128,311     132,245
                                           ---------   ---------   ---------
  Net Property and Equipment                  82,505      76,968      79,433
                                           ---------   ---------   ---------

OTHER ASSETS AND INTANGIBLES                   9,363       9,540       8,225
                                           ---------   ---------   ---------

     TOTAL ASSETS                          $ 189,066   $ 153,518   $ 149,086
                                           =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                         $  16,073   $  11,693   $  15,191
  Accrued Liabilities                         15,827      17,356      11,413
  Insurance Liabilities                        5,794       7,025       5,797
  Income Taxes Payable                         1,901       1,587         ---
  Notes Payable, Bank                            ---         525         ---
  Current Maturities of Long-Term Debt        30,672      15,478         855
                                           ---------   ---------   ---------
     Total Current Liabilities                70,267      53,664      33,256

LONG-TERM DEBT                                43,399      32,310      42,893

DEFERRED INCOME TAXES                          3,579       1,344       3,588

INSURANCE LIABILITIES                         11,487       9,727      10,969

OTHER LIABILITIES                              1,078       1,024       1,112
                                           ---------   ---------   ---------

     TOTAL LIABILITIES                       129,810      98,069      91,818

SHAREHOLDERS' EQUITY:
  Preferred Shares - No Par Value;
     Authorized 4,000,000 Shares;
     None Issued
  Common Shares - $1.00 Par Value;
     Authorized 12,000,000 Shares;
     Issued 10,728,440 at October 2, 1999;
     8,728,440 at October 3, 1998 and
     December 31, 1998                        10,728       8,728       8,728
  Additional Paid-in Capital                   2,397       5,400       5,893
  Retained Earnings                           78,922      90,856      94,547
  Accumulated Other Comprehensive
     Earnings (Loss)                            (571)       (853)       (745)
                                           ---------   ---------   ---------

                                              91,476     104,131     108,423
LESS:
  Treasury Shares at cost:
     2,787,761 Shares at October 2, 1999;
     4,672,109 Shares at October 3, 1998;
     and 4,736,785 Shares at
     December 31, 1998                       (32,220)    (48,682)    (51,155)
                                           ---------   ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                    59,256      55,449      57,268
                                           ---------   ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 189,066   $ 153,518   $ 149,086
                                           =========   =========   =========


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
             THREE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                   -----------

                                      OCTOBER 2, 1999      OCTOBER 3, 1998
                                     -----------------    -----------------

REVENUES                             $  84,910   100.0%   $  86,457    100.0%
                                     ---------  ------    ---------   ------

COSTS AND EXPENSES:

 Operating                              56,677    66.7       57,634     66.6
 Selling                                11,774    13.9       11,939     13.8
 General and Administrative              6,454     7.6        5,160      6.0
 Depreciation and Amortization           5,120     6.0        5,161      6.0
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES             80,025    94.2       79,894     92.4
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                 4,885     5.8        6,563      7.6

INTEREST EXPENSE                        (1,064)   (1.3)        (787)    (0.9)

OTHER INCOME - NET                          87     0.1          123      0.1
                                     ---------  ------    ---------   ------

EARNINGS BEFORE INCOME TAXES             3,908     4.6        5,899      6.8

INCOME TAXES                             1,597     1.9        2,441      2.8
                                     ---------  ------    ---------   ------

NET EARNINGS                         $   2,311     2.7%   $   3,458      4.0%
                                     =========  ======    =========   ======

EARNINGS PER COMMON SHARE            $    0.29            $    0.42
                                     =========            =========

EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    0.26            $    0.36
                                     =========            =========

BASIC EARNINGS SHARES                8,007,488            8,236,804
                                     =========            =========

DILUTED EARNINGS SHARES              8,918,065            9,659,398
                                     =========            =========


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
              NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                   -----------


                                      October 2, 1999      October 3, 1998
                                     -----------------    ------------------

REVENUES                             $ 238,762   100.0%   $ 237,443    100.0%
                                     ---------  ------    ---------   ------

COSTS AND EXPENSES:

 Operating                             160,705    67.3      161,781     68.1
 Selling                                34,772    14.6       32,135     13.5
 General and Administrative             17,399     7.3       15,969      6.7
 Depreciation and Amortization          15,048     6.3       14,593      6.2
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES            227,924    95.5      224,478     94.5
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                10,838     4.5       12,965      5.5

INTEREST EXPENSE                        (2,882)   (1.2)      (2,180)    (0.9)

OTHER INCOME - NET                       1,047     0.4          350      0.1
                                     ---------  ------    ---------   ------

EARNINGS BEFORE INCOME TAXES             9,003     3.7       11,135      4.7

INCOME TAXES                             3,665     1.5        4,609      1.9
                                     ---------  ------    ---------   ------

NET EARNINGS                         $   5,338     2.2%   $   6,526      2.8%
                                     =========  ======    =========   ======

EARNINGS PER COMMON SHARE            $    0.78            $    0.78
                                     =========            =========

EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    0.68            $    0.70
                                     =========            =========

BASIC EARNINGS SHARES                6,884,140            8,333,392
                                     =========            =========

DILUTED EARNINGS SHARES              7,814,323            9,376,946
                                     =========            =========


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                   -----------

                                                      OCT. 2,     OCT. 3,
                                                        1999        1998
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Earnings                                        $   5,338    $   6,526

 Adjustments to Reconcile Net Earnings to
  Net Cash (Used In) Provided by Operating Activities:
   Depreciation                                         14,764       14,336
   Amortization                                            284          257
   Deferred Income Taxes                                     4            2
   Other                                                (1,576)        (697)
                                                     ---------    ---------
                                                        18,814       20,424
   Change in Operating Assets and Liabilities:
     Accounts Receivable                               (37,141)     (15,851)
     Other Assets                                       (1,053)         415
     Income Taxes                                        3,149          (60)
     Accounts Payable and Accrued Liabilities            5,296        8,040
     Insurance Liabilities                                 515         (899)
     Other Liabilities                                     (34)         326
                                                     ---------    ---------
 Net Cash (Used In) Provided By Operating Activities   (10,454)      12,395
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sales of Property and Equipment           1,435        1,220
 Acquisitions                                             (856)        (361)
 Capital Expenditures:
  Land and Buildings                                      (241)        (790)
  Equipment                                            (17,179)     (25,014)
                                                     ---------    ---------
 Net Cash Used In Investing Activities                 (16,841)     (24,945)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Borrowings Under Notes Payable, Bank                  ---          225
 Principal Payments of Long-Term Debt                     (924)      (5,387)
 Proceeds from Issuance of Long-Term Debt               31,247       25,923
 Sales of Treasury Shares                                1,380        1,828
 Dividends Paid                                         (1,198)      (1,181)
 Repurchase of Common Shares                            (3,700)      (9,294)
                                                     ---------    ---------
 Net Cash Provided By Financing Activities              26,805       12,114
                                                     ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (490)        (436)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,264          722
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $     774    $     286
                                                     =========    =========


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        Nine Months Ended October 2, 1999

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited Consolidated Financial Statements as of October 2, 1999 and October 3, 1998 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period.

NOTE 2 - RESULTS OF OPERATIONS
------------------------------

Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended October 2, 1999 and October 3, 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 - DIVIDENDS
------------------

On September 10, 1999, the Registrant paid a $.05 per share dividend to all shareholders of record at September 1, 1999. This compares to a $.0475 per share dividend paid in the third quarter of 1998. For the nine months ended October 2, 1999, the Registrant paid cumulative dividends of $.15 per share to all shareholders of record. This compared to a $.1425 cumulative per share dividend paid in the first nine months of 1998.

NOTE 5 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consisted of:

                                          OCT. 2,      OCT. 3,     DEC. 31,
                                           1999         1998         1998
                                         ---------    ---------    ---------
                                              (DOLLARS IN THOUSANDS)

       Compensation                      $   8,122    $   8,904    $   6,666
       Vacation                              3,793        3,235        1,927
       Medical Claims                        1,298        1,703        1,420
       Taxes, other than taxes on income     2,495          933          779
       Other                                   119        2,581          621
                                         ---------    ---------    ---------
                                         $  15,827    $  17,356    $  11,413
                                         =========    =========    =========


NOTE 6 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of:

                                           OCTOBER 2,    OCTOBER 3,    DEC. 31,
                                              1999         1998         1998
                                           ---------     ---------    --------
                                                   (DOLLARS IN THOUSANDS)
   Revolving Credit Agreement:
       Prime rate borrowings               $   3,100     $   7,200    $   2,900
       London Interbank Offered Rate
        (LIBOR) borrowings                    57,613        28,000       28,000
   Term note agreement                        10,000        10,000       10,000
                                           ---------     ---------    ---------
                                              70,713        45,200       40,900

   Subordinated notes - stock redemption       1,758         1,761        2,181
   Term loans and others                       1,600           827          667
                                           ---------     ---------    ---------
                                              74,071        47,788       43,748

   Less current maturities                    30,672        15,478          855
                                           ---------     ---------    ---------
                                           $  43,399     $  32,310    $  42,893
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

NOTE 8 - OTHER COMPREHENSIVE EARNINGS (LOSS)
--------------------------------------------

Total comprehensive earnings for the three- and nine-month periods ended October 2, 1999 and October 3, 1998, respectively, was as follows:


                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                   ------------------   ------------------
                                    OCT. 2,   OCT. 3,    OCT. 2,   OCT. 3,
                                     1999      1998       1999      1998
                                   --------  --------   --------  --------

  Net earnings                     $  2,311  $  3,458   $  5,338  $  6,526

  Foreign currency translation
    adjustments, net of related
    tax effects                         (16)     (262)       174      (318)
                                   --------  --------   --------  --------

  Total comprehensive earnings     $  2,295  $  3,196   $  5,512  $  6,208
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

Details to Operating Segments are as follows:


                                                NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                             -----------------------------------------------------------
                                               UTILITY       RESIDENTIAL       OTHER             TOTAL
                                             ----------      -----------     ----------       ----------
                                                               (DOLLARS IN THOUSANDS)

   1999

   Net sales                                 $  133,075      $   94,957      $   10,730       $  238,762
   Earnings (loss) from operations                8,350           9,244            (208)          17,386
   Depreciation                                   7,955           4,201             536           12,692
   Segment assets                                67,460          68,729           6,398          142,587
   Expenditure for segment assets                 7,612           5,905             378           13,895

   1998

   Net sales                                 $  139,502      $   87,980      $    9,961       $  237,443
   Earnings (loss) from operations                8,188           8,689             414           17,291
   Depreciation                                   8,162           3,921             462           12,545
   Segment assets                                73,028          42,603           4,895          120,526
   Expenditure for segment assets                13,739           6,323             301           20,363




   PROFIT OR LOSS                                     1999         1998
                                                    ---------    ---------
   Operating profit reportable segments             $  17,594    $  16,877
   Other profit/loss                                     (208)         414
   Unallocated amounts:
     Other corporate expense                           (6,548)      (4,326)
     Interest expense                                  (2,882)      (2,180)
     Other income - net                                 1,047          350
                                                    ---------    ---------
   Earnings before income taxes                     $   9,003    $  11,135
                                                    =========    =========


   ASSETS                                              1999         1998
                                                    ---------    ---------
   Total assets for reportable segments             $ 136,189    $ 115,631
   Assets for other                                     6,398        4,895
   Unallocated assets                                  46,479       32,992
                                                    ---------    ---------
   Consolidated total                               $ 189,066    $ 153,518
                                                    =========    =========



   EXPENDITURES FOR ASSETS                             1999         1998
                                                    ---------    ---------
   Segment expenditures for assets                  $  13,517    $  20,062
   Expenditures for other                                 378          301
   Unallocated expenditures                             3,525        5,441
                                                    ---------    ---------
   Consolidated total                               $  17,420    $  25,804



   DEPRECIATION                                       1999         1998
                                                    ---------    ---------
   Total depreciation for reportable segments       $  12,156    $  12,083
   Depreciation for other                                 536          462
   Unallocated depreciation                             2,072        1,791
                                                    ---------    ---------
   Consolidated total                               $  14,764    $  14,336
                                                    =========    =========



                                               THREE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                             -----------------------------------------------------------
                                               UTILITY       RESIDENTIAL       OTHER            TOTAL
                                             ----------      -----------     ----------       ----------
                                                               (DOLLARS IN THOUSANDS)

   1999

   Net sales                                 $   45,884      $   34,921      $    4,105       $   84,910
   Earnings (loss) from operations                4,074           4,024             914            9,012
   Depreciation                                   2,494           1,386             362            4,242
   Expenditure for segment assets                 2,210           1,038             (87)           3,161

   1998

   Net sales                                 $   50,576          32,052      $    3,829       $   86,457
   Earnings (loss) from operations                4,198           3,859             (30)           8,027
   Depreciation                                   2,679           1,290             292            4,261
   Expenditure for segment assets                 2,364             942            (533)           2,773




   PROFIT OR LOSS                                      1999        1998
                                                     --------    --------
   Operating profit reportable segments              $  8,098    $  8,057
   Other profit/loss                                      914         (30)
   Unallocated amounts:
     Other corporate expense                           (4,127)     (1,464)
     Interest expense                                  (1,064)       (787)
     Other income - net                                    87         123
                                                     --------    --------
   Earnings before income taxes                      $  3,908    $  5,899
                                                     ========    ========



   EXPENDITURES FOR ASSETS                             1999        1998
                                                     --------    --------

   Segment expenditures for assets                   $  3,248    $  3,306
   Expenditures for other                                 (87)       (533)
   Unallocated expenditures                              (977)      1,460
                                                     --------    --------
   Consolidated total                                $  2,184    $  4,233
                                                     ========    ========



   DEPRECIATION                                        1999        1998
                                                     --------    --------
   Total depreciation for reportable segments        $  3,880       3,969
   Depreciation for other                                 362         292
   Unallocated depreciation                               594         643
                                                     --------    --------
   Consolidated total                                $  4,836    $  4,904
                                                     ========    ========


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

                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                        NINE MONTHS ENDED OCTOBER 2, 1999


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities used $10,454,000 in cash during the first nine months of 1999, $22,849,000 more than the $12,395,000 provided during the same period in 1998. This net increase is principally due to a significant increase in accounts receivable and to a lesser extent increases in other assets and a lower increase in accounts payable and accrued liabilities; these items were partially offset by an overall net increase in income tax liabilities, as well as a small net increase in the Registrant's insurance liabilities.

Accounts receivable increased $37,141,000, $21,290,000 more than the increase experienced last year. Similarly, days outstanding increased to a level of 96.5 days, 33.2 days higher than the 63.3 days outstanding as of October 3, 1998. Several factors have contributed to these significant increases. First, upon "going live" with its new enterprise-wide software system on April 4, 1999, the Registrant temporarily postponed billing its Residential customers until approximately May 15, 1999, an overall delay of about 40 days. This initial lag was attributable to errors in converting data from the Registrant's legacy systems. Second, beyond this initial delay, the Registrant continued to experience a lag in billing to its Residential customers during some of its prime sales months. This lag in billing, the difference between the date services had been performed versus the date an invoice was actually prepared and sent to the customers, was attributable to the learning curve associated with the new system. Despite this learning curve, revenues were accrued and recognized as services were performed. Third, even though the Registrant is now "current" in its billings, their frequency has been reduced to a monthly basis in 1999 compared essentially with as services were performed in prior years. This latter issue, a function of system configuration, is being changed to billing all Residential customers weekly. It is anticipated that this change will be effective before the end of 1999.

The Registrant is not pleased with the significant increase in both the level of accounts receivable and days outstanding; however, considering the initial billing delay of approximately 40 days coupled with the other factors mentioned, it believes that some progress has been made. Nevertheless, it is accelerating efforts to effect meaningful reductions in both dollars and days outstanding; however, at this time it is uncertain insofar as the extent to which it will be able to effect such reductions. While generally not concerned as to the overall collectibility of accounts, the Registrant recognizes the unusual circumstances caused by its conversion to the new system, and has accordingly increased its allowance for doubtful accounts to $1,314,000. It also performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, may provide for further increases to its allowance for doubtful accounts.

Accounts payable and accrued liabilities increased $5,296,000 from December 31, 1998, $2,744,000 less than the increase experienced last year. The increase from year end is primarily due to a higher level of accruals for vacation resulting from a decline in vacations taken during the first nine months of 1999, and higher accruals for payroll taxes associated with increased operations incentives coupled with conversion to the new enterprise-wide system.

In the aggregate, the reduction in refundable income taxes and increase in income tax liabilities provided $3,149,000 in cash.

Insurance liabilities increased only $515,000 during the first nine months of 1999, a function of the Registrant's continued favorable claims experience and a generally stable level of estimated ultimate costs in the context of a relatively mature self-insurance program. This increase is $1,414,000 higher than the reduction of $899,000 experienced last year. Last year's decrease was due to an anticipated "catching up" in processing by the Registrant's excess insurer and claims administrator; payments had generally lagged during the transition to this insurer since 1996.

Investing activities used $16,841,000 in cash, a decrease of $8,104,000 from last year. The reduction results from lower capital expenditures consistent with the Registrant's capital budget of approximately $25,000,000.

Financing activities provided $26,805,000 in cash, a $14,691,000 increase over the $12,114,000 provided last year. The current year increase continues to result from a higher level of borrowings, net of principal repayments, as well as a reduced level of share repurchases.

As a consequence of the delays associated with billing the Registrant's residential customers and the resulting increase in its accounts receivable, on September 27, 1999, it further amended the revolving credit agreement with its principal banks to extend the $15,000,000 increase to its credit line from September 30, 1999 to March 31, 2000.

At October 2, 1999, the Registrant's principal source of liquidity consisted of $774,000 in cash and cash equivalents; short term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000, of which $727,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $85,000,000, of which $60,700,000 was drawn and $11,610,000 was considered drawn to cover outstanding letters of credit. Including the outstanding term note agreement at that date the Registrant's credit facilities totaled $99,600,000; with the amendment to its revolving credit agreement, the Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.


RESULTS OF OPERATIONS
---------------------

Revenues of $238,762,000 for the first nine months of 1999 increased $1,319,000 or .6% when compared to 1998. Third quarter revenues of $84,910,000 declined $1,547,000 or 1.8%. Residential revenues increased 7.9% and 9.0% in the quarter and year to date respectively, and continue to benefit from a focus on sales coupled with good economic conditions. The continued strength of Residential service revenues was dampened year to date and more than offset in the quarter by reductions in utility service revenues. The Registrant has experienced reductions in utility service revenues of 4.6% and 9.3% in the year to date and quarter respectively. These reductions continue to be a function of primarily three factors. First, at the beginning of 1999, it completed negotiations with a major western customer to extend the term of its contract with somewhat lower pricing. Second, also in early 1999, the Registrant experienced a reduction in crews on a contract with an eastern U.S. customer. Third, it lost, in the ordinary course of competitive bidding, a relatively small contract in the Midwest.

For the first nine months of 1999, operating costs of $160,705,000 declined $1,076,000 or .8% as a percentage of sales. In the quarter, these costs declined $957,000 and increased .1% as a percentage of sales. The year to date dollar and percentage reductions continue to be due mainly to the relatively lower level of utility service revenues associated with the contract reductions previously mentioned. Utility services unfavorably influence operating costs because they are generally lower priced services with inherently lower gross margins and attendant higher operating costs; they are also more capital intensive in comparison to other services.

Selling costs of $34,772,000 for the first nine months of 1999 increased $2,637,000 over last year, or 1.1% as a percentage of revenues. At 13.9% of revenues, they increased only .1% in the quarter. The increases continue to result from increased expenditures for commissions and branch office expenses associated with higher Residential service revenues.

General and administrative costs in the quarter of $6,454,000 increased $1,294,000 and 1.6% as a percentage of revenues. Year to date these costs increased $1,430,000 or .6% as a percentage of revenues. The increase in the quarter and year to date is primarily due to costs incurred for consultants required to provide post implementation system modifications to the Registrant's new enterprise-wide information system. To a lesser extent, the increase is also due to additional temporary and full time personnel retained upon "going live" with the new system to perform data entry.

The Registrant acquired and commenced implementation of this new system in January 1998, completing the blueprint, configuration, data conversion, and testing phases through April 3, 1999. On April 4, 1999, the Registrant commenced live operation of the new system and discontinued use of the legacy system. The Registrant's current estimate for the ultimate cost of this new system is approximately $18,000,000. Of this total, $3,000,000 had been expensed in 1998 and through October 2, 1999, $11,000,000 had been capitalized. The remaining amount of approximately $4,000,000 will be expensed during 1999, of which approximately $3,000,000 had been incurred during the first nine months. These costs are higher than the amount originally anticipated, and continue to result from required modifications identified after commencement of going live with the new system.

The Registrant has substantially completed its assessment of the year 2000 readiness of its non-IT systems, those systems with embedded technology. The Registrant has also substantially completed its assessment of the year 2000 readiness of external entities with which it interfaces. Material relationships include, but are not limited to, those with existing utility customers in which electronic billing is required as well as vendors such as the Registrant's principal bank which will provide or already provides such services as lockbox processing, treasury management services, and benefit plan administration.

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

Depreciation and amortization of $15,048,000 for the first nine months increased $455,000 or .1% as a percentage of revenues. The increase is attributable to a relatively higher level of capital expenditures for equipment, particularly in the last two years, primarily to support Utility and Residential services. It is also due to commencement of depreciation on the Registrant's new enterprise-wide information system.

Interest expense of $2,882,000 for the first nine months of 1999 was $702,000 higher than last year, and as a percentage of revenues it increased .3%. The increase has resulted from a higher level of borrowings necessitated mainly by the delays in billing the Registrant's residential customers and the attendant increase in accounts receivable.

Other income of $1,047,000 for the year to date has increased $697,000 over 1998 due primarily to the sale in June 1999 of the Registrant's Troy, Michigan property.

The Registrant's earnings before income taxes of $9,003,000 decreased $2,132,000 year to date and as a percentage of revenues they declined 1.0% to 3.7%. Effective income tax rates of 40.6% and 41.4% were used to compute tax provisions for 1999 and 1998, respectively.

                          THE DAVEY TREE EXPERT COMPANY
                          -----------------------------

                           PART II:  OTHER INFORMATION
                           ---------------------------


     ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

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



                                    THE DAVEY TREE EXPERT COMPANY


                              BY:   /s/ David E. Adante
                                    ----------------------------
                                    David E. Adante
                                    Executive Vice President, CFO and
                                    Secretary-Treasurer


                              BY:   /s/ Bradley L. Comport
                                    ----------------------------
                                    Bradley L. Comport
                                    Corporate Controller



November 16, 1999