Form 10-Q/A
period 1999-04-03
DAVEY TREE EXPERT CO
filed 2000-03-30
CIK 277638

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

          This 10-Q/A is being filed to restate the financial statements as of April 3, 1999 and for the three month periods ended April 3, 1999 to properly accrue net pension income related to the Registrant's two defined benefit pension plans. (See Note 10 to the Consolidated Financial Statements.)

  Item 1: Financial Statements (Unaudited)

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


                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)


                                            APRIL 3,
                                              1999
                                         (AS RESTATED-  APRIL 4,    DEC. 31,
                                          SEE NOTE 10)    1998        1998
                                          -----------  --------    --------
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                $     166   $     321   $   1,264
  Accounts Receivable                         52,420      44,345      51,490
  Refundable Income Taxes                      2,774         521       1,248
  Operating Supplies                           3,139       3,095       2,644
  Prepaid Expenses and Other Assets            2,226       2,420       2,940
  Deferred Income Taxes                        1,829       1,993       1,842
                                           ---------   ---------   ---------
     Total Current Assets                     62,554      52,695      61,428

PROPERTY AND EQUIPMENT:
  Land and Land Improvements                   6,331       6,196       6,325
  Buildings and Leasehold Improvements        18,382      15,992      18,269
  Equipment                                  196,129     176,602     187,084
                                           ---------   ---------   ---------
                                             220,842     198,790     211,678
  Less Accumulated Depreciation              135,751     126,634     132,245
                                           ---------   ---------   ---------
  Net Property and Equipment                  85,091      72,156      79,433
                                           ---------   ---------   ---------

OTHER ASSETS AND INTANGIBLES                   8,669       9,591       8,225
                                           ---------   ---------   ---------

     TOTAL ASSETS                          $ 156,314   $ 134,442   $ 149,086
                                           =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                         $  14,138   $  11,393   $  15,191
  Accrued Liabilities                         11,985      11,956      11,413
  Insurance Liabilities                        8,692       8,302       5,797
  Income Taxes Payable                           ---         ---         ---
  Notes Payable, Bank                            241         750         ---
  Current Maturities of Long-Term Debt        11,159      10,147         855
                                           ---------   ---------   ---------
     Total Current Liabilities                46,215      42,548      33,256

LONG-TERM DEBT                                42,605      25,332      42,893

DEFERRED INCOME TAXES                          3,794       1,344       3,588

INSURANCE LIABILITIES                          7,172       9,086      10,969

OTHER LIABILITIES                              1,098         833       1,112
                                           ---------   ---------   ---------

     TOTAL LIABILITIES                       100,884      79,143      91,818

SHAREHOLDERS' EQUITY:
  Preferred Shares - No Par Value;
     Authorized 4,000,000 Shares;
     None Issued
  Common Shares - $1.00 Par Value;
     Authorized 12,000,000 Shares;
     Issued 8,728,440 Shares at
     April 3, 1999, April 4, 1998 and
     December 31, 1998                         8,728       8,728       8,728
  Additional Paid-in Capital                   5,922       4,681       5,893
  Retained Earnings                           92,693      83,851      94,547
  Accumulated Other Comprehensive
     Income (Loss)                              (694)       (448)       (745)
                                           ---------   ---------   ---------
                                             106,649      96,812     108,423
LESS:
  Treasury Shares at cost:
     4,730,129 Shares at April 3, 1999;
     4,453,110 Shares at April 4, 1998;
     and 4,736,785 Shares at
     December 31, 1998                       (51,219)    (41,513)    (51,155)
                                           ---------   ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                    55,430      55,299      57,268
                                           ---------   ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 156,314   $ 134,442   $ 149,086
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



                                      APRIL 3, 1999
                                      (AS RESTATED -
                                       SEE NOTE 10)          APRIL 4, 1998
                                     -----------------    ------------------

REVENUES                             $  68,266   100.0%   $  65,068    100.0%
                                     ---------  ------    ---------   ------

COSTS AND EXPENSES:

 Operating                              50,557    74.1       47,780     73.4
 Selling                                 9,861    14.4        9,021     13.9
 General and Administrative              4,764     7.0        5,541      8.5
 Depreciation and Amortization           4,849     7.1        4,522      6.9
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES             70,031   102.6       66,864    102.7
                                     ---------  ------    ---------   ------

LOSS FROM OPERATIONS                    (1,765)   (2.6)      (1,796)    (2.7)

INTEREST EXPENSE                          (795)   (1.2)        (551)    (0.8)

OTHER INCOME/(EXPENSE) - NET               114     0.2          219      0.3
                                     ---------  ------    ---------   ------

LOSS BEFORE INCOME TAXES                (2,446)   (3.6)      (2,128)    (3.2)

INCOME TAXES                              (993)   (1.5)        (860)    (1.3)
                                     ---------  ------    ---------   ------

NET LOSS                             $  (1,453)   (2.1)%  $  (1,268)    (1.9)%
                                     =========  ======    =========   ======

LOSS PER COMMON SHARE                $   (0.36)           $   (0.30)
                                     =========            =========

LOSS PER COMMON SHARE -
 ASSUMING DILUTION                   $   (0.36)           $   (0.30)
                                     =========            =========

BASIC EARNINGS SHARES                3,996,217            4,296,470
                                     =========            =========

DILUTED EARNINGS SHARES              3,996,217            4,296,470
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


                                                      APRIL 3,
                                                       1999
                                                   (AS RESTATED-    APRIL 4,
                                                    SEE NOTE 10)     1998
                                                    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Loss                                            $  (1,453)   $  (1,268)

 Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used In) Operating
  Activities:
   Depreciation                                          4,764        4,696
   Amortization                                             85           83
   Deferred Income Taxes                                   219            2
   Other                                                  (169)         (70)
                                                     ---------    ---------
                                                         3,446        3,443
   Change in Operating Assets and Liabilities:
     Accounts Receivable                                  (930)        (449)
     Other Assets                                         (310)        (288)
     Refundable Income Taxes                            (1,526)        (521)
     Accounts Payable and Accrued Liabilities             (481)       2,340
     Insurance Liabilities                                (902)        (263)
     Income Tax Liabilities                                ---       (1,647)
     Other Liabilities                                     (14)         135
                                                     ---------    ---------
Net Cash (Used In) Provided By Operating Activities       (717)       2,750
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sales of Property and Equipment              73          505
 Capital Expenditures:
  Land and Buildings                                      (128)        (354)
  Equipment                                            (10,148)     (10,555)
                                                     ---------    ---------
 Net Cash Used In Investing Activities                 (10,203)     (10,404)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Borrowings Under Notes Payable, Bank                  241          450
 Principal Payments of Long-Term Debt                     (284)        (873)
 Proceeds from Issuance of Long-Term Debt               10,300        9,100
 Sales of Treasury Shares                                  220          156
 Dividends Paid                                           (400)        (408)
 Repurchase of Common Shares                              (255)      (1,172)
                                                     ---------    ---------

 Net Cash Provided By Financing Activities               9,822        7,253
                                                     ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (1,098)        (401)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,264          722
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $     166    $     321
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

                          THE DAVEY TREE EXPERT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        Three Months Ended April 3, 1999

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited Consolidated Financial Statements as of April 3, 1999 and April 4, 1998 and for the three month periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

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

NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)
------------------------------------------

Total comprehensive loss for the three month period ended April 3, 1999 and April 4, 1998 was as follows:


                                                THREE MONTHS ENDED
                                              ---------------------
                                               APRIL 3,    APRIL 4,
                                                 1999        1998
                                              ---------    --------
                                             (DOLLARS IN THOUSANDS)
  Net loss                                    $ (1,453)    $ (1,268)

  Foreign currency translation adjustments,
    net of related tax effects                      51           87
                                              --------     --------

  Total comprehensive loss                    $ (1,402)    $ (1,181)
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

Details to Operating Segments are as follows:


                              UTILITY    RESIDENTIAL      OTHER         TOTAL
                              -------    -----------      -----         -----
                                           (DOLLARS IN THOUSANDS)
   1999
   Net sales                 $ 43,797     $  21,394     $   3,075     $  68,266
   Earnings (loss) from
     operations                 1,687        (2,692)         (760)       (1,765)
   Depreciation                 2,830         1,446           488         4,764
   Segment assets              69,737        37,892        48,685       156,314
   Expenditure for segment
     assets                     4,397         2,978         2,901        10,276

   1998

   Net sales                 $ 43,136     $  20,107     $   1,825     $  65,068
   Earnings (loss) from
     operations                 1,798        (1,390)       (2,204)       (1,796)
   Depreciation                 2,683         1,284           729         4,696
   Segment assets              63,415        33,740        37,287       134,442
   Expenditure for segment
     assets                     6,279         2,374         2,256        10,909



   Profit or Loss                             1999             1998
                                           ----------       ---------
   Operating profit reportable segments     $ (1,005)        $    408
   Other profit/loss                            (760)          (2,204)
   Unallocated amounts:
     Interest expense                           (795)            (551)
     Other corporate expense                     114              219
                                            --------         --------
   Loss before tax credits                  $ (2,446)        $ (2,128)
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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS
---------------------------------------------

Subsequent to the issuance of the Registrant's financial statements for the three month period ended April 3, 1999, management determined that it had not accrued the appropriate amount of net pension income related to its two defined benefit pension plans. Accordingly the accompanying financial statements as of April 3, 1999 and for the three month period ended
April 3, 1999 have been restated from the amounts previously reported to properly account for the transactions identified. A summary of the significant effects of the restatement is as follows:


                                                   AS PREVIOUSLY
                                                      REPORTED      AS RESTATED
                                                   -------------    -----------
                                                       (DOLLARS IN THOUSANDS)
   Consolidated Balance Sheets at April 3, 1999:

   Other Assets and Intangibles                      $   8,140       $   8,669

   Deferred Income Taxes                                 3,579           3,794

   Retained Earnings                                    92,379          92,693



                                                   AS PREVIOUSLY
                                                      REPORTED      AS RESTATED
                                                   -------------    -----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT
                                                        PER SHARE AMOUNTS)

   Consolidated Statements of Net Earnings for the Three Months Ended April 3, 1999:

   General and Administrative                        $   5,293       $   4,764

   Income Taxes                                         (1,208)           (993)

   Net Loss                                             (1,767)         (1,453)

   Loss Per Common Share                                 (0.44)          (0.36)

   Loss Per Common Share - Assuming Dilution             (0.44)          (0.36)


                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                        Three Months Ended April 3, 1999

Certain financial data contained in Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the three month period ended April 3, 1999 have been restated from amounts previously reported to properly accrue net pension income related to the Registrant's two defined benefit pension plans. (See Note 10 to the Consolidated Financial Statements.)


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

The Registrant's seasonal net losses of $1,453,000 increased $185,000 from the previous year's first quarter net loss of $1,268,000. The increased losses resulted primarily from higher seasonal losses sustained by the Registrant's Residential service line. Insomuch as the Registrant's services are highly seasonal, and that the prime sales season does not commence until the second quarter, it is difficult to draw conclusions regarding annual performance from first quarter results.

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

General and administrative costs decreased by $777,000 to $4,764,000, and as a percentage of revenues they declined 1.5% to 7.0%. The decrease was mainly due to a lower level of costs incurred with respect to the Registrant's implementation of its enterprise-wide information system, as well as increased net periodic pension income related to favorable investment performance on plan assets.

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

The Registrant's loss before income tax credits increased $313,000 to $2,446,000, and as a percentage of revenues it increased .4% to 3.6%. Effective income tax rates of 40.6% and 40.4% were used to compute income tax credits in 1999 and 1998, respectively.

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



March 30, 2000