Form 10-Q/A
period 1999-07-03
DAVEY TREE EXPERT CO
filed 2000-03-30
CIK 277638

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

          This 10-Q/A is being filed to restate the financial statements as of July 3, 1999 and for the three and six month periods ended July 3, 1999 to properly accrue net pension income related to the Registrant's two defined benefit pension plans, properly account for certain unbilled revenues and operating expenses related to the Registrant's conversion to its new enterprise-wide information system, and give appropriate effect to the change in shares issued and treasury shares resulting from the stock split and share retirement.

  Item 1: Financial Statements (Unaudited)

          Consolidated Balance Sheets - Periods ended July 3, 1999,
          July 4, 1998 and December 31, 1998                               3

          Consolidated Statements of Net Earnings - Three
          Months Ended July 3, 1999 and July 4, 1998                       4

          Consolidated Statements of Net Earnings - Six Months Ended
          July 3, 1999 and July 4, 1998                                    5

          Consolidated Statements of Cash Flows - Six Months
          Ended July 3, 1999 and July 4, 1998                              6

          Notes to Consolidated Financial Statements                       7

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   13

PART II:  OTHER INFORMATION

  Item 4: Submission of Matters to a Vote of Security Holders             16

  Item 5: Other Information                                               16

  Item 6: Exhibits and Reports on Form 8-K                                16


                          THE DAVEY TREE EXPERT  COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                   -----------

                                         JULY 3, 1999
                                        (AS RESTATED-   JULY 4,    DEC. 31,
                                         SEE NOTE 11)    1998        1998
                                        -------------  ---------   ---------
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                $     261   $     516   $   1,264
  Accounts Receivable                         77,725      57,366      51,490
  Refundable Income Taxes                        620         ---       1,248
  Operating Supplies                           4,142       3,260       2,644
  Prepaid Expenses and Other Assets            2,158       2,287       2,940
  Deferred Income Taxes                        1,829       1,993       1,842
                                           ---------   ---------   ---------
     Total Current Assets                     86,735      65,422      61,428

PROPERTY AND EQUIPMENT:
  Land and Land Improvements                   6,300       6,349       6,325
  Buildings and Leasehold Improvements        18,347      16,486      18,269
  Equipment                                  200,080     184,817     187,084
                                           ---------   ---------   ---------
                                             224,727     207,652     211,678
  Less Accumulated Depreciation              139,510     129,861     132,245
                                           ---------   ---------   ---------
  Net Property and Equipment                  85,217      77,791      79,433
                                           ---------   ---------   ---------

OTHER ASSETS AND INTANGIBLES                   9,036       9,570       8,225
                                           ---------   ---------   ---------

     TOTAL ASSETS                          $ 180,988   $ 152,783   $ 149,086
                                           =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                         $  15,042   $  12,213   $  15,191
  Accrued Liabilities                         14,544      15,310      11,413
  Insurance Liabilities                        4,831       6,318       5,797
  Income Taxes Payable                           ---       1,650         ---
  Notes Payable, Bank                            ---       1,925         ---
  Current Maturities of Long-Term Debt        29,972      16,074         855
                                           ---------   ---------   ---------
     Total Current Liabilities                64,389      53,490      33,256

LONG-TERM DEBT                                42,134      32,472      42,893

DEFERRED INCOME TAXES                          4,009       1,344       3,588

INSURANCE LIABILITIES                         11,716      11,125      10,969

OTHER LIABILITIES                              1,089         928       1,112
                                           ---------   ---------   ---------

     TOTAL LIABILITIES                       123,337      99,359      91,818

SHAREHOLDERS' EQUITY:
  Preferred Shares - No Par Value;
     Authorized 4,000,000 Shares;
     None Issued
  Common Shares - $1.00 Par Value;
     Authorized 12,000,000 Shares;
     Issued 10,728,440 at July 3, 1999;
     8,728,440 at July 4, 1998 and
     December 31, 1998                        10,728       8,728       8,728
  Additional Paid-in Capital                   2,387       5,374       5,893
  Retained Earnings                           75,772      87,783      94,547
  Accumulated Other Comprehensive
     Earnings (Loss)                            (555)       (591)       (745)
                                           ---------   ---------   ---------
                                              88,332     101,294     108,423
LESS:
  Treasury Shares at cost:
     2,727,033 Shares at July 3, 1999;
     4,649,300 Shares at July 4, 1998; and
     4,736,785 Shares at December 31, 1998   (30,681)    (47,870)    (51,155)
                                           ---------   ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                    57,651      53,424      57,268
                                           ---------   ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 180,988   $ 152,783   $ 149,086
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

                                       JULY 3, 1999
                                       (AS RESTATED-
                                        SEE NOTE 11)         JULY 4, 1998
                                     -----------------    ------------------

REVENUES                             $  82,752   100.0%   $  85,918    100.0%
                                     ---------  ------    ---------   ------

COSTS AND EXPENSES:

 Operating                              53,790    65.0       56,367     65.6
 Selling                                13,137    15.9       11,175     13.0
 General and Administrative              5,123     6.2        5,268      6.1
 Depreciation and Amortization           5,079     6.1        4,910      5.7
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES             77,129    93.2       77,720     90.4
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                 5,623     6.8        8,198      9.6

INTEREST EXPENSE                        (1,023)   (1.2)        (842)    (1.0)

OTHER INCOME - NET                         846     1.0            8
                                     ---------  ------    ---------   ------

EARNINGS BEFORE INCOME TAXES             5,446     6.6        7,364      8.6

INCOME TAXES                             2,211     2.7        3,028      3.5
                                     ---------  ------    ---------   ------

NET EARNINGS                         $   3,235     3.9%   $   4,336      5.1%
                                     =========  ======    =========   ======

EARNINGS PER COMMON SHARE            $    0.41            $    0.52
                                     =========            =========
EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    0.35            $    0.48
                                     =========            =========

BASIC EARNINGS SHARES                7,973,652            8,264,860
                                     =========            =========

DILUTED EARNINGS SHARES              9,374,094            9,111,258
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

                                        JULY 3, 1999
                                       (AS RESTATED -
                                        SEE NOTE 11)         JULY 4, 1998
                                     -----------------    ------------------

REVENUES                             $ 151,018   100.0%   $ 150,986    100.0%
                                     ---------  ------    ---------   ------

COSTS AND EXPENSES:

 Operating                             104,347    69.1      104,147     69.0
 Selling                                22,998    15.2       20,196     13.4
 General and Administrative              9,887     6.5       10,809      7.2
 Depreciation and Amortization           9,928     6.6        9,432      6.2
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES            147,160    97.4      144,584     95.8
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                 3,858     2.6        6,402      4.2

INTEREST EXPENSE                        (1,818)   (1.2)      (1,393)    (0.9)

OTHER INCOME - NET                         960     0.6          227      0.2
                                     ---------  ------    ---------   ------

EARNINGS BEFORE INCOME TAXES             3,000     2.0        5,236      3.5

INCOME TAXES                             1,218     0.8        2,168      1.4
                                     ---------  ------    ---------   ------

NET EARNINGS                         $   1,782     1.2%   $   3,068      2.1%
                                     =========  ======    =========   ======

EARNINGS PER COMMON SHARE            $    0.22            $    0.36
                                     =========            =========

EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    0.20            $    0.33
                                     =========            =========

BASIC EARNINGS SHARES                7,975,869            8,427,994
                                     =========            =========

DILUTED EARNINGS SHARES              8,915,855            9,286,746
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


                                                      JULY 3,
                                                       1999
                                                   (AS RESTATED-       JULY 4,
                                                    SEE NOTE 11)        1998
                                                    -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Earnings                                         $   1,782        $   3,068

 Adjustments to Reconcile Net Earnings to
  Net Cash Provided by (Used in) Operating
  Activities:
   Depreciation                                           9,727            9,260
   Amortization                                             201              172
   Deferred Income Taxes                                    434                2
    Other                                                  (964)            (247)
                                                      ---------        ---------
                                                         11,180           12,255
   Change in Operating Assets and Liabilities:
     Accounts Receivable                                (26,235)         (13,470)
     Other Assets                                        (1,638)             (93)
     Refundable Income Taxes                                628              ---
     Accounts Payable and Accrued Liabilities             2,982            6,514
     Insurance Liabilities                                 (219)            (208)
     Income Tax Liabilities                                 ---                3
     Other Liabilities                                      (23)             230
                                                      ---------        ---------
 Net Cash (Used In) Provided By Operating Activities    (13,325)           5,231
                                                      ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sales of Property and Equipment              789              689
 Acquisitions                                              (115)            (361)
 Capital Expenditures:
  Land and Buildings                                        (99)            (747)
  Equipment                                             (15,022)         (20,463)
                                                      ---------        ---------
 Net Cash Used In Investing Activities                  (14,447)         (20,882)
                                                      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Borrowings Under Notes Payable, Bank                   ---            1,625
 Principal Payments of Long-Term Debt                      (755)          (5,229)
 Proceeds from Issuance of Long-Term Debt                29,113           26,523
 Sales of Treasury Shares                                 1,297            1,722
 Dividends Paid                                            (798)            (794)
 Repurchase of Common Shares                             (2,088)          (8,402)
                                                      ---------        ---------
 Net Cash Provided By Financing Activities               26,769           15,445
                                                      ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (1,003)            (206)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              1,264              722
                                                      ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $     261        $     516
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                          SIX MONTHS ENDED JULY 3, 1999

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited Consolidated Financial Statements as of July 3, 1999 and July 4, 1998 and for the three and six month periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

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

NOTE 5 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consisted of:

                                          JULY 3,      JULY 4,     DEC. 31,
                                            1999         1998        1998
                                         ---------    ---------   ---------
                                                (DOLLARS IN THOUSANDS)

       Compensation                      $   6,580   $   7,757    $   6,666
       Vacation                              3,126       2,664        1,927
       Medical Claims                        1,070       1,773        1,420
       Taxes, other than taxes on income     2,713       1,373          779
       Other                                 1,055       1,743          621
                                         ---------   ---------    ---------
                                         $  14,544   $  15,310    $  11,413
                                         =========   =========    =========

NOTE 6 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of:

                                           JULY 3,      JULY 4,     DEC. 31,
                                            1999         1998         1998
                                          ---------    --------    ---------
                                                (DOLLARS IN THOUSANDS)
   Revolving Credit Agreement:
       Prime rate borrowings              $  11,400   $   2,800    $   2,900
       London Interbank Offered Rate
        (LIBOR) borrowings                   48,613      33,000       28,000
   Term note agreement                       10,000      10,000       10,000
                                          ---------   ---------    ---------
                                             70,013      45,800       40,900

   Subordinated notes - stock redemption      1,758       1,761        2,181
   Term loans and others                        335         985          667
                                          ---------   ---------    ---------
                                             72,106      48,546       43,748

   Less current maturities                   29,972      16,074          855
                                          ---------   ---------    ---------
                                          $  42,134   $  32,472    $  42,893
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

NOTE 8 - OTHER COMPREHENSIVE EARNINGS (LOSS)
--------------------------------------------

Total comprehensive earnings for the six-month periods ended July 3, 1999 and July 4, 1998 was as follows:

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                       --------------------    -------------------
                                        JULY 3,     JULY 4,     JULY 3,    JULY 4,
                                         1999        1998        1999       1998
                                       --------    --------    --------   --------
                                                  (DOLLARS IN THOUSANDS)
  Net earnings                        $  3,235   $  4,336     $  1,782   $  3,068

  Foreign currency translation
    adjustments, net of related
    tax effects                            139       (143)         190        (56)
                                      --------   --------     --------   --------

  Total comprehensive earnings        $  3,374   $  4,193     $  1,972   $  3,012
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

Details to Operating Segments are as follows:

                                   SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                                    UTILITY   RESIDENTIAL     OTHER       TOTAL
                                    -------   -----------     -----       -----
                                               (DOLLARS IN THOUSANDS)
   1999

   Net sales                       $  87,066   $  57,327    $   6,625   $ 151,018
   Earnings (loss) from operations     4,104       2,375       (1,265)      5,214
   Depreciation                        5,461       2,815          174       8,450
   Segment assets                     64,483      55,719        5,580     125,782
   Expenditure for segment assets      5,402       4,867          465      10,734

   1998

   Net sales                       $  88,926   $  55,928    $   6,132   $ 150,986
   Earnings (loss) from operations     3,990       4,830          444       9,264
   Depreciation                        5,483       2,631          170       8,284
   Segment assets                     68,224      42,945        5,908     117,077
   Expenditure for segment assets     11,375       5,381          834      17,590



   PROFIT OR LOSS                                   1999           1998
                                                  ---------      ---------
   Operating profit reportable segments           $   6,479      $   8,820
   Other profit/loss                                 (1,265)           444
   Unallocated amounts:
     Other corporate expense                         (1,356)        (2,862)
     Interest expense                                (1,818)        (1,393)
     Other income - net                                 960            227
                                                  ---------      ---------
   Earnings before income taxes                   $   3,000      $   5,236
                                                  =========      =========


   ASSETS                                           1999           1998
                                                  ---------      ---------
   Total assets for reportable segments           $ 120,202      $ 111,169
   Assets for other                                   5,580          5,908
   Unallocated assets                                55,206         35,706
                                                  ---------      ---------
   Consolidated total                             $ 180,988      $ 152,783
                                                  =========      =========


   EXPENDITURES FOR ASSETS                          1999           1998
                                                  ---------      ---------
   Segment expenditures for assets                $  10,269      $  16,756
   Expenditures for other                               465            834
   Unallocated expenditures                           4,502          3,981
                                                  ---------      ---------
   Consolidated total                             $  15,236      $  21,571
                                                  =========      =========


   DEPRECIATION                                     1999           1998
                                                  ---------      ---------
   Total depreciation for reportable segments     $   8,276      $   8,114
   Depreciation for other                               174            170
   Unallocated depreciation                           1,478          1,148
                                                  ---------      ---------
   Consolidated total                             $   9,928      $   9,432
                                                  =========      =========

                                  THREE MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                                    UTILITY   RESIDENTIAL     OTHER       TOTAL
                                    -------   -----------     -----       -----
                                               (DOLLARS IN THOUSANDS)
   1999

   Net sales                       $  43,269   $  35,933    $   3,550   $  82,752
   Earnings (loss) from operations     2,417       5,067       (1,079)      6,405
   Depreciation                        2,631       1,369            4       4,004
   Segment assets                     (5,254)     17,827        1,057      13,630
   Expenditure for segment assets      1,005       1,889          167       3,061

   1998

   Net sales                       $  45,790   $  35,821    $   4,307   $  85,918
   Earnings (loss) from operations     2,192       6,220          858       9,270
   Depreciation                        2,800       1,347           29       4,176
   Segment assets                      4,809       9,205        2,661      16,675
   Expenditure for segment assets      5,096       3,007          571       8,674



   PROFIT OR LOSS                                   1999           1998
                                                  ---------      ---------
   Operating profit reportable segments           $   7,484      $   8,412
   Other profit/loss                                 (1,079)           864
   Unallocated amounts:
     Other corporate expense                           (782)        (1,078)
     Interest expense                                (1,023)          (842)
     Other income - net                                 846              8
                                                  ---------      ---------
   Earnings before income taxes                   $   5,446      $   7,364
                                                  =========      =========


   EXPENDITURES FOR ASSETS                          1999           1998
                                                  ---------      ---------
   Segment expenditures for reportable segments   $   2,894      $   8,103
   Expenditures for other                               167            571
   Unallocated expenditures                           1,899          1,988
                                                  ---------      ---------
   Consolidated total                             $   4,960      $  10,662
                                                  =========      =========


   DEPRECIATION                                     1999           1998
                                                  ---------      ---------
   Total depreciation for reportable segments     $   4,000      $   4,147
   Depreciation for other                                 4             29
   Unallocated depreciation                           1,075            734
                                                  ---------      ---------
   Consolidated total                             $   5,079      $   4,910
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


NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS
---------------------------------------------

Subsequent to the issuance of the Registrant's financial statements for the three and six month periods ended July 3, 1999, management determined that:

   1. It had not accrued the appropriate amount of net pension income related to its two defined benefit plans.

   2. From and after April 4, 1999, certain unbilled revenues and operating expenses had not been properly recognized as a result of processing errors due to the conversion to a new enterprise-wide information system.

   3. It incorrectly calculated the number of basic and diluted earnings shares for the change in shares issued and treasury shares resulting from the stock split and share retirement.

Accordingly, the accompanying financial statements as of July 3, 1999 and for the three and six month periods then ended have been restated from the amounts previously reported to properly account for the transactions identified. A summary of the significant effects of the restatement is as follows:


                                                   AS PREVIOUSLY
                                                      REPORTED      AS RESTATED
                                                   -------------    -----------
                                                      (DOLLARS IN THOUSANDS)
   Consolidated Balance Sheets at July 3, 1999:

   Cash and Cash Equivalents                         $      788      $      261

   Accounts Receivable                                   80,560          77,725

   Refundable Income Taxes                                  ---             620

   Operating Supplies                                     4,392           4,142

   Other Assets and Intangibles                           7,978           9,036

   Accounts Payable                                      15,802          15,042

   Accrued Liabilities                                   14,243          14,544

   Income Taxes Payable                                     660             ---

   Deferred Income Taxes                                  3,579           4,009

   Retained Earnings                                     77,017          75,772


                                                   AS PREVIOUSLY
                                                      REPORTED      AS RESTATED
                                                   -------------    -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
   Consolidated Statements of Net Earnings for
     the Three Months Ended July 3, 1999:

   Revenues                                          $   85,586      $  82,752

   Costs and Expenses:

     Operating                                           53,471          53,790

     General and Administrative                           5,652           5,123

   Earnings from Operations                               8,247           5,623

   Income Taxes                                           3,276           2,211

   Net Earnings                                           4,794           3,235

   Earnings Per Common Share                                .60             .41

   Earnings Per Common Share - Assuming Dilution            .52             .35

   Basic Earnings Shares                              7,982,982       7,973,652

   Diluted Earnings Shares                            9,285,997       9,374,094



                                                   AS PREVIOUSLY
                                                      REPORTED      AS RESTATED
                                                   -------------    -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
   Consolidated Statements of Net Earnings for
     the Six Months Ended July 3, 1999:

   Revenues                                          $  153,852      $  151,018

   Costs and Expenses:

     Operating                                          104,028         104,347

     General and Administrative                          10,945           9,887

   Earnings from Operations                               5,953           3,858

   Income Taxes                                           2,068           1,218

   Net Earnings                                           3,027           1,782

   Earnings Per Common Share                                .38             .22

   Earnings Per Common Share - Assuming Dilution            .33             .20

   Basic Earnings Shares                              7,987,682       7,975,869

   Diluted Earnings Shares                            9,114,581       8,915,855


                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                          SIX MONTHS ENDED JULY 3, 1999

Certain financial data contained in Management's Discussion and Analysis of Financial Condition and Results of Operations as of July 3, 1999 and for the three and six month periods ended July 3, 1999 have been restated from amounts previously reported to properly accrue net pension income related to the Registrant's two defined benefit pension plans, properly account for certain unbilled revenues and operating expenses related to the Registrant's conversion to its new enterprise-wide information system, and give appropriate effect to the change in shares issued and treasury shares resulting from the stock split and share retirement. (See Note 11 to the Consolidated Financial Statements.)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities used $13,325,000 in cash during the first six months of 1999, $18,566,000 more than the $5,231,000 provided during the same period last year. The net increase in the use of cash is mainly due to a significant increase in accounts receivable and a lower increase in accounts payable and accrued liabilities.

Accounts receivable increased $26,235,000, $12,765,000 more than the increase experienced in 1998. Days outstanding increased to a level of 87.3 days, 27.9 days higher than the 59.4 days that existed as of July 4, 1998, and 23.6 days higher than the 63.7 days at December 31, 1998. Since "going live" on April 4, 1999 with its new enterprise wide software system, the Registrant had to delay billing its Residential customers until approximately May 15, 1999. This delay was principally the result of certain errors in converting data from the Registrant's legacy systems; however, coupled with this initial delay, the Registrant has also continued to experience a lag in billing, that is, the difference between the date services have been performed versus the date an invoice has actually been prepared and sent to its customer. This lag has been primarily attributable to the learning curve associated with the new system, and it is anticipated that billing will be current on or before August 31, 1999. Accordingly, the Registrant believes that the existing level of accounts receivable and days outstanding will decline over the balance of 1999. The Registrant is not concerned as to the overall collectibility of accounts and will continue its efforts to reduce both the level of accounts receivable and days outstanding, beyond that which was driven by the recent lag in billing. It also performs ongoing credit evaluations of its customers' financial condition for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

Accounts payable and accrued liabilities increased $2,982,000 from December 31, 1998, $3,532,000 less than the increase realized last year. The increase from year end is mainly attributable to a higher level of accruals for vacation resulting from a decline in vacations taken in the first half of 1999, and a higher level of payroll taxes associated with increased operations incentives as well as conversion to the new enterprise-wide system.

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

RESULTS OF OPERATIONS
---------------------

Revenues of $151,018,000 for the first six months of 1999 increased $32,000 when compared to the same period in 1998. Second quarter revenues of $82,752,000 declined $3,166,000 or 3.7%. In both the quarter and year to date, the Registrant's Residential service revenues have increased .3% and 2.5% respectively, and continue to benefit from good economic conditions as well as a continued focus on sales. During the quarter, these benefits were partially offset by service scheduling delays experienced during the conversion to the Registrant's new enterprise-wide information system. The strength of Residential service revenues was diminished in the year to date and more than offset in the quarter by reductions in utility and commercial service revenues. The Registrant has experienced reductions in utility service revenues of 2.1% and 5.5% in the year to date and quarter, respectively, attributable primarily to three factors. First, it completed negotiations with a major western customer to extend the term of its contract with somewhat lower pricing.
Second, it experienced a reduction in crews on a contract with an eastern U.S. customer. Third, it lost, in the ordinary course of competitive bidding, a relatively small contract in the midwestern U.S. Commercial service revenues were significantly lower in the quarter and year to date when compared to last year as a result of work it obtained in June of 1998 resulting from severe weather in Michigan.

In the quarter, operating costs declined in both dollars and as a percentage of revenues when compared to last year. At $53,790,000, they declined $2,577,000 or .6% as a percentage of revenues. For the first six months operating costs totaled $104,347,000, $200,000 more than last year, or .1% as a percentage of revenues. The reductions in the quarter and stable level of costs year to date are due to the relatively lower level of utility service revenues associated with the contract reductions previously mentioned. Utility services unfavorably influence operating costs because they are generally lower priced services with inherently lower gross margins and attendant higher operating costs; they are also more capital intensive in comparison to the other services.

Selling costs in both the quarter and first six months of 1999 remain higher than last year, both in dollars and as a percentage of revenues. They totaled $13,137,000 in the quarter, an increase of $1,962,000 or 2.9% as a percentage of revenues. Year to date, they totaled $22,998,000, $2,802,000 higher than in 1998 and 1.8% more as a percentage of revenues. These costs will remain at higher levels and result from increased expenditures for commissions and branch office expenses associated with higher Residential service revenues.

General and administrative costs in the quarter of $5,123,000 declined $145,000, but as a percentage of revenues they increased .1%. Year to date these costs decreased by $922,000 and as a percentage of revenues they declined .7% to 6.5%. In the quarter additional temporary personnel were retained upon "going live" with the Registrant's new enterprise-wide information system; they were required to assist full-time employees in data entry functions during the "learning curve" period previously discussed. These increased costs were offset by increased net periodic pension income related to the Registrant's pension plans, a result of favorable investment performance on plan assets. The reduction in general and administrative costs year to date is due to somewhat lower costs incurred with respect to the Registrant's new system, in comparison to 1998, the year in which implementation commenced, as well as the increased net periodic pension income.

The Registrant acquired and commenced implementation of its new system in January 1998, and completed the blueprint phase as of July 4, 1998. Configuration, data conversion, and testing followed through April 3, 1999. On April 4, 1999, the Registrant commenced live operation of the new system and discontinued use of the legacy system, approximately two months earlier than had been anticipated. The Registrant's current estimate for the ultimate cost of this new system is approximately $17,000,000. Of this total, $3,000,000 had been expensed in 1998 and through July 3, 1999, $11,000,000 had been capitalized. The remaining amount of approximately $3,000,000 will be expensed during 1999, of which approximately $1,300,000 had been incurred during the first six months. These costs are higher than the amount originally anticipated, and continue to result from required enhancements identified after commencement of going live with the new system.

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

Depreciation and amortization of $9,928,000 for the first six months increased $496,000 or .4% as a percentage of revenues. The increase is attributable to a relatively higher level of capital expenditures for equipment, particularly in the last two years, and primarily to support Utility and Residential services. It is also due to commencement of depreciation on the Registrant's new enterprise-wide information system.

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

The Registrant's earnings before income taxes decreased $2,236,000 year to date and as a percentage of revenues they declined 1.5% to 2.0%. Effective income tax rates of 40.6% and 41.4% were used to compute tax provisions for 1999 and 1998, respectively.

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