Form 10-Q/A
period 1999-10-02
DAVEY TREE EXPERT CO
filed 2000-03-30
CIK 277638

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

                          THE DAVEY TREE EXPERT COMPANY

                                      INDEX
                                      -----

                                                                 PAGE NO.
                                                                 --------

PART I:   FINANCIAL INFORMATION

          This 10-Q/A is being filed to restate the financial statements as of October 2, 1999 and for the three and nine month periods ended October 2, 1999 to properly accrue net pension income related to the Registrant's two defined benefit pension plans, properly account for certain unbilled revenues and operating expenses related to the Registrant's conversion to its new enterprise-wide information system, and give appropriate effect to the change in shares issued and treasury shares resulting from stock split and share retirement.

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


                          THE DAVEY TREE EXPERT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                   -----------

                                            OCT. 2
                                             1999
                                         (AS RESTATED-   OCT. 3,    DEC. 31,
                                          SEE NOTE 11)    1998        1998
                                          -----------  ---------   ---------
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                $     362   $     286   $   1,264
  Accounts Receivable                         85,488      59,747      51,490
  Refundable Income Taxes                        ---         ---       1,248
  Operating Supplies                           3,326       2,973       2,644
  Prepaid Expenses and Other Assets            2,638       2,011       2,940
  Deferred Income Taxes                        1,829       1,993       1,842
                                           ---------   ---------   ---------
     Total Current Assets                     93,643      67,010      61,428

PROPERTY AND EQUIPMENT:
  Land and Land Improvements                   6,443       6,325       6,325
  Buildings and Leasehold Improvements        18,363      16,449      18,269
  Equipment                                  197,124     182,505     187,084
                                           ---------   ---------   ---------
                                             221,930     205,279     211,678
  Less Accumulated Depreciation              139,425     128,311     132,245
                                           ---------   ---------   ---------
  Net Property and Equipment                  82,505      76,968      79,433
                                           ---------   ---------   ---------

OTHER ASSETS AND INTANGIBLES                  10,950       9,540       8,225
                                           ---------   ---------   ---------

     TOTAL ASSETS                          $ 187,098   $ 153,518   $ 149,086
                                           =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                         $  16,177   $  11,693   $  15,191
  Accrued Liabilities                         16,269      17,356      11,413
  Insurance Liabilities                        5,794       7,025       5,797
  Income Taxes Payable                           236       1,587         ---
  Notes Payable, Bank                            ---         525         ---
  Current Maturities of Long-Term Debt        30,672      15,478         855
                                           ---------   ---------   ---------
     Total Current Liabilities                69,148      53,664      33,256

LONG-TERM DEBT                                43,399      32,310      42,893

DEFERRED INCOME TAXES                          4,224       1,344       3,588

INSURANCE LIABILITIES                         11,487       9,727      10,969

OTHER LIABILITIES                              1,078       1,024       1,112
                                           ---------   ---------   ---------

     TOTAL LIABILITIES                       129,336      98,069      91,818

SHAREHOLDERS' EQUITY:
  Preferred Shares - No Par Value;
     Authorized 4,000,000 Shares;
     None Issued
  Common Shares - $1.00 Par Value;
     Authorized 12,000,000 Shares;
     Issued 10,728,440 at October 2, 1999;
     8,728,440 at October 3, 1998 and
     December 31, 1998                        10,728       8,728       8,728
  Additional Paid-in Capital                   2,397       5,400       5,893
  Retained Earnings                           77,428      90,856      94,547
  Accumulated Other Comprehensive
     Earnings (Loss)                            (571)       (853)       (745)
                                           ---------   ---------   ---------

                                              89,982     104,131     108,423
LESS:
  Treasury Shares at cost:
     2,787,761 Shares at October 2, 1999;
     4,672,109 Shares at October 3, 1998;
     and 4,736,785 Shares at
     December 31, 1998                       (32,220)    (48,682)    (51,155)
                                           ---------   ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                    57,762      55,449      57,268
                                           ---------   ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 187,098   $ 153,518   $ 149,086
                                           =========   =========   =========

See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
             THREE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                   -----------



                                      OCTOBER 2, 1999
                                       (AS RESTATED -
                                        SEE NOTE 11)        OCTOBER 3, 1998
                                     -----------------    ------------------

REVENUES                             $  85,035   100.0%   $  86,457    100.0%
                                     ---------  ------    ---------   ------

COSTS AND EXPENSES:

 Operating                              57,750    67.9       57,634     66.6
 Selling                                11,774    13.8       11,939     13.8
 General and Administrative              5,925     7.0        5,160      6.0
 Depreciation and Amortization           5,120     6.0        5,161      6.0
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES             80,569    94.7       79,894     92.4
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                 4,466     5.3        6,563      7.6

INTEREST EXPENSE                        (1,064)   (1.3)        (787)    (0.9)

OTHER INCOME - NET                          87     0.1          123      0.1
                                     ---------  ------    ---------   ------

EARNINGS BEFORE INCOME TAXES             3,489     4.1        5,899      6.8

INCOME TAXES                             1,427     1.7        2,441      2.8
                                     ---------  ------    ---------   ------

NET EARNINGS                         $   2,062     2.4%   $   3,458      4.0%
                                     =========  ======    =========   ======

EARNINGS PER COMMON SHARE            $    0.26            $    0.42
                                     =========            =========

EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    0.23            $    0.36
                                     =========            =========

BASIC EARNINGS SHARES                8,076,965            8,236,804
                                     =========            =========

DILUTED EARNINGS SHARES              8,997,871            9,659,398
                                     =========            =========


See Notes to Consolidated Financial Statements

                          THE DAVEY TREE EXPERT COMPANY
                     CONSOLIDATED STATEMENTS OF NET EARNINGS
              NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                   -----------

                                      OCTOBER 2, 1999
                                       (AS RESTATED -
                                        SEE NOTE 11)        OCTOBER 3, 1998
                                     -----------------    ------------------

REVENUES                             $ 236,053   100.0%   $ 237,443    100.0%
                                     ---------  ------    ---------   ------

COSTS AND EXPENSES:

 Operating                             162,097    68.7      161,781     68.1
 Selling                                34,772    14.7       32,135     13.5
 General and Administrative             15,812     6.7       15,969      6.7
 Depreciation and Amortization          15,048     6.4       14,593      6.2
                                     ---------  ------    ---------   ------

   TOTAL COSTS AND EXPENSES            227,729    96.5      224,478     94.5
                                     ---------  ------    ---------   ------

EARNINGS FROM OPERATIONS                 8,324     3.5       12,965      5.5

INTEREST EXPENSE                        (2,882)   (1.2)      (2,180)    (0.9)

OTHER INCOME - NET                       1,047     0.4          350      0.1
                                     ---------  ------    ---------   ------

EARNINGS BEFORE INCOME TAXES             6,489     2.7       11,135      4.7

INCOME TAXES                             2,645     1.1        4,609      1.9
                                     ---------  ------    ---------   ------

NET EARNINGS                         $   3,844     1.6%   $   6,526      2.8%
                                     =========  ======    =========   ======

EARNINGS PER COMMON SHARE            $    0.48            $    0.78
                                     =========            =========

EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION                   $    0.43            $    0.70
                                     =========            =========

BASIC EARNINGS SHARES                7,980,352            8,333,392
                                     =========            =========

DILUTED EARNINGS SHARES              8,910,535            9,376,946
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
                                   -----------


                                                   OCT. 2, 1999
                                                  (AS RESTATED-     OCT. 3,
                                                   SEE NOTE 11)      1998
                                                  -------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Earnings                                        $   3,844    $   6,526

 Adjustments to Reconcile Net Earnings to
  Net Cash (Used In) Provided by Operating Activities:
   Depreciation                                         14,764       14,336
   Amortization                                            284          257
   Deferred Income Taxes                                   649            2
   Other                                                (1,576)        (697)
                                                     ---------    ---------
                                                        17,965       20,424
   Change in Operating Assets and Liabilities:
     Accounts Receivable                               (33,998)     (15,851)
     Other Assets                                       (2,640)         415
     Income Taxes                                        1,484          (60)
     Accounts Payable and Accrued Liabilities            5,842        8,040
     Insurance Liabilities                                 515         (899)
     Other Liabilities                                     (34)         326
                                                     ---------    ---------
 Net Cash (Used In) Provided By Operating Activities   (10,866)      12,395
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sales of Property and Equipment           1,435        1,220
 Acquisitions                                             (856)        (361)
 Capital Expenditures:
  Land and Buildings                                      (241)        (790)
  Equipment                                            (17,179)     (25,014)
                                                     ---------    ---------
 Net Cash Used In Investing Activities                 (16,841)     (24,945)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Borrowings Under Notes Payable, Bank                  ---          225
 Principal Payments of Long-Term Debt                     (924)      (5,387)
 Proceeds from Issuance of Long-Term Debt               31,247       25,923
 Sales of Treasury Shares                                1,380        1,828
 Dividends Paid                                         (1,198)      (1,181)
 Repurchase of Common Shares                            (3,700)      (9,294)
                                                     ---------    ---------
 Net Cash Provided By Financing Activities              26,805       12,114
                                                     ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (902)        (436)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,264          722
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $     362    $     286
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        Nine Months Ended October 2, 1999

                                    UNAUDITED
                                    ---------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited Consolidated Financial Statements as of October 2, 1999 and October 3, 1998 and for the three and nine month periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Certain reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

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

NOTE 5 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consisted of:

                                          OCT. 2,      OCT. 3,     DEC. 31,
                                           1999         1998         1998
                                         ---------    ---------    ---------
                                              (DOLLARS IN THOUSANDS)

       Compensation                      $   7,816    $   8,904    $   6,666
       Vacation                              3,793        3,235        1,927
       Medical Claims                        1,331        1,703        1,420
       Taxes, other than taxes on income     3,210          933          779
       Other                                   119        2,581          621
                                         ---------    ---------    ---------
                                         $  16,269    $  17,356    $  11,413
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

NOTE 8 - OTHER COMPREHENSIVE EARNINGS (LOSS)
--------------------------------------------

Total comprehensive earnings for the three- and nine-month periods ended October 2, 1999 and October 3, 1998, respectively, was as follows:


                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                   ------------------   ------------------
                                    OCT. 2,   OCT. 3,    OCT. 2,   OCT. 3,
                                     1999      1998       1999      1998
                                   --------  --------   --------  --------
                                            (DOLLARS IN THOUSANDS)
  Net earnings                     $  2,062  $  3,458   $  3,844  $  6,526

  Foreign currency translation
    adjustments, net of related
    tax effects                         (16)     (262)       174      (318)
                                   --------  --------   --------  --------

  Total comprehensive earnings     $  2,046  $  3,196   $  4,018  $  6,208
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

Details to Operating Segments are as follows:

                                                NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                             -----------------------------------------------------------
                                               UTILITY       RESIDENTIAL       OTHER             TOTAL
                                             ----------      -----------     ----------       ----------
                                                               (DOLLARS IN THOUSANDS)
   1999

   Net sales                                 $  133,075      $   92,248      $   10,730       $  236,053
   Earnings (loss) from operations                7,566           5,927            (277)          13,216
   Depreciation                                   7,955           4,201             536           12,692
   Segment assets                                67,460          66,020           6,398          139,878
   Expenditure for segment assets                 7,612           5,905             378           13,895

   1998

   Net sales                                 $  139,502      $   87,980      $    9,961       $  237,443
   Earnings (loss) from operations                8,188           8,689             414           17,291
   Depreciation                                   8,162           3,921             462           12,545
   Segment assets                                73,028          42,603           4,895          120,526
   Expenditure for segment assets                13,739           6,323             301           20,363



   PROFIT OR LOSS                                     1999         1998
                                                    ---------    ---------
   Operating profit reportable segments             $  13,493    $  16,877
   Other profit/loss                                     (277)         414
   Unallocated amounts:
     Other corporate expense                           (4,892)      (4,326)
     Interest expense                                  (2,882)      (2,180)
     Other income - net                                 1,047          350
                                                    ---------    ---------
   Earnings before income taxes                     $   6,489    $  11,135
                                                    =========    =========


   ASSETS                                              1999         1998
                                                    ---------    ---------
   Total assets for reportable segments             $ 133,480    $ 115,631
   Assets for other                                     6,398        4,895
   Unallocated assets                                  47,220       32,992
                                                    ---------    ---------
   Consolidated total                               $ 187,098    $ 153,518
                                                    =========    =========


   EXPENDITURES FOR ASSETS                             1999         1998
                                                    ---------    ---------
   Segment expenditures for assets                  $  13,517    $  20,062
   Expenditures for other                                 378          301
   Unallocated expenditures                             3,525        5,441
                                                    ---------    ---------
   Consolidated total                               $  17,420    $  25,804



   DEPRECIATION                                       1999         1998
                                                    ---------    ---------
   Total depreciation for reportable segments       $  12,156    $  12,083
   Depreciation for other                                 536          462
   Unallocated depreciation                             2,072        1,791
                                                    ---------    ---------
   Consolidated total                               $  14,764    $  14,336
                                                    =========    =========

                                               THREE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                             -----------------------------------------------------------
                                               UTILITY       RESIDENTIAL       OTHER            TOTAL
                                             ----------      -----------     ----------       ----------
                                                               (DOLLARS IN THOUSANDS)
   1999

   Net sales                                 $   46,009      $   34,921      $    4,105       $   85,035
   Earnings (loss) from operations                3,462           3,552             988            8,002
   Depreciation                                   2,494           1,386             362            4,242
   Expenditure for segment assets                 2,210           1,038             (87)           3,161

   1998

   Net sales                                 $   50,576          32,052      $    3,829       $   86,457
   Earnings (loss) from operations                4,198           3,859             (30)           8,027
   Depreciation                                   2,679           1,290             292            4,261
   Expenditure for segment assets                 2,364             942            (533)           2,773



   PROFIT OR LOSS                                      1999        1998
                                                     --------    --------
   Operating profit reportable segments              $  7,014    $  8,057
   Other profit/loss                                      988         (30)
   Unallocated amounts:
     Other corporate expense                           (3,536)     (1,464)
     Interest expense                                  (1,064)       (787)
     Other income - net                                    87         123
                                                     --------    --------
   Earnings before income taxes                      $  3,489    $  5,899
                                                     ========    ========


   EXPENDITURES FOR ASSETS                             1999        1998
                                                     --------    --------
   Segment expenditures for assets                   $  3,248    $  3,306
   Expenditures for other                                 (87)       (533)
   Unallocated expenditures                              (977)      1,460
                                                     --------    --------
   Consolidated total                                $  2,184    $  4,233
                                                     ========    ========


   DEPRECIATION                                        1999        1998
                                                     --------    --------
   Total depreciation for reportable segments        $  3,880       3,969
   Depreciation for other                                 362         292
   Unallocated depreciation                               594         643
                                                     --------    --------
   Consolidated total                                $  4,836    $  4,904
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

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS
---------------------------------------------

Subsequent to the issuance of the Registrant's financial statements for the three and nine month periods ended October 2, 1999, management determined that:

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

Accordingly, the accompanying financial statements as of October 2, 1999 and for the three and nine month periods then ended have been restated from the amounts previously reported to properly account for the transactions identified. A summary of the significant effects of the restatement is as follows:

                                                      AS PREVIOUSLY
                                                         REPORTED      AS RESTATED
                                                      -------------    -----------
                                                         (DOLLARS IN THOUSANDS)
   Consolidated Balance Sheets at October 2, 1999:

   Cash and Cash Equivalents                            $     774        $     362

   Accounts Receivable                                     88,631           85,488

   Other Assets and Intangibles                             9,363           10,950

   Accounts Payable                                        16,073           16,177

   Accrued Liabilities                                     15,827           16,269

   Income Taxes Payable                                     1,901              236

   Deferred Income Taxes                                    3,579            4,224

   Retained Earnings                                       78,922           77,428



                                                      AS PREVIOUSLY
                                                         REPORTED      AS RESTATED
                                                      -------------    -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)

   Consolidated Statements of Net Earnings for the Three Months Ended October 2, 1999:

   Revenues                                             $  84,910        $  85,035

   Costs and Expenses:

     Operating                                             56,677           57,750

     General and Administrative                             6,454            5,925

   Earnings from Operations                                 4,885            4,466

   Income Taxes                                             1,597            1,427

   Net Earnings                                             2,311            2,062

   Earnings Per Common Share                                  .29              .26

   Earnings Per Common Share - Assuming Dilution              .26              .23

   Basic Earnings Shares                                8,007,488        8,076,965

   Diluted Earnings Shares                              8,918,065        8,997,871


                                                      AS PREVIOUSLY
                                                         REPORTED      AS RESTATED
                                                      -------------    -----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)
   Consolidated Statements of Net Earnings for
     the Nine Months Ended October 2, 1999:

   Revenues                                             $ 238,762        $ 236,053

   Costs and Expenses:

     Operating                                            160,705          162,097

     General and Administrative                            17,399           15,812

   Earnings from Operations                                10,838            8,324

   Income Taxes                                             3,665            2,645

   Net Earnings                                             5,338            3,844

   Earnings Per Common Share                                  .78              .48

   Earnings Per Common Share - Assuming Dilution              .68              .43

   Basic Earnings Shares                                6,884,140        7,980,352

   Diluted Earnings Shares                              7,814,323        8,910,535


                          THE DAVEY TREE EXPERT COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                        NINE MONTHS ENDED OCTOBER 2, 1999

Certain financial data contained in Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the three and nine month periods ended October 2, 1999 have been restated from amounts previously reported to properly accrue net pension income related to the Registrant's two defined benefit pension plans, properly account for certain unbilled revenues and operating expenses related to the Registrant's conversion to its new enterprise-wide information system, and give appropriate effect to the change in shares issued and treasury shares resulting from the stock split and share retirement. (See Note 11 to the Consolidated Financial Statements.)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities used $10,866,000 in cash during the first nine months of 1999, $23,261,000 more than the $12,395,000 provided during the same period in 1998. This net increase is principally due to a significant increase in accounts receivable and to a lesser extent increases in other assets and a lower increase in accounts payable and accrued liabilities; these items were partially offset by an overall net increase in income tax liabilities, as well as a small net increase in the Registrant's insurance liabilities.

Accounts receivable increased $33,998,000, $18,147,000 more than the increase experienced last year. Similarly, days outstanding increased to a level of 93.2 days, 29.9 days higher than the 63.3 days outstanding as of October 3, 1998. Several factors have contributed to these significant increases. First, upon "going live" with its new enterprise-wide software system on April 4, 1999, the Registrant temporarily postponed billing its Residential customers until approximately May 15, 1999, an overall delay of about 40 days. This initial lag was attributable to errors in converting data from the Registrant's legacy systems. Second, beyond this initial delay, the Registrant continued to experience a lag in billing to its Residential customers during some of its prime sales months. This lag in billing, the difference between the date services had been performed versus the date an invoice was actually prepared and sent to the customers, was attributable to the learning curve associated with the new system. Despite this learning curve, revenues were accrued and recognized as services were performed. Third, even though the Registrant is now "current" in its billings, their frequency has been reduced to a monthly basis in 1999 compared essentially with as services were performed in prior years. This latter issue, a function of system configuration, is being changed to billing all Residential customers weekly. It is anticipated that this change will be effective before the end of 1999.

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

Accounts payable and accrued liabilities increased $5,842,000 from December 31, 1998, $2,198,000 less than the increase experienced last year. The increase from year end is primarily due to a higher level of accruals for vacation resulting from a decline in vacations taken during the first nine months of 1999, and higher accruals for payroll taxes associated with increased operations incentives coupled with conversion to the new enterprise-wide system.

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


RESULTS OF OPERATIONS
---------------------

Revenues of $236,053,000 for the first nine months of 1999 decreased $1,390,000 or .1% when compared to 1998. Third quarter revenues of $85,035,000 declined $1,422,000 or 1.6%. Residential revenues increased 9.0% and 4.9% in the quarter and year to date respectively, and continue to benefit from a focus on sales coupled with good economic conditions. The continued strength of Residential service revenues was more than offset in the quarter and year to date by reductions in utility service revenues. The Registrant has experienced reductions in utility service revenues of 4.6% and 9.0% in the year to date and quarter respectively. These reductions continue to be a function of primarily three factors. First, at the beginning of 1999, it completed negotiations with a major western customer to extend the term of its contract with somewhat lower pricing. Second, also in early 1999, the Registrant experienced a reduction in crews on a contract with an eastern U.S. customer. Third, it lost, in the ordinary course of competitive bidding, a relatively small contract in the Midwest.

For the first nine months of 1999, operating costs of $162,097,000 increased only $316,000 or .6% as a percentage of sales. In the quarter, these costs remained even with last year, but increased by 1.3% as a percentage of revenues. The percentage increases in both the quarter and year to date result from a lower level of utility revenues coupled with higher initial field costs associated with the conversion to the Registrant's new enterprise-wide information system.

Selling costs of $34,772,000 for the first nine months of 1999 increased $2,637,000 over last year, or 1.2% as a percentage of revenues. At 13.8% of revenues, they remained unchanged in the quarter. The year to date increase continues to result from increased expenditures for commissions and branch office expenses associated with higher Residential service revenues.

General and administrative costs in the quarter of $5,925,000 increased $765,000 and 1.0% as a percentage of revenues. Year to date these costs decreased $157,000 and were unchanged as a percentage of revenues. The slight decrease in in the year to date is a result of an increase in net periodic pension income realized on the Registrant's defined benefit pension plans, offset by costs incurred for consultants required to provide post implementation system modifications to the Registrant's new enterprise-wide information system, as well as costs incurred for the increase in additional temporary and full time personnel retained upon "going live" with the new system to perform data entry.

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

Depreciation and amortization of $15,048,000 for the first nine months increased $455,000 or .2% as a percentage of revenues. The increase is attributable to a relatively higher level of capital expenditures for equipment, particularly in the last two years, primarily to support Utility and Residential services. It is also due to commencement of depreciation on the Registrant's new enterprise-wide information system.

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

The Registrant's earnings before income taxes of $6,489,000 decreased $4,646,000 year to date and as a percentage of revenues they declined 2.0% to 2.7%. Effective income tax rates of 40.6% and 41.4% were used to compute tax provisions for 1999 and 1998, respectively.

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



March 30, 2000