Form 10-K405
period 1999-12-31
DAVEY TREE EXPERT CO
filed 2000-03-31
CIK 277638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission file number :  0-11917

                          THE DAVEY TREE EXPERT COMPANY
             (Exact name of Registrant as specified in its charter)

             Ohio                            34-0176110
   (State of Incorporation)      (IRS Employer Identification No.)

   1500 North Mantua Street
        P.O. Box 5193
           Kent, OH                          44240-5193
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (330) 673-9511

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Shares, $1 par value

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

             Yes   X         No
                 ------         ------

The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate "market value" (see Item 5 hereof) of voting stock held by non-affiliates of the Registrant at March 29, 2000 (excluding the total number of Common Shares reported in Item 12 hereof), was $105,689,766.

Common Shares outstanding at March 29, 2000:  8,129,982

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (Part III).

Index to Exhibits is located on sequential page 16.

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

GENERAL. The Davey Tree Expert Company, which was incorporated in 1909, and its subsidiaries (the "Registrant") have two primary operating segments which provide a variety of horticultural services to their respective customer groups. Residential and Commercial services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practices of landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizers, herbicides and insecticides. Utility services is principally engaged in the practice of line clearing for public utilities. The Registrant also provides other services related to natural resource management solutions, including urban and utility forestry research and development, natural resources consulting and environmental planning.

COMPETITION AND CUSTOMERS. The Registrant's Residential and Commercial services is one of the largest national tree care organizations, and competes with other national and local firms with respect to its services. On a national level, the competition is primarily in the context of landscape construction and maintenance as well as residential and commercial lawn care. At a local and regional level, its competition comes mainly from other companies which are engaged primarily in tree care. With respect to Utility services, the Registrant is the second largest organization in its industry, and competes principally with one major national competitor, as well as several smaller regional firms.

Principal methods of competition in both operating segments are advertising, customer service, image, performance and reputation. The Registrant's program to meet its competition stresses the necessity for its employees to have and project to the customers a thorough knowledge of all horticultural services provided, and utilization of modern, well-maintained equipment. Pricing is not always a critical factor in a customer's decision with respect to Residential and Commercial services; however, pricing is generally the principal method of competition for the Registrant's Utility services, although in most instances consideration is given to reputation and past production performance.

The Registrant provides a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 1999, the Registrant had sales of approximately $51,000,000 to Pacific Gas & Electric Company.

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

OTHER FACTORS. Rapid changes in equipment technology require a constant updating of equipment and processes to ensure competitive services to the Registrant's customers. Also, the Registrant must continue to assure its compliance with the Occupational Safety and Health Act. In keeping with these requirements, expenditures in 1999 and 1998 were approximately $20,580,000 and $34,009,000, respectively.

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

ITEM 2.  PROPERTIES.

The following table lists certain information with respect to major properties owned by the Registrant and used in connection with its operations.

                                                         OPERATING                                           BUILDING
LOCATION                                                 SEGMENT                                ACREAGE       SQ. FT.
--------                                                 ---------                              -------      --------
Baltimore, Maryland                                      Residential and Commercial                3.4       22,500
Bettendorf, Iowa                                         Residential and Commercial                 .5          478
Cincinnati, Ohio                                         Residential and Commercial                2.5        8.800
Chamblee, Georgia                                        Residential and Commercial & Utility      1.9        6,200
Chantilly, Virginia                                      Residential and Commercial                4.0        5,700
Charlotte, North Carolina                                Residential and Commercial & Utility      3.1        4,900
Cheektowaga, New York                                    Other                                     6.9        2,800
Columbus, Ohio                                           Residential and Commercial                8.0       15,925
Downsview, Ontario, Canada                               Residential and Commercial                 .5        3,675
East Dundee, Illinois                                    Residential and Commercial & Utility      4.0        7,500
Edmonton, Alberta, Canada                                Utility                                    .7        2,900
Gaithersburg, Maryland                                   Residential and Commercial                2.1        7,200
Gibsonia, Pennsylvania                                   Residential and Commercial                5.9        7,100
Hinsdale, Illinois                                       Residential and Commercial                1.7        7,200
Houston, Texas                                           Residential and Commercial                1.5        7,000
Indianapolis, Indiana                                    Residential and Commercial                1.5        5,000
Jacksonville, Florida - Nursery                          Residential and Commercial              279.0        5,300
Kent, Ohio (multiple parcels) - Corporate Headquarters   Other                                   101.4      111,608
Lachine, Quebec, Canada                                  Residential and Commercial                 .5        2,300
Lancaster, New York                                      Residential and Commercial                3.0        6,624
Lawrence, Pennsylvania                                   Residential and Commercial                3.5        7,200
Livermore, California                                    Utility                                  12.0       29,737
Mecklenburg County, North Carolina                       Utility                                  15.6          -0-
Nanaimo, British Columbia, Canada                        Other                                     1.0        4,742
Plymouth, Minnesota                                      Residential and Commercial                2.7       11,750
Richmond, Virginia                                       Residential and Commercial                 .7        2,586
Stow, Ohio                                               Residential and Commercial                7.4       14,100
Toledo, Ohio                                             Residential and Commercial                 .5        4,300
West Babylon, New York                                   Residential and Commercial                 .9       14,100
West Carlton Twp., Ontario, Canada                       Residential and Commercial                3.1        4,000
Wheeling, Illinois                                       Residential and Commercial                5.0       11,300
Winter Park, Florida                                     Utility                                   1.0        5,850
Wooster, Ohio - Nursery                                  Residential and Commercial              322.8       13,194


The Registrant also rents approximately 70 other premises for office and warehouse use. The Registrant believes that all of these properties have been adequately maintained and are suitable and adequate for its business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings, other than ordinary routine litigation incidential to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject. This routine litigation is not material to the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant (included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K) and their present positions and ages are as follows:


NAME                           POSITION                                              AGE
----                           --------                                              ---
R. Douglas Cowan               Chairman and Chief Executive Officer                  59

Karl J. Warnke                 President and Chief Operating Officer                 48

David E. Adante                Executive Vice President, Chief Financial             48
                               Officer and Secretary-Treasurer

Howard D. Bowles               Senior Vice President and General Manager,            56
                               Davey Tree Surgery Company

C. Kenneth Celmer              Senior Vice President and General Manager,            53
                               Residential Services

Bradley L. Comport, CPA        Corporate Controller                                  49

Dr. Roger C. Funk              Vice President and General Manager,                   55
                               The Davey Institute

Rosemary T. Nicholas           Assistant Secretary                                   56

Marjorie L. Conner, Esquire    Assistant Secretary                                   42

Gordon L. Ober                 Vice President - Personnel Recruiting and             50
                               Development

Richard A. Ramsey              Vice President and General Manager,                   50
                               Commercial Services

Wayne M. Parker                Vice President - Eastern Operations,                  44
                               Utility Services


Mr. Cowan was elected Chairman and Chief Executive Officer on March 11, 1999. Previously he had served as Chairman, President and Chief Executive Officer since May 1997. Prior to that time, he served as President and Chief Executive Officer since before 1995.

Mr. Warnke was elected President and Chief Operating Officer on March 11, 1999. Prior to that time, he served as Executive Vice President and General Manager - Utility Services since before 1995.

Mr. Adante was elected Executive Vice President, Chief Financial Officer and Secretary-Treasurer in May 1993.

Mr. Bowles was elected Senior Vice President and General Manager of Davey Tree Surgery Company in January 2000. Prior to that time, he served as Vice President and General Manager of Davey Tree Surgery Company since before 1995.

Mr. Celmer was elected Senior Vice President and General Manager - Residential and Commercial Services in January 2000. Prior to that time, he served as Vice President and General Manager - Residential Services since January 1995.

Mr. Comport was elected Corporate Controller in May 1990.

Dr. Funk was elected Vice President and General Manager - The Davey Institute in
May 1996.   Prior to that time, he served as Vice President - Human and
Technical Resources since before 1995.

Ms. Nicholas was elected Assistant Secretary in May 1982.

Ms. Conner was elected Assistant Secretary in May 1998. Prior to that time, she served as Manager of Legal and Treasury Services since February 1995 and as Assistant Controller since before 1995.

Mr. Ober was elected Vice President - Personnel Recruiting and Development in February, 2000. Prior to that time, he served as Vice President - New Ventures since before 1995.

Mr. Ramsey was elected Vice President and General Manager - Canadian Operations in January 2000. Prior to that time, he served as Vice President and General Manager - Commercial Services since January 1995.

Mr. Parker was elected Vice President - Eastern Utility Services in January 2000. Previously he had served as Vice President - Northern Operations, Utility Services since before 1995.

Officers of the Registrant serve for a term of office from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

At December 31, 1999, 1998 and 1997, the number of Common Shares issued were 10,728,440, 8,728,440, and 8,728,440 respectively. At those respective dates, the number of shares in the treasury were 2,601,058, 4,736,785 and 4,429,205.

The Registrant's Common Shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semi-annually, for purposes of the Registrant's 401KSOP, the fair market value of the Registrant's Common Shares, based upon the Registrant's performance and financial condition, is determined by an independent stock valuation firm.

As of March 29, 2000, there were 2,125 recorded holders of the Registrant's Common Shares. During the years ended December 31, 1999, December 31, 1998 and December 31, 1997, the Registrant paid dividends of $.20, $.19, and $.17, respectively, per share. Approximately one quarter of the total dividend payment is made in each of the four quarters. The Registrant's agreements with its lenders allow for the payment of cash dividends provided that the terms and conditions of the agreements, particularly those dealing with its shareholders' equity, EBIT (earnings before interest and taxes on income) to interest expense and maximum consolidated funded debt to consolidated funded debt plus consolidated net worth ratio, are maintained. (See Note 6 to the Financial Statements on page F-16 of this Annual Report on Form 10-K.)

ITEM 6.  SELECTED FINANCIAL DATA.

                                                          YEARS ENDED DECEMBER 31
                                   ----------------------------------------------------------------------

                                        1999          1998          1997           1996           1995
                                        ----          ----          ----           ----           ----
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Results:
  Revenues                         $  308,144     $  313,887     $  295,079     $  266,934     $  229,682

  Earnings From Continuing
    Operations                     $    3,715     $   10,597     $   11,279     $    8,759     $    6,137

  Earnings From Continuing
    Operations Per Common Share    $      .47     $     1.29     $     1.28     $      .96     $      .65

  Earnings From Continuing
    Operations Per Common Share-
    Assuming Dilution              $      .42     $     1.15     $     1.19     $      .93     $      .64

At Year End:

  Total Assets                     $  176,682     $  149,086     $  127,825     $  111,386     $  104,161

  Total Long-Term Debt (Including
    Capital Leases)                $   70,265     $   42,893     $   24,104     $   19,640     $   17,049

Cash Dividends Per Common Share    $      .20     $      .19     $      .17     $     .148     $     .138


In 1995, the Registrant sold its interior plant care business. Operating results for 1995 have accordingly been restated for this discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $4,578,000 in cash during 1999, $32,771,000 more than what had been provided in 1998. The items contributing to this significant increased use of cash in 1999 were substantially reduced earnings, an inordinate increase in accounts receivable, an increase in other assets, and a decrease in accounts payable and accrued liabilities.

Several factors influenced the decline in earnings. First, Utility earnings decreased almost solely as a result of a contract the Registrant had renegotiated with a major western customer. This contract provided for an extended term along with lower pricing. Second, Residential and Commercial services earnings were significantly impacted by additional aged accounts receivable (amounts in excess of a "typical" year) written off of approximately $3,200,000. Please refer to the more detailed discussion regarding accounts receivable which follows. Residential and Commercial services earnings, when compared to last year, were also adversely affected due to the absence of storm work that had been gained in Quebec and Maine in 1998. Consulting costs incurred upon switching over to the Registrant's new enterprise-wide information system of approximately $2,000,000 in excess of that originally anticipated, also contributed to the overall reduced level of earnings. Please also refer to the Registrant's more detailed discussion regarding its new system under "Results of Operations."

Accounts receivable increased $19,962,000, $12,368,000 more than the increase experienced in 1998. Also, days outstanding have increased to 89.8 days from
63.7 days in the prior year. Several factors, all of which relate to converting to the Registrant's new enterprise-wide information system in April 1999, have contributed to this increase. First, upon switching over to this system, the Registrant temporarily postponed billing its Residential and Commercial customers until approximately mid-May, and in some cases June, a delay of about 40-60 days. This initial delay was attributable to errors in converting data from the Registrant's legacy systems. Beyond this initial delay, the Registrant also continued to experience a lag in billing to these customers during its prime sales season. This lag in billing, the difference between the date services had been performed versus the date an invoice was actually prepared and sent to the customers, was attributable to the learning curve associated with the new system. Despite this learning curve, revenues were accrued and recognized as services were performed. The build-up in accounts receivable was also significantly influenced as a result of billing customers monthly from May through November, a function of system configuration (in contrast with "as services were performed" under the Registrant's legacy system); the system was reconfigured to bill all Residential customers weekly from and after November. Finally, the level of accounts receivable was exacerbated by an inability to generate accurate accounts receivable aging reports until the latter part of 1999. In prior years these reports served as an important tool to facilitate the Registrant's corporate and field management efforts in monitoring the level of, and effecting collection on its accounts receivable. As a consequence, as previously mentioned the Registrant charged off as uncollectible approximately $3,200,000 in accounts receivable above and beyond that which would have been experienced in prior years. While the Registrant is not pleased with the level of accounts receivable at year end, it has worked through substantially all of the issues previously mentioned, and is further assured by the fact that, as of the end of February 2000, total accounts receivable decreased to approximately $52,000,000, only $5,000,000 higher than February 1999 levels. Accordingly, the Registrant is not concerned as to the overall collectibility of accounts and will continue its efforts to reduce both the level of accounts receivable and days outstanding. It also performs ongoing credit evaluations of its customers' financial conditions for collection purposes, and when determined necessary, it provides an allowance for doubtful accounts.

Other assets increased $3,732,000, $3,673,000 more than in 1998. The increase is attributable to increases in prepaid pension costs and refundable income taxes.

Accounts payable and accrued liabilities declined by $2,949,000, $8,544,000 more than the increase experienced last year. The current year reduction is due largely to lower administrative incentive accruals based upon the Registrant's decreased earnings in 1999.

While insurance liabilities declined by $856,000, approximately the same amount as last year, the Registrant believes it is important to note that the current year reduction resulted primarily from a 175 basis point increase in the discount rate applied to its workers compensation liabilities whereas in 1998 the reduction was due to accelerated claims payments made to the Registrant's new excess insurer and claims administrator.

Investing activities used $18,707,000 in cash, $14,134,000 less than in 1999. Last years level of cash expended for equipment was higher primarily due to costs capitalized in conjunction with the development of the Registrant's enterprise-wide information system. Also contributing to the decrease was $4,657,000 of current year expenditures financed with capital leases.

Financing activities provided $22,084,000 in cash, $16,894,000 more than last year. The increase is attributable to two factors. First, the Registrant's net borrowings increased $10,206,000, necessitated by the higher level of accounts receivable. Second, the Registrant's repurchase of common shares declined by $6,641,000 from 1998. Last year the Registrant experienced a relatively higher level of retirements and consequent repurchases of shares from the Employee Stock Ownership Trust, along with redemptions from two directors related to or in contemplation of their retirements from the Board.

At December 31, 1999, the Registrant's principal source of liquidity consisted of $63,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000 of which $500,000 was drawn and $700,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $85,000,000, of which $56,600,000 was drawn and $11,400,000 was considered drawn to cover outstanding letters of credit. Including the outstanding term note agreement, at that date the Registrant's credit facilities totaled $99,600,000. The Registrant and its banks have amended its existing credit facility to among other things, extend the current availability through April 30, 2000; the Registrant expects to complete a new credit agreement with its banks prior to that date. As currently structured, the proposed agreement would raise the total credit facilities of the Registrant to $109,600,000. The Registrant believes its available credit will exceed credit requirements, and that its liquidity is adequate.

LIQUIDITY MEASUREMENTS

As previously discussed, management uses these measurements primarily to gauge the Registrant's ability to meet working capital requirements, fund capital expenditures, and repurchase its common shares.

                                                       1999          1998          1997
                                                       ----          ----          ----
   Net cash provided by (used in)
     operating activities                          $  (4,578)     $  28,193     $  26,934

   Net cash used in investing activities           $ (18,707)     $ (32,841)    $ (26,314)

   Net cash provided by (used in)
     financing activities                          $  22,084      $   5,190     $    (525)


The Registrant also uses the following additional measures in its evaluation. They are not an alternative to earnings determined in accordance with generally accepted accounting principles (GAAP) as a measure of financial performance or to GAAP cash flow as a measure of liquidity.

                                                      1999          1998           1997
                                                      ----          ----           ----
   Working capital                                 $  47,847     $  28,172      $  19,194

   Current ratio                                       2.4:1         1.8:1          1.6:1

   Cash flow from net earnings,
     depreciation and amortization                 $  24,127     $  30,531      $  28,654

   Capital expenditures                            $  20,580     $  34,009      $  27,003

   Cash flow to capital expenditure ratio              1.2:1          .9:1          1.1:1

   Cash flow as percentage of revenues                  7.8%          9.7%           9.7%


LEVERAGE MEASUREMENTS

These ratios measure the extent to which the Registrant has been financed by debt, or, put another way, the proportion of the total assets employed in the business that have been provided by creditors as compared to shareholders. Debt is defined as total liabilities.


                                                      1999             1998             1997
                                                      ----             ----             ----
   Equity to debt ratio                              .47:1            .62:1             .83:1

   Debt as percentage of assets                      68.1%            61.6%             54.7%

   Equity as percentage of assets                    31.9%            38.4%             45.3%


At the end of 1999, these measurements reflect a greater degree of leverage when compared with 1998 due primarily to the additional borrowings necessitated by the higher level of accounts receivable.

COMMON SHARE MEASUREMENTS

These measurements assist shareholders in assessing the Registrant's earnings performance, dividend payout and equity position as related to their shareholdings.

                                                      1999             1998             1997
                                                      ----             ----              ----
   Net earnings per share - assuming dilution       $    .42         $   1.15         $   1.19

   Dividends per share                              $    .20         $    .19         $    .17

   Book value per share                             $   6.94         $   7.18         $   6.73

   Market valuation per share                       $  13.00         $  16.00         $  13.03


Net earnings per share - assuming dilution includes the dilutive effects of employee and director stock options in each of the years presented. Dividends were again increased in 1999. In 1999, they were increased by a total of $.01 per share, or 5.3% over 1998, compared to an increase in 1998 of $.02 per share, or 11.8% over 1997. It is the Registrant's objective to provide a fair return on investment to its shareholders through improved dividends as long as the Registrant can financially justify this policy. The fact that dividends have increased each year since 1979 reflects that objective.

ASSET UTILIZATION MEASUREMENTS

Management uses these measurements to evaluate its efficiency in employing assets to generate revenues and returns.

                                                      1999             1998             1997
                                                      ----             ----             ----
     Average assets employed                       $ 162,884        $ 138,456        $ 119,606

     Asset turnover (revenues to average assets)         1.9              2.3              2.5

     Return on average assets                           2.3%             7.7%             9.4%


RESULTS OF OPERATIONS

Revenues of $308,144,000 decreased $5,743,000 or 1.8% from 1999. As previously mentioned, the Registrant believes that in the aggregate, approximately $3,200,000 or 56% of this decline is attributable to "excess" or "additional" amounts written off as sales allowances in the current year in contrast with prior years, due to invoicing and collection issues resulting from the system conversion. On an operating segment basis, the continued strength of Residential and Commercial service revenues, which improved by $6,877,000 or 5.6%, was more than offset by an $11,114,000 or 6.0% decline in Utility service revenues. The entire amount of excess amounts written off negatively impacted Residential and Commercial services' revenues. As has been the case over the last several years, Residential and Commercial services has benefited from a continued emphasis on sales coupled with a good economy. The reduction in Utility service revenues resulted primarily from three factors. First, at the beginning of 1999, the Registrant completed negotiations with a major western customer to extend the term of its contract with somewhat lower pricing. Second, also in early 1999, it experienced a reduction in crews on a contract with an eastern U.S. customer. Finally, it lost in the ordinary course of competitive bidding, a relatively small contract in the Midwest.

Operating costs of $210,628,000 were $293,000 lower than in 1998, but increased 1.1% as a percentage of revenues to 68.3%. The percentage increase resulted from a higher level of field costs associated with the Registrant's conversion to its new enterprise-wide information system, resulting in reduced productivity.

Selling costs of $45,403,000 were $5,802,000 higher than last year, and at 14.7% were 2.1% higher as a percentage of revenues. The increase is attributable to increased expenditures for salaries, commissions, and branch office expenses associated with higher Residential and Commercial service revenues as well as for branch office costs incurred related to converting to the Registrant's new information system.

General and administrative costs of $21,742,000 declined $1,022,000 from 1998, primarily the result of an increase in net periodic pension income realized on the Registrant's defined benefit pension plans, along with lower travel and education costs in comparison to 1998, a function of the system project. These factors were somewhat offset by costs incurred for consultants required to provide post implementation system modifications to the Registrant's new enterprise-wide information system, as well as costs incurred for the increase in additional temporary and full-time personnel retained upon "going live" with the new system to perform data entry.

The Registrant acquired and commenced implementation of this new system in January 1998, completing the blueprint, configuration, data conversion, and testing phases through April 3, 1999. On April 4, 1999, the Registrant commenced live operation of the new system and discontinued use of the legacy system. The ultimate cost of this new system was approximately $18,000,000. Of this total, $3,000,000 had been expensed in 1998 and as of December 31, 1999, $11,000,000 had been capitalized. The remaining $4,000,000 was expensed during 1999. The amounts expensed in 1999 were higher than the amount originally anticipated, and resulted from required modifications identified after commencement of going live with the new system.

The Registrant completed its assessment of the year 2000 readiness of its non-IT systems, those systems with embedded technology. The Registrant has also completed its assessment of the year 2000 readiness of external entities with which it interfaces. Material relationships include, but are not limited to, those with existing utility customers in which electronic billing is required as well as vendors such as the Registrant's principal bank which provides such services as lockbox processing, treasury management services, and benefit plan admnistration.

We have not experienced any adverse impact on our operations because of Year 2000 factors, including any inability or difficulty of our suppliers or customers to operate in the Year 2000. We do not anticipate any adverse impact on our 2000 financial results due to Year 2000 issues.

Depreciation and amortization of $20,412,000 increased $478,000 or .3% as a percentage of revenues. The increase is attributable to a relatively higher level of capital expenditures for equipment, particularly in the preceding two years, primarily to support Utility and Residential and Commercial services. It is also due to commencement of depreciation on the Registrant's new enterprise-wide information system.

Interest expense of $4,947,000 was $1,556,000 higher than last year, and as a percentage of revenues it increased .5%. The increase has resulted from a higher level of borrowings necessitated mainly by the delays in billing the Registrant's Residential and Commercial customers and the attendant increase in accounts receivable.

Other income of $1,138,000 for 1999 increased $573,000 over 1998 due primarily to the sale in June 1999 of the Registrant's Troy, Michigan property.

The Registrant's earnings before income taxes of $6,150,000 decreased $11,691,000 from 1998 and as a percentage of revenues they declined 3.7% to 2.0%. The tax provisions for 1999, 1998 and 1997 resulted in effective tax rates of 39.6%, 40.6%, and 41.4% respectively (see Note 10 of the Financial Statements on page F-21 on this Annual Report on Form 10-K).

The Registrant's net earnings of $3,715,000 decreased $6,882,000 or 64.9% compared to 1998, and as a percentage of revenues they declined 2.2%.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Registrant's interest expense is most sensitive to changes in the general level of U.S. interest rates; in this regard, changes in these rates affect the interest paid on its debt. To partially mitigate the impact of fluctuations in interest rates, the Registrant has entered into interest rate exchange agreements (swaps) on its term note agreement.

The following table provides information about the Registrant's financial instruments and swaps that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For the interest rate swap related to the Registrant's term note, the table presents notional amounts and actual pay, receive rates by contractual maturity dates. For presentation purposes, it has been assumed that the December 31,1999 balance under the Registrant's revolving credit agreement will remain outstanding for the years shown.


                                                         INTEREST RATE SENSITIVITY
                                                PRINCIPAL (NOTIONAL) AMOUNT BY EFFECTED MATURITY
                                                          AVERAGE INTEREST (SWAP) RATE


                                                                                                                             FAIR
                                                                                                                             VALUE
                                  2000         2001         2002         2003        2004       THEREAFTER     TOTAL       12-31-99
                                  ----         ----         ----         ----        ----       ----------     -----       --------
Long-term debt, including
  current portion:

Fixed rate                     $      638   $      502   $       40   $       44   $       38   $      114   $    1,376   $    1,371
Average interest rate                7.0%         4.5%        10.8%        10.8%         9.1%        10.0%

Variable rate:
  a) Term note                 $    1,500   $    2,000   $    2,000   $    2,000   $    2,000   $      500   $   10,000   $   10,000
     Average interest rate          LIBOR        LIBOR        LIBOR        LIBOR        LIBOR        LIBOR
                                     plus         plus         plus         plus         plus         plus
                                (1.00% to    (1.00% to    (1.00% to    (1.00% to    (1.00% to    (1.00% to
                                   1.50%)       1.50%)       1.50%)       1.50%)       1.50%)       1.50%)

  b) Subordinated notes        $      508   $      389   $      389   $      388            -            -   $    1,674   $    1,674
     Average interest rate         5-year       5-year       5-year       5-year
                                     U.S.         U.S.         U.S.         U.S.
                                 Treasury     Treasury     Treasury     Treasury

  c) Revolving credit
       agreement, assuming
       renewal upon maturity
     i. Prime borrowings                -            -            -            -            -   $   11,600   $   11,600   $   11,600
        Average interest rate       prime        prime        prime        prime        prime        prime
     ii.Libor borrowings                -            -            -            -            -   $   45,000   $   45,000   $   45,000
        Average interest rate       LIBOR        LIBOR        LIBOR        LIBOR        LIBOR        LIBOR
                                     plus         plus         plus         plus         plus         plus
                                   (1.25%       (1.25%       (1.25%       (1.25%       (1.25%       (1.25%
                                 to 1.4%)     to 1.4%)     to 1.4%)     to 1.4%)     to 1.4%)     to 1.4%)

Interest rate derivative
  financial instruments
  related to term note:

  Interest rate swap:
    Pay fixed                  $    1,500   $    2,000   $    2,000   $    2,000   $    2,000   $      500   $   10,000   $      177
    Average pay rate           6.09% plus   6.09% plus   6.09% plus   6.09% plus   6.09% plus   6.09% plus
                                (1.00% to    (1.00% to    (1.00% to    (1.00% to    (1.00% to    (1.00% to
                                   1.50%)       1.50%)       1.50%)       1.50%)       1.50%)       1.50%)
    Average receive rate            LIBOR        LIBOR        LIBOR        LIBOR        LIBOR        LIBOR


The Registrant's Canadian operations subject the Company to currency rate exposure related to its foreign denominated debt, intercompany debt and cash and cash equivalents. The Registrant periodically borrows against its Canadian lines of credit, on which there were no amounts outstanding at December 31,1999. All other foreign denominated financial instruments are not material.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The independent auditors' report, the audited consolidated financial statements, and the notes to the audited consolidated financial statements required by this Item 8 appear on pages F-2 through F-23 of this Annual Report on Form 10-K.

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

THE DAVEY TREE EXPERT COMPANY

By:  /s/ R. Douglas Cowan
     ------------------------
     R.D. Cowan, Chairman and
     Chief Executive Officer

March 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2000.


/s/ R. Douglas Cowan                   /s/ Douglas K. Hall
------------------------------------   ------------------------------------
R. DOUGLAS COWAN, Director;            DOUGLAS K. HALL, Director
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ R. Cary Blair                      /s/ James H. Miller
------------------------------------   ------------------------------------
R. CARY BLAIR, Director                JAMES H. MILLER, Director


/s/ Richard E. Dunn                   /s/ Thomas G. Murdough, Jr.
------------------------------------   ------------------------------------
RICHARD E. DUNN, Director              THOMAS G. MURDOUGH, JR., Director


/s/ Russell R. Gifford                /s/ Karl J. Warnke
------------------------------------   ------------------------------------
RUSSELL R. GIFFORD, Director           KARL J. WARNKE, President and
                                       Chief Operating Officer


/s/ William D. Ginn                    /s/ David E. Adante
------------------------------------   ------------------------------------
WILLIAM D. GINN, Director              DAVID E. ADANTE, Executive Vice
                                       President, Chief Financial Officer and
                                       Secretary-Treasurer
                                       (Principal Financial Officer)


/s/ Richard S. Gray                    /s/ Bradley L. Comport
------------------------------------   ------------------------------------
RICHARD S. GRAY, Director              BRADLEY L. COMPORT, Corporate Controller
                                       (Principal Financial Officer)

                                INDEX OF EXHIBITS
                                [ITEM 14(A) (3)]

                                              LOCATION
EXHIBIT NO.   DESCRIPTION                     SEQUENTIAL PAGE
-----------   -----------                     ---------------------

(2)           Plan of acquisition,            Not Applicable.
              reorganization, arrangement,
              liquidation or succession

(3)(i)        1991 Amended Articles of        Incorporated by
              Incorporation                   reference to Exhibit
                                              3 (i) to the
                                              Registrant's Annual
                                              Report on Form 10-K
                                              for the year ended
                                              December 31, 1996.

(3)(ii)       1987 Amended and Restated       Incorporated by
              Regulations of The Davey Tree   reference to Exhibit
              Expert Company                  3(ii) to the
                                              Registrant's Annual
                                              Report on Form 10-K
                                              for the year ended
                                              December 31, 1996.

(4)           Instruments defining the        The Company is a
              rights of security holders,     party to certain
              including indentures            instruments, copies
                                              of which will be
                                              furnished to the
                                              Securities and
                                              Exchange Commission
                                              upon request,
                                              defining the rights
                                              of holders of long-
                                              term debt identified
                                              in Note 6 of Notes
                                              to Consolidated
                                              Financial Statements
                                              on page F-16 of this
                                              Annual Report on
                                              Form 10-K.

(9)           Voting Trust Agreement          Not Applicable.

(10)(a)       1987 Incentive Stock Option     Incorporated by
              Plan                            reference to Exhibit
                                              (10)(a) to the
                                              Registrant's Annual
                                              Report on Form 10-K
                                              for the year ended
                                              December 31, 1997.

(10)(b)       1994 Omnibus Stock Plan         Incorporated by
                                              reference to Exhibit
                                              (10)(c) to the
                                              Registrant's Annual
                                              Report on Form 10-Q
                                              for the quarter
                                              ended July 3, 1999.

(11)          Statement regarding             Not Applicable.
              computation of per share
              earnings

(12)          Statement regarding             Not Applicable.
              computation of ratios

(13)          Annual Report to security       Not Applicable.
              holders, Form 10-Q or
              quarterly report to security
              holders

(16)          Letter regarding change in      Not Applicable.
              certifying accountant


(18)          Letter regarding change in      Not Applicable.
              accounting principles



                                              LOCATION
EXHIBIT NO.   DESCRIPTION                     SEQUENTIAL PAGE
-----------   -----------                     ---------------------
(21)          Subsidiaries of the Registrant  18

(22)          Published report regarding      Incorporated by
              matters submitted to vote of    reference to Part
              security holders                II, Item 4 to the
                                              Registrant's Form 10-
                                              Q for the quarter
                                              ended June 28, 1997.

(23)          Consent of independent          19
              auditors to incorporation of
              their report in Registrant's
              Statements on Form S-8 (File
              Nos. 2-73052, 2-77353, 33-
              5755, 33-21072, and 33-59347)
              and Form S-2 (File No. 33-
              30970)

(24)          Power of Attorney               Not Applicable.

(27)          Financial Data Schedule         20



The documents listed as Exhibits 10(a) and 10(b) constitute management contracts or compensatory plans or arrangements.