Form 10-Q
period 2000-04-01
DAVEY TREE EXPERT CO
filed 2000-05-16
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 1, 2000	Commission File No. 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-0176110
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 North Mantua Street
P.O. Box 5193
Kent, Ohio	44240-5193
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (330) 673-9511

Number of Common Shares Outstanding as of May 16, 2000:   8,034,453

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

YES [X]                 NO [   ]

TABLE OF CONTENTS

		Page No.
	PART I- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Consolidated Balance Sheets - Periods ended April 1, 2000, April 3, 1999 and December 31, 1999	3
	Consolidated Statements of Net Earnings - Three months ended April 1, 2000 and April 3, 1999	4
	Consolidated Statements of Cash Flows - Three months ended April 1, 2000 and April 3, 1999	5
	Notes to Consolidated Financial Statements	6
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	PART II- OTHER INFORMATION
Item 4:	Submission of Matters to a Vote of Security Holders	13
Item 5:	Other Information	13
Item 6:	Exhibits and Reports on Form 8-K	13

	EXHIBITS
Exhibit 27	Financial Data Schedule

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(UNAUDITED)
	April 1, 2000	April 3, 1999	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$ 345	$ 166	$ 63
Accounts Receivable	58,866	52,420	71,452
Refundable Income Taxes	5,136	2,774	2,375
Operating Supplies	3,103	3,139	2,848
Prepaid Expenses and Other Assets	2,421	2,226	2,494
Deferred Income Taxes	2,014	1,829	2,014
Total Current Assets	71,885	62,554	81,246

PROPERTY AND EQUIPMENT:
Land and Land Improvements	6,496	6,331	6,495
Buildings and Leasehold Improvements	18,653	18,382	18,480
Equipment	209,798	196,129	201,997
	234,947	220,842	226,972
Less Accumulated Depreciation	147,170	135,751	142,964
Net Property and Equipment	87,777	85,091	84,008

OTHER ASSETS AND INTANGIBLES	11,755	8,669	11,428

TOTAL ASSETS	$ 171,417 ========	$ 156,314 ========	$ 176,682 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	14,692	14,138	14,287
Accrued Liabilities	7,738	11,985	9,815
Insurance Liabilities	5,571	8,692	4,755
Notes Payable, Bank	1,067	241	500
Current Maturities of Long-Term Debt	2,446	11,159	3,746
Current Obligations Under Capital Leases	296		296
Total Current Liabilities	31,810	46,215	33,399

LONG-TERM DEBT	67,216	42,605	65,904

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	4,361		4,361
DEFERRED INCOME TAXES	4,731	3,794	4,731
INSURANCE LIABILITIES	10,414	7,172	11,155
OTHER LIABILITIES	714	1,098	712
TOTAL LIABILITIES	119,246	100,884	120,262

SHAREHOLDERS' EQUITY
Preferred Shares - No Par Value; Authorized 4,000,000 Shares; None Issued Common Shares - $1.00 Par Value; Authorized 12,000,000 Shares; Issued 10,728,440 Shares at April 1, 2000, 8,728,440 at April 3, 1999 and 10,728,440 at December 31, 1999	10,728	8,728	10,728
Additional Paid In Capital	3,166	5,922	3,136
Retained Earnings	72,176	92,693	76,455
Accumulated Other Comprehensive Income (Loss)	(559)	(694)	(543)
	85,511	106,649	89,776
LESS:
Treasury Shares at cost:
2,531,100 Shares at April 1, 2000; 4,730,129 Shares Shares at April 3, 1999; and 2,601,058 Shares at December 31, 1999	(33,340)	(51,219)	(33,356)

TOTAL SHAREHOLDERS' EQUITY	52,171	55,430	56,420

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 171,417 ========	$ 156,314 ========	$ 176,682 ========

 See Notes to Consolidated Financial Statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF NET EARNINGS
Three Months Ended April 1, 2000 and April 3, 1999
(Dollars in Thousands, Except Earnings Per Share Amounts)

(UNAUDITED)

	April 1, 2000		April 3, 1999

REVENUES	$ 67,391	100.0%	$ 68,266	100.0%

COSTS AND EXPENSES:
Operating	51,983	77.1	50,557	74.1
Selling	10,595	15.7	9,861	14.4
General and Administrative	6,272	9.3	4,764	7.0
Depreciation and Amortization	4,990	7.4	4,849	7.1

TOTAL COSTS AND EXPENSES	73,840	109.5	70,031	102.6

EARNINGS FROM OPERATIONS	(6,449)	(9.5)	(1,765)	(2.6)

INTEREST EXPENSE	(981)	(1.5)	(795)	(1.2)

OTHER INCOME - NET	345	0.5	114	0.2

(LOSS) EARNINGS BEFORE INCOME TAXES	(7,085)	(10.5)	(2,446)	(3.6)

INCOME TAXES (BENEFIT)	(2,806)	(4.2)	(993)	(1.5)

NET (LOSS) EARNINGS	$ (4,279) =======	(6.3)% ======	$ (1,453) =======	(2.1)% ======

(LOSS) EARNINGS PER COMMON SHARE	$ (0.53) =======		$ (0.18) ======

(LOSS) EARNINGS PER COMMON SHARE - ASSUMING DILUTION	$ (0.53) =======		$ (0.18) =======

BASIC EARNINGS SHARES	8,128,795 =======		7,992,434 =======

DILUTED EARNINGS SHARES	8,128,795 =======		7,992,434 =======

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Three Months Ended April 1, 2000 and April 3, 1999
(Dollars in Thousands)

(UNAUDITED)

	April 1, 2000	April 3, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Earnings	$ (4,279)	$ (1,453)

Adjustments to Reconcile Net Earnings to
Net Cash (Used In) Provided by Operating Activities:
Depreciation	4,887	4,764
Amortization	103	85
Deferred Income Taxes		219
Other	(117)	(169)
	594	3,446
Change in Operating Assets and Liabilities:
Accounts Receivable	12,586	(930)
Other Assets	(556)	(310)
Refundable Income Taxes	(2,761)	(1,526)
Accounts Payable and Accrued Liabilities	(1,225)	(481)
Insurance Liabilities	75	(902)
Other Liabilities	2	(14)
Net Cash (Used In) Provided By Operating Activities	8,715	(717)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sales of Property and Equipment	70	73
Acquisitions	(56)

Capital Expenditures:
Land and Buildings	(192)	(128)
Equipment	(8,433)	(10,148)
Net Cash Used In Investing Activities	(8,611)	(10,203)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings Under Notes Payable, Bank	567	241
Principal Payments of Long-Term Debt	(288)	(284)
Proceeds from Issuance of Long-Term Debt	300	10,300
Sales of Treasury Shares	47	220
Dividends Paid	(447)	(400)
Repurchase of Common Shares	(1)	(255)
Net Cash Provided By Financing Activities	178	9,822

NET CHANGE IN CASH AND CASH EQUIVALENTS	282	(1,098)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	63	1,264
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 345 =======	$ 166 ======

                  See Notes to Consolidated Financial Statements.

THE DAVEY TREE EXPERT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended April 1, 2000
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements as of April 1, 2000 and April 3, 1999 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation ha assifications have been made to the prior-year financial statements to conform to the current year presentation.

     Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period.

NOTE 2.     RESULTS OF OPERATIONS

     Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended April 1, 2000, and April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3.     STOCK SPLIT

     On May 19, 1999, the Registrant's board of directors declared a 2 for 1 stock split in the form of a 100% stock dividend on outstanding shares only, to shareholders of record as of June 1, 1999. To effect the stock split, they authorized the retirement of 1,981,894 common shares held in treasury. Per common share amounts have been restated for all periods presented to give retroactive effect to the stock split. Common shares issued have been increased to reflect the 2 fo

NOTE 4.     DIVIDENDS

     On March 10, 2000, the Registrant paid a $.055 per share dividend to all shareholders of record at March 1, 2000. This compares to a $.05 per share dividend paid in the first quarter of 1999.

NOTE 5.     ACCRUED LIABILITIES

     Accrued liabilities consisted of:
	April 1, 2000	April 3, 1999	Dec. 31, 1999
	(Dollars In Thousands)
Compensation	$ 2,559	$ 5,192	$ 5,035
Vacation	2,392	2,443	2,184
Medical Claims	1,371	1,252	1,280
Taxes, other than taxes on income	1,232	2,461	618
Other	184	637	698
	$ 7,738 ========	$ 11,985 ========	$ 9,815 ========

NOTE 6.     LONG-TERM DEBT

     Long-term debt consisted of:

	April 1, 2000	April 3, 1999	Dec. 31, 1999
	(Dollars In Thousands)
Revolving Credit Agreement:
Prime rate borrowings	$ 5,900	$ 12,200	$ 11,600
London Interbank Offered Rate
(LIBOR) borrowings	51,000	29,000	45,000
Term note agreement	10,000	10,000	10,000
	66,900	51,200	66,600

Subordinated notes - stock redemption	1,554	2,062	1,674
Term loans and others	1,208	502	1,376
	69,662	53,764	69,650

Less current maturities	2,446	11,159	3,746
	$ 67,216 =========	$ 42,605 ========	$ 65,904 ========

     On April 26, 2000, the Registrant entered into a new Revolving Credit Agreement (revolver) with its banks, which permits borrowings, as defined, up to $90,000,000 through April 26, 2003. It provides the Company an option of borrowing funds at either the prime interest rate or rates based on LIBOR plus a margin adjustment ranging from 1.25% to 2.00%. It also includes a commitment fee of between .25% and .50% on the average daily unborrowed commitm

     Under the most restrictive covenants of the Revolver, the Company is obligated to maintain a minimum shareholders' equity, as defined, of $45,000,000 plus 30% of annual consolidated earnings for 1998 and 1999 through June 29, 2000; $52,000,000 on June 30, 2000 through December 30, 2000, increased on each December 31 by 30% of annual consolidated earnings; a maximum ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) for the most re

     The Company was not in compliance with the EBIT to interest ratio covenant at the end of the first quarter. The banks have waived this covenant for the first quarter and are in discussions with the Company to adjust the covenant requirements for the balance of 2000. Management anticipates that the covenant will be amended prior to June 30, 2000 to an amount that the Company will meet upon the next quarterly measurement date.

NOTE 7.     OTHER COMPREHENSIVE EARNINGS (LOSS)

     Total comprehensive earnings for the three-month period ended April 1, 2000 and April 3, 1999, respectively, was as follows:
Three Months Ended
	April 1, 2000	April 3, 1999
Net loss	$ (4,279)	$ (1,453)

Foreign currency translation adjustments,
net of related tax effects	(16)	51

Total comprehensive loss	$ (4,295) ========	$ (1,402) ========

NOTE 8.     OPERATING SEGMENTS

     The Company has two primary operating segments which provide a variety of horticultural services to their respective customer groups. Residential and Commercial services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practices of tree surgery, tree feeding, tree spraying and landscaping, as well as the application of fertilizers, herbicides, and insecticides. Ut

     The Company's primary focus in evaluating segment performance is on operating earnings. Corporate expenses are substantially allocated among the operating segments. Identifiable assets are those directly used or generated by each segment, and include accounts receivable, inventory, and property and equipment. Unallocated assets consist principally of corporate facilities, enterprise-wide information systems, cash and cash equivalents, deferred taxes, prepaid expenses, and ot

     Details to Operating Segments are as follows:
	Three Months Ended April 1, 2000 and April 3, 1999

	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2000

Net sales	$ 40,115	$ 24,310	$ 2,966	$ 67,391
Earnings (loss) from operations	(2,262)	(3,019)	207	(5,074)
Depreciation	2,549	1,670	86	4,305
Segment assets	66,926	46,677	2,945	116,548
Expenditure for segment assets	4,065	2,608	76	6,749

1999

Net sales	$ 43,789	$ 22,654	$ 1,823	$ 68,266
Earnings (loss) from operations	1,717	(2,918)	40	(1,161)
Depreciation	2,830	1,512	62	4,404
Segment assets	69,737	40,349	2,066	112,152
Expenditure for segment assets	4,397	3,091	52	7,540

Profit or Loss	2000	1999

Operating profit reportable segments	$ (5,281)	$ (1,201)
Other profit/loss	207	40
Unallocated amounts:
Other corporate expense	(1,375)	(604)
Interest expense	(981)	(795)
Other income - net	345	114
Earnings before income taxes	$ (7,085) =======	$ (2,446) =======

Depreciation	2000	1999

Total depreciation for reportable segments	$ 4,219	$ 4,342
Depreciation for other	86	62
Unallocated depreciation	582	360
Consolidated total	$ 4,887 =======	$ 4,764 =======

Assets	2000	1999

Total assets for reportable segments	$ 113,603	$ 110,086
Assets for other	2,945	2,066
Unallocated assets	54,869	44,162
Consolidated total	$ 171,417 ========	$ 156,314 ========

Expenditures for Assets	2000	1999

Segment expenditures for assets	$ 6,673	$ 7,488
Expenditures for other	76	52
Unallocated expenditures	1,876	2,736
Consolidated total	$ 8,625 ========	$ 10,276 ========

NOTE 9.      RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As permitted by SFAS No. 137, the Company expects to adopt this statement in 2001. The statement requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Derivatives determined to be hedges will be adjusted to fair val

THE DAVEY TREE EXPERT COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Three Months Ended April 1, 2000

Liquidity and Capital Resources

     Even though we experienced a $4,279,000 net loss in our first quarter, operating activities provided $8,715,000 in cash, $9,432,000 more than the amount used in the first quarter of 1999. This was due to a significant reduction in accounts receivable.

     Our seasonal first quarter loss was significantly higher than last year, and was almost totally attributable to operating losses experienced by Utility services. These losses were due to several key factors. First, we incurred a higher level of start up costs on new accounts and where we added crews to existing contracts. Second, we experienced a loss in productivity on unit price contracts, particularly those in California, which resulted from the unusually large amo in January and February. Third, repair expense was much higher due to a significant level of equipment inspections necessitated by problems experienced with a certain manufacturers boom. Finally, we incurred a substantial increase in our fuel costs; we will be able to seek reimbursement for some of the increased fuel costs on certain contracts.

     We were able to effect a $12,586,000 reduction in accounts receivable during the first three months of 2000, $13,516,000 more than the increase we realized last year. Further, we were able to reduce days outstanding 15.4 days since December 1999 to 74.4 days. These reductions are a result of the substantial collection efforts put forth since the latter part of 1999 necessitated by the inordinate buildup in Residential and Commercial accounts receivable related to last

     Refundable income taxes increased $2,761,000, a result of our higher seasonal losses.

     Accounts payable and accrued liabilities decreased by $1,225,000. The decrease is attributable to a lower level of accrued compensation, principally a function of lower incentives based on our higher level of seasonal losses.

     Our insurance liabilities increased only $75,000, a change of $977,000 when compared to the $902,000 reduction we realized last year. In prior years, including last years first quarter, our excess insurer had accelerated claims payments to "catch up" in its processing. This year those claims payments have leveled off and in fact are slightly lower than the amounts we have accrued.

     Investing activities used $8,611,000, $1,592,000 less than in 1999 and consistent with our overall budget for capital expenditures of approximately $23,500,000.

     Because we were able to significantly reduce accounts receivable, our borrowings, net of payments, were only $579,000 during the first three months of 2000, compared to $10,257,000 last year. Accordingly, financing activities provided $178,000 this year, a decline of $9,644,000 from 1999.

      At April 1, 2000, our primary source of liquidity consisted of $345,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000 of which $1,100,000 was drawn and $700,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $85,000,000, of which $56,900,000 was drawn and $11,400,000 was considered

RESULTS OF OPERATIONS

     Revenues for the first three months of 1999 declined $875,000 to $67,391,000. Utility services revenues decreased, particularly in our western utility services, where the inclement weather significantly hampered productivity. Also, in prior years their revenues had been enhanced by additional work obtained as a result of more stringent utility line clearance standards promulgated by the state of California; the additional work required to bring our western utility custom

     Our operating expenses increased $1,426,000 to $51,983,000, and as a percentage of revenues they increased a full 3.0% to 77.1%. This increase is attributable to the factors we previously addressed in our discussion, namely higher relative labor costs resulting from productivity declines, increased start up costs on utility contracts, higher fuel costs, and increased equipment costs due to the mandatory equipment inspections.

     Selling expenses increased $734,000 to $10,595,000 and as a percentage of revenues they rose to a level of 15.7%, 1.3% higher than in 1999. The increase is attributable to an increase in field management wages and branch office expense, primarily in Residential and Commercial services.

     General and administrative costs of $6,272,000 increased $1,508,000, and as a percentage of revenues they increased to 9.3% compared to 7.0% last year. Most of the increase is due to a higher level of professional and temporary services now being expensed related to the implementation of our enterprise-wide information system, whereas in 1999 most of these costs had been capitalized. The increase is also due to a somewhat higher level of salaries generally. We anticip

     Depreciation and amortization of $4,990,000 increased only $141,000, but as a percentage of revenues they increased .3% to 7.4%, a function of the decline in revenues.

     Our interest expense of $981,000 increased $186,000 from last year, resulting from our higher level of borrowings.

     Our loss before income tax credits increased $4,639,000 to $7,085,000, and as a percentage of revenues it increased 6.9% to 10.5%. Effective income tax rates of 39.6% and 40.6% were used to compute income tax benefits in 2000 and 1999, respectively.

THE DAVEY TREE EXPERT COMPANY

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
Bradley L. Comport
Corporate Controller

May 16, 2000