Form 10-Q
period 2000-07-01
DAVEY TREE EXPERT CO
filed 2000-08-16
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 1, 2000	Commission File No. 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-0176110
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 North Mantua Street
P.O. Box 5193
Kent, Ohio	44240-5193
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (330) 673-9511

Number of Common Shares Outstanding as of August 15, 2000: 7,838,857

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

YES [X]                 NO [   ]

TABLE OF CONTENTS

		Page No.
	PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Consolidated Balance Sheets - July 1, 2000, July 3, 1999 and December 31, 1999	3

	Consolidated Statements of Net Earnings - Three months ended July 1, 2000 and July 3, 1999	4

	Consolidated Statements of Net Earnings - Six months ended July 1, 2000 and July 3, 1999	5

	Consolidated Statements of Cash Flows - Six months ended July 1, 2000 and July 3, 1999	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	PART II- OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders	15

Item 5:	Other Information	15

Item 6:	Exhibits and Reports on Form 8-K	15

	EXHIBITS

Exhibit 27	Financial Data Schedule

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(UNAUDITED)
	July 1, 2000	July 3, 1999	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$ 462	$ 261	$ 63
Accounts Receivable	61,846	77,725	71,452
Refundable Income Taxes	2,711	620	2,375
Operating Supplies	3,149	4,142	2,848
Prepaid Expenses and Other Assets	2,341	2,158	2,494
Deferred Income Taxes	2,014	1,829	2,014
Total Current Assets	72,523	86,735	81,246

PROPERTY AND EQUIPMENT:
Land and Land Improvements	6,511	6,300	6,495
Buildings and Leasehold Improvements	18,710	18,347	18,480
Equipment	211,525	200,080	201,997
	236,746	224,727	226,972
Less Accumulated Depreciation	150,883	139,510	142,964
Net Property and Equipment	85,863	85,217	84,008

OTHER ASSETS AND INTANGIBLES	12,446	9,036	11,428

TOTAL ASSETS	$ 170,832 ========	$ 180,988 ========	$ 176,682 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	14,290	15,042	14,287
Accrued Liabilities	9,133	14,544	9,815
Insurance Liabilities	6,325	4,831	4,755
Notes Payable, Bank	307		500
Current Maturities of Long-Term Debt	11,674	29,972	3,746
Current Obligations Under Capital Leases	458		296
Total Current Liabilities	42,187	64,389	33,399

LONG-TERM DEBT	60,449	42,134	65,904

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	4,090		4,361
DEFERRED INCOME TAXES	4,731	4,009	4,731
INSURANCE LIABILITIES	10,429	11,716	11,155
OTHER LIABILITIES	700	1,089	712
TOTAL LIABILITIES	122,586	123,337	120,262

SHAREHOLDERS' EQUITY
Preferred Shares - No Par Value; Authorized 4,000,000 Shares; None Issued Common Shares - $1.00 Par Value; Authorized 12,000,000 Shares; Issued 10,728,440 Shares at July 1, 2000, 10,728,440 at July 3, 1999 and 10,728,440 at December 31, 1999	10,728	10,728	10,728
Additional Paid In Capital	3,394	2,387	3,136
Retained Earnings	73,648	75,772	76,455
Accumulated Other Comprehensive Income (Loss)	(649)	(555)	(543)
	87,121	88,332	89,776
LESS:
Treasury Shares at cost:
2,889,583 Shares at July 1, 2000; 2,727,033 Shares Shares at July 3, 1999; and 2,601,058 Shares at December 31, 1999	(38,875)	(30,681)	(33,356)

TOTAL SHAREHOLDERS' EQUITY	48,246	57,651	56,420

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 170,832 ========	$ 180,988 ========	$ 176,682 ========

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF NET EARNINGS
Three Months Ended July 1, 2000 and July 3, 1999
(Dollars in Thousands, Except Earnings Per Share Amounts)

(UNAUDITED)
	July 1, 2000		July 3, 1999

REVENUES	$ 88,070	100.0%	$ 82,752	100.0%

COSTS AND EXPENSES:

Operating	58,696	66.7	53,790	65.0
Selling	13,166	14.9	13,137	15.9
General and Administrative	6,069	6.9	5,123	6.2
Depreciation and Amortization	5,385	6.1	5,079	6.1

TOTAL COSTS AND EXPENSES	83,316	94.6	77,129	93.2

EARNINGS FROM OPERATIONS	4,754	5.4	5,623	6.8

INTEREST EXPENSE	(1,613)	(1.8)	(1,023)	(1.2)

OTHER INCOME - NET	20		846	1.0

EARNINGS BEFORE INCOME TAXES	3,161	3.6	5,446	6.6

INCOME TAXES	1,252	1.4	2,211	2.7

NET EARNINGS	$ 1,909 =======	2.2% =====	$ 3,235 =======	3.9% =====

EARNINGS PER COMMON SHARE	$ 0.24 =======		$ 0.41 =======

EARNINGS PER COMMON SHARE -
ASSUMING DILUTION	$ 0.22 =======		$ 0.35 =======

BASIC EARNINGS SHARES	7,986,784 ========		7,973,652 ========

DILUTED EARNINGS SHARES	8,626,779 ========		9,374,094 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF NET EARNINGS
Six Months Ended July 1, 2000 and July 3, 1999
(Dollars in Thousands, Except Earnings Per Share Amounts)

(UNAUDITED)
	July 1, 2000		July 3, 1999

REVENUES	$ 155,461	100.0%	$ 151,018	100.0%

COSTS AND EXPENSES:

Operating	110,679	71.2	104,347	69.1
Selling	23,761	15.3	22,998	15.2
General and Administrative	12,341	7.9	9,887	6.5
Depreciation and Amortization	10,375	6.7	9,928	6.6

TOTAL COSTS AND EXPENSES	157,156	101.1	147,160	97.4

(LOSS) EARNINGS FROM OPERATIONS	(1,695)	(1.1)	3,858	2.6

INTEREST EXPENSE	(2,594)	(1.6)	(1,818)	(1.2)

OTHER INCOME - NET	365	0.2	960	0.6

(LOSS) EARNINGS BEFORE INCOME TAXES	(3,924)	(2.5)	3,000	2.0

INCOME TAXES (BENEFIT)	(1,554)	(1.0)	1,218	0.8

NET (LOSS) EARNINGS	$ (2,370) =======	(1.5)% ======	$ 1,782 =======	1.2% =====

(LOSS) EARNINGS PER COMMON SHARE	$ (0.29) =======		$ 0.22 =======

(LOSS) EARNINGS PER COMMON SHARE -
ASSUMING DILUTION	$ (0.29) =======		$ 0.20 =======

BASIC EARNINGS SHARES	8,057,397 =======		7,975,869 =======

DILUTED EARNINGS SHARES	8,057,397 =======		8,915,855 =======

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Six Months Ended July 1, 2000 and July 3, 1999
(Dollars in Thousands)

(UNAUDITED)

	July 1, 2000	July 3, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Earnings	$ (2,370)	$ 1,782

Adjustments to Reconcile Net Earnings to
Net Cash (Used In) Provided by Operating Activities:
Depreciation	10,164	9,727
Amortization	211	201
Deferred Income Taxes		434
Other	(160)	(964)
	7,845	11,180
Change in Operating Assets and Liabilities:
Accounts Receivable	9,606	(26,235)
Other Assets	(1,012)	(1,638)
Refundable Income Taxes	(336)	628
Accounts Payable and Accrued Liabilities	(232)	2,982
Insurance Liabilities	844	(219)
Other Liabilities	(12)	(23)
Net Cash (Used In) Provided By Operating Activities	6,703	3,325)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sales of Property and Equipment	153	789
Acquisitions	(452)	(115)
Capital Expenditures:
Land and Buildings	(279)	(99)
Equipment	(11,753)	(15,022)
Net Cash Used In Investing Activities	(12,331)	(14,447)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings Under Notes Payable, Bank	(193)
Principal Payments of Long-Term Debt	(936)	(755)
Proceeds from Issuance of Long-Term Debt	3,300	29,113
Sales of Treasury Shares	741	1,297
Dividends Paid	(883)	(798)
Repurchase of Common Shares	(6,002)	(2,088)
Net Cash Provided By Financing Activities	(3,973)	6,769

NET CHANGE IN CASH AND CASH EQUIVALENTS	399	(1,003)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	63	1,264
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 462 =======	$ 261 =======

                See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended July 1, 2000
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements as of July 1, 2000 and July 3, 1999 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have

     Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period.

NOTE 2.     RESULTS OF OPERATIONS

     Due to the seasonal nature of some of the Companys services, the results of operations for the periods ended July 1, 2000, and July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3.     STOCK SPLIT

     On May 19, 1999, the Registrants board of directors declared a 2 for 1 stock split in the form of a 100% stock dividend on outstanding shares only, to shareholders of record as of June 1, 1999. To effect the stock split, they authorized the retirement of 1,981,894 common shares held in treasury. Per common share amounts have been restated for all periods presented to give retroactive effect to the stock split. Common shares issued have been increased to reflect the 2 fo

NOTE 4.     DIVIDENDS

     On June 10, 2000, the Registrant paid a $.055 per share dividend to all shareholders of record at June 1, 2000. This compares to a $.05 per share dividend paid in the second quarter of 1999. For the six months ended July 1, 2000, the Registrant paid cumulative dividends of $.11 per share to all shareholders of record. This compared to a $.10 cumulative per share dividend paid in the first half of 1999.

NOTE 5.     ACCRUED LIABILITIES

     Accrued liabilities consisted of:

	July 1, 2000	July 3, 1999	Dec. 31, 1999
	(Dollars In Thousands)
Compensation	$ 5,059	$ 6,580	$ 5,035
Vacation	2,765	3,126	2,184
Medical Claims	476	1,070	1,280
Taxes, other than taxes on income	599	2,713	618
Other	234	1,055	698
	$ 9,133 =======	$ 14,544 =======	$ 9,815 =======

NOTE 6.     LONG-TERM DEBT

     Long-term debt consisted of:

	July 1, 2000	July 3, 1999	Dec. 31, 1999
	(Dollars In Thousands)
Revolving Credit Agreement:
Prime rate borrowings	$ 900	$ 11,400	$ 11,600
London Interbank Offered Rate
(LIBOR) borrowings	69,000	48,613	45,000
Term note agreement		10,000	10,000
	69,900	70,013	66,600

Subordinated notes - stock redemption	1,188	1,758	1,674
Term loans and others	1,035	335	1,376
	72,123	72,106	69,650

Less current maturities	11,674	29,972	3,746
	$ 60,449 =======	$ 42,134 =======	$ 65,904 ========

     On April 26, 2000, the Registrant entered into a new Revolving Credit Agreement (revolver) with its banks, which permits borrowings, as defined, up to $90,000,000 through April 26, 2003. It provides the Company an option of borrowing funds at either the prime interest rate or rates based on LIBOR plus a margin adjustment ranging from 1.25% to 2.00%. It also includes a commitment fee of between .25% and .50% on the average daily unborrowed commitment. As part of the agreement, the term note was paid off with borrowings under the new facility. The Company also extended the term of its temporary line of credit in the amount of $15,000,000 with its principal bank to May 31, 2001.

     Under the most restrictive covenants of the Revolver, the Company is obligated to maintain a minimum shareholders' equity, as defined, of $45,000,000 plus 30% of annual consolidated earnings for 1998 and 1999 through June 29, 2000; $52,000,000 on June 30, 2000 through December 30, 2000, increased on each December 31 by 30% of annual consolidated earnings; a maximum ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) for the most recent four quarters of 3.25 to 1.00 though 12-30-2000, and 3.00 to 1.00 thereafter; and a ratio of EBIT (earnings before interest and taxes) to interest of no less than 2.00 to 1.00 through September 29, 2000; 2.25 to 1.00 through December 30, 2000; 2.75 to 1.00 through March 30, 2001; and 3.00 to 1.00 on March 31 and thereafter.

     The Company was not in compliance with the EBIT to interest ratio covenant at the end of the first and second quarters; it was also not in compliance with the minimum shareholders equity covenant at the end of the second quarter. The banks have waived these respective covenants for the first and second quarters and are in discussions with the Company to adjust the covenant requirements for the balance of 2000. Management anticipates that the covenants will be amended prior to August 21, 2000 to amounts that the Company will meet upon the next quarterly measurement date.

NOTE 7.     OTHER COMPREHENSIVE EARNINGS (LOSS)

     Total comprehensive earnings for the six-month periods ended July 1, 2000 and July 3, 1999, respectively, was as follows:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
Net earnings (loss)	$ 1,909	$ 3,235	$ (2,370)	$ 1,782

Foreign currency translation adjustments,
net of related tax effects	(90)	139	(106)	190

Total comprehensive earnings (loss)	$ 1,819 =======	$ 3,374 =======	$ (2,476) =======	$ 1,972 =======

NOTE 8.     OPERATING SEGMENTS

     The Company has two primary operating segments which provide a variety of horticultural services to their respective customer groups. Residential and Commercial services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practices of tree surgery, tree feeding, tree spraying and landscaping, as well as the application of fertilizers, herbicides, and insecticides. Ut

     The Companys primary focus in evaluating segment performance is on operating earnings. Corporate expenses are substantially allocated among the operating segments. Identifiable assets are those directly used or generated by each segment, and include accounts receivable, inventory, and property and equipment. Unallocated assets consist principally of corporate facilities, enterprise-wide information systems, cash and cash equivalents, deferred taxes, prepaid expenses, and ot

     Details to Operating Segments are as follows:
	Six Months Ended July 1, 2000 and July 3, 1999

	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2000
Net sales	$ 82,818	$ 66,688	$ 5,955	$ 155,461
Earnings (loss) from operations	(2,629)	2,743	280	394
Depreciation	5,192	3,460	172	8,824
Segment assets	65,073	52,000	2,736	119,809
Capital expenditures	7,141	2,766	72	9,979

1999
Net sales	$ 87,066	$ 60,561	$ 3,391	$ 151,018
Earnings (loss) from operations	4,104	2,102	(992)	5,214
Depreciation	5,461	3,029	133	8,623
Segment assets	64,483	61,383	2,821	128,687
Capital expenditures	5,402	5,009	166	10,577

Profit or Loss	2000	1999
Operating profit reportable segments	$ 114	$ 6,206
Other profit/loss	280	(992)
Unallocated amounts:
Other corporate expense	(2,089)	(1,356)
Interest expense	(2,594)	(1,818)
Other income - net	365	960
Earnings before income taxes	$ (3,924) =======	$ 3,000 =======

Depreciation	2000	1999
Total depreciation for reportable segments	$ 8,652	$ 8,490
Depreciation for other	172	133
Unallocated depreciation	1,340	1,104
Consolidated total	$ 10,164 =======	$ 9,727 =======

Assets	2000	1999
Total assets for reportable segments	$ 117,073	$ 125,866
Assets for other	2,736	2,821
Unallocated assets	51,023	52,301
Consolidated total	$ 170,832 =======	$ 180,988 =======

Capital Expenditures	2000	1999
Expenditures for reportable segments	$ 9,907	$ 10,411
Expenditures for other	72	166
Unallocated expenditures	2,053	4,544
Consolidated total	$ 12,032 =======	$ 15,121 =======

	Three Months Ended July 1, 2000 and July 3, 1999

	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2000
Net sales	$ 42,703	$ 42,378	$ 2,989	$ 88,070
Earnings (loss) from operations	(367)	5,762	73	5,468
Depreciation	2,643	1,790	86	4,519
Segment assets	(1,853)	5,323	(209)	3,261
Capital expenditures	3,076	158	(4)	3,230

1999
Net sales	$ 43,277	$ 37,907	$ 1,568	$ 82,752
Earnings (loss) from operations	2,387	5,020	(1,032)	6,375
Depreciation	2,631	1,517	71	4,219
Segment assets	(5,254)	21,034	755	16,535
Capital expenditures	1,005	1,918	114	3,037

Profit or Loss	2000	1999
Operating profit reportable segments	$ 5,395	$ 7,407
Other profit/loss	73	(1,032)
Unallocated amounts:
Other corporate expense	(714)	(752)
Interest expense	(1,613)	(1,023)
Other income - net	20	846
Earnings before income taxes	$ 3,161 =======	$ 5,446 =======

Depreciation	2000	1999
Total depreciation for reportable segments	$ 4,433	$ 4,148
Depreciation for other	86	71
Unallocated depreciation	758	744
Consolidated total	$ 5,277 =======	$ 4,963 =======

Capital Expenditures	2000	1999
Expenditures for reportable segments	$ 3,234	$ 2,923
Expenditures for other	(4)	114
Unallocated expenditures	177	1,808
Consolidated total	$ 3,407 =======	$ 4,845 ======

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
AND RESULTS OF OPERATIONS

Six Months Ended July 1, 2000

Liquidity and Capital Resources

     Our operating activities provided $16,703,000 during the first six months of 2000, an increase of $30,028,000 compared to the cash used in 1999. This occurred due to a significant reduction in our accounts receivable, and despite the net loss of $2,370,000 we experienced during the first six months.

     Our loss for the first six months of 2000 of $2,370,000 was $4,152,000 lower than the net earnings of $1,782,000 generated in 1999. This is a continued reflection of the losses being experienced by our Utility services, and are due to several major factors. First, we have experienced a decline in productivity on unit price contracts, particularly those in California. This loss in productivity has been driven by two issues. The first, inclement weather, adversely impac ave been adopted by those customers mainly because they believe they are now largely in compliance with the more stringent line clearance standards promulgated in California several years ago. We are working with our customers to improve our efficiency under these contracts. The second factor influencing our losses in Utility services is the lower pricing that had been negotiated on certain contracts in 1999, as well as reductions in crew counts on certain utility accounts. The third factor was a higher lev ts and where we added crews to existing accounts. Fourth, repair costs increased, mainly due to problems experienced with a certain manufacturers boom. Finally, we incurred a substantial increase in our fuel costs in all of our services; we will be able to seek reimbursement for some of the increased fuel costs on certain utility contracts.

     We have effected a $9,606,000 reduction in accounts receivable during the first six months of 2000, a $35,841,000 improvement when compared to the $26,235,000 increase experienced last year. Moreover, we have been able to reduce days outstanding 27.5 days since July 3, 1999, 29.9 days since December 31, 1999, and 14.5 days since April 1, 2000 to a level of 59.9 days. These reductions continue to result from the intensive collection efforts expended since the latter part of 1999, necessitated by the inordinate buildup in Residential and Commercial accounts receivable related to last year's implementation of our enterprise-wide information system. We are committed to maintaining the intensity of our collection efforts. We are not concerned about the overall collectibility of our accounts and perform ongoing credit evaluations of our customers' financial conditions for collection purposes. When we determine it is necessary, we provide for an allowance for doubtful accounts.

     Accounts payable and accrued liabilities decreased $232,000, a net change of $3,214,000 when compared to last year's increase of $2,982,000. The decrease is mainly attributable to a lower level of accrued compensation and related taxes, a function of reduced incentives based on the losses experienced this year. It is also due to a lower level of accrued payroll taxes in comparison to last year; last years level of accrued payroll taxes were higher due to increased operations incentives and the conversion to our new enterprise-wide system.

     Refundable income taxes increased $336,000, a result of our losses incurred in 2000.

     Our insurance liabilities increased $844,000, $1,063,000 more than the $219,000 reduction we realized last year. In prior years, including last years first quarter, our excess insurer had accelerated claims payments to "catch up" in its processing, whereas in the current year those claims payments have leveled off.

     Investing activities used $12,331,000, $2,116,000 less than in 1999, and consistent with our budget for capital expenditures of approximately $23,500,000.

     Our success in reducing accounts receivable allowed us to also significantly reduce our borrowings in the first six months of 2000. Those borrowings, net of payments, totaled only $2,364,000, $25,994,000 less than last years amount of $28,358,000. Also, common shares purchased during the first six months of $6,002,000 represented an increase of $3,914,000 over last year. As a result of these two factors, our financing activities actually used $3,973,000 this year, $30,742,000 more than the $26,769,000 provided in 1999.

     At July 1, 2000, our primary source of liquidity consisted of $462,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000 of which $300,000 was drawn and $700,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $105,000,000, of which $69,900,00 was drawn and $11,300,000 was considered drawn to cover outstanding letters of credit. At July 1, 2000 our credit facilities totaled $110,000,000. We believe our available credit will exceed credit requirements, and that our liquidity is adequate.

RESULTS OF OPERATIONS

     Revenues of $155,461,000 for the first six months of 2000 increased $4,443,000 or 2.9% compared to the same period in 1999. Our revenues for the second quarter of $88,070,000 increased $5,318,000 or 6.4%. Our Residential and Commercial services revenues increased 11.7% and 10.1% in the quarter and year to date respectively. These improvements are a continued reflection of generally good economic conditions, focused sales efforts, and revenues gained from small, selective acquisitions consummated over the last several years. The increased revenues we realized in Residential and Commercial services were partially offset by reductions of 1.3% and 4.9% in Utility services revenues in the quarter and year to date respectively. These reductions were primarily due to the decline in productivity and pricing issues we mentioned earlier in our discussion.

     Operating costs increased in both dollars and as a percentage of revenues for the quarter and year to date. In the quarter they totaled $58,696,000, an increase of $4,906,000 or 1.7% as a percentage of revenues. For the first six months they totaled $110,679,000, an increase of $6,332,000 or 2.1%. These higher costs are attributable to the factors cited earlier in our discussion, primarily higher relative labor costs associated with productivity declines, higher start up costs on utility contracts, higher repair costs, and increased fuel costs.

     Our selling expense in the quarter of $13,166,000 was only $29,000 higher than last year, and as a percentage of revenues it declined 1.0% to 14.9%. In the first six months these costs totaled $23,761,000, $763,000 more than in 1999, but only .1% higher as a percentage of revenues. The year to date increase is attributable to higher field management wages and branch office expenses, primarily in Residential and Commercial services.

     Our general and administrative costs in the quarter of $6,069,000 increased $946,000 or .7% as a percentage of revenues. For the first six months they totaled $12,341,000, an increase of $2,454,000 or 1.4% as a percentage of revenues. The increases are primarily due to a higher level of professional and temporary services now being expensed related to our new enterprise-wide information system; in 1999 professional services costs associated with implementation of the system had been capitalized. To a lesser extent, the increase in general and administrative costs is due to a somewhat higher level of salaries generally. We anticipate a reduction of professional services over the balance of 2000.

     Depreciation and amortization of $5,385,000 in the quarter increased $306,000 but remained even at 6.1% as a percentage of revenues. For the first six months, these costs totaled $10,375,000, an increase of $447,000 or only .1% as a percentage of revenues.

     Interest expense totaled $2,594,000 for the first six months, an increase of $776,000 or .4% as a percentage of revenues when compared to 1999. The increase is attributable primarily to our higher level of borrowings and to higher interest rates in the current year. Our interest expense in the quarter of $1,613,000 increased $590,000 or .6% as a percentage of revenues. While also due to higher borrowing levels and generally higher interest rates, the quarterly increase is also attributable to higher LIBOR spreads associated with our new credit agreement.

   We experienced a decline in other income of $595,000 to $365,000 for the first six months of 2000 when compared to last year. This is mainly due to a gain we realized in the second quarter of 1999 on the sale of our Troy, Michigan facility.

     Our loss before income tax credits in the first six months totaled $3,924,000 and represented 2.5% of revenues. Effective income tax rates of 39.6% and 40.6% were used to compute income tax benefits and income taxes in 2000 and 1999, respectively.

THE DAVEY TREE EXPERT COMPANY

PART II: OTHER INFORMATION
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2000, the Registrant held its annual meeting of shareholders. The shareholders voted to:

a. Elect the following persons to serve as directors for a term to expire on the date of the annual meeting in 2003:

Karl J. Warnke
Willard R. Holland
Richard S. Gray

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

August 15, 2000