Form 10-Q
period 2000-09-30
DAVEY TREE EXPERT CO
filed 2000-11-14
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000	Commission File No. 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of Registrant as specified in its charter)

Ohio	34-0176110
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 North Mantua Street
P.O. Box 5193
Kent, Ohio	44240-5193
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (330) 673-9511

Number of Common Shares Outstanding as of November 14, 2000: 7,792,642

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

YES [X]                 NO [   ]

TABLE OF CONTENTS

		Page No.

	PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Consolidated Balance Sheets - September 30, 2000, October 2, 1999 and December 31, 1999	3

	Consolidated Statements of Net Earnings - Three months ended September 30, 2000 and October 2, 1999	4

	Consolidated Statements of Net Earnings - Nine months ended September 30, 2000 and October 2, 1999	5

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and October 2, 1999	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	PART II- OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders	14

Item 5:	Other Information	14

Item 6:	Exhibits and Reports on Form 8-K	14

	EXHIBITS

Exhibit 27	Financial Data Schedule

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(UNAUDITED)
	September 30, 2000	October 2, 1999	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$ 123	$ 362	$ 63
Accounts Receivable	60,926	85,488	71,452
Refundable Income Taxes	1,821	(236)	2,375
Operating Supplies	2,708	3,326	2,848
Prepaid Expenses and Other Assets	2,638	2,638	2,494
Deferred Income Taxes	2,117	1,829	2,014
Total Current Assets	70,333	93,407	81,246

PROPERTY AND EQUIPMENT:
Land and Land Improvements	6,522	6,443	6,495
Buildings and Leasehold Improvements	18,773	18,363	18,480
Equipment	209,138	197,124	201,997
	234,433	221,930	226,972
Less Accumulated Depreciation	152,122	139,425	142,964
Net Property and Equipment	82,311	82,505	84,008

OTHER ASSETS AND INTANGIBLES	12,358	10,950	11,428

TOTAL ASSETS	$ 165,002 =========	$ 186,862 =========	$ 176,682 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	8,484	16,177	14,287
Accrued Liabilities	12,501	16,269	9,815
Insurance Liabilities	6,861	5,794	4,755
Notes Payable, Bank			500
Current Maturities of Long-Term Debt	6,677	30,672	3,746
Current Obligations Under Capital Leases	493		296
Total Current Liabilities	35,016	68,912	33,399

LONG-TERM DEBT	61,480	43,399	65,904

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	4,218		4,361
DEFERRED INCOME TAXES	4,835	4,224	4,731
INSURANCE LIABILITIES	9,581	11,487	11,155
OTHER LIABILITIES	495	1,078	712
TOTAL LIABILITIES	115,625	129,100	120,262

SHAREHOLDERS' EQUITY
Preferred Shares - No Par Value; Authorized 4,000,000 Shares; None Issued Common Shares - $1.00 Par Value; Authorized 12,000,000 Shares; Issued 10,728,440 Shares at September 30, 2000, 10,728,440 at October 2, 1999 and 10,728,440 at December 31, 1999	10,728	10,728	10,728
Additional Paid In Capital	3,685	2,397	3,136
Retained Earnings	74,509	77,428	76,455
Accumulated Other Comprehensive Income (Loss)	(641)	(571)	(543)
	88,281	89,982	89,776
LESS:
Treasury Shares at cost:
2,920,363 Shares at September 30, 2000; 2,787,761 Shares at October 2, 1999; and 2,601,058 Shares at December 31, 1999	(38,904)	(32,220)	(33,356)

TOTAL SHAREHOLDERS' EQUITY	49,377	57,762	56,420

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 165,002 ========	$ 186,862 ========	$ 176,682 ========
See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF NET EARNINGS
Three Months Ended September 30, 2000 and October 2, 1999
(Dollars in Thousands, Except Earnings Per Share Amounts)
(UNAUDITED)

	September 30, 2000		October 2, 1999

REVENUES	$ 85,440	100.0%	$ 85,035	100.0%

COSTS AND EXPENSES:

Operating	56,946	66.7	57,750	67.9
Selling	14,367	16.8	11,774	13.8
General and Administrative	5,376	6.3	5,925	7.0
Depreciation and Amortization	5,373	6.3	5,120	6.0

TOTAL COSTS AND EXPENSES	82,062	96.1	80,569	94.7

EARNINGS FROM OPERATIONS	3,378	3.9	4,466	5.3

INTEREST EXPENSE	(1,792)	(2.1)	(1,064)	(1.3)

OTHER INCOME - NET	519	0.6	87	0.1

EARNINGS BEFORE INCOME TAXES	2,105	2.4	3,489	4.1

INCOME TAXES	833	1.0	1,427	1.7

NET EARNINGS	$ 1,272 =======	1.4% ======	$ 2,062 ======	2.4% =====

EARNINGS PER COMMON SHARE	$ 0.16 =======		$ 0.26 =======

EARNINGS PER COMMON SHARE -
ASSUMING DILUTION	$ 0.15 =======		$ 0.23 =======

BASIC EARNINGS SHARES	7,922,476 ========		8,076,965 ========

DILUTED EARNINGS SHARES	8,567,175 ========		8,997,871 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF NET EARNINGS
Nine Months Ended September 30, 2000 and October 2, 1999
(Dollars in Thousands, Except Earnings Per Share Amounts)
(UNAUDITED)

	September 30, 2000		October 2, 1999

REVENUES	$ 240,901	100.0%	$ 236,053	100.0%

COSTS AND EXPENSES:

Operating	167,625	69.6	162,097	68.7
Selling	38,128	15.8	34,772	14.7
General and Administrative	17,717	7.4	15,812	6.7
Depreciation and Amortization	15,748	6.5	15,048	6.4

TOTAL COSTS AND EXPENSES	239,218	99.3	227,729	96.5

EARNINGS FROM OPERATIONS	1,683	0.7	8,324	3.5

INTEREST EXPENSE	(4,386)	(1.8)	(2,882)	(1.2)

OTHER INCOME - NET	884	0.4	1,047	0.4

(LOSS) EARNINGS BEFORE INCOME TAXES	(1,819)	(0.7)	6,489	2.7

INCOME TAXES (BENEFIT)	(721)	(0.3)	2,645	1.1

NET (LOSS) EARNINGS	$ (1,098) =======	(0.4)% ======	$ 3,844 =======	1.6% ======

(LOSS) EARNINGS PER COMMON SHARE	$ (0.14) ========		$ 0.48 =======

(LOSS) EARNINGS PER COMMON SHARE -
ASSUMING DILUTION	$ (0.14) =======		$ 0.43 ========

BASIC EARNINGS SHARES	7,982,909 ========		7,980,352 ========

DILUTED EARNINGS SHARES	7,982,909 ========		8,910,535 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Nine Months Ended September 30, 2000 and October 2, 1999
(Dollars in Thousands)
(UNAUDITED)

	September 30, 2000	October 2, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Earnings	$ (1,098)	$ 3,844

Adjustments to Reconcile Net Earnings to
Net Cash (Used In) Provided by Operating Activities:
Depreciation	15,406	14,764
Amortization	342	284
Deferred Income Taxes	1	649
Other	(537)	(1,576)
	14,114	17,965
Change in Operating Assets and Liabilities:
Accounts Receivable	10,526	(33,998)
Other Assets	(911)	(2,640)
Refundable Income Taxes	554	1,484
Accounts Payable and Accrued Liabilities	(2,670)	5,842
Insurance Liabilities	532	515
Other Liabilities	(217)	(34)
Net Cash Provided By (Used In) Operating Activities	21,928	(10,866)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sales of Property and Equipment	187	1,435
Acquisitions	(452)	(856)
Capital Expenditures:
Land and Buildings	(333)	(241)
Equipment	(13,018)	(17,179)
Net Cash Used In Investing Activities	(13,616)	(16,841)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Payments Under Notes Payable, Bank	(500)
Principal Payments of Long-Term Debt	(1,439)	(924)
Proceeds from Issuance of Long-Term Debt		31,247
Sales of Treasury Shares	1,474	1,380
Dividends Paid	(1,314)	(1,198)
Repurchase of Common Shares	(6,473)	(3,700)
Net Cash (Used In) Provided By Financing Activities	(8,252)	26,805

NET CHANGE IN CASH AND CASH EQUIVALENTS	60	(902)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	63	1,264
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 123 ========	$ 362 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2000
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements as of September 30, 2000 and October 2, 1999 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

     Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period.

NOTE 2.     RESULTS OF OPERATIONS

     Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended September 30, 2000, and October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4.     DIVIDENDS

     On September 10, 2000, the Registrant paid a $.055 per share dividend to all shareholders of record at September 1, 2000. This compares to a $.05 per share dividend paid in the third quarter of 1999. For the nine months ended September 30, 2000, the Registrant paid cumulative dividends of $.165 per share to all shareholders of record. This compared to a $.15 cumulative per share dividend paid in the first nine months of 1999.

NOTE 5.     ACCRUED LIABILITIES

     Accrued liabilities consisted of:

	Sept. 30, 2000	Oct. 2, 1999	Dec. 31, 1999
	(Dollars In Thousands)
Compensation	$ 6,686	$ 7,816	$ 5,035
Vacation	2,952	3,793	2,184
Medical Claims	57	1,331	1,280
Taxes, other than taxes on income	2,651	3,210	618
Other	155	119	698
	$ 12,501 ========	$ 16,269 ========	$ 9,815 ========

NOTE 6.     LONG-TERM DEBT

     Long-term debt consisted of:

	Sept. 30, 2000	October 2, 1999	Dec. 31, 1999
	(Dollars In Thousands)
Revolving Credit Agreement:
Prime rate borrowings	$ 3,700	$ 3,100	$ 11,600
London Interbank Offered Rate
(LIBOR) borrowings	62,000	57,613	45,000
Term note agreement		10,000	10,000
	65,700	70,713	66,600

Subordinated notes - stock redemption	1,188	1,758	1,674
Term loans and others	1,269	1,600	1,376
	68,157	74,071	69,650

Less current maturities	6,677	30,672	3,746
	$ 61,480 ========	$ 43,399 =======	$ 65,904 =======

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

     As a result of certain covenant violations at the end of the first and second quarters, the banks waived those covenants for those time periods and agreed to amend the Company's Revolving Credit Agreement as of June 30, 2000. Under the most restrictive covenants of the amended facility, the Company is obligated to maintain a minimum shareholders equity, as defined, of $47,500,000 on June 30, 2000 through June 29, 2001, increased on June 30, 2001 and each quarter thereafter by 30% of consolidated earnings; a maximum ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) for the most recent four quarters of 3.25 to 1.00 through December 30, 2000, and 3.00 to 1.00 thereafter; and a ratio of EBIT (earnings before interest and taxes) to interest of 1.00 to 1.00 on September 30, 2000 through December 30, 2000; 2.00 to 1.00 on December 31, 2000 through March 30, 2001; 2.50 to 1.00 on March 31, 2001 through September 29, 2001; and 3.00 to 1.00 on September 30, 2001 and thereafter.

     The Company was not in compliance with the amended EBIT to interest covenant at the end of the third quarter. The banks have further amended this covenant for the period ending September 30, 2000 to .60 to 1. In exchange for this amendment, the banks received a blanket lien on all personal property, and liens on certain real property of the Company. The Company expects that the banks will further amend the agreement prior to year end.

NOTE 7.     OTHER COMPREHENSIVE EARNINGS (LOSS)

     Total comprehensive earnings for the three- and nine-month periods ended September 30, 2000 and October 2, 1999, respectively, are as follows:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sept. 30, 2000	Oct. 2, 1999	Sept. 30, 2000	Oct. 2, 1999
Net earnings (loss)	$ 1,272	$ 2,062	$ (1,098)	$ 3,844

Foreign currency translation adjustments,
net of related tax effects	8	(16)	(98)	174

Total comprehensive earnings (loss)	$ 1,280 =======	$ 2,046 =======	$ (1,196) ========	$ 4,018 =======

NOTE 8.     OPERATING SEGMENTS

     The Company has two primary operating segments which provide a variety of horticultural services to their respective customer groups. Residential and Commercial services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practices of tree surgery, tree feeding, tree spraying and landscaping, as well as the application of fertilizers, herbicides, and insecticides. Utility services is principally engaged in the practice of line clearing for public utilities. The "Other" segment category includes the Company's services related to natural resource management and consulting, forestry research and development and environmental planning.

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

     Details to Operating Segments are as follows:
	Nine Months Ended September 30, 2000 and October 2, 1999
	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2000

Net sales	$ 124,517	$ 108,170	$ 8,214	$ 240,901
Earnings (loss) from operations	(3,811)	8,096	325	4,610
Depreciation	7,619	5,313	258	13,190
Segment assets	65,333	46,239	2,408	113,980
Capital expenditures	5,931	4,604	105	10,640

1999

Net sales	$ 133,075	$ 92,248	$ 10,730	$ 236,053
Earnings (loss) from operations	7,566	5,927	(277)	13,216
Depreciation	7,955	4,201	536	12,692
Segment assets	67,460	66,020	6,398	139,878
Capital expenditures	7,612	5,905	378	13,895

NOTE 8.     OPERATING SEGMENTS (Continued)
Profit or Loss	2000	1999

Operating profit reportable segments	$ 4,285	$ 13,493
Other profit/loss	325	(277)
Unallocated amounts:
Other corporate expense	(2,927)	(4,892)
Interest expense	(4,386)	(2,882)
Other income - net	884	1,047
Earnings before income taxes	$ (1,819) ========	$ 6,489 =======

Depreciation	2000	1999

Total depreciation for reportable segments	$ 12,932	$ 12,156
Depreciation for other	258	536
Unallocated depreciation	2,216	2,072
Consolidated total	$ 15,406 ========	$ 14,764 ========

Assets	2000	1999

Total assets for reportable segments	$ 111,572	$ 133,480
Assets for other	2,408	6,398
Unallocated assets	51,022	46,984
Consolidated total	$ 165,002 ========	$ 186,862 ========

Capital Expenditures	2000	1999

Expenditures for reportable segments	$ 10,535	$ 13,517
Expenditures for other	105	378
Unallocated expenditures	2,711	3,525
Consolidated total	$ 13,351 =======	$ 17,420 =======

	Three Months Ended September 30, 2000 and October 2, 1999

	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2000

Net sales	$ 41,699	$ 41,482	$ 2,259	$ 85,440
Earnings (loss) from operations	(1,182)	5,353	45	4,216
Depreciation	2,427	1,853	86	4,366
Segment assets	130	(5,761)	(328)	(5,959)
Capital expenditures	(1,210)	1,838	33	661

1999

Net sales	$ 46,009	$ 34,921	$ 4,105	$ 85,035
Earnings (loss) from operations	3,462	3,552	988	8,002
Depreciation	2,494	1,386	362	4,242
Segment assets	2,977	10,301	818	14,096
Capital expenditures	2,210	1,038	(87)	3,161

NOTE 8.     OPERATING SEGMENTS (Continued)
Profit or Loss	2000	1999

Operating profit reportable segments	$ 4,171	$ 7,014
Other profit/loss	45	988
Unallocated amounts:
Other corporate expense	(838)	(3,536)
Interest expense	(1,792)	(1,064)
Other income - net	519	87
Earnings before income taxes	$ 2,105 =======	$ 3,489 =======

Depreciation	2000	1999

Total depreciation for reportable segments	$ 4,280	$ 3,880
Depreciation for other	86	362
Unallocated depreciation	876	594
Consolidated total	$ 5,242 =======	$ 4,836 =======

Capital Expenditures	2000	1999

Expenditures for reportable segments	$ 628	$ 3,248
Expenditures for other	33	(87)
Unallocated expenditures	658	(977)
Consolidated total	$ 1,319 =======	$ 2,184 =======

NOTE 9.      RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As permitted by SFAS No. 137, the Company expects to adopt this statement in 2001. The statement requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Derivatives determined to be hedges will be adjusted to fair value through either income or other comprehensive income, depending on the nature of the hedge. The Company has not yet determined what effect SFAS No. 133 will have on the earnings and financial position of the Company.

THE DAVEY TREE EXPERT COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000

Liquidity and Capital Resources

Operating activities generated $21,928,000 in cash during the first nine months of 2000, an increase of $32,794,000 when compared to the $10,866,000 we used in 1999. This increase was principally due to the significant reduction in accounts receivable we've effected this year, offset by the current year net loss and reduction of accounts payable and accrued liabilities.

Our net loss for the first nine months of $1,098,000 was $4,942,000 lower than the net earnings of $3,844,000 generated in 1999. This is a result of the losses we are continuing to experience in Utility services, caused by several factors. The first and primary factor is lower pricing that was negotiated on certain contracts in 1999. We also experienced a reduction in crew counts on certain contracts, as well as an increased level of start up costs on new accounts and on existing accounts where crews were added. To a lesser extent, we experienced productivity declines on our unit price contracts, those driven by inclement California weather earlier this year, as well as declines resulting from new line clearance requirements imposed on our western Utility services by several customers. We continue to work with those customers to improve our efficiency under the contracts. Finally, we have experienced significant increases in repair expense and fuel costs. During the balance of 2000 we are evaluating all Utility contracts to assess their viability, and where appropriate, to the extent allowable, we are renegotiating their terms, or requesting that they be rebid. Accordingly, we expect a reduced level of Utility services revenues in 2001.

We have realized a $10,526,000 reduction in accounts receivable during the first nine months of 2000, an improvement of $44,524,000 when compared to the increase of $33,998,000 experienced in 1999. Equally significant, our days outstanding have declined 33.3 days since September 1999, 26.6 days since December 1999 and .1 day since September 1998. Last year we experienced an extraordinary increase in our accounts receivable due to the implementation of our enterprise-wide information system and since the latter part of 1999 we've been able to effect the reductions through intensive collection efforts. We are not concerned about the overall collectibility of our accounts and perform ongoing credit evaluations of our customers' financial condition for collection purposes. As necessary, we provide for an allowance for doubtful accounts.

Accounts payable and accrued liabilities decreased $2,670,000; this represents $8,512,000 more cash used than one year ago, when these items provided $5,842,000. The current year decrease is primarily attributable to the fact that accounts payable have been reduced to normal levels. During 1999, these amounts were significantly higher as a result of the conversion to our new enterprise-wide system.

Investing activities used $13,616,000 in cash, $3,225,000 less than in 1999, and consistent with our reduced budget for capital expenditures in the current year.

Our financing activities used $8,252,000 this year, compared to $26,805,000 provided in 1999. Most of this $35,057,000 change is due to our significantly lower level of borrowings during the first nine months of 2000. This year we have had net payments on long term debt and notes payable totaling $1,939,000, a $32,262,000 change when compared to our net borrowings of $30,323,000 in 1999. The significant decline in borrowings is due to our success in reducing accounts receivable. The balance of the change in cash used in financing activities this year is attributable to an increase of $2,773,000 in common shares repurchased.

At September 30, 2000, our primary source of liquidity consisted of $123,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000 of which $700,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $105,000,000 of which $65,700,000 was drawn and $14,300,000 was considered drawn to cover outstanding letters of credit. At September 30, 2000 our credit facilities totaled $110,000,000. We believe our available credit will exceed credit requirements, and that our liquidity is adequate.

RESULTS OF OPERATIONS

Revenues of $240,901,000 for the first nine months of 2000 increased $4,848,000 or 2.1% compared to the same period in 1999. Our revenues for the third quarter of $85,440,000 increased $405,000 or .5%. Our Residential and Commercial services revenues increased 18.8% and 17.3% in the quarter and year to date, respectively. These improvements continue to reflect generally good economic conditions, our focused sales efforts, and revenues gained from small, selective acquisitions we have made over the last several years. They are also due to several new Commercial contracts obtained this year. The higher level of revenues realized by Residential and Commercial services were partially offset by reductions of 9.4% and 6.4% in Utility services revenues in the quarter and year to date respectively. As we mentioned earlier in our discussion, these reductions were mainly due to the decline in pricing and productivity on certain contracts.

Our operating costs of $167,625,000 for the first nine months of 2000 increased $5,528,000 over last year, or .9% as a percentage of revenues. The higher costs continue to be the result of factors we mentioned earlier in our discussion, namely higher relative labor costs associated with productivity declines, higher start up costs on utility contracts and increased repair and fuel costs. Our repair expense is up primarily because of problems experienced with a certain manufacturer's boom. The price of fuel, relative to 1999, has increased significantly in all of our services; we will be able to seek reimbursement for some of the increased fuel costs on certain utility contracts.

Selling expense in the quarter of $14,367,000 was $2,593,000 higher than in 1999 and as a percentage of revenues it increased 3.0% to 16.8%. For the first nine months these costs totaled $38,128,000, $3,356,000 more than last year and 1.1% greater as a percentage of revenues. The increases are attributable to higher field management wages and branch office expenses, primarily in Residential and Commercial services; however, they also are due to certain contract changes made in the latter part of 1999 with a western utility customer requiring that specified field management personnel be classified as non-billable. In prior years these personnel were considered billable direct labor and accordingly were included in operating costs.

Our general and administrative costs in the quarter of $5,376,000 declined $549,000 or .7% as a percentage of revenues. During the first nine months of 2000, these costs totaled $17,717,000, an increase of $1,905,000 or .7% as a percentage of revenues. The year to date increase is mainly due to a higher level of professional and temporary services being experienced this year related to our enterprise-wide information system; in 1999 professional services costs associated with implementation of the system had been capitalized. The increase is also due to an increase in salaries and related payroll taxes generally. The decline of these costs in the quarter is primarily attributable to our efforts to substantially reduce, and where possible eliminate, professional services costs related to our new system; in this same quarter last year we had incurred a relatively high level of these costs.

Depreciation and amortization of $5,373,000 in the quarter increased $253,000 and .3% as a percentage of revenues. In the first nine months of 2000, these costs totaled $15,748, an increase of $700,000 or only .1% as a percentage of revenues.

Interest expense of $4,386,000 for the first nine months increased $1,504,000 or .6% as a percentage of revenues when compared to 1999. This is due to our increased level of borrowings and higher interest rates in the current year. Interest expense for the quarter of $1,792,000 increased $728,000 or .8% as a percentage of revenues. The quarterly increase is more pronounced relative to the year to date as a consequence of generally higher LIBOR spreads associated with our new credit agreement and amendments.

Our loss before income tax benefits in the first nine months of 2000 totaled $1,819,000 and represented .7% of revenues. Effective income tax rates of 39.6% and 40.7% were used to compute income tax benefits and income taxes in 2000 and 1999, respectively.

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

November 14, 2000