Form 10-K405
period 2000-12-31
DAVEY TREE EXPERT CO
filed 2001-03-30
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000	Commission File No. 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of Registrant as specified in its charter)

Ohio	34-0176110
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 North Mantua Street
P.O. Box 5193
Kent, Ohio	44240-5193
(Address of principal executive offices)	(Zip Code)

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

The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate "market value" (see Item 5 hereof) of voting stock held by non-affiliates of the Registrant at March 28, 2001 (excluding the total number of Common Shares reported in Item 12 hereof), was $85,729,248.

Common Shares outstanding at March 28, 2001: 7,793,568

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (Part III).

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

The Registrant provides a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2000, the Registrant had sales of approximately $51,000,000 to Pacific Gas & Electric Company.

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

Other Factors.  Rapid changes in equipment technology require a constant updating of equipment and processes to ensure competitive services to the Registrant's customers. Also, the Registrant must continue to assure its compliance with the Occupational Safety and Health Act. In keeping with these requirements, capital expenditures in 2000 and 1999 were approximately $17,476,000 and $20,580,000, respectively.

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

ITEM 2.     PROPERTIES.

The following table lists certain information with respect to major properties owned by the Registrant and used in connection with its operations.

Location	Operating Segment	Acreage	Building Sq. Ft.

Baltimore, Maryland	Residential and Commercial	3.4	22,500
Bettendorf, Iowa	Residential and Commercial	.5	478
Cincinnati, Ohio	Residential and Commercial	2.5	8,800
Chamblee, Georgia	Residential and Commercial & Utility	1.9	6,200
Chantilly, Virginia	Residential and Commercial	4.0	5,700
Charlotte, North Carolina	Residential & Utility	3.1	4,900
Cheektowaga, New York	Other	6.9	2,800
Columbus, Ohio	Residential and Commercial	8.0	15,925
Downsview, Ontario, Canada	Residential and Commercial	.5	3,675
East Dundee, Illinois	Residential and Commercial & Utility	4.0	7,500
Edmonton, Alberta, Canada	Utility	.7	2,900
Gaithersburg, Maryland	Residential and Commercial	2.1	7,200
Gibsonia, Pennsylvania	Residential and Commercial	5.9	7,100
Hinsdale, Illinois	Residential and Commercial	1.7	7,200
Houston, Texas	Residential and Commercial	1.5	7,000
Indianapolis, Indiana	Residential and Commercial	1.5	5,000
Jacksonville, Florida - Nursery	Residential and Commercial	279.0	5,300
Kent, Ohio (multiple parcels) - Corporate Headquarters	Other	101.4	111,608
Lachine, Quebec, Canada	Residential and Commercial	.5	2,300
Lancaster, New York	Residential and Commercial	3.0	6,624
Lawrence, Pennsylvania	Residential and Commercial	3.5	7,200
Livermore, California	Utility	12.0	29,737
Mecklenburg County, North Carolina	Utility	15.6	-0-
Nanaimo, British Columbia, Canada	Other	1.0	4,742
Plymouth, Minnesota	Residential and Commercial	2.7	11,750
Richmond, Virginia	Residential and Commercial	.7	2,586
Stow, Ohio	Residential and Commercial	7.4	14,100
Toledo, Ohio	Residential and Commercial	.5	4,300
West Babylon, New York	Residential and Commercial	.9	14,100
West Carlton Twp., Ontario, Canada	Residential and Commercial	3.1	4,000
Wheeling, Illinois	Residential and Commercial	5.0	11,300
Winter Park, Florida	Utility	1.0	5,850
Wooster, Ohio - Nursery	Residential and Commercial	322.8	13,194

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant (included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K) and their present positions and ages are as follows:
Name	Position	Age
R. Douglas Cowan	Chairman and Chief Executive Officer	60

Karl J. Warnke	President and Chief Operating Officer	49

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary-Treasurer	49

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	57

C. Kenneth Celmer	Senior Vice President and General Manager, Residential and Commercial Services	54

Bradley L. Comport, CPA	Corporate Controller	50

Dr. Roger C. Funk	Vice President and General Manager, The Davey Institute	56

Rosemary T. Nicholas	Assistant Secretary	57

Marjorie L. Conner, Esquire	Assistant Secretary	43

Gordon L. Ober	Vice President - Personnel Recruiting and Development	51

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	51

Wayne M. Parker	Vice President and General Manager, Eastern Utility Services	45

Mr. Cowan was initially elected Chairman and Chief Executive Officer on March 11, 1999. Previously he had served as Chairman, President and Chief Executive Officer since May 1997. Prior to that time, he served as President and Chief Executive Officer since before 1996.

Mr. Warnke was initially elected President and Chief Operating Officer on March 11, 1999. Prior to that time, he served as Executive Vice President and General Manager - Utility Services since before 1996.

Mr. Adante was elected Executive Vice President, Chief Financial Officer and Secretary-Treasurer in May 1993.

Mr. Bowles was elected Senior Vice President and General Manager of Davey Tree Surgery Company in January 2000. Prior to that time, he served as Vice President and General Manager of Davey Tree Surgery Company since before 1996.

Mr. Celmer was elected Senior Vice President and General Manager - Residential and Commercial Services in January 2000. Prior to that time, he served as Vice President and General Manager - Residential Services since January 1996.

Mr. Comport was elected Corporate Controller in May 1990.

Dr. Funk was elected Vice President and General Manager - The Davey Institute in May 1996. Prior to that time, he served as Vice President - Human and Technical Resources since before 1996.

Ms. Nicholas was elected Assistant Secretary in May 1982.

Ms. Conner was elected Assistant Secretary in May 1998. Prior to that time, she served as Manager of Legal and Treasury Services since before 1996.

Mr. Ober was elected Vice President - Personnel Recruiting and Development in February, 2000. Prior to that time, he served as Vice President - New Ventures since before 1996.

Mr. Ramsey was elected Vice President and General Manager - Canadian Operations in January 2000. Prior to that time, he served as Vice President and General Manager - Commercial Services since before 1996.

Mr. Parker was elected Vice President and General Manager - Eastern Utility Services in January 2000. Previously he had served as Vice President - Northern Operations, Utility Services since before 1996.

Officers of the Registrant serve for a term of office from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

At December 31, 2000, 1999 and 1998, the number of Common Shares issued were 10,728,440, 10,728,440, and 8,728,440 (pre-split) respectively. At those respective dates, the number of shares in the treasury were 2,932,289, 2,601,058 and 4,736,785 (pre-split).

The Registrant's Common Shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semi-annually, for purposes of the Registrant's 401KSOP, the fair market value of the Registrant's Common Shares, based upon the Registrant's performance and financial condition, is determined by an independent stock valuation firm.

As of March 28, 2001, there were 2,237 recorded holders of the Registrant's Common Shares. During the years ended December 31, 2000, December 31, 1999 and December 31, 1998, the Registrant paid dividends of $.22, $.20, and $.19, respectively, per share. Approximately one quarter of the total dividend payment is made in each of the four quarters. The Registrant's agreements with its lenders allow for the payment of cash dividends provided that the terms and conditions of the agreements, particularly those dealing with its shareholders' equity, EBIT (earnings before interest and taxes on income) to interest expense and maximum consolidated funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), are maintained. (See Note 6 to the Financial Statements on page F-15 of this Annual Report on Form 10-K.)

ITEM 6.     SELECTED FINANCIAL DATA.

Years Ended December 31
	2000	1999	1998	1997	1996
(Dollars in Thousands, Except Per Share Amounts)
Operating Results:

Revenues	$ 322,236	$ 308,144	$ 313,887	$ 295,079	$ 266,934

(Loss) Earnings From Continuing Operations	$ (2,404)	$ 3,715	$ 10,597	$ 11,279	$ 8,759

(Loss) Earnings From Continuing Operations Per Common Share	$ (.30)	$ .47	$ 1.29	$ 1.28	$ .96

(Loss) Earnings From Continuing Operations Per Common Share- Assuming Dilution	$ (.30)	$ .42	$ 1.15	$ 1.19	$ .93

At Year End:

Total Assets	$ 159,257	$ 176,682	$ 149,086	$ 127,825	$ 111,386

Total Long-Term Debt (Including Capital Leases)	$ 61,504	$ 70,265	$ 42,893	$ 24,104	$ 19,640

Cash Dividends Per Common Share	$ .22	$ .20	$ .19	$ .17	$ .15

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Even though we experienced a net loss of $2,404,000, operating activities provided $31,504,000 in cash during 2000, an increase of $36,082,000 when compared to the $4,578,000 used in 1999. Most of the increase was due to a significant reduction in our accounts receivable, and to a lesser extent it was attributable to an increase in accounts payable and accrued liabilities.

Our net loss was $6,119,000 lower than the net earnings of $3,715,000 generated in 1999, and was solely attributable to the losses experienced in Utility services. Several factors contributed to these losses. First, we had negotiated lower pricing on certain contracts in 1999. Second, in early 2000 we experienced reductions in crew counts on certain contracts, as well as an increased level of start up costs on new accounts and on existing accounts where crews were added. Third, also in early 2000, we sustained productivity declines on our unit price contracts, those influenced by inclement California weather in January and February, as well as declines resulting from new line clearance requirements imposed on our western Utility services by several customers. We have been working with those customers to improve our efficiency under the contracts. Fourth, our fuel costs, net of reimbursement we were able to obtain under some of our contracts, increased by a full one-third over last year. Fifth, repair costs also increased, principally due to problems experienced with a certain manufacturer's boom. Sixth, casualty insurance costs, as a percentage of revenues, and particularly workers compensation, increased for the first time after four consecutive years of declines. This increase is due to a "firming up" of the insurance market generally, as well as some adverse claims experience. Finally, our utility losses were exacerbated by expenses incurred at year end to shut down or complete certain contracts in the ordinary course of business. Looking ahead to 2001, we have completed a comprehensive evaluation of all utility contracts. To the extent allowed, we either renegotiated their terms or requested that they be rebid. Accordingly, while we expect a resultant reduction in Utility services revenues in 2001, we also similarly expect an improvement in profitability.

We realized a $15,080,000 reduction in accounts receivable in 2000, $35,042,000 more than the increase experienced during 1999. Moreover, days outstanding were reduced 25.5 days to 64.3 days from last year's level of 89.8 days. This represents a level of days outstanding commensurate with 1998 and prior to implementation of our new enterprise-wide information system. In 1999 we had experienced an inordinate increase in our accounts receivable resulting from the implementation of that system, and have effected the reduction through intensive collection efforts during 2000. We remain committed to the intensity of our collection efforts and perform ongoing credit evaluations of our customers' financial conditions for collection purposes. When we determine it is necessary, we provide for an allowance for doubtful accounts. At December 31, 2000, we had approximately $11,000,000 of accounts receivable due from two California utilities that have each submitted Form 8-K filings with the Securities and Exchange Commission, of which approximately $10,500,000 was with our major U.S. customer; given the uncertainty surrounding the California utility crisis, we will continue to monitor our credit exposure to these utilities (see Note 2 to the Financial Statements on page F-10 of this Annual Report on Form 10-K).

Accounts payable and accrued liabilities increased $262,000, a $3,211,000 change when compared to the decrease of $2,949,000 in 1999. Last year's decrease was primarily due to lower levels of administrative incentive accruals associated with reduced profitability. This year, the increase is primarily attributable to higher district incentive accruals associated with the substantially improved level of Residential and Commercial services operating earnings, an increase in vacation accruals, and accruals related to severance costs incurred in our western utility services. Our new information system allowed us to move our payroll, billing, accounts payable, and other related accounting functions formerly performed in Livermore, California to our Corporate headquarters in Kent, Ohio, utilizing approximately one-third of the twenty-five personnel previously required.

Even though other assets increased by about the same amount as in 1999, we feel it is important to note that substantially all of the increase in the current year was derived from the recognition of net pension income, the result of investment gains in prior years; we estimate, based on investment losses experienced during 2000, that the 2001 increase in prepaid benefit cost and net pension income will be approximately one-half of that recognized in the current year. (See Note 9 to the Financial Statements on page F-18 of this Annual Report on Form 10-K).

Insurance liabilities increased $926,000 in 2000, compared with a decrease of $856,000 last year. Last year's decline was primarily attributable to a 175 basis point increase in the discount rate applied to workers compensation liabilities, while the current year's increase is due to a higher level of costs generally as previously discussed, as well as a 125 basis point reduction in the discount rate.

Investing activities used $14,209,000 in cash, $4,498,000 less than last year, and consistent with our reduced budget for capital expenditures in 2000.

Our financing activities used $17,275,000 in 2000, $39,359,000 more than the $22,084,000 provided in 1999. This is primarily due to net payments on long-term debt of $10,853,000, compared with net borrowings last year of $26,402,000. The significant change from last year is directly attributable to the reduction in accounts receivable. To a lesser extent, the increase in cash used in financing activities was due to a net $1,982,000 increase in our repurchase of common shares.

At December 31, 2000, our primary source of liquidity consisted of $83,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000 of which $800,000 was drawn and $1,000,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $105,000,000 of which $56,400,000 was drawn and $13,600,000 was considered drawn to cover outstanding letters of credit. At December 31, 2000 our credit facilities totaled $110,000,000. We believe our available credit will exceed credit requirements, and that our liquidity is adequate.

LIQUIDITY MEASUREMENTS

As previously discussed, management uses these measurements primarily to gauge our ability to meet working capital requirements, fund capital expenditures, and repurchase common shares.
	2000	1999	1998

Net cash provided by (used in) operating activities	$ 31,504	$ (4,578)	$ 28,193

Net cash used in investing activities	$ (14,209)	$ (18,707)	$ (32,841)

Net cash provided by (used in) financing activities	$ (17,275)	$ 22,084	$ 5,190

We also use the following additional measures in our evaluation. They are not an alternative to earnings determined in accordance with generally accepted accounting principles (GAAP) as a measure of financial performance or to GAAP cash flow as a measure of liquidity.
	2000	1999	1998

Working capital	$ 35,320	$ 46,714	$ 27,562

Current ratio	2.1:1	2.4:1	1.8:1

Cash flow from net earnings, depreciation and amortization	$ 18,777	$ 24,127	$ 30,531

Capital expenditures	$ 17,476	$ 20,580	$ 34,009

Cash flow to capital expenditure ratio	1.1:1	1.2:1	.9:1

Cash flow as percentage of revenues	5.8%	7.8%	9.7%

LEVERAGE MEASUREMENTS

These ratios measure the extent to which we have been financed by debt, or, put another way, the proportion of the total assets employed in the business that have been provided by creditors as compared to shareholders. Debt is defined as total liabilities.
	2000	1999	1998

Equity to debt ratio	.42:1	.47:1	.62:1

Debt as percentage of assets	70.2%	68.1%	61.6%

Equity as percentage of assets	29.8%	31.9%	38.4%

At the end of 2000, these measurements reflect a greater degree of leverage when compared with 1999 and 1998 due to a higher level of borrowings necessitated by the 1999 system implementation, along with the current year net loss.

COMMON SHARE MEASUREMENTS

These measurements assist shareholders in assessing our earnings performance, dividend payout and equity position as related to their shareholdings.
	2000	1999	1998

Net (loss) earnings per share - assuming dilution	$ (.30)	$ .42	$ 1.15

Dividends per share	$ .22	$ .20	$ .19

Book value per share	$ 6.08	$ 6.94	$ 7.18

Market valuation per share	$ 11.00	$ 13.00	$ 16.00

Net earnings per share - assuming dilution includes the dilutive effects of employee and director stock options in each of the years presented. Dividends were again increased in 2000. In 2000, they were increased by a total of $.02 per share, or 10.0% over 1999, compared to an increase in 1999 of $.01 per share, or 5.3% over 1998. It is our objective to provide a fair return on investment to shareholders through improved dividends as long as we can financially justify this policy. The fact that dividends have increased each year since 1979 reflects that objective.

ASSET UTILIZATION MEASUREMENTS

Management uses these measurements to evaluate its efficiency in employing assets to generate revenues and returns.
	2000	1999	1998

Average assets employed	$ 167,970	$ 162,884	$ 138,456

Asset turnover (revenues to average assets)	1.9	1.9	2.3

Return on average assets	(1.4)%	2.3%	7.7%

RESULTS OF OPERATIONS

Revenues of $322,236,000 increased $14,092,000 or 4.6% compared to 1999. On an operating segment basis, Residential and Commercial services revenues improved $15,587,000, or 12.1% over last year, and were partially offset by the $7,284,000 or 4.2% decline in Utility services revenues. Our 2000 Residential and Commercial services revenues benefited from focused sales efforts, a continuation of relatively good economic conditions, and gains derived from some small selective acquisitions we have made over the last several years. Further, we have also benefited from several new Commercial contracts obtained this year. As previously discussed, the decline in Utility services revenues stemmed primarily from lower negotiated pricing on contracts, but to a lesser extent was also due to declines in productivity as well as shutdowns on certain contracts.

Our operating costs of $226,441,000 increased $15,813,000 or 2.0% as a percentage of revenues. These costs have remained higher throughout 2000 due to the factors cited earlier in our discussion, namely higher relative labor costs associated with productivity declines as well as those required to complete certain contracts without the concomitant level of revenues, a higher level of start up and shutdown costs, increased fuel and repair costs, and higher casualty insurance costs.

Selling costs of $49,978,000 were $4,575,000 higher than last year, and at 15.5% were .8% higher as a percentage of revenues. The increase is attributable to higher branch office costs, field management wages and district incentives, and related payroll costs in Residential and Commercial services, as well as higher group health insurance and workers compensation expense.

Our general and administrative costs of $23,015,000 increased $1,273,000, but as a percentage of revenues they remained at 7.1%. Most of the increase is due to an increase in salaries and related payroll taxes generally. Significantly, our efforts during the latter half of 2000 held professional services costs related to the new system for the entire year to below that which was expensed in 1999. We anticipate, given certain administrative changes that have been made, particularly those related to the accounting functions for our western utility services previously discussed, that as a percentage of revenues our general and administrative costs will decline in 2001.

Depreciation and amortization of $21,181,000 increased $769,000, but declined .1% as a percentage of revenues to 6.6%. The percentage decline is mainly a result of the relatively lower level of capital expenditures in the current year.

Interest expense of $6,217,000 was $1,270,000 higher than in 1999, and as a percentage of revenues it increased .3% to 1.9%. This is due to our increased level of borrowings in 2000, as well as a higher level of interest rates over 1999 generally, and increased LIBOR spreads associated with our new credit agreement and amendments.

Our loss before income tax benefits of $3,484,000 represented a decline of $9,634,000 from last year's earnings before income taxes of $6,150,000. Effective income tax rates of 31.0%, 39.6%, and 40.6% were used to compute income tax benefits in 2000 and income taxes in 1999 and 1998 respectively. (See Note 10 of the Financial Statements on page F-20 on this Annual Report on Form 10-K).

Our net loss of $2,404,000 fell below 1999's net earnings by $6,119,000, and as a percentage of revenues it declined 2.0%.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest expense is most sensitive to changes in the general level of U.S. interest rates; in this regard, changes in these rates affect the interest paid on our debt. To partially mitigate the impact of fluctuations in interest rates, we have entered into an interest rate exchange agreement (swap) on $10,000,000 of debt outstanding under our revolving credit agreement.

The following table provides information about our financial instruments and swap that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For the interest rate swap related to $10,000,000 of our debt outstanding under the revolving credit agreement, the table presents notional amounts and actual pay, receive rates by contractual maturity dates. For presentation purposes, it has been assumed that the December 31, 2000 balance under our revolving credit agreement will remain outstanding for the years shown.

Interest Rate Sensitivity Principal (Notional) Amount by Effected Maturity Average Interest (Swap) Rate
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value 12-31-00

Long-term debt, including current portion

Fixed rate	$ 734	$ 40	$ 44	$ 38	$ 37	$ 78	$ 971	$ 967
Average interest rate	7.0%	10.8%	10.8%	10.4%	10.0%	10.0%

Variable rate:

a) Revolving credit agreement, assuming renewal upon maturity
i. Prime borrowings	-	-	-	-	-	$ 6,400	$ 6,400	$ 6,400
Average interest rate	prime	prime	prime	prime	prime	prime
ii. Libor borrowings	-	-	-	-	-	$ 50,000	$ 50,000	$ 50,000
Average interest rate	LIBOR plus (1.75% to 2.40%)	LIBOR plus (1.75% to 2.40%)	LIBOR plus (1.75% to 2.40%)	LIBOR plus (1.75% to 2.40%)	LIBOR plus (1.75% to 2.40%)	LIBOR plus (1.75% to 2.40%)

b) Subordinated notes	$ 389	$ 389	$ 388		-	-	$ 1,166	$ 1,166
Average interest rate	5-year U.S. Treasury	5-year U.S. Treasury	5-year U.S. Treasury

Interest rate derivative financial instruments related to the revolving credit agreement:

Interest rate swap:
Pay fixed			$ 10,000				$ 10,000	$ (170)
Average pay rate	6.53% plus 1.40%	6.53% plus 1.40%	6.53% plus 1.40%
Average receive rate	LIBOR	LIBOR	LIBOR

Our Canadian operations subject us to currency rate exposure related to our foreign denominated debt, intercompany debt and cash and cash equivalents. We periodically borrow against our Canadian lines of credit, on which there was $176,000 outstanding at December 31, 2000. All other foreign denominated financial instruments are not material.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The independent auditors' report, the audited consolidated financial statements, and the notes to the audited consolidated financial statements required by this Item 8 appear on pages F-1 through F-23 of this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to Part I of this Report for information as to executive officers of the Registrant.

The information regarding directors of the Registrant appearing under the heading "Election of Directors" in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information regarding compensation of the Registrant's executive officers appearing under the heading "Remuneration of Executive Officers" in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information regarding the security ownership of certain beneficial owners and management appearing under the heading "Ownership of Common Shares" in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information regarding certain relationships and related transactions appearing under the headings "Election of Directors" and "Indebtedness of Management" in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

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

THE DAVEY TREE EXPERT COMPANY

By: /s/ R. Douglas Cowan
R. Douglas Cowan, Chairman and Chief Executive Officer

March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001.

/s/ R. Douglas Cowan	/s/ Willard R. Holland
R. DOUGLAS COWAN, Director; Chairman and Chief Executive Officer (Principal Executive Officer)	WILLARD R. HOLLAND, Director

/s/ R. Cary Blair	/s/ James H. Miller
R. CARY BLAIR, Director	JAMES H. MILLER, Director

/s/ Russell R. Gifford	/s/ Karl J. Warnke
RUSSELL R. GIFFORD, Director	KARL J. WARNKE, Director, President and Chief Operating Officer

/s/ William D. Ginn	/s/ David E. Adante
WILLIAM D. GINN, Director	DAVID E. ADANTE, Executive Vice President, Chief Financial Officer and Secretary-Treasurer (Principal Financial Officer)

/s/ Richard S. Gray	/s/ Bradley L. Comport
RICHARD S. GRAY, Director	BRADLEY L. COMPORT, Corporate Controller (Principal Accounting Officer)

/s/ Douglas K. Hall
DOUGLAS K. HALL, Director

INDEX OF EXHIBITS

[Item 14(a) (3)]
Exhibit No.	Description	Location Sequential Page

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable.

(3)(i)	1991 Amended Articles of Incorporation	Incorporated by reference to Exhibit 3 (i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3)(ii)	1987 Amended and Restated Regulations of The Davey Tree Expert Company	Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(4)	Instruments defining the rights of security holders, including indentures

The Company is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt identified in Note 6 of Notes to Consolidated Financial Statements on page F-16 of this Annual Report on Form 10-K.

(9)	Voting Trust Agreement	Not Applicable.

(10)(a)	1987 Incentive Stock Option Plan	Incorporated by reference to Exhibit (10)(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(b)	1994 Omnibus Stock Plan	Incorporated by reference to Exhibit (10)© to the Registrant's Annual Report on Form 10-Q for the quarter ended July 3, 1999.

(11)	Statement re computation of per share earnings	Not Applicable.

(12)	Statement re computation of ratios	Not Applicable.

(13)	Annual Report to security holders, Form 10-Q or quarterly report to security holders	Not Applicable.

(16)	Letter re change in certifying accountant	Not Applicable.

(18)	Letter re change in accounting principles	Not Applicable.

Exhibit No.	Description	Location Sequential Page

(21)	Subsidiaries of the Registrant	17

(22)	Published report regarding matters submitted to vote of security holders	Incorporated by reference to Part II, Item 4 to the Registrant's Form 10-Q for the quarter ended July 1, 2000.

(23)	Consent of independent auditors to incorporation of their report in Registrant's Statements on Form S-8 (File Nos. 2-73052, 2-77353, 33-5755, 33-21072, and 33-59347) and Form S-2 (File No. 33-30970)	18

(24)	Power of Attorney	Not Applicable.

The documents listed as Exhibits 10(a) and 10(b) constitute management contracts or compensatory plans or arrangements.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES [ITEMS 14(a)(1) and (2)]

Page

INDEPENDENT AUDITORS' REPORT	F-2

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998:

Consolidated Balance Sheets	F-3

Consolidated Statements of Net Earnings (Loss)	F-5

Consolidated Statements of Shareholders' Equity	F-6

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
The Davey Tree Expert Company
Kent, Ohio

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company and subsidiary companies as of December 31, 2000, 1999 and 1998, and the related consolidated statements of net earnings (loss), shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Davey Tree Expert Company and subsidiary companies as of December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 7, 2001

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2000	1999	1998
	(Dollars in Thousands)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 83	$ 63	$ 1,264
Accounts receivable	56,372	71,452	51,490
Operating supplies	2,574	2,848	2,644
Prepaid expenses and other assets	3,814	2,494	2,940
Refundable income taxes	2,281	2,375	1,248
Deferred income taxes	2,635	2,014	1,842
Total current assets	67,759	81,246	61,428

PROPERTY AND EQUIPMENT:
Land and land improvements	6,429	6,495	6,325
Buildings and leasehold improvements	18,713	18,480	18,269
Equipment	202,976	201,997	187,084
	228,118	226,972	211,678
Less accumulated depreciation	150,042	142,964	132,245
Net property and equipment	78,076	84,008	79,433

OTHER ASSETS AND INTANGIBLES	13,422	11,428	8,225

TOTAL ASSETS	$ 159,257 =======	$ 176,682 =======	$ 149,086 =======

See notes to consolidated financial statements.

	December 31
	2000	1999	1998
	(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 12,789	$ 13,840	$ 15,191
Accrued liabilities	11,575	10,262	11,413
Insurance liabilities	5,625	5,888	6,407
Notes payable, bank	826	500
Current maturities of long-term debt	1,123	3,746	855
Current obligations under capital leases	501	296
Total current liabilities	32,439	34,532	33,866

LONG-TERM DEBT	57,414	65,904	42,893

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	4,090	4,361

DEFERRED INCOME TAXES	5,920	4,731	3,588

INSURANCE LIABILITIES	11,211	10,022	10,359

OTHER LIABILITIES	791	712	1,112

TOTAL LIABILITIES	111,865	120,262	91,818

SHAREHOLDERS' EQUITY:
Common shares	10,728	10,728	8,728
Additional paid-in capital	4,308	3,136	5,893
Retained earnings	72,328	76,455	94,547
Accumulated other comprehensive income (loss)	(745)	(543)	(745)
	86,619	89,776	108,423

LESS:
Treasury shares, at cost	39,227	33,356	51,155

TOTAL SHAREHOLDERS' EQUITY	47,392	56,420	57,268

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 159,257 =======	$ 176,682 =======	$ 149,086 =======

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)

	Years Ended December 31
	2000		1999		1998
	(Dollars in Thousands, Except Per Share Amounts)

REVENUES	$ 322,236	100.0%	$ 308,144	100.0%	$ 313,887	100.0%

COSTS AND EXPENSES:
Operating	226,441	70.3	210,628	68.3	210,921	67.2
Selling	49,978	15.5	45,403	14.7	39,601	12.6
General and administrative	23,015	7.1	21,742	7.1	22,764	7.2
Depreciation and amortization	21,181	6.6	20,412	6.7	19,934	6.4

	320,615	99.5	298,185	96.8	293,220	93.4

EARNINGS FROM OPERATIONS	1,621.5		9,959	3.2	20,667	6.6

INTEREST EXPENSE	6,217	1.9	4,947	1.6	3,391	1.1

OTHER INCOME - NET	(1,112)	(.3)	(1,138)	(.4)	(565)	_ (.2)

(LOSS) EARNINGS BEFORE INCOME TAXES	(3,484)	(1.1)	6,150	2.0	17,841	5.7

INCOME TAXES (BENEFIT)	(1,080)	(.3)	2,435	0.8	7,244	2.3

NET (LOSS) EARNINGS	$ (2,404) ======	(.8)% ===	$ 3,715 ======	1.2% ===	$ 10,597 =====	3.4% ===

(LOSS) EARNINGS PER COMMON SHARE	$ (.30) ======		$ .47 ======		$ 1.29 ======

(LOSS) EARNINGS PER COMMON SHARE - ASSUMING DILUTION	$ (.30) ======		$ .42 ======		$ 1.15 ======

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in Thousands, Except Per Share Amounts)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Comprehensive Income (Loss)	Total

BALANCE, January 1, 1998	$ 8,728	$ 4,625	$ 85,510	$ (535)	$ (40,441)		$ 57,887

Comprehensive income:
Net earnings			10,597			$ 10,597
Other comprehensive income
Foreign currency translation adjustments				(210)		(210)
Comprehensive income						$ 10,387 ======	10,387
Shares purchased					(12,150)		(12,150)
Shares sold to employees		1,115			773		1,888
Options exercised		153			663		816
Dividends			(1,560)				(1,560)

BALANCE, DECEMBER 31, 1998	8,728	5,893	94,547	(745)	(51,155)		57,268

Comprehensive income:
Net earnings			3,715			$ 3,715
Other comprehensive income
Foreign currency translation adjustments				202		202
Comprehensive income						$ 3,917 ======	3,917
Stock dividend and share retirement	2,000	(3,982)	(19,759)		21,741
Shares purchased					(5,509)		(5,509)
Shares sold to employees		1,033			(407)		626
Options exercised		192			1,974		2,166
Dividends			(2,048)				(2,048)

BALANCE, DECEMBER 31, 1999	10,728	3,136	76,455	(543)	(33,356)		56,420

Comprehensive loss:
Net loss			(2,404)			$ (2,404)
Other comprehensive income
Foreign currency translation adjustments				(202)		(202)
Comprehensive loss						$ (2,606) ======	(2,606)
Shares purchased					(6,167)		(6,167)
Shares sold to employees		1,162			(78)		1,084
Options exercised		10			374		384
Dividends			(1,723)				(1,723)

BALANCE, DECEMBER 31, 2000	$ 10,728 ======	$ 4,308 ======	$ 72,328 =======	$ (745) ======	$ (39,227) ======		$ 47,392 ======

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2000	1999	1998
	(Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$ (2,404)	$ 3,715	$ 10,597
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,722	20,019	19,563
Amortization	459	393	371
Deferred income taxes	568	971	2,397
Gain on sale of assets	(1,172)	(1,487)	(587)
Other	24	(290)	28
	18,197	23,321	32,369
Change in operating assets and liabilities:
Accounts receivable	15,080	(19,962)	(7,594)
Other assets	(3,040)	(3,732)	(59)
Accounts payable and accrued liabilities	262	(2,949)	5,595
Insurance liabilities	926	(856)	(885)
Other liabilities	79	(400)	(1,233)
Net cash (used in) provided by operating activities	31,504	(4,578)	28,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	3,719	2,730	1,880
Acquisitions	(452)	(857)	(712)
Capital expenditures:
Land and buildings	(377)	(2,574)	(2,617)
Equipment	(17,099)	(18,006)	(31,392)
Net cash used in investing activities	(14,209)	(18,707)	(32,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under notes payable, bank	326	500	(300)
Principal payments of long-term debt	(11,822)	(1,071)	(5,547)
Proceeds from issuance of long-term debt	643	26,973	22,043
Sales of treasury shares	1,468	2,792	2,704
Dividends paid, $.22 in 2000; $.20 in 1999; $.19 in 1998	(1,723)	(1,601)	(1,560)
Repurchase of common shares	(6,167)	(5,509)	(12,150)
Net cash (used in) provided by financing activities	(17,275)	22,084	5,190

NET CHANGE IN CASH AND CASH EQUIVALENTS	20	(1,201)	542

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	63	1,264	722

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 83 ======	$ 63 ======	$ 1,264 ======

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2000

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of The Davey Tree Expert Company and its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and contingencies disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year

        The Company's fiscal year ends on the Saturday closest to December 31; 2000, 1999, and 1998 were fiscal years comprised of 52 weeks ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively. For presentation purposes, all years were presumed to have ended on December 31.

Revenue Recognition

        The Company recognizes revenues as services are provided, either on a time and materials basis, price per unit completed, or an agreed upon fee for services performed.

Cash and Cash Equivalents

        Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

Accounts Receivable

        The Company utilizes a combination of a direct write-off method and an allowance method to state accounts receivable at net realizable value. An allowance is recorded for any potential uncollectible accounts that have not yet been written off. The Company had no allowance at December 31, 2000, $348,000 at December 31, 1999, and $314,000 at December 31, 1998..

Intangible Assets

        Intangible assets represent goodwill, employment contracts, and customer lists resulting from business acquisitions and are being amortized on a straight-line basis over their estimated useful lives ranging from 3-15 years. The net book value of intangible assets (net of accumulated amortization of $3,170,000, $2,738,000, and $2,318,000 at December 31, 2000, 1999, and 1998, respectively) was $2,953,000, $2,959,000, and $2,631,000 at December 31, 2000, 1999, and 1998, respectively.

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment

        The Company periodically assesses recoverability of the carrying amount of its property and equipment, goodwill, and other intangible assets principally by evaluating the utilization of those assets as well as the profitability associated with their related revenues. In the event these assessments indicate their carrying amounts may not be recoverable, estimates will be made of the applicable assets' future undiscounted cash flows to determine if recognition of an impairment loss is necessary.

Stock Split

        On May 19, 1999 the Company's Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on outstanding shares only, to shareholders of record as of June 1, 1999. To effect the stock split, they authorized the retirement of 1,981,894 common shares held in treasury. Per common share amounts have been restated for all periods presented to give retroactive effect to the stock split, and common shares issued, treasury shares and retained earnings have been adjusted to reflect the share retirement. Common share disclosures have also been restated, where appropriate, to reflect the 2-for-1 stock split.

Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	2000	1999	1998
	(Dollars in Thousands, Except Per Share Amounts)

Numerator:
Net (loss) earnings	$ (2,404)	$ 3,715	$ 10,597

Denominator:
For earnings per common share weighted average shares outstanding	7,929,210	7,971,810	8,244,366
Effect of dilutive securities employee and director stock options	0	899,742	983,646
Denominator for earnings per share - assuming dilution	7,929,210 ========	8,871,552 ========	9,228,012 ========

(Loss) earnings per common share	$ (.30) ========	$ .47 ========	$ 1.29 ========

(Loss) earnings per common share - assuming dilution	$ (.30) ========	$ .42 ========	$ 1.15 ========

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

2.        OPERATING SEGMENTS

        The Company has two primary operating segments which provide a variety of horticultural services to their respective customer groups. Residential and Commercial services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practices of tree surgery, tree feeding, tree spraying and landscaping, as well as the application of fertilizers, herbicides, and insecticides. Utility services is principally engaged in the practice of line clearing for public utilities. The "Other" segment category includes the Company's services related to natural resource management and consulting, forestry research and development, and environmental planning.

        The Company's primary focus in evaluating segment performance is on operating earnings. The accounting policies of the operating segments are the same as those described in Note 1, except that only straight-line depreciation is allocated. Corporate expenses are substantially allocated among the operating segments. Identifiable assets are those directly used or generated by each segment, and include accounts receivable, inventory, and property and equipment. Unallocated assets consist principally of corporate facilities, enterprise-wide information systems, cash and cash equivalents, deferred taxes, prepaid expenses, and other assets and intangibles.

        Detail to Operating Segments is as follows:

	Utility	Residential & Commercial Services	Other	Total
	(Dollars in Thousands)

2000
Revenues	$ 166,370	$ 144,761	$ 11,105	$ 322,236
(Loss) earnings from operations	(5,705)	11,345	315	5,955
Depreciation	10,140	7,136	326	17,602
Segment assets	63,056	42,297	2,175	107,528
Capital expenditures	7,518	6,135	147	13,800

1999
Revenues	$ 173,654	$ 129,174	$ 5,316	$ 308,144
Earnings from operations	7,076	6,370	195	13,641
Depreciation	10,595	6,273	300	17,168
Segment assets	65,233	64,125	3,582	132,940
Capital expenditures	13,712	7,312	200	21,224

1998
Revenues	$ 184,768	$ 122,297	$ 6,822	$ 313,887
Earnings from operations	12,849	10,838	159	23,846
Depreciation	11,213	5,928	162	17,303
Segment assets	66,720	40,785	2,247	109,752
Capital expenditures	16,442	8,303	99	24,844

2.        OPERATING SEGMENTS (Continued)

	2000	1999	1998
	(Dollars in Thousands)
Earnings

Operating earnings for reportable segments	$ 5,640	$ 13,446	$ 23,687
Operating earnings for other	315	195	159
Unallocated amounts:
Other corporate expense	(4,334)	(3,682)	(3,179)
Interest expense	(6,217)	(4,947)	(3,391)
Other income - net	1,112	1,138	565
(Loss) earnings before tax	$ (3,484) ======	$ 6,150 ======	$ 17,841 ======

Depreciation

Depreciation for reportable segments	$ 17,276	$ 16,868	$ 17,141
Depreciation for other	326	300	162
Unallocated depreciation	3,120	2,851	2,260
Total	$ 20,722 ======	$ 20,019 ======	$ 19,563 ======

Assets

Assets for reportable segments	$ 105,353	$ 129,358	$ 107,505
Assets for other	2,175	3,582	2,247
Unallocated assets	51,729	43,742	39,334
Total	$ 159,257 ======	$ 176,682 ======	$ 149,086 ======

Capital Expenditures

Expenditures for reportable segments	$ 13,653	$ 21,024	$ 24,745
Expenditures for other	147	200	99
Unallocated expenditures	3,676	4,013	9,165
Total	$ 17,476 ======	$ 25,237 ======	$ 34,009 ======

The Company's geographic information is as follows:

	2000	1999	1998
	(Dollars in Thousands)
Revenues

United States	$ 306,387	$ 293,541	$ 297,705
Canada	15,849	14,603	16,182
Total	$ 322,236 ======	$ 308,144 ======	$ 313,887 ======

Property and Equipment, Net of Accumulated Depreciation

United States	$ 74,549	$ 80,291	$ 76,489
Canada	3,527	3,717	2,944
Total	$ 78,076 ======	$ 84,008 ======	$ 79,433 ======

2.        OPERATING SEGMENTS (Continued)

Customer Concentration

        Utility services represented approximately 54%, 50% and 59% of the outstanding accounts receivable at December 31, 2000, 1999, and 1998, respectively. The Company had revenues from one utility customer under multiple year contracts aggregating approximately $51,000,000 in 2000, $51,000,000 in 1999, and $55,000,000 in 1998. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral.

        At December 31, 2000, the Company had approximately $11,000,000 of accounts receivable due from two California utilities that have each submitted Form 8-K filings with the Securities and Exchange Commission addressing various issues resulting from the utility crisis in California and the related material adverse impacts each utility has been experiencing. Both utilities have disclosed that they are attempting to avoid bankruptcy. Based on collections of amounts after year-end and management's current assessment of the situation, no allowance against the receivables was considered necessary at December 31, 2000. The Company continues to conduct business with and extend credit to these utilities. Management continues to monitor the credit exposure to these utilities. The ultimate outcome of the California utility crisis remains uncertain. Accordingly, there can be no assurance as to the potential impact on future revenues or collectibility of future accounts receivables until the utility crisis in California is resolved.

3.        INSURANCE LIABILITIES

        In managing its casualty liability exposures for workers compensation, auto liability, and general liability, the Company is substantially self-insured. It generally retains the first $400,000 in loss per occurrence and carries excess insurance above that amount. With respect to workers compensation, the Company's risk of exposure to loss per occurrence may be less than $400,000 depending on the nature of the claim and the statutes in effect by state.

        Insurance liabilities are determined using actuarial methods and assumptions to estimate ultimate costs. They include a large number of claims for which the ultimate costs will develop over a period of several years. Accordingly, the estimates can change as claims mature; they can also be affected by changes in the number of new claims incurred and claim severity. For these reasons, it is possible that these estimates can change materially in the near term. Changes in estimates of claim costs resulting from new information received are recognized in income in the period in which the estimates are changed. Expenses that are unallocable to specific claims are recognized as period costs.

        These liabilities, including the present value of workers compensation liabilities which are discounted at 5.00% at December 31, 2000, 6.25% at December 31, 1999, and 4.50% at December 31, 1998, totaled $16,836,000, $15,910,000 and $16,766,000 at December 31, 2000, December 31, 1999, and December 31, 1998, respectively. The change in the discount rate increased insurance costs by approximately $308,000 in 2000, reduced insurance costs by $1,336,000 in 1999, and increased insurance costs by $306,000 in 1998. Insurance liabilities are classified as current and noncurrent liabilities based on the timing of future estimated cash payments. At December 31, 2000, 1999, and 1998, the gross value of those liabilities was approximately $19,267,000, $19,015,000 and $18,867,000, respectively.

4.        COMMON AND PREFERRED SHARES

        The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

        The number of common shares authorized is 12,000,000, par value $ 1.00. The number of common shares issued was 10,728,440 at December 31, 2000 and December 31, 1999, and 8,728,440 (pre-split) at December 31, 1998. The number of shares in the treasury were 2,932,289, 2,601,058, and 4,736,785 (pre-split) at December 31, 2000, 1999 and 1998, respectively.

4.        COMMON AND PREFERRED SHARES (Continued)

        The Company's stock is not listed or traded on an active stock market and market prices are, therefore, not available. Semi-annually, an independent stock valuation firm determines the fair market value based upon the Company's performance and financial condition.

        Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares. During 2000, these purchases totaled 479,283 shares for $6,167,000 in cash; the Company also had direct sales, to directors and employees, excluding those shares sold through either the exercise of options or the employee stock purchase plan below, of 1,823 shares for $24,000. It also purchased a net 94,826 shares from the Company's 401(k) plan for $847,000 and issued 37,940 shares to participant accounts to satisfy its liability for the 1999 employer match in the amount of $493,000. Uniform restrictions apply to the transfer of the Company's common shares. These restrictions generally give the Company or the trust of the Company's Employee Stock Ownership Plan the right to purchase the common shares whenever a shareholder proposes to transfer the shares to anyone, other than transfers to a current employee of the Company or transfers by a current or former employee to members of their immediate family.

Stock-Based Compensation Plans

        The 1994 Omnibus Stock Plan consolidated into a single plan provisions for the grant of stock options and other stock based incentives and maintenance of the employee stock purchase plan. Other than director options, the grant of awards is at the discretion of the compensation committee of the Board of Directors. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the plan. Each non-employee director elected or appointed, and re-elected or re-appointed, will receive a director option that gives the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant. The director options are exercisable six months from the date of grant. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 1,600,000 during the ten-year term of the plan .

        Shares available for grant at December 31, 2000 were 510,882, which were based on the number available upon ratification of the plan less: the options granted presented below; the director options granted; and 995,695 shares purchased since 1994 under the stock purchase plan.

        A summary of the status of the Company's director options as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding and exercisable at beginning of year	44,000	$ 10.20	56,000	$ 9.07	60,000	$ 7.86
Granted	8,000	13.00	4,000	16.00	12,000	13.03
Exercised	(8,000)	7.41	(16,000)	7.68	(16,000)	7.51
Forfeited
Outstanding and exercisable at end of year	44,000 ====	11.22	44,000 ====	10.20	56,000 ====	9.07

        Prior to adoption of the 1994 Omnibus Stock Plan, the Company had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993.

4.        COMMON AND PREFERRED SHARES (Continued)

        A summary of the status of the Company's stock option plans, excluding director options, as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:

	2000		1999		1998
	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,351,344	$ 7.05	1,772,430	$ 6.55	1,895,700	$ 6.51
Granted
Exercised	(49,648)	6.54	(414,273)	4.93	(119,670)	5.81
Forfeited			(6,813)	4.70	(3,600)	7.90
Outstanding at end of year	1,301,696 ======	7.07	1,351,344 ======	7.05	1,772,430 ======	6.55
Options exercisable at year end	1,195,696 ======		1,139,344 ======		1,454,430 ======

        The following table summarizes information about fixed stock options outstanding at December 31, 2000:

	Options Outstanding
Exercise Price	Number Outstanding at 12/31/00	Remaining Contractual Life	Number Exercisable at 12/31/00

$ 5.95	38,800	2.0 years	38,800
6.22	377,435	1.3	377,435
6.92	376,800	3.0	376,800
7.90	508,661	5.9	402,661
	1,301,696 =====		1,195,696 =====

        The Company has an employee stock purchase plan that provides the opportunity for all full-time employees with one year of service to purchase shares through payroll deductions. The purchase price for the shares offered under the plan is 85% of the fair market value of the shares.

        Purchases under the plan have been as follows:

	2000	1999	1998

Number of employees participating	1,032	1,025	907

Annual shares purchased	131,309	103,038	102,688

Average price paid	$10.75	$13.63	$11.65

Cumulative shares purchased	3,305,599	3,174,290	3,071,252

4.        COMMON AND PREFERRED SHARES (Continued)

        The Company applies the intrinsic-value method under APB Opinion 25 and related interpretations in accounting for awards granted under the three plans. Using this method, compensation is measured as the difference between the option exercise price and the market value of the stock at the date of grant. Accordingly, no compensation cost has been recognized for either the fixed options granted under these plans or the employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net (loss) earnings and (loss) earnings per common share - assuming dilution would have been (increased) reduced by ($403,000) and ($.05) in 2000, $405,000 and $.05 in 1999 and $360,000 and $.04 in 1998.

        In calculating the pro forma impact on earnings, the following assumptions were used for the grants in 1996: initial annual dividends of $.16 per share with annual increases of $.01 per share; a risk free interest rate of 6.25%; an expected life of 5 years; and an estimated forfeiture rate of 8%. The 1996 options vest at the rate of 20% annually. The pro forma amounts for 2000, 1999, and 1998 include $273,000, $275,000 and $230,000, respectively, attributable to compensation cost for shares acquired under the employee stock purchase plan.

5.        ACCRUED LIABILITIES

        Accrued liabilities consisted of:

	December 31
	2000	1999	1998
	(Dollars in Thousands)

Compensation	$ 5,652	$ 5,035	$ 6,666
Medical claims	984	1,280	1,420
Vacation	2,713	2,184	1,927
Taxes, other than taxes on income	501	618	779
Other	1,725	1,145	621

	$ 11,575 =====	$ 10,262 =====	$ 11,413 =====

6.        NOTES PAYABLE, BANK AND LONG-TERM DEBT

Notes Payable, Bank

        The Company had a bank operating loan which was repayable on demand and charged interest at the bank's prime rate. Additionally, the Company has unused short-term lines of credit with three banks totaling $2,744,000, generally at the banks' prime rate, which was 9.50% at December 31, 2000.

6.        NOTES PAYABLE, BANK AND LONG-TERM DEBT (Continued)

Long-Term Debt

	December 31
	2000	1999	1998
	(Dollars in Thousands)
Revolving credit agreement:
Prime rate borrowings	$ 6,400	$ 11,600	$ 2,900
London Interbank Offered Rate (LIBOR) borrowings	50,000	45,000	28,000
Term note agreement		10,000	10,000

	56,400	66,600	40,900

Subordinated notes - stock redemption	1,166	1,674	2,181
Term loans and other	971	1,376	667
	58,537	69,650	43,748
Less current maturities	1,123	3,746	855
	$ 57,414 ======	$ 65,904 ======	$ 42,893 ======

        The total annual installments required to be paid on long-term debt are as follows: 2001, $1,123,000; 2002, $428,000; 2003, $56,832,000; 2004, $38,000; 2005, $36,000; and thereafter $80,000.

Revolving Credit Agreement

        On April 26, 2000, the Company entered into a new Revolving Credit Agreement (Revolver) with its banks, which permits borrowings, as defined, up to $90,000,000. It provided an option of borrowing funds at either the prime interest rate or rates based on LIBOR plus a margin adjustment ranging from 1.25% to 2.00%. It also included a commitment fee of between .25% and .50% on the average daily unborrowed commitment. As part of the agreement, the term note was paid off with borrowings under the new facility. The agreement has an expiration date of April 26, 2003. The Company also extended the term of its temporary line of credit in the amount of $15,000,000 with its principal bank to May 31, 2001.

        As a result of certain covenant violations at the end of each of the first three quarters of 2000, the banks waived the specific violations and amended the Revolver as of June 30, 2000, and September 30, 2000, respectively. Under the most restrictive covenants of the amended facility, the Company was obligated to maintain a minimum net worth, as defined, of $47,500,000 through the first quarter of 2001, increased each quarter thereafter by 30% of consolidated earnings; a maximum ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) for the most recent four quarters of 3.00 to 1.00, and a minimum ratio of EBIT (earnings before interest and taxes) to interest of 2.00 to 1.00 on December 31, 2000. In exchange for the second amendment to the agreement, the banks received a blanket lien on all personal property, and liens on certain real property of the Company.

        The Company was not in compliance with the EBIT to interest and net worth covenants at December 31, 2000. Accordingly, on March 7, 2001, the banks effectively waived the non-compliance with those covenants through a third amendment to the existing agreement, by substituting in their place covenants based on the ratio of EBIT to interest expense and net worth as of and at December 31, 2000. The third amendment also requires that the ratio of EBIT to interest may not be less than .85 to 1.00 at March 31, 2001; 1.55 to 1.00 at June 30, 2001; 2.25 to 1.00 at September 30, 2001; and 3.00 to 1.00 thereafter. It also requires a minimum net worth, as defined, of $42,500,000 at March 31, 2001; $44,500,000 at June 30, 2001; $45,000,000 at September 30, 2001; and $47,500,000 at December 31, 2001; and thereafter $47,500,000 plus 30% of consolidated earnings. In exchange for the amendment, the Company's LIBOR margin adjustment has been increased to 2.40% through December 31, 2001.

6.        NOTES PAYABLE, BANK AND LONG-TERM DEBT (Continued)

Subordinated Notes

        In 1998, the Company redeemed shares of its common stock from shareholders for cash and five-year subordinated promissory notes. These notes bear interest based on the five-year U.S. Treasury rate in effect at January 1 of each year (6.36% in 2000). There were 115,430 shares redeemed in 1998 for cash of $1,157,710 and notes of $1,943,091.

Term Loans and Other

        The weighted-average interest on the term loans approximates 8.01% and the amounts outstanding are being repaid primarily in equal monthly installments through 2007.

Interest on Debt

        The Company made cash payments for interest on all debt of $5,957,000, $4,912,000, and $3,353,000 in 2000, 1999, and 1998, respectively.

7.        FINANCIAL INSTRUMENTS

        The Company uses interest rate exchange agreements (swaps) with its principal bank to modify the interest rate characteristics on its borrowings under the revolving credit facility. Management's authority to utilize these agreements is restricted by the Board of Directors, and they are not used for trading purposes. Concurrent with the Company's April 26, 2000 renegotiation of its revolving credit facility, it terminated the swaps previously outstanding, and entered into a new swap. At December 31, 2000, 1999, and 1998, the outstanding swaps had a total notional amount of $10,000,000, $10,000,000, and $10,000,000, respectively. These swaps effectively changed the interest rate exposure on these notional amounts through May 14, 1998 to a fixed 7.22%, to a fixed 6.09% plus the applicable LIBOR margin of 1.40% through April 26, 2000, and thereafter to a fixed 6.53% plus the applicable libor margin of 1.40%.

        The swaps are accounted for using the settlement method or the "matched swap" method in which the quarterly net cash settlements of the agreements are recognized in interest expense when they accrue. Interest expense was decreased by $8,000, increased by $82,000 and $35,000 in 2000, 1999 and 1998 respectively from these agreements. An interest rate swap is considered to be a matched swap if it is linked through designation with an asset or liability provided that it has the opposite interest rate characteristics of the asset or liability. Generally, if the asset or liability that is linked to the swap matures, or is extinguished, or if the swap no longer qualifies for settlement accounting the swap will be marked to market through income. The term of the agreements is matched with the maturity of the revolving credit facility. If the Company decided to terminate the swap agreements any resulting gain or loss would be deferred and amortized over the original life of the swap contracts or recognized with the offsetting gain or loss of the hedged transaction.

        The fair value of the swaps is the quoted amount that the Company would receive or pay to terminate the swap agreements as provided by the bank, taking into account current interest rates. Had these agreements been terminated as of December 31 each year, the Company would have paid $170,000, received $177,000 and paid $335,000 in 2000, 1999, and 1998, respectively.

        The carrying value of the Company's long-term debt is considered to approximate fair value based on borrowing rates currently available for loans with similar terms and maturities.

        Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

8.        EMPLOYEE STOCK OWNERSHIP PLAN AND 401KSOP

        On March 15, 1979, the Company consummated a plan which transferred control of the Company to its employees. As a part of this plan, the Company sold 2,880,000 common shares to the Company's Employee Stock Ownership Trust (ESOT) for $2,700,000.

        The Employee Stock Ownership Plan (ESOP), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the Trust. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.

        Effective January 1, 1997, the Company commenced operation of the "The Davey 401KSOP and ESOP," which retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. The Company will match, in either cash or Company stock, 50% of each participant's before-tax contribution, limited to the first 3% of the employee's compensation deferred each year. All nonbargaining employees of the parent company and its domestic subsidiaries who attained age 21 and completed one year of service are eligible to participate. The Company's cost of this plan for 2000, 1999, and 1998, consisting principally of the accruals for the employer match, was $466,000, $489,000 and $520,000, respectively.

9.        PENSION PLANS

Description of Plans

        Substantially all of the Company's employees are covered by two defined benefit pension plans. One of these plans is for non-bargaining unit employees and, through 1996, provided a non-contributory benefit with respect to annual compensation up to a defined level, with voluntary employee contributions beyond the specified compensation levels. Concurrent with the introduction of the Davey 401KSOP, future benefits earned under this plan were modified, and as of January 1, 1997, the plan was amended to become non-contributory. The other plan is for bargaining unit employees not covered by union pension plans, is non-contributory, and provides benefits at a fixed monthly amount based upon length of service .

Funding Policy

        The Company's funding policy is to make the annual contributions necessary to fund the plans within the range permitted by applicable regulations. The plans' assets are invested by outside asset managers in marketable debt and equity securities.

Expense Recognition

        Pension expense (income) was calculated as follows:

	2000	1999	1998
	(Dollars in Thousands)

Service cost - increase in benefit obligations earned	$ 607	$ 699	$ 754
Interest cost on projected benefit obligation	924	887	905
Expected return on plan assets	(3,129)	(2,644)	(2,106)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of initial net asset	(72)	(72)	(72)
Recognized gains	(1,095)	(950)	(240)
Net pension income	$ (2,799) ======	$ (2,114) ======	$ (793) =====

9.        PENSION PLANS (Continued)

Funded Status

        The funded status of pension plans at December 31 was as follows:

	2000	1999	1998
	(Dollars in Thousands)

Plan assets at fair market value	$ 33,840	$ 38,569	$ 32,725
Projected benefit obligation	(13,411)	(12,778)	(13,595)
Excess of assets over projected benefit obligation	20,429	25,791	19,130
Unrecognized initial asset	(786)	(858)	(938)
Unrecognized gain	(9,730)	(17,785)	(13,125)
Unrecognized prior service cost	(562)	(596)	(629)
Prepaid benefit cost recognized as other assets in balance sheets	$ 9,351 ======	$ 6,552 ======	$ 4,438 ======

Reconciliations

        The projected benefit obligation is reconciled as follows:

	2000	1999	1998
	(Dollars in Thousands)

Balance, beginning of year	$ 12,778	$ 13,595	$ 12,502
Service cost	607	699	754
Interest cost	924	887	905
Settlements		(131)
Actuarial (gain) loss	321	(1,217)	607
Benefits paid	(1,219)	(1,055)	(1,173)
Balance, end of year	$ 13,411 ======	$ 12,778 ======	$ 13,595 ======

        The fair value of plan assets are reconciled as follows:

	2000	1999	1998
	(Dollars in Thousands)

Balance, beginning of year	$ 38,569	$ 32,725	$ 25,561
Actual return on plan assets	(3,510)	7,030	8,337
Settlements		(131)
Benefits paid	(1,219)	(1,055)	(1,173)
Balance, end of year	$ 33,840 ======	$ 38,569 ======	$ 32,725 ======

        On a weighted-average basis the following assumptions were used in accounting for the plans:

	2000	1999	1998

Discount rate used to determine projected benefit obligation	7.50%	7.50%	6.75%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	5.00%	5.00%	5.00%

9.        PENSION PLANS (Continued)

Multiemployer Plans

        The Company also contributes to several multiemployer plans, which provide defined benefits to unionized workers who do not participate in the Company sponsored bargaining unit plan. Amounts charged to pension cost and contributed to the plans in 2000, 1999 and 1998 totaled $183,000, $194,000, and $396,000, respectively.

10.      INCOME TAXES

        The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets (no valuation allowance was considered necessary) and liabilities at December 31, was as follows:

	2000	1999	1998
	(Dollars in Thousands)

CURRENT
Assets:
Compensated absences	$ 591	$ 433	$ 377
Insurance	1,382	1,455	1,311
Other - net	662	126	154
Net current	2,635	2,014	1,842

NON-CURRENT
Assets:
Insurance	4,171	4,096	3,872
Other - net	(18)	162	286
Liabilities:
Accelerated depreciation for tax purposes	(6,893)	(6,746)	(6,222)
Pensions	(3,180)	(2,243)	(1,524)
Net noncurrent	(5,920)	(4,731)	(3,588)

Net deferred tax liability	$ (3,285) ======	$ (2,717) ======	$ (1,746) ======

        Significant components of income tax expense include:

	2000	1999	1998
	(Dollars in Thousands)

Current tax expense (benefit):
U.S. Federal	$ (1,360)	$ 1,085	$ 3,014
Canadian	(148)	(21)	333
State and local	(140)	400	1,500
	(1,648)	1,464	4,847

Deferred tax expense (benefit):
U.S. Federal	512	932	1,975
Canadian	(26)	(43)	73
State and local	82	82	349
	568	971	2,397

	$ (1,080) ======	$ 2,435 ======	$ 7,244 ======

10.      INCOME TAXES (Continued)

        The differences between the U.S. Federal statutory tax rate and the effective tax rate are as follows:

	2000	1999	1998

U.S. Federal statutory tax rate	(34.0)%	34.0%	34.6%
State and local income taxes	(2.6)	4.3	5.5
Canadian income taxes	(.4)	.2	.7
Nondeductible meals and entertainment	5.0	1.9	.9
Miscellaneous	1.0	(.8)	(1.1)

Effective tax rate (benefit)	(31.0)% ===	39.6% ===	40.6% ===

Earnings (loss) before income taxes by country are as follows:

	2000	1999	1998
	(Dollars in Thousands)

U.S.	$ (3,011)	$ 6,364	$ 17,006
Canadian	(473)	(214)	835
	$ (3,484) ======	$ 6,150 =====	$ 17,841 =====

        The Company made (received) cash payments for income taxes of $(1,742,000), $2,591,000, $7,742,000 in 2000, 1999, and 1998, respectively.

11.      LEASES

        On December 30, 1999, the Company entered into agreements to lease equipment under capital leases in the amount of $4,657,000. These amounts have been included in property and equipment. Amortization of $835,000 was recorded in 2000.

        As of December 31, 2000, minimum lease obligations under capital leases are as follows:

Year Ending December 31	Total
(Dollars in Thousands)

2001	$ 790
2002	790
2003	790
2004	790
2005	919
Thereafter	1,712
Total minimum capital lease payments	5,791
Amounts representing interest at 6.81%	1,200
Present value of net minimum lease payments	4,591
Less current portion	501
Long-term obligations at December 31, 2000	$ 4,090 ======

F-21

11.      LEASES (Continued)

        The Company also leases facilities which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Total rental expense under such operating leases amounted to approximately $2,295,000, $2,000,000, and $1,899,000 for 2000, 1999 and 1998, respectively. As of December 31, 2000, future minimum rental payments, including taxes and other operating costs, for all operating leases having noncancelable lease terms in excess of one year, totaled $4,339,000, and are expendable as follows: 2001, $1,709,000; 2002, $1,127,000; 2003, $666,000; 2004, $486,000 and 2005, $351,000.

12.      COMMITMENTS AND CONTINGENCIES

        The Company is party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. Management is of the opinion that liabilities which may result are adequately covered by insurance, or to the extent not covered by insurance or accrued, would not be material in relation to the financial position, results of operations or liquidity of the Company.

        At December 31, 2000, the Company was contingently liable to its principal banks in the amount of $14,569,000 for outstanding letters of credit for insurance coverage.

13.      ACQUISITIONS

        In 2000, 1999, and 1998, the Company completed acquisitions of organizations providing Residential and Commercial services for a total purchase price of $452,000, $857,000 and $712,000, respectively. They were accounted for as purchases and their results of operations, which were not material in any of the years presented, are included in the accompanying financial statements from their respective dates of acquisition.

14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables set forth certain quarterly financial data. Quarterly and year to date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding and weighting effects.

Year Ended December 31, 2000
(In thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

Net Sales	$ 67,391	$ 88,070	$ 85,440	$ 81,335	$ 322,236
Gross Profit	15,408	29,374	28,494	22,519	95,795
Net (Loss) Earnings	(4,279) ======	1,909 ======	1,272 ======	(1,306) ======	(2,404) ======
(Loss) Earnings per Common Share	$ (.53) ======	$ .24 ======	$ .16 ======	$ (.17) ======	$ (.30) ======
(Loss) Earnings per Common Share - Assuming Dilution	$ (.53) ======	$ .22 ======	$ .15 ======	$ (.17) ======	$ (.30) ======

14.      QUARTERLY FINANCIAL DATA (UN-AUDITED) (Continued)

Year Ended December 31, 1999
(In thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

Net Sales	$ 68,266	$ 82,752	$ 85,035	$ 72,091	$ 308,144
Gross Profit	17,709	28,962	27,285	23,560	97,516
Net (Loss) Earnings	(1,453) ======	3,235 ======	2,062 ======	(129) ======	3,715 ======
(Loss) Earnings per Common Share	$ (.18) ======	$ .41 ======	$ .26 ======	$ (.02) ======	$ .47 ======
(Loss) Earnings per Common Share - Assuming Dilution	$ (.18) ======	$ .35 ======	$ .23 ======	$ (.02) ======	$ .42 ======

******