Form 10-Q
period 2001-03-31
DAVEY TREE EXPERT CO
filed 2001-05-15
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001	Commission File No. 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of Registrant as specified in its charter)

Ohio	34-0176110
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 North Mantua Street
P.O. Box 5193
Kent, Ohio	44240-5193
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (330) 673-9511

Number of Common Shares Outstanding as of May 14, 2001: 7,780,078

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

YES [X]                 NO [   ]

TABLE OF CONTENTS

		Page No.

	PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Consolidated Balance Sheets - March 31, 2001, April 1, 2000 and December 31, 2000	3

	Consolidated Statements of Net Earnings - Three months ended March 31, 2001 and April 1, 2000	4

	Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and April 1, 2000	5

	Notes to Consolidated Financial Statements	6

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

	PART II- OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders	13

Item 5:	Other Information	13

Item 6:	Exhibits and Reports on Form 8-K	13

	EXHIBITS
	None

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(UNAUDITED)
	March 31, 2001	April 1, 2000	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$ 69	$ 345	$ 83
Accounts Receivable	52,270	58,866	56,372
Refundable Income Taxes	3,770	5,136	2,281
Operating Supplies	3,035	3,103	2,574
Prepaid Expenses and Other Assets	4,034	3,439	3,814
Deferred Income Taxes	2,768	2,014	2,635
Total Current Assets	65,946	72,903	67,759

PROPERTY AND EQUIPMENT:
Land and Land Improvements	6,436	6,496	6,429
Buildings and Leasehold Improvements	18,702	18,653	18,713
Equipment	203,393	209,798	202,976
	228,531	234,947	228,118
Less Accumulated Depreciation	152,146	147,170	150,042
Net Property and Equipment	76,385	87,777	78,076

OTHER ASSETS AND INTANGIBLES	13,607	11,755	13,422

TOTAL ASSETS	$ 155,938 ========	$ 172,435 ========	$ 159,257 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	13,735	14,692	12,789
Accrued Liabilities	9,192	8,756	11,575
Insurance Liabilities	4,297	5,571	5,625
Notes Payable, Bank	2,296	1,067	826
Current Maturities of Long-Term Debt	1,415	2,446	1,123
Current Obligations Under Capital Leases	509	296	501
Total Current Liabilities	31,444	32,828	32,439

LONG-TERM DEBT	57,252	67,216	57,414
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	3,960	4,361	4,090
DEFERRED INCOME TAXES	5,920	4,731	5,920
INSURANCE LIABILITIES	11,426	10,414	11,211
OTHER LIABILITIES	734	714	791
TOTAL LIABILITIES	110,736	120,264	111,865

SHAREHOLDERS' EQUITY
Preferred Shares - No Par Value; Authorized 4,000,000 Shares; None Issued Common Shares - $1.00 Par Value; Authorized 12,000,000 Shares; Issued 10,728,440 Shares	10,728	10,728	10,728
Additional Paid In Capital	4,487	3,166	4,308
Retained Earnings	69,948	72,176	72,328
Accumulated Other Comprehensive Income (Loss)	(980)	(559)	(745)
	84,183	85,511	86,619
LESS:
Treasury Shares at cost:
2,893,396 Shares at March 31, 2001; 2,531,100 Shares at April 1, 2000; and 2,932,289 Shares at December 31, 2000	(38,981)	(33,340)	(39,227)

TOTAL SHAREHOLDERS' EQUITY	45,202	52,171	47,392

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 155,938 =========	$ 172,435 =========	$ 159,257 =========
See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY

CONSOLIDATED STATEMENTS OF NET EARNINGS

Three Months Ended March 31, 2001 and April 1, 2000

(Dollars in Thousands, Except Earnings Per Share Amounts)

(UNAUDITED)

	March 31, 2001		April 1, 2000

REVENUES	$ 67,360	100.0%	$ 67,391	100.0%

COSTS AND EXPENSES:

Operating	47,897	71.1	51,470	76.3
Selling	11,369	16.9	11,108	16.5
General and Administrative	5,775	8.6	6,272	9.3
Depreciation and Amortization	4,838	7.1	4,990	7.4

TOTAL COSTS AND EXPENSES	69,879	103.7	73,840	109.5

EARNINGS FROM OPERATIONS	(2,519)	(3.7)	(6,449)	(9.5)

INTEREST EXPENSE	(1,404)	(2.1)	(981)	(1.5)

OTHER INCOME (EXPENSE) - NET	(20)	0.0	345	0.5

(LOSS) EARNINGS BEFORE INCOME TAXES	(3,943)	(5.8)	(7,085)	(10.5)

INCOME TAXES (CREDITS)	(1,561)	(2.3)	(2,806)	(4.2)

NET (LOSS) EARNINGS	$ (2,382) =======	(3.5)% ======	$ (4,279) =======	(6.3)% ======

(LOSS) EARNINGS PER COMMON SHARE	$ (0.31) =======		$ (0.53) =======

(LOSS) EARNINGS PER COMMON SHARE -
ASSUMING DILUTION	$ (0.31) =======		$ (0.53) =======

BASIC EARNINGS SHARES	7,794,066 ========		8,128,795 ========

DILUTED EARNINGS SHARES	7,794,066 ========		8,128,795 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Three Months Ended March 31, 2001 and April 1, 2000

(Dollars in Thousands)

(UNAUDITED)

	March 31, 2001	April 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Earnings	$ (2,382)	$ (4,279)

Adjustments to Reconcile Net Earnings to
Net Cash (Used In) Provided by Operating Activities:
Depreciation	4,720	4,887
Amortization	118	103
Deferred Income Taxes	(133)
Other	(276)	(117)
	2,047	594
Change in Operating Assets and Liabilities:
Accounts Receivable	4,102	12,586
Other Assets	(964)	(791)
Refundable Income Taxes	(1,489)	(2,761)
Accounts Payable and Accrued Liabilities	(1,008)	(990)
Insurance Liabilities	(1,113)	75
Other Liabilities	(57)	2
Net Cash Provided By Operating Activities	1,518	8,715

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sales of Property and Equipment	179	70
Acquisitions	(83)	(56)
Capital Expenditures:
Land and Buildings	(51)	(192)
Equipment	(3,051)	(8,433)
Net Cash Used In Investing Activities	(3,006)	(8,611)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings Under Notes Payable, Bank	1,470	567
Principal Payments of Long-Term Debt	(469)	(288)
Proceeds from Issuance of Long-Term Debt	477	300
Sales of Treasury Shares	458	47
Dividends Paid	(429)	(447)
Repurchase of Common Shares	(33)	(1)
Net Cash Provided By Financing Activities	1,474	178

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14)	282
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	83	63
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 69 =======	$ 345 =======

                  See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2001
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements as of March 31, 2001 and April 1, 2000 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period.

NOTE 2.     RESULTS OF OPERATIONS

Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended March 31, 2001 and April 1, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3.     DIVIDENDS

On March 10, 2001, the Registrant paid a $.055 per share dividend to all shareholders of record at March 1, 2001. This compares to a $.055 per share dividend paid in the first quarter of 2000.

NOTE 4.     ACCRUED LIABILITIES

Accrued liabilities consisted of:

	March 31, 2001	April 1, 2000	Dec. 31, 2000
	(Dollars In Thousands)
Compensation	$ 1,711	$ 2,559	$ 5,652
Vacation	2,800	2,392	2,713
Medical Claims	1,227	1,371	984
Taxes, other than taxes on income	2,349	2,250	501
Other	1,105	184	1,725
	$ 9,192 =======	$ 8,756 ========	$ 11,575 ========

NOTE 5.     LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2001	April 1, 2000	Dec. 31, 2000
	(Dollars In Thousands)
Revolving Credit Agreement:
Prime rate borrowings	$ 2,700	$ 5,900	$ 6,400
London Interbank Offered Rate
(LIBOR) borrowings	54,000	51,000	50,000
Term note agreement	-	10,000
	56,700	66,900	56,400

Subordinated notes - stock redemption	1,166	1,554	1,166
Term loans and others	801	1,208	971
	58,667	69,662	58,537

Less current maturities	1,415	2,446	1,123
	$ 57,252 ========	$ 67,216 =======	$ 57,414 =======

On March 7, 2001, the Company entered into a third amendment to its Revolving Credit Agreement (revolver) with its banks, which permits borrowings, as defined, up to $90,000,000 through April 26, 2003. It provides the Company an option of borrowing funds at either the prime interest rate or rates based on LIBOR plus a margin adjustment of 2.40%. It also includes a commitment fee of between .25% and .35% on the average daily unborrowed commitment.

Under the most restrictive covenants of the amended agreement, the Company is obligated to maintain a minimum shareholders' equity, as defined, of $42,500,000 on March 30, 2001, $44,500,000 on June 30, 2001, $45,000,000 on September 30, 2001, and $47,500,000 on December 31, 2001, increased on the last day of each fiscal year thereafter by 30% of consolidated net earnings. It is also required to maintain a maximum ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) for the most recent four quarters of 3.00 to 1.00 through September 30, 2001, 2.75 to 1 on December 31, 2001 and thereafter; and a minimum ratio of EBIT (earnings before interest and taxes) to interest of .85 to 1.00 on March 31, 2001, 1.55 to 1.00 on June 30, 2001, 2.25 to 1.00 on September 30, 2001, and 3.00 to 1.00 on December 31, 2001 and thereafter. The Company was in compliance with these key covenants, as amended, at March 31, 2001.

NOTE 6.     OTHER COMPREHENSIVE EARNINGS (LOSS)

Other comprehensive income includes foreign currency translation adjustments and changes in the fair value of the interest rate swap. Total comprehensive earnings for the three-month period ended March 31, 2001 and April 1, 2000, respectively, are as follows:
	THREE MONTHS ENDED
	March 31, 2001	April 1, 2000
	(Dollars in Thousands)

Net earnings (loss)	$ (2,382)	$ (4,279)

Other comprehensive income, net of related tax effects:
Foreign currency translation adjustments	(19)	(16)
Cumulative effect of accounting change	(105)
Change in fair market value of interest rate swap	(111)

Total comprehensive earnings (loss)	$ (2,617) =======	$ (4,295) ========

NOTE 7.     DERIVATIVES AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires that all derivative instruments be reported on the balance sheet at fair value as either assets or liabilities and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

In adopting this standard, the Company has determined that its derivative instrument meets the criteria for cash flow hedge accounting. In order to reduce variable interest rate exposure on borrowings under its existing credit facility and to hedge cash flows, the Company has an interest rate swap agreement which fixes the rate on the notional amount of $10,000,000 at 6.53%. The swap matures in April 2003. The fair value of the Company's swap at January 1, 2001 was a $170,000 liability recorded as a cumulative effect of an accounting change, and at March 31, 2001 it was a $349,000 liability. The adjustments to record the cumulative effect of an accounting change and the net change in fair value during the period ended March 31, 2001 were recorded net of income taxes in other comprehensive income. There was no impact on net income at either January 1, 2001 or for the period ended March 31, 2001, because the swap qualified for hedge accounting treatment and was highly effective. The fair value of the liability is recorded in accrued liabilities.

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

Details to Operating Segments are as follows:
	Three Months Ended March 31, 2001 and April 1, 2000
	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2001

Net sales	$ 39,047	$ 25,685	$ 2,628	$ 67,360
Earnings (loss) from operations	720	(2,310)	86	(1,504)
Depreciation	2,196	1,820	67	4,083
Segment assets	59,986	39,550	2,186	101,722
Capital expenditures	1,253	1,130	21	2,404

2000

Net sales	$ 40,115	$ 24,310	$ 2,966	$ 67,391
Earnings (loss) from operations	(2,262)	(3,019)	207	(5,074)
Depreciation	2,549	1,670	86	4,305
Segment assets	66,926	46,677	2,945	116,548
Capital expenditures	4,065	2,608	76	6,749

Profit or Loss	2001	2000

Operating profit reportable segments	$ (1,590)	$ (5,281)
Other profit/loss	86	207
Unallocated amounts:
Other corporate expense	(1,015)	(1,375)
Interest expense	(1,404)	(981)
Other income - net	(20)	345
Earnings before income taxes	$ (3,943) ========	$ (7,085) ========

Depreciation	2001	2000

Total depreciation for reportable segments	$ 4,016	$ 4,219
Depreciation for other	67	86
Unallocated depreciation	637	582
Consolidated total	$ 4,720 ========	$ 4,887 ========

Assets	2001	2000

Total assets for reportable segments	$ 99,536	$ 113,603
Assets for other	2,186	2,945
Unallocated assets	54,216	55,887
Consolidated total	$ 155,938 ========	$ 172,435 ========

Capital Expenditures	2001	2000

Expenditures for reportable segments	$ 2,383	$ 6,673
Expenditures for other	21	76
Unallocated expenditures	698	1,876
Consolidated total	$ 3,102 ========	$ 8,625 ========

THE DAVEY TREE EXPERT COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2001

Liquidity and Capital Resources

Operating activities provided $1,518,000 in cash during the first quarter of 2001, $7,197,000 less than the amount provided in the first three months of 2000. Even though our net loss for the quarter was substantially reduced from the amount incurred last year, this reduction was more than offset by a significantly lower level of collections on accounts receivable, as well as an acceleration in payments applied against our insurance liabilities.

Our seasonal net loss of $2,382,000 for the first three months of 2001 represented an improvement of $1,897,000 over last year. This improvement is attributable primarily to substantially improved operating earnings experienced by Utility services, resulting from several factors. First, as previously disclosed, we conducted a comprehensive evaluation of all utility contracts in the second half of 2000, and to the extent permitted, we either renegotiated their terms or requested that they be rebid; accordingly, overall pricing on contracts retained in 2001 have improved. Second, in the current year we have realized improved productivity on certain unit price contracts, whereas last year we suffered productivity declines, particularly on certain unit price contracts in California, due to inclement weather. Third, last year we incurred significantly higher repair costs. Also in 2000, we incurred substantially higher start up costs on new accounts and some existing contracts. Finally, last year we experienced a major increase in fuel costs. In contrast with 2000, this year a greater number of our utility contracts now provide for reimbursement of increases in our cost of fuel above certain benchmark levels.

Accounts receivable declined $4,102,000, $8,484,000 less than the reduction effected in the first quarter of 2000. Last year's significant decrease resulted from intensive collection efforts initiated during the final quarter of 1999 necessitated by the inordinate buildup in Residential and Commercial accounts receivable related to that year's implementation of our enterprise-wide information system. The current year reduction is a function of our commitment to continue to effect meaningful reductions in accounts receivable dollars and days outstanding. Compared to last year at this time, days outstanding have declined 10.2 days from 74.4 days to 64.2 days. Compared to year end 2000, they have declined slightly, from 64.3 days to 64.2 days. We perform ongoing credit evaluations of our customers' financial condition for collection purposes. When we determine it is necessary, we provide for an allowance for doubtful accounts.

As previously disclosed in our 8-K filing dated April 13, 2001, on April 6, 2001 one of our largest utility customers, Pacific Gas & Electric Company, filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. Accounts receivable from Pacific Gas & Electric as of March 31, 2001 and as of pre-petition both approximate $12,000,000. We have continued to perform under our contracts with Pacific Gas & Electric post petition and on a post petition basis they will treat our fees for services rendered as administrative expenses and remit payment on those amounts according to the terms of our contracts. Accounts receivable from Pacific Gas & Electric as of May 5, 2001 approximated $13,100,000. Also as previously disclosed, the ultimate impact of the bankruptcy filing on our pre-petition accounts receivable, our post-petition accounts receivable or our future revenues, on a short-term or long-term basis, cannot be determined at this time, and at the earliest may be able to be determined upon the filing of a Plan of Reorganization by Pacific Gas & Electric with the Bankruptcy Court. The date this plan will be filed, and subsequently accepted by the court is also unknown at this time. Currently, no allowance for doubtful accounts has been made. The Company's Executive Vice President, CFO and Secretary-Treasurer, David E. Adante, has been selected to serve as one of eleven members of the unsecured creditors committee reporting to the Bankruptcy Court.

Insurance liabilities declined by $1,113,000, $1,188,000 more than the $75,000 increase in 2000. This reduction is a result of an acceleration in payments to our primary insurer driven by two factors. First, our annual audit premium due under our policy was billed and paid about a month earlier than in prior years; in 2000, this premium was paid during the second quarter. The second factor which influenced the decline in insurance liabilities was a change in how we now reimburse our primary insurer for paid losses. Whereas in prior years we paid for losses falling within our high-deductible one month in arrears, we now remit, or prepay, a predetermined estimate of losses for a given month semimonthly in that month, with a settlement amount for actual losses paid in the following month. Essentially, this has the effect of accelerating these payments by approximately 30 days.

Investing activities used $3,006,000, $5,605,000 less than in 2000 and consistent with our reduced capital budget of approximately $16,000,000.

Financing activities provided $1,474,000 this year, $1,296,000 more than in the first quarter of 2000. The increase over last year is primarily due to an increase in seasonal borrowings necessitated primarily by the lower level of collections on accounts receivable. The increase is also due to a $411,000 increase in the sale of treasury shares, represented mainly by our matching contribution for the 401-k plan; last year's matching contribution was effected in the second quarter.

At March 31, 2001, our primary source of liquidity consisted of $69,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000 of which $2,300,000 was drawn and $1,000,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $105,000,000 of which $56,700,000 was drawn and $13,600,000 was considered drawn to cover outstanding letters of credit. At March 31, 2001, our credit facilities totaled $110,000,000. We believe our available credit will exceed credit requirements and that our liquidity is adequate.

RESULTS OF OPERATIONS

Revenues of $67,360,000 for the first three months of 2001 represented a slight decline of $31,000 from revenues of $67,391,000 recognized in 2000. This decline is primarily the result of a reduction we experienced in Utility service revenues and to a lesser extent a reduction in other revenues, consisting primarily of consulting service revenues. These reductions were almost totally offset by an increase in Residential and Commercial service revenues. The reduction in Utility service revenues is attributable to our comprehensive evaluation/renegotiation and/or rebidding of most contracts in the latter half of 2000 as previously discussed. As a consequence of that process, certain unprofitable contracts were not retained. Accordingly, we anticipate a slightly lower level of utility revenues in the current year. Residential and Commercial services revenues increased, notwithstanding the slightly weaker economic conditions. The increase realized is slightly higher than anticipated and is a result of our continued focus on sales.

Our operating expenses of $47,897,000 declined $3,573,000 from the first quarter of 2000, and as a percentage of revenues they decreased 5.2% to 71.1%. This significant improvement is largely attributable to the factors cited earlier in our discussion, primarily lower relative labor costs resulting from increases in productivity, a reduced level of start up costs, and lower repair and other equipment costs. Accordingly, we expect that as a percentage of revenues, operating expenses will remain lower throughout 2001.

Selling expenses increased $261,000 to $11,369,000 and as a percentage of revenues they increased .4% to 16.9% of sales. The increase is attributable to an increase in district incentives and travel expenses, offset somewhat by a decrease in branch office expenses, primarily in Residential and Commercial services.

Our general and administrative expenses declined $497,000 to $5,775,000, and as a percentage of revenues they decreased .7% to 8.6%. The reduction is attributable chiefly to the administrative changes, particularly those related to the accounting functions for our western Utility services, made at the end of 2000. Accordingly, we expect general and administrative expenses to remain at lower levels throughout 2001.

Depreciation and amortization of $4,838,000 decreased $152,000 from the first quarter of 2000, and as a percentage of revenues decreased .3% to 7.1%. The decline is due to a lower level of capital expenditures in 2000 and the current year.

Even though long-term debt has been reduced by approximately $10,000,000 compared to last year, interest expense increased $423,000 when compared to the first three months of 2000. This is due primarily to approximately $398,000 in interest costs capitalized in 2000.

Our loss before income tax credits decreased $3,142,000 to $3,943,000, and as a percentage of revenues it declined 4.7% to 5.8%. An effective income tax rate of 39.6% was used to compute income tax benefits in 2001 and 2000.

THE DAVEY TREE EXPERT COMPANY

PART II: OTHER INFORMATION
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

i) Items Reported: Item 5. Other Events ii) No Financial Statements iii) Date of Report: January 26, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

BY:	/s/ David E. Adante
David E. Adante
Executive Vice President, CFO and
Secretary-Treasurer

BY:	/s/ Bradley L. Comport
Bradley L. Comport
Corporate Controller

May 15, 2001