Form 10-Q
period 2001-06-30
DAVEY TREE EXPERT CO
filed 2001-08-14
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001	Commission File No. 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of Registrant as specified in its charter)

Ohio	34-0176110
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 North Mantua Street
P.O. Box 5193
Kent, Ohio	44240-5193
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (330) 673-9511

Number of Common Shares Outstanding as of August 13, 2001: 7,778,852

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

YES [X]                 NO [   ]

TABLE OF CONTENTS

		Page No.

	PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Consolidated Balance Sheets - June 30, 2001, July 1, 2000 and December 31, 2000	3

	Consolidated Statements of Net Earnings - Three months ended June 30, 2001 and July 1, 2000	4

	Consolidated Statements of Net Earnings - Six months ended June 30, 2001 and July 1, 2000	5

	Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and July 1, 2000	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

	PART II- OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders	16

Item 5:	Other Information	16

Item 6:	Exhibits and Reports on Form 8-K	16

	EXHIBITS

	None

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(UNAUDITED)
	June 30, 2001	July 1, 2000	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$ 69	$ 462	$ 83
Accounts Receivable	67,669	61,846	56,372
Refundable Income Taxes	377	2,711	2,281
Operating Supplies	2,980	3,149	2,574
Prepaid Expenses and Other Assets	3,477	3,666	3,814
Deferred Income Taxes	2,762	2,014	2,635
Total Current Assets	77,334	73,848	67,759

PROPERTY AND EQUIPMENT:
Land and Land Improvements	6,434	6,511	6,429
Buildings and Leasehold Improvements	18,702	18,710	18,713
Equipment	201,810	211,525	202,976
	226,946	236,746	228,118
Less Accumulated Depreciation	150,859	150,883	150,042
Net Property and Equipment	76,087	85,863	78,076

OTHER ASSETS AND INTANGIBLES	14,460	12,446	13,422

TOTAL ASSETS	$ 167,881 ========	$ 172,157 ========	$ 159,257 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	15,283	14,290	12,789
Accrued Liabilities	13,185	10,458	11,575
Insurance Liabilities	6,507	6,325	5,625
Notes Payable, Bank		307	826
Current Maturities of Long-Term Debt	5,528	11,674	1,123
Current Obligations Under Capital Leases	518	458	501
Total Current Liabilities	41,021	43,512	32,439

LONG-TERM DEBT	56,781	60,449	57,414
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	3,827	4,090	4,090
DEFERRED INCOME TAXES	5,920	4,731	5,920
INSURANCE LIABILITIES	10,236	10,429	11,211
OTHER LIABILITIES	853	700	791
TOTAL LIABILITIES	118,638	123,911	111,865

SHAREHOLDERS' EQUITY
Preferred Shares - No Par Value; Authorized 4,000,000 Shares; None Issued Common Shares - $1.00 Par Value; Authorized 12,000,000 Shares; Issued 10,728,440 Shares	10,728	10,728	10,728
Additional Paid In Capital	4,773	3,394	4,308
Retained Earnings	74,936	73,648	72,328
Accumulated Other Comprehensive Income (Loss)	(971)	(649)	(745)
	89,466	87,121	86,619
LESS:
Treasury Shares at cost:
3,021,377 Shares at June 30, 2001; 2,889,583 Shares at July 1, 2000; and 2,932,289 Shares at December 31, 2000	(40,223)	(38,875)	(39,227)

TOTAL SHAREHOLDERS' EQUITY	49,243	48,246	47,392

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 167,881 ========	$ 172,157 ========	$ 159,257 ========
See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF NET EARNINGS
Three Months Ended June 30, 2001 and July 1, 2000
(Dollars in Thousands, Except Earnings Per Share Amounts)
(UNAUDITED)

	June 30, 2001		July 1, 2000

REVENUES	$ 93,279	100.0%	$ 88,070	100.0%

COSTS AND EXPENSES:

Operating	59,106	63.4	59,209	67.2
Selling	13,643	14.6	12,653	14.4
General and Administrative	5,589	6.0	6,069	6.9
Depreciation and Amortization	4,894	5.2	5,385	6.1

TOTAL COSTS AND EXPENSES	83,232	89.2	83,316	94.6

EARNINGS FROM OPERATIONS	10,047	10.8	4,754	5.4

INTEREST EXPENSE	(1,458)	(1.6)	(1,613)	(1.8)

OTHER INCOME - NET	379	0.4	20

EARNINGS BEFORE INCOME TAXES	8,968	9.6	3,161	3.6

INCOME TAXES	3,551	3.8	1,252	1.4

NET EARNINGS	$ 5,417 ========	5.8% =====	$ 1,909 ========	2.2% ======

EARNINGS PER COMMON SHARE	$ 0.70 ========		$ 0.24 ========

EARNINGS PER COMMON SHARE -
ASSUMING DILUTION	$ 0.66 ========		$ 0.22 ========

BASIC EARNINGS SHARES	7,767,895 ========		7,986,784 ========

DILUTED EARNINGS SHARES	8,232,927 ========		8,626,779 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF NET EARNINGS
Six Months Ended June 30, 2001 and July 1, 2000
(Dollars in Thousands, Except Earnings Per Share Amounts)
(UNAUDITED)

	June 30, 2001		July 1, 2000

REVENUES	$ 160,639	100.0%	$ 155,461	100.0%

COSTS AND EXPENSES:

Operating	107,003	66.6	110,679	71.2
Selling	25,012	15.6	23,761	15.3
General and Administrative	11,364	7.1	12,341	7.9
Depreciation and Amortization	9,732	6.0	10,375	6.7

TOTAL COSTS AND EXPENSES	153,111	95.3	157,156	101.1

EARNINGS FROM OPERATIONS	7,528	4.7	(1,695)	(1.1)

INTEREST EXPENSE	(2,862)	(1.8)	(2,594)	(1.6)

OTHER INCOME - NET	359	0.2	365	0.2

EARNINGS (LOSS) BEFORE INCOME TAXES	5,025	3.1	(3,924)	(2.5)

INCOME TAXES (BENEFIT)	1,990	1.2	(1,554)	(1.0)

NET EARNINGS (LOSS)	$ 3,035 ========	1.9% ======	$ (2,370) ========	(1.5)% ======

EARNINGS (LOSS) PER COMMON SHARE	$ 0.39 ========		$ (0.29) ========

EARNINGS (LOSS) PER COMMON SHARE -
ASSUMING DILUTION	$ 0.37 ========		$ (0.29) ========

BASIC EARNINGS SHARES	7,780,908 ========		8,057,397 ========

DILUTED EARNINGS SHARES	8,291,967 ========		8,057,397 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Six Months Ended June 30, 2001 and July 1, 2000
(Dollars in Thousands)
(UNAUDITED)

	June 30, 2001	July 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings (Loss)	$ 3,035	$ (2,370)

Adjustments to Reconcile Net Earnings to
Net Cash (Used In) Provided by Operating Activities:
Depreciation	9,500	10,164
Amortization	232	211
Deferred Income Taxes	(127)
Other	(704)	(160)
	11,936	7,845
Change in Operating Assets and Liabilities:
Accounts Receivable	(11,297)	9,606
Other Assets	(1,319)	(2,337)
Refundable Income Taxes	1,904	(336)
Accounts Payable and Accrued Liabilities	4,533	1,093
Insurance Liabilities	(93)	844
Other Liabilities	62	(12)
Net Cash Provided By Operating Activities	5,726	16,703

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sales of Property and Equipment	910	153
Acquisitions	(83)	(452)
Capital Expenditures:
Land and Buildings	(110)	(279)
Equipment	(7,770)	(11,753)
Net Cash Used In Investing Activities	(7,053)	(12,331)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings Under Notes Payable, Bank	(826)	(193)
Principal Payments of Long-Term Debt	(1,251)	(936)
Proceeds from Issuance of Long-Term Debt	4,777	3,300
Sales of Treasury Shares	1,480	741
Dividends Paid	(856)	(883)
Repurchase of Common Shares	(2,011)	(6,002)
Net Cash Provided By (Used in) Financing Activities	1,313	(3,973)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14)	399
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	83	63
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 69 =========	$ 462 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2001
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements as of June 30, 2001 and July 1, 2000 and for the periods then ended have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period.

NOTE 2.     RESULTS OF OPERATIONS

Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended June 30, 2001 and July 1, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3.     DIVIDENDS

On June 10, 2001, and June 10, 2000, the Registrant paid a $.055 per share dividend to all shareholders of record at June 1 of each year. For the six months ended June 30, 2001 and June 30, 2000, the Registrant paid cumulative dividends of $.11 per share each year to all shareholders of record.

NOTE 4.     ACCRUED LIABILITIES

Accrued liabilities consisted of:

	June 30, 2001	July 1, 2000	Dec. 31, 2000
	(Dollars In Thousands)
Compensation	$ 4,561	$ 5,059	$ 5,652
Vacation	3,226	2,765	2,713
Medical Claims	1,871	476	984
Taxes, other than taxes on income	2,417	1,924	501
Other	1,110	234	1,725
	$ 13,185 =======	$ 10,458 ========	$ 11,575 ========

NOTE 5.     LONG-TERM DEBT

Long-term debt consisted of:
	June 30, 2001	July 1, 2000	Dec. 31, 2000
	(Dollars In Thousands)
Revolving Credit Agreement:
Prime rate borrowings	$ 2,000	$ 900	$ 6,400
London Interbank Offered Rate
(LIBOR) borrowings	59,000	69,000	50,000
	61,000	69,900	56,400

Subordinated notes - stock redemption	861	1,188	1,166
Term loans and others	448	1,035	971
	62,309	72,123	58,537

Less current maturities	5,528	11,674	1,123
	$ 56,781 ========	$ 60,449 =======	$ 57,414 =======

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

Under the most restrictive covenants of the amended agreement, the Company is obligated to maintain a minimum shareholders' equity, as defined, of $44,500,000 on June 30, 2001, $45,000,000 on September 30, 2001, and $47,500,000 on December 31, 2001, increased on the last day of each fiscal year thereafter by 30% of consolidated net earnings. It is also required to maintain a maximum ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) for the most recent four quarters of 3.00 to 1.00 through September 30, 2001, 2.75 to 1 on December 31, 2001 and thereafter; and a minimum ratio of EBIT (earnings before interest and taxes) to interest of 1.55 to 1.00 on June 30, 2001, 2.25 to 1.00 on September 30, 2001, and 3.00 to 1.00 on December 31, 2001 and thereafter. The Company was in compliance with these key covenants, as amended, at June 30, 2001.

NOTE 6.     OTHER COMPREHENSIVE EARNINGS (LOSS)

Other comprehensive income includes foreign currency translation adjustments and changes in the fair value of the interest rate swap. Total comprehensive earnings for the three- and six-month periods ended June 30, 2001 and July 1, 2000, respectively, are as follows:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
	(Dollars in Thousands)		(Dollars in Thousands)

Net earnings (loss)	$ 5,417	$ 1,909	$ 3,035	$ (2,370)

Other comprehensive income, net of related tax effects:
Foreign currency translation adjustments		(90)	(19)	(106)
Cumulative effect of accounting change			(105)
Change in fair market value of interest rate swap	9		(102)

Total comprehensive earnings (loss)	$ 5,426 =======	$ 1,819 ======	$ 2,809 ======	$ (2,476) ======

NOTE 7.     DERIVATIVES AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires that all derivative instruments be reported on the balance sheet at fair value as either assets or liabilities and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

In adopting this standard, the Company has determined that its derivative instrument meets the criteria for cash flow hedge accounting. In order to reduce variable interest rate exposure on borrowings under its existing credit facility and to hedge cash flows, the Company has an interest rate swap agreement which fixes the rate on the notional amount of $10,000,000 at 6.53%. The swap matures in April 2003. The fair value of the Company's swap at January 1, 2001 was a $170,000 liability recorded as a cumulative effect of an accounting change, and at June 30, 2001 it was a $334,000 liability. The adjustments to record the cumulative effect of an accounting change and the net change in fair value during the period ended June 30, 2001 were recorded net of income taxes in other comprehensive income. There was no impact on net income at either January 1, 2001 or for the period ended June 30, 2001, because the swap qualified for hedge accounting treatment and was highly effective. The fair value of the liability is recorded in accrued liabilities.

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

Details to Operating Segments are as follows:
	Six Months Ended June 30, 2001 and July 1, 2000
	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2001

Net sales	$ 79,861	$ 75,891	$ 4,887	$ 160,639
Earnings from operations	2,611	6,662	220	9,493
Depreciation	4,400	3,623	132	8,155
Segment assets	59,859	54,125	2,811	116,795
Capital expenditures	3,062	2,839	63	5,964

2000

Net sales	$ 82,818	$ 66,688	$ 5,955	$ 155,461
Earnings (loss) from operations	(2,629)	2,743	280	394
Depreciation	5,192	3,460	172	8,824
Segment assets	65,073	52,000	2,736	119,809
Capital expenditures	7,141	2,766	72	9,979
Profit or Loss	2001	2000

Operating profit reportable segments	$ 9,273	$ 114
Other profit/loss	220	280
Unallocated amounts:
Other corporate expense	(1,965)	(2,089)
Interest expense	(2,862)	(2,594)
Other income - net	359	365
Earnings before income taxes	$ 5,025 ========	$ (3,924) ========

Depreciation	2001	2000

Total depreciation for reportable segments	$ 8,023	$ 8,652
Depreciation for other	132	172
Unallocated depreciation	1,345	1,340
Consolidated total	$ 9,500 ========	$ 10,164 ========

Assets	2001	2000

Total assets for reportable segments	$ 113,984	$ 117,073
Assets for other	2,811	2,736
Unallocated assets	51,086	52,348
Consolidated total	$ 167,881 ========	$ 172,157 ========

Capital Expenditures	2001	2000

Expenditures for reportable segments	$ 5,901	$ 9,907
Expenditures for other	63	72
Unallocated expenditures	1,916	2,053
Consolidated total	$ 7,880 ========	$ 12,032 ========

	Three Months Ended June 30, 2001 and July 1, 2000
	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2001

Net sales	$ 40,814	$ 50,206	$ 2,259	$ 93,279
Earnings from operations	1,891	8,972	134	10,997
Depreciation	2,204	1,803	65	4,072
Segment assets	(127)	14,575	625	15,073
Capital expenditures	1,809	1,709	42	3,560

2000

Net sales	$ 42,703	$ 42,378	$ 2,989	$ 88,070
Earnings (loss) from operations	(367)	5,762	73	5,468
Depreciation	2,643	1,790	86	4,519
Segment assets	(1,853)	5,323	(209)	3,261
Capital expenditures	3,076	158	(4)	3,230

Profit or Loss	2001	2000

Operating profit reportable segments	$ 10,863	$ 5,395
Other profit/loss	134	73
Unallocated amounts:
Other corporate expense	(950)	(714)
Interest expense	(1,458)	(1,613)
Other income - net	379	20
Earnings before income taxes	$ 8,968 =========	$ 3,161 ========

Depreciation	2001	2000

Total depreciation for reportable segments	$ 4,007	$ 4,433
Depreciation for other	65	86
Unallocated depreciation	708	758
Consolidated total	$ 4,780 ========	$ 5,277 ========

Capital Expenditures	2001	2000

Expenditures for reportable segments	$ 3,518	$ 3,234
Expenditures for other	42	(4)
Unallocated expenditures	1,218	177
Consolidated total	$ 4,778 ========	$ 3,407 ========

NOTE 9.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not determined the impact these pronouncements will have on its financial statements upon their adoption.

THE DAVEY TREE EXPERT COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2001

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $5,726,000 in cash during the first six months of 2001, $10,977,000 less than that provided last year. Even though we realized a significant improvement in our net earnings, the net reduction in cash provided was largely the result of an overall increase in accounts receivable in 2001, compared to the decreases effected in 2000.

Our net earnings for the first six months of $3,035,000 represent a $5,405,000 improvement over the net loss of $2,370,000 experienced in 2000. This is a function of significantly improved operating earnings contributed by Utility services, as well as substantially higher operating earnings generated by Residential and Commercial services.

The overall improvement in Utility services operating earnings continues to result from several factors. Chiefly, these factors include an overall improved level of pricing obtained on contracts in the latter part of 2000, improved productivity on certain unit price contracts, lower repair and fuel costs, and a reduced level of costs associated both with contracts that were "start ups" on new or existing accounts, as well as lower costs incurred on contract "shutdowns." The improvement in Residential and Commercial services operating earnings is primarily attributable to a higher level of sales generally.

Accounts receivable increased $11,297,000 in 2001, in contrast with a decrease of $9,606,000 in 2000. Last year we realized the benefit of intensified collection activity subsequent to the inordinate buildup in accounts receivable associated with the implementation of our new enterprise-wide information system in 1999; in 2001, even though our accounts receivable dollars have increased from last year at this time by $5,823,000, our days outstanding have increased only slightly from 59.9 days to 61.7 days, but are 2.6 days below the year end 2000 level of 64.3 days. We continue to remain committed to meaningful reductions in accounts receivable dollars and days outstanding. We perform ongoing credit evaluations of our customers' financial condition for collection purposes, and when determined necessary, we provide for an allowance for doubtful accounts.

As previously disclosed, on April 6, 2001, one of our largest utility customers, Pacific Gas and Electric Company, filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. Total accounts receivable from Pacific Gas and Electric as of June 30, 2001 and pre-petition totaled approximately $15,619,000 and $14,058,000, respectively. We continue to perform under our contracts with Pacific Gas and Electric post petition, and on that basis they are treating our fees for services rendered as administrative expenses and remit payment on those amounts according to the terms of our contracts. Accounts receivable from Pacific Gas and Electric as of August 6, 2001 approximated $15,056,000. As we have previously disclosed, the ultimate impact of the bankruptcy filing on our pre-petition accounts receivable, our post-petition accounts receivable or on future revenues, on a short-term or long-term basis, cannot be determined at this time, and at the earliest may be able to be determined upon the filing of a Plan of Reorganization by Pacific Gas and Electric with the Bankruptcy Court. The date this plan will be filed, and subsequently accepted by the court is also unknown at this time. Currently, no allowance for doubtful accounts has been made.

Our refundable income taxes decreased $1,904,000, a function of improved profitability in the current year.

Accounts payable and accrued liabilities provided $4,533,000 in cash, $3,440,000 more than in 2000. The current year increase in accounts payable is attributable to several factors. First, a portion of the increase is attributable to an additional week of payroll accrued at month end related to our move this year to a week's delay in payroll processing, a change made to facilitate the generation of field payrolls. Second, the increase resulted from a difference in the timing of when payment to a major fuel vendor was made, as well as a difference in the period during which our semi-annual settlement of the employee stock purchase plan withholding occurred. Third, it resulted from amounts due vendors for materials on several commercial services projects.

Accrued liabilities increased $1,610,000 in 2001, primarily due to increases in accruals related to our group insurance plan and amounts accrued for taxes, other than taxes on income. The higher level of accruals associated with our group insurance are due to an increased level of claims. As a means of encouraging cost effective utilization of available benefits, as of June 1, 2001 we switched to a new preferred provider organization and third party administrator. While it is too soon to pass judgement on the effectiveness of this change, thus far claims are at a relatively lower level in 2001 compared to 2000.

The increase in accruals for taxes, other than taxes on income, when compared to December 31, 2000, is primarily due to three factors. First, a portion of the increase is attributable to an additional week of taxes accrued at month end related to the week's delay in payroll processing, previously discussed. Second, the increase from year end is due to the general seasonality of our business. Finally, the increase from year end is due to a higher level of accruals for federal and state unemployment taxes.

Insurance liabilities declined $93,000, $937,000 more than the increase of $844,000 last year. The current year decline occurred primarily due to an approximate $800,000 payment in April 2001 to our primary insurer as reimbursement for losses falling within our self-insured retention (deductible) attributable to the 1997 policy year, which had previously been accrued. Our insurer failed to bill us for those costs due to an administrative oversight.

Investing activities used $7,053,000 in cash, $5,278,000 less than last year. The current year reduction is largely attributable to a significantly lower level of capital expenditures, as well as an increase in proceeds from the sale of equipment. Capital expenditures for the year are expected to be lower than our original plan of approximately $16,000,000, yet adequate to maintain equipment on existing operations.

Financing activities provided $1,313,000 during the first six months of 2001, $5,286,000 more than the $3,973,000 used in 2000. Most of the increase over 2000 is attributable to a substantially lower level of common stock repurchases, coupled with an increase in the sale of treasury shares.

At June 30, 2001, our main source of liquidity consisted of $69,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $1,600,000 of which $1,000,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $105,000,000 of which $61,000,000 was drawn and $13,400,000 was considered drawn to cover outstanding letters of credit. At June 30, 2001, our credit facilities totaled $106,600,000. We believe our available credit will exceed credit requirements and that our liquidity is adequate.

RESULTS OF OPERATIONS

Revenues of $160,639,000 for the first six months of 2001 increased $5,178,000 or 3.3% over 2000 revenues of $155,461,000. In the second quarter of 2001, revenues of $93,279,000 were $5,209,000 higher than last year's $88,070,000, an increase of 5.9%. The year to date increase is attributable to substantially higher Residential and Commercial services revenues, partially offset by a decline in Utility service and other revenues. Residential and Commercial services revenues increased despite a weakening economy, and result from our continued focus on sales. The reduction in Utility services revenues is a direct result of our comprehensive evaluation/renegotiation and/or rebidding of most contracts during the latter half of 2000.

Operating expenses declined in both dollars and as a percentage of sales for the quarter and year to date. For the quarter, they decreased $103,000 to $59,106,000, and as a percentage of revenues they fell 3.8% to 63.4%. Year to date, they decreased $3,676,000 to $107,003,000, and as a percentage of revenues they declined 4.6% to 66.6%. These reductions continue to reflect the favorable impact of several factors, namely lower relative labor costs resulting from increases in productivity, a lower level of start up costs, and decreased repair and other equipment costs. Accordingly, we continue to expect that as a percentage of revenues, operating expenses will remain lower throughout 2001.

Selling expenses of $13,643,000 in the second quarter increased $990,000 from last year, and as a percentage of revenues they increased slightly from 14.4% to 14.6%. For the first six months, these costs totaled $25,012,000, an increase of $1,251,000 or .3% as a percentage of revenues. The increase is due to increased commissions resulting from the higher level of profitability in Residential and Commercial services.

Our general and administrative expenses declined in both dollars and as a percentage of revenues in the quarter and year to date. In the quarter they decreased $480,000 from last year to $5,589,000, and as a percentage of revenues they fell .9% to 6.0%. Year to date, these costs declined $977,000 to $11,364,000, and .8% as a percentage of revenues. The reductions continue to favorably reflect the administrative changes, particularly those related to the accounting functions for our western Utility services, made in the latter part of 2000. We expect a lower level of these costs through the balance of 2001.

Depreciation and amortization expense also has declined in dollars and as a percentage of revenues in the quarter and year to date. For the first six months, it totaled $9,732,000, a decline of $643,000 from 2000. As a percentage of revenues, it decreased .7% to 6.0%. Both the dollar and percentage reductions are due to the significantly lower level of capital expenditures in 2000 and the first six months of 2001.

Despite an approximate $10,000,000 reduction in long-term debt from last year, interest expense increased primarily due to two factors. First, amendments made to our credit facility have increased the spread on LIBOR based borrowings by approximately 100 basis points over last year. Second, approximately $398,000 in interest costs were capitalized in 2000.

As a result of the above factors, earnings before income taxes increased $8,949,000 and 5.6% as a percentage of revenues to $5,025,000 from last year's loss of $3,924,000. In the quarter, they increased $5,807,000 and 6.0% as a percentage of revenues to $8,968,000. An effective income tax rate of 39.6% was used to calculate the income tax in 2001 and the income tax benefit in 2000.

THE DAVEY TREE EXPERT COMPANY

PART II: OTHER INFORMATION

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2001 the Registrant held its annual meeting of shareholders. The shareholders voted to:

a.     Elect the following persons to serve as directors for a term to expire on the date of the annual meeting in 2004:

                                                R. Cary Blair
                                                Douglas K. Hall
                                                James H. Miller

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

i) Items Reported: Item 5. Other Events ii) No Financial Statements iii) Date of Report: April 13, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

BY:	/s/ David E. Adante
David E. Adante
Executive Vice President, CFO and
Secretary

BY:	/s/ Bradley L. Comport
Bradley L. Comport
Treasurer

August 14, 2001