Form 10-Q
period 2001-09-29
DAVEY TREE EXPERT CO
filed 2001-11-13
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 29, 2001	Commission File No. 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of Registrant as specified in its charter)

Ohio	34-0176110
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 North Mantua Street
P.O. Box 5193
Kent, Ohio	44240-5193
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (330) 673-9511

Number of Common Shares Outstanding as of November 12, 2001: 7,691,852

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety (90) days.

YES [X]                 NO [   ]

TABLE OF CONTENTS

		Page No.

	PART I- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Consolidated Balance Sheets - September 29, 2001, September 30, 2000 and December 31, 2000	3
	Consolidated Statements of Net Earnings - Three months ended September 29, 2001 and September 30, 2000	4
	Consolidated Statements of Net Earnings (Loss) - Nine months ended September 29, 2001 and September 30, 2000	5
	Consolidated Statements of Cash Flows - Nine months ended September 29, 2001 and September 30, 2000	6
	Notes to Consolidated Financial Statements	7
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

	PART II- OTHER INFORMATION
Item 4:	Submission of Matters to a Vote of Security Holders	16
Item 5:	Other Information	16
Item 6:	Exhibits and Reports on Form 8-K	16

	EXHIBITS
	None

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(UNAUDITED)
	September 29, 2001	September 30, 2000	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$ 69	$ 123	$ 83
Accounts Receivable	63,677	60,926	56,372
Refundable Income Taxes		1,821	2,281
Operating Supplies	2,598	2,708	2,574
Prepaid Expenses and Other Assets	4,661	4,307	3,814
Deferred Income Taxes	2,837	2,117	2,635
Total Current Assets	73,842	72,002	67,759

PROPERTY AND EQUIPMENT:
Land and Land Improvements	6,440	6,522	6,429
Buildings and Leasehold Improvements	18,646	18,773	18,713
Equipment	200,179	209,138	202,976
	225,265	234,433	228,118
Less Accumulated Depreciation	153,092	152,122	150,042
Net Property and Equipment	72,173	82,311	78,076

OTHER ASSETS AND INTANGIBLES	14,598	12,358	13,422
TOTAL ASSETS	$ 160,613 ===========	$ 166,671 =========	$ 159,257 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	12,709	10,153	12,789
Accrued Liabilities	12,976	12,501	11,575
Insurance Liabilities	5,801	6,861	5,625
Income Taxes Payable (Refundable)	2,132
Notes Payable, Bank			826
Current Maturities of Long-Term Debt	2,291	6,677	1,123
Current Obligations Under Capital Leases	526	493	501
Total Current Liabilities	36,435	36,685	32,439

LONG-TERM DEBT	51,879	61,480	57,414
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	3,692	4,218	4,090
DEFERRED INCOME TAXES	5,356	4,835	5,920
INSURANCE LIABILITIES	11,428	9,581	11,211
OTHER LIABILITIES	780	495	791
TOTAL LIABILITIES	109,570	117,294	111,865

SHAREHOLDERS' EQUITY
Preferred Shares - No Par Value; Authorized 4,000,000 Shares; None Issued Common Shares - $1.00 Par Value; Authorized 12,000,000 Shares; Issued 10,728,440 Shares	10,728	10,728	10,728
Additional Paid In Capital	4,976	3,685	4,308
Retained Earnings	77,258	74,509	72,328
Accumulated Other Comprehensive Loss	(1,101)	(641)	(745)
	91,861	88,281	86,619
LESS:
Treasury Shares at cost:
2,985,882 Shares at September 29, 2001; 2,920,363 Shares at September 30, 2000; and 2,932,289 Shares at December 31, 2000	(40,818)	(38,904)	(39,227)
TOTAL SHAREHOLDERS' EQUITY	51,043	49,377	47,392
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 160,613 ==========	$ 166,671 =========	$ 159,257 =========
See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF NET EARNINGS
Three Months Ended September 29, 2001 and September 30, 2000
(Dollars in Thousands, Except Earnings Per Share Amounts)
(UNAUDITED)

	September 29, 2001		September 30, 2000

REVENUES	$ 85,251	100.0%	$ 85,440	100.0%

COSTS AND EXPENSES:

Operating	55,781	65.4	56,946	66.7
Selling	13,398	15.7	14,367	16.8
General and Administrative	5,257	6.2	5,376	6.3
Depreciation and Amortization	4,987	5.9	5,373	6.3

TOTAL COSTS AND EXPENSES	79,423	93.2	82,062	96.1

EARNINGS FROM OPERATIONS	5,828	6.8	3,378	3.9

INTEREST EXPENSE	(1,232)	(1.4)	(1,792)	(2.1)

OTHER INCOME/(EXPENSE) - NET	(48)	(0.1)	519	0.6

EARNINGS BEFORE INCOME TAXES	4,548	5.3	2,105	2.4

INCOME TAXES	1,801	2.1	833	1.0

NET EARNINGS	$ 2,747 ==========	3.2% =======	$ 1,272 =======	1.4% ======

EARNINGS PER COMMON SHARE	$ 0.35 =========		$ 0.16 =======

EARNINGS PER COMMON SHARE -
ASSUMING DILUTION	$ 0.33 =========		$ 0.15 =======

BASIC EARNINGS SHARES	7,853,341 =========		7,922,476 ========

DILUTED EARNINGS SHARES	8,329,496 =========		8,567,175 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)
Nine Months Ended September 29, 2001 and September 30, 2000
(Dollars in Thousands, Except Earnings Per Share Amounts)
(UNAUDITED)

	September 29, 2001		September 30, 2000

REVENUES	$ 245,890	100.0%	$ 240,901	100.0%

COSTS AND EXPENSES:

Operating	162,784	66.2	167,625	69.6
Selling	38,410	15.6	38,128	15.8
General and Administrative	16,621	6.8	17,717	7.4
Depreciation and Amortization	14,719	6.0	15,748	6.5

TOTAL COSTS AND EXPENSES	232,534	94.6	239,218	99.3

EARNINGS FROM OPERATIONS	13,356	5.4	1,683	0.7

INTEREST EXPENSE	(4,094)	(1.6)	(4,386)	(1.8)

OTHER INCOME - NET	311	0.1	884	0.4

EARNINGS (LOSS) BEFORE INCOME TAXES	9,573	3.9	(1,819)	(0.7)

INCOME TAXES (BENEFIT)	3,791	1.5	(721)	(0.3)

NET EARNINGS (LOSS)	$ 5,782 =========	2.4% ======	$ (1,098) =======	(0.4)% =======

EARNINGS (LOSS) PER COMMON SHARE	$ 0.74 ========		$ (0.14) =======

EARNINGS (LOSS) PER COMMON SHARE -
ASSUMING DILUTION	$ 0.70 ========		$ (0.14) =======

BASIC EARNINGS SHARES	7,776,551 ========		7,982,909 ========

DILUTED EARNINGS SHARES	8,260,196 ========		7,982,909 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Nine Months Ended September 29, 2001 and September 30, 2000
(Dollars in Thousands)
(UNAUDITED)

	September 29, __ 2001	September 30, __ 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings (Loss)	$ 5,782	$ (1,098)

Adjustments to Reconcile Net Earnings (Loss) to
Net Cash Provided by Operating Activities:
Depreciation	14,374	15,406
Amortization	345	342
Deferred Income Taxes	(766)	1
Other	(978)	(537)
	18,757	14,114
Change in Operating Assets and Liabilities:
Accounts Receivable	(7,305)	10,526
Other Assets	(2,372)	(2,580)
Accounts Payable and Accrued Liabilities	1,750	(1,001)
Insurance Liabilities	393	532
Income Tax Liabilities	4,413	554
Other Liabilities	(11)	(217)
Net Cash Provided By Operating Activities	15,625	21,928

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sales of Property and Equipment	1,336	187
Acquisitions	(83)	(452)
Capital Expenditures:
Land and Buildings	(129)	(333)
Equipment	(8,991)	(13,018)
Net Cash Used In Investing Activities	(7,867)	(13,616)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings (Payments) Under Notes Payable, Bank	(826)	(500)
Principal Payments of Long-Term Debt	(7,098)	(1,439)
Proceeds from Issuance of Long-Term Debt	2,358
Sales of Treasury Shares	2,193	1,474
Dividends Paid	(1,283)	(1,314)
Repurchase of Common Shares	(3,116)	(6,473)
Net Cash Used In Financing Activities	(7,772)	(8,252)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14)	60
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	83	63
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 69 =======	$ 123 ========

See Notes to Consolidated Financial Statements

THE DAVEY TREE EXPERT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 29, 2001
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements as of September 29, 2001 and September 30, 2000 and for the periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Reclassifications have been made to the prior-year financial statements to conform to the current year presentation.

Earnings per common share - assuming dilution was calculated by using the weighted average number of common shares outstanding, including the dilutive effect of stock options, during the period.

NOTE 2.     RESULTS OF OPERATIONS

Due to the seasonal nature of some of the Company's services, the results of operations for the periods ended September 29, 2001 and September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3.     DIVIDENDS

On September 10, 2001 and September 10, 2000, the Company paid a $.055 per share dividend to all shareholders of record at September 1 of each year. For the nine months ended September 29, 2001 and September 30, 2000, the Registrant paid cumulative dividends of $.165 per share each year to all shareholders of record.

NOTE 4.     ACCRUED LIABILITIES

Accrued liabilities consisted of:

	Sept. 29, 2001	Sept. 30, 2000	Dec. 31, 2000
	(Dollars In Thousands)
Compensation	$ 5,903	$ 6,686	$ 5,652
Vacation	3,221	2,952	2,713
Medical Claims	1,506	57	984
Taxes, other than taxes on income	948	2,651	501
Other	1,398	155	1,725
	$ 12,976 =========	$ 12,501 =========	$ 11,575 =========

NOTE 5.     LONG-TERM DEBT

Long-term debt consisted of:

	Sept. 29, 2001	Sept. 30, 2000	Dec. 31, 2000
	(Dollars In Thousands)
Revolving Credit Agreement:
Prime rate borrowings	$ 2,200	$ 3,700	$ 6,400
London Interbank Offered Rate
(LIBOR) borrowings	49,000	62,000	50,000
	51,200	65,700	56,400

Subordinated notes - stock redemption	861	1,188	1,166
Term loans and others	2,109	1,269	971
	54,170	68,157	58,537

Less current maturities	2,291	6,677	1,123
	$ 51,879 ==========	$ 61,480 =========	$ 57,414 =========

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

Under the most restrictive covenants of the amended agreement, the Company is obligated to maintain a minimum shareholders' equity, as defined, of $45,000,000 on September 29, 2001, and $47,500,000 on December 31, 2001, increased on the last day of each fiscal year thereafter by 30% of consolidated net earnings. It is also required to maintain a maximum ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) for the most recent four quarters of 3.00 to 1.00 through September 30, 2001, 2.75 to 1 on December 31, 2001 and thereafter; and a minimum ratio of EBIT (earnings before interest and taxes) to interest of 2.25 to 1.00 on September 30, 2001, and 3.00 to 1.00 on December 31, 2001 and thereafter. The Company was in compliance with these key covenants, as amended, at September 29, 2001.

NOTE 6.     OTHER COMPREHENSIVE EARNINGS (LOSS)

Other comprehensive income includes foreign currency translation adjustments and changes in the fair value of the interest rate swap. Total comprehensive earnings (loss) for the three- and nine-month periods ended September 29, 2001 and September 30, 2000, respectively, are as follows:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000
	(Dollars in Thousands)		(Dollars in Thousands)

Net earnings (loss)	$ 2,747	$ 1,272	$ 5,782	$ (1,098)

Other comprehensive income, net of related tax effects:
Foreign currency translation adjustments	(8)	8	(27)	(98)
Cumulative effect of accounting change			(105)
Change in fair market value of interest rate swap, net of tax benefits of $75 and $202 for the three-month and nine-month periods then ended	(122)		(224)

Total comprehensive earnings (loss)	$ 2,617 ========	$ 1,280 =======	$ 5,426 ========	$ (1,196) =======

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

In adopting this standard, the Company has determined that its derivative instrument meets the criteria for cash flow hedge accounting. In order to reduce variable interest rate exposure on borrowings under its existing credit facility and to hedge cash flows, the Company has an interest rate swap agreement which fixes the rate on the notional amount of $10,000,000 at 6.53%. The swap matures on March 31, 2003. The fair value of the Company's swap at January 1, 2001 was a $170,000 liability recorded as a cumulative effect of an accounting change, and at September 29, 2001 it was a $531,000 liability. The adjustments to record the cumulative effect of an accounting change and the net change in fair value during the period ended September 29, 2001 were recorded net of income taxes in other comprehensive income. There was no impact on net income at either January 1, 2001 or for the period ended September 29, 2001, because the swap qualified for hedge accounting treatment and was highly effective. The fair value of the liability is recorded in accrued liabilities.

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

Details to Operating Segments are as follows:
	Nine Months Ended September 29, 2001 and September 30, 2000
	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2001

Net sales	$ 119,215	$ 119,268	$ 7,407	$ 245,890
Earnings from operations	3,469	12,432	403	16,304
Depreciation	6,574	5,487	180	12,241
Segment assets	57,441	48,901	3,030	109,372
Capital expenditures	3,792	3,244	71	7,107

2000

Net sales	$ 124,517	$ 108,170	$ 8,214	$ 240,901
Earnings (loss) from operations	(3,811)	8,096	325	4,610
Depreciation	7,619	5,313	258	13,190
Segment assets	65,333	46,239	2,408	113,980
Capital expenditures	5,931	4,604	105	10,640
Profit or Loss	2001	2000

Operating profit reportable segments	$ 15,901	$ 4,285
Other profit/loss	403	325
Unallocated amounts:
Other corporate expense	(2,948)	(2,927)
Interest expense	(4,094)	(4,386)
Other income - net	311	884
Earnings before income taxes	$ 9,573 ========	$ (1,819) ========

Depreciation	2001	2000

Total depreciation for reportable segments	$ 12,061	$ 12,932
Depreciation for other	180	258
Unallocated depreciation	2,133	2,216
Consolidated total	$ 14,374 ========	$ 15,406 ========

Assets	2001	2000

Total assets for reportable segments	$ 106,342	$ 111,572
Assets for other	3,030	2,408
Unallocated assets	51,241	52,691
Consolidated total	$ 160,613 =======	$ 166,671 ========

Capital Expenditures	2001	2000

Expenditures for reportable segments	$ 7,036	$ 10,535
Expenditures for other	71	105
Unallocated expenditures	2,013	2,711
Consolidated total	$ 9,120 ==========	$ 13,351 ========

	Three Months Ended September 29, 2001 and September 30, 2000
	Utility	Residential & Commercial	Other	Total
	(Dollars In Thousands)
2001

Net sales	$ 39,354	$ 43,377	$ 2,520	$ 85,251
Earnings from operations	858	5,770	183	6,811
Depreciation	2,174	1,864	48	4,086
Segment assets	(2,418)	(5,224)	219	(7,423)
Capital expenditures	730	405	8	1,143

2000

Net sales	$ 41,699	$ 41,482	$ 2,259	$ 85,440
Earnings (loss) from operations	(1,182)	5,353	45	4,216
Depreciation	2,427	1,853	86	4,366
Segment assets	260	(5,761)	(328)	(5,829)
Capital expenditures	(1,210)	1,838	33	661
Profit or Loss	2001	2000

Operating profit reportable segments	$ 6,628	$ 4,171
Other profit/loss	183	45
Unallocated amounts:
Other corporate expense	(983)	(838)
Interest expense	(1,232)	(1,792)
Other income - net	(48)	519
Earnings before income taxes	$ 4,548 =========	$ 2,105 ========

Depreciation	2001	2000

Total depreciation for reportable segments	$ 4,038	$ 4,280
Depreciation for other	48	86
Unallocated depreciation	788	876
Consolidated total	$ 4,874 ========	$ 5,242 ========

Capital Expenditures	2001	2000

Expenditures for reportable segments	$ 1,135	$ 628
Expenditures for other	8	33
Unallocated expenditures	97	658
Consolidated total	$ 1,240 ========	$ 1,319 ========

NOTE 9.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has not completed its evaluation of the provisions of SFAS 141 and SFAS 142 and has therefore, not determined the effect these pronouncements will have, if any, on its financial statements and related disclosures upon their adoption.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS 143 and has not yet determined whether adoption will have a material effect on the Company's financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model to be used for long-lived assets, to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods on which the losses are incurred rather than as of the measurement date as presently required by APB 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

THE DAVEY TREE EXPERT COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nine Months Ended September 29, 2001

Liquidity and Capital Resources

Operating activities provided $15,625,000 in cash during the first nine months of 2001, $6,303,000 less than the amount provided last year. Even though we realized a significant improvement in net earnings, the decrease from 2000 occurred primarily due to an increase in accounts receivable, somewhat offset by increases in accounts payable and income tax liabilities.

Net earnings of $5,782,000 for the first nine months of 2001 represent a $6,880,000 improvement over the net loss of $1,098,000 realized in 2000. The improvement continues to be a function of substantially improved operating earnings for both Utility services and Residential and Commercial services.

The improvement in Utility services operating earnings continues to be the result of several factors. They include an improved level of pricing obtained on contracts in the latter half of 2000, improved productivity on certain contracts, reduced repair and fuel costs, and a lower level of costs associated both with contracts that were "startups" on new or existing accounts, along with a reduced level of costs incurred on contract "shutdowns." Residential and Commercial services operating earnings continue to be influenced by an improved level of sales generally.

Accounts receivable increased $7,305,000 in 2001, compared with a decrease of $10,526,000 last year. In 2000, we benefited from an intense level of collection activity necessitated by an inordinate buildup in accounts receivable associated with the 1999 implementation of our enterprise-wide information system. In the current year, even though our accounts receivable dollars have increased from last year at this time by $2,751,000, our days outstanding have increased only 3.1 days and are 2.0 days above the year end 2000 level of 64.3 days. We remain committed to effecting meaningful reductions in accounts receivable dollars and days outstanding. We perform ongoing credit evaluations of our customers' financial condition for collection purposes, and when determined necessary, we provide for an allowance for doubtful accounts.

As previously disclosed, on April 6, 2001, one of our largest utility customers, Pacific Gas and Electric Company, filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. Accounts receivable from Pacific Gas and Electric as of September 29, 2001 and pre-petition totaled approximately $14,801,000 and $13,209,000, respectively. We continue to perform under our contracts with Pacific Gas and Electric Company post-petition, and on that basis they are treating our fees for services rendered as administrative expenses and remit payment on those amounts according to the terms of our contracts. Accounts receivable from Pacific Gas and Electric as of October 27, 2001 approximated $15,230,000. On September 20, 2001, Pacific Gas and Electric Company and its parent, PG&E Corporation, jointly filed a Plan of Reorganization in United States Bankruptcy Court that would enable Pacific Gas and Electric Company to pay all valid creditor claims in full and emerge from Chapter 11 proceedings. The official creditors committee endorsed the plan. The Plan of Reorganization must be confirmed by the Bankruptcy Court before it can be implemented. Pacific Gas and Electric Company has disclosed that it anticipates confirmation of the plan by mid-2002 and expects to complete the reorganization process by the end of 2002. Given that the Bankruptcy Court has yet to approve the plan, the ultimate impact of the bankruptcy filing on our pre-petition accounts receivable, our post-petition accounts receivable or on future revenues, on a short-term or long-term basis, cannot be determined at this time. The date the plan will be accepted by the court is also unknown. Currently, no allowance for doubtful accounts has been made.

Income tax liabilities increased $4,413,000, $3,859,000 more than the increase experienced last year. The increase is a result of this year's significantly higher earnings.

Investing activities used only $7,867,000 in cash, $5,749,000 less than in 2000. The decrease is primarily due to a substantially lower level of capital expenditures, as well as an increase in proceeds from the sale of equipment. Our capital expenditures for 2001 are expected to be significantly lower than the original budget of $16,000,000, yet sufficient to maintain equipment on existing operations.

Financing activities used $7,772,000 in 2001, $480,000 less than the amount used last year. Through the first nine months of 2001, our net repayment of debt, including notes payable, totaled $5,566,000, $3,627,000 more than last year. This increase in debt repayment was more than offset by a $4,076,000 decrease in the amount required to repurchase our common shares, net of the sale of treasury shares.

At September 29, 2001, our primary source of liquidity consisted of $69,000 in cash and cash equivalents; short-term lines of credit and amounts available to be borrowed from banks via notes payable totaling $4,600,000 of which $1,300,000 was considered drawn to cover outstanding letters of credit; and the revolving credit agreement and temporary line of credit totaling $105,000,000 of which $51,000,000 was drawn and $18,300,000 was considered drawn to cover outstanding letters of credit. At September 29, 2001, our credit facilities totaled $109,600,000. We believe our available credit will exceed credit requirements and that our liquidity is adequate.

RESULTS OF OPERATIONS

Revenues of $245,890,000 for the first nine months of 2001 increased $4,989,000 or 2.1% over 2000 revenues of $240,901,000. In the third quarter of 2001, revenues of $85,251,000 declined $189,000 or .2%. The increase for the first nine months is attributable to significantly higher Residential and Commercial services revenues, partially offset by a decline in Utility service and other revenues. Despite a weaker economy, Residential and Commercial services revenues increased due to our continued focus on sales. The decline in our Utility services revenues continues to reflect the results of our comprehensive evaluation/renegotiation and/or rebidding of most contracts during the latter half of 2000.

For both the quarter and year to date, our operating expenses declined in both dollars and as a percentage of revenues. In the quarter, they decreased $1,165,000 to $55,781,000, and as a percentage of revenues they declined 1.3% to 65.4%. Year to date, they decreased $4,841,000 to $162,784,000, and 3.4% as a percentage of revenues. The decline in operating expense is a result of several factors, primarily lower relative labor costs due to productivity increases, a lower level of startup costs, and reduced repair and other equipment costs. We expect that as a percentage of revenues, operating expenses will remain lower through the balance of 2001.

Selling expenses declined $969,000 in the quarter to $13,398,000, and as a percentage of revenues they decreased 1.1% to 15.7%. For the first nine months, these costs totaled $38,410,000, an increase of $282,000, but as a percentage of revenues they declined .2% to 15.6%. The reductions in the quarter are due primarily to a lower level of field management wages in utility services, and a decline in branch office expenses which had been incurred in 2000 associated with our implementation of the enterprise-wide information system.

General and administrative expenses declined in both dollars and as a percentage of revenues in the quarter and year to date. In the quarter they decreased $119,000 from last year to $5,257,000, and as a percentage of revenues they fell .1% to 6.2%. For the first nine months, they declined $1,096,000 to $16,621,000, and as a percentage of revenues they decreased .6% to 6.8%. The lower level of these expenses are attributable to administrative changes we made, particularly those related to the accounting functions for our western Utility services, in late 2000. We expect these costs to remain lower through the balance of 2001.

Depreciation and amortization expense has also declined in both dollars and as a percentage of revenues in the quarter and first nine months of 2001. Year to date, these costs totaled $14,719,000, a reduction of $1,029,000 from 2000. As a percentage of revenues, they declined .5% to 6.0%. The reductions are due to the substantially lower level of capital expenditures in both 2000 and 2001.

Our interest expense has declined in both the quarter and first nine months of 2001, in dollars as well as a percentage of revenues. In the quarter, it decreased $560,000 to $1,232,000, and as a percentage of revenues it declined .7% to 1.4%. Year to date our interest expense has decreased $292,000 to $4,094,000 and as a percentage of revenues it fell .2% to 1.6%. The reductions are primarily due to an approximate $14,500,000 decrease in long-term debt compared to last year at this time, and also to dramatically lower interest rates, even after giving effect to the increased 100 basis point spread on our LIBOR based borrowings, which was imposed by amendments to our credit facility in the latter part of 2000 and in the first quarter of 2001.

As a result of the above factors, earnings before income taxes increased $11,392,000 and 4.6% as a percentage of revenues to $9,573,000 from last year's loss of $1,819,000. In the quarter, they increased $2,443,000 and 2.9% as a percentage of revenues to $4,548,000. An effective income tax rate of 39.6% was used to calculate the income tax in 2001 and income tax benefit in 2000.

THE DAVEY TREE EXPERT COMPANY

PART II: OTHER INFORMATION

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5:	OTHER INFORMATION
None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None
(b) Reports on Form 8-K and 8-K/A
i) Items Reported: Item 4. Change in Registrant's Certifying Accountants. ii) No Financial Statements iii) Date of Reports: Form 8-K filed October 19, 2001 Form 8-K/A filed October 31, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

BY:	/s/ David E. Adante
David E. Adante Executive Vice President, CFO and Secretary

BY:	/s/ Bradley L. Comport
Bradley L. Comport Treasurer

November 13, 2001