Form 10-K
period 2001-12-31
DAVEY TREE EXPERT CO
filed 2002-03-29
CIK 277638

Page 1
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year
          ended December 31, 2001


                            OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from
          ______________ to ______________

                                                 Commission
          file number 0-11917


                  THE DAVEY TREE EXPERT COMPANY
     (Exact name of registrant as specified in its charter)

                Ohio                       34-0176110
          (State or other               (I.R.S. Employer
          jurisdiction of            Identification Number)
          incorporation or
           organization)

                      1500 North Mantua Street
                           P.O. Box 5193
                          Kent, Ohio 44240
        (Address of principal executive offices) (Zip code)

                           (330) 673-9511
        (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:
                                None

    Securities registered pursuant to Section 12(g) of the Act:
                   Common Shares, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

There were 7,831,032 Common Shares outstanding as of March 21, 2002. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of March 21, 2002 was $70,425,096. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers (latest available information).

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be held on May 21, 2002 are incorporated by reference into Part III (to be filed).

            NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

  n    Our business, other than tree services to utility customers, is highly seasonal, and weather dependent.

  n    Significant customers, particularly utilities, may
     experience financial difficulties, resulting in payment delays or delinquencies.

  n    Our failure to remain competitive could harm our business.

  n    Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual future results.


                    THE DAVEY TREE EXPERT COMPANY
                              FORM 10-K
             For the Fiscal Year Ended December 31, 2001

                          TABLE OF CONTENTS

                                                                Page
Note Regarding Forwarding-Looking Statements                      2

PART I                                                            4
    Item 1:  Business
    Item 2:  Properties
    Item 3:  Legal Proceedings
    Item 4:  Submission of Matters to a Vote of Security
Holders
    Item 4A:  Executive Officers of the Registrant

PART II                                                           9
    Item 5:  Market for Registrant's Common Equity and Related
Stockholder Matters
    Item 6:  Selected Financial Data
    Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
    Item 7A: Quantitative and Qualitative Disclosures About
Market Risk
    Item 8:  Financial Statements and Supplementary Data
    Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III                                                         20
    Item 10:  Directors and Executive Officers of the
Registrant
    Item 11:  Executive Compensation
    Item 12: Security Ownership of Certain Beneficial Owners and Management
    Item 13:  Certain Relationships and Related Transactions

PART IV                                                          21
    Item 14:  Exhibits, Financial Statement Schedules and
Reports on Form 8-K

SIGNATURES                                                       22



                             PART I

Item 1.  Business.

General

The Davey Tree Expert Company, which was incorporated in 1909, and its subsidiaries ("we" or "us") have two primary operating segments which provide a variety of horticultural services to our customers throughout the United States and Canada.

Our Residential and Commercial services segment provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practices of landscaping, tree surgery, tree feeding and tree spraying, as well as the application of fertilizers, herbicides and insecticides.

Our Utility services segment is principally engaged in the practice of line clearing for public utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.

We also provide other services related to natural resource management and consulting, urban and utility forestry research and development and environmental planning. We also maintain research, technical support and laboratory diagnostic facilities.

Competition and Customers

Our Residential and Commercial services group is one of the largest national tree care organizations, and competes with other national and local firms with respect to its services. On a national level, the competition is primarily in the context of landscape construction and maintenance as well as residential and commercial lawn care. At a local and regional level, its competition comes mainly from other companies which are engaged primarily in tree care. Our Utility services group is the second largest organization in the industry, and competes principally with one major national competitor, as well as several smaller regional firms.

Principal methods of competition in both operating segments are advertising, customer service, image, performance and reputation. Our program to meet our competition stresses the necessity for our employees to have and project to customers a thorough knowledge of all horticultural services provided, and utilization of modern, well-maintained equipment. Pricing is not always a critical factor in a customer's decision with respect to Residential and Commercial services; however, pricing is generally the principal method of competition for our Utility services, although in most instances consideration is given to reputation and past production performance.

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2001, we had sales of approximately $51.2 million to Pacific Gas & Electric Company (PG&E).

On April 6, 2001, PG&E, one of our largest utility customers, filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the bankruptcy petition date, we continued to provide services under the terms of our contracts with PG&E and we receive payment for those services as part of PG&E's administrative expenses. At December 31, 2001, we had net prepetition accounts receivable from PG&E of approximately $13,326,000 which are related to services provided by us to PG&E prior to the bankruptcy petition date. On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated that it expects to complete the reorganization process by the end of 2002. We have monitored the situation closely and will continue to assess the collectibility of our receivables from PG&E. In our opinion, the prepetition receivables from PG&E are collectible.

Regulation and Environment

Our facilities and operations, in common with those of the industry generally, are subject to governmental regulations designed to protect the environment. This is particularly important with respect to our services regarding insect and disease control, because these services involve to a considerable degree the blending and application of spray materials, which require formal licensing in most areas. Constant changes in environmental conditions, environmental awareness, technology and social attitudes make it necessary for us to maintain a high degree of awareness of the impact such changes have on the market for our services. We believe that we are in substantial compliance with existing federal, state and local laws regulating the use of materials in our spraying operations as well as the other aspects of our business that are subject to any such regulation.

Marketing

We solicit business from residential customers principally through direct mail programs and to a lesser extent through the placement of advertisements in national magazines and trade journals, local newspapers and "yellow pages" telephone directories. Business from utility customers is obtained principally through negotiated contracts and competitive bidding. We carry out all of our sales and services through our employees. We do not generally use agents and do not franchise our name or business.

Seasonality

Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit agreement with two banks to provide the necessary funds for our operations.

Other Factors

Due to rapid changes in equipment technology, we must constantly update our equipment and processes to ensure that we provide competitive services to our customers. Also, we must continue to assure our compliance with the Occupational Safety and Health Act.

We own several trademarks including "Davey", "Davey and design", "Arbor Green", "Davey Tree and design", "Davey Expert Co. and design" and "Davey and design (Canada)". Through substantial advertising and use, we believe that these trademarks have become of value in the identification and acceptance of our products and services.

Employees

We employ between 5,000 and 6,000 employees, depending upon the season, and consider our employee relations to be good.

Foreign and Domestic Operations

We sell our services to customers in the United States and Canada.

We do not consider our foreign operations to be material and consider the risks attendant to our business with foreign customers, other than currency exchange risks, to be not materially different from those attendant to our business with domestic customers.

Financial Information About Segments and Geographic Areas

Certain financial information regarding our operations by segment and geographic area is contained in Note O to our consolidated financial statements, which are included in Part II, Item 8 of this Form 10-K.

Item 2.  Properties.

Our corporate headquarters campus is located in Kent, Ohio which, along with several other properties in the surrounding area, includes the Davey Resource Group's research, technical support and laboratory diagnostic facilities.

We conduct administrative functions through our headquarters and our offices in Livermore, California (Utility Services). Our Canadian operations have key properties in the provinces of Ontario and British Columbia. We believe our properties are well maintained, in good condition and suitable for our present operations. A summary of our properties follows:

                                                         Number
                           Number of            Square     of
Segment                   Properties    How    Footage    States
                                        Held               or
                                                         Provinc
                                                           es

Residential and               21       Owned   178,757     11
Commercial

Residential, Commercial        2       Owned    12,400      2
and Utility

Utility                        5       Owned    40,587      5

Canada                         2       Owned    6,300       2

We also rent for our use by the business segments, approximately 70 properties, in 31 states and three provinces. Under our revolving credit facility agreement, the banks have a blanket lien on all our personal property and liens on certain real property.

None of our owned or rented properties, used by our business segments, is individually material to our operations.
Item 3.  Legal Proceedings.

There are no legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries is a party or of which any of our property is the subject. This routine litigation is not material to us.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4A.  Executive Officers of the Registrant.

Our executive officers and their present positions and ages are as follows:

Name                     Position                           Age

R. Douglas Cowan         Chairman and Chief Executive       61
                         Officer

Karl J. Warnke           President and Chief Operating      50
                         Officer

David E. Adante          Executive Vice President, Chief    50
                         Financial
                         Officer and Secretary

Howard D. Bowles         Senior Vice President and General  58
                         Manager,
                         Davey Tree Surgery Company

C. Kenneth Celmer        Senior Vice President and General  55
                         Manager,
                         Residential and Commercial
                         Services

Nicholas R. Sucic, CPA   Corporate Controller               55

Bradley L. Comport, CPA  Treasurer                          51

Dr. Roger C. Funk        Vice President and General         57
                         Manager,
                         The Davey Institute

Rosemary T. Nicholas     Assistant Secretary                58

Marjorie L. Conner,      Assistant Secretary                44
Esquire

Gordon L. Ober           Vice President - Personnel         52
                         Recruiting and
                         Development

Richard A. Ramsey        Vice President and General         52
                         Manager,
                         Canadian Operations

Wayne M. Parker          Vice President and General         46
                         Manager,
                         Eastern Utility Services

Mr. Cowan was initially elected Chairman and Chief Executive Officer on March 11, 1999. Previously he had served as Chairman, President and Chief Executive Officer since May 1997. Prior to that time, he served as President and Chief Executive Officer.

Mr. Warnke was initially elected President and Chief Operating
Officer on March 11, 1999. Prior to that time, he served as Executive Vice President and General Manager - Utility Services.

Mr. Adante was elected Executive Vice President, Chief Financial
Officer and Secretary in May 1993.

Mr. Bowles was elected Senior Vice President and General Manager of Davey Tree Surgery Company in January 2000. Prior to that time, he served as Vice President and General Manager of Davey
Tree Surgery Company.

Mr. Celmer was elected Senior Vice President and General Manager
- Residential and Commercial Services in January 2000. Prior to that time, he served as Vice President and General Manager -
Residential Services.

Mr. Sucic was elected Corporate Controller in November 2001 when he joined the Company. He is a certified public accountant. Prior to joining us, Mr. Sucic served as chief financial officer of Vesper Corporation, a manufacturer of products for industry, from 2000 to 2001; of Advanced Lighting Technologies, Inc., a designer, manufacturer and marketer of metal halide lighting products, from 1996 to 2000; and of various asset management units at The Prudential Investment Corporation, from 1989 to 1996. Prior to joining Prudential, Mr. Sucic was a partner with Ernst & Young LLP, having been associated with that firm since 1970.

Mr. Comport was elected Treasurer in May 2001. Prior to that time, he served as Corporate Controller.

Dr. Funk was elected Vice President and General Manager - The
Davey Institute in May 1996.   Prior to that time, he served as
Vice President - Human and Technical Resources.

Ms. Nicholas was elected Assistant Secretary in May 1982.

Ms. Conner was elected Assistant Secretary in May 1998. Prior to that time, she served as Manager of Legal and Treasury Services.

Mr. Ober was elected Vice President - Personnel Recruiting and
Development in February 2000. Prior to that time, he served as Vice President - New Ventures.

Mr. Ramsey was elected Vice President and General Manager -
Canadian Operations in January 2000. Prior to that time, he served as Vice President and General Manager - Commercial
Services.

Mr. Parker was elected Vice President and General Manager -
Eastern Utility Services in January 2000. Prior to that time, he served as Vice President - Northern Operations, Utility Services.

Our officers serve from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of our 401KSOP, the fair market value of our common shares, based upon our performance and financial condition, is determined by an independent stock valuation firm.

Our agreements with our lenders allow for the payment of cash dividends provided that the terms and conditions of the agreements, particularly those dealing with shareholders' equity, and the ratios of EBIT (earnings before interest and taxes on income) to interest expense and maximum consolidated funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), are maintained. Those restrictions have not historically restricted our ability to pay dividends, and we do not expect that they will do so in the future.

As of March 21, 2002, we had 7,831,032 common shares issued and outstanding and we had 2,212 record holders of our common shares.
As of March 21, 2002, we had options outstanding to purchase
1,067,147  common shares.

The following table sets forth, for the periods indicated, the dividends declared on our common shares (in cents):


                        Year Ended December
                             31,
   Quarter         2001              2000
      1             5.5               5.5
      2             5.5               5.5
      3             5.5               5.5
      4             5.5               5.5
    Total          22.0              22.0


We currently expect to pay comparable cash dividends in 2002.

Item 6.  Selected Financial Data.

                                                           Fiscal
                                    Year Ended December
                                            31,
                            200      200      199      199      199
                           1        0        9        8        7
                         (In thousands, except ratio and per share
                                           data)
Operating Statement
Data:

Revenues                $  321,  $  322,  $  308,  $  313,  $  295,
                            284      236      144      887      079

Costs and expenses:
     Operating          212,783  226,441  210,628  210,921  197,726

     Selling             50,564   49,978   45,403   39,601   37,832
     General and         22,567   23,015   21,742   22,764   20,297
administrative
     Depreciation        19,054   20,722   20,019   19,563   17,000
     Amortization of
intangible assets           466      459      393      371      375
Income from operations   15,850    1,621    9,959   20,667   21,849

Interest expense        (4,993)  (6,217)  (4,947)  (3,391)  (2,703)
Gain on sale of assets    1,023    1,172    1,487      587      325
Other expense
                           (744      (60    (349)      (22    (220)
                              )        )                 )

Income (loss) before     11,136  (3,484)    6,150   17,841   19,251
income taxes
Income taxes
                          4,405  (1,080)    2,435    7,244    7,972

     Net income (loss)        $  $     (        $  $    10  $    11
                          6,731   2,404)    3,715     ,597     ,279

Net income (loss) per         $        $        $        $        $
share--diluted             0.82     (.30      .42     1.15     1.19
                                       )
Shares used for
computing per share
     amounts--diluted     8,231    7,929    8,872    9,228    9,452
(a)

Other Financial Data:

Depreciation and        $     1  $     2  $     2  $     1  $     1
amortization              9,520    1,181    0,412    9,934    7,375

EBITDA (b)               35,649   23,914   31,509   41,166   39,329

Capital expenditures     11,692   17,476   20,580   34,009   27,003

Cash flow provided by
(used in):
     Operating           29,813   31,267  (3,835)   28,193   26,934
activities
     Investing          (10,356  (14,209  (18,707  (32,841  (26,314
activities                    )        )        )        )        )
     Financing          (19,108  (17,058   21,335    5,190    (525)
activities                    )        )

Dividends per share           $        $        $        $        $
(a)                        0.22     0.22     0.20     0.19     0.17




                                     As of December 31,


                            200      200      199      199      199
                              1        0        9        8        7
                         (In thousands, except ratio and per share
                                           data)
Balance Sheet Data:

     Working capital    $    16  $    35  $    46  $    27  $    19
                           ,255     ,386     ,714     ,562     ,194

     Current ratio         1.39     2.09     2.62     1.81     1.58

     Property and        70,111   78,076   84,008   79,433   66,274
equipment, net

     Total assets       155,473  159,382  176,682  149,086  127,825

     Long-term debt      41,887   57,414   65,904   42,893   24,104

     Other long-term     21,904   22,078   19,826   15,059   12,992
liabilities

     Shareholders'            5       47        5       57       57
equity                    0,250     ,392    6,420     ,268     ,887

     Common shares
(a):
          Issued         10,728   10,728   10,728   10,728   10,728
          In treasury
                          3,000    2,932    2,601    2,755    2,130
          Net
outstanding               7,728    7,796    8,127    7,973    8,598

     Stock options
(a):
          Outstanding     1,205    1,342    1,395    1,828    1,956
          Exercisable     1,205    1,236    1,183    1,510    1,532

     ESOT valuation           $  $     1  $     1  $     1  $     1
per share                 12.00     1.00     3.00     6.00     3.03

( On May 19, 1999, the Company's Board of Directors declared a 2-a for-1 stock split in the form of a 100% stock dividend on ) outstanding shares, to shareholders of record as of June 1,
   1999. To effect the stock split, the Board of Directors authorized the retirement of 1,981,894 common shares held in treasury. Common share disclosures have also been restated, where appropriate, to reflect the 2-for-1 stock split.

( EBITDA is provided because it is a measure commonly used to b evaluate a company's ability to service its indebtedness. EBITDA ) is presented to enhance the understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented above.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

                                                   (Amounts in
thousands, except share data)

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three-year period ended December 31, 2001, and the notes thereto, included elsewhere in this annual report.

GENERAL

We provide a wide range of horticultural services to residential, commerical, utility and institutional customers throughout the United States and Canada.

Our operating results are reported in two segments: Residential and Commercial Services and Utility Services for operations in the United States. Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.

We also have two nonreportable segments: Canadian operations, which provides a comprehensive range of Davey horticultural services, and Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning. In addition, the Davey Resource Group also maintains research, technical support and laboratory diagnostic facilities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivables, specifically those receivables under contractual arrangements primarily arising from Utility Services customers; bad debts; and, self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following are our "critical accounting policies"-those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

   Revenue Recognition--Revenues from residential and commercial services are recognized as the services are provided and amounts are determined to be collectible. Revenues from contractual arrangements, primarily with utility services customers, are recognized based on costs incurred to total estimated contract costs. Changes in estimates and assumptions related to total estimated contract costs may have a material effect on the amounts reported as receivables arising from contractual arrangements and the corresponding amounts of revenues and profit.

   Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our utility services customers in the utility industry. One utility services customer approximated 16% of revenues during 2001, 2000 and 1999. Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

   Bad Debts--We evaluate the collectibility of our accounts receivables based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings), we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer's ability to meet its financial obligation to us or higher than expected customer defaults), our estimates of the recoverability of amounts due us could be reduced by a material amount.

   Self-Insurance Accruals--We are generally self-insured for losses and liabilities related primarily to workers' compensation, vehicle liability and general liability claims. We use commercial insurance as a risk-reduction strategy to minimize catastrophic losses. We accrue ultimate losses based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our specific experience.

   Our self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Accordingly, our estimates of ultimate losses can change as claims mature. Our accruals also are affected by changes in the number of new claims incurred and claim severity. The methodology for estimating ultimate losses and the total cost of claims were determined by external consulting actuaries; the resulting accruals are continually reviewed by us, and any adjustments arising from changes in estimates are reflected in income currently.

   Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of or less than the amounts provided.

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

                                             Year Ended
                                       December 31,
                                   2001     2000      1999


   Revenues                      100.0%    100.0    100.0%
                                               %

   Costs and expenses:
        Operating                  66.2     70.3      68.4

        Selling                    15.7     15.5      14.7

        General and                 7.1      7.1       7.1
   administrative
        Depreciation                6.0      6.5       6.5

        Amortization of               0       0.         0
   intangible assets                 .1        1        .1
                                    95.     99.5       96.
                                      1                  8
   Income from operations           4.9      0.5       3.2


   Other income (expense):
        Interest expense          (1.5)    (1.9)     (1.6)

        Gain on sale of assets      0.3      0.3       0.5

        Other                       (0.     (0.0        (0
                                     2)        )       .1)

   Income (loss) before income      3.5    (1.1)       2.0
   taxes
   Income taxes (benefit)             1     (0.3        0.
                                     .4        )         8

   Net income (loss)                  2     (0.8        1.
                                    .1%       )%        2%
Fiscal 2001 Compared to Fiscal 2000

Revenues--Revenues of $321,284 decreased .3% or $952 over 2000. Residential and Commercial Services continued to grow, increasing 7.3% or $9,855. This growth is reflective of a continued focus on sales. Utility Services declined 7.0%, or $11,119, when compared to 2000. The decline in Utility Services revenues continues to be the result of evaluations or renegotiations of contracts from the latter half of 2000, as well as shutdowns on certain contracts. Revenues from all other segments increased 1.2%. Revenue growth is expected in 2002.

Operating Expenses--Operating expenses of $212,783 declined $13,658 from the prior year, a 4.1% reduction as a percentage of revenues. Utility Services decreased $17,487, or 18.7%, from 2000 due mainly to total lower labor costs and reduced repair and equipment costs associated with the reduction in revenues. The decrease in Utility Services is partially offset by an increase in Residential and Commercial Services of $4,302, primarily for labor and material costs associated with increased revenue.

Selling Expenses--Selling expense increased $586 over 2000. Increases in Residential and Commercial Services of $1,615 for field management wages, district incentives, advertising and branch offices costs were partially offset by a reduction in Utility Services field management wages, a result of certain contract shutdowns.

General and Administrative Expenses--General and administrative expense decreased $448 from the prior year. This reduction, partially offset by increases in other expenses, is directly attributable to the consolidation of the Utility Services accounting-related functions from our Livermore, California, facility to our corporate headquarters in Kent, Ohio.

Depreciation Expense--Depreciation expense of $19,054 decreased $1,668 from the prior year and as a percentage of revenues declined to 6.0% from 6.5%. The reduction is due to the lower level of capital expenditures during 2001 and 2000, primarily in Utility Services, coupled with lower depreciation expense arising from capital expenditures in earlier years.

Amortization Expense--Amortization expense of $466 remained stable as a percentage of revenues at .1%.

Interest Expense--Interest expense declined $1,224, or .4% as a percentage of revenues from 2000. This decrease was mainly due to a net decrease in revolving credit facility debt of $15,100 and substantially lower interest rates as compared to 2000.

Gain on Sale of Assets--Gain on the sale of assets declined to $1,023, or a $149 decrease from 2000. The slight decline was attributable to less assets disposed of in 2001 compared to the preceding year, primarily within Utility Services.

Income Taxes--Income tax expense for 2001 was $4,405. The 2001 effective rate of 39.6%, includes a 5.4% effect of state and local income taxes.

Net Income--Net income of $6,731 exceeded 2000's net loss by $9,135, or an increase of 2.9% as a percentage of revenues.

Fiscal 2000 Compared to Fiscal 1999

Revenues--Revenues of $322,236 increased $14,092, or 4.6%, compared to 1999. Residential and Commercial Services revenues improved $14,871, or 12.3%, over 1999, and were partially offset by the $7,734, or 4.6%, decline in Utility Services revenues.
Our 2000 Residential and Commercial Services revenues benefited from focused sales efforts, a continuation of relatively good economic conditions and gains derived from some small selective acquisitions we have made over the last several years. Further, we also benefited from several new commercial contracts obtained during 2000. The decline in Utility Services revenues stemmed primarily from lower negotiated pricing on contracts, but to a lesser extent was also due to declines in productivity as well as shutdowns on certain contracts.

Operating Expenses--Our operating expenses of $226,441 increased $15,813, or 1.9%, as a percentage of revenues. These expenses have remained higher throughout 2000 due to higher relative labor costs associated with productivity declines as well as those required to complete certain contracts without the concomitant level of revenues, a higher level of start-up and shutdown costs, increased fuel and repair costs, and higher casualty insurance costs.

Selling Expenses--Selling expenses of $49,978 were $4,575 higher than last year, and at 15.5% were .8% higher as a percentage of revenues. The increase is attributable to higher branch office costs, field management wages and district incentives, and related payroll costs in Residential and Commercial Services, as well as higher group health insurance and workers compensation expense.

General and Administrative Expenses--Our general and administrative expenses of $23,015 increased $1,273, but as a percentage of revenues they remained at 7.1%. Most of the increase is due to an increase in salaries and related payroll taxes. Efforts during the latter half of 2000 held professional services costs related to a new computer system for the entire year to below the expense incurred in 1999.

Depreciation Expense--Depreciation expense of $20,722 increased
$703 as compared with 1999 and remained stable as a percentage of revenues.

Amortization Expense--Amortization expense of $459 remained stable as a percentage of revenues at .1%.

Interest Expense--Interest expense of $6,217 was $1,270 higher than in 1999, and as a percentage of revenues it increased .3% to 1.9%. This was due to our increased level of borrowings in 2000, as well as a higher level of interest rates over 1999 generally, and increased LIBOR spreads associated with amendments to our revolving credit facility.

Gain on Sale of Assets--The $315 decrease in 2000 compared to 1999 relates to the 1999 gain realized on the sale of our Troy, Michigan facility.

Income Taxes--Our income tax benefit for 2000 was $1,080. The effective rate for the 2000 income tax benefit was 31.0%, reflecting a 5.0% loss of tax benefit related to meals disallowance.

Net Loss--Our net loss of $2,404 fell below 1999's net income by $6,119, and as a percentage of revenues it declined 2.0%.


LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash increased $349 during the year ended December 31, 2001. Uses of cash consisted of $10,356 used in investing activities and $19,108 used in financing activities. Net cash provided by operating activities of $29,813 offset these uses of cash.

Net Cash Provided by Operating Activities

Operating activities in 2001 provided cash of $29,813, which was $1,454 lower than the $31,267 provided in 2000. The $1,454 net decline was due to an increase in accounts receivable, lower depreciation expense and deferred income taxes offset by increases in net income, accounts payable and accrued expenses, self-insurance accruals and other assets.

Net income of $6,731 increased $9,135 when compared to the $2,404 loss in 2000. Utility Services operating income improved dramatically despite lower revenues, the result of improved pricing negotiated in the latter half of 2000, as well as better productivity on certain contracts and lower equipment costs. Residential and Commercial Services operating income also improved, a reflection of continued pricing strength and increased revenues.

Overall, accounts receivable increased $4,475 as compared to the decrease of $15,129 experienced in 2000. The "day-sales-outstanding" in accounts receivable increased as compared to 2000, a trend among all operating segments (This included, at December 31, 2001, noncurrent accounts receivable of $13,326 discussed in the following paragraph). We continue to strive to collect accounts receivable dollars and reduce days-sales-outstanding.

On April 6, 2001, one of our largest utility customers, Pacific Gas and Electric Company (PG&E) filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, we continued to provide services under the terms of our contracts with PG&E. We continue to perform services for PG&E and receive payment for post-petition date services performed, as part of PG&E's administrative expenses. At December 31, 2001, we had net prepetition accounts receivable from PG&E of approximately $13,326 which are related to services provided by us to PG&E prior to the bankruptcy petition date. On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission, and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated that it expects to complete the reorganization process by the end of 2002. We have monitored the situation closely and will continue to assess the collectibility of our receivables from PG&E. As we anticipate receiving payment after 2002, the $13,326 of prepetition accounts receivable has been classified in our consolidated balance sheet as noncurrent other assets.

Accounts payable and accrued expenses increased $5,985, a $6,009 change when compared to the decrease of $24 in 2000. The increase is driven by continued working capital management.
Income tax liabilities also increased due to higher levels of pretax income.

Self-insurance accruals increased $2,798 or $1,872 more than the increase experienced in 2000. The increase occurred in all classifications--workers compensation, vehicle liability and general liability--and is the result of adverse claims experience.

Other assets decreased $813, a change of $3,774 over the $2,961 increase in 2000. The change results from using the 2000 refundable income taxes to offset a portion of 2001 income taxes payable and the recognition of lower net pension income in 2001 as compared to 2000. Net pension income for 2002 is estimated to be one-third of that recognized in 2001.

Net Cash Used in Investing Activities

Investing activities used $10,356 in cash, or $3,853 less than that used in 2000, a result of lower capital expenditures. We have made and will continue to make capital expenditures for equipment and business acquisitions. We anticipate the level of capital equipment spending will increase in 2002 as compared to 2001.

Net Cash Used in Financing Activities

Financing activities used $19,108 in 2001, an increase of $2,050 over the $17,058 used in 2000. The net borrowings outstanding, as at December 31, 2001, of the revolving credit facility decreased by $15,100. This 2001 decrease was $4,900 greater than 2000 and consistent with our planned efforts to reduce debt levels. Common share purchases for treasury during 2001 totaled $5,541, offset by cash inflows from the sale of common shares of $3,833. Dividends during 2001 were $1,701. Other financing activities consisted of $887 of payments on other debt and capital lease obligations and $288 of notes payable borrowings.

Revolving Credit Facility--We have a revolving credit facility that permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $25,000, through April 2003. Interest rates on borrowings outstanding are based, at our option, at the agent bank's prime rate, or LIBOR, plus a margin adjustment. A commitment fee is also required of between .25% and .35% of the average daily-unborrowed commitment. The agreement was amended in March 2001 because of constraints in the financial covenants, the LIBOR margin adjustment was changed to 2.4% and the financial covenants were modified. Under the most restrictive covenants of the amended agreement, we are obligated to maintain minimum shareholders' equity, as defined. The agreement also has restrictive financial covenants requiring a maximum ratio of funded debt, as defined, to EBITDA (earnings before interest, taxes, depreciation and amortization) and a minimum ratio of EBIT (earnings before interest and taxes) to interest expense. The revolving credit facility agreement requires, all as defined:
(a) a maximum ratio of funded debt to EBITDA of 2.75 to 1.00; (b) a minimum ratio of EBIT to interest expense of 3.00 to 1.00; and,
(c) a minimum net worth of $47,500 increased as at the last day of each fiscal year after December 31, 2001 by 30% of consolidated earnings.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2001, to make future payments for the periods indicated.


                           Contractual Obligations Due--
                             Year Ending December 31,
Description           Tot    20     20    20     20    20  Therea
                     al    02     03    04     05    06     fter

Revolving credit    $  41     $  $  41     $      $     $       $
facility             ,300         ,300                          -
                              -            -      -     -
Subordinated notes    777   388    389     -      -     -       -
Term loans            237    39     43    38     36    40      41
Capital lease       4,133   533    569   607    785   605   1,034
obligations
Operating lease     5,307 1,711  1,107   845    607   381     656
obligations
Self-insurance          2                  3      1     1
accruals            1,825  8,14   5,15  ,085   ,842  ,093    2,51
                              0      4                          1
                    $  73 $  10  $  48 $   4  $   3 $   2  $   4,
                     ,579  ,811   ,562  ,575   ,270  ,119     242

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at December 31, 2001 and amounts estimated to be due each year may differ from actual payments required to fund claims. Additional information regarding the long-term obligations summarized above is provided in the notes to our consolidated financial statements.

As at December 31, 2001, we were contingently liable to our principal banks in the amount of $18,399 for letters of credit outstanding related to insurance coverage. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds which expire during 2002 through 2005. We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit that approximated $17,282 as at December 31, 2001 (of which $15,000 expires in May 2002). We are continuously reviewing our existing sources of financing and evaluating alternatives. At December 31, 2001, we had working capital of $16,255 and approximately $30,361 of availability under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions.

Impact of Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS 142, "Goodwill and Intangible Assets." FAS 141 is effective for all business combinations completed after June 30, 2001, and requires using the purchase method of accounting. FAS 142 is effective for fiscal years beginning after December 15, 2001. Goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization. Also, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning January 1, 2003, and addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs.

In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning January 1, 2002. FAS 144 supercedes and clarifies the accounting in FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

We do not expect these new pronouncements to have a material impact on our consolidated financial position or results of operations.

MARKET RISK DISCLOSURES

In the normal course of business, we are exposed to market risk related to changes in interest rates and changes in foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable. We have interest rate protection from our interest rate swap to limit exposure to interest rate volatility (Interest rate "swaps" are the exchange of interest rate payments based on fixed versus floating interest rates which reduce the risk of interest-rate changes on future interest expense-"hedging").

The following table provides information, as of December 31, 2001, about our debt obligations and interest rate swap. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate swap, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the swap at December 31, 2001. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2001.

                                                               Fair
                                                              Value
                                       December               Decemb
                               31,                            er 31,

                           2     2     20     2  Ther     T
                  2002   003   004    05    006  eaft  otal   2001
                                                  er

Liabilities
   Long-term
      Fixed rate      $     $     $      $     $     $     $       $
                                        36     4                 236
                     39    43    38            0    41   237
      Average      10.8  10.8  10.4  10.0%  10.0  10.0
interest rate         %     %     %            %     %

      Variable        $  $ 41     -      -     -     -  $ 42  $ 42,0
rate                 38  ,689                           ,077      77
                      8
       Average     5.4%  7.7%
interest rate

Interest rate
derivative
financial
instruments
   Interest rate
swap:
      Pay fixed,      -  $  1     -      -     -     -  $  1       $
notional amount          0,00                           0,00     589
                            0                              0
      Average pay  6.53  6.53
rate                  %     %
      Average      3.56  5.92
receive rate          %     %

Liabilities at December 31, 2001, included $237 of fixed-rate debt and $42,077 of variable-rate debt. Interest rates, as of December 31, 2001, on the fixed-rate debt ranged from 10.0% to 12.7% and interest rates on the variable-rate debt ranged from 4.4% to 8.1%.

The interest rate swap has an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to settle the swap agreement at December 31, 2001 (fair value), we would pay $589.

Foreign Currency Rate Risk

We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada, where a comprehensive range of horticultural services are provided.

Our financial results could be affected by factors such as changes in the foreign currency exchange rate or differing economic conditions in the Canadian markets as compared with the markets for our services in the United States. Our earnings are affected by translation exposures from currency fluctuations in the value of the U. S. dollar as compared to the Canadian dollar. Similarly, the Canadian dollar-denominated assets and liabilities may result in financial exposure as to the timing of transactions and the net asset / liability position of our Canadian operations.

For the year ended December 31, 2001, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on the results of operations and, as at December 31, 2001, the change would not have a material effect on our financial position. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Impact of Inflation

The impact of inflation on the results of operations has not been significant in recent years.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

The information set forth under the subcaption "Market Risk
Disclosures" contained in Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements are attached hereto and listed on page F-1 of this report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

On October 19, 2001, we filed a Current Report on Form 8-K, reporting under Item 4 the engagement of the Company's new independent auditors, Ernst & Young LLP, and also reporting the dismissal of Deloitte & Touche LLP. On October 31, 2001, we filed an amended Current Report on Form 8-K/A, which contained the response of Deloitte & Touche LLP.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information about our executive officers is in the section
"Executive Officers of the Registrant" at Part I, Item 4A of this report on Form 10-K.

Information about our directors is in the section "Election of Directors" of the 2002 Proxy Statement, all of which is incorporated into this report by reference.

Item 11.  Executive Compensation.

Information about director compensation is in the section
"Compensation of Directors" and information about executive compensation is in the section "Remuneration of Executive
Officers" of the 2002 Proxy Statement, all of which is incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of the 2002 Proxy Statement, all of which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions.

Information about certain transactions between the Company and their affiliates and certain other persons is in the sections
"Election of Directors" of the 2002 Proxy Statement, all of which is incorporated into this report by reference.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 14 is set forth on page F-1 of this report on Form 10-K.

(a) (3) Exhibits.

The response to this portion of Item 14 is set forth on the accompanying index of exhibits immediately following the financial statements.

(b) Reports on Form 8-K.

During the quarter ended December 31, 2001, we filed one Current
Report on Form 8-K, as amended.

On October 19, 2001, the Company filed a Current Report on Form-8-K dated October 19, 2001, reporting under Item 4 the engagement of the Company's new independent auditors, Ernst & Young LLP, and also reporting the dismissal of Deloitte & Touche LLP. On
October 31, 2001, we filed an amended Current Report on Form 8-K/A dated October 31, 2001, which contained the response of Deloitte & Touche LLP.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                 THE DAVEY TREE EXPERT COMPANY

                                 By:     /s/ R. Douglas
                                 Cowan

                                           R. Douglas Cowan,
                                 Chairman and
                                           Chief Executive
                                 Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.


/s/ R. Douglas                   /s/ Karl J.
Cowan                            Warnke

R. Douglas Cowan, Director,      Karl J. Warnke, Director,
Chairman and Chief Executive     President and Chief Operating
Officer                          Officer
(Principal Executive Officer)



/s/ R. Cary                      /s/ David E.
Blair                            Adante

R. Cary Blair, Director          David E. Adante, Executive Vice
                                 President,
                                 Chief Financial Officer and
                                 Secretary
                                 (Principal Financial Officer)

/s/ Russell R.
Gifford

Russell R. Gifford, Director
                                 /s/ Nicholas R.
                                 Sucic

                                 Nicholas R. Sucic, Corporate
                                 Controller
                                 (Principal Accounting Officer)
/s/ Richard S.
Gray

Richard S. Gray, Director



/s/ Douglas K.
Hall

Douglas K. Hall, Director



/s/ Willard R.
Holland

Willard R. Holland, Director



/s/ James H.
Miller

James H. Miller, Director

                   INDEX OF EXHIBITS

Exhibit     Description
No.

(3)(i)      1991 Amended Articles of Incorporation

(3)(ii)     1987 Amended and Restated Regulations of
            The
            Davey Tree Expert Company

(10)(a)     1987 Incentive Stock Option Plan
            (Incorporated by reference to Exhibit
            (10)(a) to the Registrant's Annual Report on Form 10-K for the year ended December
            31, 1997).

(10)(b) 1994 Omnibus Stock Plan (Incorporated by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-Q for the quarter ended July 3, 1999).

(16)        Letter re: change in certifying accountant
            (Incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-
            K/A dated October 31, 2001).

(21)        Subsidiaries of the Registrant

(23.1)      Consent of Ernst & Young LLP, Independent
            Auditors

(23.2)      Consent of Deloitte & Touche LLP,
            Independent Auditors

The documents listed as Exhibits 10(a) and 10(b) constitute management contracts or compensatory plans or arrangements.

The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt.


                   ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14 (a)(1) AND (2)

 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CERTAIN EXHIBITS

                  FINANCIAL STATEMENT SCHEDULES

                  YEAR ENDED DECEMBER 31, 2001

                  THE DAVEY TREE EXPERT COMPANY

                           KENT, OHIO



 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


FORM 10-KITEM 14(a)(1) AND (2)

THE DAVEY TREE EXPERT COMPANY


The following consolidated financial statements of The
Davey Tree Expert Company are included in Item 8:

     Audited Consolidated Financial Statements:

          Report of Ernst & Young LLP, Independent           F-2
Auditors

          Report of Deloitte & Touche LLP, Independent       F-3
Auditors

          Consolidated Balance SheetsDecember 31, 2001 and   F-4
2000

          Consolidated Statements of OperationsYears ended   F-5
December 31, 2001,
          2000 and 1999

          Statements of Consolidated Shareholders'
EquityYears ended December 31, 2001,                         F-6
          2000 and 1999

          Consolidated Statements of Cash FlowsYears ended   F-7
December 31, 2001, 2000
          and 1999

          Notes to Consolidated Financial Statements         F-8
December 31, 2001

     Financial Statement Schedules:

          None

          All schedules for which provision is made in the applicable accounting regulation of the
          Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors
The Davey Tree Expert Company


We have audited the accompanying consolidated balance sheet of The Davey Tree Expert Company as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.






              /s/ ERNST & YOUNG LLP

Akron, Ohio
February 22, 2002


      REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
The Davey Tree Expert Company
Kent, Ohio


We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Davey Tree Expert Company and its subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 7, 2001




                  THE DAVEY TREE EXPERT COMPANY
                   CONSOLIDATED BALANCE SHEETS
            (In thousands, except per share amounts)

                                                           Dece
                                                   mber
                                                   31,
                                                  2           2
                                             001         000

Assets
Current assets:
     Cash and cash equivalents                    $           $
                                                  4
                                                 06          57
     Accounts receivable, net                47,672      56,523
     Operating supplies                       2,724       2,574
     Prepaid expenses                         3,478       3,814
     Other current assets
                                               3,40        4,91
                                                  7           6
Total current assets                         57,687      67,884

Property and equipment:
     Land and land improvements               6,436       6,429
     Buildings and leasehold improvements    18,594      18,714
     Equipment                                                2
                                            200,488      02,975
                                            225,518     228,118
     Less accumulated depreciation                            1
                                            155,407      50,042
                                             70,111      78,076

Other assets                                 25,147      10,468
Identified intangible assets and
goodwill, net                                  2,52        2,95
                                                  8           4
                                           $      1    $      1
                                             55,473      59,382

Liabilities and shareholders' equity
Current liabilities:
     Short-term debt                              $           $
                                              1,541       1,255

     Accounts payable                        16,919      12,914
     Accrued expenses                        14,249      12,269
     Self-insurance accruals                  8,190       5,559
     Current portion of capital lease
obligations                                       5           5
                                                 33          01
Total current liabilities                    41,432      32,498

Long-term debt                               41,887      57,414
Capital lease obligations                     3,600       4,090
Self-insurance accruals                      11,444      11,277
Deferred income taxes                         6,350       5,920
Other liabilities
                                                  5          79
                                                 10           1
                                            105,223     111,990

Common shareholders' equity:
     Common shares, $1.00 par value, per
share; 12,000 shares
     authorized; 10,728 shares issued and    10,728      10,728
outstanding as of
     December 31, 2001 and 2000
     Additional paid-in-capital               5,163       4,308
     Retained earnings                       77,358      72,328
     Accumulated other comprehensive
income (loss)                                (1,209        (745
                                                  )           )
                                             92,040      86,619
     Less cost of Common shares held in
treasury:
          3,000 in 2001 and 2,932 in 2000
                                             41,790      39,227


                                             50,250      47,392

                                           $      1    $     15
                                             55,473       9,382

See notes to consolidated financial statements.
                  THE DAVEY TREE EXPERT COMPANY
              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)


                                                  Year Ended
                                           December 31,
                                        200       200       199
                                      1         0         9

Revenues                           $  321,2  $  322,2  $  308,1
                                         84        36        44

Costs and expenses:
     Operating                      212,783   226,441   210,628

     Selling                         50,564    49,978    45,403
     General and administrative      22,567    23,015    21,742
     Depreciation                    19,054       20,       20,
                                                  722       019
     Amortization of intangible
assets and goodwill                     466       459       393
                                       305,     320,6     298,1
                                        434        15        85

Income from operations               15,850     1,621     9,959

Other income (expense):
     Interest expense               (4,993)   (6,217)   (4,947)
     Gain on sale of assets           1,023     1,172     1,487
     Other
                                      (744)      (60)     (349)

Income (loss) before income taxes    11,136   (3,484)     6,150

Income taxes (benefit)                             (1
                                      4,405     ,080)     2,435

Net income (loss)                         $  $    (2,         $
                                      6,731      404)     3,715

Net income (loss) per share:
     Basic                                $         $         $
                                        .87     (.30)       .47


     Diluted                              $         $         $
                                        .82     (.30)       .42

See notes to consolidated
financial statements.



                     THE DAVEY TREE EXPERT COMPANY
            STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                (In thousands, except per share amounts)



                                           Accumul
                              Addit           ated        Common
                      Common  ional Retai    Other        Shares
                      Shares  Paid-   ned                     in
                                 In        Compreh      Treasury
                                            ensive

                    Sh   Amo     Ca  Earn   Income   Shar    Amo    To
                  ares   unt  pital  ings   (Loss)     es    unt   tal




Balance, January  8,72     $      $ $   9        $  4,737  $   ( $   5
1, 1999              8   8,7   5,89 4,547    (745)         51,15 7,268
                          28      3                           5)


     Comprehensi
ve income:
          Net                       3,715                        3,715
income
          Other
comprehensive
income
               F
oreign currency                                202
                                                                    20
    translation                                                      2
adjustments
     Comprehensi                                                 3,917
ve income
     Stock
dividend and      2,00  2,00  (3,98 (19,7           (1,98  21,74
          share      0     0     2)   59)              2)      1
retirement
     Shares                                           422  (6,76 (6,76
purchased                                                     3)    3)
     Shares sold              1,033                 (146)    847 1,880
to employees
     Options                    192                 (430)  1,974 2,166
exercised
     Dividends,
$.20 per share                      (2,04                        (2,04
                                       8)                           8)


Balance,          10,7  10,7  3,136 76,45    (543)  2,601  (33,3 56,42
December 31,        28    28            5                    56)     0
1999

     Comprehensi
ve income:
          Net                       (2,40                        (2,40
loss                                   4)                           4)
          Other
comprehensive
income
               F
oreign currency                              (202)
                                                                   (20
    translation                                                     2)
adjustments
     Comprehensi                                                     (
ve loss                                                          2,606
                                                                     )
     Shares                                           640  (8,20 (8,20
purchased                                                     5)    5)
     Shares sold              1,162                 (251)  1,960 3,122
to employees
     Options                     10                  (58)    374   384
exercised
     Dividends,
$.22 per share                      (1,72                        (1,72
                                       3)                           3)


Balance,          10,7  10,7  4,308 72,32    (745)  2,932  (39,2 47,39
December 31,        28    28            8                    27)     2
2000

     Comprehensi
ve income:
          Net                       6,731                        6,731
income
          Other
comprehensive
income
               F
oreign currency                               (99)                (99)

    translation
adjustments
               D
erivative
instrument:
               C
umulative effect                             (105)               (105)
of

    accounting
change
               U
nrealized loss                               (260)
on                                                                  (2
                                                                   60)
    interest
rate swap
     Comprehensi                                                 6,267
ve income
     Shares                                           492  (5,54 (5,54
purchased                                                     1)    1)
     Shares sold                918                 (284)  2,021 2,939
to employees
     Options                   (63)                 (140)    957   894
exercised
     Dividends,
$.22 per share                      (1,70                         (1,7
                                       1)                          01)


Balance,                   $      $ $   7        $         $   (     $
December 31,      10,7  10,7   5,16 7,358  (1,209)      3  41,79 50,25
2001                28    28      3                  ,000     0)     0

See notes to consolidated financial statements.


                  THE DAVEY TREE EXPERT COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                                                 Year
                                                       Ended December
                                                                  31,
                                                          2         1
                                             2001       000       999


Operating activities
     Net income (loss)                          $  $      (         $
                                            6,731    2,404)     3,715

     Adjustments to reconcile net
income (loss) to net
          cash provided by (used in)
operating activities:
               Depreciation                19,054    20,722    20,019
               Amortization                   466       459       393
               Gain on sale of property   (1,023)   (1,172)   (1,487)
               Deferred income taxes        (342)       568       971
               Other
                                                (                  (2
                                             194)        24       90)
                                           24,692    18,197    23,321
               Changes in operating
assets and liabilities:
                    Accounts receivable   (4,475)    15,129
                                                             (20,091)
                    Accounts payable        5,985      (24)   (2,077)
and accrued expenses
                    Self-insurance          2,798       926     (856)
accruals
                    Other assets, net
                                                      (2,96     (4,13
                                              813        1)        2)

                                               5,     13,07   (27,156
                                              121         0         )
                         Net cash          29,813
provided by (used in) operating                      31,267         (
activities                                                     3,835)

Investing activities
   Capital expenditures:
     Equipment                           (11,593)  (17,099)  (18,006)
     Land and buildings                      (99)     (377)   (2,574)
   Proceeds from sales of property and      1,419     3,719     2,730
equipment
   Purchases of businesses
                                                         (4       (85
                                             (83)       52)        7)
                        Net cash used
in investing activities                   (10,356   (14,209  (18,707)
                                                )         )
      Increase (decrease) in cash          19,457    17,058  (22,542)
before financing activities

Financing activities
     Revolving credit facility           (15,100)  (10,200)    25,700
(payments) proceeds, net
     Borrowings of notes payable              288       326       500
     Payments of long-term debt and         (887)     (762)     (547)
capital leases
     Purchase of Common shares for        (5,541)   (8,205)   (6,763)
treasury
     Sale of Common shares from             3,833     3,506     4,046
treasury
     Dividends
                                            (1,70    (1,723     (1,60
                                               1)         )        1)
                       Net cash (used
in) provided by financing activities      (19,108  (17,058)     21,33
                                                )                   5

Increase (decrease) in cash and cash          349       -     (1,207)
equivalents
Cash and cash equivalents, beginning of
year                                                             1,26
                                               57        57         4
                                                $         $         $
Cash and cash equivalents, end of year
                                              406        57        57

See notes to consolidated financial
statements.













                  The Davey Tree Expert Company
           Notes to Consolidated Financial Statements
                        December 31, 2001
                (In thousands, except share data)


A.  The Company's Business

The Davey Tree Expert Company and its subsidiaries (the
"Company") provides a wide range of horticultural services to residential, commercial, utility and institutional customers throughout the United States and Canada.

Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides.

Utility Services is principally engaged in the practice of line clearing for public utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.

Resource Group provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities.


B.  Significant Accounting Policies

Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Accounting Estimates--The consolidated financial statements and notes prepared in accordance with accounting principles generally accepted in the United States include estimates and assumptions made by management that affect reported amounts. Actual results could differ from those estimates.

Fiscal Year--The Company's fiscal year ends on the Saturday closest to December 31. The fiscal years reported are for the 52-week periods ended December 29, 2001, December 30, 2000 and January 1, 2000. For purposes of the consolidated financial statements, the year-end is referred to as December 31 for all periods presented.

Cash Equivalents--Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

Revenue Recognition--Revenues from residential and commercial services are recognized as the services are provided and amounts are determined to be collectible. Revenues from contractual arrangements, primarily with utility services customers, are recognized based on costs incurred to total estimated contract costs. During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made, as required, to the revenue recognized. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fees earned, and on time-and-material contracts revenue is recognized to the extent of billable rates times hours worked, plus material and other reimbursable costs incurred. Revisions arise in the normal course of providing services to utility services customers and generally relate to changes in contract specifications and cost allowability. Such revisions are recorded when realization is probable and can be reliably estimated.
                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


B.  Significant Accounting Policies (continued)

Concentration of Credit Risk--Credit risk represents the accounting loss that would be recognized if the counterparties failed to perform as contracted. The principal financial instruments subject to credit risk follows:

     Cash and Cash Equivalents, and Derivative Financial
     Instruments: To limit its exposure, the Company transacts its business and maintains an interest rate swap with high credit quality financial institutions.

     Accounts Receivable: The Company's residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries, thus minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 16% of revenues during 2001, 2000 and 1999. To reduce credit risk, the Company evaluates the credit of customers, but generally does not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition.

Property and Equipment--Property and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed for financial reporting purposes by the straight-line method for land improvements, building and leasehold improvements and by the double-declining method for equipment, based on the estimated useful lives of the assets, as follows:

          Land improvements        5 to 20 years
          Buildings                5 to 20 years
          Equipment                3 to 10 years
          Leasehold improvements   Shorter of lease term or
          estimated useful life;
                                        ranging from 5 to 20
years

The amortization of assets acquired under capital leases is included in depreciation expense.

Intangible Assets--Amortization is computed for identified intangible assets and goodwill by the straight-line method, based on estimated useful lives, as follows:

          Customer lists           3 to 10 years
          Employment contracts     Life of contract; ranging from
          3 to 10 years
          Goodwill                 10 to 15 years

Long-Lived Assets--The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flow. In the event the assessment indicates that the carrying amounts may not be recoverable, an impairment loss would be recognized to reduce the asset's carrying amount to its estimated fair value based on the present value of the estimated future cash flows.

                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


B.  Significant Accounting Policies (continued)

Stock Compensation Arrangements--The Company accounts for stock compensation arrangements using the intrinsic value based method in APB Opinion No. 25 "Accounting for Stock Issued to Employees."

Derivative Financial Instruments--Derivative financial instruments such as interest rate swaps are used by the Company to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes.

Self-Insurance Accruals--The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, vehicle liability and general liability claims. The Company uses commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience.

The self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Accordingly, the estimates of ultimate losses can change as claims mature. The accruals also are affected by changes in the number of new claims incurred and claim severity. The methods for estimating the ultimate losses and the total cost of claims were determined by external consulting actuaries; the resulting accruals are continually reviewed by management, and any adjustments arising from changes in estimates are reflected in income currently.

The self-insurance accruals are based on estimates, and while management believes that the amounts accrued are adequate, the ultimate claims may be in excess of or less than the amounts provided.

Income Taxes--The Company computes taxes on income in accordance with the tax rules and regulations where the income is earned. The income tax rates imposed by these taxing authorities vary. Taxable income may differ from pretax income for financial reporting purposes. To the extent differences are due to revenue and expense items reported in one period for tax purposes and in another period for financial reporting purposes, an appropriate provision for deferred taxes is made. Changes in tax rates and laws are reflected in income in the period when such changes are enacted.

Net Income Per Share and Common Shares--Basic net income per share is determined by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the weighted-average number of shares is increased to include the effect of stock options that were granted and outstanding during the period.

On May 19, 1999 the Company's Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on outstanding shares, to shareholders of record as of June 1, 1999. To effect the stock split the Board of Directors authorized the retirement of 1,981,894 common shares held in treasury. Common share disclosures have also been restated, where appropriate, to reflect the 2-for-1 stock split.

Foreign Currency Translation--All assets and liabilities of the Company's Canadian operations are translated into United States dollars at year-end exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the year. Translation adjustments are recorded as accumulated other comprehensive income (loss) in shareholders' equity.


                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


B.  Significant Accounting Policies (continued)

Comprehensive Income (Loss)--Comprehensive income (loss) includes net income and other comprehensive income or loss. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income (loss) is composed of foreign currency translation adjustments and unrealized gains and losses from its interest rate swap.

Fair Values--The carrying amount of cash and cash equivalents, receivables, accounts payable and debt approximates fair value as of December 31, 2001 and 2000.

Financial Statement Presentation Changes--Certain amounts for prior years have been reclassified to conform to the current year presentation.

New Accounting Standard Adopted--Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 138. FAS 133 requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. The Statement also requires that changes in the derivative instrument's fair value be recognized currently in the results of operations unless specific hedge accounting criteria are met. The cumulative effect of the accounting change, as of January 1, 2001, was not significant.

Recently Issued Accounting Pronouncements--In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS 142, "Goodwill and Intangible Assets." FAS 141 is effective for all business combinations completed after June 30, 2001 and requires using the purchase method of accounting. FAS 142 is effective for fiscal years beginning after December 15, 2001. Goodwill, as well as intangible assets with indefinite lives, will no longer be subject to amortization. Also, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations," which is effective for the Company's year beginning January 1, 2003, and addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs.

In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company's year beginning January 1, 2002. FAS 144 supercedes and clarifies the accounting in FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The Company does not expect these new pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

                                         December
                                        31,
                                   2001      2000

  Accounts receivable            $   59    $   48
                                   ,102      ,395
  Receivables under contractual                 1
  arrangements                    3,174     0,248
                                 62,276    58,643
  Less prepetition accounts
  receivable
       from PG&E classified as
       noncurrent other assets        1
                                  3,326
                                                -
                                 48,950    58,643
  Less allowances for doubtful
  accounts                        1,278     2,120
                                 $   47    $   56
                                   ,672      ,523

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily utility services customers.

On April 6, 2001, one of the Company's largest utility customers, Pacific Gas and Electric Company (PG&E) filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, the Company continued to provide services under the terms of its contracts with PG&E. The Company continues to perform services for PG&E and receives payment for post-petition date services performed, as part of PG&E administrative expenses.

At December 31, 2001, the Company had net prepetition accounts receivable from PG&E that approximated $13,326 and related to services provided by the Company to PG&E prior to the bankruptcy petition date.

On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated that it expects to complete the reorganization process by the end of 2002. Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E. In management's opinion, the prepetition receivables from PG&E are collectible.

As the Company anticipates receiving payment after 2002, the $13,326 of prepetition accounts receivable has been classified as noncurrent other assets.


                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


D.  Supplemental Balance Sheet and Cash Flow Information

Other current assets consisted of:

                                        D
                                  ecember
                                    31,

                                   2001      2000

         Refundable      $            -         $
       income taxes                         2,281
    Deferred income               3,407
              taxes                         2,635
              Total         $     3,407         $
                                            4,916

Other assets consisted of:

                                        De
                                   cember
                                    31,

                                   2001      2000

           Prepaid pension costs $   10,         $
                                    922     9,352
            Prepetition accounts 13,326         -
            receivable from PG&E
                        Deposits
                                    899     1,116
                           Total $   25,    $   10
                                    147      ,468


Identified intangible assets and goodwill, net, consisted of:

                                        December
                                       31,
                                   200       200
                                   1         0
   Customer lists                 $   2     $   2
                                   ,950      ,906
   Noncompete agreements            563       562
   Goodwill
                                  2,651     2,656
                                  6,164     6,124
   Less accumulated amortization
                                  3,636     3,170
   Total                          $   2     $   2
                                   ,528      ,954

Accrued expenses consisted of the following:

                                        December
                                       31,
                                   200       200
                                   1         0
   Employee compensation          $   5     $   5
                                   ,845      ,652
   Accrued vacation               2,491     2,713
   Self-insured medical claims      919       984
   Commercial insurance payable   1,475       694
   Income taxes payable           1,416         -
   Taxes, other than income         601       501
   Other                                        1
                                  1,502      ,725
   Total                          $ 14,     $ 12,
                                    249       269


                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)

D.  Supplemental Balance Sheet and Cash Flow Information
(continued)

                                                  Year Ended
                                          December 31,
                                     200        200        199
                                    1          0          9
   Proceeds from revolving        $   48     $ 115,     $  68,
   credit facility                  ,300        245        826
   Payments of revolving credit   (63,40     (125,4     (43,12
   facility                           0)        45)         6)
   Interest paid                   5,330      5,957      4,912
   Income taxes paid (refunds      2,465     (1,742      2,591
   received), net                                 )
   Noncash transactions:
        Equipment acquired
   through capital leases               -           -      4,947



E.  Pension Plans

Substantially all of the Company's domestic employees are covered by two noncontributory defined benefit pension plans.

The plan for nonbargaining employees provides a benefit based primarily on annual compensation up to a defined level and years of credited service. The other plan is for bargaining employees not covered by union pension plans and provides benefits at a fixed monthly amount based upon length of service. The Company's funding policy is to make the annual contributions necessary to fund the plans within the range permitted by applicable regulations.

Summarized information on the Company's defined benefit pension plans follows:

                                                 Decembe
                                           r 31,
                                         20          200
                                      01            0
   Change in benefit obligation

           Projected benefit               $            $
   obligation at beginning of         13,411       12,778
   year
           Service cost                  786          607
           Interest cost                 973          924
           Amendments                    574            -
           Actuarial loss                933          321
           Benefit payments
                                     (1,258)       (1,219
                                                        )
           Projected benefit               $            $
   obligation at end of year          15,419       13,411

                                                 Decembe
                                           r 31,
                                         20          200
                                      01            0
   Change in plan assets

           Fair value of plan              $            $
   assets at beginning of year        33,840       38,569
           Actual return on plan     (3,169)      (3,510)
   assets
           Benefit payments
                                     (1,258)      (1,219)
           Fair value of plan              $            $
   assets at end of year              29,413       33,840


                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


E.  Pension Plans (continued)

                                                 Decembe
                                           r 31,
                                         20          200
                                      01            0
   Funded status

           Fair value of plan              $            $
   assets at end of year              29,413       33,840
           Projected benefit
   obligation at end of year          15,419       13,411
           Plan assets in excess      13,994       20,429
   of benefit obligation
           Unrecognized net          (2,404)      (9,729)
   actuarial gain
           Unrecognized prior             46        (562)
   service cost
           Unrecognized
   transition asset                      (71         (786
                                          4)            )
           Prepaid pension costs
   recognized                              $            $
                 in balance sheet     10,922        9,352

The assumptions used in developing the benefit obligations were as follows:

                                                 Decembe
                                           r 31,
                                         20          200
                                      01            0
   Weighted-average assumptions

           Discount rate used to
   determine projected                 7.25%        7.50%
                 benefit
   obligation
           Expected return on           8.00         8.25
   plan assets
           Rate of increase in           5.0          5.0
   compensation

Net periodic benefit income associated with the defined benefit pension plans included the following components:

                                                     Year Ended
                                              December 31,
                                        2001       2000       1999

   Components of pension expense
   (income)

           Service costs--increase          $          $          $
   in benefit obligation earned           786        607        699
           Interest cost on               973        924        887
   projected benefit obligation
           Expected return on plan    (2,732)    (3,129)    (2,644)
   assets
           Recognized net actuarial     (491)    (1,096)      (759)
   gains
           Amortization of prior         (34)       (34)       (34)
   service cost
           Amortization of               (72)       (72)       (72)
   transition asset
           Settlement gain
                                                              (191)
                                            -          -
           Net pension income of      $     (    $     (    $     (
   defined benefit pension plans       1,570)     2,800)     2,114)

In addition to the Company sponsored defined benefit plans, the Company contributes to several multiemployer plans. Total pension expense for multiemployer plans was $289 in 2001, $183 in 2000, and $194 in 1999.

                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


F.  Short-Term and Long-Term Debt

Short-term debt consisted of the following:

                                                 Decembe
                                           r 31,
                                        200          200
                                       1            0
   Notes payable, bank                     $            $
                                       1,114          826
   Current portion of long-term
   debt                                  427          429
                                           $            $
                                       1,541        1,255

The note payable is due on demand and bears interest at the bank's prime interest rate (4.25% at December 31, 2001 and 9.29% at December 31, 2000).

At December 31, 2001 the Company also had unused short-term lines of credit with several banks totaling $17,282, generally at the banks' prime rate (of which $15,000 expires in May 2002).

Long-term debt consisted of the following:

                                                 Decembe
                                           r 31,
                                        200          200
                                       1            0
   Revolving credit facility
        Prime rate borrowings              $            $
                                       1,300        6,400
        LIBOR borrowings
                                      40,000       50,000
                                      41,300       56,400
   Subordinated notes, share             777        1,166
   redemption
   Term loans
                                          23           27
                                           7            7
                                      42,314       57,843
   Less current portion
                                          42           42
                                           7            9
                                           $            $
                                      41,887       57,414

Revolving Credit Facility--The Company has a revolving credit facility with a group of banks that permits borrowings, as defined, up to $90,000, with a letter of credit sublimit of $25,000, through April 2003. Interest rates on borrowings outstanding are based, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment of 2.4%. A commitment fee is also required of between .25% and .35% of the average daily-unborrowed commitment. Under the revolving credit facility agreement, the banks have a blanket lien on all personal property and liens on certain real property of the Company.

The agreement was amended in March 2001 because of constraints in the financial covenants, the LIBOR margin adjustment was changed to 2.4% and the financial covenants were modified. Under the most restrictive covenants of the amended agreement, the Company is obligated to maintain minimum shareholders' equity, as defined. The agreement also has restrictive financial covenants requiring a maximum ratio of funded debt, as defined, to EBITDA (earnings before interest, taxes, depreciation and amortization) and a minimum ratio of EBIT (earnings before interest and taxes) to interest expense.
                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


F.  Short-Term and Long-Term Debt (continued)

Subordinated Notes-share redemption--In 1998, the Company redeemed common shares for cash and five-year subordinated promissory notes. These notes bear interest based on the five-year U.S. Treasury rate in effect at January 1 of each year (4.99% in 2001 and 6.36% in 2000).

Term Loans--The weighted-average interest on the term loans approximated 10.37% (10.42% at December 31, 2000).

Interest rate swap--(Interest rate "swaps" are the exchange of interest rate payments based on fixed versus floating interest rates which reduce the risk on interest-rate changes on future interest expense_ "hedging")--The Company has an interest rate swap with an underlying face (notional) amount of $10,000 that matures on March 31, 2003 and requires interest to be paid at 6.53%. The fair value of the swap is the amount quoted by the financial institution that the Company would pay to terminate the swap, a liability of $589 at December 31, 2001. In adopting FAS 133 during 2001, the Company determined that the interest rate swap meets the criteria for cash flow hedge accounting. The interest rate swap effectively converts a portion of the Company's variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. During the year ended December 31, 2001, the Company recognized $365, net of tax, in other comprehensive income related to change in the fair value of the interest rate swap. Prior to 2001, the Company accounted for the interest rate swap using the settlement method or the "matched swap" method in which the quarterly net cash settlements of the agreements were recognized in interest expense. Interest expense was decreased by $8 in 2000 and increased by $82 in 1999.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-debt for the five years subsequent to December 31, 2001 were as follows: 2002--$427; 2003--$41,732; 2004--$38; 2005--$36 and
2006--$40.


G.  Self-Insurance Accruals

Components of the Company's self-insurance accruals for workers' compensation, vehicle liability and general liability follow:

                                                  Decemb
                                           er 31,
                                         20           20
                                      01           00
   Workers' compensation                   $            $
                                      12,761       11,248
   Present value discount
                                        2,19          1,5
                                           1           97
                                      10,570        9,651
   Vehicle liability                   4,325        3,225
   General liability
                                        4,73         3,96
                                           9            0
   Total                              19,634       16,836
   Less current portion
                                        8,19         5,55
                                           0            9
   Noncurrent portion                      $            $
                                      11,444       11,277

                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)

G.  Self-Insurance Accruals (continued)

The table below reconciles the changes in the self-insurance accruals for losses and related payments and sets forth the discount rate used for the workers compensation accrual.

                                                  Decemb
                                           er 31,
                                         20           20
                                      01           00
   Balance, beginning of year              $            $
                                      16,836       15,910
   Provision for claims               20,212       17,556
   Increase (decrease) cost from
   change in                              91          308
        discount rate
   Payment of claims
                                       17,50        16,93
                                           5            8
   Balance, end of year                    $            $
                                      19,634       16,836

   Workers compensation discount
   rate                                4.75%        5.00%

H.  Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

                                                  Decemb
                                           er 31,
                                         20           20
                                      01           00
   Equipment                               $            $
                                        4,94         4,94
                                           7            7
   Less accumulated amortization
                                        1,50            8
                                           7           35
                                           $            $
                                        3,44         4,11
                                           0            2

The Company also leases facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options.

Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2001 were as follows:
                                                     Lease
                                            Obligations

                                            Cap       Operat
                                         ital         ing
   Minimum lease obligations
             Year ending December 31,         $            $
                                 2002       790        1,711
                                 2003       790        1,107
                                 2004       790          845
                                 2005       919          607
                                 2006       696          381
                             2007 and
                                after     1,056           65
                                                           6
   Total minimum lease payments           5,041            $
                                                       5,307
   Amounts representing interest
                                             90
                                              8
   Present value of net minimum lease     4,133
   payments
   Less current portion
                                             53
                                              3
   Long-term capital lease                    $
   obligations December 31, 2001          3,600

Total rent expense under all operating leases was $2,437 in 2001, $2,295 in 2000 and $2,000 in 1999.
                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


I.  Common Shares and Preferred Shares

The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

The number of common shares authorized is 12,000,000, par value $1.00. The number of common shares issued was 10,728,440 during each of the three years ended December 31, 2001. The number of shares in the treasury for each of the three years ended December 31, 2001 were as follows: 2001-- 2,999,526; 2000-- 2,932,289;
and, 1999-- 2,601,058.

The Company's stock is not listed or traded on an active stock market and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value based upon the Company's performance and financial condition. Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares. During 2001, purchases of common shares totaled 491,700 shares for $5,541 in cash; the Company also had direct sales, to directors and employees of 6,773 shares for $75, excluding those shares issued through either the exercise of options or the employee stock purchase plan. It also sold 102,546 shares from the Company's 401(k) plan for $1,130 and issued 41,632 shares to participant accounts to satisfy its liability for the 2000 employer match in the amount of $458. The liability accrued at December 31, 2001 for the 2001 employer match was $500. There were also 132,963 shares purchased during 2001 under the employee stock purchase plan.


J.  Employee Stock Ownership Plan and 401KSOP

On March 15, 1979, the Company consummated a plan, which transferred control of the Company to its employees. As a part of this plan, the Company sold 2,880,000 common shares to the Company's Employee Stock Ownership Trust (ESOT) for $2,700.

The Employee Stock Ownership Plan (ESOP), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the Trust. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.

Effective January 1, 1997, the Company commenced operation of the "The Davey 401KSOP and ESOP," which retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. The Company will match, in either cash or Company stock, 50% of each participant's before-tax contribution, limited to the first 3% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. The Company's cost of this plan, consisting principally of the employer match, was $500 in 2001, $466 in 2000, and $489 in 1999.


                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


K.  Employee Stock Purchase Plan and Stock Option Plans

Employee Stock Purchase Plan--The Company has an employee stock purchase plan that provides the opportunity for all full-time employees with one year of service to purchase shares through payroll deductions. Purchases under the plan, at 85% of the fair market value of the common shares, have been as follows:

                                                Year Ended
                                          December 31,
                                      200       200       199
                                     1         0         9

   Number of employees                900     1,032     1,025
   participating

   Shares purchased during the     132,96    131,30    103,03
   year                                 3         9         8

   Weighted-average per share       $9.59    $10.75    $13.63
   purchase price paid

   Cumulative shares purchased     3,438,    3,305,    3,174,
   since 1982                         562       599       290


Stock Option Plans--The 1994 Omnibus Stock Plan (Stock Plan) consolidated into a single plan provisions for the grant of stock options and other stock based incentives and maintenance of the employee stock purchase plan. Prior to adoption of the Stock Plan, the Company had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 1,600,000 during the ten-year term of the Stock Plan. Shares purchased since 1994 under the stock purchase plan were 1,128,658. Each nonemployee director elected or appointed, and reelected or reappointed, will receive a director option that gives the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant. The director options are exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan. The grant of awards, other than director options, is at the discretion of the compensation committee of the Board of Directors. Shares available for grant at December 31, 2001 were 478,729.

A summary of the Company's stock option activity, excluding director options, is presented below:


                           2001             2000            1999

                             Weigh           Weigh           Weigh
                             ted-            ted-            ted-
                             Avera           Avera           Avera
   Options           Opti     ge       Opt    ge       Opt    ge
                     ons     Exerc   ions    Exerc   ions    Exerc
                              ise             ise             ise
                                Pr              Pr             Pri
                              ice             ice             ce

   Outstanding,     1,301        $   1,351       $   1,772       $
   beginning of      ,696     7.07    ,344    7.05    ,430    6.55
   year
   Granted              -        -       -       -       -       -
   Exercised        (140,     6.36   (49,6    6.54   (414,    4.93
                     549)              48)            273)
   Forfeited                     -               -            4.70
                                                     (6,81
                        -                -              3)

   Outstanding,      1,16     7.15   1,301    7.07   1,351    7.05
   end of year      1,147             ,696            ,344



                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


K.  Employee Stock Purchase Plan and Stock Option Plans
(continued)

The following table summarizes information about stock options outstanding and exercisable, excluding director options at December 31, 2001:

                                 Optio            Options
                        ns                  Exercisable
                    Outstanding

                      Weighte
                         d-      Weight             Weight
                      Average     ed-                ed-
   Exerci             Remaini    Averag             Averag
     se        Opt       ng        e          Op      e
      Pri    ions     Contrac    Exerci    tions    Exerci
    ces                 tual       se                 se
                          Lif        Pr                 Pr
                         e        ice                ice


        $    36,500        1.0        $    36,500        $
     5.95                years     5.95               5.95
     6.22    256,19         .3     6.22    256,19     6.22
                  8      years                  8
     6.92    368,80        2.0     6.92    368,80     6.92
                  0      years                  0
     7.90                  4.9     7.90               7.90
              499,6      years              499,6
                 49                            49
                 1,                            1,
             161,14                        161,14
                  7                             7

A summary of the status of the Company's director options is presented below:


                           2001            2000            1999

                             Weigh           Weigh           Weigh
                             ted-            ted-            ted-
                             Avera           Avera           Avera
   Options           Opti     ge      Opti    ge      Opti    ge
                     ons     Exerc    ons    Exerc    ons    Exerc
                              ise             ise             ise
                                Pr              Pr              Pr
                              ice             ice             ice


   Outstanding,     40,00        $   44,00       $   56,00       $
   beginning of         0     11.6       0    10.2       0    9.07
   year                          0               0
   Granted          12,00    11.00   8,000   13.00   4,000   16.00
                        0
   Exercised            -        -   (8,00    7.41   (16,0    7.68
                                        0)             00)
   Forfeited                  7.41            9.10               -
                    (8,00            (4,00
                       0)               0)               -
   Outstanding
   and                       12.16       4   11.60           10.20
   exercisable,     44,00            0,000           44,00
       end of           0                                0
   year

FAS No. 123, "Accounting for Stock-Based Compensation," requires the pro forma disclosure of the effect on net income and net income per share when applying the fair value method of valuing stock based compensation. In calculating the pro forma impact on net income, the following assumptions were used: initial annual dividend rate of 1.5% per share; a risk free interest rate of 6.25% and an expected life of five years. The 1996 options vest at the rate of 20% annually.

                                                 Year Ended
                                         December 31,
                                    200       2000       1999
                                   1

   Net income (loss) as                $    $     (          $
   reported                        6,731     2,404)      3,715
   Pro forma                       6,374    (2,688)      3,510

   Net income (loss) per share-
   -diluted
        As reported                    $          $          $
                                     .82      (.30)        .42
        Pro forma                    .77      (.34)        .40

                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


L.  Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follows:

                                                 Year Ended
                                          December 31,
                                       20       200       199
                                     01         0         9
   Comprehensive Income
        Net Income (loss)                $    $   (2         $
                                     6,731     ,404)     3,715
        Other comprehensive income
   (loss)
             Foreign currency         (99)     (202)       202
   translation adjustments
             Derivative
   instrument:
                  Cumulative         (170)         -         -
   effect of accounting change
                  Change in fair
   value of interest rate swap       (419)         -         -

                                     (589)         -         -
             Other comprehensive
   income (loss),                    (688)     (202)       202
                  before income
   taxes
             Income tax benefit,
   related to
                  items of other       224         -         -
   comprehensive income
                  Other
   comprehensive income (loss)       (464)     (202)       202
             Comprehensive income        $    $   (2         $
   (loss)                            6,267     ,606)     3,917


                                                 Year Ended
                                          December 31,
                                       20       200       199
                                     01         0         9
   Accumulated comprehensive
   income (loss)
             Foreign currency            $         $         $
   translation adjustments           (844)     (745)     (543)
             Fair value of
   interest rate swap                (365)         -         -

             Accumulated            $   (1         $         $
   comprehensive income (loss)       ,209)     (745)     (543)


M.  Income Taxes

Income (loss) before income taxes were attributable to the following sources:

                                                Year Ended
                                         December 31,
                                    200       2000       1999
                                   1

   United States                 $     1    $     (          $
                                   0,287     3,011)      6,364
   Canada
                                     849      (473)       (214
                                                             )
   Totals                        $     1    $     (          $
                                   1,136     3,484)      6,150

                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


M.  Income Taxes (continued)

Income taxes have been provided as follows:

                                                Year Ended
                                         December 31,
                                    200       2000       1999
                                   1
   Current:
        Federal                        $    $     (          $
                                   3,180     1,360)      1,085
        State and local              900      (140)        400
        Canadian
                                     442      (148)       (21)

                                   4,522    (1,648)      1,464
   Deferred:
        Federal                      291        512        932
        State and local            (244)         82       (43)
        Canadian
                                   (164)       (26)         82


                                   (117)        568        971
                                       $    $    (1          $
                                   4,405      ,080)      2,435

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's current net deferred tax assets and liabilities at December 31, were as follows:

                                                Year Ended
                                              December 31,
                                                 2         20
                                             001        00
   Deferred tax assets:
        Accrued compensated absences             $          $
                                               504        591
        Self-insurance accruals              2,417      1,382
        Other
                                               486        662
   Net deferred income tax assets--              $          $
   current                                   3,407      2,635

Significant components of the Company's noncurrent net deferred tax assets and liabilities at December 31, were as follows:

                                                Year Ended
                                              December 31,
                                                 2         20
                                             001        00
   Deferred tax assets:
        Self-insurance accruals                  $    $      4
                                             3,836       ,171
        Other
                                               189       (18)

                                             4,025      4,153
   Deferred tax liabilities:
        Tax over financial reporting         6,662      6,893
   depreciation and amortization
        Prepaid pension costs
                                             3,713      3,180
                                                 1          1
                                             0,375      0,073
   Net deferred income tax liability--     $     (    $     (
   noncurrent                               6,350)     5,920)

                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


M.  Income Taxes (continued)

A reconciliation of the expected statutory U.S. federal rate to the Company's actual effective income tax rate follow:

                                                 Year Ended
                                           December 31,
                                        20       200       199
                                      01        0         9
   Statutory U.S. federal tax rate   34.0%    (34.0)     34.0%
                                                   %
   State and local income taxes,       5.4     (2.6)       4.3
   net of federal benefit
   Effect of Canadian income taxes    (.1)      (.4)        .2

   Meals disallowance                   .9       5.0       1.9

   Other                                 (       1.0       (.8
                                       .6)                   )
   Effective income tax rate           39.     (31.0     39.6%
                                        6%        )%

N.  Net Income Per Share

Net income per share is computed as follows:

                                                 Year Ended
                                           December 31,
                                        20       200       199
                                      01        0         9
   Income available to common
   shareholders:
        Net income (loss)                $    $   (2         $
                                     6,731     ,404)     3,715

   Weighted-average shares
        Basic                       7,756,    7,929,    7,971,
                                       949       210       810
        Effect of stock options         47                  89
                                     3,740          -     9,742

             Diluted weighted-       8,230     7,929     8,871
   average shares                     ,689      ,210      ,552

   Net income (loss) per share
        Net income (loss) per            $         $         $
   share -- Basic                       .8      (.30         .
                                         7         )        47
        Net income (loss) per            $         $         $
   share -- Diluted                     .8      (.30         .
                                         2         )        42

For the year ended December 31, 2000, there were 593,254 shares attributable to the exercise of stock options that were excluded from the calculation of diluted net loss per share because the effect was antidilutive.


O.  Operations by Segment and Geographic Information

The Company's operating results are reported in two segments:
Residential and Commercial Services, and Utility Services, for operations in the United States. Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.
                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


O.  Operations by Segment and Geographic Information (continued)

The Company also has two nonreportable segments: Canadian operations, which provides a comprehensive range of Davey horticultural services, and Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities. Canadian operations and Davey Resource Group are presented below as "All Other."

During the fourth quarter 2001, the Company aligned its reporting to more closely reflect its management structure. The amounts in the table below for 2000 and 1999 have been conformed to the 2001 reporting.

Measurement of Segment Profit and Loss and Segment Assets--The
Company evaluates performance and allocates resources based primarily on operating income and also actively manages business unit operating assets.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that (a) the Company computes and recognizes depreciation expense for its segments only by the straight-line method and (b) state and local income taxes are allocated to the segments. Corporate expenses are substantially allocated among the operating segments, but the nature of expenses allocated may differ from year-to-year. There are no intersegment revenues. Segment assets are those generated or directly used by each segment, and include accounts receivable, inventory, and property and equipment.
                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


O.  Operations by Segment and Geographic Information (continued)

                                 Residen
                        Utili     tial              Reconci
                          ty     Commerc    All      ling      Consoli
                          Ser      ial     Other    Adjustm     dated
                        vices      Servi             ents
                                   ces
     Fiscal Year 2001

          Revenues       $ 148   $     1   $   2          $           $
                          ,295    45,723   7,266                321,284
                                                          -
          Income                                    (3,171)  (   15,850
     (loss) from           3,5    14,331     1,1             a
     operations             35                55             )
               Interes                                4,993       4,993
     t expense
               Other
     income (expense),                                   27
     net                                                  9         279
          Income
     before income                                                 11,1
     taxes                                                           36

          Depreciation       $         $       $          $  (        $
     and amortization     8,30     6,830    1,40      2,522  b   19,054
                             2                 0             )
          Capital        4,209     3,576   1,907      2,000      11,692
     expenditures
          Segment                                            (
     assets, total       45,57    37,812     9,1     62,989  c  155,473
                             1                01             )

     Fiscal Year 2000

          Revenues       $ 159   $    13   $   2          $     $    32
                          ,414     5,868   6,954                  2,236
                                                          -
          Income                                    (4,729)  (    1,621
     (loss) from         (5,89    11,134     1,1             a
     operations             6)                12             )
               Interes                                6,217       6,217
     t expense
               Other
     income (expense),                                1,112        1,11
     net                                                              2
          Income
     before income                                               (3,484
     taxes                                                            )

          Depreciation       $         $       $          $  (        $
     and amortization     9,80     6,639    1,40      2,880  b   20,722
                             2                 1             )
          Capital        7,106     5,596   1,446      3,328      17,476
     expenditures
          Segment                                            (        1
     assets, total       61,66    39,763    7,77     50,180  c   59,382
                             3                 6             )

     Fiscal Year 1999
          Revenues       $ 167   $   120   $   1          $     $    30
                          ,148      ,997   9,999                  8,144
                                                          -
          Income                                        420  (    9,959
     (loss) from           6,5     6,236   (3,24             a
     operations             52                9)             )
               Interes                                4,947       4,947
     t expense
               Other
     income (expense),                                1,138        1,13
     net                                                              8
          Income
     before income                                                 6,15
     taxes                                                            0

          Depreciation   $   1         $       $          $  (        $
     and amortization    0,511     5,836    1,27      2,400  b   20,019
                                               2             )
          Capital        10,41     5,855   1,902      2,404      20,580
     expenditures            9
          Segment                      6                     (       17
     assets, total       66,29     0,416   10,28     39,882  c    6,876
                             1                 7             )


Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

  (a) Reclassification of depreciation expense and allocation of corporate expenses.
  (b) Reduction to straight-line depreciation expense from declining balance method and depreciation and amortization of corporate assets.
  (c) Corporate assets include cash and cash equivalents, prepaid expenses, corporate facilities, enterprise-wide information systems, intangibles, and deferred and other nonoperating assets.


                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


O.  Operations by Segment and Geographic Information (continued)

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

                                            Year Ended
                                     December 31,
                                  20        20        19
                                01        00        99
   Revenues

   United States              $  304    $  306    $  293
                                ,109      ,387      ,541
   Canada                          1         1         1
                               7,175     5,849     4,603
                              $  321    $  322    $  308
                                ,284      ,236      ,144


                                       Decembe
                                   r 31,
                                  20        20
                                01        00
   Long-lived assets, net

   United States              $   68    $   77
                                ,512      ,288
   Canada
                               4,127     3,742
                              $   72    $   81
                                ,639      ,030


P.  Commitments and Contingencies

At December 31, 2001, the Company was contingently liable to its principal banks in the amount of $18,399 for letters of credit outstanding related to insurance coverage.

In certain circumstances, the Company has performance obligations that are supported by surety bonds in connection with its contractual commitments.

The Company is party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. Management is of the opinion that liabilities which may result are adequately covered by insurance, or reflected in the self-insurance accruals and would not be material in relation to the financial position or results of operations.

                  The Davey Tree Expert Company
      Notes to Consolidated Financial Statements(Continued)
                        December 31, 2001
                (In thousands, except share data)


Q.  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

                                          Fiscal 2001, Three
                                     Months Ended
                            Mar       Jun       Sep      Dec
                            31       30        29        31
   Net sales              $  67,    $   93    $   85   $  75,
                             360      ,279      ,251      394
   Gross profit           19,463    34,173    29,470   25,395

   Income (loss) from     (2,519    10,047     5,828    2,494
   operations                  )
   Net income (loss)          (2
                           ,382)     5,417     2,747      949

   Earnings (loss) per         $         $         $        $
   share --Basic           (.31)       .70       .35      .12
   Earnings (loss) per         $         $         $        $
   share --Diluted         (.31)       .66       .33      .12

   ESOT valuation per     $    1    $    1    $    1   $    1
   share                    1.00      1.60      1.60     2.00


                                          Fiscal 2000, Three
                                     Months Ended
                             Apr      Jul       Sep       Dec
                            1         1        30        31
   Net sales              $  67,    $   88    $   85   $   81
                             391      ,070      ,440     ,335
   Gross profit           15,408    29,374    28,494   22,519

   Income (loss) from     (6,449     4,754     3,378     (62)
   operations                  )
   Net income (loss)          (4                           (1
                           ,279)     1,909     1,272    ,306)

   Earnings (loss) per         $         $         $        $
   share --Basic           (.53)       .24       .16    (.17)
   Earnings (loss) per         $         $         $        $
   share --Diluted         (.53)       .22       .15   ( .17)

   ESOT valuation per     $    1    $    1    $    1   $   11
   share                    3.00      2.30      2.30      .00