Form 10-Q
period 2002-03-30
DAVEY TREE EXPERT CO
filed 2002-05-14
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-0176110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 North Mantua Street P.O. Box 5193
Kent, Ohio 44240 (Address of principal executive offices) (Zip code)

(330) 673-9511 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

There were 7,857,391 Common Shares outstanding as of May 10, 2002.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
For the Three Months Ended March 30, 2002

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets -- March 30, 2002 and December 31, 2001	2

	Condensed Consolidated Statements of Operations -- Three months ended March 30, 2002 and March 31, 2001	3

	Condensed Consolidated Statements of Cash Flows -- Three months ended March 30, 2002 and March 31, 2001	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	15

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
 (In thousands, except per share amounts)

	March 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 75	$ 406
Accounts receivable, net	42,316	47,672
Operating supplies	3,479	2,724
Other current assets	9,025	6,885

Total current assets	54,895	57,687

Property and equipment	229,372	225,518
Less accumulated depreciation	157,649	155,407

	71,723	70,111

Other assets	25,334	25,147
Identified intangible assets and goodwill, net	3,164	2,528

	$ 155,116	$ 155,473

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 19,168	$ 16,919
Accrued expenses	10,116	14,249
Other current liabilities	11,970	10,264

Total current liabilities	41,254	41,432

Long-term debt	42,775	41,887
Self-insurance accruals	11,782	11,444
Other noncurrent liabilities	10,402	10,460

	106,213	105,223

Common shareholders' equity:
Common shares, $1.00 par value, per share; 12,000 shares authorized; 10,728 shares issued and outstanding	10,728	10,728
Other shareholders' equity	78,968	81,312

	89,696	92,040
Less cost of common shares in treasury; 2,751 shares at March 30 and 3,000 shares at December 31	40,793	41,790

	48,903	50,250

	$ 155,116	$ 155,473

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (In thousands, except per share data)

	Three Months Ended
	March 30, 2002	March 31, 2001

Revenues	$ 64,373	$ 67,360

Costs and expenses:
Operating	45,217	47,897
Selling	11,233	11,369
General and administrative	6,048	5,775
Depreciation and amortization	4,676	4,838

	67,174	69,879

Loss from operations	(2,801)	(2,519)

Other income (expense):
Interest expense	(786)	(1,404)
Other, net	(6)	(20)

Loss before income taxes	(3,593)	(3,943)

Income taxes (benefit)	(1,423)	(1,561)

Net loss	$ (2,170)	$ (2,382)

Net loss per share -- Basic and Diluted	$ (.28)	$ (.31)

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands)

	Three Months Ended
	March 30, 2002	March 31, 2001

Operating activities
Net loss	$ (2,170)	$ (2,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,676	4,838
Other	36	(409)

	2,542	2,047
Changes in operating assets and liabilities:
Accounts receivable	5,356	4,112
Operating liabilities	(882)	(2,219)
Other	(3,054)	(2,510)

	1,420	(617)

Net cash provided by operating activities	3,962	1,430

Investing activities
Capital expenditures, equipment	(6,110)	(3,051)
Other	(544)	45

Net cash used in investing activities	(6,654)	(3,006)

Financing activities
Revolving credit facility proceeds, net	900	300
Purchase of common shares for treasury	(596)	(33)
Sale of common shares from treasury	1,682	458
Dividends	(471)	(429)
Other	846	1,339

Net cash provided by financing activities	2,361	1,635

Increase (decrease) in cash and cash equivalents	(331)	59

Cash and cash equivalents, beginning of period	406	57

Cash and cash equivalents, end of period	$ 75	$ 116

Supplemental cash flow information follows:
Interest paid	$ 760	$ 1,470
Income taxes paid	1,694	45
Detail of acquisitions:
Equipment	$ 75	$ 63
Identified intangibles	725	20

Cash paid	$ 800	$ 83

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2002
 (Amounts in thousands, except share data)

A.  Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, consisting of a normal recurring adjustments and accruals, as well as the effect of the accounting change to adopt Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Intangible Assets."

Certain information and disclosures required by GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Financial Statement Presentation Changes--Certain amounts for 2001 have been reclassified to conform to the 2002 reporting presentation.

B.  Seasonality of Business

Operating results for the three months ended March 30, 2002 are not indicative of results that may be expected for the year ending December 31, 2002 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year and the methods of accounting for fixed costs, such as depreciation and interest expense, which are not significantly impacted by business seasonality.

C.  Accounting Changes

Change in Accounting for Goodwill and Certain Other Intangibles--The Company adopted FAS 141 and FAS 142 as of January 1, 2002. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. FAS 142 requires that purchased goodwill and certain indefinite-life intangibles no longer be amortized, but instead be tested for impairment at least annually. There was no impairment of goodwill upon adoption of FAS 142. The impact of adopting FAS 142 was to reduce goodwill amortization by $37 and, consequently, the net loss by $26 for the three-month period ended March 30, 2002. Amortization of goodwill would have been reduced by $38, a reduction of the net loss by $23 if the accounting change related to goodwill amortization required by FAS 142 had been applied to the three-month period ended March 31, 2001.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2002
 (Amounts in thousands, except share data)

C.  Accounting Changes (continued)

Change in Accounting for the Impairment or Disposal of Long-Lived Assets--FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supercedes (a) FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and (b) the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 had no impact on the consolidated financial statements.

Change in Accounting for Derivative Instruments--Effective January 1, 2001, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives, such as interest rate exchange agreements (swaps), be recognized on the balance sheet at fair value. The Statement also requires that changes in the derivative instrument's fair value be recognized currently in the results of operations unless specific hedge accounting criteria are met. The cumulative effect of the accounting change, as of January 1, 2001, resulted in the reporting of a $105 decrease, net of tax, to accumulated other comprehensive income.

D.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	March 30, 2002	December 31, 2001

Accounts receivable	$ 52,189	$ 59,102
Receivables under contractual arrangements	4,677	3,174

	56,866	62,276
Less prepetition accounts receivable from PG&E classified as noncurrent other assets	13,326	13,326

	43,540	48,950
Less allowances for doubtful accounts	1,224	1,278

	$ 42,316	$ 47,672

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily utility services customers.

On April 6, 2001, one of the Company's largest utility customers, Pacific Gas and Electric Company ("PG&E") filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, the Company continued to provide services under the terms of its contracts with PG&E. The Company continues to perform services for PG&E and receives payment for post-petition date services performed, as part of PG&E administrative expenses.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2002
 (Amounts in thousands, except share data)

D.  Accounts Receivable, Net (continued)

At March 31, 2002 and December 31, 2001, the Company had net prepetition accounts receivable from PG&E that approximated $13,326 and related to services provided by the Company to PG&E prior to the bankruptcy petition date.

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

E.  Long-Term Debt

Long-term debt consisted of the following:

	March 30, 2002	December 31, 2001

Revolving credit facility
Prime rate borrowings	$ 5,200	$ 1,300
LIBOR borrowings	37,000	40,000

	42,200	41,300

Subordinated notes, share redemption	777	777
Term loans	227	237

	43,204	42,314
Less current portion	429	427

	$ 42,775	$ 41,887

Revolving Credit Facility--The Company has a revolving credit facility that permits borrowings, as defined, up to $90,000, with a letter of credit sublimit of $25,000, through April 2003. Interest rates on borrowings outstanding are based, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment of 2.4%. A commitment fee is also required of between .25% and .35% of the average daily-unborrowed commitment. Under the revolving credit facility agreement, as amended, the banks have a blanket lien on all personal property and liens on certain real property of the Company (the "credit facility collateral").

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2002
 (Amounts in thousands, except share data)

E.  Long-Term Debt (continued)

Based on certain financial covenants having been met, the revolving credit agreement, as amended, also provided for: (a) releasing the credit facility collateral, which occurred during May 2002, and (b) prospectively changing the LIBOR margin adjustment to 1.75%, which occurred as of May 1, 2002.

F.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follows:

	Three Months Ended
	March 30, 2002	March 31, 2001
Comprehensive income (loss)

Net loss	$ (2,170)	$ (2,382)
Other comprehensive income (loss)
Foreign currency translation adjustments	63	(19)
Derivative instrument:
Cumulative effect of accounting change		(170)
Change in fair value of interest rate swap	233	(179)

	233	(349)

Other comprehensive income (loss), before income taxes	296	(368)
Income tax benefit (expense), related to items of other comprehensive income	(89)	133

Other comprehensive income (loss)	207	(235)

Comprehensive income (loss)	$ (1,963)	$ (2,617)

G.  Net Income (Loss) Per Share, Dividends and Common Shares Outstanding

Net income (loss) per share is computed as follows:

	Three Months Ended
	March 30, 2002	March 31, 2001
Income available to common shareholders:
Net income (loss)	$ (2,170)	$ (2,382)

Weighted average shares -- Basic:
Basic weighted average shares outstanding	7,771,408	7,794,066

Weighted average shares -- Diluted:
Basic from above	7,771,408	7,794,066
Incremental shares from assumed exercise of stock options	448,112	557,597

Diluted weighted average shares outstanding	8,219,520	8,351,663

Net income (loss) per share -- Basic and Diluted:	$ (.28)	$ (.31)

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2002
 (Amounts in thousands, except share data)

G.  Net Income (Loss) Per Share, Dividends and Common Shares Outstanding (continued)

A net loss caused the dilutive shares to have an antidilutive effect, so the potentially dilutive incremental shares have been disregarded calculating diluted earnings per share for the three-month periods ended March 30, 2002 and March 31, 2001.

Dividends--On March 10, 2002, the Company paid a $.06 per share dividend to common shareholders of record on March 1, 2002. On March 10, 2001, a $.055 per share dividend was paid to common shareholders of record on March 1, 2001.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding for the three months ended March 30, 2002:

Shares outstanding at December 31, 2001	7,728,914

Shares purchased	(49,658)
Shares sold to employees	56,811
Options exercised	241,480

248,633

Shares outstanding at March 30, 2002	7,977,547

H. Segment Information

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

Measurement of Segment Profit and Loss and Segment Assets--The Company evaluates performance and allocates resources based primarily on operating income and also actively manages business unit operating assets. The 2001 information reflects changes to the segment alignment in 2001.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2002
 (Amounts in thousands, except share data)

H. Segment Information (continued)

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended March 30, 2002

Revenues	$ 33,861	$ 24,969	$ 5,543	$ -	$ 64,373
Income (loss) from operations	552	(2,053)	(285)	(1,015) (a)	(2,801)

Interest expense				786	786
Other income (expense), net				(6)	(6)

Income before income taxes					$ (3,593)

Three Months Ended March 31, 2001

Revenues	$ 37,564	$ 24,520	$ 5,276	$ -	$ 67,360
Income (loss) from operations	927	(1,993)	(413)	(1,040) (a)	(2,519)

Interest expense				1,404	1,404
Other income (expense), net				(20)	(20)

Income before income taxes					$ (3,943)

(a) Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items related to the reclassification of depreciation expense and allocation of corporate expenses.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended
	March 30, 2002	March 31, 2001

Revenues	100.0%	100.0%

Costs and expenses:
Operating	70.2	71.1
Selling	17.5	16.9
General and administrative	9.4	8.6
Depreciation and amortization	7.3	7.1

Loss from operations	(4.4)	(3.7)

Other income (expense):
Interest expense	(1.2)	(2.1)
Other, net	(0.0)	(0.0)

Loss before income taxes	(5.6)	(5.8)

Income taxes (benefit)	(2.2)	(2.3)

Net loss	(3.4%)	(3.5%)

Results of Operations--Three Months Ended March 30, 2002 Compared to Three Months Ended March 31, 2001.

Revenues--Revenues of $64,373 decreased $2,987 or 4.4% as compared with first quarter 2001. Residential and Commercial Services experienced a slight increase of $449 or 1.8% higher than last year, despite generally less favorable weather conditions as compared to last year. Utility Services declined $3,703 or 9.9% when compared to 2001. The reduction in revenues is the result of certain contract reductions and shutdowns, which were consistent with our operating plans. Revenues from all other segments increased 5.1% or $267. Overall revenue growth is expected in 2002, although Utility Services revenue is anticipated to be below that of 2001.

Operating Expenses--Operating expenses of $45,217 were $2,680 lower than first quarter 2001, a reduction of 5.6% as compared to last year. Utility Services decreased $2,870 or 9.9% from 2001, a result of lower labor and equipment costs associated with the reduced revenues. The decrease in Utility Services was partially offset by increases in all other segments.

Selling Expense--Selling expense decreased $136 to $11,233, a 1.2% reduction from first quarter 2001, but as a percentage of sales increased from 17.0% to 17.5%. Utility Services declined $347 from 2001, the result of a decrease in supervisory labor and expenses associated with contract reductions and shutdowns. Residential and Commercial Services partially offset the Utility Service decline by increasing $217, the result of increased field management wages and district incentives.

General and Administrative Expenses--General and administrative expenses increased $273 compared to first quarter 2001. The increase is attributable to higher levels of administrative incentives coupled with lower levels of pension income as compared to 2001.

Depreciation and Amortization Expense--Depreciation and amortization expense of $4,676 decreased $162 compared to first quarter 2001, a .1% increase as a percentage of revenue. The reduction is due to the decrease in capital expenditures over the last several years, including enterprise-wide reporting system assets. Also, the effect of adopting Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Intangible Assets" was to reduce goodwill amortization by $37.

Interest Expense--Interest expense declined $618 to $786 or 1.2% as a percentage of revenue. The decline is a result of considerably lower debt levels as compared to first quarter 2001 and significantly lower interest rates.

Income Taxes--The income tax benefit was $1,423 as compared to $1,561 for the first quarter 2001. The effective tax rate of 39.6% remained flat as compared with 2001.

Net Loss--Net loss of $2,170 was slightly less than the loss of $2,382 experienced in the first quarter 2001, but as a percentage of sales decreased ..1% to 3.4%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $331 during the first quarter of 2002. Net cash provided by operating activities of $3,962 and $2,361 provided by financing activities offset the $6,654 used in investing activities.

Net Cash Provided by Operating Activities

Operating activities for first quarter 2002 provided cash of $3,962, an increase of $2,532 as compared to the $1,430 provided during first quarter 2001. The $2,532 net increase was primarily attributable to: (a) a decrease in accounts receivable and increases in self-insurance accruals, (b) offset by decreases in accounts payable and accrued expenses, and depreciation and amortization expense.

The net loss of $2,170 was slightly less than the net loss of $2,382 experienced in the first quarter 2001, despite a comparable $2,987 decrease in revenues. Lower interest expense offset increased losses from operations as compared to first quarter 2001.

Accounts receivable decreased $5,356 as compared to the $4,112 decrease in 2001. The "day-sales-outstanding" in accounts receivable days also declined slightly. The decrease, primarily related to Utility Services, is the result of concentrated collection efforts. We continue to strive to collect accounts receivable dollars and reduce days-sales-outstanding.

On April 6, 2001, one of our largest utility customers, Pacific Gas and Electric Company (PG&E) filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, we continue to provide services under the terms of our contracts with PG&E. We continue to perform services for PG&E and receive payment for post-petition date services performed, as part of PG&E's administrative expenses. At both March 30, 2002 and December 31, 2001, we had net prepetition accounts receivable from PG&E of approximately $13,326 which are related to services provided by us to PG&E prior to the bankruptcy petition date. On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission, and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated that it expects to complete the reorganization process by the end of 2002. We have monitored the situation closely and will continue to assess the collectibility of our receivables from PG&E. As we anticipate receiving payment after 2002, the $13,326 of prepetition accounts receivable has been classified in our consolidated balance sheet as noncurrent other assets.

Net Cash Used in Investing Activities

Investing activities used $6,654 in cash, $3,648 more than the $3,006 used in 2001 and is the result of increased capital expenditures for field equipment. We anticipate our level of capital expenditures in 2002 to exceed that of 2001.

Net Cash Provided by Financing Activities

Financing activities provided $2,361 of cash, $726 more than the $1,635 provided last year. The sale of treasury shares, net of purchases provided $661 more than the previous year. The increase in proceeds on our revolving credit facility was almost completely offset by reductions in other borrowings as compared with 2001. Dividends paid increased slightly to $471 as compared to the $429 paid in the first quarter of 2001.

Revolving Credit Facility--We have a revolving credit facility that permits borrowings, as defined, up to $90,000, with a letter of credit sublimit of $25,000, through April 2003. Interest rates on borrowings outstanding are based, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment of 2.4%. A commitment fee is also required of between .25% and ..35% of the average daily-unborrowed commitment. Under the revolving credit facility agreement, as amended, the banks have a blanket lien on all personal property and liens on certain real property of the Company (the "credit facility collateral").

Based on certain financial covenants having been met, the revolving credit agreement, as amended, also provided for: (a) releasing the credit facility collateral, which occurred during May 2002, and (b) prospectively changing the LIBOR margin adjustment to 1.75%, which occurred as of May 1, 2002.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at March 30, 2002, to make future payments for the periods indicated.

		Nine Months Ending December 31,	Year Ending December 31,
Description	Total	2002	2003	2004	2005	2006	Thereafter

Revolving credit facility	$ 42,200	$ -	$ 42,200	$ -	$ -	$ -	$ -
Subordinated notes	777	388	389	-	-	-	-
Term loans	227	29	43	38	36	40	41
Capital lease obligations	3,959	359	569	607	785	605	1,034
Operating lease obligations	4,851	1,255	1,107	845	607	381	656
Self-insurance accruals	19,539	5,854	5,154	3,085	1,842	1,093	2,511

	$ 71,553	$ 7,885	$ 49,462	$ 4,575	$ 3,270	$ 2,119	$ 4,242

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at March 30, 2002 and amounts estimated to be due each year may differ from actual payments required to fund claims.

As at March 30, 2002, we were contingently liable to our principal banks in the amount of $21,339 for letters of credit outstanding related to insurance coverage. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2002 through 2005. We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit that approximated availability of $20,212 as at March 30, 2002 (with $15,000 expiring in May 2002, which we do not anticipate renewing). We are continuously reviewing our existing sources of financing and evaluating alternatives. At March 30, 2002, we had working capital of $13,461 and approximately $26,461 of availability under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

Impact of Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning January 1, 2003, and addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. We do not expect FAS 143 to have a material effect on our consolidated financial position or results of operations.

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

The Company considers its critical accounting policies to be those that require the more significant estimates, judgments and assumptions in the preparation of its financial statements, including those related to accounts receivables, specifically those receivables under contractual arrangements primarily arising from Utility Services customers; bad debts; and, self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

There have been no significant changes in estimates, judgments and assumptions in the preparation of these interim financial statements from those used in the preparation of the Company's latest annual financial statements.

Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q include expectations regarding future events or future financial performance. These "forward looking statements" are based on currently available financial and economic data and our operating plans. Such statements are inherently uncertain and could turn out to be significantly different from our expectations. Some important factors that could cause actual results to differ materially from those in the forward-looking statements include, but not limited to: (a) our business, other than tree services to utility customers, being highly seasonal and weather dependent; (b) significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies; (c) our failure to remain competitive could harm our business; (d) and, because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 30, 2002, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001

The Davey Tree Expert Company

Part II. Other Information
Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 13, 2002		David E. Adante
Executive Vice President, CFO and
Secretary
(Principal Financial Officer)

Date: May 13, 2002	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Corporate Controller
(Principal Accounting Officer)