Form 10-Q
period 2002-06-29
DAVEY TREE EXPERT CO
filed 2002-08-13
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

There were 7,764,832 Common Shares outstanding as of July 26, 2002.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 29, 2002

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - June 29, 2002 and December 31, 2001	2

	Condensed Consolidated Statements of Operations -- Three months and six months ended June 29, 2002 and June 30, 2001	3

	Condensed Consolidated Statements of Cash Flows -- Six months ended June 29, 2002 and June 30, 2001	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	18

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures

Certification under Section 906 of the Sarbanes-Oxley Act of 2002

Part  I.  Financial Information

Item 1.  Financial Statements (Unaudited)

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	June 29, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 86	$ 406
Accounts receivable, net	57,283	47,672
Operating supplies	3,471	2,724
Other current assets	5,229	6,885

Total current assets	66,069	57,687

Property and equipment	231,300	225,518
Less accumulated depreciation	159,085	155,407

	72,215	70,111

Other assets	25,382	25,147
Identified intangible assets and goodwill, net	5,595	2,528

	$ 169,261	$ 155,473

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 21,851	$ 16,919
Accrued expenses	12,815	14,249
Revolving credit facility	48,200	-
Other current liabilities	9,903	10,264

Total current liabilities	92,769	41,432

Revolving credit facility	-	41,300
Self-insurance accruals	13,910	11,444
Other noncurrent liabilities	11,473	11,047

	118,152	105,223

Common shareholders' equity:
Common shares, $1.00 par value, per share; 12,000 shares authorized; 10,728 shares issued	10,728	10,728
Other shareholders' equity	83,381	81,312

	94,109	92,040
Less cost of common shares in treasury; 2,964 shares at June 29 and 3,000 shares at December 31	43,000	41,790

	51,109	50,250

	$ 169,261	$ 155,473

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Revenues	$ 93,354	$ 93,279	$ 157,727	$ 160,639

Costs and expenses:
Operating	60,830	59,106	106,047	107,003
Selling	13,414	13,643	24,647	25,012
General and administrative	6,370	5,589	12,418	11,364
Depreciation and amortization	4,978	4,894	9,654	9,732

	85,592	83,232	152,766	153,111

Income from operations	7,762	10,047	4,961	7,528

Other income (expense):
Interest expense	(731)	(1,458)	(1,517)	(2,862)
Other, net	880	379	874	359

Income before income taxes	7,911	8,968	4,318	5,025

Income taxes	3,133	3,551	1,710	1,990

Net income	$ 4,778	$ 5,417	$ 2,608	$ 3,035

Net income per share:
Basic	$ .61	$ .70	$ .33	$ .39

Diluted	$ .58	$ .66	$ .32	$ .37

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 29, 2002	June 30, 2001
Operating activities
Net income	$ 2,608	$ 3,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,654	9,732
Other	(1,062)	(831)

	11,200	11,936
Changes in operating assets and liabilities:
Accounts receivable	(9,611)	(11,146)
Operating liabilities	5,799	3,812
Other	748	647

	(3,064)	(6,687)

Net cash provided by operating activities	8,136	5,249

Investing activities
Capital expenditures, equipment	(11,786)	(7,770)
Other	197	717

Net cash used in investing activities	(11,589)	(7,053)

Financing activities
Revolving credit facility proceeds, net	6,900	4,600
Purchase of common shares for treasury	(3,518)	(2,011)
Sale of common shares from treasury	2,455	1,480
Dividends	(937)	(856)
Other	(1,767)	(1,397)

Net cash provided by financing activities	3,133	1,816

Increase (decrease) in cash and cash equivalents	(320)	12

Cash and cash equivalents, beginning of period	406	57

Cash and cash equivalents, end of period	$ 86	$ 69

Supplemental cash flow information follows:
Interest paid	$ 1,480	$ 2,945
Income taxes paid	2,314	180
Noncash transaction:
Debt issued for purchase of business	1,560	-

Detail of acquisitions:
Assets acquired:
Equipment	$ 1,191	$ 63
Intangibles	3,314	20
Liabilities assumed	257	-
Debt issued for purchase of business	1,560	-

Cash paid	$ 2,688	$ 83

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2002
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

Accounting Estimates--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Financial Statement Presentation Changes--Certain amounts for 2001 have been reclassified to conform to the 2002 reporting presentation.

B.  Seasonality of Business

Operating results for the six months ended June 29, 2002 are not indicative of results that may be expected for the year ending December 31, 2002 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

C.  Accounting Changes

Change in Accounting for Goodwill and Certain Other Intangibles--The Company adopted FAS 141 and FAS 142 as of January 1, 2002. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. FAS 142 requires that purchased goodwill and certain indefinite-life intangibles no longer be amortized, but instead be tested for impairment at least annually. There was no impairment of goodwill upon adoption of FAS 142. The following reflects the impact that FAS 142 would have had on prior year net income and net income per share if adopted in 2001:

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2002
(Amounts in thousands, except share data)

C.  Accounting Changes (continued)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Cease goodwill amortization	-	37	-	75
Net income
Reported net income	$ 4,778	$ 5,417	$ 2,608	$ 3,035
Cease goodwill amortization, net of tax	-	30	-	53
Pro forma net income	4,778	5,387	2,608	2,982
Reported net income per share
Basic	.61	.70	.33	.39
Diluted	.58	.66	.32	.37

Pro forma net income per share
Basic	.61	.69	.33	.38
Diluted	.58	.65	.32	.36

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2002
(Amounts in thousands, except share data)

D.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	June 29, 2002	December 31, 2001

Accounts receivable	$ 67,230	$ 59,102
Receivables under contractual arrangements	4,428	3,174

	71,658	62,276
Less prepetition accounts receivable from PG&E classified as noncurrent other assets	13,326	13,326

	58,332	48,950
Less allowances for doubtful accounts	1,049	1,278

	$ 57,283	$ 47,672

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

At June 29, 2002 and December 31, 2001, the Company had net prepetition accounts receivable from PG&E that approximated $13,326 and related to services provided by the Company to PG&E prior to the bankruptcy petition date.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2002
(Amounts in thousands, except share data)

 E.  Revolving Credit Facility and Other Long-Term Debt

The revolving credit facility and other long-term debt consisted of the following:

	June 29, 2002	December 31, 2001

Revolving credit facility
Prime rate borrowings	$ 4,200	$ 1,300
LIBOR borrowings	44,000	40,000

	48,200	41,300

Subordinated notes, share redemption	472	777
Term loans	967	237

	49,639	42,314
Less portion classified as current:
Revolving credit facility	48,200	-
With other current liabilities	430	427

	48,630	427

Noncurrent portion	$ 1,009	$ 41,887

Revolving Credit Facility--The Company has a revolving credit facility that permits borrowings, as defined, up to $90,000, with a letter of credit sublimit of $25,000, through April 2003. Revolving credit facility borrowings are classified as current as at June 29, 2002; although, the Company intends to refinance such borrowings on a long-term basis and is in the process of negotiating a new credit facility.  Interest rates on borrowings outstanding are based, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment.  A commitment fee is also required of between .25% and .35% of the average daily-unborrowed commitment. Under the revolving credit facility agreement, as amended, the banks had a blanket lien on all personal property and liens on certain real property of theCompany (the "credit facility collateral").

Based on certain financial covenants having been met, the revolving credit facility agreement, as amended, also provided for: (a) releasing the credit facility collateral, which occurred during May 2002, and (b) prospectively changing the LIBOR margin adjustment to 1.75% (from 2.4%), which occurred as of May 1, 2002.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2002
 (Amounts in thousands, except share data)

F.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follows:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Comprehensive income (loss)

Net income	$ 4,778	$ 5,417	$ 2,608	$ 3,035
Other comprehensive income (loss)
Foreign currency translation adjustments	33	-	96	(19)
Derivative instrument:
Cumulative effect of accounting change		-		(170)
Change in fair value of interest rate swap	16	15	249	(164)

	16	15	249	(334)

Other comprehensive income (loss), before income taxes	49	15	345	(353)
Income tax benefit (expense), related to items of other comprehensive income	(6)	(6)	(95)	127

Other comprehensive income (loss)	43	9	250	(226)

Comprehensive income (loss)	$ 4,821	$ 5,426	$ 2,858	$ 2,809

G.  Net Income Per Share, Dividends and Common Shares Outstanding

Net income per share is computed as follows:

  Three Months Ended
			Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Income available to common shareholders:
Net income	$ 4,778	$ 5,417	$ 2,608	$ 3,035

Weighted average shares -- Basic:
Basic weighted average shares outstanding	7,831,009	7,767,895	7,801,373	7,780,908

Weighted average shares -- Diluted:
Basic from above	7,831,009	7,767,895	7,801,373	7,780,908
Incremental shares from assumed exercise of stock options	350,702	470,325	399,138	514,896

Diluted weighted average shares outstanding	8,181,711	8,238,220	8,200,511	8,295,804

Net income per share:
Basic	$ .61	$ .70	$ .33	$ .39

Diluted	$ .58	$ .66	$ .32	$ .37

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2002
(Amounts in thousands, except share data)

G.  Net Income Per Share, Dividends and Common Shares Outstanding (continued)

Dividends--On June 10, 2002, the Company paid a $.06 per share dividend to common shareholders of record on June 1, 2002.  On June 10, 2001, a $.055 per share dividend was paid to common shareholders of record on June 1, 2001.  For the six months ended June 29, 2002 and June 30, 2001, total dividends paid during the periods were $.12 and $.11 per share, respectively.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding for the six months ended June 29, 2002:

Shares outstanding at December 31, 2001	7,728,914

Shares purchased	(292,379)
Shares sold to employees	65,025
Options exercised	263,272

35,918

Shares outstanding at June 29, 2002	7,764,832

Stock Subscription Offering--During June 2002, the Company offered to eligible employees the right to subscribe to common shares at $12.00 per share in accordance with the provisions of The Davey Tree Expert Company 1994 Omnibus Stock Plan (the "plan").  The offering period ended August 1, 2002.

Under the plan, an employee purchasing common shares for an aggregate purchase price of less than $5 must pay cash.  Eligible employees purchasing $5 or more of the common shares may choose to finance their purchases through a down-payment of at least 10% of the total purchase price and a seven-year promissory note for the balance due with interest at 4.75%.   Payments on the promissory note can be made either by payroll deductions or annual lump-sum payments of both principal and interest.

Common shares purchased under the plan will be pledged as security for the payment of the promissory note and the common shares will not be issued until the promissory note is paid-in-full.  Dividends will be paid on all subscribed shares.

All employees (excluding directors, officers and certain operations management) purchasing $5 or more of common shares will be granted a "right" to purchase one additional common share at a price of $12.00 per share for every two common shares purchased under the plan.  Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by the Company.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2002
(Amounts in thousands, except share data)

 H.  Segment Information (continued)

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

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended June 29, 2002

Revenues	$ 32,780	$ 52,303	$ 8,271	$ -	$ 93,354
Income (loss) from operations	657	7,116	902	(913) (a)	7,762

Interest expense				(731)	(731)
Other income, net				880	880

Income before income taxes					$ 7,911

Three Months Ended June 30, 2001

Revenues	$ 38,201	$ 47,180	$ 7,898	$ -	$ 93,279
Income (loss) from operations	1,809	8,290	979	(1,031)(a)	10,047

Interest expense				(1,458)	(1,458)
Other income, net				379	379

Income before income taxes					$ 8,968

Six Months Ended June 29, 2002

Revenues	$ 66,641	$ 77,272	$ 13,814	$ -	$ 157,727
Income (loss) from operations	1,209	5,063	617	(1,928) (a)	4,961

Interest expense				(1,517)	(1,517)
Other income, net				874	874

Income before income taxes					$ 4,318

Six Months Ended June 30, 2001

Revenues	$ 75,765	$ 71,700	$ 13,174	$ -	$ 160,639
Income (loss) from operations	2,736	6,297	566	(2,071) (a)	7,528

Interest expense				(2,862)	(2,862)
Other income (expense), net				359	359

Income before income taxes					$ 5,025

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

 RESULTS OF OPERATIONS

 The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	65.2	63.4	67.2	66.6
Selling	14.4	14.6	15.6	15.6
General and administrative	6.8	6.0	7.9	7.1
Depreciation and amortization	5.3	5.2	6.2	6.0

Income from operations	8.3	10.8	3.1	4.7

Other income (expense):
Interest expense	(0.8)	(1.6)	(1.0)	(1.8)
Other, net	1.0	0.4	0.6	0.2

Income before income taxes	8.5	9.6	2.7	3.1

Income taxes	3.4	3.8	1.1	1.2

Net income	5.1%	5.8%	1.6%	1.9%

Results of Operations--Three Months Ended June 29, 2002 Compared to Three Months Ended
June 30, 2001.

 Revenues--Revenues of $93,354 increased slightly over the $93,279 for 2001.  Residential and Commercial Servicesincreased $5,123 over the second quarter of 2001.  This increase is due to a new short-term contract related to the control of the Asian Longhorned Beetle (ALB) within the state of New York.  The increase in Residential and Commercial Services is offset by reductions in Utility Services revenue from contract reductions and shutdowns (reduced work volume or cessation of work for certain Utility customers) both in our eastern and western operations.  Revenues from all other segments increased slightly over 2001.

Operating Expenses--Operating expenses of $60,830 increased $1,724 over the second quarter of  2001, and as a percentage of revenue increased 1.8% to 65.2%.  Residential and Commercial Services increased $5,566 or 22.2% over 2001.  The increase is due to additional material and subcontractor expense associated with the tree injections for the ALB contract within New York.  Utility Services decreased $3,743 or 13.0%, the result of lower labor and equipment costs associated with reduced revenues from contract reductions and shutdowns.

Selling Expense--Selling expense decreased from $13,643 to $13,414, a 1.7% reduction over the same period last year and a .2% decrease as a percentage of revenues.  Utility Services decreased $633 or 17.7% from the prior year.  The decrease is attributable to reductions in supervisor labor and expenses from contract reductions and shutdowns.  The decrease in Utility was partially offset by increases in all other segments.

General and Administrative Expenses--General and administrative expenses of $6,370 increased $781 over last year and as a percentage of revenue increased to 6.8% from 6.0%.  Pension income decreased $349 as compared to 2001 and is expected to remain lower for the remainder of the year.  All segments  experienced minor increases in their general and administrative expenses during the second quarter, primarily for incentive expense, salary expense and office supplies.

Depreciation and Amortization Expense--Depreciation and amortization expense of $4,978 increased $84 when compared to the second quarter of 2001, a .1% increase as a percentage of revenues.  The increase is due to additional capital expenditures for equipment and acquisitions.

Interest Expense--Interest expense in the second quarter declined $727 to $731 or .8% as a percentage of revenues.  The continued decline is a result of our ongoing emphasis on debt reduction coupled with favorably lower interest rates as compared to 2001.

Income Taxes--The income tax expense was $3,133 as compared to $3,551 for the second quarter of 2001.  The effective tax rate for the quarter remained unchanged from 2001 at 39.6%.

Net Income--Net income for the quarter of $4,778 was $639 less than the income of $5,417 experienced in 2001, and as a percentage of sales decreased .7% to 5.1%.

Results of Operations--Six Months Ended June 29, 2002 Compared to Six Months Ended June 30, 2001.

Revenues--Revenues of $157,727 decreased $2,912 or 1.8% as compared with the first six months of 2001.  Residential and Commercial Services increased $5,572 or 7.8% higher than last year, primarily the result of a new contract related to the control of the Asian Longhorned Beetle (ALB) within the state of New York.  Utility Services declined $9,124 or 12.0% when compared to 2001.  The reduction in revenues is the continued result of certain contract reductions and shutdowns, both in our eastern and western operations. Revenues from all other segments increased 4.9% or $640, primarily in our consulting area.

Operating Expenses--Operating expenses of $106,047 were $956 lower than the first six months of 2001, a reduction of .9%, but as a percentage of revenues increased .6% to 67.2%.  Residential and Commercial Services increased $5,673 or 14.3%, the result of additional expenses associated with the tree injections for the ALB contract in New York.  Decreases in Utility Services of $6,613 offset the increase in Residential and Commercial Services and continue to be the result of lower costs associated with reduced revenues.

Selling Expense--Selling expense decreased to $24,647 from $25,012, a 1.5% reduction over the same period last year and as a percentage of revenues remained stable at 15.6%.  Utility Services declined $980 from 2001,the result of contract reductions and shutdowns experienced in our eastern operations, mainly in supervisory labor and expenses.

General and Administrative Expenses--General and administrative expenses of $12,418 increased $1,054 over last year and as a percentage of revenue increased to 7.9% from 7.1%.   The increase in expense is mainly due to a decrease in pension income as compared to that experienced in 2001 as well as an increase in incentive expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,654 decreased $78 when compared to the first six months of 2001, a .2% increase as a percentage of revenues.  The effect of adopting Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Intangible Assets" served to reduce goodwill amortization by $75.

Interest Expense--Interest expense declined $1,345 to $1,517 or 1.0% as a percentage of revenues.  The decline is a result of considerably lower debt levels as compared to the same period of 2001 coupled with lower interest rates.

Income Taxes-- Income tax expense was $1,710 as compared to $1,990 for the first six months of 2001.  The effective tax rate of 39.6% remained the same as in 2001.

Net Income--Net income of $2,608 was $427 less than net income of $3,035 experienced in 2001, and as a percentage of revenues decreased .3% to 1.6%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $320 during the first six months of 2002.  Net cash provided by operating activities of $8,136 and $3,133 provided by financing activities offset the $11,589 used in investing activities.

Net Cash Provided by Operating Activities

Operating activities for the first six months of 2002 provided cash of $8,136, an increase of $2,887 as compared to the $5,249 provided during the first six months of 2001.  The $2,887 net increase was primarily attributable to an increase in self-insurance accruals and a lesser increase in accounts receivable when compared to the same period in 2001.

Our net income of $2,608 was $427 less than the net income of $3,035 experienced in the first six months of 2001.  Income from operations declined from 2001 due to reduced revenues but was partially offset by lower interest expense and higher gains from the sale of fixed assets.

Accounts receivable increased $9,611, which was $1,535 less than the increase in 2001.  The "day-sales-outstanding" in accounts receivable also declined.  The decline is the result of concentrated collection efforts in our Utility Services segment.  We continue to focus on collecting accounts receivable dollars and reducing days-sales-outstanding.

On April 6, 2001, one of our largest utility customers, Pacific Gas and Electric Company (PG&E) filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, we continue to provide services under the terms of our contracts with PG&E. We continue to perform services for PG&E and receive payment for post-petition date services performed, as part of PG&E's administrative expenses. At both June 29, 2002 and December 31, 2001, we had net prepetition accounts receivable from PG&E of approximately $13,326 which are related to services provided by us to PG&E prior to the bankruptcy petition date. On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission, and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated that it expects to complete the reorganization process by the end of 2002. We have monitored the situation closely and will continue to assess the collectibility of our receivables from PG&E. As we anticipate receiving payment after 2002, the $13,326 of prepetition accounts receivable has been classified in our consolidated balance sheet as noncurrent other assets.

Operating liabilities provided $5,799 in cash, $1,987 more than that provided in 2001.  The increase is attributable to self-insurance accruals for future estimated claims payments related to vehicle liability, general liability and workers compensation.

Net Cash Used in Investing Activities

Investing activities used $11,589 in cash, $4,536 more than the $7,053 used in 2001 and is the result of increased capital expenditures for field equipment and acquisitions.  In June 2002, we acquired certain net assets of National Shade, a Houston, Texas-based company with major tree moving capabilities nationwide, to further support growth in our Residential and Commercial Services segment.  Capital spending in 2002 is expected to exceed that of 2001 levels.

Net Cash Provided by Financing Activities

Financing activities provided $3,133 of cash, or $1,317 more than the $1,816 provided last year.  Our revolving credit facilityprovided $2,300 more cash than the $4,600 in 2001.  The increased borrowings were due to increased capital expenditures for equipment and acquisitions and were partially offset by reductions in other borrowings.  The purchase of treasury shares, net of sales, used $1,063, or $532 more than the $531 used in 2001.  Dividends paid increased slightly to $937 as compared to the $856 paid in the first half of 2001.

Revolving Credit Facility--We have a revolving credit facility that expires in April 2003 and permits borrowings, as defined, up to $90,000, with a letter of credit sublimit of $25,000. The Company is in the process of negotiating and intends to refinance its revolving credit facility borrowings on a long-term basis.  The Company expects to consummate a new credit facility by no later than the fourth quarter of this year and certainly no later than the end of 2002.  Management does not anticipate any difficulties in concluding a new credit facility to replace the existing credit facility. Interest rates on borrowings outstanding are based, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment. A commitment fee is also required of between .25% and .35% of the average daily-unborrowed commitment.Under the revolving credit facility agreement, as amended, the banks had a blanket lien on all personal property and liens on certain real property of the Company (the "credit facility collateral").

Based on certain financial covenants having been met, the revolving credit agreement, as amended, also provided for: (a) releasing the credit facility collateral, which occurred during May 2002, and (b) prospectively changing the LIBOR margin adjustment to 1.75% (from 2.4%), which occurred as of May 1, 2002.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at June 29, 2002, to make future payments for the periods indicated.

		Six Months Ending December 31,	Year Ending December 31,
Description	Total	2002	2003	2004	2005	2006	Thereafter

Revolving credit facility	$ 48,200	$ -	$ 48,200	$ -	$ -	$ -	$ -
Subordinated notes	472	388	84	-	-	-	-
Term loans	967	42	791	37	38	40	19
Capital lease obligations	4,062	639	741	802	589	1,291	-
Operating lease obligations	4,420	824	1,107	845	607	381	656
Self-insurance accruals	22,669	4,853	6,674	4,418	2,636	1,491	2,597

	$ 80,790	$ 6,746	$ 57,597	$ 6,102	$ 3,870	$ 3,203	$ 3,272

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at June 29, 2002 and amounts estimated to be due each year may differ from actual payments required to fund claims.

As at June 29, 2002, we were contingently liable to our principal banks in the amount of $21,339 for letters of credit outstanding related to insurance coverage. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2002 through 2005.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit that approximated availability of $21,734 as at June 29, 2002.  We are continuously reviewing our existing sources of financing and evaluating alternatives.  We are presently seeking to refinance our revolving credit facility borrowings on a long-term basis and are certain in our ability to do so.  At June 29, 2002, we had a working capital deficit of $26,700 (current assets of $66,069 less current liabilities of $92,769) with the revolving credit facility borrowings of $48,200 classified as a current liability.  Had the revolving credit facility borrowings been excluded from current liabilities, working capital would have been $21,500.

We expect to complete the refinancing of the revolving credit facility and believe that our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

Stock Subscription Offering

During June 2002, the Company offered to eligible employees the right to subscribe to common shares at $12.00 per share in accordance with the provisions of The Davey Tree Expert Company 1994 Omnibus Stock Plan (the "plan").  The offering period ended August 1, 2002.

Under the plan, an employee purchasing common shares for an aggregate purchase price of less than $5 must pay cash.  Eligible employees purchasing $5 or more of the common shares may choose to finance their purchases through a down-payment of at least 10% of the total purchase price and a seven-year promissory note for the balance due with interest at 4.75%.   Payments on the promissory note can be made either by payroll deductions or annual lump-sum payments of both principal and interest.

Common shares purchased under the plan will be pledged as security for the payment of the promissory note and the common shares will not be issued until the promissory note is paid-in-full.  Dividends will be paid on all subscribed shares.

All employees (excluding directors, officers and certain operations management) purchasing $5 or more of common shares will be granted a "right" to purchase one additional common share at a price of $12.00 per share for every two common shares purchased under the plan.  Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by the Company.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 29, 2002, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 2, 3 and 5 are not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on May 21, 2002. The following sets forth the action considered and the results of the voting:

Nominees for director for the term expiring on the date of the annual meeting in 2005 -- All elected.
For Against Nonvotes

Dr. Carol A. Cartwright 6,030,045 160,495 1,761,665
R. Douglas Cowan 6,142,027 48,513 1,761,665
Russell R. Gifford 6,143,656 46,884 1,761,665

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: August 13, 2002		David E. Adante
Executive Vice President, CFO and Secretary
(Principal Financial Officer)

Date: August 13, 2002	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Corporate Controller
(Principal Accounting Officer)

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer

I, R. Douglas Cowan, Chairman and Chief Executive Officer of The Davey Tree Expert Company (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1.)   The Quarterly Report on Form 10-Q of the Company for the period ended June 29, 2002
             (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the
             Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and,

     (2.)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 12, 2002                                      /s/ R. Douglas Cowan
                                                                             R. Douglas Cowan
                                                                             Chairman and Chief Executive Officer

Certification of Chief Financial Officer

I, David E. Adante, Executive Vice President, CFO and Secretary of The Davey Tree Expert Company (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1.)   The Quarterly Report on Form 10-Q of the Company for the period ended June 29, 2002
             (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the
             Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and,

     (2.)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 12, 2002                                      /s/ David E. Adante
                                                                             David E. Adante
                                                                             Executive Vice President, CFO and Secretary