Form 10-Q
period 2002-09-28
DAVEY TREE EXPERT CO
filed 2002-11-12
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

There were 7,718,471 Common Shares outstanding as of November 11, 2002.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 28, 2002

Part  I.  Financial Information

Item 1.  Financial Statements (Unaudited)

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	September 28, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 92	$ 406
Accounts receivable, net	54,310	47,672
Operating supplies	3,105	2,724
Other current assets	9,838	6,885

Total current assets	67,345	57,687

Property and equipment	228,855	225,518
Less accumulated depreciation	160,309	155,407

	68,546	70,111

Other assets	24,788	25,147
Identified intangible assets and goodwill, net	5,374	2,528

	$ 166,053	$ 155,473

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 15,577	$ 16,919
Accrued expenses	17,172	14,249
Revolving credit facility	41,600	-
Other current liabilities	12,626	10,264

Total current liabilities	86,975	41,432

Revolving credit facility	-	41,300
Self-insurance accruals	14,313	11,444
Other noncurrent liabilities	11,344	11,047

	112,632	105,223

Common shareholders' equity:
Common shares, $1.00 par value, per share; 12,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	5,547	5,163
Common shares subscribed, unissued	9,823	-
Retained earnings	80,184	77,358
Accumulated other comprehensive income (loss)	(957)	(1,209)

	105,325	92,040
Less:
Cost of common shares in treasury; 2,943 shares at September 28 and 3,000 shares at December 31	43,170	41,790
Common share subscriptions receivable	8,734	-

	53,421	50,250

	$ 166,053	$ 155,473

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Revenues	$ 80,705	$ 85,251	$ 238,432	$ 245,890

Costs and expenses:
Operating	52,656	55,781	158,703	162,784
Selling	13,172	13,398	37,819	38,410
General and administrative	5,894	5,257	18,312	16,621
Depreciation and amortization	5,233	4,987	14,887	14,719

	76,955	79,423	229,721	232,534

Income from operations	3,750	5,828	8,711	13,356

Other income (expense):
Interest expense	(799)	(1,232)	(2,316)	(4,094)
Other, net	(181)	(48)	693	311

Income before income taxes	2,770	4,548	7,088	9,573

Income taxes	1,096	1,801	2,806	3,791

Net income	$ 1,674	$ 2,747	$ 4,282	$ 5,782

Net income per share:
Basic	$ .20	$ .35	$ .54	$ .74

Diluted	$ .19	$ .33	$ .51	$ .70

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Operating activities
Net income	$ 4,282	$ 5,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,887	14,719
Other	(1,344)	(1,744)

	17,825	18,757
Changes in operating assets and liabilities:
Accounts receivable	(5,943)	(7,154)
Operating liabilities	4,565	5,319
Other	(3,494)	(102)

	(4,872)	(1,937)

Net cash provided by operating activities	12,953	16,820

Investing activities
Capital expenditures, equipment	(13,052)	(8,991)
Other	435	1,124

Net cash used in investing activities	(12,617)	(7,867)

Financing activities
Revolving credit facility proceeds, net	300	(5,200)
Purchase of common shares for treasury	(4,284)	(3,116)
Sale of common shares from treasury	4,376	2,193
Dividends	(1,456)	(1,283)
Other	414	(1,535)

Net cash used in financing activities	650	(8,941)

Increase (decrease) in cash and cash equivalents	(314)	12

Cash and cash equivalents, beginning of period	406	57

Cash and cash equivalents, end of period	$ 92	$ 69

Supplemental cash flow information follows:
Interest paid	$ 2,189	$ 4,212
Income taxes paid	3,909	183
Noncash transactions:
Debt issued for purchase of business	1,560	-
Common share subscriptions receivable	8,734

Detail of acquisitions:
Assets acquired:
Equipment	$ 1,191	$ 63
Intangibles	3,314	20
Liabilities assumed	257	-
Debt issued for purchase of business	1,560	-

Cash paid	$ 2,688	$ 83

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2002
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

 B.  Seasonality of Business

Operating results for the nine months ended September 28, 2002 are not indicative of results that may be expected for the year ending December 31, 2002 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2002
(Amounts in thousands, except share data)

C.  Accounting Changes (continued)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Cease goodwill amortization	-	38	-	113
Net income
Reported net income	$ 1,674	$ 2,747	$ 4,282	$ 5,782
Cease goodwill amortization, net of tax	-	27	-	80
Pro forma net income	1,674	2,720	4,282	5,702
Reported net income per share
Basic	.20	.35	.54	.74
Diluted	.19	.33	.51	.70

Pro forma net income per share
Basic	.20	.35	.54	.73
Diluted	.19	.33	.51	.69

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2002
(Amounts in thousands, except share data)

D.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	September 28, 2002	December 31, 2001

Accounts receivable	$ 61,520	$ 59,102
Receivables under contractual arrangements	6,330	3,174

	67,850	62,276
Less prepetition accounts receivable from PG&E classified as noncurrent other assets	12,631	13,326

	55,219	48,950
Less allowances for doubtful accounts	909	1,278

	$ 54,310	$ 47,672

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

On April 6, 2001, one of the Company's largest utility customers, Pacific Gas and Electric Company ("PG&E") filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, the Company continued to provide services under the terms of its contracts with PG&E. The Company continues to perform services for PG&E and receives payment for post-petition date services performed, as part of PG&E's administrative expenses.

On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. In addition to PG&E's reorganization plan, there is a competing alternative proposed plan of reorganization filed by the California Public Utilities Commission, with confirmation hearings scheduled to begin for both plans in November 2002.  In determining whether to confirm either plan, the bankruptcy court will consider, among other factors, creditor and equity preference, and various parties have filed objections to confirmation of either or both plans.  PG&E is unable to predict which plan, if any, the bankruptcy court will confirm. Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E. In management's opinion, the prepetition receivables from PG&E are collectible.

On July 30, 2002, the Company received an interest payment of $695 from PG&E on the prepetition accounts receivables which reduced the outstanding prepetition balance to $12,631.  Because of the inability to predict when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2002
(Amounts in thousands, except share data)

E.  Revolving Credit Facility and Other Long-Term Debt

The revolving credit facility and other long-term debt consisted of the following:

	September 28, 2002	December 31, 2001

Revolving credit facility
Prime rate borrowings	$ 1,600	$ 1,300
LIBOR borrowings	40,000	40,000

	41,600	41,300

Subordinated notes, share redemption	472	777
Term loans	959	237

	43,031	42,314
Less portion classified as current:
Revolving credit facility	41,600	-
With other current liabilities	431	427

	42,031	427

Noncurrent portion	$ 1,000	$ 41,887

Revolving Credit Facility--The Company has a revolving credit facility that permits borrowings, as defined, up to $90,000, with a letter of credit sublimit of $35,000, through April 2003. Revolving credit facility borrowings are classified as current as at September 28, 2002; although, the Company refinanced such borrowings on a long-term basis during November 2002.  Interest rates on borrowings outstanding are based, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment.  A commitment fee is also required of between .25% and .35% of the average daily-unborrowed commitment. Under the revolving credit facility agreement, as amended, the banks have a blanket lien on all personal property and liens on certain real property of theCompany (the "credit facility collateral").

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2002
(Amounts in thousands, except share data)

F.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Comprehensive income (loss)

Net income	$ 1,674	$ 2,747	$ 4,282	$ 5,782
Other comprehensive income (loss)
Foreign currency translation adjustments	(57)	(8)	39	(27)
Derivative instrument:
Cumulative effect of accounting change		-		(170)
Change in fair value of interest rate swap	95	(197)	344	(361)

	95	(197)	344	(531)

Other comprehensive income (loss), before income taxes	38	(205)	383	(558)
Income tax benefit (expense), related to items of other comprehensive income	(36)	75	(131)	202

Other comprehensive income (loss)	2	(130)	252	(356)

Comprehensive income (loss)	$ 1,676	$ 2,617	$ 4,534	$ 5,426

G.  Net Income Per Share, Dividends and Common Shares Outstanding

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Income available to common shareholders:
Net income	$ 1,674	$ 2,747	$ 4,282	$ 5,782

Weighted average shares:
Basic:
Outstanding	7,885,917	7,853,341	7,800,978	7,776,551
Partially-paid share subscriptions	542,744	-	182,903	-

Basic weighted average shares	8,428,661	7,853,341	7,983,881	7,776,551

Diluted:
Basic from above	8,428,661	7,853,341	7,983,881	7,776,551
Incremental shares from assumed:
Exercise of stock subscription rights	8,643	-	8,643	-
Exercise of stock options	396,736	476,155	391,113	483,645

Diluted weighted average shares	8,834,040	8,329,496	8,383,637	8,260,196

Net income per share:
Basic	$ .20	$ .35	$ .54	$ .74

Diluted	$ .19	$ .33	$ .51	$ .70

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2002
(Amounts in thousands, except share data)

G.  Net Income Per Share, Dividends and Common Shares Outstanding (continued)

Dividends--On September 10, 2002, the Company paid a $.06 per share dividend to common shareholders of record on September 1, 2002.  On September 10, 2001, a $.055 per share dividend was paid to common shareholders of record on September 1, 2001.  For the nine months ended September 28, 2002 and September 29, 2001, total dividends paid during the periods were $.18 and $.165 per share, respectively.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding for the nine months ended September 28, 2002:

Shares outstanding at December 31, 2001	7,728,914

Shares purchased	(355,220)
Shares sold to employees	122,334
Stock subscription offering -- cash purchases	16,169
Options exercised	273,658

56,941

Shares outstanding at September 28, 2002	7,785,855

Stock Subscription Offering--During June 2002, the Company offered to eligible employees the right to subscribe to common shares at $12.00 per share in accordance with the provisions of The Davey Tree Expert Company 1994 Omnibus Stock Plan (the "plan").  The offering period ended August 1, 2002 and resulted in the subscription of 836,007 common shares ($10,032).

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

Common shares purchased under the plan are pledged as security for the payment of the promissory note and the common shares will not be issued until the promissory note is paid-in-full.  Dividends will be paid on all subscribed shares.

All employees (excluding directors, officers and certain operations management) that purchased $5 or more of common shares were granted a "right" to purchase one additional common share at a price of $12.00 per share for every two common shares purchased under the plan.  In connection with the offering, employees were granted rights to purchase 263,615 common shares.  Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by the Company.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2002
 (Amounts in thousands, except share data)

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2002
(Amounts in thousands, except share data)

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended September 28, 2002

Revenues	$ 30,842	$ 41,215	$ 8,648	$ -	$ 80,705
Income (loss) from operations	(613)	4,193	803	(633) (a)	3,750

Interest expense				(799)	(799)
Other income, net				(181)	(181)

Income before income taxes					$ 2,770

Three Months Ended September 29, 2001

Revenues	$ 37,086	$ 40,773	$ 7,392	$ -	$ 85,251
Income (loss) from operations	892	5,457	380	(901) (a)	5,828

Interest expense				(1,232)	(1,232)
Other income, net				(48)	(48)

Income before income taxes					$ 4,548

Nine Months Ended September 28, 2002

Revenues	$ 97,483	$ 118,487	$ 22,462	$ -	$ 238,432
Income (loss) from operations	596	9,256	1,420	(2,561) (a)	8,711

Interest expense				(2,316)	(2,316)
Other income, net				693	693

Income before income taxes					$ 7,088

Nine Months Ended September 29, 2001

Revenues	$ 112,851	$ 112,473	$ 20,566	$ -	$ 245,890
Income (loss) from operations	3,628	11,754	946	(2,972) (a)	13,356

Interest expense				(4,094)	(4,094)
Other income (expense), net				311	311

Income before income taxes					9,573

(a) Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items related to the reclassification of depreciation expense and allocation of corporate expenses.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

We provide a wide range of horticultural services to residential, commercial, utility and institutional customers throughout the United States and Canada.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	65.3	65.4	66.5	66.2
Selling	16.3	15.7	15.9	15.6
General and administrative	7.3	6.2	7.7	6.8
Depreciation and amortization	6.5	5.9	6.2	6.0

Income from operations	4.6	6.8	3.7	5.4

Other income (expense):
Interest expense	(1.0)	(1.4)	(1.0)	(1.6)
Other, net	(0.2)	(0.1)	0.3	0.1

Income before income taxes	3.4	5.3	3.0	3.9

Income taxes	1.3	2.1	1.2	1.5

Net income	2.1%	3.2%	1.8%	2.4%

Results of Operations--Three Months Ended September 28, 2002 Compared to Three Months Ended September 29, 2001.

Revenues--Revenues of $80,705 decreased $4,546 from the $85,251 experienced in 2001.  Utility Services decreased $6,244 from the third quarter of 2001 due to continued contract reductions and shutdowns (reduced work volume or cessation of work for certain Utility customers) both in our eastern and western operations.  Increases in all other segments of $1,698 served to partially offset the decrease in Utility Services.

Operating Expenses--Operating expenses of $52,656 decreased $3,125 over the third quarter of 2001, and as a percentage of revenue decreased .1% to 65.3%.  Utility Services decreased $4,442 or 15.2% from 2001, primarily the result of lower costs associated with reduced revenues from contract reductions and shutdowns.  Residential and Commercial Services increased $1,302 or 6.1% from last year due in part to additional costs associated with the Asian Longhorned Beetle (ALB) contract in New York.  All other segments increased slightly from 2001.

Selling Expense--Selling expense decreased from $13,398 to $13,172 but as a percentage of sales increased .6% to 16.3%.  Residential and Commercial Services decreased $299 or 3.1% from 2001.  The decrease is attributable to a lower level of field management incentives associated with lower income from operations.

General and Administrative Expenses--General and administrative expenses of $5,894 increased $637 over last year and as a percentage of revenue increased from 6.2% to 7.3%.  The primary increase is due to a decrease in pension income as compared to 2001 and to a lesser degree increases in Residential and Commercial Services for salaries and relocation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $5,233 increased $246 when compared to the third quarter of 2001, a .6% increase as a percentage of revenue.  All segments experienced increases, primarily due to capital expenditures for equipment and acquisitions.

Interest Expense--Interest expense in the third quarter declined $433 to $799 or .4% as a percentage of revenue.  The decline continues to be the result of our ongoing emphasis on debt reduction coupled with consistently lower interest rates as compared to 2001.

Income Taxes--Income tax expense was $1,096 as compared to $1,801 for the third quarter of 2001.  The effective tax rate for the quarter remained unchanged at 39.6%.

Net Income--Net income for the quarter of $1,674 was $1,073 less than the income of $2,747 experienced in 2001, and as a percentage of sales decreased 1.1% to 2.1%.

Results of Operations--Nine Months Ended September 28, 2002 Compared to Nine Months Ended September 29, 2001.

Revenues--Revenues of $238,432 decreased $7,458 or 3.0% as compared with the first nine months of 2001.  Residential and Commercial Services increased $6,014 or 5.3% over last year, the result of our new contract to control the Asian Longhorned Beetle (ALB) in the state of New York during the second and third quarter.  Utility Services declined $15,368 or 13.6% when compared to 2001.  The reduction in revenues is the continued result of certain contract reductions and shutdowns, both in our eastern and western operations.  All other segments experienced revenue increases as compared to the same period last year.

Operating Expenses--Operating expenses of $158,703 were $4,081 lower than the first nine months of 2001, a reduction of 2.5%, but as a percentage of revenue increased .3% to 66.5%.  Residential and Commercial Services increased $6,975 or 11.4% from 2001, the result of additional material and subcontractor expense associated with the ALB contract in New York.  Decreases in Utility Services of $11,055 offset the increase in Residential and Commercial Services and are the result of lower costs associated with reduced revenues.

Selling Expense--Selling expense decreased from $38,410 to $37,819, a 1.5% reduction over the same period last year but as a percentage of revenues increased .3% to 15.9%.  Utility Services declined $1,001 from 2001 due to lower labor and supervision expenses as a result of contract reductions and shutdowns in our eastern operations.  The reduction in Utility Services was offset by increases in all other segments.

General and Administrative Expenses--General and administrative expenses of $18,312 increased $1,691 over last year and as a percentage of revenue increased from 6.8% to 7.7%.   The increase is attributable to higher employee incentive expense and a decrease in pension income when compared to 2001.

Depreciation and Amortization Expense--Depreciation and amortization expense of $14,887 increased $168 when compared to the first nine months of 2001, an increase of ..2% as a percentage of revenue from the prior year.  Residential and Commercial Services increased $215 or 4.0% from 2001 primarily due to additional capital expenditures for equipment and acquisitions.

Interest Expense--Interest expense declined $1,778 to $2,316 or 1.0% as a percentage of revenue.  The decline continues to be the result of lower debt levels and lower interest rates as compared to the same period of 2001.

Income Taxes--Income tax expense was $2,806 as compared to $3,791 for the first nine months of 2001.  The effective tax rate of 39.6% remained the same as in 2001.

Net Income--Net income of $4,282 was $1,500 less than the income of $5,782 experienced in 2001, and as a percentage of sales decreased .6% to 1.8%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $314 during the first nine months of 2002.  Net cash provided by operating activities of $12,953 was offset by $12,617 used in investing activities and $650 used in financing activities.

Net Cash Provided by Operating Activities

Operating activities for the first nine months of 2002 provided cash of $12,953, a decrease of $3,867 as compared to the $16,820 provided during the first nine months of 2001.  The $3,867 net decrease was primarily attributable to an increase in self-insurance accruals and prepaid insurance premiums offset by lower increases in accounts receivable, accounts payable and accrued expenses when compared to the same period in 2001.

Our net income of $4,282 was $1,500 less than the net income of $5,782 experienced in the first nine months of 2001.  Income from operations declined from 2001 due to reduced revenues but was partially offset by lower operating expenses, interest expense and higher gains from the sale of fixed assets.

Accounts receivable increased $5,943, which was $1,211 less than the increase in 2001.  The "day-sales-outstanding" in accounts receivable increased approximately five days.  The increase is concentrated primarily in our western utility operations and is the result of a slowdown in payments from one utility customer.  We continue to strive to collect accounts receivable dollars and reduce days-sales-outstanding.

Operating liabilities provided $4,565 in cash, $754 less than that provided in 2001.  The decrease is attributable to lower increases in accounts payable and accrued expenses offset by an increase in self-insurance accruals necessary to provide for future estimated claims payments in our vehicle, general liability and workers compensation lines of coverage.

On April 6, 2001, one of our largest utility customers, Pacific Gas and Electric Company (PG&E) filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, we continue to provide services under the terms of our contracts with PG&E. We continue to perform services for PG&E and receive payment for post-petition date services performed, as part of PG&E's administrative expenses.  At December 31, 2001, we had net prepetition accounts receivable from PG&E of approximately $13,326 which are related to services provided by us to PG&E prior to the bankruptcy petition date. On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission, and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. In addition to PG&E's reorganization plan, there is a competing alternative proposed plan of reorganization filed by the California Public Utilities Commission, with confirmation hearings scheduled to begin for both plans in November 2002.  In determining whether to confirm either plan, the bankruptcy court will consider, among other factors, creditor and equity preference, and various parties have filed objections to confirmation of either or both plans.  PG&E is unable to predict which plan, if any, the bankruptcy court will confirm.  On July 30, 2002, we received an interest payment of $695 from PG&E on our prepetition accounts receivable which reduced the outstanding prepetition balance to $12,631. Because of the inability to predict when payment will be received, the prepetition receivables are classified in our consolidated balance sheet as noncurrent other assets.  We monitor the situation closely and will continue to assess the collectibility of our receivables from PG&E.

Net Cash Used in Investing Activities

Investing activities used $12,617 in cash, $4,750 more than the $7,867 used in 2001 and is the result of increased capital expenditures for field equipment and acquisitions. Capital expenditures in 2002 are expected to exceed 2001 levels.

Net Cash Provided by Financing Activities

Financing activities used $650 of cash, $8,291 less than the $8,941 used last year.  Our revolving credit facility provided $5,500 more cash than that used in 2001.  Other borrowings also provided $1,949 more cash than the $1,535 used in 2001.The increased borrowings were due to increased capital expenditures for equipment and acquisitions.  The purchase of treasury shares net of sales provided $1,015 more than the $923 used in 2001.  Dividends paid increased to $1,456 from the $1,283 paid in the first nine months of 2001.

Revolving Credit Facility--Our revolving credit facility borrowings were refinanced on a long-term basis during November 2002.  As of September 28, 2002, we had a revolving credit facility that permitted borrowings, as defined, up to $90,000, with a letter of credit sublimit of $35,000, through April 2003. Interest rates on borrowings outstanding were based, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment of 2.4%. A commitment fee was also required of between .25% and .35% of the average daily-unborrowed commitment. Under the revolving credit facility agreement, as amended, the banks had a blanket lien on all personal property and liens on certain real property of the Company (the "credit facility collateral").

Based on certain financial covenants having been met, the revolving credit agreement, as amended, also provided for: (a) releasing the credit facility collateral, which occurred during May 2002, and (b) prospectively changing the LIBOR margin adjustment to 1.75%, which occurred as of May 1, 2002.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at September 28, 2002, to make future payments for the periods indicated.

		Six Months Ending December 31,	Year Ending December 31,
Description	Total	2002	2003	2004	2005	2006	Thereafter

Revolving credit facility	$ 41,600	$ -	$ 41,600	$ -	$ -	$ -	$ -
Subordinated notes	472	388	84	-	-	-	-
Term loans	959	42	790	37	39	40	11
Capital lease obligations	3,831	661	680	783	588	1,119	-
Operating lease obligations	3,999	403	1,107	845	607	381	656
Self-insurance accruals	22,896	2,607	7,666	5,014	3,044	1,697	2,868

	$ 3,757	$ 4,101	$ 51,927	$ 6,679	$ 4,278	$ 3,237	$ 3,535

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at September 28, 2002 and amounts estimated to be due each year may differ from actual payments required to fund claims.

As at September 28, 2002, we were contingently liable to our principal banks in the amount of $23,024 for letters of credit outstanding related to insurance coverage. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2002 through 2005.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit that approximated availability of $15,983 as at September 28, 2002.  We are continuously reviewing our existing sources of financing and evaluating alternatives.  At September 28, 2002, we had a working capital deficit of $19,630 (current assets of $67,345 less current liabilities of $86,975) with the revolving credit facility borrowings of $41,600 classified as a current liability.  Had the revolving credit facility borrowings been excluded from current liabilities, working capital would have been $21,970.  During November 2002, we refinanced the revolving credit facility borrowing on a long-term basis.

Our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

Stock Subscription Offering

During June 2002, the Company offered to eligible employees the right to subscribe to common shares at $12.00 per share in accordance with the provisions of The Davey Tree Expert Company 1994 Omnibus Stock Plan (the "plan").  The offering period ended August 1, 2002 and resulted in the subscription of 836,007 common shares ($10,032).

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

Common shares purchased under the plan are pledged as security for the payment of the promissory note and the common shares will not be issued until the promissory note is paid-in-full.  Dividends will be paid on all subscribed shares.

All employees (excluding directors, officers and certain operations management) that purchased $5 or more of common shares were granted a "right" to purchase one additional common share at a price of $12.00 per share for every two common shares purchased under the plan.  In connection with the offering, employees were granted rights to purchase 263,615 common shares.  Each right may be exercised at the rate of 1/7 per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right once they cease to be employed by us.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 28, 2002, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.   Controls and Procedures

The Davey Tree Expert Company's management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including our CEO and CFO, concluded that the Company's disclosure controls and procedures were effective, as of September 28, 2002, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to September 28, 2002.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--Chief Executive Officer

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--Chief Financial Officer

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: November 11, 2002		David E. Adante
Executive Vice President, CFO and Secretary
(Principal Financial Officer)

Date: November 11, 2002	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Corporate Controller
(Principal Accounting Officer)

Certification

Certification of Chief Executive Officer

I, R. Douglas Cowan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Davey Tree Expert Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a)  all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ R. Douglas Cowan
R. Douglas Cowan
Chairman and Chief Executive Officer

Certification of Chief Financial Officer

I, David E. Adante, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Davey Tree Expert Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a)  all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ David E. Adante
David E. Adante
Executive Vice President, CFO and Secretary

Exhibit Index

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--Chief Executive Officer	Filed Herewith

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--Chief Financial Officer	Filed Herewith