Form 10-K
period 2002-12-31
DAVEY TREE EXPERT CO
filed 2003-03-26
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    X     No

There were 7,684,674 Common Shares outstanding as of March 1, 2003.  The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 28, 2002 was $80,737,260.  For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers (latest available information).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, to be held on May 20, 2003 are incorporated by reference into Part III (to be filed).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and elsewhere.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

     -     Our business, other than tree services to utility customers, is highly seasonal, and weather dependent.

     -     Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

     -     Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

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

PART I

Item 1.  Business.

General

The Davey Tree Expert Company, which was founded in 1880 and incorporated in 1909, and its subsidiaries ("we" or "us") have two primary operating segments which provide a variety of horticultural services to our customers throughout the United States and Canada.

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

Competition and Customers

Our Residential and Commercial services group is one of the largest national tree care organizations, and competes with other national and local firms with respect to its services.  On a national level, the competition is primarily landscape construction and maintenance as well as residential and commercial lawn care.  At a local and regional level, its competition comes mainly from other companies which are engaged primarily in tree care.  Our Utility services group is the second largest organization in the industry, and competes principally with one major national competitor, as well as several smaller regional firms.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2002, we had sales of approximately $40.6 million to Pacific Gas & Electric Company (PG&E), one of our largest customers.

On April 6, 2001, PG&E filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, we continue to perform services for PG&E under the terms of our contracts with PG&E and receive payment for post-petition date services performed, as part of PG&E's administrative expenses. At December 31, 2001, we had net prepetition accounts receivable from PG&E of approximately $13,326,000 which are related to services provided by us to PG&E prior to the bankruptcy petition date. On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court.  In addition to PG&E's reorganization plan, there is a competing alternative proposed plan of reorganization filed by the California Public Utilities Commission and the Official Committee of Unsecured Creditors ("CPUC/OCC plan").  The bankruptcy court began confirmation hearings in December 2002 to determine whether to confirm the PG&E plan, the CPUC/OCC plan or neither plan.  The bankruptcy court has scheduled trial dates through April 2003.  In determining whether to confirm either plan, the bankruptcy court will consider, among other factors, creditor preference and financial and legal feasibility. Various parties have filed objections to confirmation of either or both plans.  PG&E will not emerge from bankruptcy until a plan of reorganization has been confirmed by the bankruptcy court and the confirmed plan has been executed.  Management is unable to predict which plan, if any, the bankruptcy court will confirm. Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.

During 2002, the Company received interest payments of $836,000 from PG&E on the prepetition accounts receivable reducing the outstanding prepetition balance to $12,490,000.  Because of the inability to predict when payment will be received, the prepetition receivables are classified as noncurrent other assets in our financial statements.

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

Seasonality

Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers.  Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year.  Consequently, this has created heavy demands for additional working capital at various times throughout the year.  We borrow primarily against bank commitments in the form of a revolving credit agreement to provide the necessary funds for our operations.  You can find more information about our bank commitments in "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17-19 of this report.

Other Factors

Due to rapid changes in equipment technology, we must constantly update our equipment and processes to ensure that we provide competitive services to our customers.  Also, we must continue to assure our compliance with the Occupational Safety and Health Act.

We own several trademarks including "Davey," "Davey and design," "Arbor Green," "Davey Tree and design," "Davey Expert Co. and design" and "Davey and design (Canada)."  Through substantial advertising and use, we believe that these trademarks have become of value in the identification and acceptance of our products and services.

Employees

We employ between 5,000 and 6,000 employees, depending upon the season, and consider our employee relations to be good.

Domestic and Foreign Operations

We sell our services to customers in the United States and Canada.

We do not consider our foreign operations to be material and consider the risks attendant to our business with foreign customers, other than currency exchange risks, to be not materially different from those attendant to our business with domestic customers.

Financial Information About Segments and Geographic Areas

Certain financial information regarding our operations by segment and geographic area is contained in Note O to our consolidated financial statements, which are included in Part II, Item 8 of this report.

Item 2.  Properties.

Our corporate headquarters campus is located in Kent, Ohio which, along with several other properties in the surrounding area, includes the Davey Resource Group's research, technical support and laboratory diagnostic facilities.

We conduct administrative functions through our headquarters and our offices in Livermore, California (Utility Services).  Our Canadian operations' administrative functions are conducted through properties located in the provinces of Ontario and British Columbia.  We believe our properties are well maintained, in good condition and suitable for our present operations.  A summary of our properties follows:

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces

Residential and Commercial	20	Owned	167,457	11

Residential, Commercial and Utility	2	Owned	12,400	2

Utility	5	Owned	40,587	5

Canada	2	Owned	6,300	2

We also rent approximately 70 properties in 32 states and three provinces.

None of our owned or rented properties, used by our business segments, is individually material to our operations.

Item 3.  Legal Proceedings.

We are not a party to any litigation other than routine litigation incidental to our business. We do not believe that this routine litigation, individually or in the aggregate, will have a material affect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2002.

Item 4A.  Executive Officers of the Registrant.

Our executive officers and their present positions and ages as of March 11, 2003 follows:

Name	Position	Age

R. Douglas Cowan	Chairman and Chief Executive Officer	62

Karl J. Warnke	President and Chief Operating Officer	51

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	51

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	59

C. Kenneth Celmer	Senior Vice President and General Manager, Residential and Commercial Services	56

Bradley L. Comport, CPA	Treasurer	52

Marjorie L. Conner, Esquire	Assistant Secretary	45

Dr. Roger C. Funk	Vice President and General Manager, The Davey Institute	58

Frederick W. Johnson	Corporate Vice President	58

Stephen A. Marshall	Vice President and General Manager, Eastern Utility Services	52

Rosemary T. Nicholas	Assistant Secretary	59

Gordon L. Ober	Vice President - Personnel Recruiting and Development	53

Wayne M. Parker	Vice President	47

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	53

Nicholas R. Sucic, CPA	Corporate Controller	56

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

Dr. Funk was elected Vice President and General Manager - The Davey Institute in May 1996.

Mr. Johnson was elected Corporate Vice President in January 2003. From 1999 to January 2003, he served as Vice President of Operations Support Services.  Prior to joining us, Mr. Johnson served in various capacities, including director of operations and director of sales, at Lesco, Inc., a specialty provider of products for the professional turf care and green industry markets, from 1986 to 1999.  Prior to joining Lesco, Mr Johnson held various management positions at TruGreen/Chemlawn, a provider of lawn care, tree and shrub services and a segment of The Servicemaster Company, from 1979 to 1986.

Mr. Marshall was elected Vice President and General Manager of Eastern Utility Services in January 2003.  Prior to that time, he served as Vice President - Northern Operations, Utility Services.

Ms. Nicholas was elected Assistant Secretary in May 1982.

Mr. Ober was elected Vice President - Personnel Recruiting and Development in February 2000.  Prior to that time, he served as Vice President - New Ventures.

Mr. Parker was elected Vice President in January 2000 and served as General Manager - Eastern Utility Services through December 2002.  Prior to that time, he served as Vice President - Northern Operations, Utility Services.

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

Record Holders and Common Shares

On March 1, 2003, we had 2,350 record holders of our common shares.

On March 1, 2003, we had 7,684,674 common shares outstanding, options exercisable to purchase 863,915 common shares, partially-paid subscriptions for 814,731 common shares and purchase rights outstanding for 260,990 common shares.

The partially-paid subscriptions relate to common shares purchased at $12.00 per share, in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven-year promissory note for the balance due, with interest at 4.75%. Promissory note payments, of both principal and interest, are made either by payroll deduction or annual lump-sum payment. The promissory notes are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

The purchase rights outstanding were granted to purchase one additional common share at the price of $12.00 per share for every two common shares purchased in connection with the stock subscription offering completed in August 2002. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted. Employees may not exercise a right should they cease to be employed by the Company.

Dividends

The following table sets forth, for the periods indicated, the dividends declared on our common shares (in cents):

	Year Ended December 31,
Quarter	2002	2001
1	6.0	5.5
2	6.0	5.5
3	6.0	5.5
4	6.0	5.5

Total	24.0	22.0

We presently expect to pay comparable cash dividends in 2003.

Recent Sale of Unregistered Securities

None.

Equity Compensation Plan Information

For information on our securities authorized for issuance under equity compensation plans, see Item 12 of this report.

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except ratio and per share data)
Operating Statement Data:

Revenues	$ 319,273	$ 321,284	$ 322,236	$ 308,144	$ 313,887

Costs and expenses:
Operating	211,549	212,783	226,441	210,628	210,921
Selling	50,865	50,564	49,978	45,403	39,601
General and administrative	22,800	22,567	23,015	21,742	22,764
Depreciation	19,370	19,054	20,722	20,019	19,563
Amortization of intangible assets	692	466	459	393	371

Income from operations	13,997	15,850	1,621	9,959	20,667

Interest expense	(3,121)	(4,993)	(6,217)	(4,947)	(3,391)
Gain on sale of assets	2,054	1,023	1,172	1,487	587
Other expense	(993)	(744)	(60)	(349)	(22)

Income (loss) before income taxes	11,937	11,136	(3,484)	6,150	17,841
Income taxes (benefit)	4,716	4,405	(1,080)	2,435	7,244

Net income (loss)	$ 7,221	$ 6,731	$ (2,404)	$ 3,715	$ 10,597

Net income (loss) per share--diluted	$ .85	$ .82	$ (.30)	$ .42	$ 1.15

Shares used for computing per share amounts--diluted (a)	8,508	8,231	7,929	8,872	9,228

Other Financial Data:

Depreciation and amortization	$ 20,062	$ 19,520	$ 21,181	$ 20,412	$ 19,934

EBITDA (b)	35,120	35,649	23,914	31,509	41,166

Capital expenditures	16,127	11,692	17,476	20,580	34,009

Cash flow provided by (used in):
Operating activities	29,427	29,813	31,267	(3,835)	28,193
Investing activities	(16,670)	(10,356)	(14,209)	(18,707)	(32,841)
Financing activities	(12,572)	(19,108)	(17,058)	21,335	5,190

Dividends per share (a)	$ .24	$ .22	$ .22	$ .20	$ .19

	As of December 31,
	2002	2001	2000	1999	1998
	(In thousands, except ratio and per share data)
Balance Sheet Data:

Working capital	$ 15,422	$ 16,255	$ 35,386	$ 46,714	$ 27,562

Current ratio	1.33	1.39	2.09	2.62	1.81

Property and equipment, net	66,863	70,111	78,076	84,008	79,433

Total assets	161,156	155,473	159,382	176,682	149,086

Long-term debt	36,605	41,887	57,414	65,904	42,893

Other long-term liabilities	24,335	21,904	22,078	19,826	15,059

Shareholders' equity	54,135	50,250	47,392	56,420	57,268

Common shares (a):
Issued	10,728	10,728	10,728	10,728	10,728
In treasury	3,048	3,000	2,932	2,601	2,755

Net outstanding	7,680	7,728	7,796	8,127	7,973

Stock options (a):
Outstanding	868	1,205	1,342	1,395	1,828
Exercisable	868	1,205	1,236	1,183	1,510

ESOT valuation per share	$ 12.80	$ 12.00	$ 11.00	$ 13.00	$ 16.00

(a)

On May 19, 1999, the Company's Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on outstanding shares, to shareholders of record as of June 1, 1999.  To effect the stock split, the Board of Directors authorized the retirement of 1,981,894 common shares held in treasury.  Common share disclosures have also been restated, where appropriate, to reflect the 2-for-1 stock split.

(b)

EBITDA (earnings before interest, taxes, depreciation and amortization) is provided because it is a measure commonly used to evaluate a company's ability to service its indebtedness. EBITDA is presented to enhance the understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated.  EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies.  Net cash flows from operating, investing and financing activities as determined using GAAP are also presented above.

 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                   (Amounts in thousands, except share data)

You should read the following discussion in conjunction with our consolidated financial statements for the three-year period ended December 31, 2002, and the notes thereto, included elsewhere in this annual report.

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

On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily arising from Utility Services customers; bad debts; and, self-insurance accruals.  We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following are our "critical accounting policies"--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

          Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our utility services customers in the utility industry. One utility services customer approximated
          13% of revenues during 2002 and 16% during 2001 and 2000.  Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Year Ended December 31,
	2002	2001	2000

Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating	66.3	66.2	70.3
Selling	15.9	15.7	15.5
General and administrative	7.1	7.1	7.1
Depreciation	6.1	6.0	6.5
Amortization of intangible assets	.2	.1	.1

	95.6	95.1	99.5

Income from operations	4.4	4.9	0.5

Other income (expense):
Interest expense	(1.0)	(1.5)	(1.9)
Gain on sale of assets	.6	.3	.3
Other	(.3)	(.2)	(.0)

Income (loss) before income taxes	3.7	3.5	(1.1)
Income taxes (benefit)	1.4	1.4	(.3)

Net income (loss)	2.3%	2.1%	(.8)%

Fiscal 2002 Compared to Fiscal 2001

Revenues--Revenues of $319,273 declined $2,011 over the $321,284 in 2001.  Utility Services declined $15,420 from 2001, the result of contract reductions and shutdowns (reduced work volume or cessation of work for certain Utility customers) both in our eastern and western operations.  Despite a slower economy, Residential and Commercial Services increased $9,966, or 6.8% due principally to the Asian Longhorned Beetle contracts in New York.  Increases in all other segments of $3,443 also served to offset the reduction in Utility Services.

Operating Expenses--Operating expenses of $211,549 declined $1,234 from the prior year, but increased  .1% as a percentage of revenues.  Utility Services experienced a decrease of $12,444 from the prior year, the result of contract reductions and shutdowns in our operations.  Residential and Commercial Services increased 10.7% from the prior year, the result of additional subcontractor costs associated with the Asian Longhorned Beetle contracts in New York.

Selling Expenses--Selling expenses increased $301 over 2001 and as a percentage of revenues increased .2% to 15.9%.  Increases in Residential and Commercial Services for field management wages, branch office expenses and marketing costs were partially offset by reductions in labor and supervision expense within Utility Services, the result of contract reductions and shutdowns.

General and Administrative Expenses--General and administrative expenses increased 1.0% to $22,800 from the $22,567 experienced in 2001, the result of higher employee incentive expense and a decrease in pension income.  We expect to incur pension expense in 2003 because of a decline in the value of pension plan assets.

Depreciation and Amortization Expense--Depreciation and amortization expense of $20,062 increased  $542 from the prior year and as a percentage of revenues increased to 6.3% from 6.1%.  The increase is the result of additional capital expenditures for equipment and acquisitions within Residential and Commercial Services.  Depreciation and amortization expense is expected to increase in 2003 as a result of acquisitions.

Interest Expense--Interest expense of $3,121 declined $1,872 from the $4,993 incurred in 2001. This decrease is the result of our continued focus on debt reduction and lower interest rates than those experienced in the prior year.

Gain on Sale of Assets--Gain on the sale of assets increased to $2,054, or a $1,031 increase from 2001.  The increase reflects a gain of $919 from the sale of a facility associated with our Residential and Commercial Services operations.

Income Taxes--Income tax expense for 2002 was $4,716.  The 2002 effective rate of 39.5%, includes a 4.6% effect of state income taxes.

Net Income--Net income of $7,221 exceeded 2001's net income by $490, or an increase of .2% as a percentage of revenues.

Fiscal 2001 Compared to Fiscal 2000

Revenues--Revenues of $321,284 decreased .3% or $952 over 2000.  Residential and Commercial Services continued to grow, increasing 7.3% or $9,855.  This growth is reflective of a continued focus on sales. Utility Services declined 7.0%, or $11,119, when compared to 2000.  The decline in Utility Services revenues was the result of evaluations or renegotiations of contracts from the latter half of 2000, as well as shutdowns on certain contracts. Revenues from all other segments increased 1.2%, or $312.

Operating Expenses--Operating expenses of $212,783 declined $13,658 from the prior year, a 4.1% reduction as a percentage of revenues.  Utility Services decreased $17,487, or 18.7%, from 2000 due mainly to lower labor costs and reduced repair and equipment costs associated with the reduction in revenues.  The decrease in Utility Services was partially offset by an increase in Residential and Commercial Services of $4,302, primarily for labor and material costs associated with increased revenue.

Selling Expenses--Selling expense increased $586 over 2000.  Increases in Residential and Commercial Services of $1,615 for field management wages, district incentives, marketing and branch office costs were partially offset by a reduction in Utility Services field management wages, a result of certain contract shutdowns.

General and Administrative Expenses--General and administrative expense decreased $448 from the prior year.  This reduction, partially offset by increases in other expenses, was attributable to the consolidation of the Utility Services accounting-related functions from our Livermore, California, facility to our corporate headquarters in Kent, Ohio.

Depreciation and Amortization Expense--Depreciation and amortization expense of $19,520 decreased $1,661 from the prior year and as a percentage of revenues declined to 6.1% from 6.6%.  The reduction was due to the lower level of capital expenditures during 2001 and 2000, primarily in Utility Services, coupled with lower depreciation expense arising from capital expenditures in earlier years.

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

Income Taxes--Income tax expense for 2001 was $4,405.  The 2001 effective rate of 39.6%, includes a 5.4% effect of state income taxes.

Net Income--Net income of $6,731 exceeded 2000's net loss by $9,135, or an increase of 2.9% as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash increased $185 during the year ended December 31, 2002. Uses of cash consisted of $16,670 used in investing activities and $12,572 used in financing activities. Net cash provided by operating activities of $29,427 offset these uses of cash.

Net Cash Provided by Operating Activities

Operating activities in 2002 provided cash of $29,427, $386 lower than the $29,813 provided in 2001.  The $386 net decline was due to increases in self-insurance accruals, prepaid insurance premiums and gain on the sale of property which were offset by lower increases in accounts payable, accrued expenses and accounts receivable.

Net income of $7,221 increased $490 when compared to the $6,731 in 2001. Reductions in operating expense and interest expense, as well as higher gains on the sale of fixed assets, served to offset the reductions in revenues experienced within Utility Services.

Overall, accounts receivable increased $689 in 2002 as compared to the increase of $4,475 experienced in 2001.  The "day-sales-outstanding" in accounts receivable decreased approximately 5.3 days from the prior year, the result of concentrated collection efforts within Residential and Commercial Services (calculated on receivable agings based on most recent sales and including noncurrent PG&E prepetition accounts receivable).  We continue to strive to collect accounts receivable dollars and reduce days-sales-outstanding.

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

On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court.  In addition to PG&E's reorganization plan, there is a competing alternative proposed plan of reorganization filed by the California Public Utilities Commission and the Official Committee of Unsecured Creditors ("CPUC/OCC plan").  The bankruptcy court began confirmation hearings in December 2002 to determine whether to confirm the PG&E plan, the CPUC/OCC plan or neither plan.  The bankruptcy court has scheduled trial dates through April 2003.  In determining whether to confirm either plan, the bankruptcy court will consider, among other factors, creditor preference and financial and legal feasibility. Various parties have filed objections to confirmation of either or both plans.  PG&E will not emerge from bankruptcy until a plan of reorganization has been confirmed by the bankruptcy court and the confirmed plan has been executed.  Management is unable to predict which plan, if any, the bankruptcy court will confirm. Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.

During 2002, the Company received interest payments of $836 from PG&E on the prepetition accounts receivable reducing the outstanding prepetition balance from $13,326 to $12,490.  Because of the inability to predict when payment will be received, the prepetition receivables are classified as noncurrent other assets.

Accounts payable and accrued expenses increased $3,588 in 2002, a decrease of $2,397 when compared to the increase of $5,985 experienced in 2001.  The increase is primarily attributable to an increase in employee compensation and commercial insurance liabilities.  These increases were partially offset by a decrease in income tax liabilities.

Self-insurance accruals increased $3,292 in 2002 or $494 more than the increase experienced in 2001.  The increase occurred in our workers compensation and vehicle liability classifications.  The increase is necessary to provide for future estimated claims payments.

Other assets increased $2,574 in 2002, a change of $3,387 over the $813 decrease in 2001.  The increase is the result of advance payments for insurance premiums related to our workers compensation, vehicle liability and general liability policies.

Net Cash Used in Investing Activities

Investing activities used $16,670 in cash, or $6,314 more than that used in 2001, the result of higher expenditures for equipment and business acquisitions.  The expenditures were offset by increases in proceeds from the sale of property and equipment.  We anticipate the level of capital expenditures in 2003 will exceed that of 2002.

Net Cash Used in Financing Activities

Financing activities used $12,572 in 2002, a decrease of $6,536 over the $19,108 used in 2001.  Net borrowings outstanding, from the revolving credit agreement, decreased by $6,900.  The continued decrease was consistent with our planned efforts to reduce debt levels.  Borrowings of notes payable decreased $1,109 and other debt and capital lease obligations decreased $1,074.  Purchases of common shares for treasury of $7,051 were offset by cash received from the sale of common shares of $4,237 and $1,379 of cash received on our common share subscription.  Dividends paid during 2002 totaled $2,054.

Revolving Credit Agreement--During November 2002, we entered into a new revolving credit agreement with a group of banks that permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $30,000 through November 2005. Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% - 2.0%, based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization).  A commitment fee ranging from .20% to .45% is required on the average daily unborrowed commitment.  The revolving credit agreement contains certain affirmative and negative covenants customary for this type of arrangement and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA, and funded debt to capitalization.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2002 to make future payments for the periods indicated.

		Contractual Obligations Due--Year Ending December 31,
Description	Total	2003	2004	2005	2006	2007	Thereafter

Revolving credit agreement	$ 34,400	$ -	$ -	$ 34,400	$ -	$ -	$ -
Subordinated notes	389	389	-	-	-	-	-
Term loans	2,248	43	1,389	386	215	215	-
Capital lease obligations	3,748	650	657	807	616	1,018	-
Operating lease obligations	6,291	1,843	1,456	1,049	762	538	643
Self-insurance accruals	25,119	9,197	5,772	3,587	1,767	984	3,812

	$ 72,195	$ 12,122	$ 9,274	$ 40,229	$ 3,360	$ 2,755	$ 4,455

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at December 31, 2002, and amounts estimated to be due each year may differ from actual payments required to fund claims. Additional information regarding the long-term obligations summarized above is provided in the notes to our consolidated financial statements.

As at December 31, 2002, we were contingently liable to our principal banks in the amount of $27,524 for letters of credit outstanding primarily related to insurance coverage. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2003 through 2006.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

We satisfy seasonal working capital needs and other financing requirements with the revolving credit agreement and several other short-term lines of credit that approximated $3,399 as at December 31, 2002. We are continuously reviewing our existing sources of financing and evaluating alternatives.  At December 31, 2002, we had working capital of  $15,422 and approximately $28,076 of availability under our revolving credit agreement.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions.

Impact of Recently Issued Accounting Pronouncements

In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosures," which amends FAS 123 "Accounting for Stock-Based Compensation."  FAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into our financial statements.

MARKET RISK DISCLOSURES

In the normal course of business, we are exposed to market risk related to changes in interest rates and changes in foreign currency exchange rates.  We do not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable.  We have interest rate protection from our interest rate swaps to limit exposure to interest rate volatility (Interest rate "swaps" are the exchange of interest rate payments based on fixed versus floating interest rates which reduce the risk of interest-rate changes on future interest expense--"hedging").

The following table provides information, as of December 31, 2002, about our debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate swaps, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the swaps at December 31, 2002. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2002.

	December 31,							Fair Value December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002
Liabilities
Long-term debt
Fixed rate	$ 43	$ 38	$ 36	$ 40	$ 40	$ -	$ 197	$ 196
Average interest rate	10.2%	10.1%	10.0%	10.0%	10.0%

Variable rate	$ 389	$ 1,351	$ 34,750	$ 175	$ 175	$ -	$ 36,840	$ 36,754
Average interest rate	3.9%	4.9%	6.0%	7.3%	7.7%

Interest rate derivative instruments
Interest rate swaps:
Pay fixed, notional amount	$ 10,000	$ -	$ 10,000	$ -	$ -	$ -	$ 20,000	$ 364
Average pay rate	4.82%	4.39%	4.39%
Average receive rate	1.82%	2.89%	5.08%

Interest rates, as of December 31, 2002, on the fixed-rate debt ranged from 10.0% to 12.7% and interest rates on the variable-rate debt ranged from 3.8% to 7.7%.

The interest rate swaps have an underlying face (notional) amount of $10,000 each, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to settle the swap agreement at December 31, 2002 (fair value), we would pay $364.

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

For the year ended December 31, 2002, the result of a hypothetical 10% uniform change in the value of the U.S. dollar, as compared with the Canadian dollar, would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Impact of Inflation

The impact of inflation on the results of operations has not been significant in recent years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information set forth in "Market Risk Disclosures" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements are attached hereto and listed on page F-1 of this annual report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information about our executive officers is in the section "Executive Officers of the Registrant" at Part I, Item 4A of this report.

Information about our directors is in the section "Election of Directors" of our 2003 Proxy Statement, which is incorporated into this report by reference.

Item 11.  Executive Compensation.

Information about director compensation is in the section "Compensation of Directors" and information about executive compensation is in the section "Compensation of Executive Officers" of the 2003 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of the 2003 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section "Equity Compensation Plans" of the 2003 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions.

Information about certain transactions between the Company and their affiliates and certain other persons is in the sections "Election of Directors" of the 2003 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Davey Tree Expert Company's management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of filing this Annual Report on Form 10-K (the "Evaluation Date").Based on that evaluation, management, including our CEO and CFO, concluded that the Company's disclosure controls and procedures were effective, as of the Evaluation Date, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

Changes in Internal Controls

No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 14 is set forth on page F-1 of this report.

(a) (3) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report.  See Exhibit Index.

(b) Reports on Form 8‑K.

No reports on Form 8-K have been filed during the fourth quarter 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2003.

THE DAVEY TREE EXPERT COMPANY

By: /s/ R. Douglas Cowan
R. Douglas Cowan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

/s/ R. Douglas Cowan	/s/ James H. Miller
R. Douglas Cowan, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	James H. Miller, Director

/s/ Karl J. Warnke
/s/ R. Cary Blair	Karl J. Warnke, Director, President and Chief Operating Officer
R. Cary Blair, Director

/s/ David E. Adante
/s/ Dr. Carol A. Cartwright Dr. Carol A. Cartwright, Director	David E. Adante, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Russell R. Gifford
Russell R. Gifford, Director	/s/ Nicholas R. Sucic
Nicholas R. Sucic, Corporate Controller (Principal Accounting Officer)

/s/ Richard S. Gray
Richard S. Gray, Director

/s/ Douglas K. Hall
Douglas K. Hall, Director

/s/ Willard R. Holland
Willard R. Holland, Director

Certifications

Certification of Chief Executive Officer

I, R. Douglas Cowan, certify that:

1.	I have reviewed this annual report on Form 10-K of The Davey Tree Expert Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ R. Douglas Cowan
R. Douglas Cowan
Chairman and Chief Executive Officer

Certification of Chief Financial Officer

I, David E. Adante, certify that:

1.	I have reviewed this annual report on Form 10-K of The Davey Tree Expert Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ David E. Adante
David E. Adante
Executive Vice President, CFO and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	1991 Amended Articles of Incorporation

3.2	1987 Amended and Restated Regulations of The Davey Tree Expert Company

10.1	1987 Incentive Stock Option Plan (Incorporated by reference to Exhibit (10)(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.2	1994 Omnibus Stock Plan (Incorporated by reference to Exhibit (10)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).

10.3

Credit Agreement by and among the Company and KeyBank National Association, as lead arranger, syndication agent and administrative agent and National City Bank, as documentation agent, for various lending institutions dated as of November 8, 2002.

Filed Herewith

21	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Ernst & Young LLP, Independent Auditors	Filed Herewith

23.2	Consent of Deloitte & Touche LLP, Independent Auditors	Filed Herewith

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--Chief Executive Officer	Filed Herewith

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--Chief Financial Officer	Filed Herewith

The documents listed as Exhibits 10.1 and 10.2 constitute management contracts or compensatory plans or arrangements.

The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt.

ANNUAL REPORT OF FORM 10-K

ITEM 8, ITEM 15 (a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2002

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Form 10-K-item 15(a)(1) and (2)

The Davey Tree Expert Company

The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:

Audited Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors	F-2

Report of Deloitte & Touche LLP, Independent Auditors	F-3

Consolidated Balance Sheets -- December 31, 2002 and 2001	F-4

Consolidated Statements of Operations -- Years ended December 31, 2002, 2001 and 2000	F-5

Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2002, 2001 and 2000	F-6

Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000	F-7

Notes to Consolidated Financial Statements -- December 31, 2002	F-8

Financial Statement Schedules:

None

          All schedules for which provision is made in the applicable accounting regulation of the
          Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                                               /s/ ERNST & YOUNG LLP

Akron, Ohio
February 21, 2003

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
The Davey Tree Expert Company

Kent, Ohio

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of The Davey Tree Expert Company and its subsidiaries (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, the results of operations and cash flows of the Company for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 7, 2001

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 591	$ 406
Accounts receivable, net	49,197	47,672
Operating supplies	2,857	2,724
Prepaid expenses	4,768	3,478
Other current assets	4,090	3,407

Total current assets	61,503	57,687

Property and equipment:
Land and land improvements	6,569	6,436
Buildings and leasehold improvements	17,289	18,594
Equipment	205,180	200,488

	229,038	225,518
Less accumulated depreciation	162,175	155,407

	66,863	70,111

Other assets	25,230	25,147
Identified intangible assets and goodwill, net	7,560	2,528

	$ 161,156	$ 155,473

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$ 1,242	$ 1,541
Accounts payable	18,097	16,919
Accrued expenses	16,659	14,249
Self-insurance accruals	9,433	8,190
Current portion of capital lease obligations	650	533

Total current liabilities	46,081	41,432

Long-term debt	36,605	41,887
Capital lease obligations	3,098	3,600
Self-insurance accruals	13,493	11,444
Deferred income taxes	7,081	6,350
Other liabilities	663	510

	107,021	105,223

Common shareholders' equity:
Common shares, $1.00 par value, per share; 12,000 shares authorized; 10,728 shares issued and outstanding as of December 31, 2002 and 2001	10,728	10,728
Additional paid-in capital	5,710	5,163
Common shares subscribed, unissued	9,817	-
Retained earnings	82,525	77,358
Accumulated other comprehensive income (loss)	(1,057)	(1,209)

	107,723	92,040
Less cost of Common shares held in treasury:
3,048 in 2002 and 3,000 in 2001	44,956	41,790
Common shares subscription receivable	8,632	-

	54,135	50,250

	$ 161,156	$ 155,473

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000

Revenues	$ 319,273	$ 321,284	$ 322,236

Costs and expenses:
Operating	211,549	212,783	226,441
Selling	50,865	50,564	49,978
General and administrative	22,800	22,567	23,015
Depreciation	19,370	19,054	20,722
Amortization of intangible assets	692	466	459

	305,276	305,434	320,615

Income from operations	13,997	15,850	1,621

Other income (expense):
Interest expense	(3,121)	(4,993)	(6,217)
Gain on sale of assets	2,054	1,023	1,172
Other	(993)	(744)	(60)

Income (loss) before income taxes	11,937	11,136	(3,484)

Income taxes (benefit)	4,716	4,405	(1,080)

Net income (loss)	$ 7,221	$ 6,731	$ (2,404)

Net income (loss) per share:
Basic	$ .89	$ .87	$ (.30)

Diluted	$ .85	$ .82	$ (.30)

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount

Common shares
At beginning and end of year	10,728	$ 10,728	10,728	$ 10,728	10,728	$ 10,728

Additional paid-in capital
At beginning of year		5,163		4,308		3,136
Shares sold to employees		660		918		1,162
Options exercised		(190)		(63)		10
Subscription shares, issued		77		-		-

At end of year		5,710		5,163		4,308

Common shares subscribed, unissued
At beginning of year	-	-	-	-	-	-
Common shares, subscribed	836	10,032	-	-	-	-
Common shares, issued	(16)	(194)	-	-	-	-
Cancellations	(2)	(21)	-	-	-	-

At end of year	818	9,817	-	-	-	-

Retained earnings
At beginning of year		77,358		72,328		76,455
Net income (loss)		7,221		6,731		(2,404)
Dividends, $.22 per share		-		(1,701)		(1,723)
Dividends, $.24 per share		(2,054)		-		-

At end of year		82,525		77,358		72,328

Accumulated other comprehensive income (loss), net of tax
At beginning of year		(1,209)		(745)		(543)
Foreign currency translation adjustments		13		(99)		(202)
Derivatives: Cumulative effect of accounting change		-		(105)		-
Unrealized gain (loss) on interest rate swaps		139		(260)		-

Other comprehensive income (loss)		152		(464)		(202)

At end of year		(1,057)		(1,209)		(745)

Common shares held in treasury
At beginning of year	3,000	(41,790)	2,932	(39,227)	2,601	(33,356)
Shares purchased	578	(7,051)	492	(5,541)	640	(8,205)
Shares sold to employees	(201)	1,588	(284)	2,021	(251)	1,960
Options exercised	(313)	2,179	(140)	957	(58)	374
Subscription shares, issued	(16)	118	-	-	-	-

At end of year	3,048	(44,956)	3,000	(41,790)	2,932	(39,227)

Common shares subscription receivable
At beginning of year	-	-	-	-	-	-
Shares subscribed	(836)	(10,032)	-	-	-	-
Payments	16	1,379	-	-	-	-
Cancellations	2	21	-	-	-	-

At end of year	(818)	(8,632)	-	-	-	-

Total Common Shareholders' Equity at December 31	7,680	$ 54,135	7,728	$ 50,250	7,796	$ 47,392

Total Comprehensive Income
Net income (loss)		$ 7,221		$ 6,731		$ (2,404)
Other comprehensive income (loss)		152		(464)		(202)

Total comprehensive income (loss)		$ 7,373		$ 6,267		$ (2,606)

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities
Net income (loss)	$ 7,221	$ 6,731	$ (2,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,370	19,054	20,722
Amortization	692	466	459
Gain on sale of property	(2,054)	(1,023)	(1,172)
Deferred income taxes	408	(342)	568
Other	173	(194)	24

	25,810	24,692	18,197
Changes in operating assets and liabilities:
Accounts receivable	(689)	(4,475)	15,129
Accounts payable and accrued expenses	3,588	5,985	(24)
Self-insurance accruals	3,292	2,798	926
Other assets, net	(2,574)	813	(2,961)

	3,617	5,121	13,070

Net cash provided by operating activities	29,427	29,813	31,267

Investing activities
Capital expenditures
Equipment	(15,791)	(11,593)	(17,099)
Land and buildings	(336)	(99)	(377)
Proceeds from sales of property and equipment	3,745	1,419	3,719
Purchases of businesses	(4,288)	(83)	(452)

Net cash used in investing activities	(16,670)	(10,356)	(14,209)

Increase in cash before financing activities	12,757	19,457	17,058

Financing activities
Revolving credit facility payments, net	(6,900)	(15,100)	(10,200)
Borrowings (payments) of notes payable	(1,109)	288	326
Payments of long-term debt and capital leases	(1,074)	(887)	(762)
Purchase of Common shares for treasury	(7,051)	(5,541)	(8,205)
Sale of Common shares from treasury	4,237	3,833	3,506
Cash received on Common share subscriptions	1,379	-	-
Dividends	(2,054)	(1,701)	(1,723)

Net cash used in financing activities	(12,572)	(19,108)	(17,058)

Increase in cash and cash equivalents	185	349	-
Cash and cash equivalents, beginning of year	406	57	57

Cash and cash equivalents, end of year	$ 591	$ 406	$ 57

See notes to consolidated financial statements.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2002
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

Fiscal Year--The Company's fiscal year ends on the Saturday closest to December 31. The fiscal years reported are for the 52-week periods ended December 28, 2002, December 29, 2001 and December 30, 2000. For purposes of the consolidated financial statements, the year-end is referred to as December 31 for all years presented.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

B.  Accounting Policies (continued)

Concentration of Credit Risk--Credit risk represents the accounting loss that would be recognized if the counterparties failed to perform as contracted. The principal financial instruments subject to credit risk follows:

          Cash and Cash Equivalents, and Derivative Financial Instruments: To limit its exposure, the Company transacts its business and maintains interest rate swaps with high credit quality financial institutions.

          Accounts Receivable: The Company's residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries, thus minimizing credit risk.  The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 13% of revenues during 2002 and 16% during 2001 and 2000.  To reduce credit risk, the
          Company evaluates the credit of customers, but generally does not require advance payments or collateral.
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

                         Land improvements  . . . . . . . . . . . . . .. . . 5 to 20 years
                         Buildings .. . . . . . . . . . . . . . . . . . . . . . . . .5 to 20 years

                         Equipment .. . . . . . . . . . . . . . . . . . . . . . .  3 to 10 years

                         Leasehold improvements . . . . . . . . . . . . .Shorter of lease term or estimated useful life;
                                                                                                        ranging from 5 to 20 years

The amortization of assets acquired under capital leases is included in depreciation expense.

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and trade names, are amortized by the straight-line method based on their estimated useful lives, ranging from one to ten years

Long-Lived Assets--The Company assesses potential impairment to its long-lived assets, other than goodwill, only when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flow. In the event the assessment indicates that the carrying amounts may not be recoverable, an impairment loss would be recognized to reduce the asset's carrying amount to its estimated fair value based on the present value of the estimated future cash flows.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

B.  Accounting Policies (continued)

Stock Compensation Arrangements--The Company accounts for stock compensation arrangements using the intrinsic value method in APB Opinion No. 25, "Accounting for Stock Issued to Employees."  Under the intrinsic value method, no compensation expense is recorded for stock options when granted, if the option prices are set at the market value of the underlying stock.

In accordance with the intrinsic value method, the Company has not recognized any expense related to stock options, as holders of stock options have historically had to pay an amount equal to the market value of the shares at the date of grant.

The alternative policy, in FAS No. 123, "Accounting for Stock-Based Compensation," the fair value method, is based on the fair value of the stock option awarded, determined by an option pricing model, net of any amount the holders must pay for the stock options when granted. If the Company had used the fair value method, the after-tax expense relating to the stock options would have been $13 in 2002, $357 in 2001 and $284 in 2000. In calculating the after-tax expense of the stock options, the following assumptions were used: initial annual dividend rate of 1.5% per share; a risk free interest rate of 6.25%; and, an expected life of five years. The following table presents the pro forma net income as if the fair value method had been applied to the stock options.

	Year Ended December 31,
	2002	2001	2000

Net income (loss) as reported	$ 7,221	$ 6,731	$ (2,404)
Deduct stock-based compensation,
determined under fair value	13	357	284

Pro forma net income, FAS 123 adjusted	$ 7,208	$ 6,374	$ (2,688)

Net income (loss) per share -- basic
As reported	$ .89	$ .87	$ (.30)
Pro forma, FAS 123 adjusted	.89	.82	(.34)

Net income (loss) per share -- diluted
As reported	$ .85	$ .82	$ (.30)
Pro forma, FAS 123 adjusted	.85	.77	(.34)

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

B.  Accounting Policies (continued)

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

Income Taxes--The Company computes taxes on income in accordance with the tax rules and regulations where the income is earned. The income tax rates imposed by these taxing authorities vary. Taxable income may differ from pretax income for financial reporting purposes. To the extent differences are due to revenue and expense items reported in one period for tax purposes and in another period for financial reporting purposes, provision for deferred taxes is made. Changes in tax rates and laws are reflected in income in the period when such changes are enacted.

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

Comprehensive Income (Loss)--Comprehensive income (loss) includes net income and other comprehensive income or loss. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income (loss) is composed of foreign currency translation adjustments and unrealized gains and losses from its interest rate swaps.

Fair Values--The carrying amount of cash and cash equivalents, receivables, accounts payable and debt approximates fair value.

New Accounting Standards Adopted--Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133,  "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 138.  FAS 133 requires that all derivatives, such as interest rate swap agreements, be recognized on the balance sheet at fair value. The Statement also requires that changes in the derivative instrument's fair value be recognized currently in the results of operations unless specific hedge accounting criteria are met. The cumulative effect of the accounting change, as of January 1, 2001, resulted in the reporting of a $105 decrease, net of tax, to accumulated other comprehensive income (loss).

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

B.  Accounting Policies (continued)

Effective January 1, 2002, the Company adopted FAS 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. FAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. There was no impairment of goodwill upon adoption of FAS 142. Supplemental comparative disclosure, as if the change had been retroactively applied, follows:

	Year Ended December 31,
	2002	2001	2000

Cease goodwill amortization	$ -	$ 150	$ 154

Net income (loss) as reported	$ 7,221	$ 6,731	$ (2,404)
Cease goodwill amortization, net of tax	-	105	110

Pro forma net income, FAS 142 adjusted	$ 7,221	$ 6,836	$ (2,294)

Net income (loss) per share - basic
As reported	$ .89	$ .87	$ (.30)
Pro forma net income, FAS 142 adjusted	.89	.88	(.29)

Net income (loss) per share - diluted
As reported	$ .85	$ .82	$ (.30)
Pro forma net income, FAS 142 adjusted	.85	.83	(.29)

Recently Issued Accounting Pronouncement--In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosures," which amends FAS 123 "Accounting for Stock-Based Compensation."  FAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	December 31,
	2002	2001

Accounts receivable	$ 57,376	$ 59,102
Receivables under contractual arrangements	5,880	3,174

	63,256	62,276

Less prepetition accounts receivable from PG&E classified as noncurrent other assets	12,490	13,326

	50,766	48,950

Less allowances for doubtful accounts	1,569	1,278

	$ 49,197	$ 47,672

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

On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court.  In addition to PG&E's reorganization plan, there is a competing alternative proposed plan of reorganization filed by the California Public Utilities Commission and the Official Committee of Unsecured Creditors ("CPUC/OCC plan").  The bankruptcy court began confirmation hearings in December 2002 to determine whether to confirm the PG&E plan, the CPUC/OCC plan or neither plan.  The bankruptcy court has scheduled trial dates through April 2003.  In determining whether to confirm either plan, the bankruptcy court will consider, among other factors, creditor preference and financial and legal feasibility. Various parties have filed objections to confirmation of either or both plans.  PG&E will not emerge from bankruptcy until a plan of reorganization has been confirmed by the bankruptcy court and the confirmed plan has been executed.  Management is unable to predict which plan, if any, the bankruptcy court will confirm.

Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.

During 2002, the Company received interest payments of $836 from PG&E on the prepetition accounts receivable reducing the outstanding prepetition balance to $12,490.  Because of the inability to predict when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

D.  Supplemental Balance Sheet and Cash Flow Information

The following items comprise the amounts included in the balance sheets:

	December 31,
Other currents assets	2002	2001

Refundable income taxes	$ 360	$ -
Deferred income taxes	3,730	3,407

Total	$ 4,090	$ 3,407

	December 31,
Other assets	2002	2001

Prepaid pension costs	$ 11,324	$ 10,922
Prepetition accounts receivable from PG&E	12,490	13,326
Deposits	1,416	899

Total	$ 25,230	$ 25,147

	December 31,
Identified intangibles and goodwill, net	2002	2001

Customer lists	$ 5,381	$ 2,950
Noncompete agreements	1,674	563
Tradenames	195	-
Goodwill	4,638	2,651

	11,888	6,164
Less accumulated amortization	4,328	3,636

Total	$ 7,560	$ 2,528

	December 31,
Accrued expenses	2002	2001

Employee compensation	$ 6,526	$ 5,845
Accrued vacation	2,491	2,491
Self-insured medical claims	1,029	919
Commercial insurance payable	3,444	1,475
Income taxes payable	-	1,416
Taxes, other than income	1,087	601
Other	2,082	1,502

Total	$ 16,659	$ 14,249

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

D.  Supplemental Balance Sheet and Cash Flow Information (continued)

Supplemental cash flow information follows:

	Year Ended December 31,
	2002	2001	2000

Interest paid	$ 3,046	$ 5,330	$ 5,957
Income taxes paid (refunds received), net	4,585	2,465	(1,742)
Noncash transactions:
Debt issued for purchase of business	2,860	-	-
Common share subscriptions	10,032	-	-
Detail of acquisitions:
Assets acquired:
Equipment	1,706	63	87
Intangibles	5,699	20	365
Liabilities assumed	(257)	-	-
Debt issued for purchase of business	(2,860)	-	-

Cash paid	$ 4,288	$ 83	$ 452

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

Summarized information on the Company's defined benefit pension plans follows:

	December 31,
	2002	2001
Change in benefit obligation

Projected benefit obligation at beginning of year	$ 15,419	$ 13,411
Service cost	875	786
Interest cost	1,083	973
Amendments	-	574
Actuarial loss	1,461	933
Benefit payments	(1,622)	(1,258)

Projected benefit obligation at end of year	$ 17,216	$ 15,419

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

E.  Pension Plans (continued)

	December 31,
	2002	2001
Change in plan assets

Fair value of plan assets at beginning of year	$ 29,413	$ 33,840
Actual return on plan assets	(4,978)	(3,169)
Benefit payments	(1,622)	(1,258)

Fair value of plan assets at end of year	$ 22,813	$ 29,413

	December 31,
	2002	2001
Funded status

Fair value of plan assets at end of year	$ 22,813	$ 29,413
Projected benefit obligation at end of year	17,216	15,419

Plan assets in excess of benefit obligation	5,597	13,994
Unrecognized loss (gain)	6,328	(2,404)
Unrecognized prior service cost	42	46
Unrecognized transition asset	(643)	(714)

Prepaid pension costs recognized in balance sheet	$ 11,324	$ 10,922

The assumptions used in developing the benefit obligations were as follows:

	December 31,
	2002	2001
Weighted-average assumptions

Discount rate used to determine projected benefit obligation	6.75%	7.25%
Expected return on plan assets	8.00	8.00
Rate of increase in compensation	4.5	5.0

Net periodic benefit income associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2002	2001	2000
Components of pension expense (income)

Service costs -- increase in benefit obligation earned	$ 875	$ 786	$ 607
Interest cost on projected benefit obligation	1,083	973	924
Expected return on plan assets	(2,287)	(2,732)	(3,129)
Recognized net actuarial gains	(6)	(491)	(1,096)
Amortization of prior service cost	4	(34)	(34)
Amortization of transition asset	(72)	(72)	(72)

Net pension income of defined benefit pension plans	$ (403)	$ (1,570)	$ (2,800)

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

E.  Pension Plans (continued)

In addition to the Company sponsored defined benefit plans, the Company contributes to several multiemployer plans. Total pension expense for multiemployer plans was $180 in 2002, $289 in 2001, and $183 in 2000.

F.  Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2002	2001

Notes payable	$ 810	$ 1,114
Current portion of long-term debt	432	427

	$ 1,242	$ 1,541

The note payable is due on June 5, 2003 with interest approximating 4.75%.

At December 31, 2002, the Company also had unused short-term lines of credit with several banks totaling  $3,399, generally at the banks' prime rate.

Long-term debt consisted of the following:

	December 31,
	2002	2001
Revolving credit agreement
Prime rate borrowings	$ 400	$ 1,300
LIBOR borrowings	34,000	40,000

	34,400	41,300
Subordinated notes, share redemptions	389	777
Term loans	2,248	237

	37,037	42,314
Less current portion	432	427

	$ 36,605	$ 41,887

Revolving Credit Agreement--During November 2002, the Company entered into a new revolving credit agreement with a group of banks that permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $30,000, through November 2005.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization).  A commitment fee ranging from .20% to .45% is required on the average daily unborrowed commitment.

The revolving credit agreement contains certain affirmative and negative convenants customary for this type of agreement and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA, and funded debt to capitalization.

The Davey Tree Expert Company

Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

F.  Short-Term and Long-Term Debt (continued)

Subordinated Notes-share redemption--In 1998, the Company redeemed common shares for cash and five-year subordinated promissory notes. These notes bear interest based on the five-year U.S. Treasury rate in effect at January 1 of each year (4.52% in 2002 and 4.99% in 2001).

Term Loans--The weighted-average interest on the term loans approximated 5.46% (10.37% at December 31, 2001).

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2002 were as follows: 2003--$432; 2004--$1,389; 2005--$34,786; 2006--$215 and 2007--$215.

Interest rate swaps--Under interest rate swap agreements, the Company has agreed to exchange, with a financial institution, at specific intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional amounts.  Differentials to be paid or received under these agreements are accrued and recognized as adjustments to interest expense.  An interest rate swap effectively converts a portion of the Company's variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  The Company has two interest rate swaps, each with an underlying notional amount of $10,000, one of which matures during November 2005 requiring interest to be paid at 4.39%, and the other maturing during March 2003 requiring interest to be paid at 6.53%.  The fair value of the swaps is the amount quoted by the financial institution that the Company would pay to terminate the agreement, a liability of $364 at December 31, 2002.

G.  Self-Insurance Accruals

Components of the Company's self-insurance accruals for workers' compensation, vehicle liability and general liability follow:

	December 31,
	2002	2001

Workers' compensation	$ 15,782	$ 12,761
Present value discount	2,193	2,191

	13,589	10,570
Vehicle liability	5,176	4,325
General liability	4,161	4,739

Total	22,926	19,634
Less current portion	9,433	8,190

Noncurrent portion	$ 13,493	$ 11,444

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

G.  Self-Insurance Accruals (continued)

The table below reconciles the changes in the self-insurance accruals for losses and related payments and sets forth the discount rate used for the workers compensation accrual.

	December 31,
	2002	2001

Balance, beginning of year	$ 19,634	$ 16,836
Provision for claims	19,227	20,212
Change in discount rate	99	91
Payment for claims	16,034	17,505

Balance, end of year	$ 22,926	$ 19,634

Workers compensation discount rate	4.50%	4.75%

H.  Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2002	2001

Equipment	$ 5,125	$ 4,947
Less accumulated amortization	2,103	1,507

	$ 3,022	$ 3,440

The Company also leases facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2002 were as follows:

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

H.  Lease Obligations (continued)

	Lease Obligations
	Capital	Operating
Minimum lease obligations
Year ending December 31, 2003	$ 881	$ 1,843
2004	844	1,456
2005	942	1,049
2006	706	762
2007	1,038	538
2008 and after	-	643

Total minimum lease payments	4,411	$ 6,291

Amounts representing interest	663

Present value of net minimum lease payments	3,748
Less current portion	650

Long-term capital lease obligations, December 31, 2002	$ 3,098

Total rent expense under all operating leases was $2,567 in 2002, $2,437 in 2001 and $2,295 in 2000.

I.  Common Shares and Preferred Shares

The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

The number of common shares authorized is 12,000,000, par value $1.00. The number of common shares issued was 10,728,440 during each of the three years ended December 31, 2002. The number of shares in the treasury for each of the three years ended December 31, 2002 were as follows: 2002--3,048,073;  2001-- 2,999,526;  and, 2000-- 2,932,289.

The Company's stock is not listed or traded on an active stock market and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value based upon the Company's performance and financial condition. Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares. During 2002, purchases of common shares totaled 578,092 shares for $7,051 in cash; the Company also had direct sales, to directors and employees of 6,426 shares for $77, excluding those shares issued through either the exercise of options or the employee stock purchase plan. It also sold 47,581 shares from the Company's 401(k) plan for $583 and issued 41,208 shares to participant accounts to satisfy its liability for the 2001 employer match in the amount of $494.  The liability accrued at December 31, 2002 for the 2002 employer match was $586. There were also 105,609 shares purchased during 2002 under the employee stock purchase plan.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

I.  Common Shares and Preferred Shares (continued)

Stock Subscription Offering--During June 2002, the Company offered to eligible employees the right to subscribe to common shares at $12.00 per share in accordance with the provisions of The Davey Tree Expert Company 1994 Omnibus Stock Plan (the "plan").  The offering period ended August 1, 2002 and resulted in the subscription of 836,007 common shares ($10,032).

Under the plan, an employee purchasing common shares for an aggregate purchase price of less than $5 was required to pay cash.  Eligible employees purchasing $5 or more of the common shares had the option to finance their purchases through a down-payment of at least 10% of the total purchase price and a seven-year promissory note for the balance due with interest at 4.75%.   Payments on the promissory note are made either by payroll deductions or annual lump-sum payments of both principal and interest.

Common shares purchased under the plan are pledged as security for the payment of the promissory note and the common shares will not be issued until the promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

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

Effective January 1, 1997, the Company commenced operation of the "The Davey 401KSOP and ESOP," which retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before‑tax contributions, within Internal Revenue Service established limits, through payroll deductions. The Company will match, in either cash or Company stock, 50% of each participant's before-tax contribution, limited to the first 3% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. The Company's cost of this plan, consisting principally of the employer match, was $586 in 2002, $500 in 2001, and $466 in 2000.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

K.  Employee Stock Purchase Plan and Stock Option Plans

Employee Stock Purchase Plan--The Company has an employee stock purchase plan that provides the opportunity for all full-time employees with one year of service to purchase shares through payroll deductions. Purchases under the plan, at 85% of the fair market value of the common shares, have been as follows:

	Year Ended December 31,
	2002	2001	2000

Number of employees participating	775	900	1,032

Shares purchased during the year	105,609	132,963	131,309

Weighted average per share purchase price paid	$ 10.36	$ 9.59	$ 10.75

Cumulative shares purchased since 1982	3,544,171	3,438,562	3,305,599

Stock Option Plans--The 1994 Omnibus Stock Plan (Stock Plan) consolidated into a single plan provisions for the grant of stock options and other stock based incentives and maintenance of the employee stock purchase plan. Prior to adoption of the Stock Plan, the Company had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 1,600,000 during the ten‑year term of the Stock Plan. Shares purchased since 1994 under the stock purchase plan were 1,234,267. Each nonemployee director elected or appointed, and reelected or reappointed, will receive a director option that gives the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant. The director options are exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan. The grant of awards, other than director options, is at the discretion of the compensation committee of the Board of Directors.  Shares available for grant at December 31, 2002 were 504,704.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

K.  Employee Stock Purchase Plan and Stock Option Plans (continued)

A summary of the Company's stock option activity, excluding director options, is presented below:

	2002		2001		2000
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding, beginning of year	1,161,147	$ 7.15	1,301,696	$ 7.07	1,351,344	$ 7.05
Granted	-	-	-	-	-	-
Exercised	(312,514)	6.36	(140,549)	6.36	(49,648)	6.54
Forfeited	(28,718)	6.14	-	-	-	-

Outstanding, end of year	819,915	7.49	1,161,147	7.15	1,301,696	7.07

The following table summarizes information about stock options outstanding and exercisable, excluding director options at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

$ 6.92	340,045	1.0 years	$ 6.92	340,045	$ 6.92
7.90	479,870	3.9 years	7.90	479,870	7.90

	819,915			819,915

A summary of the status of the Company's director options is presented below:

	2002		2001		2000
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding, beginning of year	44,000	$ 12.16	40,000	$ 11.60	44,000	$ 10.20
Granted	8,000	12.00	12,000	11.00	8,000	13.00
Exercised	-	-	-	-	(8,000)	7.41
Forfeited	(4,000)	9.10	(8,000)	7.41	(4,000)	9.10

Outstanding and exercisable, end of year	48,000	12.39	44,000	12.16	40,000	11.60

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

L.  Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follows:

	Year Ended December 31,
	2002	2001	2000
Comprehensive Income
Net Income (loss)	$ 7,221	$ 6,731	$ (2,404)
Other comprehensive income (loss)
Foreign currency translation adjustments	13	(99)	(202)
Derivative instrument:
Cumulative effect of accounting change	-	(170)	-
Change in fair value of interest rate swap	225	(419)	-

	225	(589)	-

Other comprehensive income (loss), before income taxes	238	(688)	(202)
Income tax benefit (expense), related to items of other comprehensive income	(86)	224	-

Other comprehensive income (loss)	152	(464)	(202)

Comprehensive income (loss)	$ 7,373	$ 6,267	$ (2,606)

	December 31,
	2002	2001	2000
Accumulated comprehensive income (loss)

Foreign currency translation adjustments	$ (831)	$ (844)	$ (745)
Fair value of interest rate swap	(226)	(365)	-

Accumulated comprehensive income (loss)	$ (1,057)	$ (1,209)	$ (745)

M.  Income Taxes

Income (loss) before income taxes were attributable to the following sources:

	Year Ended December 31,
	2002	2001	2000

United States	$ 11,023	$ 10,287	$ (3,011)
Canada	914	849	(473)

Total	$ 11,937	$ 11,136	$ (3,484)

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

M.  Income Taxes (continued)

Income taxes have been provided as follows:

	Year Ended December 31,
	2002	2001	2000
Currently payable:
Federal	$ 3,143	$ 3,180	$ (1,360)
State	826	900	(140)
Canadian	425	442	(148)

Total current	4,394	4,522	(1,648)
Deferred taxes	322	(117)	568

Total taxes on income	$ 4,716	$ 4,405	$ (1,080)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's current net deferred tax assets at December 31, were as follows:

	Year Ended December 31,
	2002	2001
Deferred tax assets:
Accrued compensated absences	$ 491	$ 504
Self-insurance accruals	2,812	2,417
Other	427	486

Net deferred income tax assets--current	$ 3,730	$ 3,407

Significant components of the Company's noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	Year Ended December 31,
	2002	2001
Deferred tax assets:
Self-insurance accruals	$ 4,349	$ 3,836
Other	281	189

	4,630	4,025
Deferred tax liabilities:
Tax over financial reporting depreciation and amortization	7,884	6,662
Prepaid pension costs	3,827	3,713

	11,711	10,375

Net deferred income tax liability--noncurrent	$ (7,081)	$ (6,350)

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

M.  Income Taxes (continued)

A reconciliation of the expected statutory U.S. federal rate to the Company's actual effective income tax rate follows:

	Year Ended December 31,
	2002	2001	2000
Statutory U.S. federal tax rate	34.0%	34.0%	(34.0) %
State income taxes, net of federal benefit	4.6	5.4	(2.6)
Effect of Canadian income taxes	1.0	(.1)	(.4)
Meals disallowance	1.5	.9	5.0
Other	(1.6)	(.6)	1.0

Effective income tax rate	39.5%	39.6%	(31.0) %

N.  Net Income Per Share

Net income per share is computed as follows:

	Year Ended December 31,
	2002	2001	2000
Income available to common shareholders:
Net income (loss)	$ 7,221	$ 6,731	$ (2,404)

Weighted average shares:
Basic:
Outstanding	7,781,902	7,756,949	7,929,210
Partially-paid share subscriptions	342,915	-	-

Basic weighted average shares	8,124,817	7,756,949	7,929,210

Diluted:
Basic from above	8,124,817	7,756,949	7,929,210
Incremental shares from assumed:
Exercise of stock subscription rights	4,322	-	-
Exercise of stock options	379,047	473,740	-

Diluted weighted average shares	8,508,186	8,230,689	7,929,210

Net income (loss) per share:
Basic	$ .89	$ .87	$ (.30)

Diluted	$ .85	$ .82	$ (.30)

For the year ended December 31, 2000, there were 593,254 shares attributable to the exercise of stock options that were excluded from the calculation of diluted net loss per share because the effect was antidilutive.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that (a) the Company computes and recognizes depreciation expense for its segments only by the straight-line method and (b) state income taxes are allocated to the segments. Corporate expenses are substantially allocated among the operating segments, but the nature of expenses allocated may differ from year-to-year. There are no intersegment revenues. Segment assets are those generated or directly used by each segment, and include accounts receivable, inventory, and property and equipment.

Information on reportable segments and reconciliation to the consolidated financial statements follows:

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

O.  Operations by Segment and Geographic Information (continued)

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2002
Revenues	$ 132,875	$ 155,689	$ 30,709	$ -		$ 319,273
Income (loss) from operations	1,898	12,901	2,032	(2,834)	(a)	13,997

Interest expense				3,121		3,121
Other income (expense), net				1,061		1,061

Income before income taxes						11,937

Depreciation and amortization	$ 8,160	$ 7,127	$ 1,559	$ 2,524	(b)	$ 19,370
Capital expenditures	5,456	5,580	2,151	2,940		16,127
Segment assets, total	40,727	43,159	11,706	65,564	(c)	161,156

Fiscal Year 2001
Revenues	$ 148,295	$ 145,723	$ 27,266	$ -		$ 321,284
Income (loss) from operations	3,535	14,331	1,155	(3,171)	(a)	15,850

Interest expense				4,993		4,993
Other income (expense), net				279		279

Income before income taxes						11,136

Depreciation and amortization	$ 8,302	$ 6,830	$ 1,400	$ 2,522	(b)	$ 19,054
Capital expenditures	4,209	3,576	1,907	2,000		11,692
Segment assets, total	45,571	37,812	9,101	62,989	(c)	155,473

Fiscal Year 2000
Revenues	$ 159,414	$ 135,868	$ 26,954	$ -		$ 322,236
Income (loss) from operations	(5,896)	11,134	1,112	(4,729)	(a)	1,621

Interest expense				6,217		6,217
Other income (expense), net				1,112		1,112

Income before income taxes						(3,484)

Depreciation and amortization	$ 9,802	$ 6,639	$ 1,401	$ 2,880	(b)	$ 20,722
Capital expenditures	7,106	5,596	1,446	3,328		17,476
Segment assets, total	61,663	39,763	7,776	50,180	(c)	159,382

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

O.  Operations by Segment and Geographic Information (continued)

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2002	2001	2000
Revenues

United States	$ 301,075	$ 304,109	$ 306,387
Canada	18,198	17,175	15,849

	$ 319,273	$ 321,284	$ 322,236

	December 31,
		2002	2001
Long-lived assets, net

United States		$ 69,309	$ 68,512
Canada		5,114	4,127

		$ 74,423	$ 72,639

P.  Commitments and Contingencies

At December 31, 2002, the Company was contingently liable to its principal banks in the amount of $27,524 for letters of credit outstanding primarily related to insurance coverage.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2002
(In thousands, except share data)

Q.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2002 and 2001.

	Fiscal 2002, Three Months Ended
	Mar 30	Jun 29	Sep 28	Dec 28
Net sales	$ 64,373	$ 93,354	$ 80,705	$ 80,841
Gross profit	19,156	32,524	28,049	27,995
Income (loss) from operations	(2,801)	7,762	3,750	5,286
Net income (loss)	(2,170)	4,778	1,674	2,939

Earnings (loss) per share -- Basic	$ (.28)	$ .61	$ .20	$ .34

Earnings (loss) per share -- Diluted	$ (.28)	$ .58	$ .19	$ .33

ESOT Valuation per share	$ 12.00	$ 12.40	$ 12.40	$ 12.80

	Fiscal 2001, Three Months Ended
	Mar 31	Jun 30	Sep 29	Dec 29
Net sales	$ 67,360	$ 93,279	$ 85,251	$ 75,394
Gross profit	19,463	34,173	29,470	25,395
Income (loss) from operations	(2,519)	10,047	5,828	2,494
Net income (loss)	(2,382)	5,417	2,747	949

Earnings (loss) per share -- Basic	$ (.31)	$ .70	$ .35	$ .12

Earnings (loss) per share -- Diluted	$ (.31)	$ .66	$ .33	$ .12

ESOT Valuation per share	$ 11.00	$ 11.60	$ 11.60	$ 12.00

*  *  *  *  *