Form 10-Q
period 2003-03-29
DAVEY TREE EXPERT CO
filed 2003-05-13
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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
Yes    X     No

There were 7,698,015 Common Shares outstanding as of May 8, 2003.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 29, 2003

Part  I.  Financial Information

Item 1.  Financial Statements (Unaudited)

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	March 29, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 581	$ 591
Accounts receivable, net	43,941	49,197
Operating supplies	3,626	2,857
Other current assets	11,698	8,858

Total current assets	59,846	61,503

Property and equipment	232,863	229,038
Less accumulated depreciation	165,777	162,175

	67,086	66,863

Other assets	25,402	25,230
Identified intangible assets and goodwill, net	7,542	7,560

	$ 159,876	$ 161,156

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 15,999	$ 18,097
Accrued expenses	12,741	16,659
Other current liabilities	13,103	11,325

Total current liabilities	41,843	46,081

Long-term debt	40,976	36,605
Self-insurance accruals	15,688	13,493
Other noncurrent liabilities	10,750	10,842

	109,257	107,021

Common shareholders' equity:
Common shares, $1.00 par value, per share; 12,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	5,721	5,710
Common shares subscribed, unissued	9,777	9,817
Retained earnings	79,107	82,525
Accumulated other comprehensive income (loss)	(889)	(1,057)

	104,444	107,723
Less:
Cost of common shares in treasury; 3,072 shares at March 29 and 3,048 shares at December 31	45,303	44,956
Common share subscriptions receivable	8,522	8,632

	50,619	54,135

	$ 159,876	$ 161,156

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 29, 2003	March 30, 2002

Revenues	$ 68,094	$ 64,373

Costs and expenses:
Operating	48,226	45,217
Selling	11,970	11,233
General and administrative	6,850	6,048
Depreciation and amortization	5,004	4,676

	72,050	67,174

Loss from operations	(3,956)	(2,801)

Other income (expense):
Interest expense	(705)	(786)
Other, net	(146)	(6)

Loss before income taxes	(4,807)	(3,593)

Income taxes (benefit)	(1,899)	(1,423)

Net loss	$ (2,908)	$ (2,170)

Net loss per share--Basic and Diluted	$ (.37)	$ (.28)

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2003	March 30, 2002
Operating activities
Net loss	$ (2,908)	$ (2,170)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,005	4,676
Other	268	36

	2,365	2,542
Changes in operating assets and liabilities:
Accounts receivable	5,397	5,356
Operating liabilities	(4,011)	(882)
Other	(3,826)	(3,054)

	(2,440)	1,420

Net cash (used in) provided by operating activities	(75)	3,962

Investing activities
Capital expenditures, equipment	(4,821)	(6,110)
Other	(254)	(544)

Net cash used in investing activities	(5,075)	(6,654)

Financing activities
Revolving credit facility proceeds, net	4,900	900
Purchase of common shares for treasury	(394)	(596)
Sale of common shares from treasury	128	1,682
Dividends	(510)	(471)
Other	1,016	846

Net cash provided by financing activities	5,140	2,361

Decrease in cash and cash equivalents	(10)	(331)

Cash and cash equivalents, beginning of period	591	406

Cash and cash equivalents, end of period	$ 581	$ 75

Supplemental cash flow information follows:
Interest paid	$ 592	$ 760
Income taxes paid	274	1,694
Noncash transactions:
Debt issued for purchase of business	219	-

Detail of acquisitions:
Assets acquired:
Equipment	$ 121	$ 75
Intangibles	328	725
Debt issued for purchase of business	219	-

Cash paid	$ 230	$ 800

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2003
(Amounts in thousands, except share data)

A.  Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation, consisting of normal recurring adjustments and accruals.

Certain information and disclosures required by GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Accounting Estimates--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Stock-Based Compensation--In accordance with the Company's accounting policy for stock-based compensation, no expense has been recognized related to stock options, as holders of stock options have historically had to pay an amount equal to the market value of the shares at the date of grant.

If the Company had used the fair value method of accounting, the alternative policy in FAS No. 123, "Accounting for Stock-Based Compensation," there would have been no expense in either the first quarter 2003 or first quarter 2002.

B.  Seasonality of Business

Operating results for the three months ended March 29, 2003 are not indicative of results that may be expected for the year ending December 31, 2003 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	March 29, 2003	December 31, 2002

Accounts receivable	$ 54,728	$ 57,376
Receivables under contractual arrangements	3,153	5,880

	57,881	63,256
Less prepetition accounts receivable from PG&E classified as noncurrent other assets	12,349	12,490

	45,532	50,766
Less allowances for doubtful accounts	1,591	1,569

	$ 43,941	$ 49,197

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2003
(Amounts in thousands, except share data)

C.  Accounts Receivable, Net (continued)

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

On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court.  In addition to PG&E's reorganization plan, there is a competing alternative proposed plan of reorganization filed by the California Public Utilities Commission and the Official Committee of Unsecured Creditors ("CPUC/OCC plan").  The bankruptcy court began confirmation hearings in December 2002 to determine whether to confirm the PG&E plan, the CPUC/OCC plan or neither plan. In determining whether to confirm either plan, the bankruptcy court will consider, among other factors, creditor preference and financial and legal feasibility. Various parties have filed objections to confirmation of either or both plans.  PG&E will not emerge from bankruptcy until a plan of reorganization has been confirmed by the bankruptcy court and the confirmed plan has been executed. The bankruptcy court has temporarily suspended the confirmation trial process in order for the parties to participate in a court-ordered mandatory settlement discussion.  Recently, the bankruptcy court extended the stay of the trial proceedings an additional 30 days until mid-June 2003 to permit the continuation of the mandatory settlement discussions. Management is unable to predict the outcome of settlement talks or which plan, if any, the bankruptcy court will ultimately confirm. Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible. Because of the inability to predict when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The balance of prepetition accounts receivable, $12,349, has been reduced from the initial April 6, 2001 balance outstanding, $13,326, by interest payments received from PG&E of $141 during January 2003 and $836 during 2002 ($695 - July 2002 and $141 - October 2002).

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2003
(Amounts in thousands, except share data)

D.  Long-Term Debt

Long-term debt consisted of the following:

	March 29, 2003	December 31, 2002

Revolving credit agreement
Prime rate borrowings	$ 7,300	$ 400
LIBOR borrowings	32,000	34,000

	39,300	34,400

Subordinated notes, share redemption	389	389
Term loans	2,456	2,248

	42,145	37,037
Less current portion	1,169	432

	$ 40,976	$ 36,605

Revolving Credit Agreement--During November 2002, the Company entered into a new revolving credit agreement with a group of banks that permits borrowings, as defined, up to $90,000, with a letter of credit sublimit of $30,000, through November 2005. Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization).  A commitment fee ranging from .20% to .45% is also required based on the average daily-unborrowed commitment.

The revolving credit agreement contains certain affirmative and negative covenants customary for this type of agreement and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA, and funded debt to capitalization.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2003
(Amounts in thousands, except share data)

E.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follows:

	Three Months Ended
	March 29, 2003	March 30, 2002
Comprehensive income (loss)

Net loss	$ (2,908)	$ (2,170)
Other comprehensive income (loss)
Foreign currency translation adjustments	149	63
Derivative instruments:
Change in fair value of interest rate swaps	30	233

Other comprehensive income (loss), before income taxes	179	296
Income tax benefit (expense), related to items of other comprehensive income	(11)	(89)

Other comprehensive income	168	207

Comprehensive income (loss)	$ (2,740)	$ (1,963)

F.  Net Income (Loss) Per Share, Dividends and Common Shares Outstanding

Net income per share is computed as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002
Income available to common shareholders:
Net loss	$ (2,908)	$ (2,170)

Weighted average shares:
Basic:
Outstanding	7,679,523	7,771,408
Partially-paid share subscriptions	200,893	-

Basic weighted average shares	7,880,416	7,771,408

Diluted:
Basic from above	7,880,416	7,771,408
Incremental shares from assumed:
Exercise of stock subscription rights	12,510	-
Exercise of stock options	334,397	448,112

Diluted weighted average shares	8,227,323	8,219,520

Net loss per share--Basic and Diluted	$ (.37)	$ (.28)

The potentially dilutive incremental shares are not included in calculating diluted net loss per share as the quarterly net loss results in the incremental shares being antidilutive.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2003
(Amounts in thousands, except share data)

F.  Net Income (Loss) Per Share, Dividends and Common Shares Outstanding (continued)

Dividends--On March 10, 2003, the Company paid a $.06 per share dividend to common shareholders of record on March 1, 2003.  On March 10, 2002, a $.06 per share dividend was paid to common shareholders of record on March 1, 2002.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding for the three months ended March 29, 2003:

Shares outstanding at December 31, 2002	7,680,367

Shares purchased	(30,797)
Shares sold to employees	2,099
Stock subscription offering -- cash purchases	307
Options exercised	4,000

(24,391)

Shares outstanding at March 29, 2003	7,655,976

On March 29, 2003, the Company had 7,655,976 common shares outstanding, options exercisable to purchase 859,915 common shares, partially-paid subscriptions for 814,731 common shares and purchase rights outstanding for 260,990 common shares.

The partially-paid subscriptions relate to common shares purchased at $12.00 per share, in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven- year promissory note for the balance due, with interest at 4.75%.  Promissory note payments, of both principal and interest, are made either by payroll deduction or annual lump-sum payment.  The promissory notes are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

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

G.  Segment Information

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
March 29, 2003
(Amounts in thousands, except share data)

G.  Segment Information (continued)

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

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended March 29, 2003

Revenues	$ 33,423	$ 28,546	$ 6,125	$ -	$ 68,094
Income (loss) from operations	125	(2,550)	(283)	(1,248) (a)	(3,956)

Interest expense				705	705
Other income (expense), net				(146)	(146)

Loss before income taxes					$ (4,807)

Three Months Ended March 30, 2002

Revenues	$ 33,861	$ 24,969	$ 5,543	$ -	$ 64,373
Income (loss) from operations	552	(2,053)	(285)	(1,015) (a)	(2,801)

Interest expense				786	786
Other income (expense), net				(6)	(6)

Loss before income taxes					$ (3,593)

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended
	March 29, 2003	March 30, 2002

Revenues	100.0%	100.0%

Costs and expenses:
Operating	70.8	70.2
Selling	17.6	17.5
General and administrative	10.1	9.4
Depreciation and amortization	7.3	7.3

Loss from operations	(5.8)	(4.4)

Other income (expense):
Interest expense	(1.1)	(1.2)
Other, net	(.2)	(.0)

Loss before income taxes	(7.1)	(5.6)

Income taxes (benefit)	(2.8)	(2.2)

Net loss	(4.3)%	(3.4)%

Results of Operations--Three Months Ended March 29, 2003 Compared to Three Months Ended March 30, 2002.

Revenues--Revenues of $68,094 increased $3,721 from the $64,373 earned in 2002.  Residential and Commercial Services increased $3,577 as a result of additional storm and snow removal work during the first quarter as compared to first quarter 2002. Revenues from all other segments combined increased slightly.

Operating Expenses--Operating expenses of $48,226 increased $3,009, a 6.7% increase when compared to the $45,217 experienced in 2002.  Residential and Commercial Services increased $2,719 due to additional expenses for field labor, equipment rental and subcontractor costs associated with the additional storm and snow removal work.  All other segments combined increased $290 when compared to the first quarter 2002.

Selling Expense--Selling expense of $11,970 increased $737 from the $11,233 incurred in the first quarter 2002. Residential and Commercial Services experienced an increase of $670, mainly attributable to additional branch office expenses such as rent, communication expense, field management and office support wages.  The branch office expense increase related to acquisitions, all of which were effected after first quarter 2002, and are commensurate with the increase in revenues. All other segments combined accounted for the remaining increase of $67.

General and Administrative Expenses--General and administrative expenses of $6,850 increased $802 from the first quarter 2002 and as a percentage of revenue increased .7% to 10.1%. Professional services expense experienced a change increase of $671 as 2002 included a $600 credit from the resolution of disputed services.  In addition, we recognized pension expense in 2003 as compared to pension income in 2002, which resulted in a change increase of $250, attributed to a decline in the value of pension plan assets.

Depreciation and Amortization Expense--Depreciation and amortization expense of $5,004 increased $328 when compared to the $4,676 incurred in 2002 and as a percentage of revenues remained stable at 7.3%.  The increase is the result of additional expenditures for equipment and acquisitions that occurred during the fourth quarter 2002 within Residential and Commercial Services.

Interest Expense--Interest expense of $705 decreased $81 from the first quarter 2002.  This reduction continues to be the result of lower bank borrowings coupled with lower interest rates than in 2002.

Income Taxes--Income tax benefit was $1,899 as compared to $1,423 for the same quarter last year.  The effective tax rate was 39.5% as compared to 39.6% in the first quarter 2002.

Net Loss--Net loss of $2,908 was $738 greater than the $2,170 experienced in 2002 and as a percentage of revenues increased .9% to 4.3%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $10 during the first three months of 2003.  Uses of cash during the first quarter were $75 for operating activities and $5,075 for investing activities.  Financing activities provided $5,140.

Net Cash Used In Operating Activities

Operating activities for the first three months of 2003 used $75 of cash, a decrease of $4,037 as compared to the $3,962 provided during the first three months of 2002.  The $4,037 net decrease is attributable to an increase in self-insurance accruals and prepaid insurance premiums coupled with larger decreases in accounts payable and accrued liabilities as compared to the same period of 2002.

The net loss of $2,908 was $738 more than the net loss of $2,170 experienced in the first quarter 2002.  Income from operations declined $1,155 from 2002, as a result of increased expenses which were partially offset by lower interest expense and higher income tax benefits.

Accounts receivable decreased $5,397, which was slightly more than the $5,356 decrease in 2002.  The "days-sales-outstanding" in accounts receivable days decreased 5.2 days from the first quarter of 2002, the result of concentrated collection efforts within Residential and Commercial Services (calculated on receivables agings based on most recent sales and including noncurrent PG&E prepetition accounts receivable).  We continue to strive to collect accounts receivable dollars and reduce days-sales-outstanding.

Operating liabilities used $4,011 in cash, $3,129 more than that used in 2002.  The increase is attributable to greater decreases in accounts payable and accrued expenses offset by an increase in self-insurance accruals necessary to provide for future estimated claims payments in our vehicle, general liability and workers compensation lines of coverage.

On April 6, 2001, one of the Company's largest utility customers, Pacific Gas and Electric Company ("PG&E") filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, the Company continued to provide services under the terms of its contracts with PG&E. The Company continues to perform services for PG&E and receives payment for post-petition date services performed as part of PG&E's administrative expenses.

On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. Components of the plan will require the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court.  In addition to PG&E's reorganization plan, there is a competing alternative proposed plan of reorganization filed by the California Public Utilities Commission and the Official Committee of Unsecured Creditors ("CPUC/OCC plan").  The bankruptcy court began confirmation hearings in December 2002 to determine whether to confirm the PG&E plan, the CPUC/OCC plan or neither plan. In determining whether to confirm either plan, the bankruptcy court will consider, among other factors, creditor preference and financial and legal feasibility. Various parties have filed objections to confirmation of either or both plans.  PG&E will not emerge from bankruptcy until a plan of reorganization has been confirmed by the bankruptcy court and the confirmed plan has been executed. The bankruptcy court has temporarily suspended the confirmation trial process in order for the parties to participate in a court-ordered mandatory settlement discussion.  Recently, the bankruptcy court extended the stay of the trial proceedings an additional 30 days until mid-June 2003 to permit the continuation of the mandatory settlement discussions. Management is unable to predict the outcome of settlement talks or which plan, if any, the bankruptcy court will confirm. Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible. Because of the inability to predict when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The balance of prepetition accounts receivable, $12,349, has been reduced from the initial April 6, 2001 balance outstanding, $13,326, by interest payments received from PG&E of $141 during January 2003 and $836 during 2002 ($695 - July 2002 and $141 - October 2002).

Net Cash Used in Investing Activities

Investing activities used $5,075 in cash, $1,579 less than the $6,654 used in 2002 and is the result of lower capital expenditures for field equipment and acquisitions. Capital expenditures in 2003 are expected to exceed 2002 levels.

Net Cash Provided by Financing Activities

Financing activities provided $5,140 of cash, $2,779 more than the $2,361 provided last year.  Our revolving credit agreement and other borrowings provided $4,170 more cash than that provided in 2002 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) used $1,352 more than the $1,086 provided in 2002.  Dividends paid increased slightly to $510 from the $471 paid in the first quarter of 2002.

Revolving Credit Agreement--During November 2002, the Company entered into a new revolving credit agreement with a group of banks that permits borrowings, as defined, up to $90,000, with a letter of credit sublimit of $30,000, through November 2005. Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization).  A commitment fee ranging from .20% to .45% is also required based on the average daily-unborrowed commitment.

The revolving credit agreement contains certain affirmative and negative covenants customary for this type of agreement and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA, and funded debt to capitalization.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at March 29, 2003, to make future payments for the periods indicated.

		Three Months Ending December 31,	Year Ending December 31,
Description	Total	2003	2004	2005	2006	2007	Thereafter

Revolving credit agreement	$ 39,300	$ -	$ -	$ 39,300	$ -	$ -	$ -
Subordinated notes	389	389	-	-	-	-	-
Term loans	2,456	783	773	470	215	215	-
Capital lease obligations	3,540	442	657	807	616	1,018	-
Operating lease obligations	5,787	1,339	1,456	1,049	762	538	643
Self-insurance accruals	22,172	7,169	6,298	3,913	1,926	1,089	1,777

	$ 73,644	$ 10,122	$ 9,184	$ 45,539	$ 3,519	$ 2,860	$ 2,420

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at March 29, 2003 and amounts estimated to be due each year may differ from actual payments required to fund claims.

As of March 29, 2003, we were contingently liable to our principal banks in the amount of $34,104 for letters of credit outstanding primarily related to insurance coverage. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2003 through 2006.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit agreement are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally effected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit agreement and several other short-term lines of credit. We are continuously reviewing our existing sources of financing and evaluating alternatives. At March 29, 2003, we had working capital of $18,003, short-term lines of credit approximating $2,189 and $20,826 available under our revolving credit agreement.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995).  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (a) our business, other than tree services to utility customers, being highly seasonal and weather dependent; (b) significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies and, (c) because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 29, 2003, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Davey Tree Expert Company's management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of filing this report on Form 10-Q (the "Evaluation Date").  Based on that evaluation, management, including our CEO and CFO, concluded that the Company's disclosure controls and procedures were effective, as of the Evaluation Date, in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

Changes in Internal Controls

No significant changes were made to our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 13, 2003		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 13, 2003	By:	/s/ Nicholas R. Sucic
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

Date: May 13, 2003	/s/ R. Douglas Cowan
R. Douglas Cowan
Chairman and Chief Executive Officer

Certification of Chief Financial Officer I, David E. Adante, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Davey Tree Expert Company;

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

Date: May 13, 2003	/s/ David E. Adante
David E. Adante
Executive Vice President, Chief Financial Officer and Secretary

Exhibit Index

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--Chief Executive Officer	Filed Herewith

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--Chief Financial Officer	Filed Herewith