Form 10-Q
period 2003-06-28
DAVEY TREE EXPERT CO
filed 2003-08-08
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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
Yes   X    No

There were 7,630,112 Common Shares outstanding as of August 8, 2003.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 28, 2003

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- June 28, 2003 and December 31, 2002	2

	Condensed Consolidated Statements of Operations -- Three months and six months ended June 28, 2003 and June 29, 2002	3

	Condensed Consolidated Statements of Cash Flows -- Six months ended June 28, 2003 and June 29, 2002	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures

Exhibit Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	June 28, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 316	$ 591
Accounts receivable, net	57,498	49,197
Operating supplies	3,249	2,857
Other current assets	9,102	8,858

Total current assets	70,165	61,503

Property and equipment	235,394	229,038
Less accumulated depreciation	166,840	162,175

	68,554	66,863

Other assets	25,148	25,230
Identified intangible assets and goodwill, net	7,249	7,560

	$ 171,116	$ 161,156

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 17,925	$ 18,097
Accrued expenses	15,096	16,659
Other current liabilities	12,694	11,325

Total current liabilities	45,715	46,081

Long-term debt	43,617	36,605
Self-insurance accruals	16,422	13,493
Other noncurrent liabilities	10,648	10,842

	116,402	107,021

Common shareholders' equity:
Common shares, $1.00 par value, per share; 12,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	6,115	5,710
Common shares subscribed, unissued	9,726	9,817
Retained earnings	84,063	82,525
Accumulated other comprehensive income (loss)	(597)	(1,057)

	110,035	107,723
Less:
Cost of common shares in treasury; 3,140 shares at June 28 and 3,048 shares at December 31	46,972	44,956
Common share subscriptions receivable	8,349	8,632

	54,714	54,135

	$ 171,116	$ 161,156

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Revenues	$ 93,348	$ 93,354	$ 161,442	$ 157,727

Costs and expenses:
Operating	58,733	60,830	106,959	106,047
Selling	14,119	13,414	26,089	24,647
General and administrative	6,159	6,370	13,009	12,418
Depreciation and amortization	5,013	4,978	10,017	9,654

	84,024	85,592	156,074	152,766

Income from operations	9,324	7,762	5,368	4,961

Other income (expense):
Interest expense	(526)	(731)	(1,231)	(1,517)
Other, net	231	880	85	874

Income before income taxes	9,029	7,911	4,222	4,318

Income taxes	3,567	3,133	1,668	1,710

Net income	$ 5,462	$ 4,778	$ 2,554	$ 2,608

Net income per share: Basic	$ .69	$ .61	$ .32	$ .33

Diluted	$ .67	$ .58	$ .30	$ .32

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2003	June 29, 2002
Operating activities
Net income	$ 2,554	$ 2,608
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,017	9,654
Other	521	(1,062)

	13,092	11,200
Changes in operating assets and liabilities:
Accounts receivable	(8,301)	(9,611)
Operating liabilities	808	5,799
Other	(369)	748

	(7,862)	(3,064)

Net cash provided by operating activities	5,230	8,136

Investing activities
Capital expenditures, equipment	(11,326)	(11,786)
Other	84	197

Net cash used in investing activities	(11,242)	(11,589)

Financing activities
Revolving credit facility proceeds, net	8,300	6,900
Purchase of common shares for treasury	(3,254)	(3,518)
Sale of common shares from treasury	1,835	2,455
Dividends	(1,016)	(937)
Other	(128)	(1,767)

Net cash provided by financing activities	5,737	3,133

Decrease in cash and cash equivalents	(275)	(320)

Cash and cash equivalents, beginning of period	591	406

Cash and cash equivalents, end of period	$ 316	$ 86

Supplemental cash flow information follows:
Interest paid	$ 1,211	$ 1,480
Income taxes paid	3,361	2,314
Noncash transactions:
Debt issued for purchase of business	219	1,560

Detail of acquisitions:
Assets acquired:
Equipment	$ 103	$ 1,191
Intangibles	377	3,314
Liabilities assumed	-	257
Debt issued for purchase of business	219	1,560

Cash paid	$ 261	$ 2,688

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2003
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

The following table summarizes the impact on net income and net income per share had the Company used the fair value method of accounting, the alternative policy in FAS No. 123, "Accounting for Stock-Based Compensation."

	Three Months Ended		Six Months Ended
	June 28, 2003	June 28, 2003	June 28, 2003	June 28, 2003
Net income as reported	$ 5,462	$ 4,778	$ 2,554	$ 2,608
Deduct stock-based compensation, determined under fair value	3	3	3	3

Pro forma net income, FAS 123 adjusted	$ 5,459	$ 4,775	$ 2,551	$ 2,605

Net income per share--basic
As reported	$ .69	$ .61	$ .32	$ .33
Pro forma, FAS 123 adjusted	.69	.61	.32	.33

Net income (loss) per share--diluted
As reported	$ .67	$ .58	$ .30	$ .32
Pro forma, FAS 123 adjusted	.67	.58	.30	.32

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2003
 (Amounts in thousands, except share data)

B.  Seasonality of Business

Operating results for the six months ended June 28, 2003 are not indicative of results that may be expected for the year ending December 31, 2003 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	June 28, 2003	December 31, 2002

Accounts receivable	$ 64,904	$ 57,376
Receivables under contractual arrangements	6,021	5,880

	70,925	63,256
Less prepetition accounts receivable from PG&E classified as noncurrent other assets	12,211	12,490

	58,714	50,766
Less allowances for doubtful accounts	1,216	1,569

	$ 57,498	$ 49,197

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

On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full.  In addition to PG&E's reorganization plan, there was a competing alternative proposed plan of reorganization filed by the California Public Utilities Commission and the Official Committee of Unsecured Creditors ("CPUC/OCC plan").  The bankruptcy court began confirmation hearings in December 2002 to determine whether to confirm the PG&E plan, the CPUC/OCC plan or neither plan. The bankruptcy court subsequently suspended the confirmation trial process in early 2003 and ordered mandatory settlement discussions.

On June 19, 2003, it was announced that Pacific Gas & Electric Corporation ("PG&E Corporation," the parent company of PG&E),  the staff of the California Public Utilities Commission ("CPUC"), and PG&E entered into a proposed settlement agreement that contemplates a new plan of reorganization (the "Settlement Plan") to supersede the competing plans. Subsequently, PG&E Corporation, PG&E, and the Official Committee of Unsecured Creditors ("OCC"), as co-proponents, filed the Settlement Plan with the bankruptcy court. The Settlement Plan contemplates the payment of all creditors, in full and in cash.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2003
(Amounts in thousands, except share data)

C.  Accounts Receivable, Net (continued)

The Settlement Plan must go through CPUC hearings and be voted on by the CPUC as well as creditors.  It also must be reviewed in formal hearings by the bankruptcy court.  The CPUC hearings and vote are expected to be completed and a final CPUC decision to be announced during December 2003.  The creditors are expected to vote in October 2003 with confirmation hearings in the bankruptcy court completed and the Settlement Plan confirmed also in December 2003.  The effective date of the Settlement Plan, if approved by CPUC and confirmed by the bankruptcy court, is expected during the first quarter 2004. The Settlement Plan currently provides that the prepetition accounts receivable will be paid at the effective date.

Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.  Because of the uncertainty as to when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The balance of prepetition accounts receivable, $12,211, has been reduced from the initial April 6, 2001 balance outstanding, $13,326, by interest payments received from PG&E of $138 during May 2003,  $141 during January 2003, and $836 during 2002 ($695 - July 2002 and $141 - October 2002).

D.  Long-Term Debt

Long-term debt consisted of the following:

	June 28, 2003	December 31, 2002

Revolving credit agreement
Prime rate borrowings	$ 2,700	$ 400
LIBOR borrowings	40,000	34,000

	42,700	34,400

Subordinated notes, share redemption	84	389
Term loans	2,446	2,248

	45,230	37,037
Less current portion	1,613	432

	$ 43,617	$ 36,605

Revolving Credit Agreement--The Company has a $90,000 three-year revolving credit agreement with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $30,000. The revolving credit agreement contains certain affirmative and negative covenants customary for this type of agreement and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA, and funded debt to capitalization.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2003
(Amounts in thousands, except share data)

D.  Long-Term Debt (continued)

As of June 28, 2003, the Company had unused commitments under the agreement approximating $20,731, with $69,269 committed under the agreement, consisting of borrowings of $42,700 and issued letters of credit of $26,569.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization).  A commitment fee ranging from .20% to .45% is also required based on the average daily-unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of June 28, 2003, the Company had two interest rate swaps outstanding, with the underlying notional amounts totaling $15,000, requiring interest to be paid at 4.39% and maturing in November 2005.  The fair value of the swaps is the amount quoted by the financial institution that the Company would pay to terminate the agreements, a liability of $476 at June 28, 2003.

E.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Comprehensive income (loss)

Net income	$ 5,462	$ 4,778	$ 2,554	$ 2,608
Other comprehensive income (loss)
Foreign currency translation adjustments	380	33	529	96
Derivative instruments:
Change in fair value of interest rate swaps	(142)	16	(112)	249

Other comprehensive income (loss), before income taxes	238	49	417	345
Income tax benefit (expense), related to items of other comprehensive income	54	(6)	43	(95)

Other comprehensive income	292	43	460	250

Comprehensive income	$ 5,754	$ 4,821	$ 3,014	$ 2,858

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2003
(Amounts in thousands, except share data)

F.  Net Income Per Share, Dividends and Common Shares Outstanding

Net income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Income available to common shareholders:
Net income	$ 5,462	$ 4,778	$ 2,554	$ 2,608

Weighted average shares:
Basic:
Outstanding	7,674,750	7,831,009	7,674,750	7,801,373
Partially-paid share subscriptions	202,063	-	401,905	-

Basic weighted average shares	7,876,813	7,831,009	8,076,655	7,801,373

Diluted:
Basic from above	7,876,813	7,831,009	8,076,655	7,801,373
Incremental shares from assumed:
Exercise of stock subscription rights	12,391	-	12,450	-
Exercise of stock options	312,364	350,702	323,320	399,138

Diluted weighted average shares	8,201,568	8,181,711	8,412,425	8,200,511

Net income per share:
Basic	$ .69	$ .61	$ .32	$ .33

Diluted	$ .67	$ .58	$ .30	$ .32

Dividends--On June 10, 2003, the Company paid a $.06 per share dividend to common shareholders of record on June 1, 2003.  On June 10, 2002, a $.06 per share dividend was paid to common shareholders of record on June 1, 2002.  For the six months ended June 28, 2003 and June 29, 2002, total dividends paid during the periods were $.12 per share.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding for the six months ended June 28, 2003:

Shares outstanding at December 31, 2002	7,680,367

Shares purchased	(254,200)
Shares sold to employees	85,046
Stock subscription offering -- cash purchases	1,287
Options exercised	75,800

(92,067)

Shares outstanding at June 28, 2003	7,588,300

On June 28, 2003, the Company had 7,588,300 common shares outstanding, options exercisable to purchase 800,115 common shares, partially-paid subscriptions for 810,472 common shares and purchase rights outstanding for 258,859 common shares.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2003
(Amounts in thousands, except share data)

F.  Net Income Per Share, Dividends and Common Shares Outstanding (continued)

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

G.  Segment Information

The Company's operating results are reported in two segments: Residential and Commercial Services, and Utility Services, for operations in the United States. Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding, and treespraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for public utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2003
(Amounts in thousands, except share data)

G.  Segment Information (continued)

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended June 28, 2003

Revenues	$ 34,212	$ 49,550	$ 9,586	$ -	$ 93,348
Income (loss) from operations	76	8,077	1,483	(312) (a)	9,324

Interest expense				526	526
Other income (expense), net				231	231

Income before income taxes					$ 9,029

Three Months Ended June 29, 2002

Revenues	$ 32,780	$ 52,303	$ 8,271	$ -	$ 93,354
Income (loss) from operations	657	7,116	902	(913) (a)	7,762

Interest expense				731	731
Other income (expense), net				880	880

Income before income taxes					$ 7,911

Six Months Ended June 28, 2003

Revenues	$ 67,635	$ 78,096	$ 15,711	$ -	$ 161,442
Income (loss) from operations	201	5,527	1,200	(1,560) (a)	5,368

Interest expense				1,231	1,231
Other income (expense), net				85	85

Income before income taxes					$ 4,222

Six Months Ended June 29, 2002

Revenues	$ 66,641	$ 77,272	$ 13,814	$ -	$ 157,727
Income (loss) from operations	1,209	5,063	617	(1,928) (a)	4,961

Interest expense				1,517	1,517
Other income (expense), net				874	874

Income before income taxes					$ 4,318

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	62.9	65.2	66.2	67.2
Selling	15.1	14.4	16.2	15.6
General and administrative	6.6	6.8	8.1	7.9
Depreciation and amortization	5.4	5.3	6.2	6.2

Income from operations	10.0	8.3	3.3	3.1

Other income (expense):
Interest expense	(0.5)	(0.8)	(0.8)	(1.0)
Other, net	.2	1.0	.1	.6

Income before income taxes	9.7	8.5	2.6	2.7

Income taxes	3.8	3.4	1.0	1.1

Net loss	5.9%	5.1%	1.6%	1.6%

Results of Operations--Three Months Ended June 28, 2003 Compared to Three Months Ended
June 29, 2002.

Revenues--Revenues of $93,348 decreased $6 from the $93,354 earned in 2002. Residential and Commercial Services decreased $2,753 or 5.3% from the prior year, the result of the additional short-term contract obtained in 2002 related to the Asian Longhorned Beetle (ALB) within the state of New York.  The decrease in Residential and Commercial Services was offset by increases in both Utility Services and all other segments of $2,747.  Contract pricing adjustments and new contracts within our western utility operations as well as additional contracts within our Canadian and consulting operations attributed to the increase.

Operating Expenses--Operating expenses of $58,733 declined $2,097 from the second quarter of 2002 and as a percentage of revenues decreased 2.3% to 62.9%.  Residential and Commercial Services decreased $4,235 or 13.8%, primarily for material and subcontractor expense as a result of the completion of our short-term contract related to the control of the ALB within the state of New York in 2002.  Utility Services increased $1,991 or 7.9% from the second quarter of 2002.  Additional costs for labor and equipment associated with the new contracts obtained within our western utility operations gave rise to the increase.  Operating expenses from all other segments increased $147 from 2002.

Selling Expense--Selling expenses of $14,119 increased $705 over the same period last year and as a percentage of revenues increased .7% to 15.1%.  Residential and Commercial Services experienced an increase of $600 or 6.2% over the same quarter last year. Increases in field management and branch office wages and as well as other expenses such as rent and communications related to new operations acquired after the first quarter of 2002 account for the increase. Utility Services and all other segments combined increased $105.

General and Administrative Expenses--General and administrative expenses of $6,159 decreased $211 or 3.3% from the $6,370 experienced in 2002 and as a percentage of revenues declined .2% to 6.6% primarily due to a reduction of incentive expense.

Depreciation and Amortization Expense--Depreciation and amortization expense increased $35 from the corresponding period last year and as a percentage of revenues, increased .1% to 5.4%.  The increase continues to be the result of additional expenditures for equipment and acquisitions that occurred after the first quarter 2002 but primarily during the fourth quarter 2002.

Interest Expense--Interest expense of $526 declined $205 from the $731 incurred in 2002.  The decline is the result of lower interest rates on bank borrowings and lower average levels of debt during the period.

Income Taxes--Income tax for the quarter was $3,567 as compared to $3,133 for the same quarter last year.  The effective tax rate was 39.5% as compared to 39.6% during 2002.

Net Income--Net income for the quarter of $5,462 was $684 greater than the $4,778 experienced in 2002 and as a percentage of revenues increased .8% to 5.9%.

Results of Operations--Six Months Ended June 28, 2003 Compared to Six Months Ended June 29, 2002.

Revenues--Revenues of $161,442 increased $3,715 or 2.4% from the $157,727 earned in 2002. Utility Services and all other segments combined increased $2,891.  The increase in due to contract pricing adjustments and new contracts within our western utility operations as well as additional contracts within our Canadian and consulting operations.  Residential and Commercial Services increased $824 from the prior year, the result of additional storm and snow removal work performed during the first quarter 2003.

Operating Expenses--Operating expenses of $106,959 increased $912 from 2002 but as a percentage of revenues decreased 1.0% to 66.2%. Utility Services and all other segments combined increased $2,428 from the first six months of 2002.  Additional costs for labor and equipment associated with the new contracts obtained within our western utility, Canadian and consulting operations gave rise to the increase. The increase in Utility Services and all other segments was partially offset by a reduction in Residential and Commercial Services of $1,516, the result of lower material and subcontractor expenses associated with our 2002 ALB contract in the state of New York.

Selling Expense--Selling expenses of $26,089 increased 5.9% or $1,442 when compared to the same period last year and as a percentage of revenues increased .6% to 16.2%.  Residential and Commercial Services increased $1,686 or 9.8% to $18,824. Increases in branch office wages and expenses related to new operations acquired after the first quarter of 2002 account for the increase. The increase in Residential and Commercial Services was reduced by decreases in all other segments combined of $244.

General and Administrative Expenses--General and administrative expenses of $13,009 increased $591 or 4.8% from the $12,418 experienced in 2002.  Professional services increased $796 primarily the result of a $600 credit in 2002 from the resolution of disputed services.  Pension expense has been recognized in 2003 as compared to pension income in 2002, a change of $479.  The increase in professional services and pension expense has been partially offset by a reduction of incentive expense of $480.

Depreciation and Amortization Expense--Depreciation and amortization expense of $10,017 increased $363 when compared to the $9,654 incurred in 2002 but as a percentage of revenues remained stable at 6.2%.  The increase relates to equipment and acquisition expenditures during the latter half of 2002.

Interest Expense--Interest expense of $1,231 declined $286 from the first six months of 2002, a .2% reduction as a percentage of revenue.  The decline is the result of lower interest rates on bank borrowings and lower average levels of debt during the period.

Income Taxes--Income tax was $1,668 as compared to $1,710 for the first six months of 2002.  The effective tax rate was 39.5% as compared to 39.6% during the same period last year.

Net Income--Net income of $2,554 declined slightly from the $2,608 experienced in 2002 but as a percentage of revenues remained the same at 1.6%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $275 during the first six months of 2003.  Net cash provided by operating activities of $5,230 and $5,737 provided by financing activities offset the $11,242 used in investing activities.

Net Cash Provided By Operating Activities

Operating activities for the first six months of 2003 provided $5,230 of cash, a decrease of $2,906 as compared to the $8,136 provided during the first six months of 2002.  The $2,906 net decrease is attributable to a decrease in accounts payable and accrued liabilities offset by an increase in self-insurance accruals, prepaid insurance premiums, smaller increases in accounts receivable and lower gains on the sale of property.

Accounts receivable increased $8,301 during the first six months of 2003.  The "days-sales-outstanding" in accounts receivable increased four days from the first six months of 2002.We continue to strive to collect accounts receivable dollars and reduce days-sales-outstanding.

Operating liabilities provided $808 in cash, $4,991 less than that provided in 2002.  The decrease is attributable to a decrease in accounts payable and accrued expenses offset by smaller increases in self-insurance accruals necessary to provide for future estimated claims payments in our vehicle, general liability and workers compensation lines of coverage.

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

On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full.  In addition to PG&E's reorganization plan, there was a competing alternative proposed plan of reorganization filed by the California Public Utilities Commission and the Official Committee of Unsecured Creditors ("CPUC/OCC plan").  The bankruptcy court began confirmation hearings in December 2002 to determine whether to confirm the PG&E plan, the CPUC/OCC plan or neither plan. The bankruptcy court subsequently suspended the confirmation trial process in early 2003 and ordered mandatory settlement discussions.

On June 19, 2003, it was announced that Pacific Gas & Electric Corporation ("PG&E Corporation," the parent company of PG&E),  the staff of the California Public Utilities Commission ("CPUC"), and PG&E entered into a proposed settlement agreement that contemplates a new plan of reorganization (the "Settlement Plan") to supersede the competing plans. Subsequently, PG&E Corporation, PG&E, and the Official Committee of Unsecured Creditors ("OCC"), as co-proponents, filed the Settlement Plan with the bankruptcy court. The Settlement Plan contemplates the payment of all creditors, in full and in cash.

The Settlement Plan must go through CPUC hearings and be voted on by the CPUC as well as creditors.  It also must be reviewed in formal hearings by the bankruptcy court.  The CPUC hearings and vote are expected to be completed and a final CPUC decision to be announced during December 2003.  The creditors are expected to vote in October 2003 with confirmation hearings in the bankruptcy court completed and the Settlement Plan confirmed also in December 2003.  The effective date of the Settlement Plan, if approved by CPUC and confirmed by the bankruptcy court, is expected during the first quarter 2004. The Settlement Plan currently provides that the prepetition accounts receivable will be paid at the effective date.

Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.  Because of the uncertainty as to when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The balance of prepetition accounts receivable, $12,211, has been reduced from the initial April 6, 2001 balance outstanding, $13,326, by interest payments received from PG&E of $138 during May 2003,  $141 during January 2003, and $836 during 2002 ($695 - July 2002 and $141 - October 2002).

Net Cash Used in Investing Activities

Investing activities used $11,242 in cash, $347 less than the $11,589 used in 2002 and is the result of lower capital expenditures for field equipment and acquisitions. Capital expenditures in 2003 are expected to exceed 2002 levels.

Net Cash Provided by Financing Activities

Financing activities provided $5,737 of cash, $2,604 more than the $3,133 provided last year.  Our revolving credit agreement and other borrowings provided $3,039 more cash than that provided in 2002 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) used $356 more than the $1,063 used in 2002.  Dividends paid increased slightly to $1,016 from the $937 paid in the first six months of 2002.

Revolving Credit Agreement--The Company has a $90,000 three-year revolving credit agreement with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $30,000.

As of June 28, 2003, the Company had unused commitments under the agreement approximating $20,731, with $69,269 committed under the agreement, consisting of borrowings of $42,700 and issued letters of credit of $26,569.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization).  A commitment fee ranging from .20% to .45% is also required based on the average daily-unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of June 28, 2003, the Company had two interest rate swaps outstanding, with the underlying notional amounts totaling $15,000, requiring interest to be paid at 4.39% and maturing in November 2005.  The fair value of the swaps is the amount quoted by the financial institution that the Company would pay to terminate the agreements, a liability of $476 at June 28, 2003.

Contractual Obligations Summary

 The following is a summary of our long-term contractual obligations, as at June 28, 2003, to make future payments for the periods indicated.

		Six Months Ending December 31,	Year Ending December 31,
Description	Total	2003	2004	2005	2006	2007	Thereafter

Revolving credit agreement	$ 42,700	$ -	$ -	$ 42,700	$ -	$ -	$ -
Subordinated notes	84	84	-	-	-	-	-
Term loans	2,446	773	773	470	215	215	-
Capital lease obligations	3,376	278	657	807	616	1,018	-
Operating lease obligations	5,323	875	1,456	1,049	762	538	643
Self-insurance accruals	25,790	5,960	7,932	5,264	2,899	1,534	2,201

	$ 79,719	$ 7,970	$ 10,818	$ 50,290	$ 4,492	$ 3,305	$ 2,844

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at June 28, 2003 and amounts estimated to be due each year may differ from actual payments required to fund claims.

As of June 28, 2003, we were contingently liable for letters of credit in the amount of $30,799, of which $26,569 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2003 through 2006.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit agreement are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally effected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit agreement and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives. At June 28, 2003, we had working capital of $24,450, short-term lines of credit approximating $2,104, and $20,731 available under our revolving credit agreement.

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

The Company considers its critical accounting policies to be those that require the more significant estimates, judgments and assumptions in the preparation of its financial statements, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily arising from Utility Services customers; bad debts; and self-insurance accruals.  We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

There have been no significant changes in estimates, judgments and assumptions in the preparation of these interim financial statements from those used in the preparation of the Company's latest annual financial statements.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995).  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (a) our business, other than tree services to utility customers, being highly seasonal and weather dependent; (b) significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies, and (c) because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 28, 2003, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of  June 28, 2003 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to June 28, 2003.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 2, 3 and 5 are not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on May 20, 2003. The following sets forth the actions considered and the results of the voting:

	Election of Directors Nominees for director for the term expiring on the date of the annual	Number of Shares
	meeting in 2005 -- All elected.	For	Against	Nonvotes

	Willard R. Holland	6,663,296	19,793	1,854,155
	Robert A. Stefanko	6,656,446	26,643	1,854,155
	Karl J. Warnke	6,670,525	12,564	1,854,155

	Description of Proposal Amendment to the Articles of Incorporation to increase the authorized number of common shares to	Number of Shares
	24 million -- Approved.	For	Against	Abstain

		6,050,649	469,948	2,016,647

Item 6.	Exhibits and Reports on Form 8-K

	(a) Exhibits (see Exhibit Index page, below)

	(b) Reports on Form 8-K

	None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: August 8, 2003		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: August 8, 2003	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Corporate Controller
(Principal Accounting Officer)

Exhibit Index

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith