Form 10-Q
period 2003-09-27
DAVEY TREE EXPERT CO
filed 2003-11-06
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

There were 7,577,791 Common Shares outstanding as of October 31, 2003.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 27, 2003

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	September 27, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 364	$ 591
Accounts receivable, net	60,430	49,197
Operating supplies	3,231	2,857
Other current assets	10,672	8,858

Total current assets	74,697	61,503

Property and equipment	236,536	229,038
Less accumulated depreciation	169,073	162,175

	67,463	66,863

Other assets	24,710	25,230
Identified intangible assets and goodwill, net	7,898	7,560

	$ 174,768	$ 161,156

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 16,653	$ 18,097
Accrued expenses	19,979	16,659
Other current liabilities	11,642	11,325

Total current liabilities	48,274	46,081

Long-term debt	39,235	36,605
Self-insurance accruals	17,758	13,493
Other noncurrent liabilities	10,461	10,842

	115,728	107,021

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	6,337	5,710
Common shares subscribed, unissued	9,726	9,817
Retained earnings	87,514	82,525
Accumulated other comprehensive income (loss)	(649)	(1,057)

	113,656	107,723
Less: Cost of common shares in treasury; 3,107 shares at September 27 and 3,048 shares at December 31	47,172	44,956
Common share subscriptions receivable	7,444	8,632

	59,040	54,135

	$ 174,768	$ 161,156

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Revenues	$ 92,619	$ 80,705	$ 254,061	$ 238,432

Costs and expenses:
Operating	58,900	52,656	165,859	158,703
Selling	15,026	13,172	41,115	37,819
General and administrative	6,291	5,894	19,300	18,312
Depreciation and amortization	5,272	5,233	15,289	14,887

	85,489	76,955	241,563	229,721

Income from operations	7,130	3,750	12,498	8,711

Other income (expense):
Interest expense	(529)	(799)	(1,760)	(2,316)
Other, net	(58)	(181)	27	693

Income before income taxes	6,543	2,770	10,765	7,088

Income taxes	2,584	1,096	4,252	2,806

Net income	$ 3,959	$ 1,674	$ 6,513	$ 4,282

Net income per share: Basic	$ .51	$ .20	$ .79	$ .54

Diluted	$ .48	$ .19	$ .76	$ .51

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Operating activities
Net income	$ 6,513	$ 4,282
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,289	14,887
Other	(440)	(1,344)

	21,362	17,825
Changes in operating assets and liabilities:
Accounts receivable	(11,233)	(5,943)
Operating liabilities	5,828	4,565
Other	(867)	(3,494)

	(6,272)	(4,872)

Net cash provided by operating activities	15,090	12,953

Investing activities
Capital expenditures, equipment	(14,246)	(13,052)
Other	(972)	435

Net cash used in investing activities	(15,218)	(12,617)

Financing activities
Revolving credit facility proceeds, net	3,600	300
Purchase of common shares for treasury	(4,279)	(4,284)
Sale of common shares from treasury	3,787	4,376
Dividends	(1,524)	(1,456)
Other	(1,683)	414

Net cash used in financing activities	(99)	(650)

Decrease in cash and cash equivalents	(227)	(314)

Cash and cash equivalents, beginning of period	591	406

Cash and cash equivalents, end of period	$ 364	$ 92

Supplemental cash flow information follows:
Interest paid	$ 1,722	$ 2,189
Income taxes paid	4,590	3,909
Noncash transactions:
Debt issued for purchases of businesses	799	1,560

Detail of acquisitions:
Assets acquired:
Equipment	$ 384	$ 1,191
Intangibles	1,426	3,314
Liabilities assumed	-	257
Debt issued for purchases of businesses	799	1,560

Cash paid	$ 1,011	$ 2,688

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2003
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

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2003	September 27, 2003	September 28, 2003
Net income as reported	$ 3,959	$ 1,674	$ 6,513	$ 4,282
Deduct stock-based compensation, determined under fair value	7	6	10	9

Pro forma net income, FAS 123 adjusted	$ 3,952	$ 1,668	$ 6,503	$ 4,273

Net income per share--basic
As reported	$ .51	$ .20	$ .79	$ .54
Pro forma, FAS 123 adjusted	.50	.20	.79	.54

Net income (loss) per share--diluted
As reported	$ .48	$ .19	$ .76	$ .51
Pro forma, FAS 123 adjusted	.48	.19	.76	.51

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2003
(Amounts in thousands, except share data)

B.  Seasonality of Business

Operating results for the nine months ended September 27, 2003 are not indicative of results that may be expected for the year ending December 31, 2003 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	September 27, 2003	December 31, 2002

Accounts receivable	$ 67,580	$ 57,376
Receivables under contractual arrangements	6,197	5,880

	73,777	63,256
Less prepetition accounts receivable from PG&E classified as noncurrent other assets	12,072	12,490

	61,705	50,766
Less allowances for doubtful accounts	1,275	1,569

	$ 60,430	$ 49,197

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
September 27, 2003
(Amounts in thousands, except share data)

C.  Accounts Receivable, Net (continued)

The Settlement Plan must go through CPUC hearings and be voted on by the CPUC. It also must be reviewed in formal hearings by the bankruptcy court.  The CPUC hearings and vote are expected to be completed and a final CPUC decision to be announced during December 2003.  The creditors as of October 31, 2003 have, with the exception of one class of creditors, voted overwhelmingly for the Settlement Plan. The confirmation hearings in the bankruptcy court are expected to be completed and the Settlement Plan is expected to be confirmed in December 2003.  The effective date of the Settlement Plan, if approved by CPUC and confirmed by the bankruptcy court, is expected to be during the first quarter 2004. The Settlement Plan currently provides that the prepetition accounts receivable will be paid in full at the effective date.

Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.  Because of the uncertainty as to when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The balance of prepetition accounts receivable, $12,072, has been reduced from the initial April 6, 2001 balance outstanding, $13,326, by interest payments received from PG&E of $139 during July 2003, $138 during May 2003,  $141 during January 2003, and $836 during 2002 ($695 - July 2002 and $141 - October 2002).

D.  Long-Term Debt

Long-term debt consisted of the following:

	September 27, 2003	December 31, 2002

Revolving credit agreement
Prime rate borrowings	$ 1,000	$ 400
LIBOR borrowings	37,000	34,000

	38,000	34,400

Subordinated notes, share redemptions	84	389
Term loans	3,014	2,248

	41,098	37,037
Less current portion	1,863	432

	$ 39,235	$ 36,605

Revolving Credit Agreement--The Company has a $90,000 three-year revolving credit agreement with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $30,000. The revolving credit agreement contains certain affirmative and negative covenants customary for this type of agreement and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2003
(Amounts in thousands, except share data)

D.  Long-Term Debt (continued)

As of September 27, 2003, the Company had unused commitments under the agreement approximating $24,194, with $65,806 committed under the agreement, consisting of borrowings of $38,000 and issued letters of credit of $27,806.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .20% to .45% is also required based on the average daily-unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of September 27, 2003, the Company had two interest rate swaps outstanding, with the underlying notional amounts totaling $15,000, requiring interest to be paid at 4.14% and maturing in November 2005.  The fair value of the swaps is the amount quoted by the financial institution that the Company would pay to terminate the agreements, a liability of $390 at September 27, 2003.

E.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Comprehensive income (loss)

Net income	$ 3,959	$ 1,674	$ 6,513	$ 4,282
Other comprehensive income (loss)
Foreign currency translation adjustments	(105)	(57)	424	39
Derivative instruments:
Change in fair value of interest rate swaps	87	95	(25)	344

Other comprehensive income (loss), before income taxes	(18)	38	399	383
Income tax benefit (expense), related to items of other comprehensive income	(33)	(36)	10	(131)

Other comprehensive income	(51)	2	409	252

Comprehensive income	$ 3,908	$ 1,676	$ 6,922	$ 4,534

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2003
(Amounts in thousands, except share data)

F.  Net Income Per Share, Dividends and Common Shares Outstanding

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Income available to common shareholders:
Net income	$ 3,959	$ 1,674	$ 6,513	$ 4,282

Weighted average shares:
Basic:
Outstanding	7,629,919	7,885,917	7,659,642	7,800,978
Partially-paid share subscriptions	204,283	542,744	606,189	182,903

Basic weighted average shares	7,834,202	8,428,661	8,265,831	7,983,881

Diluted:
Basic from above	7,834,202	8,428,661	8,265,831	7,983,881
Incremental shares from assumed:
Exercise of stock subscription rights	32,231	8,643	19,116	8,643
Exercise of stock options	333,462	396,736	326,738	391,113

Diluted weighted average shares	8,199,895	8,834,040	8,611,685	8,383,637

Net income per share:
Basic	$ .51	$ .20	$ .79	$ .54

Diluted	$ .48	$ .19	$ .76	$ .51

Dividends--On September 10, 2003, the Company paid a $.06 per share dividend to common shareholders of record on September 1, 2003.  On September 10, 2002, a $.06 per share dividend was paid to common shareholders of record on September 1, 2002.  For the nine months ended September 27, 2003 and September 28, 2002, total dividends paid during the periods were $.18 per share.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding for the nine months ended September 27, 2003:

Shares outstanding at December 31, 2002	7,680,367

Shares purchased	(330,240)
Shares sold to employees	145,702
Stock subscription offering -- cash purchases	1,287
Options exercised	123,800

(59,451)

Shares outstanding at September 27, 2003	7,620,916

On September 27, 2003, the Company had 7,620,916 common shares outstanding, options exercisable to purchase 752,115 common shares, partially-paid subscriptions for 810,472 common shares and purchase rights outstanding for 258,859 common shares.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2003
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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2003
(Amounts in thousands, except share data)

G.  Segment Information (continued)

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended September 27, 2003

Revenues	$ 36,713	$ 46,415	$ 9,491	$ -	$ 92,619
Income (loss) from operations	952	5,400	1,062	(284) (a)	7,130

Interest expense				529	529
Other income (expense), net				(58)	(58)

Income before income taxes					$ 6,543

Three Months Ended September 28, 2002

Revenues	$ 30,842	$ 41,215	$ 8,648	$ -	$ 80,705
Income (loss) from operations	(613)	4,193	803	(633) (a)	3,750

Interest expense				799	799
Other income (expense), net				(181)	(181)

Income before income taxes					$ 2,770

Nine Months Ended September 27, 2003

Revenues	$ 104,348	$ 124,511	$ 25,202	$ -	$ 254,061
Income (loss) from operations	1,153	10,927	2,262	(1,844) (a)	12,498

Interest expense				1,760	1,760
Other income (expense), net				27	27

Income before income taxes					$ 10,765

Nine Months Ended September 28, 2002

Revenues	$ 97,483	$ 118,487	$ 22,462	$ -	$ 238,432
Income (loss) from operations	596	9,256	1,420	(2,561) (a)	8,711

Interest expense				2,316	2,316
Other income (expense), net				693	693

Income before income taxes					$ 7,088

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	63.6	65.3	65.3	66.5
Selling	16.2	16.3	16.2	15.9
General and administrative	6.8	7.3	7.6	7.7
Depreciation and amortization	5.7	6.5	6.0	6.2

Income from operations	7.7	4.6	4.9	3.7

Other income (expense):
Interest expense	(.6)	(1.0)	(.7)	(1.0)
Other, net	-	(.2)	-	.3

Income before income taxes	7.1	3.4	4.2	3.0

Income taxes	2.8	1.3	1.7	1.2

Net income	4.3%	2.1%	2.5%	1.8%

Results of Operations--Three Months Ended September 27, 2003 Compared to Three Months Ended September 28, 2002.

Revenues--Revenues of $92,619 increased $11,914 from the $80,705 earned in 2002. Utility Services increased $5,871 or 19.0% from the prior year. Contract pricing adjustments and new contracts within our western utility operations as well as additional revenues in our eastern utility operations, the result of storm damage primarily within North Carolina, accounted for the increase.  Residential and Commercial services increased $5,200 or 12.6% over the same period last year, the result of acquisitions made in 2003 and the last quarter of 2002 as well as more favorable weather conditions than in the same period last year.

Operating Expenses--Operating expenses of $58,900 increased $6,244 from the third quarter of 2002 but as a percentage of revenues decreased 1.7% to 63.6%. Utility Services increased $4,126 or 16.7% from the third quarter of 2002.  Additional costs for labor and equipment associated with the new contracts obtained within our western utility operations as well as additional costs related to the storm work in North Carolina gave rise to the increase.  Residential and Commercial services increased $2,284 or 10.1%, for labor and materials associated with the increase in revenues.

Selling Expenses--Selling expenses of $15,026 increased $1,854 over the same period last year and as a percentage of revenues decreased .1% to 16.2%.  Residential and Commercial Services experienced an increase of $2,166 or 23.5% over the same quarter last year. Increases in field management wages, branch office wages, rent and communications related to new operations acquired after the first quarter of 2002 account for the increase. The remaining segments combined decreased $312.

General and Administrative Expenses--General and administrative expenses of $6,291 increased $397 or 6.7% from the $5,894 experienced in 2002 but as a percentage of revenues declined .5% to 6.8%. Increases in incentive expense coupled with the recognition of pension expense in 2003 as compared to income in the same period last year accounted for the increase.

Depreciation and Amortization Expense--Depreciation and amortization expense increased $39 from the corresponding period last year and as a percentage of revenues, decreased .8% to 5.7%.  The increase continues to be the result of additional expenditures for equipment and acquisitions that occurred after the first quarter 2002 but primarily during the fourth quarter 2002.

Interest Expense--Interest expense of $529 declined $270 from the $799 incurred in 2002.  The decline is the result of lower interest rates on bank borrowings and lower average levels of debt during the period.

Income Taxes--Income tax for the quarter was $2,584, an increase of $1,488 from the prior year.  The effective tax rate was 39.5% as compared to 39.6% during 2002.

Net Income--Net income for the quarter of $3,959 was $2,285 greater than the $1,674 experienced in 2002 and as a percentage of revenues increased 2.2% to 4.3%.

Results of Operations--Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 28, 2002.

Revenues--Revenues of $254,061 increased $15,629 or 6.6% from the $238,432 earned in 2002. Utility Services increased $6,865 or 7.0% due to contract pricing adjustments and new contracts within our western utility operations and storm damage contracts obtained by our eastern utility operations.  Residential and Commercial Services increased $6,024, the result of additional storm and snow removal work performed during the first quarter 2003, more favorable weather conditions as compared to the prior year and acquisitions obtained during 2003 and the latter half of 2002.

Operating Expenses--Operating expenses of $165,859 increased $7,156 from 2002 but as a percentage of revenues decreased 1.2% to 65.3%. Utility Services and all other segments combined increased $7,202 from the first nine months of 2002.  Labor and equipment costs associated with the new contracts obtained within our western utility, Canadian and consulting operations combined with expenses associated with the storm work in North Carolina gave rise to the increase.

Selling Expenses--Selling expenses of $41,115 increased $3,296 or 8.7% from the $37,819 experienced in the first nine months of 2002.  Residential and Commercial Services increased $3,852 or 14.6% to $30,207.  Field management wages, branch office expenses and wages associated with the new operations acquired in 2003 and the latter half of 2002 accounted for the increase. The remaining segments combined decreased $556.

General and Administrative Expenses--General and administrative expenses of $19,300 increased $988 from the $18,312 in 2002 and as a percentage of revenue declined .1% to 7.6%.  The increase is attributable to the recognition of pension expense in 2003 as compared to income in 2002, a change of $719, an increase in professional services of $836, the result of a $600 credit in 2002 from the resolution of disputed services.  The increases in pension expense and professional services were partially offset by a reduction in incentive expense of $477.

Depreciation and Amortization Expense--Depreciation and amortization expense of $15,289 increased $402 from the $14,887 experienced last year but as a percentage of revenues declined .2% to 6.0%.  The increase is related to equipment and acquisition expenditures in 2003 and the last half of 2002.

Interest Expense--Interest expense of $1,760 declined $556 from the first nine months of 2002, a .3% reduction as a percentage of revenue.  Lower interest rates on bank borrowings and lower average debt levels account for the decline.

Income Taxes--Income tax for the first nine months of 2003 was $4,252 as compared to $2,806 in the prior year.  The effective tax rate was 39.5% as compared to 39.6% in 2002.

Net Income--Net income of $6,513 increased $2,231 from the $4,282 experienced in 2002 and as a percentage of revenue increased ..7% to 2.5%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $227 during the first nine months of 2003.  Net cash provided by operating activities of $15,090 served to partially offset the $15,218 used in investing activities and $99 used in financing activities.

Net Cash Provided By Operating Activities

Operating activities for the first nine months of 2003 provided $15,090 of cash, an increase of $2,137 as compared to the $12,953 provided during the first nine months of 2002.  The $2,137 net increase is attributable to higher levels of net income, depreciation and amortization and increases in accounts payable, accrued expenses and self-insurance accruals.  These increases were partially offset by an increase in accounts receivable, lower gains on the sales of property and lower increases in intangibles.

Accounts receivable dollars increased $11,233 during the first nine months of 2003 whereas the "days-sales-outstanding" in accounts receivable decreased two days as at September 27, 2003 as compared with the third quarter 2002. We continue to strive to collect accounts receivable dollars and reduce days-sales-outstanding.

Operating liabilities provided $5,828 in cash, $1,263 more than the $4,565 provided in 2002.  The increase is attributable to an increase in accounts payable and accrued expenses and increases in self-insurance accruals necessary to provide for future estimated claims payments in our vehicle, general liability and workers compensation lines of coverage.

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

The Settlement Plan must go through CPUC hearings and be voted on by the CPUC. It also must be reviewed in formal hearings by the bankruptcy court.  The CPUC hearings and vote are expected to be completed and a final CPUC decision to be announced during December 2003.  The creditors as of October 31, 2003 have, with the exception of one class of creditors, voted overwhelmingly for the Settlement Plan.   The confirmation hearings in the bankruptcy court are expected to be completed and the Settlement Plan is expected to be confirmed in December 2003.  The effective date of the Settlement Plan, if approved by CPUC and confirmed by the bankruptcy court, is expected to be during the first quarter 2004. The Settlement Plan currently provides that the prepetition accounts receivable will be paid at the effective date.

Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.  Because of the uncertainty as to when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The balance of prepetition accounts receivable, $12,072, has been reduced from the initial April 6, 2001 balance outstanding, $13,326, by interest payments received from PG&E of $139 during July 2003, $138 during May 2003,  $141 during January 2003, and $836 during 2002 ($695 - July 2002 and $141 - October 2002).

Net Cash Used in Investing Activities

Investing activities used $15,218 in cash, $2,601 more than the $12,617 used in 2002 and is the result of higher levels of capital expenditures for field equipment coupled with lower proceeds from the sales of property and equipment. Capital expenditures in 2003 are expected to exceed 2002 levels.

Net Cash Provided by Financing Activities

Financing activities used $99 of cash, $551 less than the $650 used last year.  Our revolving credit agreement and other borrowings provided $1,203 more cash than the $714 provided in 2002 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) used $584 more than the $92 provided in 2002.  Dividends paid increased to $1,524 from the $1,456 paid in the first nine months of 2002.

Revolving Credit Agreement--The Company has a $90,000 three-year revolving credit agreement with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $30,000.

As of September 27, 2003, the Company had unused commitments under the agreement approximating $24,194, with $65,806 committed under the agreement, consisting of borrowings of $38,000 and issued letters of credit of $27,806.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization).  A commitment fee ranging from .20% to .45% is also required based on the average daily-unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of September 27, 2003, the Company had two interest rate swaps outstanding, with the underlying notional amounts totaling $15,000, requiring interest to be paid at 4.14% and maturing in November 2005.  The fair value of the swaps is the amount quoted by the financial institution that the Company would pay to terminate the agreements, a liability of $390 at September 27, 2003.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at September 27, 2003, to make future payments for the periods indicated.

		Three Months Ending December 31,	Year Ending December 31,
Description	Total	2003	2004	2005	2006	2007	Thereafter

Revolving credit agreement	$ 38,000	$ -	$ -	$ 38,000	$ -	$ -	$ -
Subordinated notes	84	84	-	-	-	-	-
Term loans	3,014	11	1,776	647	365	215	-
Capital lease obligations	3,213	115	657	807	616	1,018	-
Operating lease obligations	4,874	426	1,456	1,049	762	538	643
Self-insurance accruals	28,415	3,346	9,874	6,603	3,851	2,008	2,733

	$ 77,600	$ 3,982	$ 13,763	$ 47,106	$ 5,594	$ 3,779	$ 3,376

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at September 27, 2003 and amounts estimated to be due each year may differ from actual payments required to fund claims.

As of September 27, 2003, we were contingently liable for letters of credit in the amount of $32,036, of which $27,806 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2003 through 2006.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit agreement are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally effected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit agreement and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives. At September 27, 2003, we had working capital of $26,423, short-term lines of credit approximating $3,816 and $24,194 available under our revolving credit agreement.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 27, 2003, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2003 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to September 27, 2003.

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: November 6, 2003		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 6, 2003	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Corporate Controller
(Principal Accounting Officer)

Exhibit Index

3.3 - 2003 Amended Articles of Incorporation	Filed Herewith

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith