Form 10-K
period 2003-12-31
DAVEY TREE EXPERT CO
filed 2004-03-16
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Yes   X    No

There were 7,817,297 Common Shares outstanding as of March 1, 2004.  The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 28, 2003 was $82,907,542.  For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be held on May 18, 2004 are incorporated by reference into Part III (to be filed).

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

Competition and Customers

Our Residential and Commercial services group is one of the largest national tree care organizations, and competes with other national and local firms with respect to its services.  On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies.  At a local and regional level, our competition comes mainly from other companies which are engaged primarily in tree care.  Our Utility services group is the second largest organization in the industry, and competes principally with one major national competitor, as well as several smaller regional firms.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2003, we had sales of approximately $48.8 million to Pacific Gas & Electric Company ("PG&E"), one of our largest customers.

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

Confirmation hearings were concluded in the U.S. Bankruptcy Court for the Northern District of California and the Settlement Plan was confirmed and the confirmation order was signed on December 22, 2003.  In addition, the CPUC held hearings on the Settlement Plan and on December 18, 2003 voted three-to-two in favor of the plan that was confirmed by the bankruptcy court.  Certain appeals and legal challenges are currently pending with regard to both the bankruptcy court order and the CPUC decision.  The effective date of the plan of reorganization as contemplated in the confirmation order entered by the bankruptcy court is March 31, 2004.  That date may be changed to a date in the second quarter of 2004 to accommodate contingencies that must be met before the plan can become effective.  Legal challenges and the appeals filed in response to the confirmation order and the CPUC decision could lead to other delays.

Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.  Because of the uncertainty as to when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The balance of prepetition accounts receivable,$11,931,has been reduced from the initial April 6, 2001 balance outstanding, $13,326, by interest payments received from PG&E totaling $559 during 2003 and $836 during 2002.

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

 Seasonality

Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers.  Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year.  Consequently, this has created heavy demands for additional working capital at various times throughout the year.  We borrow primarily against bank commitments in the form of a revolving credit agreement to provide the necessary funds for our operations.  You can find more information about our bank commitments in "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17-20 of this report.

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

Employees

We employed approximately 5,100 employees at December 31, 2003.  However, employment levels fluctuate due to seasonal factors affecting our business.  We consider our employee relations to be good.

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

Access to Company Information

Davey Tree's internet address is http://www.davey.com.  Through our internet website, by hyperlink to the SEC's website (http://www.sec.gov), Davey Tree makes available, free of charge, it's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.  Availability of the reports occurs contemporaneous with the electronic posting to the SEC's website as the reports are electronically filed with or furnished to the Securities and Exchange Commission.

The following documents are also made available on the Company's website and a copy will be mailed, without charge, upon request to our Corporate Secretary:

     -     Code of Ethics
     -     Code of Ethics for Financial Matters

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces

Residential and Commercial	20	Owned	167,457	12

Residential, Commercial and Utility	2	Owned	12,400	2

Utility	5	Owned	40,587	5

Canada	3	Owned	9,975	2

We also rent approximately 70 properties in 27 states and three provinces.

None of our owned or rented properties used by our business segments is individually material to our operations.

Item 3.  Legal Proceedings.

We are a party to routine litigation incidental to our business. We do not believe that this litigation, individually or in the aggregate, will have a material affect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

Item 4A.  Executive Officers of the Registrant.

Our executive officers and their present positions and ages as of March 5, 2004 follows:

Name	Position	Age

R. Douglas Cowan	Chairman and Chief Executive Officer	63

Karl J. Warnke	President and Chief Operating Officer	52

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	52

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	60

C. Kenneth Celmer	Senior Vice President and General Manager, Residential and Commercial Services	57

Bradley L. Comport, CPA (inactive)	Treasurer	52

Marjorie L. Conner, Esquire	Assistant Secretary	46

Dr. Roger C. Funk	Vice President and General Manager, The Davey Institute	59

Frederick W. Johnson	Corporate Vice President	59

Steven A. Marshall	Vice President and General Manager, Eastern Utility Services	52

Rosemary T. Nicholas	Assistant Secretary	60

Gordon L. Ober	Vice President - Personnel Recruiting and Development	54

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	54

Nicholas R. Sucic, CPA	Corporate Controller	57

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

Dr. Funk was elected Vice President and General Manager - The Davey Institute in May 1996.

Mr. Johnson was elected Corporate Vice President in January 2003. From 1999 to January 2003, he served as Vice President of Operations Support Services.  Prior to joining us, Mr. Johnson served in various capacities, including director of operations and director of sales, at Lesco, Inc., a specialty provider of products for the professional turf care and green industry markets, from 1986 to 1999.  Prior to joining Lesco, Mr. Johnson held various management positions at TruGreen/Chemlawn, a provider of lawn care, tree and shrub services and a segment of The Servicemaster Company, from 1979 to 1986.

Mr. Marshall was elected Vice President and General Manager of Eastern Utility Services in January 2003.  Prior to that time, he served as Vice President - Northern Operations, Utility Service.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Record Holders and Common Shares

On March 1, 2004, we had 2,425 record holders of our common shares.

On March 1, 2004, we had 7,817,297 common shares outstanding, options exercisable to purchase 496,870 common shares, partially-paid subscriptions for 808,555 common shares and purchase rights outstanding for 257,900 common shares.

The partially-paid subscriptions related to common shares purchased at $12.00 per share, in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven-year promissory note for the balance due, with interest at 4.75%. Promissory note payments, of both principal and interest, are made either by payroll deduction or annual lump-sum payment. The promissory notes are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

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

Dividends

The following table sets forth, for the periods indicated, the dividends declared on our common shares (in cents):

	Year Ended December 31,
Quarter	2003	2002
1	6.0	6.0
2	6.0	6.0
3	6.0	6.0
4	6.5	6.0

Total	24.5	24.0

We presently expect to pay comparable cash dividends in 2004.

Recent Sale of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes the information about our equity compensation plans as of
December 31, 2003.

Equity Compensation Plan Information (1)

Plan category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)

Equity compensation plans approved by security holders	1,277,979	$11.16	557,500

Equity compensation plans not approved by security holders (2)	None	None	None

     (1)   The equity compensation plans included in this table consist of stock options which were granted under the 1987 Incentive Stock Option Plan or the 1994 Omnibus Stock Plan, which were approved by the security holders at the Company's annual meeting in 1987 and 1994, respectively.  The table also includes stock rights granted to employees under the 2002 Stock Subscription Plan, which was authorized under the 1994 Omnibus Stock Plan.  All options and rights were granted at the fair market value of the stock, as determined by the independent stock valuation firm, as of the date of the grant.

     (2)   No equity securities have been issued or authorized for issuance under any plan that has not been approved by the security holders of the Company.

     (3)   Reflects common shares reserved under the 1994 Omnibus Stock Plan for stock option grants that have not been granted or forfeited.

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except ratio and per share data)
Operating Statement Data:

Revenues	$ 346,263	$ 319,273	$ 321,284	$ 322,236	$ 308,144

Costs and expenses:
Operating	226,454	211,549	212,783	226,441	210,628
Selling	56,758	50,865	50,564	49,978	45,403
General and administrative	25,947	22,800	22,567	23,015	21,742
Depreciation	19,274	19,370	19,054	20,722	20,019
Amortization of intangible assets	1,501	692	466	459	393

Income from operations	16,329	13,997	15,850	1,621	9,959

Interest expense	(2,062)	(3,121)	(4,993)	(6,217)	(4,947)
Gain on sale of assets	931	2,054	1,023	1,172	1,487
Other expense	(465)	(993)	(744)	(60)	(349)

Income (loss) before income taxes	14,733	11,937	11,136	(3,484)	6,150
Income taxes (benefit)	6,016	4,716	4,405	(1,080)	2,435

Net income (loss)	$ 8,717	$ 7,221	$ 6,731	$ (2,404)	$ 3,715

Net income (loss) per share--diluted	$ .99	$ .85	$ .82	$ (.30)	$ .42

Shares used for computing per share amounts--diluted (a)	8,806	8,508	8,231	7,929	8,872

Other Financial Data:

Depreciation and amortization	$ 20,775	$ 20,062	$ 19,520	$ 21,181	$ 20,412

Capital expenditures	19,975	16,127	11,692	17,476	20,580

Cash flow provided by (used in):
Operating activities	28,263	29,427	29,813	31,267	(3,835)
Investing activities	(19,740)	(16,670)	(10,356)	(14,209)	(18,707)
Financing activities	(8,903)	(12,572)	(19,108)	(17,058)	21,335

Dividends per share (a)	$ .24	$ .24	$ .22	$ .22	$ .20

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands, except ratio and per share data)
Balance Sheet Data:

Working capital	$ 20,208	$ 15,422	$ 16,255	$ 35,386	$ 46,714

Current ratio	1.42	1.33	1.39	2.09	2.62

Property and equipment, net	66,753	66,863	70,111	78,076	84,008

Total assets	166,837	161,156	155,473	159,382	176,682

Long-term debt	30,178	36,605	41,887	57,414	65,904

Other long-term liabilities	26,323	24,335	21,904	22,078	19,826

Shareholders' equity	62,147	54,135	50,250	47,392	56,240

Common shares (a):
Issued	10,728	10,728	10,728	10,728	10,728
In treasury	2,924	3,048	3,000	2,932	2,601

Net outstanding	7,804	7,680	7,728	7,796	8,127

Stock options (a):
Outstanding	1,019	868	1,205	1,342	1,395
Exercisable	507	868	1,205	1,236	1,183

ESOT valuation per share	$ 15.70	$ 12.80	$ 12.00	$ 11.00	$ 13.00

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 (Amounts in thousands, except share data)

You should read the following discussion in conjunction with our consolidated financial statements for the three-year period ended December 31, 2003, and the notes thereto, included elsewhere in this annual report.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Year Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating	65.5	66.3	66.2
Selling	16.4	15.9	15.7
General and administrative	7.5	7.1	7.1
Depreciation	5.6	6.1	6.0
Amortization of intangible assets	.4	.2	.1

	95.4	95.6	95.1

Income from operations	4.6	4.4	4.9

Other income (expense):
Interest expense	(.6)	(1.0)	(1.5)
Gain on sale of assets	.3	.6	.3
Other	(.1)	(.3)	(.2)

Income before income taxes	4.2	3.7	3.5
Income taxes	1.7	1.4	1.4

Net income	2.5%	2.3%	2.1%

Overview

Revenues of $346,263 were 8.5% higher than last year's revenues of $319,273.  All operating segments experienced revenue increases from the prior year.  Utility Services revenues increased 9.6% while Residential and Commercial Services were up 6.8%.  All other revenues, comprised of the Canadian operations and Davey Resource Group, were up 11.7%.

Overall, income from operations of $16,329 increased 16.7% from the $13,997 experienced in the prior year.  Utility Services increased 11.0%, a reflection of the strong demand for Utility services.  Residential and Commercial Services increased 8.5% due to continuing strong demand for these services.  All other operations, comprised of the Canadian operations and Davey Resource Group, were up 30.3%.

Net income of $8,717 was $1,496 or 20.7% higher than the $7,221 earned in 2002 and was favorably impacted not only by higher income from operations but also by a decrease in interest expense of $1,059, the result of our continuing efforts to aggressively manage our cash flow, reduce debt and increase our equity-to-debt ratio.  As of December 31, 2003 our bank debt, consisting of borrowings on our revolving credit facility had declined $5,100 from the prior year end.

As we await final resolution to the Pacific Gas and Electric Company ("PG&E") bankruptcy and payment of our prepetition accounts receivable of $11,931, we continue to receive interest payments.  As of December 31, 2003, interest of $1,395 has been received and is reflected as a reduction to the initial prepetition receivable of $13,326.  We remain confident that we will be paid in full once a final resolution is reached.

Fiscal 2003 Compared to Fiscal 2002

Revenues--Revenues of $346,263 increased $26,990 over the $319,273 in 2002.  Utility Services increased $12,763 or 9.6% from the prior year and is the result of additional contracts and pricing adjustments within our western utility operations as well as additional revenues in our eastern utility operations due to additional storm-damage work in North Carolina.  Residential and Commercial Services increased $10,635 or 6.8% over 2002, primarily related to acquisitions made in 2003 and the latter half of 2002 as well as more favorable weather conditions during the year.

Operating Expenses--Operating expenses of $226,454 increased $14,905 from the prior year, but as a percentage of revenues decreased .8% to 65.5%.  Utility Services experienced an increase of $11,756 from the prior year, the result of labor and equipment costs associated with new contracts obtained within our western utility operations.  Residential and Commercial increased $3,785 primarily the result of storm-damage work in North Carolina.

Selling Expenses--Selling expenses of $56,758 increased $5,893 from 2002 and as a percentage of revenues increased .5% to 16.4%.  Residential and Commercial Services increased $6,214, primarily for field management wages, branch office expenses and wages associated with purchased operations that were acquired in 2003 and the latter half of 2002.  All other segments combined decreased $321.

General and Administrative Expenses--General and administrative expenses increased $3,147 to $25,947 or 13.8% from the $22,800 experienced in 2002.  The increase is attributable to: (a) an increase in professional services of $1,197, arising from a $600 credit in 2002 from the resolution of disputed services; (b) the recognition of pension expense in 2003 as compared to income in 2002, a change of $1,025; and, (c) an increase in employee wage and incentive expense of $550.

Depreciation and Amortization Expense--Depreciation and amortization expense of $20,775 increased  $713 from the prior year but as a percentage of revenues decreased .3% to 6.0%.  The $713 increase is the result of additional capital expenditures for equipment and business acquisitions within Residential and Commercial Services.  Depreciation and amortization expense in 2004 is anticipated to increase over 2003 as a result of acquisitions.

Interest Expense--Interest expense of $2,062 declined $1,059 or 33.9% from the $3,121 incurred in 2002.

Lower average debt-levels and lower interest rates on bank borrowings account for the decrease.

Gain on Sale of Assets--For 2003, the gain on the sale of assets was $931.  Last year, the gain on the sale of assets totaled $2,054, including $919 from the 2002 sale of a facility associated with our Residential and Commercial Services operations.

Income Taxes--Income tax expense for 2003 was $6,016.  The 2003 effective rate of 40.8% includes a 6.7% effect of state income taxes.

Net Income--Net income of $8,717 exceeded 2002's net income by $1,496, or an increase of .2% as a percentage of revenues.

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

Income Taxes--Income tax expense for 2002 was $4,716.  The 2002 effective rate of 39.5% includes a 4.6% effect of state income taxes.

Net Income--Net income of $7,221 exceeded 2001's net income by $490, or an increase of .2% as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $380 during the year ended December 31, 2003. Net cash provided by operating activities of $28,263 were offset by uses of cash consisting of $19,740 for investing activities and $8,903 for financing activities.

Net Cash Provided by Operating Activities

Operating activities in 2003 provided cash of $28,263, or $1,164 lower than the $29,427 provided in 2002.  The $1,164 net decline was due to an increase in accounts receivable and deferred taxes, lower increases in prepaid insurance premiums and gain on the sale of property which were partially offset by increases in self-insurance accruals and lower increases in accounts payable and accrued expenses.

Net income of $8,717 increased $1,496 when compared to the $7,221 in 2002.

Overall, accounts receivable dollars increased $4,017 in 2003 as compared to the $689 increase experienced in 2002.  The "day-sales-outstanding" in accounts receivable decreased 3 days as at December 31, 2003 as compared with the prior year end.  We continue to strive to collect accounts receivable dollars and reduce days-sales-outstanding.

On April 6, 2001, one of the Company's largest utility customers, PG&E filed a voluntary bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code. Subsequent to the bankruptcy petition date, the Company continued to provide services under the terms of its contracts with PG&E. The Company continues to perform services for PG&E and receives payment for post-petition date services performed, as part of PG&E's administrative expenses.

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

Confirmation hearings were concluded in the U.S. Bankruptcy Court for the Northern District of California and the Settlement Plan was confirmed and the confirmation order was signed on December 22, 2003.  In addition, the CPUC held hearings on the bankruptcy Settlement Plan and on December 18, 2003 voted three-to-two in favor of the plan that was confirmed by the bankruptcy court.  Certain appeals and legal challenges are currently pending with regard to both the bankruptcy court order and the CPUC decision.  The effective date of the plan of reorganization as contemplated in the confirmation order entered by the bankruptcy court is March 31, 2004.  That date may be changed to a date in the second quarter of 2004 to accommodate contingencies that must be met before the plan can become effective.  Legal challenges and the appeals filed in response to the confirmation order and the CPUC decision could lead to other delays.

Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.  Because of the uncertainty as to when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The balance of prepetition accounts receivable,$11,931,has been reduced from the initial April 6, 2001 balance outstanding, $13,326, by interest payments received from PG&E totaling $559 during 2003 and $836 during 2002.

Accounts payable and accrued expenses increased $379 in 2003, a decrease of $3,209 when compared to the increase of $3,588 experienced in 2002.  The increase is primarily attributable to an increase in self-insured medical claims, commercial insurance liabilities, income taxes payable and accrued vacation.  These increases were partially offset by decreases in trade payables, employee compensation and tax liabilities.

Self-insurance accruals increased $4,534 in 2003, $1,242 more than the increase experienced in 2002.  The increase occurred in all classifications, workers compensation, general liability and vehicle liability and resulted primarily from an overall increase in deductible amounts under commercial insurance, or the self-insured risk retention.

Other assets increased $906 in 2003, a change of $1,668 over the $2,574 increase in 2002.  The increase is the result of advance payments for insurance premiums related to our workers compensation, vehicle liability and general liability policies.

Net Cash Used in Investing Activities

Investing activities used $19,740 in cash, or $3,070 more than that used in 2002, the result of higher expenditures for equipment and business acquisitions.  The expenditures were offset by lesser proceeds from the sale of property and equipment.  We anticipate the level of capital expenditures in 2004 will exceed that of 2003.

Net Cash Used in Financing Activities

Financing activities used $8,903 in 2003, a decrease of $3,669 over the $12,572 used in 2002. Net borrowings outstanding, from the revolving credit agreement, decreased by $5,100.  The continued decrease was consistent with our planned efforts to reduce debt levels.  Borrowings of notes payable increased $638 and other debt and capital lease obligations decreased $2,825.  Purchases of common shares for treasury of $5,987 was offset by cash received from the sale of common shares of $5,245 and $1,210 of cash received on our common share subscription.  Dividends paid during 2003 totaled $2,084.

Revolving Credit Facility--The Company has a $90,000 three-year revolving credit facility with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $40,000 (amended in January 2004 to $40,000 from a previous $30,000 letter of credit sublimit).  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2003 to make future payments for the periods indicated.

		Contractual Obligations Due--Year Ending December 31,
Description	Total	2004	2005	2006	2007	2008	Thereafter

Revolving credit facility	$ 29,300	$ -	$ 29,300	$ -	$ -	$ -	$ -
Term loans	2,403	1,525	473	365	40	-	-
Capital lease obligations	3,049	660	804	619	966	-	-
Operating lease obligations	5,608	1,931	1,303	958	736	359	321
Self-insurance accruals	30,173	10,449	7,082	4,367	2,213	1,192	4,870

	$ 70,533	$ 14,565	$ 38,962	$ 6,309	$ 3,955	$ 1,551	$ 5,191

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at December 31, 2003.  The amounts estimated to be due each year may differ from actual payments required to fund claims.

As at December 31, 2003, we were contingently liable to our principal banks in the amount of $32,036 of which $27,806is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2004 through 2007.  We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements which had a material effect on the financial statements or which are reasonably likely to have a material future effect on our financial statements or financial outlook.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.  Capital resources during these periods are equally effected.  We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives.  At December 31, 2003, we had working capital of $20,208, short-term lines of credit approximating $3,549, and $32,894 available under our revolving credit facility.

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

On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily arising from Utility Services customers; allowance for doubtful accounts; and, self-insurance accruals.  We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following are our "critical accounting policies and estimates"--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

          Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer,
          PG&E, approximated 14% of revenues during 2003, 13% during 2002 and 16% during 2001.  Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

          Allowance for Doubtful Accounts--In determining the allowance for doubtful accounts, we evaluate the collectibility of our accounts receivables based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings), we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer's ability to meet its financial obligation to us or higher than expected customer defaults), our estimates of the recoverability of amounts could differ from the actual amounts recovered.

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

          Our self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Accordingly, our estimates of ultimate losses can change as claims mature. Our accruals also are affected by changes in the number of new claims incurred and claim severity. The methodology for estimating ultimate losses and the total cost of claims were determined by third-party consulting actuaries;
          the resulting accruals are continually reviewed by us, and any adjustments arising from changes in estimates are reflected in income currently.

          Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate, the ultimate claims may be in excess of or less than the amounts provided.

Market Risk Information

In the normal course of business, we are exposed to market risk related to changes in interest rates and changes in foreign currency exchange rates.  We do not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable.  We have entered into interest rate swaps to limit our exposure to interest rate volatility (Interest rate "swaps" are the exchange of interest rate payments based on fixed versus floating interest rates which reduce the risk of interest-rate changes on future interest expense-"hedging.").

The following table provides information, as of December 31, 2003, about our debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate swaps, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the swaps at December 31, 2003. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2003.

	December 31,							Fair Value December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003
Liabilities
Long-term debt
Fixed rate	$ 38	$ 36	$ 40	$ 40	$ -	$ -	$ 154	$ 153
Average interest rate	10.1%	10.0%	10.0%	10.0%

Variable rate	$ 1,488	$29,736	$ 325	$ -	$ -	$ -	$ 31,549	$ 31,544
Average interest rate	3.1%	4.4%	6.9%

Interest rate derivative instruments
Interest rate swap:
Pay fixed, notional amount	$ -	$15,000	$ -	$ -	$ -	$ -	$ 15,000	$ 259
Average pay rate	2.89%	2.89%
Average receive rate	1.39%	2.77%

Interest rates, as of December 31, 2003, on the fixed-rate debt ranged from 10.0% to 12.7% and interest rates on the variable-rate debt ranged from 2.6% to 6.9%.

The interest rate swap has an underlying face (notional) amount of $15,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to settle the swap agreement at December 31, 2003 (fair value), we would pay $259.

Foreign Currency Rate Risk

We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada, where we provide a comprehensive range of horticultural services.

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

For the year ended December 31, 2003, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Impact of Inflation

The impact of inflation on the results of operations has not been significant in recent years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information set forth in "Market Risk Information" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements are attached hereto and listed on page F-1 of this annual report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and ProceduresAs of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date we carried out our evaluation.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information about our executive officers is in the section "Executive Officers of the Registrant" at Part I, Item 4A of this report.

Information about our directors is in the section "Election of Directors" of our 2004 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee financial experts is in the section "Report of the Audit Committee" of our 2004 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section "Section 16(a) Beneficial Ownership Reporting Compliance" of our 2004 Proxy Statement, which is incorporated into this report by reference.

Our Code of Ethics for Financial Matters is attached as Exhibit 14 to this report.

Item 11.  Executive Compensation.

Information about director compensation is in the section "Compensation of Directors" and information about executive compensation is in the section "Compensation of Executive Officers" of the 2004 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of the 2004 Proxy Statement, which is incorporated into this report by reference.  Information about our securities authorized for issuance under equity compensation plans is in the section "Equity Compensation Plans Information" at Part II, Item 5 of this report.

Item 13.  Certain Relationships and Related Transactions.

Information about certain transactions between the Company and their affiliates and certain other persons is in the section "Election of Directors" of our 2004 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services

Information about our principal accountant's fees and services is in the section "Independent Auditors, Fees and Other Matters" of our 2004 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(a) (3) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report.  See Exhibit Index.

(b) Reports on Form 8‑K.

No reports on Form 8-K have been filed during the fourth quarter 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2004.

THE DAVEY TREE EXPERT COMPANY

By: /s/ R. Douglas Cowan
R. Douglas Cowan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2004.

/s/ R. Douglas Cowan	/s/ Robert A. Stefanko
R. Douglas Cowan, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	Robert A. Stefanko, Director

/s/ Karl J. Warnke
/s/ R. Cary Blair	Karl J. Warnke, Director, President and Chief Operating Officer
R. Cary Blair, Director

/s/ David E. Adante
/s/ Dr. Carol A. Cartwright Dr. Carol A. Cartwright, Director	David E. Adante, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Russell R. Gifford
Russell R. Gifford, Director	/s/ Nicholas R. Sucic
Nicholas R. Sucic, Corporate Controller (Principal Accounting Officer)

/s/ Douglas K. Hall
Douglas K. Hall, Director

/s/ Willard R. Holland
Willard R. Holland, Director

/s/ James H. Miller
James H. Miller, Director

EXHIBIT INDEX
Exhibit No.	Description

3.3	2003 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

3.2

1987 Amended and Restated Regulations of The
Davey Tree Expert Company (Incorporated by reference to Exhibit (3)(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.1	1987 Incentive Stock Option Plan	Filed Herewith

10.2	1994 Omnibus Stock Plan (Incorporated by reference to Exhibit (10)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).

10.3

Credit Agreement by and among the Company and KeyBank National Association, as lead arranger, syndication agent and administrative agent and National City Bank, as documentation agent, for various lending institutions dated as of November 8, 2002 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

10.4

Amendment No. 1 to Credit Agreement by and among the Company and KeyBank National Association, as lead arranger, syndication agent and administrative agent and National City Bank, as documentation agent, for various lending institutions dated as of November 8, 2002

Filed Herewith

14	Code of Ethics for Financial Matters	Filed Herewith

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Ernst & Young LLP, Independent Auditors	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

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

YEAR ENDED DECEMBER 31, 2003

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Form 10-K-ITEM 15(a)(1) AND (2)

THE DAVEY TREE EXPERT COMPANY

The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:

Audited Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors	F-2

Consolidated Balance Sheets -- December 31, 2003 and 2002	F-3

Consolidated Statements of Operations -- Years ended December 31, 2003, 2002 and 2001	F-4

Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2003, 2002 and 2001	F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002 and 2001	F-6

Notes to Consolidated Financial Statements -- December 31, 2003	F-7

Financial Statement Schedules:

None

          All schedules for which provision is made in the applicable accounting regulations of the
          Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                                               /s/ ERNST & YOUNG LLP

Akron, Ohio
February 18, 2004

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 211	$ 591
Accounts receivable, net	53,773	49,197
Operating supplies	3,396	2,857
Prepaid expenses	6,160	4,768
Other current assets	4,857	4,090

Total current assets	68,397	61,503

Property and equipment:
Land and land improvements	6,629	6,569
Buildings and leasehold improvements	17,826	17,289
Equipment	214,181	205,180

	238,636	229,038
Less accumulated depreciation	171,883	162,175

	66,753	66,863

Other assets	24,164	25,230
Identified intangible assets and goodwill, net	7,523	7,560

	$ 166,837	$ 161,156

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$ 1,880	$ 1,242
Accounts payable	16,727	18,097
Accrued expenses	18,408	16,659
Self-insurance accruals	10,513	9,433
Current portion of capital lease obligations	661	650

Total current liabilities	48,189	46,081

Long-term debt	30,178	36,605
Capital lease obligations	2,388	3,098
Self-insurance accruals	16,947	13,493
Deferred income taxes	6,098	7,081
Other liabilities	890	663

	104,690	107,021

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued and outstanding as of December 31, 2003 and 2002	10,728	10,728
Additional paid-in capital	6,528	5,710
Common shares subscribed, unissued	9,720	9,817
Retained earnings	89,158	82,525
Accumulated other comprehensive income (loss)	(146)	(1,057)

	115,988	107,723
Less: Cost of Common shares held in treasury:
2,924 in 2003 and 3,048 in 2002	46,516	44,956
Common shares subscription receivable	7,325	8,632

	62,147	54,135

	$ 166,837	$ 161,156

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2003	2002	2001

Revenues	$ 346,263	$ 319,273	$ 321,284

Costs and expenses:
Operating	226,454	211,549	212,783
Selling	56,758	50,865	50,564
General and administrative	25,947	22,800	22,567
Depreciation	19,274	19,370	19,054
Amortization of intangible assets	1,501	692	466

	329,934	305,276	305,434

Income from operations	16,329	13,997	15,850

Other income (expense):
Interest expense	(2,062)	(3,121)	(4,993)
Gain on sale of assets	931	2,054	1,023
Other	(465)	(993)	(744)

Income before income taxes	14,733	11,937	11,136

Income taxes	6,016	4,716	4,405

Net income	$ 8,717	$ 7,221	$ 6,731

Net income per share:
Basic	$ 1.03	$ .89	$ .87

Diluted	$ .99	$ .85	$ .82

Weighted average shares outstanding:
Basic	8,470	8,125	7,757

Diluted	8,806	8,508	8,231

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	2003		2002		2001

  Shares

		Amount

  Shares

				Amount

  Shares

						Amount

Common shares
At beginning and end of year	10,728	$ 10,728	10,728	$ 10,728	10,728	$ 10,728

Additional paid-in capital
At beginning of year		5,710		5,163		4,308
Shares sold to employees		988		660		918
Options exercised		(176)		(190)		(63)
Subscription shares, issued		6		77		-

At end of year		6,528		5,710		5,163

Common shares subscribed, unissued
At beginning of year	818	9,817	-	-	-	-
Common shares, subscribed	-	-	836	10,032	-	-
Common shares, issued	(1)	(17)	(16)	(194)	-	-
Cancellations	(7)	(80)	(2)	(21)	-	-

At end of year	810	9,720	818	9,817	-	-

Retained earnings

At beginning of year		82,525		77,358		72,328
Net income		8,717		7,221		6,731
Dividends, $.22 per share		-		-		(1,701)
Dividends, $.24 per share		(2,084)		(2,054)		-

At end of year		89,158		82,525		77,358

Accumulated other comprehensive income (loss), net of tax
At beginning of year		(1,057)		(1,209)		(745)
Currency translation adjustment		846		13		(99)
Derivatives: Cumulative effect of accounting change		-		-		(105)
Unrealized gain (loss) on interest rate swaps		65		139		(260)

Other comprehensive income (loss)		911		152		(464)

At end of year		(146)		(1,057)		(1,209)

Common shares held in treasury
At beginning of year	3,048	(44,956)	3,000	(41,790)	2,932	(39,227)
Shares purchased	456	(5,987)	578	(7,051)	492	(5,541)
Shares sold to employees	(220)	1,708	(201)	1,588	(284)	2,021
Options exercised	(359)	2,709	(313)	2,179	(140)	957
Subscription shares, issued	(1)	10	(16)	118	-	-

At end of year	2,924	(46,516)	3,048	(44,956)	3,000	(41,790)

Common shares subscription receivable
At beginning of year	(818)	(8,632)	-	-	-	-
Shares subscribed	-	-	(836)	(10,032)	-	-
Payments	1	1,227	16	1,379	-	-
Cancellations	7	80	2	21	-	-

At end of year	(810)	(7,325)	(818)	(8,632)	-	-

Common Shareholders' Equity at December 31	7,804	$ 62,147	7,680	$ 54,135	7,728	$ 50,250

Comprehensive Income
Net income		$ 8,717		$ 7,221		$ 6,731
Other comprehensive income (loss)		911		152		(464)

Comprehensive income		$ 9,628		$ 7,373		$ 6,267

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$ 8,717	$ 7,221	$ 6,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,274	19,370	19,054
Amortization	1,501	692	466
Gain on sale of property	(931)	(2,054)	(1,023)
Deferred income taxes	(2,111)	408	(342)
Other	1,823	173	(194)

	28,273	25,810	24,692
Changes in operating assets and liabilities:
Accounts receivable	(4,017)	(689)	(4,475)
Accounts payable and accrued expenses	379	3,588	5,985
Self-insurance accruals	4,534	3,292	2,798
Other assets, net	(906)	(2,574)	813

	(10)	3,617	5,121

Net cash provided by operating activities	28,263	29,427	29,813

Investing activities
Capital expenditures
Equipment	(19,578)	(15,791)	(11,593)
Land and buildings	(397)	(336)	(99)
Proceeds from sales of property and equipment	1,215	3,745	1,419
Purchases of businesses	(980)	(4,288)	(83)

Net cash used in investing activities	(19,740)	(16,670)	(10,356)

Increase in cash before financing activities	8,523	12,757	19,457

Financing activities
Revolving credit facility payments, net	(5,100)	(6,900)	(15,100)
Borrowings (payments) of notes payable	638	(1,109)	288
Payments of long-term debt and capital leases	(2,825)	(1,074)	(887)
Purchases of Common shares for treasury	(5,987)	(7,051)	(5,541)
Sales of Common shares from treasury	5,245	4,237	3,833
Cash received on Common share subscriptions	1,210	1,379	-
Dividends	(2,084)	(2,054)	(1,701)

Net cash used in financing activities	(8,903)	(12,572)	(19,108)

(Decrease) Increase in cash and cash equivalents	(380)	185	349
Cash and cash equivalents, beginning of year	591	406	57

Cash and cash equivalents, end of year	$ 211	$ 591	$ 406

See notes to consolidated financial statements.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2003
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

Fiscal Year--The Company's fiscal year ends on the Saturday closest to December 31. The fiscal years reported are for the 53-week period ended January 3, 2004 and the 52-week periods ended December 28, 2002 and December 29, 2001. For purposes of the consolidated financial statements, the year-end is referred to as December 31 for all years presented.

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
December 31, 2003
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

          Accounts Receivable: The Company's residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries;
          thus, minimizing credit risk.  The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 14% of revenues during2003, 13% during 2002 and 16% during 2001.
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

                          Land improvements.................................5 to 20 years
                          Buildings.................................................5 to 20 years
                          Equipment..............................................3 to 10 years
                          Leasehold improvements........................Shorter of lease term or estimated useful life;
                                                                                                  ranging from 5 to 20 years

The amortization of assets acquired under capital leases is included in depreciation expense.

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one to ten years.

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
December 31, 2003
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

The alternative policy, in FAS No. 123, "Accounting for Stock-Based Compensation," the fair value method, is based on the fair value of the stock option awarded, determined by an option pricing model, net of any amount the holders must pay for the stock options when granted. If the Company had used the fair value method, the after-tax expense relating to the stock options would have been $14 in 2003, $13 in 2002 and $357 in 2001. In calculating the fair value of the stock options, the following assumptions were used: initial annual dividend rate of 1.5% per share; a risk free interest rate of 6.25% and an expected life of five years. The following table presents the pro forma net income as if the fair value method had been applied to the stock options.

	Year Ended December 31,
	2003	2002	2001

Net income as reported	$ 8,717	$ 7,221	$ 6,731
Deduct stock-based compensation,
determined under fair value	14	13	357

Pro forma net income, FAS 123 adjusted	$ 8,703	$ 7,208	$ 6,374

Net income per share -- basic
As reported	$ 1.03	$ .89	$ .87
Pro forma, FAS 123 adjusted	1.03	.89	.82

Net income per share -- diluted
As reported	$ .99	$ .85	$ .82
Pro forma, FAS 123 adjusted	.99	.85	.77

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
December 31, 2003
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

Net Income Per Share and Common Shares--Basic net income per share is determined by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the weighted-average number of shares is increased to include the effect of stock options that were granted and outstanding during the period and the assumed exercise of stock subscription rights.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

B.  Accounting Policies (continued)

Accounting Standard Previously Adopted--Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("FAS") No.141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. FAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. There was no impairment of goodwill upon adoption of FAS 142. We performed an impairment analysis during 2003 and 2002 and concluded that the carrying amount of goodwill was appropriate. Supplemental comparative disclosure, as if the change had been retroactively applied, follows:

	Year Ended December 31,
	2003	2002	2001

Cease goodwill amortization	$ -	$ -	$ 150

Net income as reported	$ 8,717	$ 7,221	$ 6,731
Cease goodwill amortization, net of tax	-	-	105

Pro forma net income, FAS 142 adjusted	$ 8,717	$ 7,221	$ 6,836

Net income per share - basic
As reported	$ 1.03	$ .89	$ .87
Pro forma net income, FAS 142 adjusted	1.03	.89	.88

Net income per share - diluted
As reported	$ .99	$ .85	$ .82
Pro forma net income, FAS 142 adjusted	.99	.85	.83

Recently Issued Disclosure Pronouncement--In December 2003, the FASB issued FAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132 (revised 2003) requires additional disclosures which have been included in these financial statements.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	December 31,
	2003	2002

Accounts receivable	$ 62,986	$ 57,376
Receivables under contractual arrangements	4,458	5,880

	67,444	63,256

Less prepetition accounts receivable from PG&E classified as noncurrent other assets	11,931	12,490

	55,513	50,766

Less allowances for doubtful accounts	1,740	1,569

	$ 53,773	$ 49,197

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

 C.  Accounts Receivable, Net (continued)

Confirmation hearings were concluded in the U.S. Bankruptcy Court for the Northern District of California and the Settlement Plan was confirmed and the confirmation order was signed on December 22, 2003.  In addition, the CPUC held hearings on the Settlement Plan and on December 18, 2003 voted three-to-two in favor of the plan that was confirmed by the bankruptcy court.  Certain appeals and legal challenges are currently pending with regard to both the bankruptcy court order and the CPUC decision.  The effective date of the plan of reorganization as contemplated in the confirmation order entered by the bankruptcy court is March 31, 2004.  That date may be changed to a date in the second quarter of 2004 to accommodate contingencies that must be met before the plan can become effective.  Legal challenges and the appeals filed in response to the confirmation order and the CPUC decision could lead to other delays.

Management has monitored the situation closely and will continue to assess the collectibility of its receivables from PG&E.  In management's opinion, the prepetition receivables from PG&E are collectible.  Because of the uncertainty as to when payment will be received, the prepetition receivables are classified as noncurrent other assets.

The balance of prepetition accounts receivable,$11,931,has been reduced from the initial April 6, 2001 balance outstanding, $13,326, by interest payments received from PG&E totaling $559 during 2003 and $836 during 2002.

D.  Supplemental Balance Sheet and Cash Flow Information

The following items comprise the amounts included in the balance sheets:

	December 31,
Other currents assets	2003	2002

Refundable income taxes	$ -	$ 360
Deferred income taxes	4,857	3,730

Total	$ 4,857	$ 4,090

	December 31,
Other assets	2003	2002

Prepaid pension costs	$ 10,766	$ 11,324
Prepetition accounts receivable from PG&E	11,931	12,490
Deposits	1,467	1,416

Total	$ 24,164	$ 25,230

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

D.  Supplemental Balance Sheet and Cash Flow Information (continued)

	December 31,
Identified intangibles and goodwill, net	2003	2002

Customer lists	$ 5,925	$ 5,381
Noncompete agreements	1,892	1,674
Tradenames	249	195
Goodwill	5,288	4,638

	13,354	11,888
Less accumulated amortization	5,831	4,328

Total	$ 7,523	$ 7,560

	December 31,
Accrued expenses	2003	2002

Employee compensation	$ 6,358	$ 6,526
Accrued vacation	2,692	2,491
Self-insured medical claims	1,653	1,029
Commercial insurance payable	3,897	3,444
Income taxes payable	920	-
Taxes, other than income	955	1,087
Other	1,933	2,082

Total	$ 18,408	$ 16,659

Supplemental cash flow information follows:

	Year Ended December 31,
	2003	2002	2001

Interest paid	$ 2,183	$ 3,046	$ 5,330
Income taxes paid (refunds received), net	7,405	4,585	2,465
Noncash transactions:
Debt issued for purchase of business	799	2,860	-
Common share subscriptions	-	10,032	-
Detail of acquisitions:
Assets acquired:
Equipment	384	1,706	63
Intangibles	1,395	5,699	20
Liabilities assumed	-	(257)	-
Debt issued for purchase of businesses	(799)	(2,860)	-

Cash paid	$ 980	$ 4,288	$ 83

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

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

Summarized information on the Company's defined benefit pension plans follows:

	December 31,
	2003	2002
Change in benefit obligation

Projected benefit obligation at beginning of year	$ 17,216	$ 15,419
Service cost	873	875
Interest cost	1,184	1,083
Actuarial loss	2,327	1,461
Benefit payments	(1,637)	(1,622)

Projected benefit obligation at end of year	$ 19,963	$ 17,216

Accumulated benefit obligation at end of year	$ 17,743	$ 15,476

	December 31,
	2003	2002
Change in fair value of plan assets

Fair value of plan assets at beginning of year	$ 22,813	$ 29,413
Actual return on plan assets	4,155	(4,978)
Benefit payments	(1,637)	(1,622)

Fair value of plan assets at end of year	$ 25,331	$ 22,813

	December 31,
	2003	2002
Funded status

Fair value of plan assets at end of year	$ 25,331	$ 22,813
Projected benefit obligation at end of year	19,963	17,216

Plan assets in excess of benefit obligation	5,368	5,597
Unrecognized net actuarial loss	5,930	6,328
Unrecognized prior service cost	39	42
Unrecognized transition asset	(571)	(643)

Prepaid pension costs recognized in balance sheet	$ 10,766	$ 11,324

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

E.  Pension Plans (continued)

The assumptions used in developing the benefit obligations were as follows:

	December 31,
	2003	2002
Weighted-average assumptions

Discount rate used to determine projected benefit obligation	6.25%	6.75%
Expected return on plan assets	8.00	8.00
Rate of increase in compensation	4.50	4.50

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2003	2002	2001
Components of pension expense (income)

Service costs -- increase in benefit obligation earned	$ 873	$ 875	$ 786
Interest cost on projected benefit obligation	1,184	1,083	973
Expected return on plan assets	(1,767)	(2,287)	(2,732)
Amortization of net actuarial loss (gains)	336	(6)	(491)
Amortization of prior service cost	4	4	(34)
Amortization of transition asset	(72)	(72)	(72)

Net pension expense (income) of defined benefit pension plans	$ 558	$ (403)	$ (1,570)

In addition to the Company sponsored defined benefit plans, the Company contributes to several multiemployer plans. Total pension expense for multiemployer plans was $171 in 2003, $180 in 2002, and $289 in 2001.

 The percentage of the fair value of total plan assets, by major category, were as follows, along with the target range-of-percentage allocations for 2004 used as investment strategy.

	Percentage of Plan Assets at December 31,		Target Allocations
	2003	2002	2004
Plan assets - asset category

Equity securities	71%	62%	60% to 75%
Debt securities	29	38	25% to 40%

Total	100%	100%

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

E.  Pension Plans (continued)

Target range-of-percentage allocations to major categories of plan assets are based on the expected returns for the following 12-to-18 months. Equity securities are expected to be well-diversified with 35-to-50 issues, with no single holding exceeding 7% of total equity securities. Debt securities consist of issues rated as investment-grade, generally with a laddered-maturity structure ranging from 1-to-12 years. There is no specific prohibition to investing in real estate or international equity securities, but the categories must not exceed 10% of total plan assets. Derivatives, options or leverage are not used.

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets, as at December 31, 2003, was 8.3%.

The benefits, as of December 31, 2003, expected to be paid to defined-benefit plan participants in each of the next five years and in the aggregate for the five years thereafter, follows.

Participants Benefits
Estimated future payments

Year ending December 31, 2004	$ 1,020
2005	1,022
2006	1,028
2007	1,031
2008	1,033
Years 2009 to 2013	5,547

 The Company expects, as of December 31, 2003, that it will not be necessary to make contributions to the defined benefit pension plans in 2004.

F.  Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2003	2002

Notes payable	$ 355	$ 810
Current portion of long-term debt	1,525	432

	$ 1,880	$ 1,242

The $355 note payable, with interest approximating 4.0%, is due on September 1, 2004.

At December 31, 2003, the Company also had unused short-term lines of credit with several banks totaling $3,549,generally at the banks' prime rate.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

F.  Short-Term and Long-Term Debt (continued)

 Long-term debt consisted of the following:

	December 31,
	2003	2002
Revolving credit facility
Prime rate borrowings	$ 3,300	$ 400
LIBOR borrowings	26,000	34,000

	29,300	34,400
Subordinated notes, share redemptions	-	389
Term loans	2,403	2,248

	31,703	37,037
Less current portion	1,525	432

	$ 30,178	$ 36,605

Revolving Credit Facility--The Company has a $90,000 three-year revolving credit facility with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $40,000 (amended in January 2004 to $40,000 from a previous $30,000 letter of credit sublimit).  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of December 31, 2003, the Company had unused commitments under the facility approximating $32,894, with $57,106 committed under the agreement, consisting of borrowings of $29,300 and issued letters of credit of $27,806.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .20% to .45% is also required based on the average daily unborrowed commitment.

Term Loans--The weighted-average interest on the term loans approximated 4.47% (5.46% at December 31, 2002).

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the four years subsequent to December 31, 2003 were as follows: 2004--$1,525; 2005--$29,773; 2006--$365 and 2007--$40.

Interest rate swaps-The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of December 31, 2003, the Company had an interest rate swap outstanding, with an underlying notional amount totaling $15,000, requiring interest to be paid at 4.14% and maturing in November 2005.  The fair value of the swap is the amount quoted by the financial institution that the Company would pay to terminate the agreements, a liability of $259 at December 31, 2003.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

G.  Self-Insurance Accruals

Components of the Company's self-insurance accruals for workers' compensation, vehicle liability and general liability follow:

	December 31,
	2003	2002

Workers' compensation	$ 19,255	$ 15,782
Present value discount	2,713	2,193

	16,542	13,589
Vehicle liability	5,542	5,176
General liability	5,376	4,161

Total	27,460	22,926
Less current portion	10,513	9,433

Noncurrent portion	$ 16,947	$ 13,493

The table below reconciles the changes in the self-insurance accruals for losses and related payments and sets forth the discount rate used for the workers compensation accrual.

	December 31,
	2003	2002

Balance, beginning of year	$ 22,926	$ 19,634
Provision for claims	18,927	19,227
Change in discount rate	-	99
Payment for claims	14,393	16,034

Balance, end of year	$ 27,460	$ 22,926

Workers' compensation discount rate	4.50%	4.50%

H.  Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2003	2002

Equipment	$ 5,121	$ 5,125
Less accumulated amortization	2,705	2,103

	$ 2,416	$ 3,022

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

H.  Lease Obligations (continued)

The Company also leases facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2003 were as follows:

	Lease Obligations
	Capital	Operating
Minimum lease obligations
Year ending December 31, 2004	$ 844	$ 1,931
2005	934	1,303
2006	705	958
2007	981	736
2008	-	359
2009 and after	-	321

Total minimum lease payments	3,464	$ 5,608

Amounts representing interest	415

Present value of net minimum lease payments	3,049
Less current portion	661

Long-term capital lease obligations, December 31, 2003	$ 2,388

Total rent expense under all operating leases was $2,813 in 2003, $2,567 in 2002 and $2,437 in 2001.

I.  Common Shares and Preferred Shares

The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued was 10,728,440 during each of the three years in the period ended December 31, 2003. The number of shares in the treasury for each of the three years in the period ended December 31, 2003 were as follows: 2003--2,924,235;  2002-- 3,048,073;  and, 2001-- 2,999,526.

The Company's stock is not listed or traded on an active stock market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value based upon the Company's performance and financial condition. Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares. During 2003, purchases of common shares totaled 456,725 shares for $5,987 in cash; the Company also had direct sales, to directors and employees of 5,798 shares for $76, excluding those shares issued through either the exercise of options or the employee stock purchase plan. It also sold 86,055 shares from the Company's 401(k) plan for $1,112and issued 45,217 shares to participant accounts to satisfy its liability for the 2002 employer match in the amount of $579.  The liability accrued at December 31, 2003 for the 2003 employer match was $718. There were also 83,061 shares purchased during 2003 under the employee stock purchase plan.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

I.  Common Shares and Preferred Shares (continued)

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding.

	December 31,
	2003	2002

Shares outstanding, beginning of year	7,680,367	7,728,914

Shares purchased	(456,725)	(578,092)
Shares sold to employees and directors	220,131	200,824
Stock subscription offering - cash purchases	1,387	16,207
Options exercised	359,045	312,514

	123,838	(48,547)

Shares outstanding, end of year	7,804,205	7,680,367

On December 31, 2003, the Company had 7,804,205 common shares outstanding, options exercisable to purchase 506,870 common shares, partially-paid subscriptions for 809,972 common shares and purchase rights outstanding for 258,609 common shares.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

J.  Employee Stock Ownership Plan and 401KSOP (continued)

Effective January 1, 1997, the Company commenced operation of the "The Davey 401KSOP and ESOP," which retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before‑tax contributions, within Internal Revenue Service established limits, through payroll deductions. The Company will match, in either cash or Company stock, 50% of each participant's before-tax contribution, limited to the first 3% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. The Company's cost of this plan, consisting principally of the employer match, was $718 in 2003, $586 in 2002, and $500 in 2001.

K.  Employee Stock Purchase Plan and Stock Option Plans

Employee Stock Purchase Plan--The Company has an employee stock purchase plan that provides the opportunity for all full-time employees with one year of service to purchase shares through payroll deductions. Purchases under the plan, at 85% of the fair market value of the common shares, have been as follows:

	Year Ended December 31,
	2003	2002	2001

Number of employees participating	900	775	900

Shares purchased during the year	83,061	105,609	132,963

Weighted average per share purchase price paid	$ 11.18	$ 10.36	$ 9.59

Cumulative shares purchased since 1982	3,627,232	3,544,171	3,438,562

Stock Option Plans--The 1994 Omnibus Stock Plan (Stock Plan) consolidated into a single plan provisions for the grant of stock options and other stock based incentives and maintenance of the employee stock purchase plan. Prior to adoption of the Stock Plan, the Company had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 1,600,000 during the ten‑year term of the Stock Plan. Shares purchased since 1994 under the stock purchase plan were 1,317,328. Each nonemployee director elected or appointed, and reelected or reappointed, will receive a director option that gives the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant. The director options are exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan. The grant of awards, other than director options, is at the discretion of the compensation committee of the Board of Directors.  Shares available for grant at December 31, 2003 were 10,868.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

K.  Employee Stock Purchase Plan and Stock Option Plans (continued)

A summary of the Company's stock option activity, excluding director options, is presented below:

	2003		2002		2001
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding, beginning of year	819,915	$ 7.49	1,161,147	$ 7.15	1,301,696	$ 7.07
Granted	512,500	13.50	-	-	-	-
Exercised	(351,045)	6.97	(312,514)	6.36	(140,549)	6.36
Forfeited	(10,000)	6.91	(28,718)	6.14	-	-

Outstanding, end of year	971,370	10.82	819,915	7.49	1,161,147	7.15

The following table summarizes information about stock options outstanding and exercisable, excluding director options at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

$ 7.90	458,870	2.9 years	$ 7.90	458,870	$ 7.90
$ 13.50	512,500	9.9 years	$ 13.50	-	-

	971,370			458,870

A summary of the status of the Company's director options is presented below:

	2003		2002		2001
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding, beginning of year	48,000	$ 12.39	44,000	$ 12.16	40,000	$ 11.60
Granted	8,000	12.80	8,000	12.00	12,000	11.00
Exercised	(8,000)	10.79	-	-	-	-
Forfeited	-	-	(4,000)	9.10	(8,000)	7.41

Outstanding and exercisable, end of year	48,000	12.72	48,000	12.39	44,000	12.16

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

L.  Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follows:

	Year Ended December 31,
	2003	2002	2001
Comprehensive Income
Net income	$ 8,717	$ 7,221	$ 6,731
Other comprehensive income (loss)
Foreign currency translation adjustment	846	13	(99)
Derivative instruments:
Cumulative effect of accounting change	-	-	(170)
Change in fair value of interest rate swap	105	225	(419)

	105	225	(589)

Other comprehensive income (loss), before income taxes	951	238	(688)
Income tax benefit (expense), related to items of other comprehensive income	(40)	(86)	224

Other comprehensive income	911	152	(464)

Comprehensive income	$ 9,628	$ 7,373	$ 6,267

	December 31,
	2003	2002	2001
Accumulated comprehensive income (loss)

Foreign currency translation adjustments	$ 15	$ (831)	$ (844)
Fair value of interest rate swap	(161)	(226)	(365)

Accumulated comprehensive income (loss)	$ (146)	$ (1,057)	$ (1,209)

M.  Income Taxes

Income before income taxes were attributable to the following sources:

	Year Ended December 31,
	2003	2002	2001

United States	$ 13,324	$ 11,023	$ 10,287
Canada	1,409	914	849

Total	$ 14,733	$ 11,937	$ 11,136

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

M.  Income Taxes (continued)

Income taxes have been provided as follows:

	Year Ended December 31,
	2003	2002	2001
Currently payable:
Federal	$ 6,131	$ 3,143	$ 3,180
State	1,493	826	900
Canadian	543	425	442

Total current	8,167	4,394	4,522
Deferred taxes	(2,151)	322	(117)

Total taxes on income	$ 6,016	$ 4,716	$ 4,405

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's current net deferred tax assets at December 31, were as follows:

	Year Ended December 31,
	2003	2002
Deferred tax assets:
Accrued compensated absences	$ 524	$ 491
Self-insurance accruals	3,551	2,812
Other	782	427

Net deferred income tax assets--current	$ 4,857	$ 3,730

Significant components of the Company's noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	Year Ended December 31,
	2003	2002
Deferred tax assets:
Self-insurance accruals	$ 5,738	$ 4,349
Other	851	281

	6,589	4,630
Deferred tax liabilities:
Tax over financial reporting depreciation and amortization	9,050	7,884
Prepaid pension costs	3,637	3,827

	12,687	11,711

Net deferred income tax liability--noncurrent	$ (6,098)	$ (7,081)

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

M.  Income Taxes (continued)

A reconciliation of the expected statutory U.S. federal rate to the Company's actual effective income tax rate follows:

	Year Ended December 31,
	2003	2002	2001
Statutory U.S. federal tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.7	4.6	5.4
Effect of Canadian income taxes	.4	1.0	(.1)
Meals disallowance	1.4	1.5	.9
Other	(1.7)	(1.6)	(.6)

Effective income tax rate	40.8%	39.5%	39.6%

N.  Net Income Per Share

Net income per share is computed as follows:

	Year Ended December 31,
	2003	2002	2001
Income available to common shareholders:
Net income	$ 8,717	$ 7,221	$ 6,731

Weighted average shares:
Basic:
Outstanding	7,659,901	7,781,902	7,756,949
Partially-paid share subscriptions	809,972	342,915	-

Basic weighted average shares	8,469,873	8,124,817	7,756,949

Diluted:
Basic from above	8,469,873	8,124,817	7,756,949
Incremental shares from assumed:
Exercise of stock subscription purchase rights	22,750	4,322	-
Exercise of stock options	312,891	379,047	473,740

Diluted weighted average shares	8,805,514	8,508,186	8,230,689

Net income per share:
Basic	$ 1.03	$ .89	$ .87

Diluted	$ .99	$ .85	$ .82

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

O.  Operations by Segment and Geographic Information (continued)

 Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2003
Revenues	$ 145,638	$ 166,324	$ 34,301	$ -		$ 346,263
Income (loss) from operations	2,107	13,994	2,555	(2,327)	(a)	16,329

Interest expense				2,062		2,062
Other income (expense), net				466		466

Income before income taxes						14,733

Depreciation	$ 7,651	$ 6,927	$ 1,903	$ 2,793	(b)	$ 19,274
Capital expenditures	8,158	5,910	2,863	3,044		19,975
Segment assets, total	44,596	46,925	12,401	62,915	(c)	166,837

Fiscal Year 2002
Revenues	$ 132,875	$ 155,689	$ 30,709	$ -		$ 319,273
Income (loss) from operations	1,898	12,901	2,032	(2,834)	(a)	13,997

Interest expense				3,121		3,121
Other income (expense), net				1,061		1,061

Income before income taxes						11,937

Depreciation	$ 8,160	$ 7,127	$ 1,559	$ 2,524	(b)	$ 19,370
Capital expenditures	5,456	5,580	2,151	2,940		16,127
Segment assets, total	40,727	43,159	11,706	65,564	(c)	161,156

Fiscal Year 2001
Revenues	$ 148,295	$ 145,723	$ 27,266	$ -		$ 321,284
Income (loss) from operations	3,535	14,331	1,155	(3,171)	(a)	15,850

Interest expense				4,993		4,993
Other income (expense), net				279		279

Income before income taxes						11,136

Depreciation	$ 8,302	$ 6,830	$ 1,400	$ 2,522	(b)	$ 19,054
Capital expenditures	4,209	3,576	1,907	2,000		11,692
Segment assets, total	45,571	37,812	9,101	62,989	(c)	155,473

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.
(b)	Reduction to straight-line depreciation expense from declining balance method and depreciation and amortization of corporate assets.
(c)	Corporate assets include cash and cash equivalents, prepaid expenses, corporate facilities, enterprise-wide information systems, intangibles, and deferred and other nonoperating assets.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

O.  Operations by Segment and Geographic Information (continued)

 Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2003	2002	2001
Revenues

United States	$ 325,454	$ 301,075	$ 304,109
Canada	20,809	18,198	17,175

	$ 346,263	$ 319,273	$ 321,284

	Year Ended December 31,
	2003	2002	2001
Long-lived assets, net

United States	$ 67,313	$ 69,309	$ 68,512
Canada	6,963	5,114	4,127

	$ 74,276	$ 74,423	$ 72,639

P.  Commitments and Contingencies

At December 31, 2003, the Company was contingently liable to its principal banks in the amount of $32,036 for letters of credit outstanding primarily related to insurance coverage.

In certain circumstances, the Company has performance obligations that are supported by surety bonds in connection with its contractual commitments.

The Company is party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. Management is of the opinion that liabilities which may result are adequately covered by insurance, or reflected in the self-insurance accruals, and would not be material in relation to the financial position or results of operations.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2003
(In thousands, except share data)

Q.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2003 and 2002.

	Fiscal 2003, Three Months Ended
	Mar 30	Jun 29	Sep 28	Dec 28
Revenues	$ 68,094	$ 93,348	$ 92,619	$ 92,202
Gross profit	19,868	34,615	33,719	31,607
Income (loss) from operations	(3,956)	9,324	7,130	3,831
Net income (loss)	(2,908)	5,462	3,959	2,204

Earnings (loss) per share -- Basic	$ (.37)	$ .69	$ .51	$ .28

Earnings (loss) per share -- Diluted	$ (.37)	$ .67	$ .48	$ .27

ESOT Valuation per share	$ 12.80	$ 13.50	$ 13.50	$ 15.70

	Fiscal 2002, Three Months Ended
	Mar 31	Jun 30	Sep 29	Dec 29
Revenues	$ 64,373	$ 93,354	$ 80,705	$ 80,841
Gross profit	19,156	32,524	28,049	27,995
Income (loss) from operations	(2,801)	7,762	3,750	5,286
Net income (loss)	(2,170)	4,778	1,674	2,939

Earnings (loss) per share -- Basic	$ (.28)	$ .61	$ .20	$ .34

Earnings (loss) per share -- Diluted	$ (.28)	$ .58	$ .19	$ .33

ESOT Valuation per share	$ 12.00	$ 12.40	$ 12.40	$ 12.80

*  *  *  *  *