Form 10-Q
period 2004-04-03
DAVEY TREE EXPERT CO
filed 2004-05-07
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X _	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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
Yes   X    No

There were 7,770,615 Common Shares outstanding as of May 3, 2004.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 3, 2004

Part  I.     Financial Information

Item 1.     Financial Statements (Unaudited)

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	April 3, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 309	$ 211
Accounts receivable, net	53,005	53,773
Operating supplies	3,806	3,396
Other current assets	10,139	11,017

Total current assets	67,259	68,397

Property and equipment	248,627	238,636
Less accumulated depreciation	175,434	171,883

	73,193	66,753

Other assets	25,422	24,164
Identified intangible assets and goodwill, net	8,338	7,523

	$ 174,212	$ 166,837

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 16,580	$ 16,727
Accrued expenses	15,337	18,408
Other current liabilities	14,221	13,054

Total current liabilities	46,138	48,189

Long-term debt	37,934	30,178
Self-insurance accruals	19,296	16,947
Other noncurrent liabilities	9,312	9,376

	112,680	104,690

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	6,386	6,528
Common shares subscribed, unissued	9,703	9,720
Retained earnings	87,952	89,158
Accumulated other comprehensive income (loss)	(254)	(146)

	114,515	115,988
Less: Cost of common shares in treasury; 2,882 shares at April 3 and 2,924 shares at December 31	45,807	46,516
Common share subscription receivable	7,176	7,325

	61,532	62,147

	$ 174,212	$ 166,837

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 3, 2004	March 29, 2003

Revenues	$ 79,485	$ 68,094

Costs and expenses:
Operating	53,876	48,226
Selling	14,297	11,970
General and administrative	7,894	6,850
Depreciation and amortization	5,207	5,004

	81,274	72,050

Loss from operations	(1,789)	(3,956)

Other income (expense):
Interest expense	(450)	(705)
Interest income	1,613	92
Other, net	(473)	(238)

Loss before income taxes	(1,099)	(4,807)

Income taxes (benefit)	(451)	(1,899)

Net loss	$ (648)	$ (2,908)

Net loss per share--basic and diluted	$ (.08)	$ (.37)

Weighted average shares outstanding:
Basic and diluted	8,012	7,880

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2004	March 29, 2003
Operating activities
Net loss	$ (648)	$ (2,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,207	5,005
Other	(228)	268

	4,331	2,365
Changes in operating assets and liabilities:
Accounts receivable	768	5,397
Operating liabilities	(1,353)	(4,011)
Other	(467)	(3,826)

	(1,052)	(2,440)

Net cash provided by (used in) operating activities	3,279	(75)

Investing activities
Capital expenditures, equipment	(10,635)	(4,821)
Other	(598)	(254)

Net cash used in investing activities	(11,233)	(5,075)

Financing activities
Revolving credit facility proceeds, net	7,300	4,900
Purchase of common shares for treasury	(675)	(394)
Sale of common shares from treasury	1,374	128
Dividends	(561)	(510)
Other	614	1,016

Net cash provided by financing activities	8,052	5,140

Increase (decrease) in cash and cash equivalents	98	(10)

Cash and cash equivalents, beginning of period	211	591

Cash and cash equivalents, end of period	$ 309	$ 581

Supplemental cash flow information follows:
Interest paid	$ 473	$ 592
Income taxes paid	383	274
Noncash transactions:
Debt issued for purchases of businesses	1,138	219

Detail of acquisitions:
Assets acquired:
Equipment	$ 372	$ 121
Intangibles	1,203	328
Debt issued for purchases of businesses	1,138	219

Cash paid	$ 437	$ 230

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2004
(Amounts in thousands, except share data)

A.  Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Such adjustments consist of normal recurring items and accruals, except for the recognition of $1,536 of interest income in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Certain information and disclosures required by GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

The following table summarizes the impact on net loss and net loss per share had the Company used the fair value method of accounting, the alternative policy in FAS No. 123, "Accounting for Stock-Based Compensation."

Three Months Ended
	April 3, 2004	March 29, 2003

Net loss as reported	$ (648)	$ (2,908)
Deduct stock-based compensation, determined under fair value	16	-

Pro forma net loss, FAS 123 adjusted	$ (664)	$ (2,908)

Net loss per share--basic and diluted
As reported	$ (.08)	$ (.37)
Pro forma, FAS 123 adjusted	$ (.08)	$ (.37)

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2004
(Amounts in thousands, except share data)

B.  Seasonality of Business

Operating results for the three months ended April 3, 2004 are not indicative of results that may be expected for the year ending December 31, 2004 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

C.  Accounts Receivable and Collection of Receivable from Pacific Gas & Electric

Accounts receivable, net, consisted of the following:

	April 3, 2004	December 31, 2003

Accounts receivable	$ 60,545	$ 62,986
Receivables under contractual arrangements	7,643	4,458

	68,188	67,444
Less prepetition accounts receivable from PG&E classified as noncurrent other assets	13,326	11,931

	54,862	55,513
Less allowances for doubtful accounts	1,857	1,740

	$ 53,005	$ 53,773

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

On April 12, 2004, Pacific Gas & Electric ("PG&E") announced that its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective and that the holders of record of allowed claims would be paid.  Davey Tree was a holder of allowed claims related to prepetition accounts receivable that arose prior to the filing date of PG&E's voluntary bankruptcy petition on April 6, 2001.

PG&E voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001.  On June 19, 2003, it was announced that Pacific Gas & Electric Corporation ("PG&E Corporation," the parent company of PG&E), the staff of the California Public Utilities Commission ("CPUC"), and PG&E entered into a settlement agreement.  Subsequently, PG&E Corporation, PG&E, and the Official Committee of Unsecured Creditors ("OCC"), as co-proponents, filed the settlement agreement with the bankruptcy court.  In December 2003, the CPUC approved the settlement agreement and the bankruptcy court confirmed the plan of reorganization.

PG&E is one of the Company's largest utility customers.  Subsequent to the bankruptcy petition date, April 6, 2001, the Company continued to provide services under the terms of its contracts with PG&E.  The Company continues to perform services for PG&E and receives payment for post-petition date services performed.

On April 13, 2004, the Company received payment of $13,326, from PG&E in settlement of allowed claims related to prepetition accounts receivable.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2004
(Amounts in thousands, except share data)

C.  Accounts Receivable and Collection of Receivable from Pacific Gas & Electric (continued)

For the period from the bankruptcy petition date, April 6, 2001, to the date of payment, interest was payable on the prepetition accounts receivable.  Interest received through April 3, 2004 totaled $1,536 (with $141 received in year-to-date 2004; $559 in 2003, and $836 in 2002).

As periodic interest payments were received by the Company, the carrying amount of the prepetition accounts receivable was reduced from the initial April 6, 2001 balance of $13,326.  The carrying amount of the prepetition accounts receivable was $11,931 as of December 31, 2003.

In receiving the $13,326 payment on April 13, 2004, the amount of the prepetition accounts receivable was restored to the initial balance of $13,326 by recognizing $1,536 of interest income, reported in the results of operations for the first quarter ended April 3, 2004.

The $13,326 payment was used to reduce borrowings outstanding under the Company's revolving credit facility in the second quarter of 2004.

D.  Pension Plans

Substantially all of the Company's domestic employees are covered by two noncontributory defined benefit pension plans. The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans:

	April 3, 2004	March 29, 2003

Components of pension expense

Service costs--increase in benefit obligation earned	$ 268	$ 218
Interest cost on projected benefit obligation	318	296
Expected return on plan assets	(493)	(442)
Recognized net actuarial (gains) loss	67	84
Amortization of prior service cost	1	1
Amortization of transition asset	(18)	(18)

Net pension expense of defined benefit pension plans	$ 143	$ 140

The Company expects, as of April 3, 2004, that it will not be necessary to make contributions to the defined-benefit pension plans in 2004.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2004
(Amounts in thousands, except share data)

E.  Long-Term Debt

Long-term debt consisted of the following:

	April 3, 2004	December 31, 2003

Revolving credit facility
Prime rate borrowings	$ 4,600	$ 3,300
LIBOR borrowings	32,000	26,000

	36,600	29,300

Term loans	3,143	2,403

	39,743	31,703
Less current portion	1,809	1,525

	$ 37,934	$ 30,178

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

As of April 3, 2004, the Company had unused commitments under the facility approximating $20,594, with $69,406 committed under the agreement, consisting of borrowings of $36,600 and issued letters of credit of $32,806.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .20% to .45% is also required based on the average daily unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of April 3, 2004, the Company had an interest rate swap outstanding, with an underlying notional amount totaling $15,000, requiring interest to be paid at 4.14% and maturing in November 2005.  The fair value of the swap is the amount quoted by the financial institution that the Company would pay to terminate the agreements, a liability of $345 at April 3, 2004.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2004
(Amounts in thousands, except share data)

 F.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three Months Ended
	April 3, 2004	March 29, 2003
Comprehensive Income (loss)

Net loss	$ (648)	$ (2,908)
Other comprehensive income (loss)
Foreign currency translation adjustments	(55)	149
Derivative instruments:
Change in fair value of interest rate swap	(86)	30

Other comprehensive income (loss), before income taxes	(141)	179
Income tax benefit (expense), related to items of other comprehensive income (loss)	33	(11)

Other comprehensive income (loss)	(108)	168

Comprehensive income (loss)	$ (756)	$ (2,740)

G.  Net Income (Loss) Per Share, Dividends and Common Shares Outstanding

Net income (loss) per share is computed as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
Income available to common shareholders:
Net loss	$ (648)	$ (2,908)

Weighted average shares:
Basic:
Outstanding	7,809,930	7,679,523
Partially-paid share subscriptions	201,585	200,893

Basic weighted average shares	8,011,515	7,880,416

Diluted:
Basic from above	8,011,515	7,880,416
Incremental shares from assumed:
Exercise of stock subscription purchase rights	45,976	12,510
Exercise of stock options	215,004	334,397

Diluted weighted average shares	8,272,495	8,227,323

Net loss per share--basic and diluted	$ (.08)	$ (.37)

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2004
(Amounts in thousands, except share data)

G.  Net Income (Loss) Per Share, Dividends and Common Shares Outstanding (continued)

Dividends--On March 10, 2004, the Company paid a $.065 per share dividend to common shareholders of record on March 1, 2004.  On March 10, 2003, a $.06 per share dividend was paid to common shareholders of record on March 1, 2003.

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended April 3, 2004 follows:

Shares outstanding at December 31, 2003	7,804,205

Shares purchased	(44,707)
Shares sold to employees	75,537
Stock subscription offering shares issued	196
Options exercised	11,346

42,372

Shares outstanding at April 3, 2004	7,846,577

On April 3, 2004, the Company had 7,846,577 common shares outstanding, options exercisable to purchase 495,524 common shares, partially-paid subscriptions for 808,555 common shares and purchase rights outstanding for 257,900 common shares.

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
April 3, 2004
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

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended April 3, 2004

Revenues	$ 39,299	$ 31,715	$ 8,471	$ -	$ 79,485
Income (loss) from operations	1,664	(2,196)	(47)	(1,210) (a)	(1,789)

Interest expense				450	450
Interest income				1,613	1,613
Other income (expense), net				(473)	(473)

Loss before income taxes					$ (1,099)

Three Months Ended March 29, 2003

Revenues	$ 33,423	$ 28,546	$ 6,125	$ -	$ 68,094
Income (loss) from operations	125	(2,550)	(283)	(1,248) (a)	(3,956)

Interest expense				705	705
Interest income				92	92
Other income (expense), net				(238)	(238)

Loss before income taxes					$ (4,807)

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended
	April 3, 2004	March 29, 2003

Revenues	100.0%	100.0%

Costs and expenses:
Operating	67.8	70.8
Selling	18.0	17.6
General and administrative	9.9	10.1
Depreciation and amortization	6.6	7.3

Loss from operations	(2.3)	(5.8)

Other income (expense):
Interest expense	(.5)	(1.1)
Interest income	2.0	.1
Other, net	(.6)	(.3)

Loss before income taxes	(1.4)	(7.1)

Income taxes	(.6)	(2.8)

Net loss	(.8)%	(4.3)%

Overview

Revenues of $79,485 were 16.7% higher than last year's revenues of $68,094.  All operating segments experienced revenue increases from the same period last year.  Utility Services revenues increased 17.6% while Residential and Commercial Services were up 11.1%.  All other revenues, comprised of the Canadian operations and Davey Resource Group, were up 37.2%.

Overall, loss from operations of $1,789 declined $2,167 or 54.8% from the $3,956 loss experienced in 2003.  All operating segments contributed to the improvements, a reflection of the continued demand for all services.

Net loss of $648 was $2,260 or 77.7% less than the $2,908 loss experienced in the first quarter 2003. The net loss was favorably impacted by lower losses from operations, a decrease in interest expense, the result of lower interest rates and lower average debt levels, and by the recognition of $1,536 of interest income in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Results of Operations--Three Months Ended April 3, 2004 Compared to Three Months Ended March 29, 2003.

Revenues--Revenues of $79,485 increased $11,391 from the $68,094 earned in 2003. Utility Services increased $5,876 or 17.6% from the prior year. Contract pricing adjustments, new contracts and increased productivity, within our eastern and western utility operations accounted for the increase.  Residential and Commercial services increased $3,169 or 11.1% over the same period last year, the result of acquisitions made in 2003 and more favorable weather conditions than in the same period last year.  Canadian operations increased $2,092 or 70.8% from the $2,953 earned in 2003.  The increase is due to additional revenues related to the infestation of the Asian Longhorned Beetle (ALB) within Canada as well as more favorable weather conditions.

Operating Expenses--Operating expenses of $53,876 increased $5,650 from the first quarter of 2003 but as a percentage of revenues decreased 3.0% to 67.8%. Utility Services increased $2,998 or 11.4% from the first quarter of 2003.  Additional costs for labor and equipment associated with the start-up of new contracts obtained within our eastern utility operations as well as additional costs related to the increased revenues within our western utility operations gave rise to the increase.  Residential and Commercial services increased $1,661 or 9.5% for labor and materials associated with the increase in revenues.  Canadian operations experienced an increase of $1,192 or 60.6% from the prior period for labor and subcontractor costs associated with the increased revenues.

Selling Expenses--Selling expenses of $14,297 increased $2,327 over the same period last year and as a percentage of revenues increased .4% to 18.0%.  Utility Services experienced an increase of $840 or 27.1% over the same period last year, primarily for field management wages. Residential and Commercial Services experienced an increase of $799 or 9.4% over the same quarter last year. The increase is attributable to field management wages and incentives, advertising expense and employee development expense.  Canadian operations increased $424 or 56.5% from the first quarter 2003.  Increased field management incentives, the result of increased revenues, contributed to the increase.

General and Administrative Expenses--General and administrative expenses of $7,894 increased $1,044 or 15.2% from the $6,850 experienced in 2003, but as a percentage of revenues declined .2% to 9.9%.Increases in salaries and incentive expense, the result of increased revenues and stronger earnings performance, accounted for the increase.

Depreciation and Amortization Expense--Depreciation and amortization expense of $5,207 increased $203 from the $5,004 incurred in the first quarter 2003, but as a percentage of revenues decreased .7% to 6.6%.  The increase is due to additional capital expenditures for equipment within Utility Services as a result of additional contracts obtained in 2004, and new business acquisitions within Residential and Commercial Services.

Interest Expense--Interest expense of $450 decreased $255 from the $705 incurred in first quarter 2003.  The decline continues to be the result of lower interest rates on bank borrowings and lower average levels of debt during the period.

Interest Income--Interest income totaling $1,613 for the first quarter 2004 includes the recognition of $1,536 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.  Interest income for the first quarter 2003 was $92.

Income Taxes--Income tax benefit for the quarter was $451, as compared to $1,899 for the same quarter last year.  The effective tax rate was 41.0% as compared to 39.5% in the first quarter 2003.

Net Loss--Net loss for the quarter of $648 was $2,260 less than the $2,908 loss experienced in 2003 and as a percentage of revenues decreased 3.5% to .8%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash increased $98 during the first three months of 2004.  Net cash provided by operating activities of $3,279 and financing activities of $8,052 were partially offset by $11,233 of cash used in investing activities.

Net Cash Provided By Operating Activities

Operating activities for the first three months of 2004 provided $3,279 of cash, an increase of $3,354 as compared to the $75 used during the first three months of 2003.  The $3,354 net increase is attributable to a lower level of net loss, higher levels of depreciation and amortization, lower increases in self-insurance accruals and a decrease in accounts payable and accrued expenses. Smaller decreases in accounts receivable and lower increases in other assets partially offset these increases.

Accounts receivable dollars decreased $768 during the first three months of 2004 whereas the "days-sales-outstanding" in accounts receivable increased two days as at April 3, 2004 as compared with the first quarter 2003. We continue to strive to collect accounts receivable dollars and reduce days-sales-outstanding.

Operating liabilities used $1,353 in cash, $2,658 less than the $4,011 used in 2003.  The decrease is attributable to lower decreases in accounts payable and accrued expenses and lower increases in self-insurance accruals necessary to provide for future estimated claims payments in our vehicle, general liability and workers compensation lines of coverage.

Other items used $467 in cash, $3,359 less than the $3,826 used in the first three months of 2003.  Lower levels of refundable income taxes and increases in other assets, the result of $1,536 of interest income recognized in the first quarter 2004 related to the PG&E settlement, which had previously served to reduce the outstanding receivable balance account for the decrease.

On April 12, 2004, Pacific Gas & Electric ("PG&E") announced that its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective and that the holders of record of allowed claims would be paid.  Davey Tree was a holder of allowed claims related to prepetition accounts receivable that arose prior to the filing date of PG&E's voluntary bankruptcy petition on April 6, 2001.  PG&E voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001.  On June 19, 2003, it was announced that Pacific Gas & Electric Corporation ("PG&E Corporation," the parent company of PG&E), the staff of the California Public Utilities Commission ("CPUC"), and PG&E entered into a settlement agreement.  Subsequently, PG&E Corporation, PG&E, and the Official Committee of Unsecured Creditors ("OCC"), as co-proponents, filed the settlement agreement with the bankruptcy court.  In December 2003, the CPUC approved the settlement agreement and the bankruptcy court confirmed the plan of reorganization.

PG&E is one of the Company's largest utility customers.  Subsequent to the bankruptcy petition date, April 6, 2001, the Company continued to provide services under the terms of its contracts with PG&E.  The Company continues to perform services for PG&E and receives payment for post-petition date services performed.

On April 13, 2004, the Company received payment of $13,326, from PG&E in settlement of allowed claims related to prepetition accounts receivable.  The $13,326 payment was used to reduce borrowings outstanding under the Company's revolving credit facility in the second quarter of 2004.

Net Cash Used in Investing Activities

Investing activities used $11,233 in cash, $6,158 more than the $5,075 used in 2003 and is the result of higher levels of capital expenditures for field equipment, offset by gains from the sales of equipment. Capital expenditures in 2004 are expected to exceed 2003 levels.

Net Cash Provided by Financing Activities

Financing activities provided $8,052 of cash, $2,912 more than the $5,140 provided last year.  Our revolving credit facility and other borrowings provided $1,998 more cash than that provided in 2003 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) provided $965 more than the $266 used in 2003.  Dividends paid increased to $561 from the $510 paid in the first three months of 2003.

Revolving Credit Facility--The Company has a $90,000 three-year revolving credit facility with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $40,000 (amended in January 2004 to $40,000 from a previous $30,000 letter of credit sublimit).

As of April 3, 2004, the Company had unused commitments under the facility approximating $20,594, with $69,406 committed under the agreement, consisting of borrowings of $36,600and issued letters of credit of $32,806.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .20% to .45% is also required based on the average daily unborrowed commitment.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at April 3, 2004, to make future payments for the periods indicated.

		Nine Months Ending December 31,	Year Ending December 31,
Description	Total	2004	2005	2006	2007	2008	Thereafter

Revolving credit facility	$ 36,600	$ -	$ 36,600	$ -	$ -	$ -	$ -
Term loans	3,143	1,378	810	665	290	-	-
Capital lease obligations	2,887	498	804	619	966	-	-
Operating lease obligations	5,132	1,445	1,313	958	736	359	321
Self-insurance accruals	27,161	7,437	7,082	4,367	2,213	1,192	4,870

	$ 74,923	$ 10,758	$ 46,609	$ 6,609	$ 4,205	$ 1,551	$ 5,191

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at April 3, 2004 and amounts estimated to be due each year may differ from actual payments required to fund claims.

As of April 3, 2004, we were contingently liable for letters of credit in the amount of $37,036, of which $32,806 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

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

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally effected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives. At April 3, 2004, we had working capital of $21,121, short-term lines of credit approximating $2,614 and $20,594 available under our revolving credit facility.

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

The Company considers its critical accounting policies to be those that require the more significant estimates, judgments and assumptions in the preparation of its financial statements, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily arising from Utility Services customers; allowances for doubtful accounts; and self-insurance accruals.  We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the three months ended April 3, 2004, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2004 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to April 3, 2004.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (see Exhibit Index page, below)

(b) Reports on Form 8-K

         On April 15, 2004, the Company filed a Current Report on Form 8-K under Item 5 thereof announcing that the Company received payment of $13,325,950 from Pacific Gas &
         Electric Company in settlement of allowed claims related to prepetition accounts receivable.

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 7, 2004		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 7, 2004	By:	/s/ Nicholas R. Sucic
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