Form 10-Q
period 2004-07-03
DAVEY TREE EXPERT CO
filed 2004-08-11
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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
Yes   X    No

There were 7,759,079 Common Shares outstanding as of August 6, 2004.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 3, 2004

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	July 3, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 930	$ 211
Accounts receivable, net	77,449	53,773
Operating supplies	3,715	3,396
Other current assets	8,515	11,017

Total current assets	90,609	68,397

Property and equipment	255,212	238,636
Less accumulated depreciation	178,174	171,883

	77,038	66,753

Other assets	11,880	24,164
Identified intangible assets and goodwill, net	8,037	7,523

	$ 187,564	$ 166,837

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 17,459	$ 16,727
Accrued expenses	18,391	18,408
Other current liabilities	12,928	13,054

Total current liabilities	48,778	48,189

Long-term debt	43,000	30,178
Self-insurance accruals	21,210	16,947
Other noncurrent liabilities	9,620	9,376

	122,608	104,690

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	6,283	6,528
Common shares subscribed, unissued	9,659	9,720
Retained earnings	93,233	89,158
Accumulated other comprehensive income (loss)	(271)	(146)
Performance restricted-stock units	110	-

	119,742	115,988
Less: Cost of common shares in treasury; 3,008 shares at July 3 and 2,924 shares at December 31	47,769	46,516
Common share subscription receivable	7,017	7,325

	64,956	62,147

	$ 187,564	$ 166,837

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Revenues	$ 112,259	$ 93,348	$ 191,744	$ 161,442

Costs and expenses:
Operating	72,640	58,733	126,516	106,959
Selling	16,735	14,119	31,032	26,089
General and administrative	6,922	6,159	14,816	13,009
Depreciation and amortization	5,427	5,013	10,634	10,017

	101,724	84,024	182,998	156,074

Income from operations	10,535	9,324	8,746	5,368

Other income (expense):
Interest expense	(481)	(526)	(931)	(1,231)
Interest income	217	233	1,830	325
Other, net	(382)	(2)	(855)	(240)

Income before income taxes	9,889	9,029	8,790	4,222

Income taxes	4,055	3,567	3,604	1,668

Net income	$ 5,834	$ 5,462	$ 5,186	$ 2,554

Net income per share: Basic	$ .73	$ .69	$ .63	$ .32

Diluted:	$ .71	$ .67	$ .61	$ .30

Weighted average shares used in per share computations:
Basic	7,983	7,877	8,184	8,077

Diluted	8,245	8,202	8,444	8,412

Dividends declared per share	$ .065	$ .060	$ .13	$ .12

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 3, 2004	June 28, 2003
Operating activities
Net income	$ 5,186	$ 2,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,634	10,017
Other	(406)	521

	15,414	13,092
Changes in operating assets and liabilities:
Accounts receivable	(23,676)	(8,301)
Operating liabilities	5,028	808
Other	15,269	(369)

	(3,379)	(7,862)

Net cash provided by operating activities	12,035	5,230

Investing activities
Capital expenditures, equipment	(18,937)	(11,326)
Other	(1,022)	84

Net cash used in investing activities	(19,959)	(11,242)

Financing activities
Revolving credit facility proceeds, net	12,525	8,300
Purchase of common shares for treasury	(3,376)	(3,254)
Sale of common shares from treasury	2,125	1,835
Dividends	(1,111)	(1,016)
Other	(1,520)	(128)

Net cash provided by financing activities	8,643	5,737

Increase (decrease) in cash and cash equivalents	719	(275)

Cash and cash equivalents, beginning of period	211	591

Cash and cash equivalents, end of period	$ 930	$ 316

Supplemental cash flow information follows:
Interest paid	$ 954	$ 1,211
Income taxes paid	4,233	3,361
Noncash transactions:
Debt issued for purchases of businesses	1,138	219

Detail of acquisitions:
Assets acquired:
Equipment	$ 372	$ 103
Intangibles	1,203	377
Debt issued for purchases of businesses	1,138	219

Cash paid	$ 437	$ 261

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2004
(Amounts in thousands, except share data)

A.  Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Stock-Based Compensation--The Company accounts for stock-based compensation using the intrinsic-value method. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the stock option is equal to the market value of the shares at the date of grant. For the Company's Performance Restricted-Stock Unit awards, compensation cost is recognized over the requisite vesting periods based on the fair market value on the date of grant.

The Davey Tree Expert Company 2004 Omnibus Stock Plan was approved by the Company's shareholders at its annual shareholders' meeting in May 2004. The Plan is administered by the Compensation Committee of the Board of Directors, with the maximum number of common shares that may be granted to or purchased by all employees and directors under this Plan being 5,000,000. In addition to the maintenance of the Employee Stock Purchase Plan, the Plan provides for the grant of stock options, restricted stock, stock appreciation rights, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. These awards are payable in cash or common shares, or any combination thereof, as established by the Committee.

Performance Restricted-Stock Units--During May 2004, the Committee awarded 44,151 Performance Restricted-Stock Units to certain key employees, of which 27,643 units have a four year vesting period and 16,508 units have a five year vesting period.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2004
(Amounts in thousands, except share data)

A.  Basis of Financial Statement Preparation (continued)

The following table summarizes the impact on net income and net income per share had the Company used the fair value method of accounting for stock-based compensation, the alternative policy in FAS No. 123, "Accounting for Stock-Based Compensation."

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net income as reported	$ 5,834	$ 5,462	$ 5,186	$ 2,554
Add stock-based compensation, included in net income as reported, net of related tax effect	65	-	65	-
Deduct stock-based compensation, determined under fair value	82	3	98	3

Pro forma net income, FAS 123 adjusted	$ 5,817	$ 5,459	$ 5,153	$ 2,551

Net income per share--basic
As reported	$ .73	$ .69	$ .63	$ .32
Pro forma, FAS 123 adjusted	$ .73	$ .69	$ .63	$ .32

Net income per share--diluted
As reported	$ .71	$ .67	$ .61	$ .30
Pro forma, FAS 123 adjusted	$ .71	$ .67	$ .61	$ .30

 B.  Seasonality of Business

Operating results for the six months ended July 3, 2004 are not indicative of results that may be expected for the year ending December 31, 2004 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2004
(Amounts in thousands, except share data)

C.  Accounts Receivable and Collection of Receivable from Pacific Gas & Electric

Accounts receivable, net, consisted of the following:

	July 3, 2004	December 31, 2003

Accounts receivable	$ 63,912	$ 62,986
Receivables under contractual arrangements	15,112	4,458

	79,024	67,444
Less prepetition accounts receivable from PG&E classified as noncurrent other assets	-	11,931

	79,024	55,513
Less allowances for doubtful accounts	1,575	1,740

Accounts receivable, net	$ 77,449	$ 53,773

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Pacific Gas & Electric ("PG&E") voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001.  On June 19, 2003, it was announced that Pacific Gas & Electric Corporation ("PG&E Corporation," the parent company of PG&E), the staff of the California Public Utilities Commission ("CPUC"), and PG&E entered into a settlement agreement.  Subsequently, PG&E Corporation, PG&E, and the Official Committee of Unsecured Creditors ("OCC"), as co-proponents, filed the settlement agreement with the bankruptcy court.  In December 2003, the CPUC approved the settlement agreement and the bankruptcy court confirmed the plan of reorganization.

PG&E is one of the Company's largest utility customers.  Subsequent to the bankruptcy petition date, April 6, 2001, the Company continued to provide services under the terms of its contracts with PG&E.  The Company continues to perform services for PG&E and receives payment for post-petition date services performed.

On April 12, 2004, PG&E announced that its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective and that the holders of record of allowed claims would be paid.  Davey Tree was a holder of allowed claims related to prepetition accounts receivable that arose prior to the filing date of PG&E's voluntary bankruptcy petition on April 6, 2001. On April 13, 2004, the Company received payment of $13,326 from PG&E in settlement of allowed claims related to prepetition accounts receivable.

For the period from the bankruptcy petition date, April 6, 2001, to the date of payment, interest was payable on the prepetition accounts receivable.  Interest received through April 13, 2004 totaled $1,692 (with $297 received in year-to-date 2004; $559 in 2003, and $836 in 2002).

As periodic interest payments were received by the Company, the carrying amount of the prepetition accounts receivable was reduced from the initial April 6, 2001 balance of $13,326.  The carrying amount of the prepetition accounts receivable was $11,931 as of December 31, 2003.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2004
(Amounts in thousands, except share data)

C.  Accounts Receivable and Collection of Receivable from Pacific Gas & Electric (continued)

In receiving the $13,326 payment on April 13, 2004, the amount of the prepetition accounts receivable was restored to the initial balance of $13,326 by recognizing $1,536 of interest income, reported in the results of operations for the first quarter and $156 reported in the results of operations for the second quarter 2004.

The $13,326 payment was used to reduce borrowings outstanding under the Company's revolving credit facility in the second quarter of 2004.

D.  Pension Plans

Substantially all of the Company's domestic employees are covered by two noncontributory defined benefit pension plans.

During May 2004, the Company adopted a Supplemental Executive Retirement Plan ("SERP") and a Benefits Restoration Pension Plan ("Restoration Plan") for certain key employees. Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts received under the Company's qualified retirement defined benefit pension plans, which is subject to Internal Revenue Service limitations on covered compensation.

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Components of net pension cost of defined benefit plan

Service costs--increase in benefit obligation earned	$ 284	$ 219	$ 552	$ 437
Interest cost on projected benefit obligation	347	296	665	592
Expected return on plan assets	(493)	(442)	(986)	(884)
Recognized net actuarial loss	67	85	134	169
Amortization of prior service cost	144	1	145	2
Amortization of transition asset	(18)	(18)	(36)	(36)

Net pension cost of defined benefit pension plans	$ 331	$ 141	$ 474	$ 280

The Company expects, as of July 3, 2004, that it will not be necessary to make contributions to the defined-benefit pension plans in 2004.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2004
(Amounts in thousands, except share data)

E.  Long-Term Debt

Long-term debt consisted of the following:

	July 3, 2004	December 31, 2003

Revolving credit facility
Prime rate borrowings	$ 20,800	$ 3,300
LIBOR borrowings	21,025	26,000

	41,825	29,300

Subordinated notes, share redemptions	-	-
Term loans	2,209	2,403

	44,034	31,703
Less current portion	1,034	1,525

	$ 43,000	$ 30,178

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

As of July 3, 2004, the Company had unused commitments under the facility approximating $15,369, with $74,631 committed, consisting of borrowings of $41,825 and issued letters of credit of $32,806.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .20% to .45% is also required based on the average daily unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of July 3, 2004, the Company had an interest rate swap outstanding, with an underlying notional amount totaling $15,000, requiring interest to be paid at 4.14% and maturing in November 2005.  The fair value of the swap is the amount quoted by the financial institution that the Company would pay to terminate the agreements, a liability of $98 at July 3, 2004.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2004
(Amounts in thousands, except share data)

F.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Comprehensive Income (Loss)

Net income	$ 5,834	$ 5,462	$ 5,186	$ 2,554
Other comprehensive income (loss)
Foreign currency translation adjustments	(170)	380	(225)	529
Derivative instruments:
Change in fair value of interest rate swap	247	(142)	161	(112)

Other comprehensive income (loss), before income taxes	77	238	(64)	417
Income tax benefit (expense), related to items of other comprehensive income	(94)	54	(61)	43

Other comprehensive income	(17)	292	(125)	460

Comprehensive income	$ 5,817	$ 5,754	$ 5,061	$ 3,014

G.  Net Income (Loss) Per Share and Common Shares Outstanding

Net income (loss) per share is computed as follows:

Three Months Ended		Six Months Ended
July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Income available to common shareholders:
Net income	$ 5,834	$ 5,462	$ 5,186	$ 2,554

Weighted average shares:
Basic:
Outstanding	7,782,829	7,674,750	7,782,829	7,674,750
Partially-paid share subscriptions	200,670	202,063	401,341	401,905

Basic weighted average shares	7,983,499	7,876,813	8,184,170	8,076,655

Diluted:
Basic from above	7,983,499	7,876,813	8,184,170	8,076,655
Incremental shares from assumed:
Exercise of stock subscription purchase rights	45,800	12,391	45,888	12,450
Exercise of stock options	210,464	312,364	212,734	323,320
Conversion of performance restricted-stock units	5,029	-	1,676	-

Diluted weighted average shares	8,244,792	8,201,568	8,444,468	8,412,425

Net income per share:
Basic	$ .73	$ .69	$ .63	$ .32

Diluted	$ .71	$ .67	$ .61	$ .30

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2004
(Amounts in thousands, except share data)

G.  Net Income (Loss) Per Share and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended July 3, 2004 follows:

Shares outstanding at December 31, 2003	7,804,205

Shares purchased	(216,855)
Shares sold to employees	102,842
Options exercised	30,746

(83,267)

Shares outstanding at July 3, 2004	7,720,938

On July 3, 2004, the Company had 7,720,938 common shares outstanding, options exercisable to purchase 484,124 common shares, partially-paid subscriptions for 804,887 common shares and purchase rights outstanding for 256,065 common shares.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2004
(Amounts in thousands, except share data)

H.  Segment Information (continued)

Measurement of Segment Profit and Loss and Segment Assets--The Company evaluates performance and allocates resources based primarily on operating income and also actively manages business unit operating assets.

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended July 3, 2004

Revenues	$ 41,702	$ 59,002	$ 11,555	$ -	$ 112,259
Income (loss) from operations	2,154	6,967	1,621	(207) (a)	10,535

Interest expense				481	481
Interest income				217	217
Other income (expense), net				(382)	(382)

Income before income taxes					$ 9,889

Three Months Ended June 28, 2003

Revenues	$ 34,212	$ 49,550	$ 9,586	$ -	$ 93,348
Income (loss) from operations	76	8,077	1,483	(312) (a)	9,324

Interest expense				526	526
Interest income				233	233
Other income (expense), net				(2)	(2)

Income before income taxes					$ 9,029

Six Months Ended July 3, 2004

Revenues	$ 81,001	$ 90,717	$ 20,026	$ -	$ 191,744
Income (loss) from operations	3,818	4,771	1,574	(1,417) (a)	8,746

Interest expense				931	931
Interest income				1,830	1,830
Other income (expense), net				(855)	(855)

Income before income taxes					$ 8,790

Six Months Ended June 28, 2003

Revenues	$ 67,635	$ 78,096	$ 15,711	$ -	$ 161,442
Income (loss) from operations	201	5,527	1,200	(1,560) (a)	5,368

Interest expense				1,231	1,231
Interest income				325	325
Other income (expense), net				(240)	(240)

Income before income taxes					$ 4,222

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	64.7	62.9	66.0	66.2
Selling	14.9	15.1	16.2	16.2
General and administrative	6.2	6.6	7.7	8.1
Depreciation and amortization	4.8	5.4	5.5	6.2

Income from operations	9.4	10.0	4.6	3.3

Other income (expense):
Interest expense	(.4)	(.5)	(.5)	(.8)
Interest income	.2	.2	1.0	.2
Other, net	(.4)	(.0)	(.5)	(.1)

Income before income taxes	8.8	9.7	4.6	2.6

Income taxes	3.6	3.8	1.9	1.0

Net income	5.2%	5.9%	2.7%	1.6%

Overview

Revenues of $191,744 for the first six months of 2004 were 18.8% higher than the first six months of 2003 of $161,442.  All operating segments experienced revenue increases from the same period last year.  Utility Services revenues increased 19.8% while Residential and Commercial Services were up 16.2%.  All other revenues, comprised of the Canadian operations and Davey Resource Group, were up 27.0%.

Overall, income from operations of $8,746 increased $3,378 or 62.9% from the $5,368 experienced in 2003.  Utility Services and our Canadian operations contributed to the improvements, a reflection of the continued demand for services.

Net income of $5,186 was $2,632 greater than the $2,554 experienced in the first six months of 2003. The increase in net income was favorably impacted by higher revenues and income from operations, a decrease in interest expense, the result of lower interest rates and lower average debt levels, and by the recognition of $1,692 of interest income in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Results of Operations--Three Months Ended July 3, 2004 Compared to Three Months Ended
June 28, 2003.

Revenues--Revenues of $112,259 increased $18,911 from the $93,348 earned in 2003. Residential and Commercial services increased $9,452 or 19.1% over the same period last year, the result of an additional long-term contract obtained within the state of New York related to the Asian Longhorned Beetle (ALB).Utility Services increased $7,490 or 21.9% from the prior year. Contract pricing adjustments, new contracts and increased productivity, within our eastern and western utility operations accounted for the increase.    Canadian operations increased $1,683 or 28.7% from the $5,866 earned in 2003.  New contracts and increases in existing contracts from 2003 as well as improved economic conditions and favorable weather account for the increase generally in all operations.

Operating Expenses--Operating expenses of $72,640 increased $13,907 from the second quarter of 2003 and as a percentage of revenues increased 1.8% to 64.7%. Residential and Commercial services increased $8,731 or 33.1% primarily for labor and materials associated with the addition of the Asian Longhorned Beetle contract within the state of New York.Utility Services increased $4,433 or 16.4% from the second quarter of 2003.  Additional costs for labor and equipment associated with the new contracts obtained within our eastern utility operations as well as additional costs related to the increased revenues within our western utility operations gave rise to the increase.    Canadian operations experienced an increase of $830 or 27.0% from the prior period for labor and equipment associated with the increased revenues.

Selling Expenses--Selling expenses of $16,735 increased $2,616 over the same period last year but as a percentage of revenues decreased .2% to 14.9%. Residential and Commercial Services experienced an increase of $1,542 or 15.0% over the same quarter last year. The increase is attributable to field management wages and incentives, advertising expense, branch office expenses and employee development expense.Utility Services experienced an increase of $743 or 24.2% over the same period last year, primarily for field management wages and incentives.  Canadian operations increased $436 or 40.1% from the second quarter 2003. Increased field management wages and incentives, the result of increased revenues, contributed to the increase.

General and Administrative Expenses--General and administrative expenses of $6,922 increased $763 or 12.4% from the $6,159 experienced in 2003, but as a percentage of revenues declined .4% to 6.2%.Of the $763 increase, $426 relates to the adoption in May 2004 of the Supplemental Executive Retirement Plan and the Benefits Restoration Pension Plan, both defined benefit plans; the adoption in May 2004 of the 401KSOP Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings-plan-feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations; and, the awards in May 2004 of 44,151 Performance Restricted-Stock Units to certain key employees. Increases in travel expenses of $112 and salaries and incentive expense of $88 also occurred, the result of increased revenues and stronger earnings performance.

Depreciation and Amortization Expense--Depreciation and amortization expense of $5,427 increased $414 from the $5,013 in the second quarter 2003, but as a percentage of revenues decreased .6% to 4.8%.  The increase is due to additional capital expenditures for equipment within Utility Services as a result of additional contracts obtained in 2004, and new business acquisitions within Residential and Commercial Services.

Interest Expense--Interest expense of $481 decreased $45 from the $526 incurred in second quarter 2003.  The decline continues to be the result of lower interest rates on bank borrowings and lower average levels of debt during the period.

Interest Income--Interest income of $217 decreased $16 from the $233 in the second quarter 2003. The decrease corresponds with the decrease in the balance outstanding of the common share subscription receivable at the end of the second quarter 2004 ($7,017) as compared with the end of the second quarter 2003 ($8,349).

Income Taxes--Income tax for the quarter was $4,055, as compared to $3,567 for the same quarter last year.  The effective tax rate was 41.0% as compared to 39.5% in the second quarter 2003.

Net Income--Net income for the quarter of $5,834 was $372 more than the $5,462 experienced in 2003, but as a percentage of revenues decreased .7% to 5.2%.

Results of Operations--Six Months Ended July 3, 2004 Compared to Six Months Ended
June 28, 2003.

Revenues--Revenues of $191,744 increased $30,302 from the $161,442 earned in 2003. Utility Services increased $13,366 or 19.8% from the prior year. Contract pricing adjustments, new contracts and increased productivity, within our eastern and western utility operations continue to account for the increase.  Residential and Commercial services increased $12,621 or 16.2% over the same period last year, the result of an additional long-term contract obtained within the state of New York related to the Asian Longhorned Beetle (ALB), and acquisitions made in 2003.  Canadian operations increased $3,775 or 42.8% from the $8,819 in 2003, with a portion of the additional revenues related to the infestation of the Asian Longhorned Beetle (ALB) within Canada.  New contracts and increases in existing contracts as well as improved economic conditions and favorable weather account for the increase generally in all operations.

Operating Expenses--Operating expenses of $126,516 increased $19,557 from the $106,959 in 2003 but as a percentage of revenues decreased .2% to 66.0%.Residential and Commercial services increased $10,392 or 23.7% for labor and materials associatedwith the addition of the Asian Longhorned Beetle contract within the state of New York as well as an overall increase in revenues.Utility Services increased $7,431 or 13.9% from 2003.  Additional costs for labor and equipment associated with the start-up of new contracts obtained within our eastern utility operations as well as additional costs related to the increased revenues within our western utility operations gave rise to the increase. Canadian operations experienced an increase of $2,022 or 40.1% from the prior year for labor and subcontractor costs associated with the increased revenues.

Selling Expenses--Selling expenses of $31,032 increased $4,943 over the same period last year but as a percentage of revenues remained the same at 16.2%.  Residential and Commercial Services experienced an increase of $2,341 or 12.4% over the same period last year.The increase is attributable to field management wages and incentives, advertising expense and employee development expense.  Utility Services experienced an increase of $1,583 or 25.7% over the same period last year, primarily for field management wages and incentives associated with the increased revenue. Canadian operations increased $860 or 46.8% over the same period last year. Increased field management incentives, the result of increased revenues contributed to the increase.

General and Administrative Expenses--General and administrative expenses of $14,816 increased $1,807 or 13.9% from the $13,009 experienced in 2003, but as a percentage of revenues declined .4% to 7.7%.Of the $1,807 increase, $426 relates to the adoption in May 2004 of the Supplemental Executive Retirement Plan and the Benefits Restoration Pension Plan, both defined benefit plans; the adoption in May 2004 of the 401KSOP Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings-plan-feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations; and, the awards in May 2004 of 44,151 Performance Restricted-Stock Units to certain key employees. Increases in salaries and incentive expense of $888 and travel expenses of $133 also occurred, the result of increased revenues and stronger earnings performance.

Depreciation and Amortization Expense--Depreciation and amortization expense of $10,634 increased $617 from the $10,017 in 2003, but as a percentage of revenues decreased .7% to 5.5%.  The increase is due to additional capital expenditures for equipment within Utility Services as a result of additional contracts obtained in 2004, and new business acquisitions within Residential and Commercial Services.

Interest Expense--Interest expense of $931 decreased $300 from the $1,231 incurred in the first six months of 2003.  The decline continues to be the result of lower interest rates on bank borrowings and lower average levels of debt during the period.

Interest Income--Interest income of $1,830 increased $1,505 from the $325 experienced in the same period last year and includes the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Income Taxes--Income tax was $3,604 as compared to $1,668 for the first six months of 2003.  The effective tax rate was 41.0% as compared to 39.5% during the same period last year.

Net Income--Net income of $5,186 was $2,632 more than the $2,554 experienced in 2003 and as a percentage of revenues increased 1.1% to 2.7%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash increased $719 during the first six months of 2004.  Net cash provided by operating activities of $12,035 and financing activities of $8,643 were offset by $19,959 of cash used in investing activities.

Net Cash Provided By Operating Activities

Operating activities for the first six months of 2004 provided $12,035 of cash, a net increase of $6,805 as compared to the $5,230 provided during the first six months of 2003.  The $6,805 net increase is attributable to a higher level of net income, higher levels of depreciation and amortization, increases in self-insurance accruals, accounts payable and accrued expense as well as a larger decrease in other assets. Larger increases in accounts receivable partially offset the increase in cash provided.

Accounts receivable dollars increased $23,676 during the first six months of 2004 and "days-sales-outstanding" in accounts receivable increased seven days as at July 3, 2004 as compared with the end of the second quarter 2003. The increase in the days-sales-outstanding relates to our contract work performed in connection with the Asian Longhorned Beetle contract in New York as well as work performed for our utility service customers.

Operating liabilities provided $5,028 in cash, $4,220 more than the $808 provided in 2003.  The increase is attributable to an increase in accounts payable and accrued expenses and self-insurance accruals necessary to provide for future estimated claims payments in our vehicle, general liability and workers compensation lines of coverage.

Other items provided $15,269 in cash, $15,638 more than the $369 used in the first six months of 2003 and is primarily the result of the $13,326 payment in settlement of allowed claims related to our prepetition accounts receivable with PG&E.

Pacific Gas & Electric ("PG&E") voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001.  On June 19, 2003, it was announced that Pacific Gas & Electric Corporation ("PG&E Corporation," the parent company of PG&E), the staff of the California Public Utilities Commission ("CPUC"), and PG&E entered into a settlement agreement.  Subsequently, PG&E Corporation, PG&E, and the Official Committee of Unsecured Creditors ("OCC"), as co-proponents, filed the settlement agreement with the bankruptcy court.  In December 2003, the CPUC approved the settlement agreement and the bankruptcy court confirmed the plan of reorganization.

PG&E is one of the Company's largest utility customers.  Subsequent to the bankruptcy petition date, April 6, 2001, the Company continued to provide services under the terms of its contracts with PG&E.  The Company continues to perform services for PG&E and receives payment for post-petition date services performed.

On April 12, 2004, PG&E announced that its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective and that the holders of record of allowed claims would be paid.  Davey Tree was a holder of allowed claims related to prepetition accounts receivable that arose prior to the filing date of PG&E's voluntary bankruptcy petition on April 6, 2001. On April 13, 2004, the Company received payment of $13,326, from PG&E in settlement of allowed claims related to prepetition accounts receivable.  The $13,326 payment was used to reduce borrowings outstanding under the Company's revolving credit facility in the second quarter of 2004.

Net Cash Used in Investing Activities

Investing activities used $19,959 in cash, $8,717 more than the $11,242 used in 2003 and is the result of higher levels of capital expenditures for field equipment associated with increased revenues. Capital expenditures in 2004 are expected to materially exceed 2003 levels.

Net Cash Provided by Financing Activities

Financing activities provided $8,643 of cash, $2,906 more than the $5,737 provided last year.  Our revolving credit facility and other borrowings provided $2,833 more cash than that provided in 2003 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) used $168 less than the $1,419 used in 2003.  Dividends paid increased to $1,111 from the $1,016 paid in the first six months of 2003.

Revolving Credit Facility--The Company has a $90,000 three-year revolving credit facility with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $40,000 (amended in January 2004 to $40,000 from a previous $30,000 letter of credit sublimit).

As of July 3, 2004, the Company had unused commitments under the facility approximating $15,369, with $74,631 committed, consisting of borrowings of $41,825and issued letters of credit of $32,806.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .20% to .45% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at July 3, 2004, to make future payments for the periods indicated.

		Six Months Ending December 31,	Year Ending December 31,
Description	Total	2004	2005	2006	2007	2008	Thereafter

Revolving credit facility	$ 41,825	$ -	$ 41,825	$ -	$ -	$ -	$ -
Term loans	2,209	444	810	665	290	-	-
Capital lease obligations	2,721	332	804	619	966	-	-
Operating lease obligations	4,625	938	1,313	958	736	359	321
Self-insurance accruals	29,946	6,493	9,244	6,425	3,665	1,841	2,278

	$ 81,326	$ 8,207	$ 53,996	$ 8,667	$ 5,657	$ 2,200	$ 2,599

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at July 3, 2004 and amounts estimated to be due each year may differ from actual payments required to fund claims.

As of July 3, 2004, we were contingently liable for letters of credit in the amount of $37,036, of which $32,806 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2004 through 2007.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives. At July 3, 2004, we had working capital of $41,831, short-term lines of credit approximating $3,624 and $15,369 available under our revolving credit facility.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995).  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (a) our business, other than tree services to utility customers, being highly seasonal and weather dependent; (b) significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies; and (c) because no public market exists for our common shares, the ability of shareholders to sell their common shares could be limited.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the six months ended July 3, 2004, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2004 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to July 3, 2004.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3 and 5 are not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information on purchases made by the Company of its Common Shares outstanding during the first six months of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2004

January 4 to January 31	-	-	n/a	n/a
February 1 to February 28	12,538	$ 13.50	n/a	n/a
February 29 to April 3	32,570	15.70	n/a	n/a

Total First Quarter	45,108	15.09

April 4 to May 1	81,941	15.70	n/a	n/a
May 2 to May 29	71,040	15.70	n/a	n/a
May 30 to July 3	19,766	15.70	n/a	n/a

Total Second Quarter	172,747	15.70

Total Year to Date	217,855	15.49

n/a--Not applicable. There are no publicly announced plans or programs to purchase Common Shares.

The Company's stock is not listed or traded on an active stock market, and market prices are, therefore, not available.  Semiannually, an independent stock valuation firm determines the fair market value based upon the Company's performance and financial condition.  Since 1979, the Company has voluntarily made a ready market for all shareholders through its direct purchase of their common shares.  The purchases listed above were added to the treasury stock of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on May 18, 2004. The following sets forth the actions considered and the results of the voting:

Election of Directors Nominees for director for the term expiring on the date of the annual	Number of Shares
meeting in 2007 -- All elected.	For	Against	Nonvotes

R. Cary Blair	6,729,488	25,113	1,899,495
Douglas K. Hall	6,731,529	23,072	1,899,495

Description of Proposal Adoption of The Davey Tree Expert Company 2004 Omnibus Stock Plan	Number of Shares
Plan -- Approved.	For	Against	Abstain	Nonvotes

	6,645,369	20,404	88,828	1,899,495

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (see Exhibit Index page, below)

(b) Reports on Form 8-K

         On April 15, 2004, the Company filed a Current Report on Form 8-K under Item 5 thereof announcing that the Company received payment of $13,325,950 from Pacific Gas &
         Electric Company in settlement of allowed claims related to pre-bankruptcy accounts receivable.

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: August 11, 2004		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: August 11, 2004	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Corporate Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	2004 Omnibus Stock Plan	Filed Herewith

10.2	401KSOP Match Restoration Plan	Filed Herewith

10.3	Supplemental Executive Retirement Plan	Filed Herewith

10.4	Retirement Benefit Restoration Plan	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith