Form 10-Q
period 2004-10-02
DAVEY TREE EXPERT CO
filed 2004-11-05
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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
Yes   X    No

There were 7,621,332 Common Shares outstanding as of October 29, 2004.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 2, 2004

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- October 2, 2004 and December 31, 2003	2

	Condensed Consolidated Statements of Operations -- Three months and nine months ended October 2, 2004 and September 27, 2003	3

	Condensed Consolidated Statements of Cash Flows -- Nine months ended October 2, 2004 and September 27, 2003	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	22

Signatures

Exhibit Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	October 2, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 854	$ 211
Accounts receivable, net	84,458	53,773
Operating supplies	3,448	3,396
Other current assets	12,605	11,017

Total current assets	101,365	68,397

Property and equipment	260,313	238,636
Less accumulated depreciation	182,563	171,883

	77,750	66,753

Other assets	11,718	24,164
Identified intangible assets and goodwill, net	7,673	7,523

	$ 198,506	$ 166,837

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 17,821	$ 16,727
Accrued expenses	26,355	18,408
Other current liabilities	12,709	13,054

Total current liabilities	56,885	48,189

Long-term debt	36,288	30,178
Self-insurance accruals	25,491	16,947
Other noncurrent liabilities	10,676	9,376

	129,340	104,690

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	6,154	6,528
Common shares subscribed, unissued	9,628	9,720
Retained earnings	97,001	89,158
Accumulated other comprehensive income (loss)	119	(146)

	123,630	115,988
Less: Cost of common shares in treasury; 3,034 shares at October 2 and 2,924 shares at December 31	48,382	46,516
Common share subscription receivable	6,082	7,325

	69,166	62,147

	$ 198,506	$ 166,837

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Revenues	$ 110,661	$ 92,619	$ 302,405	$ 254,061

Costs and expenses:
Operating	72,621	58,900	199,137	165,859
Selling	17,589	15,026	48,621	41,115
General and administrative	7,071	6,291	21,887	19,300
Depreciation and amortization	5,862	5,272	16,496	15,289

	103,143	85,489	286,141	241,563

Income from operations	7,518	7,130	16,264	12,498

Other income (expense):
Interest expense	(509)	(529)	(1,440)	(1,760)
Interest income	64	85	1,894	313
Other, net	2	(143)	(853)	(286)

Income before income taxes	7,075	6,543	15,865	10,765

Income taxes	2,901	2,584	6,505	4,252

Net income	$ 4,174	$ 3,959	$ 9,360	$ 6,513

Net income per share: Basic	$ .53	$ .51	$ 1.12	$ .79

Diluted:	$ .50	$ .48	$ 1.08	$ .76

Weighted average shares outstanding:
Basic	7,939	7,834	8,370	8,266

Diluted	8,311	8,200	8,671	8,612

Dividends declared per share	$ .065	$ .060	$ .195	$ .18

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Operating activities
Net income	$ 9,360	$ 6,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,496	15,289
Other	425	(440)

	26,281	21,362
Changes in operating assets and liabilities:
Accounts receivable	(30,685)	(11,233)
Operating liabilities	17,314	5,828
Other	12,180	(867)

	(1,191)	(6,272)

Net cash provided by operating activities	25,090	15,090

Investing activities
Capital expenditures, equipment	(24,739)	(14,246)
Other	(1,809)	(972)

Net cash used in investing activities	(26,548)	(15,218)

Financing activities
Revolving credit facility proceeds, net	6,100	3,600
Purchase of common shares for treasury	(4,920)	(4,279)
Sale of common shares from treasury	3,832	3,787
Dividends	(1,667)	(1,524)
Other	(1,244)	(1,683)

Net cash provided by (used in) financing activities	2,101	(99)

Increase (decrease) in cash and cash equivalents	643	(227)

Cash and cash equivalents, beginning of period	211	591

Cash and cash equivalents, end of period	$ 854	$ 364

Supplemental cash flow information follows:
Interest paid	$ 1,422	$ 1,722
Income taxes paid	4,594	4,590
Noncash transactions:
Debt issued for purchases of businesses	1,138	799

Detail of acquisitions:
Assets acquired:
Equipment	$ 268	$ 384
Intangibles	1,307	1,426
Debt issued for purchases of businesses	1,138	799

Cash paid	$ 437	$ 1,011

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2004
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

Performance-Based Restricted Stock Units--During May 2004, the Committee awarded 44,151 Performance-Based Restricted Stock Units to certain key employees, of which 27,643 units have a four year vesting period and 16,508 units have a five year vesting period.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2004
(Amounts in thousands, except share data)

A.  Basis of Financial Statement Preparation (continued)

The following table summarizes the impact on net income and net income per share had the Company used the fair value method of accounting for stock-based compensation, the alternative policy in FAS No. 123, "Accounting for Stock-Based Compensation."

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net income as reported	$ 4,174	$ 3,959	$ 9,360	$ 6,513
Add stock-based compensation included in net income as reported, net of related tax effect	22	-	87	-
Deduct stock-based compensation, determined under fair value	39	7	137	10

Pro forma net income, FAS 123 adjusted	$ 4,157	$ 3,952	$ 9,310	$ 6,503

Net income per share--basic
As reported	$ .53	$ .51	$ 1.12	$ .79
Pro forma, FAS 123 adjusted	.52	.50	1.11	.79

Net income per share--diluted
As reported	$ .50	$ .48	$ 1.08	$ .76
Pro forma, FAS 123 adjusted	.50	.48	1.07	.76

B.  Seasonality of Business

Operating results for the nine months ended October 2, 2004 are not indicative of results that may be expected for the year ending December 31, 2004 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2004
(Amounts in thousands, except share data)

C.  Accounts Receivable and Collection of Receivable from Pacific Gas & Electric

Accounts receivable, net, consisted of the following:

	October 2, 2004	December 31, 2003

Accounts receivable	$ 77,224	$ 62,986
Receivables under contractual arrangements	8,653	4,458

	85,877	67,444
Less prepetition accounts receivable from PG&E classified as noncurrent other assets	-	11,931

	85,877	55,513
Less allowances for doubtful accounts	1,419	1,740

Accounts receivable, net	$ 84,458	$ 53,773

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
October 2, 2004
(Amounts in thousands, except share data)

C.  Accounts Receivable and Collection of Receivable from Pacific Gas & Electric (continued)

In receiving the $13,326 payment on April 13, 2004, the amount of the prepetition accounts receivable was restored to the initial balance of $13,326 by recognizing $1,536 of interest income, reported in the results of operations for the first quarter 2004 and $156 reported in the results of operations for the second quarter 2004.

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

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Components of pension expense (income)

Service costs--increase in benefit obligation earned	$ 277	$ 217	$ 829	$ 654
Interest cost on projected benefit obligation	333	296	998	888
Expected return on plan assets	(493)	(441)	(1,479)	(1,325)
Recognized net actuarial loss	67	83	201	252
Amortization of prior service cost	72	1	217	3
Amortization of transition asset	(18)	(18)	(54)	(54)

Net pension expense	$ 238	$ 138	$ 712	$ 418

The Company expects, as of October 2, 2004, that it will not be necessary to make contributions to the defined-benefit pension plans in 2004.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2004
(Amounts in thousands, except share data)

E.  Long-Term Debt

Long-term debt consisted of the following:

	October 2, 2004	December 31, 2003

Revolving credit facility
Prime rate borrowings	$ 400	$ 3,300
LIBOR borrowings	35,000	26,000

	35,400	29,300

Term loans	2,142	2,403

	37,542	31,703
Less current portion	1,254	1,525

	$ 36,288	$ 30,178

Revolving Credit Facility--The Company has a $90,000 three-year revolving credit facility with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $60,000 (amended in September 2004 to $60,000 from a previous $40,000 letter of credit sublimit).  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of October 2, 2004, the Company had unused commitments under the facility approximating $15,965, with $74,035 committed, consisting of borrowings of $35,400 and issued letters of credit of $38,635.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .20% to .45% is also required based on the average daily unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of October 2, 2004, the Company had an interest rate swap outstanding, with an underlying notional amount totaling $15,000, requiring interest to be paid at 4.14% and maturing in November 2005.  The fair value of the swap is the amount quoted by the financial institution that the Company would pay to terminate the agreements, a liability of $97 at October 2, 2004.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2004
(Amounts in thousands, except share data)

F.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Comprehensive Income (Loss)

Net income	$ 4,174	$ 3,959	$ 9,360	$ 6,513
Other comprehensive income (loss)
Foreign currency translation adjustments	389	(105)	164	424
Derivative instruments:
Change in fair value of interest rate swaps	1	87	162	(25)

Other comprehensive income (loss), before income taxes	390	(18)	326	399
Income tax benefit (expense), related to items of other comprehensive income	-	(33)	(61)	10

Other comprehensive income	390	(51)	265	409

Comprehensive income	$ 4,564	$ 3,908	$ 9,625	$ 6,922

G.  Net Income Per Share and Common Shares Outstanding

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Income available to common shareholders:
Net income	$ 4,174	$ 3,959	$ 9,360	$ 6,513

Weighted average shares:
Basic:
Outstanding	7,736,952	7,629,919	7,767,425	7,659,642
Partially-paid share subscriptions	202,224	204,283	602,277	606,189

Basic weighted average shares	7,939,176	7,834,202	8,369,702	8,265,831

Diluted:
Basic from above	7,939,176	7,834,202	8,369,702	8,265,831
Incremental shares from assumed:
Exercise of stock subscription rights	95,122	32,231	62,419	19,116
Exercise of stock options	273,454	333,462	233,122	326,738
Conversion of performance restricted-stock units	2,963	-	5,926	-

Diluted weighted average shares	8,310,715	8,199,895	8,671,169	8,611,685

Net income per share:
Basic	$ .53	$ .51	$ 1.12	$ .79

Diluted	$ .50	$ .48	$ 1.08	$ .76

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2004
(Amounts in thousands, except share data)

G.  Net Income (Loss) Per Share and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended October 2, 2004 follows:

Shares outstanding at December 31, 2003	7,804,205

Shares purchased	(301,589)
Shares sold to employees	154,815
Options exercised	37,312

(109,462)

Shares outstanding at October 2, 2004	7,694,743

On October 2, 2004, the Company had 7,694,743 common shares outstanding, options exercisable to purchase 477,558 common shares, partially-paid subscriptions for 802,303 common shares and purchase rights outstanding for 254,774 common shares.

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

The purchase rights outstanding were granted to purchase one additional common share at the price of $12.00 per share for every two common shares purchased by employees (excluding directors, officers and certain operations management) in connection with the stock subscription offering completed in August 2002.  Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by the Company.

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
October 2, 2004
(Amounts in thousands, except share data)

H.  Segment Information (continued)

 Measurement of Segment Profit and Loss and Segment Assets--The Company evaluates performance and allocates resources based primarily on operating income and also actively manages business unit operating assets.

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended October 2, 2004

Revenues	$ 48,586	$ 50,608	$ 11,467	$ -	$ 110,661
Income (loss) from operations	2,078	5,074	792	(426) (a)	7,518

Interest expense				509	509
Interest income				64	64
Other income (expense), net				2	2

Income before income taxes					$ 7,075

Three Months Ended September 27, 2003

Revenues	$ 36,713	$ 46,415	$ 9,491	$ -	$ 92,619
Income (loss) from operations	952	5,400	1,062	(284) (a)	7,130

Interest expense				529	529
Interest income				(12)	(12)
Other income (expense), net				(46)	(46)

Income before income taxes					$ 6,543

Nine Months Ended October 2, 2004

Revenues	$ 129,587	$ 141,325	$ 31,493	$ -	$ 302,405
Income (loss) from operations	5,896	9,845	2,366	(1,843) (a)	16,264

Interest expense				1,440	1,440
Interest income				1,894	1,894
Other income (expense), net				(853)	(853)

Income before income taxes					$ 15,865

Nine Months Ended September 27, 2003

Revenues	$ 104,348	$ 124,511	$ 25,202	$ -	$ 254,061
Income (loss) from operations	1,153	10,927	2,262	(1,844) (a)	12,498

Interest expense				1,760	1,760
Interest income				313	313
Other income (expense), net				(286)	(286)

Income before income taxes					$ 10,765

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	65.6	63.6	65.8	65.3
Selling	15.9	16.2	16.1	16.2
General and administrative	6.4	6.8	7.2	7.6
Depreciation and amortization	5.3	5.7	5.5	6.0

Income from operations	6.8	7.7	5.4	4.9

Other income (expense):
Interest expense	(.5)	(.6)	(.5)	(.7)
Interest income	.2	.1	.6	.1
Other, net	(.1)	(.1)	(.3)	(.1)

Income before income taxes	6.4	7.1	5.2	4.2

Income taxes	2.6	2.8	2.1	1.7

Net income	3.8%	4.3%	3.1%	2.5%

Overview

For the first nine months of 2004, revenues of $302,405 were 19% higher, a $48,344 increase compared with $254,061 for the first nine months of 2003.  All operating segments experienced revenue increases as compared with the same period last year.  Utility Services revenues increased 24.2% while Residential and Commercial Services were up 13.5%.  All other revenues, comprised of the Canadian operations and Davey Resource Group, were up 25.0%.

Overall, income from operations for the first nine months of 2004 of $16,264 increased $3,766 or 30.1% compared with $12,498 earned in 2003.  Utility Services experienced the largest increase, the result of storm-damage work from damages inflicted by hurricanes in the southeastern United States, primarily Florida, as well as a continued demand for utility services. Our Canadian operations also contributed to the improvements, a reflection of the continued demand for services.

Net income for the first nine months of 2004 of $9,360 was $2,847 greater than last year's $6,513. The increase in net income was favorably impacted by higher revenues and income from operations, a decrease in interest expense, the result of lower interest rates and lower average debt levels, and by the recognition of $1,692 of interest income in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Results of Operations--Three Months Ended October 2, 2004 Compared to Three Months Ended September 27, 2003.

Revenues--Revenues of $110,661 increased $18,042 compared with $92,619 in 2003. Utility Services increased $12,855 or 35% compared with the prior year. Storm-damage work arising from damages inflicted by hurricanes in the southeastern United States, primarily Florida, as well as contract pricing adjustments, new contracts and increased productivity, within our eastern and western utility operations accounted for the increase. Residential and Commercial Services increased $4,193 or 9% over third quarter 2003, the result of work in New York related to the Asian Longhorned Beetle (ALB) as well as additional work arising from damages inflicted by hurricanes in the southeastern United States. Canadian operations increased $1,646 or 26.8% compared with $6,153 in 2003.  New contracts and increases in existing contracts from 2003 as well as improved economic conditions and weather factors account for the increase generally in all operations.

Operating Expenses-- Operating expenses of $72,621 increased $13,721 compared with the third quarter 2003 and, as a percentage of revenues, increased 2.0% to 65.6%. Utility Services increased $9,956 or 34.6% compared with the third quarter 2003.  Additional costs for labor and equipment associated with the hurricane-inflicted storm-damage work coupled with new contracts obtained within our eastern utility operations and increased revenues within our western utility operations gave rise to the increase.    Residential and Commercial Services increased $3,406 or 13.7% compared with 2003 primarily for labor and materials associated with the 2004 addition of the Asian Longhorned Beetle contract in New York as well as additional costs for labor and equipment associated with the hurricane-inflicted storm damage. Canadian operations experienced an increase of $1,146 or 33.8% compared with third quarter 2003 for labor and equipment associated with the increased revenues.

Selling Expenses-- Selling expenses of $17,589 increased $2,563 over the same period last year but as a percentage of revenues decreased .3% to 15.9%.  Utility Services experienced an increase of $1,275 or 41.9% over the same period last year, primarily for field management wages and incentives associated with increased earnings from operations. Residential and Commercial Services experienced an increase of $695 or 6.1% over the same quarter last year. The increase is attributable to field management wages and incentives associated with the increased revenues. Canadian operations increased $312 or 26.8% compared with third quarter 2003.  Increased field management wages and incentives, the result of increased revenues, contributed to the increase.

General and Administrative Expenses-- General and administrative expenses of $7,071 increased $780 or 12.4% from $6,291 in third quarter 2003, but as a percentage of revenues declined .4% to 6.4%. Salary expense, travel expense and costs associated with the upgrade of our enterprise resource planning (ERP) system account for the increase.

Depreciation and Amortization Expense-- Depreciation and amortization expense of $5,862 increased $590 from the $5,272 in the third quarter 2003, but as a percentage of revenues decreased .4% to 5.3%.  The increase is due to additional capital expenditures for equipment within Utility Services as a result of additional contracts obtained in 2004, and new business acquisitions within Residential and Commercial Services.

Interest Expense-- Interest expense of $509 decreased $20 from the $529 incurred in third quarter 2003.  The decline continues to be the result of lower interest rates on bank borrowings and lower average levels of debt during the period.

Interest Income-- Interest income was $64 for the quarter compared with interest income of $85 for third quarter 2003. The decrease corresponds with the decrease in the balance outstanding of the common share subscription receivable at the end of the third quarter 2004 ($6,082) as compared with the end of the third quarter 2003 ($7,444).

Income Taxes-- Income tax expense for the quarter was $2,901, as compared to $2,584 for third quarter 2003.  The effective tax rate was 41.0% as compared to 39.5% in the third quarter 2003.

Results of Operations--Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27, 2003.

Revenues-- For the first nine months of 2004, revenues of $302,405 were 19% higher--a $48,344 increase--compared with $254,061 for the first nine months of 2003. Utility Services increased $26,221 or 25.1% from 2003. Storm-damage work from damages inflicted by hurricanes in the southeastern United States, primarily Florida, contract pricing adjustments, new contracts and increased productivity, within our eastern and western utility operations account for the increase.  Residential and Commercial Services increased $16,814 or 13.5% over the same period last year, the result of storm-damage work related to  the hurricanes, contract work in New York related to the Asian Longhorned Beetle (ALB), and acquisitions made in 2003.  Canadian operations increased $5,421 or 36.2% compared with $14,972 in 2003, with a portion of the additional revenues related to the infestation of the Asian Longhorned Beetle (ALB) within Canada. New contracts and increases in existing contracts as well as improved economic conditions and weather factors account for the increase generally in all operations.

Operating Expenses-- Operating expenses of $199,137 increased $33,278 compared with $165,859 in 2003 and as a percentage of revenues increased .5% to 65.8%. Utility Services increased $17,387 or 21.1% from 2003.  Additional costs for labor and equipment associated with the storm-damage work from hurricanes in the southeastern United States, primarily Florida, start-up of new contracts obtained within our eastern utility operations as well as additional costs related to the increased revenues within our western utility operations gave rise to the increase. Residential and Commercial Services increased $13,798 or 20.1% for labor and materials associated with the storm-damage work related to the hurricanes, the contract work in New York related to the Asian Longhorned Beetle as well as an overall increase in revenues.  Canadian operations experienced an increase of $3,168 or 37.6% from the prior year for labor and subcontractor costs associated with increased revenues.

Selling Expenses-- Selling expenses of $48,621 increased $7,506 over the same period last year but as a percentage of revenues declined .1% to 16.1%.  Utility Services experienced an increase of $2,858 or 31.1% over the same period last year, primarily for field management wages and incentives associated with increased revenue. Residential and Commercial Services experienced an increase of $3,036 or 10.1% over the same period last year. The increase is attributable to field management wages and incentives, advertising expense, branch office expenses and employee development expense. Canadian operations increased $1,172 or 39.0% over the same period last year. Increased field management incentives, the result of increased revenues contributed to the increase.

General and Administrative Expenses--General and administrative expenses of $21,887 increased $2,587 or 13.4% from the $19,300 experienced in 2003, but as a percentage of revenues declined .4% to 7.2%. Of the $2,587 increase, $634 relates to the adoption in May 2004 of the Supplemental Executive Retirement Plan and the Benefits Restoration Pension Plan, both defined benefit plans; the adoption in May 2004 of the 401KSOP Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings-plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations; and, the awards in May 2004 of 44,151 Performance-Based Restricted Stock Units to certain key employees. Increases in salaries and incentive expense, travel expenses and professional services also occurred, the result of increased revenues, stronger earnings performance and compliance costs related to Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization Expense--Depreciation and amortization expense of $16,496 increased $1,207 from the $15,289 in 2003, but as a percentage of revenues decreased .5% to 5.5%.  The increase is due to additional capital expenditures for equipment within Utility Services as a result of additional contracts obtained in 2004, and new business acquisitions within Residential and Commercial Services.

Interest Expense-- Interest expense of $1,440 decreased $320 from the $1,760 incurred in the first nine months of 2003.  The decline continues to be the result of lower interest rates on bank borrowings and lower average levels of debt during the period.

Interest Income-- Interest income of $1,894 increased $1,581 compared with $313 in the first nine months of 2003 includes the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Income Taxes-- Income tax was $6,505 as compared to $4,252 for the first nine months of 2003.  The effective tax rate was 41.0% as compared to 39.5% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash increased $643 during the first nine months of 2004.  Net cash provided by operating activities of $25,090 and financing activities of $2,101 were offset by $26,548 of cash used in investing activities.

Net Cash Provided By Operating Activities

Operating activities for the first nine months of 2004 provided $25,090 of cash, a net increase of $10,000 as compared to the $15,090 provided during the first nine months of 2003.  The $10,000 net increase is attributable to a higher level of net income, higher levels of depreciation and amortization, increases in self-insurance accruals, accounts payable and accrued expense as well as a larger decrease in other assets. Larger increases in accounts receivable partially offset the increase in cash provided.

Accounts receivable dollars increased $30,685 during the first nine months of 2004 and "days-sales-outstanding" in accounts receivable increased ten days as at October 2, 2004 as compared with the end of the third quarter 2003. The increase in the days-sales-outstanding relates to work performed in connection with the Asian Longhorned Beetle contract in New York as well as work performed for our utility service customers.

Operating liabilities provided $17,314 in cash, $11,486 more than the $5,828 provided in 2003.  The increase is attributable to an increase in accounts payable and accrued expenses and self-insurance accruals necessary to provide for future estimated payments in our vehicle, general liability and workers compensation lines of coverage.

Other items provided $12,180 in cash, $13,047 more than the $867 used in the first nine months of 2003 and is primarily the result of the $13,326 payment in settlement of allowed claims related to our prepetition accounts receivable with PG&E.

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

Net Cash Used in Investing Activities

Investing activities used $26,548 in cash, $11,330 more than the $15,218 used in 2003 and is the result of higher levels of capital expenditures for field equipment associated with increased revenues. Capital expenditures in 2004 are expected to materially exceed 2003 levels.

Net Cash Provided by Financing Activities

Financing activities provided $2,101 of cash, $2,200 more than the $99 used last year.  Our revolving credit facility and other borrowings provided $2,939 more cash than that provided in 2003 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) used $596 more than the $492 used in 2003 and is attributable to the higher valuation per share in 2004.  Dividends paid increased to $1,667 from the $1,524 paid in the first nine months of 2003.

Revolving Credit Facility--The Company has a $90,000 three-year revolving credit facility with a group of banks, which will expire in November 2005 and permits borrowings, as defined, up to $90,000 with a letter of credit sublimit of $60,000 (amended in September 2004 to $60,000 from a previous $40,000 letter of credit sublimit).

As of October 2, 2004, the Company had unused commitments under the facility approximating $15,965, with $74,035 committed, consisting of borrowings of $35,400 and issued letters of credit of $38,635.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from 1.0% to 2.0%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .20% to .45% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at October 2, 2004, to make future payments for the periods indicated.

		Three Months Ending December 31,	Year Ending December 31,
Description	Total	2004	2005	2006	2007	2008	Thereafter

Revolving credit facility	$ 35,400	$ -	$ 35,400	$ -	$ -	$ -	$ -
Term loans	2,142	108	1,079	665	290	-	-
Capital lease obligations	3,309	311	956	778	1,133	131	-
Operating lease obligations	4,152	465	1,313	958	736	359	321
Self-insurance accruals	30,783	3,433	10,617	7,382	4,444	2,214	2,693

	$ 75,786	$ 4,317	$ 49,365	$ 9,783	$ 6,603	$ 2,704	$ 3,014

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at October 2, 2004 and amounts estimated to be due each year may differ from actual payments required to fund claims.

As of October 2, 2004, we were contingently liable for letters of credit in the amount of $42,865, of which $38,635 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2004 through 2007.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives. At October 2, 2004, we had working capital of $44,479, short-term lines of credit approximating $3,962 and $15,965 available under our revolving credit facility.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that is, statements related to future, not past events.  In this context, forward-looking statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (a) our business, other than tree services to utility customers, being highly seasonal and weather dependent; (b) climate and weather trends; (c) extreme weather conditions impacting demand for our services, including the frequency and severity of storms as well as inclement weather which could delay the services we provide; (d) general economic conditions in the United States and Canada, especially as they may affect consumer spending levels; (e) competitive factors and pricing practices, especially in our Utility Services segment; (f) significant customers, particularly utilities, may experience financial difficulties or bankruptcy, resulting in payment delays or delinquencies; (g) unexpected increases in operating costs, such fuel prices, health care and casualty insurance; (h) beliefs and assumptions about the collectibility of receivables; (i) unexpected increases in liabilities relating to casualty insurance and occupational health and safety matters; (j) changes in various government laws, regulations and policies; (k) our ability to successfully integrate acquired operations; and, (l) because no public market exists for our common shares, the ability of shareholders to sell their common shares could be limited.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended October 2, 2004, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2004 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to October 2, 2004.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on purchases made by the Company of its Common Shares outstanding during the first nine months of 2004.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2004

January 4 to January 31	-	-	n/a	n/a
February 1 to February 28	12,538	$ 13.50	n/a	n/a
February 29 to April 3	32,570	15.70	n/a	n/a

Total First Quarter	45,108	15.09

April 4 to May 1	81,941	15.70	n/a	n/a
May 2 to May 29	71,040	15.70	n/a	n/a
May 30 to July 3	19,766	15.70	n/a	n/a

Total Second Quarter	172,747	15.70

July 4 to July 31	882	15.70	n/a	n/a
August 1 to August 28	37,119	18.20	n/a	n/a
August 29 to October 2	46,733	18.20	n/a	n/a

Total Third Quarter	84,734	18.17

Total Year to Date	302,589	16.30

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

Item 6.	Exhibits

(a) Exhibits (see Exhibit Index page, below)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: November 5, 2004		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 5, 2004	By:	/s/ Nicholas R. Sucic
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