Form 10-K
period 2004-12-31
DAVEY TREE EXPERT CO
filed 2005-03-04
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes    X     No

There were 7,670,373 Common Shares outstanding as of March 1, 2005.  The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 3, 2004 was $112,449,392.  For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be held on May 17, 2005 are incorporated by reference into Part III (to be filed).

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

     -   The seasonal nature of our business and changes in general and local economic conditions cause our quarterly results to fluctuate, and prior performance is not necessarily indicative of our future results.

- Significant increases in fuel prices for extended periods of time will increase our operating expenses.

     -   We have significant contracts with our utility, commercial and government customers which have liability risk exposure as part of those contracts.  Consequently, we have substantial insurance, and increases in the cost of obtaining adequate insurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity.

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

Principal methods of competition in both operating segments are customer service, marketing, image, performance and reputation.  Our program to meet our competition stresses the necessity for our employees to have and project to customers a thorough knowledge of all horticultural services provided, and utilization of modern, well-maintained equipment.  Pricing is not always a critical factor in a customer's decision with respect to Residential and Commercial services; however, pricing is generally the principal method of competition for our Utility services, although in most instances consideration is given to reputation and past production performance.

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2004, we had sales of approximately $51.3 million to Pacific Gas & Electric Company ("PG&E"), one of our largest customers.

Pacific Gas & Electric voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001.  On June 19, 2003, it was announced that Pacific Gas & Electric Corporation ("PG&E Corporation," the parent company of PG&E), the staff of the California Public Utilities Commission ("CPUC"), and PG&E entered into a settlement agreement.  Subsequently, PG&E Corporation, PG&E, and the Official Committee of Unsecured Creditors ("OCC"), as co-proponents, filed the settlement agreement with the bankruptcy court.  In December 2003, the CPUC approved the settlement agreement and the bankruptcy court confirmed the plan of reorganization.

Subsequent to the bankruptcy petition date, April 6, 2001, the Company continued to provide services under the terms of its contracts with PG&E and received payment for post-petition date services performed.

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

For the period from the bankruptcy petition date, April 6, 2001 through April 13, 2004, interest was payable on the prepetition accounts receivable.  Interest received totaled $1,692 (with $297 received in 2004; $559 in 2003, and $836 in 2002).

As periodic interest payments were received by the Company, the carrying amount of the prepetition accounts receivable was reduced from the initial April 6, 2001 balance of $13,326.  The carrying amount of the prepetition accounts receivable was $11,931 as of December 31, 2003.

In receiving the $13,326 payment, the Company reported $1,536 of interest income in the results of operations for the first quarter 2004 and $156 in the results of operations for the second quarter 2004.

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

Seasonality

Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers.  Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year.  Consequently, this has created heavy demands for additional working capital at various times throughout the year.  We borrow primarily against bank commitments in the form of a revolving credit agreement to provide the necessary funds for our operations.  You can find more information about our bank commitments in "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13-22 of this report.

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

Employees

We employed approximately 5,000 employees at December 31, 2004.  However, employment levels fluctuate due to seasonal factors affecting our business.  We consider our employee relations to be good.

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

Access to Company Information

Davey Tree's internet address is http://www.davey.com.  Through our internet website, by hyperlink to the SEC's website (http://www.sec.gov), Davey Tree makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.  Availability of the reports occurs contemporaneous with the electronic posting to the SEC's website as the reports are electronically filed with or furnished to the Securities and Exchange Commission.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces

Residential and Commercial	20	Owned	169,377	12

Residential, Commercial and Utility	2	Owned	12,400	2

Utility	5	Owned	40,587	5

Canada	3	Owned	9,975	2

We also rent approximately 82 properties in 25 states and three provinces.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

Item 4A.  Executive Officers of the Registrant.

Our executive officers and their present positions and ages as of March 2, 2005 follows:

Name	Position	Age

R. Douglas Cowan	Chairman and Chief Executive Officer	64

Karl J. Warnke	President and Chief Operating Officer	53

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	53

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	61

C. Kenneth Celmer	Senior Vice President and General Manager, Residential and Commercial Services	58

Bradley L. Comport	Treasurer	53

Marjorie L. Conner, Esquire	Assistant Secretary	47

Dr. Roger C. Funk	Vice President and General Manager, The Davey Institute	60

George M. Gaumer	Vice President and General Manager, Commercial Landscape Services	52

Frederick W. Johnson	Corporate Vice President	60

Steven A. Marshall	Vice President and General Manager, Eastern Utility Services	53

Rosemary T. Nicholas	Assistant Secretary	61

Gordon L. Ober	Vice President - Personnel Recruiting and Development	55

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	55

Nicholas R. Sucic, CPA	Corporate Controller	58

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

Dr. Funk was elected Vice President and General Manager - The Davey Institute in May 1996.

Mr. Gaumer was elected Vice President and General Manager of Commercial Landscape Services in March 2005.  Prior to that time, he served as Vice President of Commercial Grounds Management.

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

Record Holders and Common Shares

On March 1, 2005 we had 2,375 record holders of our common shares.

On March 1, 2005 we had 7,670,373 common shares outstanding, options exercisable to purchase 570,907 common shares, partially-paid subscriptions for 763,681 common shares and purchase rights outstanding for 254,774 common shares.

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

Dividends

The following table sets forth, for the periods indicated, the dividends declared on our common shares (in cents):

	Year Ended December 31,
Quarter	2004	2003
1	6.5	6.0
2	6.5	6.0
3	6.5	6.0
4	7.0	6.5

Total	26.5	24.5

We presently expect to pay comparable cash dividends in 2005.

Recent Sale of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of its Common Shares during the fiscal year ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2004

January 4 to January 31	-	-	n/a	n/a
February 1 to February 28	12,538	$ 13.50	n/a	n/a
February 29 to April 3	32,570	15.70	n/a	n/a

Total First Quarter	45,108	15.09

April 4 to May 1	81,941	15.70	n/a	n/a
May 2 to May 29	71,040	15.70	n/a	n/a
May 30 to July 3	19,766	15.70	n/a	n/a

Total Second Quarter	172,747	15.70

July 4 to July 31	882	15.70	n/a	n/a
August 1 to August 28	37,119	18.20	n/a	n/a
August 29 to October 2	46,733	18.20	n/a	n/a

Total Third Quarter	84,734	18.17

October 3 to October 30	74,847	18.20	n/a	n/a
October 31 to December 4	31,859	18.20	n/a	n/a
December 5 to January 1	21,512	18.20	n/a	n/a

Total Fourth Quarter	128,218	18.20

Total Year to Date	430,807	16.87

n/a--Not applicable. There are no publicly announced plans or programs to purchase Common Shares.

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except ratio and per share data)
Operating Statement Data:

Revenues	$ 398,648	$ 346,263	$ 319,273	$ 321,284	$ 322,236

Costs and expenses:
Operating	263,080	226,454	211,549	212,783	226,441
Selling	64,010	56,758	50,865	50,564	49,978
General and administrative	27,908	25,947	22,800	22,567	23,015
Depreciation	21,083	19,274	19,370	19,054	20,722
Amortization of intangible assets	1,545	1,501	692	466	459

Income from operations	21,022	16,329	13,997	15,850	1,621

Interest expense	(1,827)	(2,062)	(3,121)	(4,993)	(6,217)
Interest income	1,949	229	82	(13)	(11)
Gain on sale of assets	552	931	2,054	1,023	1,172
Other expense	(800)	(694)	(1,075)	(731)	(49)

Income (loss) before income taxes	20,896	14,733	11,937	11,136	(3,484)
Income taxes (benefit)	8,643	6,016	4,716	4,405	(1,080)

Net income (loss)	$ 12,253	$ 8,717	$ 7,221	$ 6,731	$ (2,404)

Net income (loss) per share--diluted	$ 1.37	$ .99	$ .85	$ .82	$ (.30)

Shares used for computing per share amounts--diluted	8,923	8,806	8,508	8,231	7,929

Other Financial Data:

Depreciation and amortization	$ 22,628	$ 20,775	$ 20,062	$ 19,520	$ 21,181

Capital expenditures	38,482	19,975	16,127	11,692	17,476

Cash flow provided by (used in):
Operating activities	54,010	28,263	29,427	29,813	31,267
Investing activities	(38,119)	(19,740)	(16,670)	(10,356)	(14,209)
Financing activities	(14,858)	(8,903)	(12,572)	(19,108)	(17,058)

Dividends per share	$ .26	$ .24	$ .24	$ .22	$ .22

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands, except ratio and per share data)
Balance Sheet Data:

Working capital	$ 22,207	$ 20,208	$ 15,422	$ 16,255	$ 35,386

Current ratio	1.38	1.42	1.33	1.39	2.09

Property and equipment, net	83,600	66,753	66,863	70,111	78,076

Total assets	183,105	166,837	161,156	155,473	159,382

Long-term debt	19,830	30,178	36,605	41,887	57,414

Other long-term liabilities	34,681	26,323	24,335	21,904	22,078

Shareholders' equity	70,203	62,147	54,135	50,250	47,392

Common shares:
Issued	10,728	10,728	10,728	10,728	10,728
In treasury	3,074	2,924	3,048	3,000	2,932

Net outstanding	7,654	7,804	7,680	7,728	7,796

Stock options:
Outstanding	990	1,019	868	1,205	1,342
Exercisable	580	507	868	1,205	1,236

ESOT valuation per share	$ 20.00	$ 15.70	$ 12.80	$ 12.00	$ 11.00

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                   (Amounts in thousands, except share data)

You should read the following discussion in conjunction with our consolidated financial statements for the three-year period ended December 31, 2004, and the notes thereto, included elsewhere in this annual report.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Year Ended December 31,
	2004	2003	2002

Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating	66.0	65.5	66.3
Selling	16.0	16.4	15.9
General and administrative	7.0	7.5	7.1
Depreciation	5.3	5.6	6.1
Amortization of intangible assets	.4	.4	.2

	94.7	95.4	95.6

Income from operations	5.3	4.6	4.4

Other income (expense):
Interest expense	(.5)	(.6)	(1.0)
Interest income	.5	.1	-
Gain on sale of assets	.1	.3	.6
Other	(.2)	(.2)	(.3)

Income before income taxes	5.2	4.2	3.7
Income taxes	2.1	1.7	1.4

Net income	3.1%	2.5%	2.3%

Overview

Revenues of $398,648 were 15.1% higher than last year's revenues of $346,263.  All operating segments experienced revenue increases from the prior year.  Utility Services revenues increased 18.9% while Residential and Commercial Services were up 9.6%.  All other revenues, comprised of the Canadian operations and Davey Resource Group, were up 25.3%.

Overall, income from operations of $21,022 increased 28.7% from the $16,329 experienced in the prior year.  Utility Services experienced the largest increase, the result of storm-damage work from damages inflicted by the hurricanes in the southeastern United States, primarily Florida, as well as an increased demand for utility services.  Our Canadian operations also contributed to the increase, a reflection of the continued demand for services.

Net income of $12,253 was $3,536 or 40.6% higher than the $8,717 earned in 2003. The increase in net income was favorably impacted by higher revenues and income from operations, a decrease in interest expense, the result of lower interest rates and lower average debt levels, and by the recognition of $1,692 of interest income in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.We have continued to aggressively manage our cash flow, reduce debt and increase our equity-to-debt ratio and, as a result, as of December 31, 2004 our bank debt, consisting of borrowings on our revolving credit facility had declined $10,600 from the prior year end.

Fiscal 2004 Compared to Fiscal 2003

Revenues--Revenues of $398,648 increased $52,385 over the $346,263 reported in 2003.  Utility Services increased $27,516 or 18.9% from the prior year and is the result of storm-damage work arising from damages inflicted by hurricanes in the southeastern United States, primarily Florida, as well as contract pricing adjustments, new contracts and increased productivity, within our eastern and western utility operations.  Residential and Commercial Services increased $15,899 or 9.6% over 2003, primarily the result of work in New York related to the Asian Longhorned Beetle (ALB) as well as additional work arising from damages inflicted by hurricanes in the southeastern United States. Canadian operations increased $7,200 or 34.6% compared with $20,809 in 2003.  New contracts and increases in existing contracts from 2003 as well as improved economic conditions and weather factors account for the increase generally in all operations.

Operating Expenses--Operating expenses of $263,080 increased $36,626 from the prior year, and as a percentage of revenues increased .5% to 66.0%.  Utility Services experienced an increase of $17,182 from the prior year, the result of additional costs for labor and equipment associated with the hurricane-inflicted storm-damage work coupled with new contracts obtained within our eastern utility operations and increased revenues within our western utility operations. Residential and Commercial Services increased $13,440 primarily for labor and materials associated with the 2004 addition of the Asian Longhorned Beetle contract in New York as well as additional costs for labor and equipment associated with the hurricane-inflicted storm damage. Canadian operations experienced an increase of $4,431 or 37.5% compared with the prior year for labor and equipment associated with the increased revenues.

Selling Expenses--Selling expenses of $64,010 increased $7,252 from 2003 but as a percentage of revenues decreased ..4% to 16.0%.Utility Services experienced an increase of $3,187 or 24.7% over the same period last year, primarily for field management wages and incentives associated with increased earnings from operations. Residential and Commercial Services experienced an increase of $2,270 or 5.5% over the prior year. The increase is attributable to field management wages and incentives associated with the increased revenues. Canadian operations increased $1,264 or 30.7% over the same period last year.  Increased field management wages and incentives, the result of increased revenues, contributed to the increase.

General and Administrative Expenses--General and administrative expenses increased $1,961 to $27,908 or 7.6% from the $25,947 experienced in 2003 but as a percentage of revenues decreased .5% to 7.0%.Of the $1,961 increase, $829 relates to the adoption of the Supplemental Executive Retirement Plan, the Benefits Restoration Pension Plan, the 401KSOP Match Restoration Plan and the awards of Performance Restricted-Stock Units.  Increases in salaries and incentive expense of $744 also occurred, the result of increased revenues and stronger earnings performance.  Also included in 2004 are third-party costs (excluding internal costs) related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of $302.

Depreciation and Amortization Expense--Depreciation and amortization expense of $22,628 increased $1,853 from the prior year but as a percentage of revenues decreased .3% to 5.7%.  The increase is attributable to additional capital expenditures within Utility Services, necessitated by additional contracts obtained in 2004, and new business acquisitions within Residential and Commercial Services.  Depreciation and amortization expense in 2005 is expected to exceed 2004 levels.

Interest Expense--Interest expense of $1,827 declined $235 or 11.4% from the $2,062 incurred in 2003.  The decline continues to be the result of lower average debt levels during the year.

Interest Income--Interest income of $1,949 increased $1,720 from the $229 experienced in 2003.  The increase is attributable to the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Gain on Sale of Assets--Gain on the sale of assets of $552 decreased $379 from the $931 experienced in 2003.  The decrease is attributable to a reduction in the number of vehicles disposed of as compared to 2003.

Income Taxes--Income tax expense for 2004 was $8,643.  The 2004 effective rate of 41.4% includes a 5.7% effect of state income taxes.

Net Income--Net income of $12,253 exceeded 2003's net income by $3,536, or an increase of .6% as a percentage of revenues.

Fiscal 2003 Compared to Fiscal 2002

Revenues--Revenues of $346,263 increased $26,990 over the $319,273 reported in 2002.  Utility Services increased $12,763 or 9.6% from the prior year and is the result of additional contracts and pricing adjustments within our western utility operations as well as additional revenues in our eastern utility operations due to additional storm-damage work in North Carolina.  Residential and Commercial Services increased $10,635 or 6.8% over 2002, primarily related to acquisitions made in 2003 and the latter half of 2002 as well as more favorable weather conditions during the year.

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

Depreciation and Amortization Expense--Depreciation and amortization expense of $20,775 increased $713 from the prior year but as a percentage of revenues decreased .3% to 6.0%.  The increase was the result of additional capital expenditures for equipment and business acquisitions within Residential and Commercial Services.  Depreciation and amortization expense in 2004 is anticipated to increase over 2003 as a result of acquisitions.

Interest Expense--Interest expense of $2,062 declined $1,059 or 33.9% from the $3,121 incurred in 2002.

Lower average debt-levels and lower interest rates on bank borrowings account for the decrease.

Gain on Sale of Assets--Gain on the sale of assets of $931 decreased $1,123 from the $2,054 experienced in 2002.  The decrease is the result of the recognition of the 2002 sale of a facility associated with our Residential and Commercial Services operations.

Income Taxes--Income tax expense for 2003 was $6,016.  The 2003 effective rate of 40.8% includes a 6.7% effect of state income taxes.

Net Income--Net income of $8,717 exceeded 2002's net income by $1,496, or an increase of .2% as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash increased $1,033 during the year ended December 31, 2004. Net cash provided by operating activities of $54,010 were offset by uses of cash consisting of $38,119 for investing activities and $14,858 for financing activities.

Net Cash Provided by Operating Activities

Operating activities in 2004 provided cash of $54,010, or $25,747 higher than the $28,263 provided in 2003.  The $25,747 net increase was due to a decrease in accounts receivable, deferred taxes and other assets and increases in self-insurance accruals and accounts payable and accrued expenses.

Overall, accounts receivable dollars decreased $1,272 in 2004 as compared to the $4,017 increase experienced in 2003 although the "days-sales-outstanding" in accounts receivable increased 8 days as at December 31, 2004 as compared with the prior year end.  The increase in the days-sales-outstanding relates to work performed for our utility service customers, primarily related to storm-damage work and contract modifications.

On April 6, 2001, Pacific Gas & Electric ("PG&E") voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  On June 19, 2003, it was announced that Pacific Gas & Electric Corporation ("PG&E Corporation," the parent company of PG&E), the staff of the California Public Utilities Commission ("CPUC"), and PG&E entered into a settlement agreement.  Subsequently, PG&E Corporation, PG&E, and the Official Committee of Unsecured Creditors ("OCC"), as co-proponents, filed the settlement agreement with the bankruptcy court.  In December 2003, the CPUC approved the settlement agreement and the bankruptcy court confirmed the plan of reorganization.

PG&E is one of the Company's largest utility customers.  Subsequent to the bankruptcy petition date, April 6, 2001, the Company continued to provide services under the terms of its contracts with PG&E and received payment for post-petition date services performed.

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

For the period from the bankruptcy petition date, April 6, 2001, through April 13, 2004, interest was payable on the prepetition accounts receivable.  Interest received during 2004 totaled $297 (with $559 received in 2003 and $836 in 2002).

Accounts payable and accrued expenses increased $7,249 in 2004, an increase of $6,870 when compared to the increase of $379 experienced in 2003.  The increase is primarily attributable to an increase in trade payables, employee compensation, accrued vacation, self-insured medical claims and tax liabilities. These increases were partially offset by decreases in commercial insurance payables and income taxes payable.

Self-insurance accruals increased $6,832 in 2004, $2,298 more than the increase experienced in 2003.  The increase occurred in all classifications, workers compensation, general liability and vehicle liability and resulted primarily from an overall increase in deductible amounts under commercial insurance, or the self-insured risk retention.

Other assets decreased $1,181 in 2004, a change of $2,087 over the $906 increase in 2003.  The decrease is the result of reductions in advance payments for insurance premiums related to our workers compensation, vehicle liability and general liability policies, prepaid pension costs and increases in costs associated with our defined benefit plans.

Net Cash Used in Investing Activities

Investing activities used $38,119 in cash, or $18,379 more than that used in 2003, the result of higher expenditures for equipment and business acquisitions.  The expenditures were offset by lesser proceeds from the sale of property and equipment.  We anticipate the level of capital expenditures in 2005 will not exceed that of 2004.

Net Cash Used in Financing Activities

Financing activities used $14,858 in 2004, an increase of $5,955 over the $8,903 used in 2003.  Net borrowings outstanding, from the revolving credit agreement, decreased by $10,600.  The continued decrease was consistent with our planned efforts to reduce debt levels.  Borrowings of notes payable decreased $278 while other debt and capital lease obligations increased $730.  Purchases of common shares for treasury of $7,253 was offset by cash received from the sale of common shares of $3,993 and $794 of cash received on our common share subscription.  Dividends paid during 2004 totaled $2,244.

Revolving Credit Facility--In December 2004 the Company executed an amendment to its revolving credit facility.  The amended agreement, which expires in December 2007, permits borrowings as defined up to $120,000 with a letter of credit sublimit of $60,000 (the previous agreement permitted borrowings up to $90,000 with a letter of credit sublimit of $40,000).  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2004 to make future payments for the periods indicated.

		Contractual Obligations Due-Year Ending December 31,
Description	Total	2005	2006	2007	2008	2009	Thereafter

Revolving credit facility	$ 18,700	$ -	$ -	$ 18,700	$ -	$ -	$ -
Term loans	2,040	910	665	465	-	-	-
Capital lease obligations	4,415	1,217	1,053	1,421	477	247	-
Operating lease obligations	5,945	2,159	1,487	1,172	707	269	151
Self-insurance accruals	37,381	12,938	8,383	5,811	3,190	1,726	5,333
Other liabilities	2,225	-	1,106	495	250	212	162

	$ 70,706	$ 17,224	$ 12,694	$ 28,064	$ 4,624	$ 2,454	$ 5,646

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, noncurrent deferred taxes have been excluded from the summary above.

As at December 31, 2004, we were contingently liable to our principal banks in the amount of $50,290 of which $46,060is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2005 through 2008.  We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Regulation S-K, Item 303(a)(4)(ii).

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.  Capital resources during these periods are equally effected.  We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives.  At December 31, 2004, we had working capital of $22,207, short-term lines of credit approximating $3,073, and $55,240 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions.

Accounting Pronouncement Issued But Not Yet Adopted

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised), "Share-Based Payment," ("FAS 123R"). FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R will be effective for the year beginning January 1, 2006. FAS 123R is a revision of FAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company is currently evaluating the impact of FAS 123R on its consolidated financial statements.

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

          Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 13% of revenues during 2004, 14% during 2003 and 13% during 2002.  Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable.  We have entered into interest rate swaps to limit our exposure to interest rate volatility. (Interest rate "swaps" are the exchange of interest rate payments based on fixed versus floating interest rates which reduce the risk of interest rate changes on future interest expense-"hedging.")

The following table provides information, as of December 31, 2004, about our debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate swaps, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the swaps at December 31, 2004. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2004.

	December 31,							Fair Value December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004

Liabilities
Long-term debt
Fixed rate	$ 36	$ 40	$ 40	$ -	$ -	$ -	$ 116	$ 116
Average interest rate	10.0%	10.0%	10.0%

Variable rate	$ 874	$ 625	$ 19,125	$ -	$ -	$ -	$ 20,624	$ 20,164
Average interest rate	3.8%	4.5%	4.6%

Interest rate derivative instruments
Interest rate swap:
Pay fixed, notional amount	$ -	$ -	$ 15,000	$ -	$ -	$ -	$ 15,000	$ 13
Average pay rate	2.89%	2.89%	2.89%
Average receive rate	2.52%	3.61%	4.92%

Interest rates, as of December 31, 2004, on the fixed-rate debt was 10.0% and interest rates on the variable-rate debt ranged from 2.9% to 5.3%.

The interest rate swap has an underlying face (notional) amount of $15,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to settle the swap agreement at December 31, 2004 (fair value), we would pay $13.

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

For the year ended December 31, 2004, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Management's Discussion of Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors that the Company's financial reporting is reliable and that the Company's consolidated financial statements for external purposes have been prepared in accordance with accounting principles generally accepted in the United States.

Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct.

The Company's internal controls over financial reporting include policies and procedures that:

     -     provide for the maintenance of records that, in reasonable detail, accurately and fairly reflect the business transactions of the Company;

     -     provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles; and,

     -     provide reasonable assurance that the unauthorized acquisition, use, or disposition of the Company's assets will be prevented, or at the minimum, detected in a timely manner.

We maintain a dynamic system of internal controls and processes--including internal controls over financial reporting--designed to ensure reliable financial recordkeeping, transparent financial reporting and disclosure, and protection of physical and intellectual property.

No system of internal control over financial reporting can provide absolute guarantees, but only reasonable assurances of the prevention or detection of misstatements. The Company's processes, however, contain self-monitoring mechanisms, and actions will be taken to correct deficiencies as they are identified.

Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of December 31, 2004, such internal control is effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control - Integrated Framework."

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

In addition, the Company maintains a testing program that assesses the effectiveness of internal control over financial reporting, including testing of the five COSO elements, and recommends improvements.

The Company's independent auditor, Ernst & Young LLP, with direct access to the Company's Board of Directors through its Audit Committee, has audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included elsewhere herein.

(b) Management's Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

(c) Management's Annual Report on Internal Control Over Financial Reporting

The management of The Davey Tree Expert Company is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of
December 31, 2004.

The Davey Tree Expert Company's independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on management's assessment of the effectiveness of our internal control over financial reporting. This audit report appears below.

/s/ R. Douglas Cowan	/s/ David E. Adante	/s/ Nicholas R. Sucic
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Secretary	Corporate Controller and Chief Accounting Officer

Kent, Ohio
February 28, 2005

(d) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date we carried out our evaluation.

(e) Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

The Davey Tree Expert Company

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that The Davey Tree Expert Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Davey Tree Expert Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Davey Tree Expert Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of The Davey Tree Expert Company and our report dated February 28, 2005, expressed an unqualified opinion thereon.

                                                                     /s/ Ernst & Young LLP

Akron, Ohio

February 28, 2005

Item 9B.  Other Information.

On December 2, 2004, the Compensation Committee of the Board of Directors of the Company approved the amendment, effective January 1, 2005, of The Davey Tree Expert Company Board of Directors Deferred Compensation Plan (the "Plan") in order to comply with the requirements of the American Jobs Creation Act of 2004 (the "AJC Act").  The Plan, previously and as amended, permits Directors of the Company to defer the receipt of all or a portion of the fees payable to them by virtue of their service as Directors.  The amendments to the Plan will cause amounts that have been deferred under the Plan for periods beginning before January 1, 2005 to remain subject to the law as in effect prior to the effectiveness of the AJC Act, and to allow for the deferral of Directors' compensation for periods beginning after December 31, 2004, which will be subject to the law as in effect following the effectiveness of the AJC Act.

A copy of The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan is attached to this annual report on Form 10-K as Exhibit No. 10.9.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information about our executive officers is in the section "Executive Officers of the Registrant" in Part I, Item 4A of this report.

Information about our directors is in the section "Election of Directors" of our 2005 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee financial experts is in the section "Report of the Audit Committee" of our 2005 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section "Section 16(a) Beneficial Ownership Reporting Compliance" of our 2005 Proxy Statement, which is incorporated into this report by reference.

Item 11.  Executive Compensation.

Information about director compensation is in the section "Compensation of Directors" and information about executive compensation is in the section "Compensation of Executive Officers" of the 2005 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of the 2005 Proxy Statement, which is incorporated into this report by reference.  Information about our securities authorized for issuance under equity compensation plans is in the section "Equity Compensation Plans Information" of the 2005 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions.

Information about certain transactions between the Company and its affiliates and certain other persons is in the sections "Election of Directors" of our 2005 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant's fees and services is in the section "Independent Registered Public Accounting Firm, Fees and Other Matters" of our 2005 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report.  See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2005.

THE DAVEY TREE EXPERT COMPANY

By: /s/ R. Douglas Cowan
R. Douglas Cowan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2005.

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
Nicholas R. Sucic, Corporate Controller (Principal Accounting Officer)

/s/ Douglas K. Hall
Douglas K. Hall, Director

/s/ Willard R. Holland
Willard R. Holland, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	2003 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

3.2

1987 Amended and Restated Regulations of The Davey Tree Expert Company (Incorporated by reference to Exhibit (3)(ii) to the Registrant's Annual Repot on Form 10-K for the year ended December 31, 2001).

10.1	1994 Omnibus Stock Plan	Filed Herewith

10.2

Credit Agreement by and among the Company and KeyBank National Association, as lead arranger, syndication agent and administrative agent and National City Bank, as documentation agent, for various lending institutions dated as of November 8, 2002 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

10.3

Amendment No. 1 to Credit Agreement by and among the Company and KeyBank National Association, as lead arranger, syndication agent and administrative agent and National City Bank, as documentation agent, for various lending institutions dated as of November 8, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

10.4

Amendment No. 3 to Credit Agreement by and among The Davey Tree Expert Company and KeyBank National Association, as lead arranger, syndication agent and administrative agent and National City Bank, as documentation agent, for various lending institutions dated as of November 8, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 21, 2004).

10.5	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6	2004 401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.7	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.8	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.9	The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan	Filed Herewith

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

The documents listed as Exhibits 10.1, 10.2, 10.6, 10.7, 10.8 and 10.9 constitute management contracts or compensatory plans or arrangements.

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

YEAR ENDED DECEMBER 31, 2004

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)

THE DAVEY TREE EXPERT COMPANY

The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:

Audited Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -- December 31, 2004 and 2003	F-3

Consolidated Statements of Operations -- Years ended December 31, 2004, 2003 and 2002	F-4

Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2004, 2003 and 2002	F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 2004, 2003 and 2002	F-6

Notes to Consolidated Financial Statements -- December 31, 2004	F-7

Financial Statement Schedules:

None

          All schedules for which provision is made in the applicable accounting regulations of the
          Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion thereon.

                                                            /s/ Ernst & Young LLP

Akron, Ohio

February 28, 2005

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 1,244	$ 211
Accounts receivable, net	64,432	53,773
Operating supplies	3,565	3,396
Prepaid expenses	5,653	6,160
Other current assets	5,704	4,857

Total current assets	80,598	68,397

Property and equipment:
Land and land improvements	6,853	6,629
Buildings and leasehold improvements	18,976	17,826
Equipment	243,770	214,181
	269,599	238,636

Less accumulated depreciation	185,999	171,883

	83,600	66,753

Other assets	11,599	24,164
Identified intangible assets and goodwill, net	7,308	7,523

	$ 183,105	$ 166,837

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$ 1,852	$ 1,880
Accounts payable	23,410	16,727
Accrued expenses	18,974	18,408
Self-insurance accruals	12,938	10,513
Current portion of capital lease obligations	1,217	661

Total current liabilities	58,391	48,189

Long-term debt	19,830	30,178
Capital lease obligations	3,198	2,388
Self-insurance accruals	21,354	16,947
Deferred income taxes	7,904	6,098
Other liabilities	2,225	890

	112,902	104,690

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued and outstanding as of December 31, 2004 and 2003	10,728	10,728
Additional paid-in capital	6,066	6,528
Common shares subscribed, unissued	9,198	9,720
Retained earnings	99,273	89,158
Accumulated other comprehensive income (loss)	261	(146)

	125,526	115,988
Less: Cost of Common shares held in treasury:
3,074 in 2004 and 2,924 in 2003	49,314	46,516
Common shares subscription receivable	6,009	7,325

	70,203	62,147

	$ 183,105	$ 166,837

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2004	2003	2002

Revenues	$ 398,648	$ 346,263	$ 319,273

Costs and expenses:
Operating	263,080	226,454	211,549
Selling	64,010	56,758	50,865
General and administrative	27,908	25,947	22,800
Depreciation	21,083	19,274	19,370
Amortization of intangible assets	1,545	1,501	692

	377,626	329,934	305,276

Income from operations	21,022	16,329	13,997

Other income (expense):
Interest expense	(1,827)	(2,062)	(3,121)
Interest income	1,949	229	82
Gain on sale of assets	552	931	2,054
Other	(800)	(694)	(1,075)

Income before income taxes	20,896	14,733	11,937

Income taxes	8,643	6,016	4,716

Net income	$ 12,253	$ 8,717	$ 7,221

Net income per share:
Basic	$ 1.44	$ 1.03	$ .89

Diluted	$ 1.37	$ .99	$ .85

Weighted average shares outstanding:
Basic	8,496	8,470	8,125

Diluted	8,923	8,806	8,508

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	2004		2003		2002

  Shares

		Amount

  Shares

				Amount

  Shares

						Amount

Common shares
At beginning and end of year	10,728	$ 10,728	10,728	$ 10,728	10,728	$ 10,728

Additional paid-in capital
At beginning of year		6,528		5,710		5,163
Shares sold to employees		(93)		988		660
Options exercised		(236)		(176)		(190)
Subscription shares, issued		(133)		6		77

At end of year		6,066		6,528		5,710

Common shares subscribed, unissued
At beginning of year	810	9,720	818	9,817	-	-
Common shares, subscribed	-	-	-	-	836	10,032
Common shares, issued	(37)	(450)	(1)	(17)	(16)	(194)
Cancellations	(6)	(72)	(7)	(80)	(2)	(21)

At end of year	767	9,198	810	9,720	818	9,817

Retained earnings

At beginning of year		89,158		82,525		77,358
Net income		12,253		8,717		7,221
Performance Restricted Stock Units		106		-		-
Dividends, $.24 per share		-		(2,084)		(2,054)
Dividends, $.26 per share		(2,244)		-		-

At end of year		99,273		89,158		82,525

Accumulated other comprehensive income (loss), net of tax
At beginning of year		(146)		(1,057)		(1,209)
Currency translation adjustment		422		846		13
Minimum pension liability		(168)		-		-
Derivatives: Unrealized gain on interest rate swaps		153		65		139

Other comprehensive income		407		911		152

At end of year		261		(146)		(1,057)

Common shares held in treasury
At beginning of year	2,924	(46,516)	3,048	(44,956)	3,000	(41,790)
Shares purchased	430	(7,253)	456	(5,987)	578	(7,051)
Shares sold to employees	(206)	3,254	(220)	1,708	(201)	1,588
Options exercised	(37)	596	(359)	2,709	(313)	2,179
Subscription shares, issued	(37)	605	(1)	10	(16)	118

At end of year	3,074	(49,314)	2,924	(46,516)	3,048	(44,956)

Common shares subscription receivable
At beginning of year	(810)	(7,325)	(818)	(8,632)	-	-
Shares subscribed	-	-	-	-	(836)	(10,032)
Payments	37	1,244	1	1,227	16	1,379
Cancellations	6	72	7	80	2	21

At end of year	(767)	(6,009)	(810)	(7,325)	(818)	(8,632)

Common Shareholders' Equity at December 31	7,654	$ 70,203	7,804	$ 62,147	7,680	$ 54,135

Comprehensive Income
Net income		$ 12,253		$ 8,717		$ 7,221
Other comprehensive income		407		911		152

Comprehensive income		$ 12,660		$ 9,628		$ 7,373

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income	$ 12,253	$ 8,717	$ 7,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,083	19,274	19,370
Amortization	1,545	1,501	692
Gain on sale of property	(552)	(931)	(2,054)
Deferred income taxes	2,168	(2,111)	408
Other	979	1,823	173

	37,476	28,273	25,810
Changes in operating assets and liabilities:
Accounts receivable	1,272	(4,017)	(689)
Accounts payable and accrued expenses	7,249	379	3,588
Self-insurance accruals	6,832	4,534	3,292
Other assets, net	1,181	(906)	(2,574)

	16,534	(10)	3,617

Net cash provided by operating activities	54,010	28,263	29,427

Investing activities
Capital expenditures
Equipment	(37,301)	(19,578)	(15,791)
Land and buildings	(1,181)	(397)	(336)
Proceeds from sales of property and equipment	800	1,215	3,745
Purchases of businesses	(437)	(980)	(4,288)

Net cash used in investing activities	(38,119)	(19,740)	(16,670)

Increase in cash before financing activities	15,891	8,523	12,757

Financing activities
Revolving credit facility payments, net	(10,600)	(5,100)	(6,900)
Borrowings (payments) of notes payable	(278)	638	(1,109)
Borrowings (payments) of long-term debt and capital leases	730	(2,825)	(1,074)
Purchase of Common shares for treasury	(7,253)	(5,987)	(7,051)
Sales of Common shares from treasury	3,993	5,245	4,237
Cash received on Common share subscriptions	794	1,210	1,379
Dividends	(2,244)	(2,084)	(2,054)

Net cash used in financing activities	(14,858)	(8,903)	(12,572)

Increase (Decrease) in cash and cash equivalents	1,033	(380)	185
Cash and cash equivalents, beginning of year	211	591	406

Cash and cash equivalents, end of year	$ 1,244	$ 211	$ 591

See notes to consolidated financial statements.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2004
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

Fiscal Year--The Company's fiscal year ends on the Saturday closest to December 31. The fiscal years reported are for the 52-week period ended January 1, 2005, the 53-week period ended January 3, 2004 and the 52-week period ended December 28, 2002. For purposes of the consolidated financial statements, the year-end is referred to as December 31 for all years presented.

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
December 31, 2004
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

               Accounts Receivable: The Company's residential and commercial customers are located geographically throughout                the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit                risk.  The credit exposure of utility services customers is directly affected by conditions within the utility industries as                well as the financial condition of individual customers. One utility services customer approximated 13% of revenues                during2004, 14% during 2003 and 13% during 2002.  To reduce credit risk, the Company evaluates the credit of                customers, but generally does not require advance payments or collateral. Exposure to losses on receivables is                principally dependent on each customer's financial condition.

Property and Equipment--Property and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed for financial reporting purposes by the straight-line method for land improvements, building and leasehold improvements and by the double-declining method for equipment, based on the estimated useful lives of the assets, as follows:

                    Land improvements.............................. 5 to 20 years

                    Buildings.............................................. 5 to 20 years

                    Equipment............................................ 3 to 10 years

                    Leasehold improvements.......................Shorter of lease term or estimated useful life;

                                                                                           ranging from 5 to 20 years

The amortization of assets acquired under capital leases is included in depreciation expense.

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one to ten years. Goodwill is assessed for impairment, at least annually. No impairment charges were incurred during 2004, 2003 or 2002 as the fair value of goodwill has exceeded the carrying amount.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

B.  Accounting Policies (continued)

Stock-Based Compensation--The Company accounts for stock-based compensation using the intrinsic-value method in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, no compensation cost is recognized if the exercise price of the stock option is equal to the market value of the shares at the date of grant. For the Company's Performance Restricted-Stock Unit awards, compensation cost is recognized over the requisite vesting periods based on the fair market value on the date of grant.  The Company will begin to recognize compensation expense for stock-based awards in January 2006 in accordance with FASB Statement of Financial Accounting Standards No. 123R, as described below.

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

Performance Restricted-Stock Units--During May 2004, the Committee awarded 44,151 Performance Restricted-Stock Units to certain key employees, of which 27,643 units have a four-year vesting period and 16,508 units have a five-year vesting period.

The alternative policy to APB No.25 in Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation," the fair value method, is based on the fair value of the stock option awarded, determined by an option pricing model, net of any amount the holders must pay for the stock options when granted. If the Company had used the fair value method, the after-tax expense relating to the stock options would have been $74 in 2004, $14 in 2003 and $13 in 2002. In calculating the fair value of the stock options, the following assumptions were used: initial annual dividend rate of 1.5% per share; risk free interest rates ranging from 5.0% to 6.25% and expected lives ranging from four to five years. The following table presents the pro forma net income as if the fair value method had been applied to the stock awards.

	Year Ended December 31,
	2004	2003	2002

Net income as reported	$ 12,253	$ 8,717	$ 7,221
Add stock-based compensation included in net income as reported, net of related tax effect	62	-	-
Deduct stock-based compensation, determined under fair value	74	14	13

Pro forma net income, FAS 123 adjusted	$ 12,241	$ 8,703	$ 7,208

Net income per share -- basic
As reported	$ 1.44	$ 1.03	$ .89
Pro forma, FAS 123 adjusted	1.44	1.03	.89

Net income per share -- diluted
As reported	$ 1.37	$ .99	$ .85
Pro forma, FAS 123 adjusted	1.37	.99	.85

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

B.  Accounting Policies (continued)

Accounting Pronouncement Issued But Not Yet Adopted--In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised), "Share-Based Payment ("FAS 123R")." FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R will be effective for the year beginning January 1, 2006. FAS 123R is a revision of FAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company is currently evaluating the impact of FAS 123R on its consolidated financial statements.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

B.  Accounting Policies (continued)

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

C.  Accounts Receivable and Collection of Receivable from Pacific Gas & Electric

Accounts receivable, net, consisted of the following:

	December 31,
	2004	2003

Accounts receivable	$ 60,507	$ 62,986
Receivables under contractual arrangements	5,827	4,458

	66,334	67,444

Less prepetition accounts receivable from PG&E classified as noncurrent other assets	-	11,931

	66,334	55,513

Less allowances for doubtful accounts	1,902	1,740

	$ 64,432	$ 53,773

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

PG&E is one of the Company's largest utility customers.  Subsequent to the bankruptcy petition date, April 6, 2001, the Company continued to provide services under the terms of its contracts with PG&E and received payment for post-petition date services performed.

The Davey Tree Expert Company

Notes to Consolidated Financial Statements--(Continued)

December 31, 2004

(In thousands, except share data)

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

For the period from the bankruptcy petition date, April 6, 2001, to the date of payment, interest was payable on the prepetition accounts receivable.  Interest received during 2004 totaled $1,692 (with $297 received in 2004; $559 received in 2003 and $836 in 2002).

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

D.  Supplemental Balance Sheet and Cash Flow Information

The following items comprise the amounts included in the balance sheets:

	December 31,
Other currents assets	2004	2003

Refundable income taxes	$ 1,209	$ -
Deferred income taxes	4,495	4,857

Total	$ 5,704	$ 4,857

	December 31,
Other assets	2004	2003

Prepaid pension costs	$ 10,195	$ 10,766
Prepetition accounts receivable from PG&E	-	11,931
Deposits	1,404	1,467

Total	$ 11,599	$ 24,164

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

D.  Supplemental Balance Sheet and Cash Flow Information (continued)

	December 31,
Identified intangibles and goodwill, net	2004	2003

Customer lists	$ 6,209	$ 5,925
Noncompete agreements	1,942	1,892
Tradenames	311	249
Goodwill	6,222	5,288

	14,684	13,354
Less accumulated amortization	7,376	5,831

Total	$ 7,308	$ 7,523

	December 31,
Accrued expenses	2004	2003

Employee compensation	$ 8,265	$ 6,358
Accrued vacation	3,345	2,692
Self-insured medical claims	1,727	1,653
Commercial insurance payable	2,751	3,897
Income taxes payable	-	920
Taxes, other than income	1,159	955
Other	1,727	1,933

Total	$ 18,974	$ 18,408

Supplemental cash flow information follows:

	Year Ended December 31,
	2004	2003	2002

Interest paid	$ 1,867	$ 2,183	$ 3,046
Income taxes paid, net	8,308	7,405	4,585
Noncash transactions:
Debt issued for purchase of business	1,138	799	2,860
Common share subscriptions	-	-	10,032
Detail of acquisitions:
Assets acquired:
Equipment	268	384	1,706
Intangibles	1,307	1,395	5,699
Liabilities assumed	-	-	(257)
Debt issued for purchase of businesses	(1,138)	(799)	(2,860)

Cash paid	$ 437	$ 980	$ 4,288

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

E.  Pension Plans

Substantially all of the Company's domestic employees are covered by noncontributory defined benefit pension plans. A plan for nonbargaining employees provides a benefit based primarily on annual compensation up to a defined level and years of credited service. Another plan is for bargaining employees not covered by union pension plans and provides benefits at a fixed monthly amount based upon length of service.  During May 2004, the Company adopted a Supplemental Executive Retirement Plan ("SERP") and a Benefits Restoration Pension Plan ("Restoration Plan") for certain key employees. Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts received under the Company's qualified retirement defined benefit pension plans, which is subject to Internal Revenue Service limitations on covered compensation.

Summarized information on the Company's defined benefit pension plans follows:

	December 31,
	2004	2003
Change in benefit obligation

Projected benefit obligation at beginning of year	$ 19,963	$ 17,216
Service cost	1,098	873
Interest cost	1,322	1,184
Amendments	782	-
Actuarial loss	2,136	2,327
Benefit payments	(1,385)	(1,637)

Projected benefit obligation at end of year	$ 23,916	$ 19,963

Accumulated benefit obligation at end of year	$ 20,965	$ 17,743

	December 31,
	2004	2003
Change in fair value of plan assets

Fair value of plan assets at beginning of year	$ 25,331	$ 22,813
Actual return on plan assets	1,590	4,155
Benefit payments	(1,385)	(1,637)

Fair value of plan assets at end of year	$ 25,536	$ 25,331

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

E.  Pension Plans (continued)

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets are less than either the projected benefit obligation or accumulated benefit obligation, as of
December 31, 2004, were as follows:

Projected benefit obligation	$ 2,583
Accumulated benefit obligation	2,254
Fair value of plan assets	1,056

The projected benefit obligation includes $1,292 and the accumulated benefit obligation includes $962, as of December 31, 2004, related to adoption in May 2004 of the Supplemental Executive Retirement Plan and the Benefit Restoration Pension Plan.

A minimum pension liability adjustment is required when the actuarial present value of accumulated plan benefits exceeds plan assets and accrued pension liabilities. In 2004, a minimum pension liability adjustment of $270 was recorded, including deferred taxes of $102, as a component of other comprehensive income (loss) and reported in accumulated other comprehensive income (loss) as a component of shareholders' equity.

	December 31,
	2004	2003
Funded status

Fair value of plan assets at end of year	$ 25,536	$ 25,331
Projected benefit obligation at end of year	23,916	19,963

Plan assets in excess of benefit obligation	1,620	5,368
Unrecognized net actuarial loss	8,180	5,930
Unrecognized prior service cost	539	39
Unrecognized transition asset	(499)	(571)

Net amount recognized	$ 9,840	$ 10,766

Amounts reported in balance sheets

Prepaid pension costs	$ 10,195	$ 10,766
Accrued pension obligations	(625)	-
Accumulated other comprehensive income/loss	270	-

	9,840	10,766

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

E.  Pension Plans (continued)

The actuarial assumptions follow.  The discount rates were used to measure the year-end benefit obligation and the expense effect for the subsequent year.

	December 31,
	2004	2003
Actuarial assumptions

Discount rate	5.75%	6.25%
Expected return on plan assets	8.00	8.00
Rate of increase in compensation	4.50	4.50

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2004	2003	2002
Components of pension expense (income)

Service costs -- increase in benefit obligation earned	$ 1,098	$ 873	$ 875
Interest cost on projected benefit obligation	1,322	1,184	1,083
Expected return on plan assets	(1,971)	(1,767)	(2,287)
Amortization of net actuarial loss (gains)	268	336	(6)
Amortization of prior service cost	281	4	4
Amortization of transition asset	(72)	(72)	(72)

Net pension expense (income) of defined benefit pension plans	$ 926	$ 558	$ (403)

In addition to the Company sponsored defined benefit plans, the Company contributes to several multiemployer plans. Total pension expense for multiemployer plans was $368 in 2004, $171 in 2003, and $180 in 2002.

The percentage of the fair value of total plan assets, by major category, were as follows, along with the target range-of-percentage allocations for 2005 used as investment strategy.

	Percentage of Plan Assets at December 31,		Target Allocations
	2004	2003	2005
Plan assets - asset category

Equity securities	73%	71%	60% to 70%
Debt securities	27	29	25% to 40%

Total	100%	100%

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

E.  Pension Plans (continued)

Target range-of-percentage allocations to major categories of plan assets are based on the expected returns for the following 12-to-18 months. Equity securities are expected to be well-diversified with 35-to-60 issues, with no single holding exceeding 7% of total equity securities. Debt securities consist of issues rated as investment-grade, generally with a laddered-maturity structure ranging from 1-to-12 years. There is no specific prohibition to investing in real estate or international equity securities, but the categories must not exceed 10% of total plan assets. Derivatives, options or leverage are not used.

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets, as at December 31, 2004, was 8.3%.

The benefits, as of December 31, 2004, expected to be paid to defined-benefit plan participants in each of the next five years and in the aggregate for the five years thereafter, follows.

Participants Benefits
Estimated future payments

Year ending December 31, 2005	$ 1,037
2006	1,110
2007	1,126
2008	1,139
2009	1,161
Years 2010 to 2014	6,321

The Company expects, as of December 31, 2004, that it will not be necessary to make contributions to the defined benefit pension plans in 2005.

F.  Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2004	2003

Notes payable	$ 942	$ 355
Current portion of long-term debt	910	1,525

	$ 1,852	$ 1,880

The $942 note payable, with interest approximating 5.25%, is due on September 1, 2005.

At December 31, 2004, the Company also had unused short-term lines of credit with several banks totaling $3,549,generally at the banks' prime rate.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

F.  Short-Term and Long-Term Debt (continued)

Long-term debt consisted of the following:

	December 31,
	2004	2003
Revolving credit facility
Prime rate borrowings	$ 3,700	$ 3,300
LIBOR borrowings	15,000	26,000

	18,700	29,300
Term loans	2,040	2,403

	20,740	31,703
Less current portion	910	1,525

	$ 19,830	$ 30,178

Revolving Credit Facility--In December 2004 the Company executed an amendment to its revolving credit facility.  The amended agreement, which expires in December 2007, permits borrowings as defined up to $120,000 with a letter of credit sublimit of $60,000 (the previous agreement permitted borrowings up to $90,000 with a letter of credit sublimit of $40,000).  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to interest coverage, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of December 31, 2004, the Company had unused commitments under the facility approximating $55,240, with $64,760 committed under the agreement, consisting of borrowings of $18,700 and issued letters of credit of $46,060.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

Term Loans--The weighted-average interest on the term loans approximated 4.69% (4.47% at December 31, 2003).

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2004 were as follows: 2005--$910; 2006--$665; 2007--$19,165; 2008--$0 and 2009--$0.

Interest rate swaps--The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest rate changes on future interest expense.  As of December 31, 2004, the Company had an interest rate swap outstanding, with an underlying notional amount totaling $15,000, requiring interest to be paid at 3.74% and maturing in December2007.  The fair value of the swap is the amount quoted by the financial institution that the Company would pay to terminate the agreements, a liability of $13 at December 31, 2004.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

G.  Self-Insurance Accruals

Components of the Company's self-insurance accruals for workers' compensation, vehicle liability and general liability follow:

	December 31,
	2004	2003

Workers' compensation	$ 23,177	$ 19,255
Present value discount	3,089	2,713

	20,088	16,542
Vehicle liability	5,913	5,542
General liability	8,291	5,376

Total	34,292	27,460
Less current portion	12,938	10,513

Noncurrent portion	$ 21,354	$ 16,947

The table below reconciles the changes in the self-insurance accruals for losses and related payments and sets forth the discount rate used for the workers' compensation accrual.

	December 31,
	2004	2003

Balance, beginning of year	$ 27,460	$ 22,926
Provision for claims	22,808	18,927
Payment for claims	15,976	14,393

Balance, end of year	$ 34,292	$ 27,460

Workers' compensation discount rate	4.50%	4.50%

H.  Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2004	2003

Equipment	$ 5,133	$ 5,121
Less accumulated amortization	3,310	2,705

	$ 1,823	$ 2,416

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

H.  Lease Obligations (continued)

The Company also leases facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2004 were as follows:

	Lease Obligations
	Capital	Operating
Minimum lease obligations
Year ending December 31, 2005	$ 1,435	$ 2,159
2006	1,207	1,487
2007	1,482	1,172
2008	501	707
2009	250	269
2010 and after	-	151

Total minimum lease payments	4,875	$ 5,945
Amounts representing interest	460

Present value of net minimum lease payments	4,415
Less current portion	1,217

Long-term capital lease obligations, December 31, 2004	$ 3,198

Total rent expense under all operating leases was $3,103 in 2004, $2,813 in 2003 and $2,567 in 2002.

I.  Common Shares and Preferred Shares

The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued was 10,728,440 during each of the three years in the period ended December 31, 2004. The number of shares in the treasury for each of the three years in the period ended December 31, 2004 were as follows: 2004--3,073,632;  2003--2,924,235;  and, 2002--3,048,073.

The Company's stock is not listed or traded on an active stock market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value based upon the Company's performance and financial condition. Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares. During 2004, purchases of common shares totaled 429,807 shares for $7,253 in cash; the Company also had direct sales, to directors and employees of 12,864 shares for $190, excluding those shares issued through either the exercise of options or the employee stock purchase plan. It also sold 75,688 shares from the Company's 401(k) plan for $1,213and issued 45,656 shares to participant accounts to satisfy its liability for the 2003 employer match in the amount of $717.  The liability accrued at December 31, 2004 for the 2004 employer match was $919. There were also 71,282 shares purchased during 2003 under the employee stock purchase plan.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

I.  Common Shares and Preferred Shares (continued)

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding.

	December 31,
	2004	2003

Shares outstanding, beginning of year	7,804,205	7,680,367

Shares purchased	(429,807)	(456,725)
Shares sold to employees and directors	205,490	220,131
Stock subscription offering - cash purchases	37,482	1,387
Options exercised	37,438	359,045

	(149,397)	123,838

Shares outstanding, end of year	7,654,808	7,804,205

On December 31, 2004, the Company had 7,654,808 common shares outstanding, options exercisable to purchase 579,932 common shares, partially-paid subscriptions for 766,501 common shares and purchase rights outstanding for 254,774 common shares.

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

J.  Employee Stock Ownership Plan and 401KSOP

On March 15, 1979, the Company consummated a plan, which transferred control of the Company to its employees. As a part of this plan, the Company initially sold 120,000 common shares (presently, 5,760,000 common shares adjusted for stock splits) to the Company's Employee Stock Ownership Trust (ESOT) for $2,700.

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
December 31, 2004
(In thousands, except share data)

J.  Employee Stock Ownership Plan and 401KSOP (continued)

Effective January 1, 1997, the Company commenced operation of the "The Davey 401KSOP and ESOP," which retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before‑tax contributions, within Internal Revenue Service established limits, through payroll deductions. The Company will match, in either cash or Company stock, 50% of each participant's before-tax contribution, limited to the first 3% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. The Company's cost of this plan, consisting principally of the employer match, was $919 in 2004, $718 in 2003, and $586 in 2002.

In May 2004, the Company adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings-plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations. The cost of this plan was $346 in 2004.

K.  Employee Stock Purchase Plan and Stock Option Plans

Employee Stock Purchase Plan--The Company has an employee stock purchase plan that provides the opportunity for all full-time employees with one year of service to purchase shares through payroll deductions. Purchases under the plan, at 85% of the fair market value of the common shares, have been as follows:

	Year Ended December 31,
	2004	2003	2002

Number of employees participating	792	900	775

Shares purchased during the year	71,282	83,061	105,609

Weighted average per share purchase price paid	$ 14.42	$ 11.18	$ 10.36

Cumulative shares purchased since 1982	3,698,514	3,627,232	3,544,171

Stock Option Plans--The 1994 Omnibus Stock Plan (Stock Plan) consolidated into a single plan provisions for the grant of stock options and other stock based incentives and maintenance of the employee stock purchase plan. Prior to adoption of the Stock Plan, the Company had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 1,600,000 during the ten‑year term of the Stock Plan. Shares purchased since 1994 under the stock purchase plan were 1,388,610. Each nonemployee director elected or appointed, and reelected or reappointed, will receive a director option that gives the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant. The director options are exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan. The grant of awards, other than director options, is at the discretion of the compensation committee of the Board of Directors.  Shares available for grant at December 31, 2004 were 321,797.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

K.  Employee Stock Purchase Plan and Stock Option Plans (continued)

A summary of the Company's stock option activity, excluding director options, is presented below:

	2004		2003		2002
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding, beginning of year	971,370	$ 10.82	819,915	$ 7.49	1,161,147	$ 7.15
Granted	-		512,500	13.50	-	-
Exercised	(25,038)	7.90	(351,045)	6.97	(312,514)	6.36
Forfeited	-		(10,000)	6.91	(28,718)	6.14

Outstanding, end of year	946,332	10.93	971,370	10.82	819,915	7.49

The following table summarizes information about stock options outstanding and exercisable, excluding director options at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

$ 7.90	433,832	1.9 years	$ 7.90	433,832	$ 7.90
$ 13.50	512,500	8.9 years	$ 13.50	102,500	$ 13.50

	946,332			536,332

A summary of the status of the Company's director options is presented below:

	2004		2003		2002
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding, beginning of year	48,000	$ 12.72	48,000	$ 12.39	44,000	$ 12.16
Granted	8,000	15.70	8,000	12.80	8,000	12.00
Exercised	(12,400)	13.02	(8,000)	10.79	-	-
Forfeited	-	-	-	-	(4,000)	9.10

Outstanding and exercisable, end of year	43,600	13.19	48,000	12.72	48,000	12.39

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

L.  Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follows:

	Year Ended December 31,
	2004	2003	2002
Comprehensive Income
Net income	$ 12,253	$ 8,717	$ 7,221
Other comprehensive income (loss)
Foreign currency translation adjustment	422	846	13
Minimum pension liability	(270)	-	-
Derivative instruments:
Change in fair value of interest rate swap	246	105	225

Other comprehensive income (loss), before income taxes	398	951	238
Income tax benefit (expense), related to items of other comprehensive income	9	(40)	(86)

Other comprehensive income	407	911	152

Comprehensive income	$ 12,660	$ 9,628	$ 7,373

	December 31,
	2004	2003	2002
Accumulated comprehensive income (loss)

Foreign currency translation adjustments	$ 437	$ 15	$ (831)
Minimum pension liability adjustment	(168)	-	-
Fair value of interest rate swap	(8)	(161)	(226)

Accumulated comprehensive income (loss)	$ 261	$ (146)	$ (1,057)

M.  Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2004	2003	2002

United States	$ 19,080	$ 13,324	$ 11,023
Canada	1,816	1,409	914

Total	$ 20,896	$ 14,733	$ 11,937

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

M.  Income Taxes (continued)

Income taxes have been provided as follows:

	Year Ended December 31,
	2004	2003	2002
Currently payable:
Federal	$ 3,953	$ 6,131	$ 3,143
State	1,864	1,493	826
Canadian	649	543	425

Total current	6,466	8,167	4,394
Deferred taxes	2,177	(2,151)	322

Total taxes on income	$ 8,643	$ 6,016	$ 4,716

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's current net deferred tax assets at December 31, were as follows:

	Year Ended December 31,
	2004	2003
Deferred tax assets:
Accrued compensated absences	$ 692	$ 524
Self-insurance accruals	4,371	3,551
Other assets (liabilities), net	(568)	782

Net deferred income tax assets--current	$ 4,495	$ 4,857

Significant components of the Company's noncurrent net deferred tax assets and liabilities at
December 31, were as follows:

	Year Ended December 31,
	2004	2003
Deferred tax assets:
Self-insurance accruals	$ 7,266	$ 5,738
Other	1,229	851

	8,495	6,589
Deferred tax liabilities:
Tax over financial reporting depreciation and amortization	12,908	9,050
Prepaid pension costs	3,491	3,637

	16,399	12,687

Net deferred income tax liability--noncurrent	$ (7,904)	$ (6,098)

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

M.  Income Taxes (continued)

A reconciliation of the expected statutory U.S. federal rate to the Company's actual effective income tax rate follows:

	Year Ended December 31,
	2004	2003	2002
Statutory U.S. federal tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.7	6.7	4.6
Effect of Canadian income taxes	.1	.4	1.0
Meals disallowance	1.1	1.4	1.5
Other	(.5)	(1.7)	(1.6)

Effective income tax rate	41.4%	40.8%	39.5%

N.  Net Income Per Share

Net income per share is computed as follows:

	Year Ended December 31,
	2004	2003	2002
Income available to common shareholders:
Net income	$ 12,253	$ 8,717	$ 7,221

Weighted average shares:
Basic:
Outstanding	7,729,829	7,659,901	7,781,902
Partially-paid share subscriptions	766,501	809,972	342,915

Basic weighted average shares	8,496,330	8,469,873	8,124,817

Diluted:
Basic from above	8,496,330	8,469,873	8,124,817
Incremental shares from assumed:
Exercise of stock subscription purchase rights	74,883	22,750	4,322
Exercise of stock options	351,697	312,891	379,047

Diluted weighted average shares	8,922,910	8,805,514	8,508,186

Net income per share:
Basic	$ 1.44	$ 1.03	$ .89

Diluted	$ 1.37	$ .99	$ .85

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
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

Information on reportable segments and reconciliation to the consolidated financial statements follows:

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

O.  Operations by Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2004
Revenues	$ 173,154	$ 182,223	$ 43,271	$ -		$ 398,648
Income (loss) from operations	7,958	12,801	3,333	(3,070)	(a)	21,022

Interest expense				1,827		1,827
Other income (expense), net				1,701		1,701

Income before income taxes						20,896

Depreciation	$ 8,484	$ 7,853	$ 2,351	$ 2,395	(b)	$ 21,083
Capital expenditures	15,088	13,034	4,209	6,151		38,482
Segment assets, total	61,114	53,164	16,844	51,983	(c)	183,105

Fiscal Year 2003
Revenues	$ 145,638	$ 166,324	$ 34,301	$ -		$ 346,263
Income (loss) from operations	2,107	13,994	2,555	(2,327)	(a)	16,329

Interest expense				2,062		2,062
Other income (expense), net				466		466

Income before income taxes						14,733

Depreciation	$ 7,651	$ 6,927	$ 1,903	$ 2,793	(b)	$ 19,274
Capital expenditures	8,158	5,910	2,863	3,044		19,975
Segment assets, total	44,596	46,925	12,401	62,915	(c)	166,837

Fiscal Year 2002
Revenues	$ 132,875	$ 155,689	$ 30,709	$ -		$ 319,273
Income (loss) from operations	1,898	12,901	2,032	(2,834)	(a)	13,997

Interest expense				3,121		3,121
Other income (expense), net				1,061		1,061

Income before income taxes						11,937

Depreciation	$ 8,160	$ 7,127	$ 1,559	$ 2,524	(b)	$ 19,370
Capital expenditures	5,456	5,580	2,151	2,940		16,127
Segment assets, total	40,727	43,159	11,706	65,564	(c)	161,156

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.
(b)	Reduction to straight-line depreciation expense from declining balance method and depreciation and amortization of corporate assets.
(c)	Corporate assets include cash and cash equivalents, prepaid expenses, corporate facilities, enterprise-wide information systems, intangibles, and deferred and other nonoperating assets.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

O.  Operations by Segment and Geographic Information (continued)

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2004	2003	2002
Revenues

United States	$ 370,639	$ 325,454	$ 301,075
Canada	28,009	20,809	18,198

	$ 398,648	$ 346,263	$ 319,273

	Year Ended December 31,
	2004	2003	2002
Long-lived assets, net

United States	$ 81,588	$ 67,313	$ 69,309
Canada	9,320	6,963	5,114

	$ 90,908	$ 74,276	$ 74,423

P.  Commitments and Contingencies

At December 31, 2004, the Company was contingently liable to its principal banks in the amount of $50,290 for letters of credit outstanding primarily related to insurance coverage.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2004
(In thousands, except share data)

Q.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2004 and 2003.

	Fiscal 2004, Three Months Ended
	Apr 3	Jul 3	Oct 2	Jan 1
Revenues	$ 79,485	$ 112,259	$ 110,661	$ 96,243
Gross profit	25,609	39,619	38,040	32,300
Income (loss) from operations	(1,789)	10,535	7,518	4,758
Net income (loss)	(648)	5,834	4,174	2,893

Net income (loss) per share -- Basic	$ (.08)	$ .73	$ .53	$ .37

Net income (loss) per share -- Diluted	$ (.08)	$ .71	$ .50	$ .34

ESOT Valuation per share	$ 15.70	$ 18.20	$ 18.20	$ 20.00

	Fiscal 2003, Three Months Ended
	Mar 29	Jun 28	Sep 27	Jan 3
Revenues	$ 68,094	$ 93,348	$ 92,619	$ 92,202
Gross profit	19,868	34,615	33,719	31,607
Income (loss) from operations	(3,956)	9,324	7,130	3,831
Net income (loss)	(2,908)	5,462	3,959	2,204

Earnings (loss) per share -- Basic	$ (.37)	$ .69	$ .51	$ .28

Earnings (loss) per share -- Diluted	$ (.37)	$ .67	$ .48	$ .27

ESOT Valuation per share	$ 12.80	$ 13.50	$ 13.50	$ 15.70

*  *  *  *  *