Form 10-Q
period 2005-04-02
DAVEY TREE EXPERT CO
filed 2005-05-06
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No *

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No *

There were 7,637,014 Common Shares outstanding as of May 3, 2005.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 2, 2005

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	April 2, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$ 25	$ 1,244
Accounts receivable, net	59,773	64,432
Operating supplies	5,065	3,565
Other current assets	12,548	11,357

Total current assets	77,411	80,598

Property and equipment	280,760	269,599
Less accumulated depreciation	189,545	185,999

	91,215	83,600

Other assets	11,648	11,599
Identified intangible assets and goodwill, net	6,976	7,308

	$ 187,250	$ 183,105

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 17,742	$ 23,410
Accrued expenses	14,368	18,974
Other current liabilities	17,133	16,007

Total current liabilities	49,243	58,391

Long-term debt	32,646	19,830
Self-insurance accruals	23,381	21,354
Other noncurrent liabilities	13,080	13,327

	118,350	112,902

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	6,381	6,066
Common shares subscribed, unissued	9,164	9,198
Retained earnings	96,871	99,273
Accumulated other comprehensive income	267	261

	123,411	125,526
Less: Cost of common shares in treasury; 3,024 shares at April 2 and 3,074 shares at December 31	48,636	49,314
Common share subscription receivable	5,875	6,009

	68,900	70,203

	$ 187,250	$ 183,105

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 2, 2005	April 3, 2004

Revenues	$ 88,149	$ 79,485

Costs and expenses:
Operating	61,655	53,876
Selling	14,651	14,297
General and administrative	7,968	7,894
Depreciation and amortization	5,869	5,207

	90,143	81,274

Loss from operations	(1,994)	(1,789)

Other income (expense):
Interest expense	(424)	(450)
Interest income	57	1,613
Other, net	(528)	(473)

Loss before income taxes	(2,889)	(1,099)

Income tax benefits	(1,182)	(451)

Net loss	$ (1,707)	$ (648)

Net loss per share -- basic and diluted	$ (.22)	$ (.08)

Weighted-average shares outstanding -- basic and diluted	7,853	8,012

Dividends declared per share	$ .07	$ .06

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2005	April 3, 2004
Operating activities
Net income	$ (1,707)	$ (648)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,869	5,207
Other	(29)	(228)

Changes in operating assets and liabilities:
Decrease in accounts receivable	4,659	768
Decrease in operating liabilities	(8,278)	(1,353)
Other	(2,816)	(467)

Net cash (used in) provided by operating activities	(2,302)	3,279

Investing activities
Capital expenditures, equipment	(12,817)	(10,635)
Other	(275)	(598)

Net cash used in investing activities	(13,092)	(11,233)

Financing activities
Revolving credit facility proceeds, net	13,300	7,300
Purchase of common shares for treasury	(591)	(675)
Sale of common shares from treasury	1,528	1,374
Dividends	(589)	(561)
Other	527	614

Net cash provided by financing activities	14,175	8,052

(Decrease) increase in cash and cash equivalents	(1,219)	98

Cash and cash equivalents, beginning of period	1,244	211

Cash and cash equivalents, end of period	$ 25	$ 309

Supplemental cash flow information follows:
Interest paid	$ 515	$ 473
Income taxes paid	703	383
Noncash transactions:
Debt issued for purchases of businesses	-	1,138

Detail of acquisitions:
Assets acquired:
Equipment	$ -	$ 372
Intangibles	-	1,203
Debt issued for purchases of businesses	-	1,138

Cash paid	$ -	$ 437

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2005
(Amounts in thousands, except per share data)

A.  Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain information and disclosures required by GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Accounting Estimates--The consolidated financial statements and notes prepared in accordance with accounting principles generally accepted in the United States include estimates and assumptions made by management that affect reported amounts. Actual results could differ from those estimates.

Stock-Based Compensation--The Company accounts for stock-based compensation using the intrinsic-value method in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, no compensation cost is recognized if the exercise price of the stock option is equal to the market value of the shares at the date of grant. For the Company's Performance-Based Restricted Stock Unit awards, compensation cost is recognized over the requisite vesting periods based on the fair market value on the date of grant. The Company will begin to recognize compensation expense for stock-based awards in January 2006 in accordance with FASB Statement of Financial Accounting Standards ("FAS") No. 123R, as described below.

The Davey Tree Expert Company 2004 Omnibus Stock Plan ("Plan") was approved by the Company's shareholders at its annual shareholders' meeting in May 2004. The Plan is administered by the Compensation Committee ("Committee") of the Board of Directors, with the maximum number of common shares that may be granted to or purchased by all employees and directors under this Plan being 5,000,000. In addition to the maintenance of the Employee Stock Purchase Plan, the Plan provides for the grant of stock options, restricted stock, stock appreciation rights, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. These awards are payable in cash or common shares, or any combination thereof, as established by the Committee.

Performance-Based Restricted Stock Units--During February 2005, the Committee awarded 37,648 Performance-Based Restricted Stock Units, which have a five year vesting period, to certain management employees.  During May 2004, the Committee awarded 44,151 Performance-Based Restricted Stock Units to certain management employees, of which 27,643 units have a four year vesting period and 16,508 units have a five year vesting period.

The alternative policy to the intrinsic-value method in APB Opinion No. 25 is the fair value method included in FAS No. 123, "Accounting for Stock-Based Compensation." The fair value method is based on the fair value of the stock option awarded, determined by an option pricing model, net of any amount the holders must pay for the stock options when granted.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2005
(Amounts in thousands, except per share data)

A.  Basis of Financial Statement Preparation (continued)

The following table presents the pro forma net loss as if the fair value method in FAS 123 had been applied to the stock awards.

	Three Months Ended
	April 2, 2005	April 3, 2004

Net loss as reported	$ (1,707)	$ (648)
Add stock-based compensation included in net loss as reported, net of related tax effect	6	-
Deduct stock-based compensation, determined under fair value method	16	16

Pro forma net loss, FAS 123 adjusted	$ (1,717)	$ (664)

Net loss per share--basic and diluted
As reported	$ (.22)	$ (.08)
Pro forma, FAS 123 adjusted	(.22)	(.08)

Accounting Pronouncement Issued But Not Yet Adopted--In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised), "Share-Based Payment ("FAS 123R")." FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R will be effective for the year beginning January 1, 2006. FAS 123R is a revision of FAS 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25. The Company is currently evaluating the impact of FAS 123R on its consolidated financial statements.

B.  Seasonality of Business

Operating results for the three months ended April 2, 2005 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2005 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2005
(Amounts in thousands, except per share data)

C.  Accounts Receivable and Interest Income

Accounts receivable, net, consisted of the following:

	April 2, 2005	December 31, 2004

Accounts receivable	$ 54,923	$ 60,507
Receivables under contractual arrangements	6,691	5,827

	61,614	66,334
Less allowances for doubtful accounts	1,841	1,902

	$ 59,773	$ 64,432

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Interest income totaling $1,613 for the three months ended April 3, 2004 includes the recognition of $1,536 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric in April 2005.

D.  Pension Plans

Substantially all of the Company's domestic employees are covered by noncontributory defined benefit pension plans. A plan for nonbargaining employees provides a benefit based primarily on annual compensation up to a defined level and years of credited service. Another plan is for bargaining employees not covered by union pension plans and provides benefits at a fixed monthly amount based upon length of service.  During May 2004, the Company adopted a Supplemental Executive Retirement Plan ("SERP") and a Benefits Restoration Pension Plan ("Restoration Plan") for certain management employees. Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts received under the Company's qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended
	April 2, 2005	April 3, 2004
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$ 307	$ 268
Interest cost on projected benefit obligation	333	318
Expected return on plan assets	(497)	(493)
Amortization of net actuarial loss	102	67
Amortization of prior service cost	1	1
Amortization of transition asset	(18)	(18)

Net pension expense of defined benefit pension plans	$ 228	$ 143

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2005
(Amounts in thousands, except per share data)

D.  Pension Plans (continued)

The Company expects, as of April 2, 2005, that it will not be necessary to make contributions to the defined benefit pension plans in 2005.

E.   Long-Term Debt

Long-term debt consisted of the following:

	April 2, 2005	December 31, 2004

Revolving credit facility
Prime rate borrowings	$ 3,000	$ 3,700
LIBOR borrowings	29,000	15,000

	32,000	18,700

Term loans	1,336	2,040

	33,336	20,740
Less current portion	690	910

	$ 32,646	$ 19,830

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $60,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of April 2, 2005, the Company had unused commitments under the facility approximating $41,900, with $78,100 committed, consisting of borrowings of $32,000 and issued letters of credit of $46,100.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of April 2, 2005, the Company had an interest rate swap outstanding, with an underlying notional amount totaling $15,000, requiring interest to be paid at 2.89% and maturing in November 2005.  The fair value of the swap is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreement, an asset of $44 at April 2, 2005.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2005
(Amounts in thousands, except per share data)

F.  Comprehensive Loss

The components of comprehensive loss follow:

	Three Months Ended
	April 2, 2005	April 3, 2004
Comprehensive Loss

Net loss	$ (1,707)	$ (648)
Other comprehensive income (loss)
Foreign currency translation adjustment	(29)	(55)
Derivative instruments:
Change in fair value of interest rate swap	56	(86)

Other comprehensive income (loss), before income taxes	27	(141)
Income tax (expense) benefit, related to items of other comprehensive income (loss)	(21)	33

Other comprehensive income (loss)	6	(108)

Comprehensive loss	$ (1,701)	$ (756)

G.  Net Income Per Share and Common Shares Outstanding

Net loss per share is computed as follows:

Three Months Ended
April 2, 2005	April 3, 2004
Loss available to common shareholders:
Net loss	$ (1,707)	$ (648)

Weighted-average shares:
Basic:
Outstanding	7,664,531	7,809,930
Partially-paid share subscriptions	188,305	201,585

Basic weighted-average shares	7,852,836	8,011,515

Diluted:
Basic from above	7,852,836	8,011,515
Incremental shares from assumed:
Exercise of stock subscription purchase rights	94,707	45,976
Exercise of stock options	415,953	215,004

Diluted weighted-average shares	8,363,496	8,272,495

Net loss per share --basic and diluted	$ (.22)	$ (.08)

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2005
(Amounts in thousands, except per share data)

G.  Net Loss Per Share and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended April 2, 2005 follows:

Shares outstanding at December 31, 2004	7,654,808

Shares purchased	(29,594)
Shares sold to employees and directors	66,756
Stock subscription offering -- cash purchases	2,820
Options exercised	10,050

50,032

Shares outstanding at April 2, 2005	7,704,840

On April 2, 2005, the Company had 7,704,840 common shares outstanding, options exercisable to purchase 569,882 common shares, partially-paid subscriptions for 763,681 common shares and purchase rights outstanding for 254,774 common shares.

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

The purchase rights outstanding were granted, in connection with the stock subscription offering completed in August 2002, to all employees (excluding directors, officers and certain operations management) that purchased $5 or more of common stock. Each right to purchase one additional common share at $12.00 per share was granted for every two common shares purchased. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by the Company.

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
April 2, 2005
(Amounts in thousands, except per share data)

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

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended April 2, 2005

Revenues	$ 44,068	$ 33,915	$ 10,166	$ -	$ 88,149
Income (loss) from operations	1,123	(2,175)	(135)	(807) (a)	(1,994)

Interest expense				424	424
Interest income				57	57
Other income (expense), net				(528)	(528)

Loss before income taxes					$ (2,889)

Three Months Ended April 3, 2004

Revenues	$ 39,299	$ 31,715	$ 8,471	$ -	$ 79,485
Income (loss) from operations	1,664	(2,196)	(47)	(1,210) (a)	(1,789)

Interest expense				450	450
Interest income				1,613	1,613
Other income (expense), net				(473)	(473)

Loss before income taxes					$ (1,099)

     (a)     Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items related to the reclassification of depreciation expense and allocation of corporate expenses.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except per share data)

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended
	April 2, 2005	April 3, 2004

Revenues	100.0%	100.0%

Costs and expenses:
Operating	70.0	67.8
Selling	16.6	18.0
General and administrative	9.0	9.9
Depreciation and amortization	6.7	6.6

Loss from operations	(2.3)	(2.3)

Other income (expense):
Interest expense	(.5)	(.5)
Interest income	.1	2.0
Other, net	(.6)	(.6)

Loss before income taxes	(3.3)	(1.4)

Income taxes	(1.4)	(.6)

Net loss	(1.9)%	(.8)%

Overview

First quarter 2005 revenues of $88,149 were 10.9% higher than last year's revenues of $79,485--an increase of $8,664.  All operating segments experienced revenue increases as compared with the same period last year.  Utility Services revenues increased 12.1% while Residential and Commercial Services were up 6.9%.  All other revenues, comprised of the Canadian operations and Davey Resource Group, were up 19.5%.

Overall, loss from operations for the first quarter of 2005 of ($1,994) increased $205 or 11.5% compared to the ($1,789) experienced in 2004.  The increase is primarily attributable to additional costs for labor, equipment and subcontractor expense associated with the increased revenue, the result of new contracts and increases in existing contracts from 2004 in both our eastern and western utility operations.

The first quarter 2005 net loss of ($1,707) was $1,059 greater than last year's loss of ($648). Additional losses were primarily attributable to higher losses from operations and a decrease in interest income. Interest income in first quarter 2004 included the recognition of $1,536 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Results of Operations--Three Months Ended April 2, 2005 Compared to Three Months Ended April 3, 2004.

Revenues--Revenues of $88,149 increased $8,664 compared with $79,485 in 2004. Utility Services increased $4,769 or 12.1% compared with the first quarter 2004, the result of new contracts and increases in existing contracts within our eastern and western utility operations. Residential and Commercial Services increased $2,200 or 6.9% over the same period last year, the result of increased work in our commercial landscape services area. Resource Group operations increased $727 or 21.3% from the prior year, the result of new consulting contracts. Canadian operations increased $921 or 18.3% compared with that earned in 2004 primarily due to increases in work performed for utility customers.

Operating Expenses--Operating expenses of $61,655 increased $7,779 compared with the first quarter 2004 and, as a percentage of revenues, increased 2.2% to 70.0%. Utility Services increased $4,956 or 16.9% compared with the first quarter 2004. Additional costs for labor, equipment and subcontractor expense associated with the increased revenue, the result of new contracts and increases in existing contracts from 2004 in both our eastern and western utility operations, accounted for the increase.    Residential and Commercial Services increased $1,454 or 7.6% compared with 2004.  Increases in labor, landscape materials, subcontractor and equipment expense contributed to the overall increase.  All other segments combined increased $1,369 due to higher levels of labor and equipment expense necessary to support the increase in revenues.  Rising fuel prices have also contributed to the increase in operating expenses, for all segments, from that experienced in 2004.

Selling Expenses--Selling expenses of $14,651 increased $354 over the same period last year but as a percentage of revenues decreased 1.4% to 16.6%. Residential and Commercial Services experienced an increase of $330 or 3.5% over the same quarter last year. The increase is attributable to field management wages and incentives associated with the increased revenues, as well as increases in salesperson auto expense and branch office expenses.  All other segments experienced minor increases in selling expenses.

General and Administrative Expenses--General and administrative expenses of $7,968 increased $74 or .9% from the $7,894 experienced in 2004, but as a percentage of revenues declined .9% to 9.0%. Increases in salary expense, office expense and pension expense were partially offset by decreases in professional services and incentive expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $5,869 increased $662 from the $5,207 incurred in the first quarter 2004, but as a percentage of revenues increased .1% to 6.7%.  The increase is due to additional capital expenditures for equipment within Utility Services necessitated by the new contracts obtained and the increase in existing contracts.

Interest Expense--Interest expense of $424 decreased $26 from the $450 incurred in first quarter 2004.  The decline is the result of lower average levels of debt during the period.

Interest Income--Interest income was $57 for the quarter compared with $1,613 for the same period last year. Interest income in 2004 included the recognition of $1,536 of interest related to the collection of our prepetition accounts receivable from Pacific Gas & Electric ("PG&E").

Income Taxes--Income tax benefit for the quarter was $1,182, as compared to $451 for first quarter 2004.  The effective tax rate was 40.9% as compared to 41.0% in the first quarter 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $1,219 during the first three months of 2005.  Net cash used in operating activities of $2,302 and investing activities of $13,092 were partially offset by $14,175 of cash provided by financing activities.

Net Cash Used In Operating Activities

Operating activities for the first three months of 2005 used $2,302 of cash, a net decrease of $5,581 as compared to the $3,279 provided during the first three months of 2004.  The net decrease is attributable to a higher net loss, higher increases in other assets and decreases in accounts payable and accrued expenses.  Larger decreases in accounts receivable and higher depreciation and amortization partially offset the increase in cash used.

Accounts receivable dollars decreased $4,659 during the first three months of 2005.  The "days-sales-outstanding" in accounts receivable was 62 as at April 2, 2005, having increased one day as compared with the end of the first quarter 2004.

Operating liabilities used $8,278 in cash, $6,925 more than the $1,353 used in 2004.  The increase is attributable to higher decreases in accounts payable and accrued expenses and higher increases in self-insurance accruals necessary to provide for future estimated payments in our vehicle, general liability and workers compensation lines of coverage.

Other items used $2,816 in cash, $2,349 more than the $467 used in the first three months of 2004 and is primarily the result of increases in operating supplies and refundable income taxes. The $467 used in 2004 included the recognition of $1,536 of interest income related to the PG&E settlement, which when initially received reduced the outstanding receivable balance.

Net Cash Used In Investing Activities

Investing activities used $13,092 in cash, $1,859 more than the $11,233 used in 2004 and is the result of higher levels of capital expenditures for field equipment associated with increased revenues. We anticipate that capital expenditures in 2005 will not exceed that of 2004.

Net Cash Provided by Financing Activities

Financing activities provided $14,175 of cash, $6,123 more than the $8,052 provided last year.  Our revolving credit facility and other borrowings provided $5,913 more cash than that provided in 2004 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) provided $238 more than the $699 provided in 2004.  Dividends paid increased to $589 from the $561 paid in the first quarter of 2004.

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $60,000.

As of April 2, 2005, the Company had unused commitments under the facility approximating $41,900, with $78,100 committed, consisting of borrowings of $32,000 and issued letters of credit of $46,100.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at April 2, 2005, to make future payments for the periods indicated.

		Nine Months Ending December 31,	Year Ending December 31,
Description	Total	2005	2006	2007	2008	2009	Thereafter

Revolving credit facility	$ 32,000	$ -	$ -	$ 32,000	$ -	$ -	$ -
Term loans	1,336	206	665	465	-	-	-
Capital lease obligations	4,055	745	1,037	1,405	462	406	-
Operating lease obligations	5,315	1,529	1,487	1,172	707	269	151
Self-insurance accruals	33,412	8,969	8,383	5,811	3,190	1,726	5,333
Other liabilities	2,411	289	823	389	128	128	654

	$ 78,529	$ 11,738	$ 12,395	$ 41,242	$ 4,487	$ 2,529	$ 6,138

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at April 2, 2005 and amounts estimated to be due each year may differ from actual payments required to fund claims. Other liabilities include estimates of future funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, noncurrent deferred taxes have been excluded from the summary above.

As of April 2, 2005, we were contingently liable for letters of credit in the amount of $50,330, of which $46,100 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2005 through 2008.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives. At April 2, 2005, we had working capital of $28,168, short-term lines of credit approximating $1,477 and $41,900 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment," ("FAS 123R"). FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. FAS 123R will be effective for the year beginning January 1, 2006. FAS 123R is a revision of FAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company is currently evaluating the impact of FAS 123R on its consolidated financial statements.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that is, statements related to future, not past events.  In this context, forward-looking statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (a) our business, other than tree services to utility customers, being highly seasonal and weather dependent; (b) climate and weather trends; (c) extreme weather conditions impacting demand for our services, including the frequency and severity of storms as well as inclement weather which could delay the services we provide; (d) general economic conditions in the United States and Canada, especially as they may affect consumer spending levels; (e) competitive factors and pricing practices, especially in our Utility Services segment; (f) significant customers, particularly utilities, may experience financial difficulties or bankruptcy, resulting in payment delays or delinquencies; (g) unexpected increases in operating costs, such as fuel prices, health care and casualty insurance; (h) beliefs and assumptions about the collectibility of receivables; (i) unexpected increases in liabilities relating to casualty insurance and occupational health and safety matters; (j) changes in various government laws, regulations and policies; (k) our ability to successfully integrate acquired operations; and (l) because no public market exists for our common shares, the ability of shareholders to sell their common shares could be limited.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable.  We have entered into an interest rate swap to limit our exposure to interest rate volatility. (Interest rate "swaps" are the exchange of interest rate payments based on fixed versus floating interest rates which reduce the risk of interest rate changes on future interest expense-"hedging.")

The following table provides information, as of April 2, 2005, about our debt obligations and interest rate swap. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate swaps, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the swaps at April 2, 2005. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at April 2, 2005.

	For the Years Ending December 31,						Fair Value April 2,
	2005	2006	2007	2008	Thereafter	Total	2005
Liabilities
Long-term debt
Fixed rate	$ 28	$ 40	$ 40	$ -	$ -	$ 108	$ 108
Average interest rate	10.0%	10.0%	10.0%

Variable rate	$ 178	$ 625	$ 32,425	$ -	$ -	$ 33,228	$ 33,257
Average interest rate	4.3%	5.0%	5.2%

Interest rate derivative instruments
Pay fixed, notional amount	$15,000	$ -	$ -	$ -	$ -	$ 15,000	$ (44)
Average pay rate	2.89%
Average receive rate	3.25%

The interest rate swap has an underlying face (notional) amount of $15,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to settle the swap agreement at April 2, 2005 (fair value), we would receive $44.

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

For the quarter ended April 2, 2005, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2005 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to April 2, 2005.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by the Company of its common shares outstanding during the first three months of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2005

January 2 to January 29	-	-	n/a	n/a
January 30 to February 26	-	-	n/a	n/a
February 27 to April 2	29,594	$ 20.00	n/a	n/a

Total First Quarter	29,594	20.00

Total Year to Date	29,594	20.00

n/a--Not applicable. There are no publicly announced plans or programs of the Company to purchase its common shares.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available.  Semiannually, for purposes of our 401KSOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm.  The peer group currently consists of ABM Industries Incorporated, Dycom Industries, Inc., FirstService Corporation, Quanta Services, Inc., Rollins, Inc., and The ServiceMaster Company.  The semiannual valuations are effective for a period of six months and the per share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans.  Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so.

The purchases listed above were added to the treasury stock of the Company.

Item 6.	Exhibits.

(a) Exhibits (see Exhibit Index page, below)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 6, 2005		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 6, 2005	By:	/s/ Nicholas R. Sucic
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