Form 10-Q
period 2005-07-02
DAVEY TREE EXPERT CO
filed 2005-08-04
CIK 277638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

There were 7,612,972 Common Shares outstanding as of July 26, 2005.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 2, 2005

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	July 2, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$ 449	$ 1,244
Accounts receivable, net	78,805	64,432
Operating supplies	4,142	3,565
Other current assets	9,326	11,357

Total current assets	92,722	80,598

Property and equipment	284,625	269,599
Less accumulated depreciation	192,539	185,999

	92,086	83,600

Other assets	11,420	11,599
Identified intangible assets and goodwill, net	6,651	7,308

	$ 202,879	$ 183,105

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 18,370	$ 23,410
Accrued expenses	17,149	18,974
Other current liabilities	15,271	16,007

Total current liabilities	50,790	58,391

Long-term debt	40,785	19,830
Self-insurance accruals	24,921	21,354
Other noncurrent liabilities	13,296	13,327

	129,792	112,902

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	6,502	6,066
Common shares subscribed, unissued	9,147	9,198
Retained earnings	103,175	99,273
Accumulated other comprehensive income	198	261

	129,750	125,526
Less: Cost of common shares in treasury; 3,119 shares at July 2 and 3,074 shares at December 31	50,916	49,314
Common share subscription receivable	5,747	6,009

	73,087	70,203

	$ 202,879	$ 183,105

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Revenues	$ 121,404	$ 112,259	$ 209,553	$ 191,744

Costs and expenses:
Operating	77,379	72,640	139,034	126,516
Selling	17,615	16,735	32,266	31,032
General and administrative	7,510	6,922	15,478	14,816
Depreciation and amortization	6,318	5,427	12,187	10,634

	108,822	101,724	198,965	182,998

Income from operations	12,582	10,535	10,588	8,746

Other income (expense):
Interest expense	(609)	(481)	(1,033)	(931)
Interest income	46	217	103	1,830
Other, net	(363)	(382)	(891)	(855)

Income before income taxes	11,656	9,889	8,767	8,790

Income taxes	4,768	4,055	3,586	3,604

Net income	$ 6,888	$ 5,834	$ 5,181	$ 5,186

Net income per share:

Basic	$ .88	$ .73	$ .65	$ .63

Diluted	$ .83	$ .71	$ .61	$ .61

Weighted-average shares outstanding:

Basic	7,983	7,983	8,020	8,184

Diluted	8,245	8,245	8,527	8,444

Dividends declared per share	$ .07	$ .065	$ .14	$ .13

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 2, 2005	July 3, 2004
Operating activities
Net income	$ 5,181	$ 5,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,187	10,634
Other	(147)	(406)

Changes in operating assets and liabilities:
Increase in accounts receivable	(14,373)	(23,676)
(Decrease) increase in operating liabilities	(3,427)	5,028
Prepetition accounts receivable collected	-	13,326
Other	2,105	1,943

Net cash provided by operating activities	1,526	12,035

Investing activities
Capital expenditures, equipment	(19,122)	(18,937)
Other	(783)	(1,022)

Net cash used in investing activities	(19,905)	(19,959)

Financing activities
Revolving credit facility proceeds, net	21,600	12,525
Purchase of common shares for treasury	(3,928)	(3,376)
Sale of common shares from treasury	2,741	2,125
Dividends	(1,173)	(1,111)
Other	(1,656)	(1,520)

Net cash provided by financing activities	17,584	8,643

(Decrease) increase in cash and cash equivalents	(795)	719

Cash and cash equivalents, beginning of period	1,244	211

Cash and cash equivalents, end of period	$ 449	$ 930

Supplemental cash flow information follows:
Interest paid	$ 931	$ 954
Income taxes paid	3,609	4,233
Noncash transactions:
Debt issued for purchases of businesses	-	1,138

Detail of acquisitions:
Assets acquired:
Equipment	$ -	$ 372
Intangibles	-	1,203
Debt issued for purchases of businesses	-	1,138

Cash paid	$ -	$ 437

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2005
(Amounts in thousands, except per share data)

A.  Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

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

Performance-Based Restricted Stock Units--During February 2005, the Committee awarded 37,468 Performance-Based Restricted Stock Units, which have a five year vesting period, to certain management employees.  During May 2004, the Committee awarded 44,151 Performance-Based Restricted Stock Units to certain management employees, of which 27,643 units have a four year vesting period and 16,508 units have a five year vesting period.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2005
(Amounts in thousands, except per share data)

A.  Basis of Financial Statement Preparation (continued)

The following table presents the pro forma net income as if the fair value method in FAS 123 had been applied to the stock awards.

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income as reported	$ 6,888	$ 5,834	$ 5,181	$ 5,186
Add stock-based compensation included in net income as reported, net of related tax effect	6	65	12	65
Deduct stock-based compensation, determined under fair value method	16	82	32	98

Pro forma net income, FAS 123 adjusted	$ 6,878	$ 5,817	$ 5,161	$ 5,153

Net income per share--basic
As reported	$ .88	$ .73	$ .65	$ .63
Pro forma, FAS 123 adjusted	.88	.73	.64	.63

Net income per share--diluted
As reported	$ .83	$ .71	$ .61	$ .61
Pro forma, FAS 123 adjusted	.83	.71	.61	.61

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

B.  Seasonality of Business

Operating results for the six months ended July 2, 2005 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2005 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2005
(Amounts in thousands, except per share data)

C.  Accounts Receivable and Interest Income

Accounts receivable, net, consisted of the following:

	July 2, 2005	December 31, 2004

Accounts receivable	$ 69,623	$ 60,507
Receivables under contractual arrangements	10,848	5,827

	80,471	66,334
Less allowances for doubtful accounts	1,666	1,902

	$ 78,805	$ 64,432

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Interest income totaling $1,830 for the six months ended July 3, 2004 includes the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric in April 2004.

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

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$ 306	$ 284	$ 613	$ 552
Interest cost on projected benefit obligation	332	347	665	665
Expected return on plan assets	(496)	(493)	(993)	(986)
Amortization of net actuarial loss	102	67	204	134
Amortization of prior service cost	1	144	2	145
Amortization of transition asset	(18)	(18)	(36)	(36)

Net pension expense of defined benefit pension plans	$ 227	$ 331	$ 455	$ 474

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2005
(Amounts in thousands, except per share data)

D.  Pension Plans (continued)

The Company expects, as of July 2, 2005, that it will not be necessary to make contributions to the defined benefit pension plans in 2005.

E.   Long-Term Debt

Long-term debt consisted of the following:

	July 2, 2005	December 31, 2004

Revolving credit facility
Prime rate borrowings	$ 6,300	$ 3,700
LIBOR borrowings	34,000	15,000

	40,300	18,700

Term loans	1,176	2,040

	41,476	20,740
Less current portion	691	910

	$ 40,785	$ 19,830

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $70,000 (amended in June 2005 to $70,000 from a previous $60,000 letter of credit sublimit). The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of July 2, 2005, the Company had unused commitments under the facility approximating $26,100, with $93,900 committed, consisting of borrowings of $40,300 and issued letters of credit of $53,600.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of July 2, 2005, the Company had an interest rate swap outstanding, with an underlying notional amount totaling $15,000, requiring interest to be paid at 2.89% and maturing in November 2005.  The fair value of the swap is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreement, an asset of $43 at July 2, 2005.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2005
(Amounts in thousands, except per share data)

F.  Comprehensive Income

The components of comprehensive income follow:

	Three Months Ended	Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Comprehensive Income
Net income	$ 6,888	$ 5,834	$ 5,181	$ 5,186
Other comprehensive income (loss)
Foreign currency translation adjustment	(68)	(170)	(97)	(225)
Derivative instruments:
Change in fair value of interest rate swap	(1)	247	55	161

Other comprehensive income (loss), before income taxes	(69)	77	(42)	(64)
Income tax (expense) benefit, related to items of other comprehensive income (loss)	-	(94)	(21)	(61)

Other comprehensive income (loss)	(69)	(17)	(63)	(125)

Comprehensive income	$ 6,819	$ 5,817	$ 5,118	$ 5,061

G.  Net Income Per Share and Common Shares Outstanding

Net income per share is computed as follows:

Three Months Ended		Six Months Ended
July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Income available to common shareholders:
Net income	$ 6,888	$ 5,834	$ 5,181	$ 5,186

Weighted-average shares:
Basic:
Outstanding	7,617,447	7,782,829	7,640,859	7,782,829
Partially-paid share subscriptions	200,026	200,670	378,702	401,341

Basic weighted-average shares	7,817,473	7,983,499	8,019,561	8,184,170

Diluted:
Basic from above	7,817,473	7,983,499	8,019,561	8,184,170
Incremental shares from assumed:
Exercise of stock subscription purchase rights	94,653	45,800	94,680	45,888
Exercise of stock options	410,028	215,493	412,974	214,410

Diluted weighted-average shares	8,322,154	8,244,792	8,527,215	8,444,468

Net income per share:
Basic	$ .88	$ .73	$ .65	$ .63

Diluted	$ .83	$ .71	$ .61	$ .61

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2005
(Amounts in thousands, except per share data)

G.  Net Income Per Share and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended July 2, 2005 follows:

Shares outstanding at December 31, 2004	7,654,808

Shares purchased	(197,066)
Shares sold to employees and directors	124,916
Stock subscription offering -- cash purchases	3,962
Options exercised	23,110

(45,078)

Shares outstanding at July 2, 2005	7,609,730

On July 2, 2005, the Company had 7,609,730 common shares outstanding, options exercisable to purchase 556,822 common shares, partially-paid subscriptions for 762,264 common shares and purchase rights outstanding for 254,566 common shares.

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
July 2, 2005
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

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended July 2, 2005

Revenues	$ 46,111	$ 56,086	$ 19,207	$ -	$ 121,404
Income (loss) from operations	2,246	8,718	3,044	(1,426) (a)	12,582

Interest expense				609	609
Interest income				46	46
Other income (expense), net				(363)	(363)

Income before income taxes					$ 11,656

Three Months Ended July 3, 2004

Revenues	$ 41,702	$ 59,002	$ 11,555	$ -	$ 112,259
Income (loss) from operations	2,154	6,967	1,621	(207) (a)	10,535

Interest expense				481	481
Interest income				217	217
Other income (expense), net				(382)	(382)

Income before income taxes					$ 9,889

Six Months Ended July 2, 2005

Revenues	$ 90,179	$ 90,001	$ 29,373	$ -	$ 209,553
Income (loss) from operations	3,369	6,543	2,909	(2,233) (a)	10,588

Interest expense				1,033	1,033
Interest income				103	103
Other income (expense), net				(891)	(891)

Income before income taxes					$ 8,767

Six Months Ended July 3, 2004

Revenues	$ 81,001	$ 90,717	$ 20,026	$ -	$ 191,744
Income (loss) from operations	3,818	4,771	1,574	(1,417) (a)	8,746

Interest expense				931	931
Interest income				1,830	1,830
Other income (expense), net				(855)	(855)

Income before income taxes					$ 8,790

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	63.7	64.7	66.3	66.0
Selling	14.5	14.9	15.4	16.2
General and administrative	6.2	6.2	7.4	7.7
Depreciation and amortization	5.2	4.8	5.8	5.5

Income from operations	10.4	9.4	5.1	4.6

Other income (expense):
Interest expense	(.5)	(.4)	(.5)	(.5)
Interest income	.0	.2	.0	1.0
Other, net	(.3)	(.4)	(.4)	(.5)

Income before income taxes	9.6	8.8	4.2	4.6

Income taxes	3.9	3.6	1.7	1.9

Net income	5.7%	5.2%	2.5%	2.7%

Second Quarter Overview

  Revenues increased 8.1% to $121,404 in the second quarter of 2005 as compared to $112,259 in the prior year quarter.  Revenues increased 10.6% in Utility Services, declined 4.9% in Residential and Commercial Services and, in total for all other segments--Resource Group and Canadian operations--increased 66.5%.
  Income from operations for the second quarter of 2005 was $12,582 compared to $10,535 in the prior year quarter.  Income from operations for the second quarter 2005 was $2,246 in Utility Services, $8,718 in Residential and Commercial Services, and $3,188 for all other segments.  Income from operations for the second quarter 2004 was $2,154 in Utility Services, $6,967 in Residential and Commercial Services, and $1,691 for all other segments.
  Net income for the second quarter of 2005 was $6,888 or $.88 per share compared to $5,834 or $.73 per share in the prior year quarter.

First Half and Cash Flow Overview

  Revenues increased 9.3% to $209,553 in the first half of 2005 compared to $191,744 in the first half of 2004. Revenues increased 11.3% in Utility Services, declined slightly (.8%) in Residential and Commercial Services and, in total, for all other segments increased 46.7% .
  Income from operations for the first half of 2005 was $10,588 compared to $8,746 in the first half of 2004.  Income from operations for the first half of 2005 was $3,369 in Utility Services, $6,543 in Residential and Commercial Services, and $2,998 for all other segments.
  Interest income was $103 for the first half of 2005 as compared with the $1,830 for the first half of 2004.  Interest income of $1,830 for the first half of 2004 includes the recognition of $1,692 in connection with the collection of prepetition accounts receivable from Pacific Gas & Electric in April 2004.
  Net income for the first half of 2005 was $5,181 or $.65 per share as compared to $5,186 or $.63 per share in the first half of 2004.
  Cash flow provided by operations was $1,526 in the first half of 2005 compared to $12,035 in the first half of 2004.

Results of Operations--Second Quarter--Three Months Ended July 2, 2005 Compared to Three Months Ended July 3, 2004.

Revenues--Revenues of $121,404 increased $9,145 compared with $112,259 in 2004. Utility Services increased $4,409 or 10.6% compared with the second quarter 2004, the result of new contracts and increases in existing contracts within our eastern and western utility operations. Residential and Commercial Services decreased $2,916 or 4.9% over the same period last year while all other segments increased $7,726 or 66.5%.  The decline in Residential and Commercial Services and increase in all other segments is the result of the Resource Group serving the metro New York contract related to the Asian Longhorned Beetle ("ALB") in 2005, while Residential and Commercial Services performed these services in 2004.

Operating Expenses--Operating expenses of $77,379 increased $4,739 compared with the second quarter 2004 but, as a percentage of revenues, decreased 1.0% to 63.7%. Utility Services increased $3,372 or 10.7% compared with the second quarter 2004. Labor, equipment, fuel and subcontractor expense associated with the increased revenue, the result of new contracts and increases in existing contracts from 2004 in both our eastern and western utility operations, accounted for the increase. Residential and Commercial Services decreased $5,068 or 14.4% compared with 2004 and all other segments increased $5,551 or 89.3%.  The decrease in Residential and Commercial Services and increase in all other segments is primarily attributable to the metro New York ALB contract being serviced by Residential and Commercial Services in 2004 and by Resource Group in 2005 and consists primarily of labor, material and subcontractor costs.

Selling Expenses--Selling expenses of $17,615 for the quarter increased $880 over the second quarter 2004 but as a percentage of revenues decreased .4% to 14.5%.  All operating segments experienced increases attributable primarily to increased field management wages and incentives, the result of the increase in revenues.

General and Administrative Expenses--General and administrative expenses of $7,510 increased $588 or 8.5% from $6,922 in the second quarter 2004, but as a percentage of revenues remained the same at 6.2%.  Increases in salary expense, incentive expense, professional services and pension expense account for the increase.

Depreciation and Amortization Expense--Depreciation and amortization expense of $6,318 increased $891 from $5,427 in the second quarter 2004, and as a percentage of revenues increased .4% to 5.2%.  All operating segments experienced increases over the comparable quarter last year as a result of an increase in expenditures associated with the capital required due to increased revenues.

Interest Expense--Interest expense of $609 increased $128 from the $481 incurred in second quarter 2004.  The increase is the result of higher average levels of debt and higher interest rates.

Interest Income--Interest income for the quarter was $46 compared with $217 for the comparable quarter last year. Interest income in second quarter 2004 included the recognition of $156 of interest related to the collection of our prepetition accounts receivable from Pacific Gas & Electric ("PG&E").

Income Taxes--Income tax expense for the quarter was $4,768, as compared to $4,055 for the second quarter 2004.  The effective tax rate was 40.9% as compared to 41.0% in the second quarter 2004.

Net Income-Net income for the quarter of $6,888 was $1,054 more than the $5,834 experienced in the second quarter 2004 and as a percentage of revenues increased .5% to 5.7%.

Results of Operations--First Half--Six Months Ended July 2, 2005 Compared to Six Months Ended
July 3, 2004.

Revenues--Revenues of $209,553 increased 9.3% or $17,809 from the $191,744 earned in the first half 2004. Utility Services increased 11.3 % or $9,178. New contracts, increases in existing contracts and increased productivity, within our eastern and western utility operations account for the increase.  Residential and Commercial Services declined slightly, $716 or.8% from the same period last year, the result of the Resource Group serving the metro New York contract related to the Asian Longhorned Beetle ("ALB") in 2005, while Residential and Commercial Services performed these services in 2004. All other segments increased $9,374 or 46.7% from the first half of 2004 due to the addition of the metro New York ALB contract and additional work obtained with our Canadian utility customers.

Operating Expenses--Operating expenses of $139,034 increased $12,518 from the $126,516 in the first half of 2004 and as a percentage of revenues increased .3% to 66.3%. Residential and Commercial Services decreased $3,614 or 6.7% due primarily to labor and materials associated with the ALB metro New York contract being included in Resource Group in 2005. Utility Services increased $8,328 or 13.7% from 2004.  Eastern utility operations incurred additional costs for labor and equipment associated with the start-up of new contracts and additional revenues, while our western utility operations experienced increases in labor and subcontractor costs, the result of additional revenues.  All other segments increased $6,993 or 60.6% from the first half of 2004 for labor, materials, equipment and subcontractor expenses related to the increase in revenues, resulting from the metro New York ALB contract and the additional work obtained with our Canadian utility customers. Increases in fuel costs have also contributed to the increase in operating expenses for all segments.

Selling Expenses--Selling expenses of $32,266 increased $1,234 over the first half 2004 but as a percentage of revenues declined .8% to 15.4%.  Utility Services experienced an increase of $619 or 8.0% over the same period last year, primarily for field management wages and incentives associated with the increased revenue. Residential and Commercial Services experienced an increase of $350 or 1.7% over the first half 2004. The increase is attributable to field management wages and incentives expense, offset by a reduction in employee development expense. All other segments combined increased $499 or 12.5% for field management wages and expenses.

General and Administrative Expenses--General and administrative expenses of $15,478 increased $662 or 4.5% from $14,816 in the first half 2004, but as a percentage of revenues declined .3% to 7.4%. The increase is attributable to additional salary expense, professional services and pension expense as compared to the first half 2004.

Depreciation and Amortization Expense--Depreciation and amortization expense of $12,187 increased $1,553 from $10,634 in the first half of 2004, and as a percentage of revenues increased .3% to 5.8%.  The increase is due to additional capital expenditures for equipment among all operating segments, the result of increased revenues.

Interest Expense--Interest expense of $1,033 increased $102 from the $931 incurred in the first half of 2004.  The increase is attributable to higher interest rates on bank borrowings and higher average levels of debt during the period.

Interest Income--Interest income of $103 decreased $1,727 from $1,830 in the first half 2004.  Interest income in 2004 included the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Income Taxes--Income tax was $3,586 as compared to $3,604 for the first half of 2004.  The effective tax rate was 40.9% as compared to 41.0% during the same period last year.

Net Income--Net income of $5,181 was $5 less than the $5,186 for the first half of 2004 and as a percentage of revenues decreased .2% to 2.5%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $795 during the first half of 2005.  Net cash provided by operating activities of $1,526 and financing activities of $17,584 was offset by $19,905 of cash used in investing activities.

Net Cash Provided by Operating Activities

Operating activities for the first half of 2005 provided $1,526 of cash, a net decrease of $10,509 as compared to the $12,035 provided during the first half of 2004.

The comparison of the $1,526 cash provided by operating activities for the first half of 2005 to the $12,035 for first half of 2004 is impacted by the collection in April 2004 of the prepetition accounts receivable from Pacific Gas & Electric collected in April 2004.  Operating activities for the first half of 2004 would have used cash of $1,291 excluding the collection of the prepetition accounts receivable.

Net cash provided by operating activities during both periods was affected by seasonal increases in working capital.

Accounts receivable dollars increased $14,373 during the first half of 2005. Although accounts receivable dollars increased, the "days-sales-outstanding" in accounts receivable decreased by 4 days to 59 from the corresponding period last year.

Operating liabilities used $3,427 of cash, $8,455 more than the $5,028 provided in 2004.  The use of cash in the first half of 2005 is attributable to decreases in accounts payable and accrued expenses partially offset by increases in self-insurance accruals, as compared with the first half of 2004.

Net Cash Used In Investing Activities

Investing activities used $19,905 of cash, $54 less than the $19,959 used in the first half of 2004.  The decrease is attributable to a lower level of capital expenditures related to business acquisitions.  We anticipate that capital expenditures in 2005 will not exceed that of 2004.

Net Cash Provided by Financing Activities

Financing activities provided $17,584 of cash, $8,941 more than the $8,643 provided during the first half 2004.  Our revolving credit facility and other borrowings provided $8,939 more cash than that provided in the first half of 2004 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) required $64 less than the $1,251 used in 2004.  Dividends paid increased to $1,173 from the $1,111 paid in the first half of 2004.

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $70,000 (amended in June 2005 to $70,000 from a previous $60,000 letter of credit sublimit).

As of July 2, 2005, the Company had unused commitments under the facility approximating $26,100, with $93,900 committed, consisting of borrowings of $40,300 and issued letters of credit of $53,600.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at July 2, 2005, to make future payments for the periods indicated.

		Six Months Ending December 31,	Year Ending December 31,
Description	Total	2005	2006	2007	2008	2009	Thereafter

Revolving credit facility	$ 40,300	$ -	$ -	$ 40,300	$ -	$ -	$ -
Term loans	1,176	46	665	465	-	-	-
Capital lease obligations	3,810	500	1,037	1,405	462	406	-
Operating lease obligations	4,771	985	1,487	1,172	707	269	151
Self-insurance accruals	35,824	7,443	10,670	7,759	4,731	2,335	2,886
Other liabilities	2,595	-	1,228	445	131	131	660

	$ 88,476	$ 8,974	$ 15,087	$ 51,546	$ 6,031	$ 3,141	$ 3,697

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at July 2, 2005 and amounts estimated to be due each year may differ from actual payments required to fund claims. Other liabilities include estimates of future funding requirements related to retirement plans and other items. Because their future cash outflows are uncertain, noncurrent deferred taxes have been excluded from the summary above.

As of July 2, 2005, we were contingently liable for letters of credit in the amount of $57,830, of which $53,600 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2005 through 2008.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility is our primary source of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives. At July 2, 2005, we had working capital of $41,932, short-term lines of credit approximating $3,239 and $26,100 available under our revolving credit facility.

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

The following table provides information, as of July 2, 2005, about our debt obligations and interest rate swap. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate swaps, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the swaps at July 2, 2005. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at July 2, 2005.

The interest rate swap has an underlying face (notional) amount of $15,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to settle the swap agreement at July 2, 2005 (fair value), we would receive $43.

	July 2,						Fair Value July 2,
	2005	2006	2007	2008	Thereafter	Total	2005
Liabilities
Long-term debt
Fixed rate	$ 18	$ 40	$ 40	$ -	$ -	$ 98	$ 98
Average interest rate	10.0%	10.0%	10.0%

Variable rate	$ 28	$ 625	$ 40,725	$ -	$ -	$ 41,378	$ 41,305
Average interest rate	4.5%	4.8%	4.8%

Interest rate derivative instruments
Pay fixed, notional amount	$15,000	$ -	$ -	$ -	$ -	$ 15,000	$ (43)

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

For the quarter ended July 2, 2005, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2005 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

During the quarter ended July 2, 2005, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Davey Tree Expert Company

Part II.  Other Information

Items 1 and 3 are not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by the Company of its common shares outstanding during the first six months of 2005.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2005

January 2 to January 29	-	-	n/a	n/a
January 30 to February 26	-	-	n/a	n/a
February 27 to April 2	29,594	$ 20.00	n/a	n/a

Total First Quarter	29,594	20.00

April 3 to April 30	77,057	20.00	n/a	n/a
May 1 to May 28	75,940	20.00	n/a	n/a
May 29 to July 2	13,844	20.00	n/a	n/a

Total Second Quarter	166,841	20.00

Total Year to Date	196,435	20.00

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

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on May 17, 2005. The following sets forth the actions considered and the results of the voting:
Election of Directors Nominees for director for the term expiring on the date of the annual	Number of Shares
meeting in 2008 -- All elected.	For	Against	Nonvotes

Dr. Carol A. Cartwright	6,495,473	51,050	1,921,998
R. Douglas Cowan	6,514,496	32,027	1,921,998
J. Dawson Cunningham	6,529,816	16,707	1,921,998

Item 5.	Other Information

On June 13, 2005, the Company entered into Amendment No. 4 to its Credit Agreement dated November 8, 2002.  This Amendment was entered into in order to increase the letter of credit sublimit to $70,000,000 from $60,000,000 and to provide for the issuance of a standby letter of credit at the request of the Company's newly-formed captive insurance subsidiary, Standing Rock Insurance Company, for the benefit of the State of Vermont.

A copy of Amendment No. 4 to the Credit Agreement dated November 8, 2002 is attached to this quarterly report on Form 10-Q as Exhibit No. 10.1

Item 6.	Exhibits.

(a) Exhibits (see Exhibit Index page, below)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: August 4, 2005		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: August 4, 2005	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Corporate Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1

Amendment No. 4 to Credit Agreement by and among the Company and Key Bank National Association, as lead arranger, syndication agent and administrative agent and National City Bank, as documentation agent, for various lending institutions dated as of November 8, 2002

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