Form 10-Q
period 2005-10-01
DAVEY TREE EXPERT CO
filed 2005-11-04
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

OR

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-11917

THE DAVEY TREE EXPERT COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-0176110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 North Mantua Street P.O. Box 5193 Kent, Ohio 44240 (Address of principal executive offices) (Zip code)

(330) 673-9511 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No *

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes * No ☒

There were 7,491,205 Common Shares outstanding as of November 1, 2005.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 1, 2005

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	October 1, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$ 449	$ 1,244
Accounts receivable, net	80,739	64,432
Operating supplies	3,775	3,565
Other current assets	13,847	11,357

Total current assets	98,810	80,598

Property and equipment	283,494	269,599
Less accumulated depreciation	194,274	185,999

	89,220	83,600

Other assets	12,209	11,599
Identified intangible assets and goodwill, net	6,546	7,308

	$ 206,785	$ 183,105

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 17,222	$ 23,410
Accrued expenses	21,022	18,974
Other current liabilities	14,479	16,007

Total current liabilities	52,723	58,391

Long-term debt	36,875	19,830
Self-insurance accruals	25,855	21,354
Other noncurrent liabilities	13,901	13,327

	129,354	112,902

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	6,516	6,066
Common shares subscribed, unissued	8,906	9,198
Retained earnings	107,724	99,273
Accumulated other comprehensive income	551	261

	134,425	125,526
Less: Cost of common shares in treasury; 3,172 shares at October 1, 2005 and 3,074 shares at December 31, 2004	52,174	49,314
Common share subscription receivable	4,820	6,009

	77,431	70,203

	$ 206,785	$ 183,105

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Revenues	$ 116,387	$ 110,661	$ 325,940	$ 302,405

Costs and expenses:
Operating	74,803	72,621	213,837	199,137
Selling	19,282	17,589	51,548	48,621
General and administrative	7,621	7,071	23,099	21,887
Depreciation and amortization	6,480	5,862	18,667	16,496
Gain on sale of assets, net	(582)	(102)	(539)	(243)

	107,604	103,041	306,612	285,898

Income from operations	8,783	7,620	19,328	16,507

Other income (expense):
Interest expense	(572)	(509)	(1,605)	(1,440)
Interest income	60	64	163	1,894
Other, net	(280)	(100)	(1,128)	(1,096)

Income before income taxes	7,991	7,075	16,758	15,865

Income taxes	2,866	2,901	6,452	6,505

Net income	$ 5,125	$ 4,174	$ 10,306	$ 9,360

Net income per share:
Basic	$ .66	$ .53	$ 1.26	$ 1.12

Diluted	$ .61	$ .50	$ 1.18	$ 1.08

Weighted-average shares outstanding:
Basic	7,779	7,939	8,180	8,370

Diluted	8,426	8,311	8,734	8,671

Dividends declared per share	$ .07	$ .065	$ .21	$ .195

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 1, 2005	October 2, 2004
Operating activities
Net income	$ 10,306	$ 9,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,667	16,496
Other	29	425

Changes in operating assets and liabilities:
Increase in accounts receivable	(16,307)	(30,685)
(Decrease) increase in operating liabilities	(195)	17,314
Prepetition accounts receivable collected	-	13,326
Other	(2,453)	(1,146)

Net cash provided by operating activities	10,047	25,090

Investing activities
Capital expenditures, equipment	(20,803)	(24,739)
Other	(1,863)	(1,809)

Net cash used in investing activities	(22,666)	(26,548)

Financing activities
Revolving credit facility proceeds, net	17,700	6,100
Purchase of common shares for treasury	(5,975)	(4,920)
Sale of common shares from treasury	4,153	3,832
Dividends	(1,749)	(1,667)
Other	(2,305)	(1,244)

Net cash provided by financing activities	11,824	2,101

(Decrease) increase in cash and cash equivalents	(795)	643

Cash and cash equivalents, beginning of period	1,244	211

Cash and cash equivalents, end of period	$ 449	$ 854

Supplemental cash flow information follows:
Interest paid	$ 1,591	$ 1,422
Income taxes paid	8,723	4,594
Noncash transactions:
Debt issued for purchases of businesses	-	1,138

Detail of acquisitions:
Assets acquired:
Equipment	$ 18	$ 268
Intangibles	200	1,307
Debt issued for purchases of businesses	-	1,138

Cash paid	$ 218	$ 437

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2005
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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2005
(Amounts in thousands, except per share data)

A.  Basis of Financial Statement Preparation (continued)

The following table presents the pro forma net income as if the fair value method in FAS 123 had been applied to the stock awards.

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income as reported	$ 5,125	$ 4,174	$ 10,306	$ 9,360
Add stock-based compensation included in net income as reported, net of related tax effect	7	22	19	87
Deduct stock-based compensation, determined under fair value method	16	39	48	137

Pro forma net income, FAS 123 adjusted	$ 5,116	$ 4,157	$ 10,277	$ 9,310

Net income per share--basic
As reported	$ .66	$ .53	$ 1.26	$ 1.12
Pro forma, FAS 123 adjusted	.66	.52	1.26	1.11

Net income per share--diluted
As reported	$ .61	$ .50	$ 1.18	$ 1.08
Pro forma, FAS 123 adjusted	.61	.50	1.18	1.07

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

Financial Statement Presentation-Changes--Certain amounts for prior interim periods have been reclassified to conform to the current interim period presentation.

B.  Seasonality of Business

Operating results for the nine months ended October 1, 2005 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2005 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2005
(Amounts in thousands, except per share data)

C.  Accounts Receivable and Interest Income

Accounts receivable, net, consisted of the following:

	October 1, 2005	December 31, 2004

Accounts receivable	$ 72,488	$ 60,507
Receivables under contractual arrangements	9,797	5,827

	82,285	66,334
Less allowances for doubtful accounts	1,546	1,902

	$ 80,739	$ 64,432

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Interest income totaling $1,894 for the nine months ended October 2, 2004 includes the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric in April 2004.

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

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$ 307	$ 277	$ 920	$ 829
Interest cost on projected benefit obligation	333	333	998	998
Expected return on plan assets	(497)	(493)	(1,490)	(1,479)
Amortization of net actuarial loss	102	67	306	201
Amortization of prior service cost	1	72	3	217
Amortization of transition asset	(18)	(18)	(54)	(54)

Net pension expense of defined benefit pension plans	$ 228	$ 238	$ 683	$ 712

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2005
(Amounts in thousands, except per share data)

D.  Pension Plans (continued)

The Company expects, as of October 1, 2005, to make a defined-benefit pension plan contribution of $111 before December 31, 2005.  No contributions have been made year-to-date, October 1, 2005.

E.   Long-Term Debt

Long-term debt consisted of the following:

	October 1, 2005	December 31, 2004

Revolving credit facility
Prime rate borrowings	$ 6,400	$ 3,700
LIBOR borrowings	30,000	15,000

	36,400	18,700

Term loans	1,140	2,040

	37,540	20,740
Less current portion	665	910

	$ 36,875	$ 19,830

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

As of October 1, 2005, the Company had unused commitments under the facility approximating $32,124, with $87,876 committed, consisting of borrowings of $36,400 and issued letters of credit of $51,476.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

The Company uses interest rate swaps to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of October 1, 2005, the Company had an interest rate swap outstanding, with an underlying notional amount totaling $15,000, requiring interest to be paid at 2.89% and maturing in November 2005.  The fair value of the swap is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreement, an asset of $31 at October 1, 2005.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2005
(Amounts in thousands, except per share data)

F.  Comprehensive Income

The components of comprehensive income follow:

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Comprehensive Income
Net income	$ 5,125	$ 4,174	$ 10,306	$ 9,360
Other comprehensive income (loss)
Foreign currency translation adjustment	360	389	263	164
Derivative instruments:
Change in fair value of interest rate swap	(12)	1	43	162

Other comprehensive income, before income taxes	348	390	306	326
Income tax (expense) benefit, related to items of other comprehensive income	5	-	(16)	(61)

Other comprehensive income	353	390	290	265

Comprehensive income	$ 5,478	$ 4,564	$ 10,596	$ 9,625

G.  Net Income Per Share and Common Shares Outstanding

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Income available to common shareholders:
Net income	$ 5,125	$ 4,174	$ 10,306	$ 9,360

Weighted-average shares:
Basic:
Outstanding	7,592,327	7,736,952	7,624,504	7,767,425
Partially-paid share subscriptions	187,074	202,224	555,123	602,277

Basic weighted-average shares	7,779,401	7,939,176	8,179,627	8,369,702

Diluted:
Basic from above	7,779,401	7,939,176	8,179,627	8,369,702
Incremental shares from assumed:
Exercise of stock subscription purchase rights	126,844	95,122	105,519	62,419
Exercise of stock options	519,486	276,417	448,868	239,048

Diluted weighted-average shares	8,425,731	8,310,715	8,734,014	8,671,169

Net income per share:
Basic	$ .66	$ .53	$ 1.26	$ 1.12

Diluted	$ .61	$ .50	$ 1.18	$ 1.08

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2005
(Amounts in thousands, except per share data)

G.  Net Income Per Share and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended October 1, 2005 follows:

Shares outstanding at December 31, 2004	7,654,808

Shares purchased	(293,906)
Shares sold to employees and directors	141,029
Stock subscription offering -- cash purchases	23,126
Options exercised	31,610

(98,141)

Shares outstanding at October 1, 2005	7,556,667

On October 1, 2005, the Company had 7,556,667 common shares outstanding, options exercisable to purchase 548,822 common shares, partially-paid subscriptions for 742,197 common shares and purchase rights outstanding for 253,857 common shares.

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
October 1, 2005
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

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended October 1, 2005

Revenues	$ 50,416	$ 50,317	$ 15,654	$ -	$ 116,387
Income (loss) from operations	2,317	4,258	2,388	(180) (a)	8,783

Interest expense				572	572
Interest income				60	60
Other income (expense), net				(280)	(280)

Income before income taxes					$ 7,991

Three Months Ended October 2, 2004

Revenues	$ 48,586	$ 50,608	$ 11,467	$ -	$ 110,661
Income (loss) from operations	2,078	5,074	792	(324) (a)	7,620

Interest expense				509	509
Interest income				64	64
Other income (expense), net				(100)	(100)

Income before income taxes					$ 7,075

Nine Months Ended October 1, 2005

Revenues	$ 140,595	$ 140,318	$ 45,027	$ -	$ 325,940
Income (loss) from operations	5,686	10,801	5,297	(2,456) (a)	19,328

Interest expense				1,605	1,605
Interest income				163	163
Other income (expense), net				(1,128)	(1,128)

Income before income taxes					$ 16,758

Nine Months Ended October 2, 2004

Revenues	$ 129,587	$ 141,325	$ 31,493	$ -	$ 302,405
Income (loss) from operations	5,896	9,845	2,366	(1,600) (a)	16,507

Interest expense				1,440	1,440
Interest income				1,894	1,894
Other income (expense), net				(1,096)	(1,096)

Income before income taxes					$ 15,865

     (a)     Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items related to the reclassification of depreciation expense, gain (loss) on sale of net assets and allocation of corporate expenses.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	64.3	65.6	65.6	65.8
Selling	16.6	15.9	15.8	16.1
General and administrative	6.5	6.4	7.1	7.2
Depreciation and amortization	5.6	5.3	5.7	5.5
Gain on sale of assets, net	(.5)	(.1)	(.2)	(.1)

Income from operations	7.5	6.9	5.9	5.5

Other income (expense):
Interest expense	(.5)	(.5)	(.5)	(.5)
Interest income	.1	.2	-	.6
Other, net	(.2)	(.2)	(.3)	(.4)

Income before income taxes	6.9	6.4	5.1	5.2

Income taxes	2.5	2.6	2.0	2.1

Net income	4.4%	3.8%	3.2%	3.1%

Third Quarter Overview

  Revenues increased 5.2% to $116,387 in the third quarter of 2005 as compared to $110,661 in the prior year quarter.  Revenues increased 3.8% in Utility Services, declined slightly (.6%) in Residential and Commercial Services and, in total for all other segments--Resource Group and Canadian operations--increased 34.4%.
  Income from operations for the third quarter of 2005 was $8,783 compared to $7,620 in the prior year quarter.  Income from operations for the third quarter 2005 was $2,317 in Utility Services, $4,258 in Residential and Commercial Services, and $2,388 for all other segments.  Income from operations for the third quarter 2004 was $2,078 in Utility Services, $5,074 in Residential and Commercial Services, and $792 for all other segments.
  Net income for the third quarter of 2005 was $5,125 or $.66 per share compared to $4,174 or $.53 per share in the prior year quarter.

First Nine Months and Cash Flow Overview

  Revenues increased 7.8% to $325,940 in the first nine months of 2005 compared to $302,405 in the first nine months of 2004. Revenues increased 8.5% in Utility Services, declined slightly (.7%) in Residential and Commercial Services and, in total, for all other segments increased 42.2%.
  Income from operations for the first nine months of 2005 was $19,328 compared to $16,507 in the first nine months of 2004.  Income from operations for the first nine months of 2005 was $5,686 in Utility Services, $10,801 in Residential and Commercial Services, and $5,297 for all other segments.

  Interest income was $163 for the first nine months of 2005 as compared with the $1,894 for the first nine months of 2004.  Interest income of $1,894 for the first nine months of 2004 includes the recognition of $1,692 in connection with the collection of prepetition accounts receivable from Pacific Gas & Electric in April 2004.
  Net income for the first nine months of 2005 was $10,306 or $1.26 per share as compared to $9,360 or $1.12 per share in the first nine months of 2004.

  Cash flow provided by operations was $10,047 in the first nine months of 2005 compared to $25,090 in the first nine months of 2004.

Results of Operations--Third Quarter--Three Months Ended October 1, 2005 Compared to Three Months Ended October 2, 2004.

Revenues--Revenues of $116,387 increased $5,726 compared with $110,661 in 2004. Utility Services increased $1,830 or 3.8% compared with the third quarter 2004. Storm-damage work arising from hurricane damage (Hurricane Katrina and Hurricane Rita) in the southern United States, as well as new contracts and increases in existing contracts within our eastern and western utility operations, accounted for the increase. Residential and Commercial Services decreased $291 or .6% from the same period last year, with the decrease primarily related to the shift in servicing of the ALB contract in 2005 to the Resource Group offset by increases in other services. In 2004, the ALB contract was serviced by Residential and Commercial Services with revenues approximating $871. All Other segments increased $3,973 or 34.4% with the increase occurring from the shift in 2005 of the ALB contract to the Resource Group ($1,152 of revenues), along with new and expanded inventory and consulting contracts and additional revenue in Canada.

Operating Expenses--Operating expenses of $74,803 increased $2,182 compared with the third quarter 2004 but, as a percentage of revenues, decreased 1.3% to 64.3%. Utility Services increased $1,052 or 2.8% compared with the third quarter 2004. Additional costs for labor, equipment and subcontractor expense associated with the storm-damage inflicted by Hurricanes Katrina and Rita as well as the increased revenue from new contracts and increases in existing contracts from 2004 in both our eastern and western utility operations, accounted for the increase. Residential and Commercial Services decreased $490 or 1.7% compared with 2004 and all other segments increased $1,330 or 18.8%.  The decrease in Residential and Commercial Services and increase in all other segments is primarily attributable to the metro New York ALB contract being serviced by Residential and Commercial Services in 2004 and by Resource Group in 2005 and consists primarily of labor, material and subcontractor costs. Increases in fuel costs have also contributed to the increase in operating expenses for all segments.

Selling Expenses--Selling expenses of $19,282 for the quarter increased $1,693 over the third quarter 2004.  All operating segments experienced increases attributable primarily to increased field management wages and incentives, the result of the increase in revenues.

General and Administrative Expenses--General and administrative expenses of $7,621 increased $550 or 7.8% from $7,071 in the third quarter 2004.  The increase is attributable to incentive expense and pension expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $6,480 increased $618 from $5,862 in the third quarter 2004, and as a percentage of revenues increased ..3% to 5.6%.  All operating segments experienced increases over the comparable quarter last year, the result of increased expenditures associated with the capital required due to the continued increase in business-levels.

Interest Expense--Interest expense of $572 increased $63 from the $509 incurred in the third quarter 2004.  The increase is the result of higher interest rates on our bank borrowings as compared to the prior year.

Net Income--Net income for the quarter of $5,125 was $951 more than the $4,174 experienced in the third quarter 2004 and as a percentage of revenues increased .6% to 4.4%.

Results of Operations--Nine Months Ended October 1, 2005 Compared to Nine Months Ended
October 2, 2004.

Revenues--Revenues of $325,940 increased 7.8% or $23,535 from the $302,405 earned in the first nine months of 2004. Utility Services increased 8.5% or $11,008. Storm-damage work from hurricane damage (Hurricane Katrina and Hurricane Rita) in the southern United States, as well as new contracts and increases in existing contracts and productivity within our eastern and western utility operations, accounted for the increase. Residential and Commercial Services decreased $1,007 or .7% from the same period last year, with the decrease primarily related to the shift in servicing of the ALB contract in 2005 to the Resource Group offset by increases in other services. In 2004, the ALB contract was serviced by Residential and Commercial Services with revenues approximating $7,176. All Other segments increased $13,347 or 42.2% with the increase occurring from the shift in 2005 of the ALB contract to the Resource Group ($7,650 of revenues), along with new and expanded inventory and consulting contracts and additional revenue in Canada

Operating Expenses--Operating expenses of $213,837 increased $14,700 from the $199,137 in the first nine months of 2004 but as a percentage of revenues decreased .2% to 65.6%. Residential and Commercial services decreased $4,104 or 5.0% due primarily to labor and materials associated with the metro New York ALB contract being included in Resource Group in 2005. Utility Services increased $9,380 or 9.5% from 2004.  Additional costs for labor, equipment and subcontractor expense associated with the storm-damage inflicted by Hurricanes Katrina and Rita as well as the increased revenue from new contracts and increases in existing contracts from 2004 in both our eastern and western utility operations, accounted for the increase.  All other segments increased $8,323 or 44.7% from the first nine months of 2004 for labor, materials, equipment and subcontractor expenses related to the increase in revenues, resulting from the metro New York ALB contract and the additional work obtained with our Canadian utility customers. Increases in fuel costs have also contributed to the increase in operating expenses for all segments.

Selling Expenses--Selling expenses of $51,548 increased $2,927 over the first nine months of 2004 but as a percentage of revenues declined .3% to 15.8%.  Utility Services experienced an increase of $962 or 8.0% over the same period last year, primarily for field management wages and incentives associated with the increased revenue. Residential and Commercial Services experienced an increase of $945 or 2.8% over the first nine months of 2004. The increase is attributable to increases in field management wages and incentive expense, auto expense and branch office expenses. All other segments combined increased $1,459 or 24.3% for field management wages and expenses.

General and Administrative Expenses--General and administrative expenses of $23,099 increased $1,212 or 5.5% from $21,887 in the first nine months of 2004, but as a percentage of revenues declined .1% to 7.1%. The increase is attributable to additional salary and incentive expense and pension expense, partially offset by a reduction in professional services expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $18,667 increased $2,171 from $16,496 in the first nine months of 2004.  The increase is the result of increased expenditures associated with the capital required due to the continued increase in business-levels.

Interest Expense--Interest expense of $1,605 increased $165 from the $1,440 incurred in the first nine months of 2004.  The increase is attributable to higher interest rates on bank borrowings as compared to the prior year.

Interest Income--Interest income of $163 decreased $1,731 from $1,894 in the first nine months of 2004.  Interest income in 2004 included the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Income Taxes--Income tax was $6,452 as compared to $6,505 for the first nine months of 2004.  The effective tax rate was 38.5% as compared to 41.0% during the same period last year.

Net Income--Net income of $10,306 was $946 more than the $9,360 for the first nine months of 2004 and as a percentage of revenues increased .1% to 3.2%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $795 during the first nine months of 2005.  Net cash provided by operating activities of $10,047 and financing activities of $11,824 was offset by $22,666 of cash used in investing activities.

Net Cash Provided by Operating Activities

Operating activities for the first nine months of 2005 provided $10,047 of cash, a net decrease of $15,043 as compared to the $25,090 provided during the first nine months of 2004.

The comparison of the $10,047 cash provided by operating activities for the first nine months of 2005 to the $25,090 for first nine months of 2004 is impacted by the collection in April 2004 of the prepetition accounts receivable from Pacific Gas & Electric (collected in April 2004).  Operating activities for the first nine months of 2004 would have provided cash of $11,764 excluding the collection of the prepetition accounts receivable.

Net cash provided by operating activities during both periods was affected by seasonal increases in working capital.

Accounts receivable dollars increased $16,307 during the first nine months of 2005, with the increase arising primarily from the change in business seasonality and business levels. With respect to the change in accounts receivable arising from business seasonality, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of third quarter 2005 decreased by seven days to 63 days from the end of third quarter 2004.  The DSO at December 31, 2004 was 61 days.

Operating liabilities used $195 of cash, $17,509 more than the $17,314 provided in 2004.  The use of cash in the first nine months of 2005 is attributable to decreases in accounts payable and accrued expenses partially offset by increases in self-insurance accruals, as compared with the first nine months of 2004.

Net Cash Used In Investing Activities

Investing activities used $22,666 of cash, $3,882 less than the $26,548 used in the first nine months of 2004.  The decrease is attributable to a lower level of capital expenditures related to business acquisitions.  We anticipate that capital expenditures in 2005 will not exceed that of 2004.

Net Cash Provided by Financing Activities

Financing activities provided $11,824 of cash, $9,723 more than the $2,101 provided during the first nine months of 2004.  Our revolving credit facility and other borrowings provided $10,539 more cash than that provided in the first nine months of 2004 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) required $734 more than the $1,088 used in 2004.  Dividends paid increased to $1,749 from the $1,667 paid in the first nine months of 2004.

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $70,000 (amended in June 2005 to $70,000 from a previous $60,000 letter of credit sublimit).

As of October 1, 2005, the Company had unused commitments under the facility approximating $32,124, with $87,876 committed, consisting of borrowings of $36,400 and issued letters of credit of $51,476.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

The Company has no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at October 1, 2005, to make future payments for the periods indicated.

		Three Months Ending December 31,	Year Ending December 31,
Description	Total	2005	2006	2007	2008	2009	Thereafter

Revolving credit facility	$ 36,400	$ -	$ -	$ 36,400	$ -	$ -	$ -
Term loans	1,140	10	665	465	-	-	-
Capital lease obligations	3,560	250	1,037	1,405	462	406	-
Operating lease obligations	4,277	490	1,487	1,172	707	270	151
Self-insurance accruals	38,289	4,148	12,578	9,021	5,871	3,017	3,654
Other liabilities	2,856	-	1,379	502	135	135	705

	$ 86,522	$ 4,898	$ 17,146	$ 48,965	$ 7,175	$ 3,828	$ 4,510

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at October 1, 2005 and amounts estimated to be due each year may differ from actual payments required to fund claims. Other liabilities include estimates of future funding requirements related to retirement plans and other items. Because their future cash outflows are uncertain, noncurrent deferred taxes have been excluded from the summary above.

As of October 1, 2005, we were contingently liable for letters of credit in the amount of $55,706, of which $51,476 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2005 through 2008.  We intend to renew the performance bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility is our primary source of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives. At October 1, 2005, we had working capital of $46,087, short-term lines of credit approximating $3,667 and $32,124 available under our revolving credit facility.

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

The following table provides information, as of October 1, 2005, about our debt obligations and interest rate swap. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate swaps, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the swaps at October 1, 2005. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at October 1, 2005.

The interest rate swap has an underlying face (notional) amount of $15,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to settle the swap agreement at October 1, 2005 (fair value), we would receive $31.

	October 1						Fair Value October 1,
	2005	2006	2007	2008	Thereafter	Total	2005
Liabilities
Long-term debt
Fixed rate	$ 9	$ 40	$ 40	$ -	$ -	$ 89	$ 89
Average interest rate	10.0%	10.0%	10.0%

Variable rate	$ -	$ 625	$ 36,825	$ -	$ -	$ 37,450	$ 37,385
Average interest rate	4.6%	4.8%	4.8%

Interest rate derivative instruments
Pay fixed, notional amount	$15,000	$ -	$ -	$ -	$ -	$ 15,000	$ (31)
Average pay rate	2.89%
Average receive rate	3.85%

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

For the quarter ended October 1, 2005, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2005 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

During the quarter ended October 1, 2005, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by the Company of its common shares outstanding during the first nine months of 2005.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2005

January 2 to January 29	-	-	n/a	n/a
January 30 to February 26	-	-	n/a	n/a
February 27 to April 2	29,594	$ 20.00	n/a	n/a

Total First Quarter	29,594	20.00

April 3 to April 30	77,057	20.00	n/a	n/a
May 1 to May 28	75,940	20.00	n/a	n/a
May 29 to July 2	13,844	20.00	n/a	n/a

Total Second Quarter	166,841	20.00

July 3 to July 30	631	20.00	n/a	n/a
July 31 to August 27	68,882	21.00	n/a	n/a
August 28 to October 1	27,959	21.00	n/a	n/a

Total Third Quarter	97,472	20.67

Total Year to Date	293,907	20.29

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

See Exhibit Index page, below.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: November 4, 2005		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 4, 2005	By:	/s/ Nicholas R. Sucic
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