Form 10-K
period 2005-12-31
DAVEY TREE EXPERT CO
filed 2006-03-03
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes * No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes *  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):  Large Accelerated Filer *     Accelerated Filer ☒     Non-Accelerated Filer *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes *  No ☒

There were 7,508,766 Common Shares outstanding as of March 1, 2006.  The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 2, 2005 was $128,005,647.  For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be held on May 16, 2006 are incorporated by reference into Part III (to be filed).

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

Our business, other than tree services to utility customers, is highly seasonal and weather dependent.

Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

  The seasonal nature of our business and changes in general and local economic conditions, among other factors, may cause our quarterly results to fluctuate, and our prior performance is not necessarily indicative of future results.

Significant increases in fuel prices for extended periods of time will increase our operating expenses.

  We have significant contracts with our utility, commercial and government customers that include liability risk exposure as part of those contracts.  Consequently, we have substantial insurance, and increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages, could negatively impact our liquidity.

Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

We are subject to intense competition.

Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.

We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2005, we had sales of approximately $52.6 million, or approximately 12% of revenues, to Pacific Gas & Electric Company ("PG&E"), one of our largest customers.

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

Seasonality

Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers.  Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year.  Consequently, this has created heavy demands for additional working capital at various times throughout the year.  We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations.  You can find more information about our bank commitments in "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-24 of this report.

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

Employees

We employed approximately 5,200 employees at December 31, 2005.  However, employment levels fluctuate due to seasonal factors affecting our business.  We consider our employee relations to be good.

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

The following documents are also made available on the Company's website and a copy will be mailed, without charge, upon request to our Corporate Secretary:

  Code of Ethics

  Code of Ethics for Financial Matters

Item 1A.  Risk Factors.

The factors described below represent the principal risks we face.  Except as otherwise indicated, these factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Our business is highly seasonal and weather dependent.

Our business, other than tree services to utility customers, is highly seasonal and weather dependent, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers. We have historically incurred losses in the first quarter, while revenue and operating income are generally highest in the second and third quarters of the calendar year.  Inclement weather, such as uncharacteristically low temperatures, in the second and third quarters could dampen the demand for our horticultural services, resulting in reduced revenues that would have an adverse effect on our results of operations.

Financial difficulties or the bankruptcy of one or more of our major customers could adversely affect our results.

Our ability to collect our accounts receivable and future sales depends, in part, on the financial strength of our customers. We grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada.  In the event customers experience financial difficulty, and particularly if bankruptcy results, our profitability may be adversely impacted by our failure to collect our accounts receivable in excess of our estimated allowance for uncollectible accounts.  Additionally, our future revenues could be reduced by the loss of a customer due to bankruptcy.  Our failure to collect accounts receivable and/or the loss of one or more major customers would have an adverse effect on our net income and financial condition.

Our business is dependent upon service to our utility customers and we may be affected by developments in the utility industry.

We derive approximately 44% of our total revenues from our Utility Services segment, including approximately 12% of our total revenues from Pacific Gas & Electric Company.  Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things.  As a result, such developments could have an adverse effect on our results of operations.

Our quarterly results may fluctuate.

We have experienced and expect to continue to experience quarterly variations in revenues and operating income as a result of many factors, including:

  the seasonality of our business,

  the timing and volume of customers' projects,

  budgetary spending patterns of customers,

  the commencement or termination of service agreements,

  costs incurred to support growth internally or through acquisitions,

  changes in our mix of customers, contracts and business activities,

  fluctuations in insurance expense due to changes in claims experience and actuarial assumptions, and general and local economic conditions.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

We are subject to the risk of increased fuel costs.

The cost of fuel is a major operating expense of our business.  Significant increases in fuel prices for extended periods of time will increase our operating expenses.  An increase in cost with partial or no corresponding compensation from customers leads to lower margins that would have an adverse effect on our results of operations.

We could be negatively impacted if our self-insurance accruals or our insurance coverages prove to be inadequate.

We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including California fire-suppression claims).  A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability.  The determination of such claims and expenses, and the extent of the need for accrued liability are continually reviewed and updated.  If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected.  Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers' compensation.  In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

Furthermore, many customers, particularly utilities, prefer to do business with contractors with significant financial resources, who can provide substantial insurance coverage.  Should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, this loss would have an adverse effect on our financial condition and results of operations.

Because no public market exists for our common shares, your ability to sell the common shares you may hold is limited.

Our common shares are not traded on any national exchange, market system or over-the-counter bulletin board. Because no public market exists for our common shares, your ability to sell these shares is limited.

We are subject to intense competition.

We believe that each aspect of our business is highly competitive, and that such competition is based primarily on price and quality of service.  We provide nearly all our services to utilities under contracts originally obtained through competitive bidding.  On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies.  At a local and regional level, our competition comes mainly from other companies which are engaged primarily in tree and lawn services.  Our Utility Services group competes principally with one major national competitor, as well as several smaller regional firms.  Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business.

Our failure to comply with environmental laws could result in significant liabilities.

Our facilities and operations are subject to governmental regulations designed to protect the environment, particularly with respect to our services regarding insect and disease control, because these services involve to a considerable degree the blending and application of spray materials, which require formal licensing in most areas.  Continual changes in environmental laws, regulations and licensing requirements, environmental conditions, environmental awareness, technology and social attitudes make it necessary for us to maintain a high degree of awareness of the impact such changes have on our compliance programs and the market for our services.  We believe that we are in substantial compliance with existing federal, state and local laws, regulations and licensing requirements regulating the use of materials in our spraying operations as well as the other aspects of our business that are subject to any such regulation.  However, if we fail to comply with such laws, regulations or licensing requirements, we may become subject to significant liabilities, fines and/or penalties, which could adversely affect our financial condition and results of operations.

We may be adversely affected if we are unable to obtain necessary surety bonds or letters of credit.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing or renewing any bonds.  If surety providers were to limit or eliminate our access to bonding, we would need to post other forms of collateral for project performance, such as letters of credit or cash.  We may be unable to secure sufficient letters of credit on acceptable terms, or at all.  Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, our liquidity may be adversely affected.

Item 1B.  Unresolved Staff Comments.

There are no unresolved comments from the Staff of the U.S. Securities and Exchange Commission.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces

Residential and Commercial	20	Owned	169,377	12

Residential, Commercial and Utility	2	Owned	12,400	2

Utility	4	Owned	36,037	4

Canada	5	Owned	9,975	3

We also rent approximately 87 properties in 27 states and three provinces.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

Item 4A.  Executive Officers of the Registrant.

Our executive officers and their present positions and ages as of March 1, 2006 follows:

Name	Position	Age

R. Douglas Cowan	Chairman and Chief Executive Officer	65

Karl J. Warnke	President and Chief Operating Officer	54

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	54

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	62

C. Kenneth Celmer	Senior Vice President and General Manager, Residential and Commercial Services	59

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	48

Dr. Roger C. Funk	Vice President and General Manager, The Davey Institute	61

George M. Gaumer	Vice President and General Manager, Commercial Landscape Services	53

Fred W. Johnson	Vice President, Operations Support Services	61

Steven A. Marshall	Vice President and General Manager, Eastern Utility Services	54

Rosemary T. Nicholas	Assistant Secretary	62

Gordon L. Ober	Vice President - Personnel Recruiting and Development	56

Joseph R. Paul	Treasurer	44

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	56

Nicholas R. Sucic, CPA	Corporate Controller and Chief Accounting Officer	59

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

Ms. Conner was elected Assistant Secretary and Counsel in May 1998.  Prior to that time, she served as Manager of Legal and Treasury Services.

Dr. Funk was elected Vice President and General Manager - The Davey Institute in May 1996.

Mr. Gaumer was elected Vice President and General Manager of Commercial Landscape Services in March 2005.  Prior to that time, he served as Vice President of Commercial Grounds Management.

Mr. Johnson was elected Vice President, Operations Support Services, a corporate vice-president, in January 2003. From 1999 to January 2003, he served as Vice President of Operations Support Services.  Prior to joining us, Mr. Johnson served in various capacities, including director of operations and director of sales, at Lesco, Inc., a specialty provider of products for the professional turf care and green industry markets, from 1986 to 1999.  Prior to joining Lesco, Mr. Johnson held various management positions at TruGreen/Chemlawn, a provider of lawn care, tree and shrub services and a segment of The ServiceMaster Company, from 1979 to 1986.

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

Mr. Paul was elected Treasurer in December 2005 when he joined the Company.  He is a certified public accountant.  Prior to joining us, Mr. Paul served as corporate controller for AccessPoint Openings, LLC, a holding company of distribution and manufacturing companies in the building products industry, having been associated with that firm since 1998. Mr. Paul served in various capacities including director of business expansion and integration at Applied Industrial Technologies, an industrial distributor, from 1993 to 1998.  Prior to joining Applied Industrial Technologies, Mr. Paul  was an audit manager with Deloitte & Touche, having been associated with that firm since 1986.

Mr. Ramsey was elected Vice President and General Manager - Canadian Operations in January 2000.  Prior to that time, he served as Vice President and General Manager - Commercial Services.

Mr. Sucic was elected Corporate Controller and Chief Accounting Officer in November 2001 when he joined the Company.  He is a certified public accountant.  Prior to joining us, Mr. Sucic served as chief financial officer of Vesper Corporation, a manufacturer of products for industry, from 2000 to 2001; of Advanced Lighting Technologies, Inc., a designer, manufacturer and marketer of metal halide lighting products, from 1996 to 2000; and of various asset management units at The Prudential Investment Corporation, from 1989 to 1996.  Prior to joining Prudential, Mr. Sucic was a partner with Ernst & Young LLP, having been associated with that firm since 1970.

Our officers serve from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available.  Semiannually, for purposes of our 401KSOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm.  The peer group currently consists of ABM Industries Incorporated, Dycom Industries, Inc., FirstService Corporation, Quanta Services, Inc., Rollins, Inc., and The ServiceMaster Company.  The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans.  Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so. The purchases described above are added to the treasury stock of the Company.

Record Holders and Common Shares

On March 1, 2006 we had 2,479 record holders of our common shares.

On March 1, 2006 we had 7,508,766 common shares outstanding, options exercisable to purchase 597,488 common shares, partially-paid subscriptions for 735,879 common shares and purchase rights outstanding for 252,523 common shares.

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

Dividends

The following table sets forth, for the periods indicated, the dividends declared on our common shares (in cents):

	Year Ended December 31,
Quarter	2005	2004
1	7.0	6.5
2	7.0	6.5
3	7.0	6.5
4	7.5	7.0

Total	28.5	26.5

We presently expect to pay comparable cash dividends in 2006.

Recent Sale of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of its Common Shares during the fiscal year ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2005

January 2 to January 29	-	-	n/a	n/a
January 30 to February 26	-	-	n/a	n/a
February 27 to April 2	29,594	$ 20.00	n/a	n/a

Total First Quarter	29,594	20.00

April 3 to April 30	77,057	20.00	n/a	n/a
May 1 to May 28	75,940	20.00	n/a	n/a
May 29 to July 2	13,844	20.00	n/a	n/a

Total Second Quarter	166,841	20.00

July 3 to July 30	631	20.00	n/a	n/a
July 31 to August 27	68,882	21.00	n/a	n/a
August 28 to October 1	27,959	21.00	n/a	n/a

Total Third Quarter	97,472	20.99

October 2 to October 29	99,888	21.00	n/a	n/a
October 30 to December 3	18,317	21.00	n/a	n/a
December 4 to December 31	29,387	21.00	n/a	n/a

Total Fourth Quarter	147,592	21.00

Total Year to Date	441,499	20.55

n/a--Not applicable. There are no publicly announced plans or programs to purchase Common Shares.

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except ratio and per share data)
Operating Statement Data:

Revenues	$ 431,611	$ 398,648	$ 346,263	$ 319,273	$ 321,284

Costs and expenses:
Operating	283,596	263,080	226,454	211,549	212,783
Selling	69,944	64,010	56,758	50,865	50,564
General and administrative	29,815	27,908	25,947	22,800	22,567
Depreciation	24,147	21,083	19,274	19,370	19,054
Amortization of intangible assets	1,416	1,545	1,501	692	466
Gain on sale of assets, net	(521)	(552)	(931)	(2,054)	(1,023)

Income from operations	23,214	21,574	17,260	16,051	16,873

Interest expense	(2,196)	(1,827)	(2,062)	(3,121)	(4,993)
Interest income	260	1,949	229	82	(13)
Other expense	(825)	(800)	(694)	(1,075)	(731)

Income before income taxes	20,453	20,896	14,733	11,937	11,136
Income taxes	7,142	8,643	6,016	4,716	4,405

Net income	$ 13,311	$ 12,253	$ 8,717	$ 7,221	$ 6,731

Net income per share--diluted	$ 1.50	$ 1.37	$ .99	$ .85	$ .82

Shares used for computing per share amounts--diluted	8,884	8,923	8,806	8,508	8,231

Other Financial Data:

Depreciation and amortization	$ 25,563	$ 22,628	$ 20,775	$ 20,062	$ 19,520

Capital expenditures	31,985	38,482	19,975	16,127	11,692

Cash flow provided by (used in):
Operating activities	32,237	54,010	28,263	29,427	29,813
Investing activities	(31,682)	(38,119)	(19,740)	(16,670)	(10,356)
Financing activities	1,646	(14,858)	(8,903)	(12,572)	(19,108)

Dividends per share	$ .285	$ .265	$ .245	$ .240	$ .220

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands, except ratio and per share data)
Balance Sheet Data:

Working capital	$ 26,859	$ 22,207	$ 20,208	$ 15,422	$ 16,255

Current ratio	1.46	1.38	1.42	1.33	1.39

Property and equipment, net	90,768	83,600	66,753	66,863	70,111

Total assets	194,129	183,105	166,837	161,156	155,473

Long-term debt	29,065	19,830	30,178	36,605	41,887

Other long-term liabilities	28,108	34,681	26,323	24,335	21,904

Shareholders' equity	78,553	70,203	62,147	54,135	50,250

Common shares:
Issued	10,728	10,728	10,728	10,728	10,728
In treasury	3,228	3,074	2,924	3,048	3,000

Net outstanding	7,500	7,654	7,804	7,680	7,728

Stock options:
Outstanding	906	990	1,019	868	1,205
Exercisable	599	580	507	868	1,205

ESOT valuation per share	$ 22.50	$ 20.00	$ 15.70	$ 12.80	$ 12.00

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                   (Amounts in thousands, except share data)

You should read the following discussion in conjunction with our consolidated financial statements for the three-year period ended December 31, 2005, and the notes thereto, included elsewhere in this annual report.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Year Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating	65.7	66.0	65.5
Selling	16.2	16.0	16.4
General and administrative	6.9	7.0	7.5
Depreciation	5.6	5.3	5.6
Amortization of intangible assets	.3	.4	.4
Gain on sale of assets, net	(.1)	(.1)	(.3)

	94.6	94.6	95.1

Income from operations	5.4	5.4	4.9
Other income (expense):
Interest expense	(.5)	(.5)	(.6)
Interest income	-	.5	.1
Other	(.2)	(.2)	(.2)

Income before income taxes	4.7	5.2	4.2
Income taxes	1.6	2.1	1.7

Net income	3.1%	3.1%	2.5%

Overview

Revenues of $431,611 were 8.3% higher than last year's revenues of $398,648. Utility Services revenues increased 10.3% while all other revenues, comprised of Residential and Commercial Services, Canadian operations and Davey Resource Group, were up 6.7%.

Overall, income from operations of $23,214 increased 7.6% from the $21,574 experienced in the prior year.  Davey Resource Group experienced the largest increase, the result of the shift in servicing of the metro New York Asian Longhorned Beetle ("ALB") contract in 2005 from Residential and Commercial Services.  Utility Services also contributed to the increase, the result of storm-damage work in the southern United States as well as a general increase in the demand for utility services.

Net income of $13,311 was $1,058 or 8.6% higher than the $12,253 earned in 2004. The increase in net income was favorably impacted by higher revenues and income from operations offset by higher interest expense and lower interest income and lower income taxes. Our effective income tax rate was 34.9% in 2005 as compared to 41.4% in 2004 primarily due to a decrease in state income taxes, net of federal benefits, in 2005.

Operating activities in 2005 provided cash of $32,237 as compared to $54,010 provided in 2004.  The $21,773 net decrease was due primarily to working capital changes, including a decrease in 2005 for deferred income taxes of $8,631 and an increase in accounts receivable of $5,105. During 2004, payment of prepetition accounts receivable was received when one of the Company's largest utility customers emerged from bankruptcy, with payment received totaling $13,326 and included interest income of $1,692 reported in the results of 2004 operations.

Investing activities used $31,682 in cash, or $6,437 less than that used in 2004, the result of lower expenditures for equipment. Capital expenditures totaled $68,468 for combined 2005 and 2004 to support the increased demand for our utility services and growth in our other segments.

Financing activities provided $1,646 in 2005, an increase of $16,504 over the $14,858 used in 2004.  Net borrowings outstanding from the revolving credit facility increased by $9,900. Purchases of common shares for treasury of $9,067 were partially offset by cash received from the sale of common shares of $4,978 and $946 of cash received on our common share subscription.  Dividends paid during 2005 totaled $2,359.

Fiscal 2005 Compared to Fiscal 2004

Revenues--Revenues of $431,611 increased $32,963 over the $398,648 reported in 2004.  Utility Services increased $17,772 or 10.3% from the prior year and is the result of storm-damage work arising from damage inflicted by hurricanes in the southern United States, as well as new contracts, increases in existing contracts and increased productivity, within our eastern and western utility operations.  Residential and Commercial Services decreased $543 or .3% from 2004, the decrease primarily related to the shift in servicing of the ALB contract in 2005 to the Resource Group offset by increases in other services. All other segments increased $15,619 or 36.0% with the increase occurring from the shift in 2005 of the ALB contract to the Resource Group, along with new and expanded inventory and consulting contracts and additional demand for Canadian services.

Operating Expenses--Operating expenses of $283,596 increased $20,516 from the prior year, but as a percentage of revenues decreased .3% to 65.7%.  Utility Services experienced an increase of $13,253 from the prior year, the result of additional costs for labor, equipment and subcontractor expense associated with the storm-damage work in the southern United States coupled with increased revenues from new contracts and increases in existing contracts from 2004 in both our eastern and western utility operations. Residential and Commercial Services decreased $3,211 or 3.1% compared with 2004 and all other segments increased $9,474 or 36.5%.  The decrease in Residential and Commercial Services and increase in all other segments is attributable to the metro New York ALB contract being serviced by Residential and Commercial Services in 2004 and by Resource Group in 2005 and consists primarily of labor, material and subcontractor costs. New and expanded inventory and consulting contracts within the Resource Group and the increased demand for Canadian services have also contributed to the increase.  All segments continue to be impacted by increased fuel costs.

Selling Expenses--Selling expenses of $69,944 increased $5,934 from 2004 and as a percentage of revenues increased ..2% to 16.2%. Utility Services experienced an increase of $1,983 or 12.3% over 2004, primarily for field management wages and incentives associated with increased earnings from operations. Residential and Commercial Services experienced an increase of $2,082 or 4.7% over the prior year, the result of increases in field management wages, professional services and branch office expenses. All other segments increased $2,152 or 27.9%, primarily for field management wages and incentives, field management travel and branch office expenses.

General and Administrative Expenses--General and administrative expenses increased $1,907 to $29,815 or 6.8% from the $27,908 experienced in 2004 but as a percentage of revenues decreased .1% to 6.9%. Increased salaries and incentive expense of $1,591, the result of increased revenues and stronger earnings performance, and increased pension expense of $339 primarily account for the increase.

Depreciation and Amortization Expense--Depreciation and amortization expense of $25,563 increased $2,935 from the prior year and as a percentage of revenues increased .2% to 5.9%.  The increase is attributable to depreciation expense on additional expenditures for capital required due to the  increased business levels.

Gain on Sale of Assets--Gain on the sale of assets of $521 decreased $31 from the $552 experienced in 2004.  The decrease is attributable to a reduction in the number of vehicles disposed of as compared to the prior year.

Interest Expense-- Interest expense of $2,196 increased $369 or 20.2% from the $1,827 incurred in 2004.  The increase is attributable to higher interest rates on bank borrowings and higher average debt levels as compared with the prior year.

Interest Income--Interest income of $260 decreased $1,689 from the $1,949 experienced in 2004.  Interest income in 2004 included the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Income Taxes--The effective income tax rates of 34.9% for 2005, 41.4% for 2004, and 40.8% for 2003 differed from the statutory U.S. federal income tax rate because of the impact of Canadian income being taxed at other than U.S. rates over the years as well as fluctuation in state taxes, net of federal benefit.  The reduction in the 2005 state income taxes, net of federal benefit, as compared to 2004 is due to changes in the anticipated state tax rates at which deferred tax assets and liabilities are expected to be realized.

Net Income-- Net income of $13,311 exceeded 2004's net income by $1,058, and as a percentage of revenues, remained level at 3.1%.

Fiscal 2004 Compared to Fiscal 2003

Revenues--Revenues of $398,648 increased $52,385 over the $346,263 reported in 2003.  Utility Services increased $27,516 or 18.9% from the prior year and is the result of storm-damage work arising from damages inflicted by hurricanes in the southeastern United States, primarily Florida, as well as contract pricing adjustments, new contracts and increased productivity, within our eastern and western utility operations.  Residential and Commercial Services increased $15,899 or 9.6% over 2003, primarily the result of work in New York related to the Asian Longhorned Beetle as well as additional work arising from damages inflicted by hurricanes in the southeastern United States. Canadian operations increased $7,200 or 34.6% compared with $20,809 in 2003.  New contracts and increases in existing contracts from 2003 as well as improved economic conditions and weather factors account for the increase generally in all operations.

Operating Expenses--Operating expenses of $263,080 increased $36,626 from the prior year, and as a percentage of revenues increased .5% to 66.0%.  Utility Services experienced an increase of $17,182 from the prior year, the result of additional costs for labor and equipment associated with the hurricane-inflicted storm-damage work coupled with new contracts obtained within our eastern utility operations and increased revenues within our western utility operations. Residential and Commercial Services increased $13,440, primarily for labor and materials associated with the 2004 addition of the ALB contract as well as additional costs for labor and equipment associated with the hurricane-inflicted storm damage. Canadian operations experienced an increase of $4,431 or 37.5% compared with the prior year for labor and equipment associated with the increased revenues.

Selling Expenses--Selling expenses of $64,010 increased $7,252 from 2003 but as a percentage of revenues decreased .4% to 16.0%. Utility Services experienced an increase of $3,187 or 24.7% over the same period last year, primarily for field management wages and incentives associated with increased earnings from operations. Residential and Commercial Services experienced an increase of $2,270 or 5.5% over the prior year. The increase is attributable to field management wages and incentives associated with the increased revenues. Canadian operations increased $1,264 or 30.7% over the same period last year.  Increased field management wages and incentives, the result of increased revenues, contributed to the increase.

General and Administrative Expenses--General and administrative expenses increased $1,961 to $27,908 or 7.6% from the $25,947 experienced in 2003 but as a percentage of revenues decreased .5% to 7.0%. Of the $1,961 increase, $829 relates to the adoption of the Supplemental Executive Retirement Plan, the Benefits Restoration Pension Plan, the 401KSOP Match Restoration Plan and the awards of Performance Restricted-Stock Units.  Increases in salaries and incentive expense of $744 also occurred, the result of increased revenues and stronger earnings performance.  Also included in 2004 are third-party costs (excluding internal costs) related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of $302.

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

Interest Expense-- Interest expense of $1,827 declined $235 or 11.4% from the $2,062 incurred in 2003. The decline is the result of lower average debt levels during the year.

Interest Income--Interest income of $1,949 increased $1,720 from the $229 experienced in 2003.  The increase is attributable to the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from Pacific Gas & Electric.

Income Taxes-- Income tax expense for 2004 was $8,643.  The 2004 effective rate of 41.4% includes a 5.7% effect of state income taxes.

Net Income-- Net income of $12,253 exceeded 2003's net income by $3,536, or an increase of .6% as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash increased $2,201 during the year ended December 31, 2005. Net cash provided by operating activities of $32,237 and by financing activities of $1,646 were largely offset by $31,682 of cash used for investing activities.

Net Cash Provided by Operating Activities

Operating activities in 2005 provided cash of $32,237 as compared to $54,010 provided in 2004.  The $21,773 net decrease was due primarily to working capital changes, including a decrease in 2005 for deferred income taxes of $8,631 and an increase in accounts receivable of $5,105. During 2004, payment of prepetition accounts receivable was received when one of the Company's largest utility customers emerged from bankruptcy, with payment received totaling $13,326 and included interest income of $1,692 reported in the results of 2004 operations.

Overall, accounts receivable dollars increased $5,105 in 2005 as compared to the $1,272 decrease experienced in 2004. The increase arises primarily from the change in business seasonality and business levels, while the "days-sales-outstanding" in accounts receivable decreased one day to 60 days as at December 31, 2005 as compared with the prior year end.

Accounts payable and accrued expenses decreased $204 in 2005, compared to an increase of $7,249 experienced in 2004. The change is primarily attributable to an increase in employee compensation, self-insured medical claims and tax liabilities. These increases were offset by decreases in commercial insurance payables and trade payables.

Self-insurance accruals increased $3,218 in 2005, $3,614 less than the increase experienced in 2004.  The increase occurred in all classifications--workers compensation, general liability and vehicle liability, and resulted primarily from an overall increase in deductible amounts under commercial insurance, or the self-insured risk retention.

Other assets, net decreased $4,088 in 2005, a change of $2,907 over the $1,181 decrease in 2004.  The decrease is the result of reductions in advance payments for insurance premiums related to our workers' compensation, vehicle liability and general liability policies, prepaid pension costs, refundable income taxes and increases in costs associated with our defined benefit plans.

Net Cash Used in Investing Activities

Investing activities used $31,682 in cash, or $6,437 less than that used in 2004, the result of lower expenditures for equipment. Capital expenditures totaled $68,468 for combined 2005 and 2004 to support the increased demand for our utility services and growth in our other segments.  We anticipate the level of capital expenditures in 2006 will exceed that of 2005.

Net Cash Used in Financing Activities

Financing activities provided $1,646 in 2005, an increase of $16,504 over the $14,858 used in 2004.  Net borrowings outstanding, from the revolving credit facility, increased by $9,900. Borrowings of notes payable decreased $1,187 while other debt and capital lease obligations decreased $1,565.  Purchases of common shares for treasury of $9,067 were partially offset by cash received from the sale of common shares of $4,978 and $946 of cash received on our common share subscription.  Dividends paid during 2005 totaled $2,359.

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $70,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2005, to make future payments for the periods indicated.

		Contractual Obligations Due--Year Ending December 31,
Description	Total	2006	2007	2008	2009	2010	Thereafter

Revolving credit facility	$ 28,600	$ -	$ 28,600	$ -	$ -	$ -	$ -
Term loans	1,130	665	465	-	-	-	-
Capital lease obligations	3,515	1,081	1,484	513	437	-	-
Operating lease obligations	5,877	2,215	1,657	1,084	579	270	72
Self-insurance accruals	40,244	14,477	10,008	6,267	3,141	1,506	4,845
Other liabilities	2,641	1,349	734	280	243	35	-

	$ 82,007	$ 19,787	$ 42,948	$ 8,144	$ 4,400	$ 1,811	$ 4,917

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

As at December 31, 2005, we were contingently liable to our principal banks in the amount of $55,706 of which $51,476 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2006 through 2007.  We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.  Capital resources during these periods are equally affected.  We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives.  At December 31, 2005, we had working capital of $26,859, short-term lines of credit approximating $4,056, and $39,924 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions.

Accounting Pronouncement Issued But Not Yet Adopted

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment ("FAS 123R")." FAS 123R is a revision of FAS 123 and supersedes APB Opinion No. 25. The Company is required to adopt FAS 123R in January 2006. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (that is, pro forma disclosure is no longer an alternative to financial statement recognition).

For 2005 and prior, the Company accounted for its stock-based compensation plans (which include stock options and subscriptions to purchase shares under the  Employee Stock Purchase Plan) using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Given the terms of the Company's plans, no compensation cost was recognized for its stock option plans or the Employees' Stock Purchase Plan in 2005 and prior periods.

Upon required adoption of FAS 123R in January 2006, the Company will recognize compensation costs for all new grants of employee stock options awarded after December 31, 2005 to employees and subscriptions to purchase shares under the Employee Stock Purchase Plan.  In adopting FAS 123R, there will be no effect on prior period financial statements as compensation costs are only permitted to be recognized prospectively.

Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase shares of common stock valued at up to $7.8 in any calendar year. Purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares-a 15% discount.  The 15% discount of total shares purchased under the plan was $204 in 2005; $181 in 2004 and $164 in 2003.

FAS 123R compensation costs to be recognized in 2006 under the Employee Stock Purchase Plan will depend on the number of employees that participate, the shares subscribed and the price of the shares. The FAS 123R compensation cost for all other stock-based payments for 2006 will depend on the awards made.

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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 12% of revenues during 2005, 13% during 2004 and 14% during 2003.  Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

Allowance for Doubtful Accounts--In determining the allowance for doubtful accounts, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings), we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer's ability to meet its financial obligation to us or higher than expected customer defaults), our estimates of the recoverability of amounts could differ from the actual amounts recovered.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable.  We have entered into an interest rate contract -- a derivative financial instrument with the objective of altering interest rate exposures related to variable debt.

The following table provides information, as of December 31, 2005, about our debt obligations and interest rate contract. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate contract, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contract at December 31, 2005. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2005.

	December 31,							Fair Value December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005
Liabilities
Long-term debt
Fixed rate	$ 40	$ 40	$ -	$ -	$ -	$ -	$ 80	$ 74
Average interest rate	10.0%	10.0%

Variable rate	$ 625	$ 29,025	$ -	$ -	$ -	$ -	$ 29,650	$ 29,650
Average interest rate	4.6%	4.5%

Interest rate derivative instrument
Interest rate contract:
Pay fixed, notional amount	$ -	$ 10,000	$ -	$ -	$ -	$ -	$ 10,000	$ 68
Average pay rate	4.96%	4.96%
Average receive rate	4.21%	4.05%

Interest rates, as of December 31, 2005, on the fixed-rate debt were 10.0% and interest rates on the variable-rate debt ranged from 4.3% to 7.3%.

The interest rate contract has an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to settle the contract at December 31, 2005 (fair value), we would pay $68.

Foreign Currency Rate Risk

We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada, where we provide a comprehensive range of horticultural services.

Our financial results could be affected by factors such as changes in the foreign currency exchange rate or differing economic conditions in the Canadian markets as compared with the markets for our services in the United States. Our earnings are affected by translation exposures from currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Similarly, the Canadian dollar-denominated assets and liabilities may result in financial exposure as to the timing of transactions and the net asset / liability position of our Canadian operations.

For the year ended December 31, 2005, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of December 31, 2005, such internal control is effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control -- Integrated Framework."  To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

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

(c) Management's Annual Report on Internal Control Over Financial Reporting

The management of The Davey Tree Expert Company is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of
December 31, 2005.

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
February 27, 2006

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

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that The Davey Tree Expert Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Davey Tree Expert Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that The Davey Tree Expert Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of The Davey Tree Expert Company and our report dated February 27, 2006, expressed an unqualified opinion thereon.

                                                                                       /s/ Ernst & Young LLP

Akron, Ohio
February 27, 2006

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information about our executive officers is in the section "Executive Officers of the Registrant" in Part I, Item 4A of this report.

Information about our directors is in the section "Election of Directors" of our 2006 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee financial experts is in the section "Report of the Audit Committee" of our 2006 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section "Section 16(a) Beneficial Ownership Reporting Compliance" of our 2006 Proxy Statement, which is incorporated into this report by reference.

The Company has adopted a Code of Ethics for Financial Matters that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions.  That Code is incorporated by reference as Exhibit 14 to this report and is also available on our website or upon request, as described in this report in Item 1. "Business - Access to Company Information."

Item 11.  Executive Compensation.

Information about director compensation is in the section "Compensation of Directors" and information about executive compensation is in the section "Compensation of Executive Officers" of our 2006 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2006 Proxy Statement, which is incorporated into this report by reference.  Information about our securities authorized for issuance under equity compensation plans is in the section "Equity Compensation Plans Information" of our 2006 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions.

Information about certain transactions between the Company and its affiliates and certain other persons is in the sections "Election of Directors--Director Interlocks" and "Indebtedness of Management" of our 2006 Proxy Statement, which are incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant's fees and services is in the section "Independent Registered Public Accounting Firm, Fees and Other Matters" of our 2006 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report.  See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2006.

THE DAVEY TREE EXPERT COMPANY

By: /s/ R. Douglas Cowan
R. Douglas Cowan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2006.

/s/ R. Douglas Cowan	/s/ Robert A. Stefanko
R. Douglas Cowan, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	Robert A. Stefanko, Director

/s/ Karl J. Warnke
/s/ R. Cary Blair	Karl J. Warnke, Director, President and Chief Operating Officer
R. Cary Blair, Director

/s/ David E. Adante
/s/ Dr. Carol A. Cartwright Dr. Carol A. Cartwright, Director	David E. Adante, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ J. Dawson Cunningham
J. Dawson Cunningham, Director	/s/ Nicholas R. Sucic
Nicholas R. Sucic, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
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

10.1	1994 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).

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

10.5

Amendment No. 4 to Credit Agreement by and among the Company and KeyBank National Association, as lead arranger, syndication agent and administrative agent and National City Bank, as documentation agent, for various lending institutions dated as of November 8, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2005).

10.6	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.7	2004 401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10.8	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.8	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10.9	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.10

The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

The documents listed as Exhibits 10.1 and 10.6 through 10.10 constitute management contracts or compensatory plans or arrangements.

The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENTS SCHEDULES

YEAR ENDED DECEMBER 31, 2005

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)

THE DAVEY TREE EXPERT COMPANY

The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -- December 31, 2005 and 2004	F-3

Consolidated Statements of Operations -- Years ended December 31, 2005, 2004 and 2003	F-4

Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements -- December 31, 2005	F-7

Financial Statement Schedules:

None

          All schedules for which provision is made in the applicable accounting regulations of the
          Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

                                                            /s/ Ernst & Young LLP

Akron, Ohio
February 27, 2006

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 3,445	$ 1,244
Accounts receivable, net	69,537	64,432
Operating supplies	4,302	3,565
Prepaid expenses	2,923	5,653
Other current assets	5,055	5,704

Total current assets	85,262	80,598

Property and equipment:
Land and land improvements	6,903	6,853
Buildings and leasehold improvements	19,567	18,976
Equipment	263,700	243,770

	290,170	269,599
Less accumulated depreciation	199,402	185,999

	90,768	83,600

Other assets	11,606	11,599
Identified intangible assets and goodwill, net	6,493	7,308

	$ 194,129	$ 183,105

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$ 665	$ 1,852
Accounts payable	21,665	23,410
Accrued expenses	20,515	18,974
Self-insurance accruals	14,477	12,938
Current portion of capital lease obligations	1,081	1,217

Total current liabilities	58,403	58,391

Long-term debt	29,065	19,830
Capital lease obligations	2,434	3,198
Self-insurance accruals	23,033	21,354
Deferred income taxes	-	7,904
Other liabilities	2,641	2,225

	115,576	112,902

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued and outstanding as of December 31, 2005 and 2004	10,728	10,728
Additional paid-in capital	6,799	6,172
Common shares subscribed, unissued	8,876	9,198
Retained earnings	110,119	99,167
Accumulated other comprehensive income	525	261

	137,047	125,526
Less: Cost of Common shares held in treasury:
3,228 in 2005 and 3,074 in 2004	53,753	49,314
Common shares subscription receivable	4,741	6,009

	78,553	70,203

	$ 194,129	$ 183,105

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2005	2004	2003

Revenues	$ 431,611	$ 398,648	$ 346,263

Costs and expenses:
Operating	283,596	263,080	226,454
Selling	69,944	64,010	56,758
General and administrative	29,815	27,908	25,947
Depreciation	24,147	21,083	19,274
Amortization of intangible assets	1,416	1,545	1,501
Gain on sale of assets, net	(521)	(552)	(931)

	408,397	377,074	329,003

Income from operations	23,214	21,574	17,260

Other income (expense):
Interest expense	(2,196)	(1,827)	(2,062)
Interest income	260	1,949	229
Other	(825)	(800)	(694)

Income before income taxes	20,453	20,896	14,733

Income taxes	7,142	8,643	6,016

Net income	$ 13,311	$ 12,253	$ 8,717

Net income per share:
Basic	$ 1.60	$ 1.44	$ 1.03

Diluted	$ 1.50	$ 1.37	$ .99

Weighted-average shares outstanding:
Basic	8,334	8,496	8,470

Diluted	8,884	8,923	8,806

Dividends declared per share	$ .285	$ .265	$ .245

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	2005		2004		2003

  Shares

		Amount

  Shares

				Amount

  Shares

						Amount

Common shares
At beginning and end of year	10,728	$ 10,728	10,728	$ 10,728	10,728	$ 10,728

Additional paid-in capital
At beginning of year		6,172		6,528		5,710
Shares sold to employees		656		(93)		988
Options exercised		(199)		(236)		(176)
Subscription shares, issued		(107)		(133)		6
Performance restricted-stock units		277		106		-

At end of year		6,799		6,172		6,528

Common shares subscribed, unissued
At beginning of year	767	9,198	810	9,720	818	9,817
Common shares, subscribed	-	-	-	-	-	-
Common shares, issued	(26)	(308)	(37)	(450)	(1)	(17)
Cancellations	(1)	(14)	(6)	(72)	(7)	(80)

At end of year	740	8,876	767	9,198	810	9,720

Retained earnings

At beginning of year		99,167		89,158		82,525
Net income		13,311		12,253		8,717
Dividends, $.245 per share		-		-		(2,084)
Dividends, $.265 per share		-		(2,244)		-
Dividends, $.285 per share		(2,359)		-		-

At end of year		110,119		99,167		89,158

Accumulated other comprehensive income (loss), net of tax
At beginning of year		261		(146)		(1,057)
Currency translation adjustment		253		422		846
Minimum pension liability		45		(168)		-
Unrealized gain (loss) on interest rate contracts		(34)		153		65

Other comprehensive income		264		407		911

At end of year		525		261		(146)

Common shares held in treasury
At beginning of year	3,074	(49,314)	2,924	(46,516)	3,048	(44,956)
Shares purchased	441	(9,067)	430	(7,253)	456	(5,987)
Shares sold to employees	(225)	3,664	(206)	3,254	(220)	1,708
Options exercised	(37)	555	(37)	596	(359)	2,709
Subscription shares, issued	(25)	409	(37)	605	(1)	10

At end of year	3,228	(53,753)	3,074	(49,314)	2,924	(46,516)

Common shares subscription receivable
At beginning of year	(767)	(6,009)	(810)	(7,325)	(818)	(8,632)
Shares subscribed	-	-	-	-	-	-
Payments	26	1,255	37	1,244	1	1,227
Cancellations	1	13	6	72	7	80

At end of year	(740)	(4,741)	(767)	(6,009)	(810)	(7,325)

Common Shareholders' Equity at December 31	7,500	$ 78,553	7,654	$ 70,203	7,804	$ 62,147

Comprehensive Income
Net income		$ 13,311		$ 12,253		$ 8,717
Other comprehensive income		264		407		911

Comprehensive income		$ 13,575		$ 12,660		$ 9,628

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$ 13,311	$ 12,253	$ 8,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,147	21,083	19,274
Amortization	1,416	1,545	1,501
Gain on sale of property	(521)	(552)	(931)
Deferred income taxes	(8,631)	2,168	(2,111)
Other	518	979	1,823
Changes in operating assets and liabilities:
Accounts receivable	(5,105)	1,272	(4,017)
Accounts payable and accrued expenses	(204)	7,249	379
Self-insurance accruals	3,218	6,832	4,534
Other assets, net	4,088	1,181	(906)

	18,926	41,757	19,546

Net cash provided by operating activities	32,237	54,010	28,263

Investing activities
Capital expenditures
Equipment	(31,167)	(37,301)	(19,578)
Land and buildings	(818)	(1,181)	(397)
Proceeds from sales of property and equipment	1,348	800	1,215
Purchases of businesses	(1,045)	(437)	(980)

Net cash used in investing activities	(31,682)	(38,119)	(19,740)

Increase in cash before financing activities	555	15,891	8,523

Financing activities
Revolving credit facility proceeds (payments), net	9,900	(10,600)	(5,100)
Borrowings (payments) of notes payable	(1,187)	(278)	638
Borrowings (payments) of long-term debt and capital leases	(1,565)	730	(2,825)
Purchase of Common shares for treasury	(9,067)	(7,253)	(5,987)
Sales of Common shares from treasury	4,978	3,993	5,245
Cash received on Common share subscriptions	946	794	1,210
Dividends	(2,359)	(2,244)	(2,084)

Net cash provided by (used in) financing activities	1,646	(14,858)	(8,903)

Increase (Decrease) in cash and cash equivalents	2,201	1,033	(380)
Cash and cash equivalents, beginning of year	1,244	211	591

Cash and cash equivalents, end of year	$ 3,445	$ 1,244	$ 211

See notes to consolidated financial statements.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2005
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

B.  Accounting Policies

Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of The Davey Tree Expert Company and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications of prior years' amounts have been made to the presentation adopted for 2005.

Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. The Company's consolidated financial statements include amounts that are based on management's best estimates and judgments.  Actual results could differ from those estimates.

Cash Equivalents--Cash equivalents are highly liquid investments with original maturities of three months or less.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

B.  Accounting Policies (continued)

Concentration of Credit Risk--Credit risk represents the accounting loss that would be recognized if the counterparties failed to perform as contracted. The principal financial instruments subject to credit risk follow:

Cash and Cash Equivalents, and Interest Rate Contracts: To limit its exposure, the Company transacts its business and maintains interest rate contracts with high credit quality financial institutions.

Accounts Receivable: The Company's residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk.  The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 12% of revenues during 2005, 13% during 2004 and 14% during 2003.  To reduce credit risk, the Company evaluates the credit of customers, but generally does not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition.

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
Leasehold improvements....................... Shorter of lease term or estimated useful life;
                                                                          ranging from 5 to 20 years

The amortization of assets acquired under capital leases is included in depreciation expense.

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one to ten years. Goodwill is assessed for impairment, at least annually. No impairment charges were incurred during 2005, 2004 or 2003 as the fair value of goodwill exceeded the carrying amount.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

B.  Accounting Policies (continued)

Stock-Based Compensation--The Company accounts for stock-based compensation using the intrinsic-value method in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, no compensation cost is recognized if the exercise price of the stock option is equal to the market value of the shares at the date of grant. Given the terms of the Company's plans, no compensation cost was recognized for its stock option plans or the Employee Stock Purchase Plan in 2005 and prior periods. For the Company's Performance Restricted-Stock Unit awards, compensation cost is recognized over the requisite vesting periods based on the fair market value on the date of grant.  The Company will begin to recognize compensation expense for stock-based awards in January 2006 in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123R, as described below.

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

Performance Restricted-Stock Units-- During February 2005, the Committee awarded 37,468 Performance-Based Restricted Stock Units, which have a five year vesting period, to certain management employees.  During May 2004, the Committee awarded 44,151 Performance-Based Restricted Stock Units to certain management employees, of which 27,643 units have a four year vesting period and 16,508 units have a five year vesting period.

The alternative policy to APB Opinion No. 25 in Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation," the fair value method, is based on the fair value of the stock option awarded, determined by an option pricing model, net of any amount the holders must pay for the stock options when granted. If the Company had used the fair value method, the after-tax expense relating to stock-based compensation would have been $245 in 2005, $74 in 2004 and $14 in 2003. In calculating the fair value of the stock options, the following assumptions were used: initial annual dividend rate of 1.5% per share; risk-free interest rates ranging from 5.0% to 6.25% and expected lives ranging from four to five years. The following table presents the pro forma net income as if the fair value method had been applied to the stock awards.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

B.  Accounting Policies (continued)

	Year Ended December 31,
	2005	2004	2003

Net income as reported	$ 13,311	$ 12,253	$ 8,717
Add stock-based compensation included in net income as reported, net of related tax effect	105	62	-
Deduct stock-based compensation, determined under fair value, net of related tax effect	245	74	14

Pro forma net income, FAS 123 adjusted	$ 13,171	$ 12,241	$ 8,703

Net income per share -- basic
As reported	$ 1.60	$ 1.44	$ 1.03
Pro forma, FAS 123 adjusted	1.58	1.44	1.03

Net income per share -- diluted
As reported	$ 1.50	$ 1.37	$ .99
Pro forma, FAS 123 adjusted	1.48	1.37	.99

Accounting Pronouncement Issued But Not Yet Adopted--In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment ("FAS 123R")." FAS 123R is a revision of FAS 123 and supersedes APB Opinion No. 25. The Company is required to adopt FAS 123R in January 2006. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (that is, pro forma disclosure is no longer an alternative to financial statement recognition).

Upon required adoption of FAS 123R in January 2006, the Company will recognize compensation costs for all new grants of employee stock options awarded after December 31, 2005 to employees and subscriptions to purchase shares under the Employee Stock Purchase Plan.  In adopting FAS 123R, there will be no effect on prior period financial statements as compensation costs are only permitted to be recognized prospectively.

Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase shares of common stock valued at up to $7.8 in any calendar year. Purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount.  The 15% discount of total shares purchased under the plan was $204 in 2005, $181 in 2004 and $164 in 2003.

FAS 123R compensation costs to be recognized in 2006 under the Employee Stock Purchase Plan will depend on the number of employees that participate in the plan, the shares subscribed and the per share price. The FAS 123R compensation cost for all other stock-based payments for 2006 will depend on the awards made.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

B.  Accounting Policies (continued)

Interest Rate Risk Management--The Company has entered into an interest rate contract with the objective of altering interest rate exposures related to variable rate debt. In the interest rate contract, the Company has agreed with a financial institution to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

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

Comprehensive Income (Loss)--Comprehensive income (loss) includes net income and other comprehensive income or loss. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax.

Fair Values--The carrying amount of cash and cash equivalents, receivables, accounts payable and debt approximates fair value.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

C.  Accounts Receivable and Interest Income on Collection of Accounts Receivable

Accounts receivable, net, consisted of the following:

	December 31,
	2005	2004

Accounts receivable	$ 67,504	$ 60,507
Receivables under contractual arrangements	4,287	5,827

	71,791	66,334
Less allowances for doubtful accounts	2,254	1,902

	$ 69,537	$ 64,432

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

During 2004, payment of a prepetition accounts receivable was received when one of the Company's largest utility customers emerged from bankruptcy.  Payment received, totaled $13,326 and included interest income of $1,692 reported in the results of 2004 operations.

D.  Supplemental Balance Sheet and Cash Flow Information

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2005	2004

Refundable income taxes	$ -	$ 1,209
Deferred income taxes	5,055	4,495

Total	$ 5,055	$ 5,704

	December 31,
Other assets	2005	2004

Prepaid pension costs	$ 9,396	$ 10,195
Deferred income tax	167	-
Deposits	2,043	1,404

Total	$ 11,606	$ 11,599

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

D.  Supplemental Balance Sheet and Cash Flow Information (continued)

	December 31,
Identified intangibles and goodwill, net	2005	2004

Customer lists	$ 6,251	$ 6,209
Noncompete agreements	1,962	1,942
Tradenames	697	311
Goodwill	6,358	6,222

	15,268	14,684
Less accumulated amortization	8,775	7,376

Total	$ 6,493	$ 7,308

	December 31,
Accrued expenses	2005	2004

Employee compensation	$ 9,542	$ 8,265
Accrued vacation	3,253	3,345
Self-insured medical claims	1,891	1,727
Commercial insurance payable	297	2,751
Income taxes payable	1,896	-
Taxes, other than income	1,424	1,159
Other	2,212	1,727

Total	$ 20,515	$ 18,974

Supplemental cash flow information follows:

	Year Ended December 31,
	2005	2004	2003

Interest paid	$ 2,161	$ 1,867	$ 2,183
Income taxes paid, net	12,975	8,785	7,851
Noncash transactions:
Debt issued for purchase of business	-	1,138	799
Detail of acquisitions:
Assets acquired:
Equipment	411	268	384
Intangibles	576	1,307	1,395
Prepaids	58	-	-
Debt issued for purchase of businesses	-	(1,138)	(799)

Cash paid	$ 1,045	$ 437	$ 980

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

E.  Pension Plans

Substantially all of the Company's domestic employees are covered by noncontributory defined benefit pension plans. A plan for nonbargaining employees provides a benefit based primarily on annual compensation up to a defined level and years of credited service. Another plan is for bargaining employees not covered by union pension plans and provides benefits at a fixed monthly amount based upon length of service.  During May 2004, the Company adopted a Supplemental Executive Retirement Plan ("SERP") and a Benefit Restoration Pension Plan ("Restoration Plan") for certain key employees. Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts received under the Company's qualified retirement defined benefit pension plans, which is subject to Internal Revenue Service limitations on covered compensation.

Summarized information on the Company's defined benefit pension plans follows:

	December 31,
	2005	2004

Change in benefit obligation

Projected benefit obligation at beginning of year	$ 23,916	$ 19,963
Service cost	1,272	1,098
Interest cost	1,408	1,322
Amendments	-	782
Actuarial (gain) loss	(307)	2,136
Benefits paid	(1,315)	(1,385)

Projected benefit obligation at end of year	$ 24,974	$ 23,916

Accumulated benefit obligation at end of year	$ 21,759	$ 20,965

	December 31,
	2005	2004
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$ 25,536	$ 25,331
Actual return on plan assets	3,511	1,590
Employer contributions	111	-
Benefits paid	(1,315)	(1,385)

Fair value of plan assets at end of year	$ 27,843	$ 25,536

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

E.  Pension Plans (continued)

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2005	2004
For pension plans with accumulated benefit obligations in excess of plan assets

Projected benefit obligation	$ 1,795	$ 2,583
Accumulated benefit obligation	1,682	2,254
Fair value of plan assets	1,198	1,056

A minimum pension liability adjustment is required when the actuarial present value of accumulated plan benefits exceeds plan assets and accrued pension liabilities. In 2005, an adjustment of $73 was recorded to reduce the minimum pension liability, net of deferred taxes of $28, as a component of other comprehensive income (loss) and reported in accumulated other comprehensive income (loss) as a component of shareholders' equity.

	December 31,
	2005	2004
Funded status

Fair value of plan assets at end of year	$ 27,843	$ 25,536
Projected benefit obligation at end of year	24,974	23,916

Plan assets in excess of benefit obligation	2,869	1,620
Unrecognized net actuarial loss	5,900	8,180
Unrecognized prior service cost	258	539
Unrecognized transition asset	(428)	(499)

Net amount recognized	$ 8,599	$ 9,840

	December 31,
	2005	2004
Amounts reported in balance sheets

Prepaid pension costs	$ 9,396	$ 10,195
Accrued pension obligations	(994)	(625)
Accumulated other comprehensive income/loss	197	270

	$ 8,599	$ 9,840

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

E.  Pension Plans (continued)

The actuarial assumptions follow.  The discount rates were used to measure the year-end benefit obligation and the expense effect for the subsequent year.

	December 31,
	2005	2004
Actuarial assumptions

Discount rate	5.75%	5.75%
Expected long-term rate of return on plan assets	8.00	8.00
Rate of increase in future compensation levels	4.50	4.50

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2005	2004	2003
Components of pension expense (income)

Service costs -- increase in benefit obligation earned	$ 1,272	$ 1,098	$ 873
Interest cost on projected benefit obligation	1,408	1,322	1,184
Expected return on plan assets	(1,987)	(1,971)	(1,767)
Amortization of net actuarial loss	449	268	336
Amortization of prior service cost	281	281	4
Amortization of transition asset	(72)	(72)	(72)

Net pension expense of defined benefit pension plans	$ 1,351	$ 926	$ 558

In addition to the Company-sponsored defined benefit plans, the Company contributes to several multiemployer plans. Total pension expense for multiemployer plans was $597 in 2005, $368 in 2004, and $171 in 2003.

Plan Assets

The percentages of the fair value of total plan assets, by major category, were as follows, along with the target range-of-percentage allocations for 2006 used as investment strategy.

	Percentage of Plan Assets at December 31,		Target Allocations
	2005	2004	2006
Plan assets - asset category

Equity securities	70%	73%	55% to 80%
Debt securities	30	27	28% to 33%

Total	100%	100%

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

E.  Pension Plans (continued)

Investment Strategy and Risk Management for Plan Assets

The Company's investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plans. This is accomplished by preserving capital through diversification in high-quality investments and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans. Target range-of-percentage allocations to major categories of plan assets are based on the expected returns for the following 12-to-18 months. Equity securities are expected to be well-diversified and consist mainly of domestic and foreign issues, with no single holding exceeding 7% of total equity securities. Debt securities consist of fixed-income issues, generally with a laddered-maturity structure ranging from 1-to-12 years. There is no specific prohibition to investing in real estate. Derivatives, options or leverage are not used.

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets, as at
December 31, 2005, was 8.3%.

The benefits, as of December 31, 2005, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow.

Participants Benefits
Estimated future payments

Year ending December 31, 2006	$ 1,057
2007	1,073
2008	1,080
2009	1,099
2010	1,129
Years 2011 to 2015	6,445

The Company expects, as of December 31, 2005, to make defined-benefit contributions totaling $88 before December 31, 2006.

F.  Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2005	2004

Notes payable	$ -	$ 942
Current portion of long-term debt	665	910

	$ 665	$ 1,852

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

F.  Short-Term and Long-Term Debt (continued)

At December 31, 2005, the Company also had unused short-term lines of credit with several banks totaling $4,056, generally at the banks' prime rate.

Long-term debt consisted of the following:

	December 31,
	2005	2004
Revolving credit facility
Prime rate borrowings	$ 3,600	$ 3,700
LIBOR borrowings	25,000	15,000

	28,600	18,700
Term loans	1,130	2,040

	29,730	20,740
Less current portion	665	910

	$ 29,065	$ 19,830

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $70,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of December 31, 2005, the Company had unused commitments under the facility approximating $39,924, with $80,076 committed under the agreement, consisting of borrowings of $28,600 and issued letters of credit of $51,476.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

Term Loans--The weighted-average interest on the term loans approximated 6.43% (4.69% at December 31, 2004).

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt subsequent to December 31, 2005 were $665 in 2006 and $29,065 in 2007.

Interest Rate Contract--The Company uses an interest rate contract to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest rate changes on future interest expense.  As of December 31, 2005, the Company had an interest rate contract outstanding, with an underlying notional amount totaling $10,000, requiring interest to be paid at 4.96% and maturing in November 2008.  The fair value of the interest rate contract is the amount quoted by the financial institution that the Company would pay to terminate the agreement, a liability of $68 at December 31, 2005.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

G.  Self-Insurance Accruals

Components of the Company's self-insurance accruals for workers' compensation, vehicle liability and general liability follow:

	December 31,
	2005	2004

Workers' compensation	$ 24,640	$ 23,177
Present value discount	2,734	3,089

	21,906	20,088
Vehicle liability	6,174	5,913
General liability	9,430	8,291

Total	37,510	34,292
Less current portion	14,477	12,938

Noncurrent portion	$ 23,033	$ 21,354

The table below reconciles the changes in the self-insurance accruals for losses and related payments and sets forth the discount rate used for the workers' compensation accrual.

	December 31,
	2005	2004

Balance, beginning of year	$ 34,292	$ 27,460
Provision for claims	25,609	22,808
Payment for claims	22,391	15,976

Balance, end of year	$ 37,510	$ 34,292

Workers' compensation discount rate	4.50%	4.50%

H.  Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2005	2004

Equipment	$ 4,769	$ 5,133
Less accumulated amortization	3,382	3,310

	$ 1,387	$ 1,823

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

H.  Lease Obligations (continued)

The Company also leases facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2005 were as follows:

	Lease Obligations
	Capital	Operating
Minimum lease obligations
Year ending December 31, 2006	$ 1,247	$ 2,215
2007	1,555	1,657
2008	541	1,084
2009	440	579
2010	-	270
2011 and after	-	72

Total minimum lease payments	3,783	$ 5,877

Amounts representing interest	268

Present value of net minimum lease payments	3,515
Less current portion	1,081

Long-term capital lease obligations, December 31, 2005	$ 2,434

Total rent expense under all operating leases was $2,688 in 2005, $3,103 in 2004 and $2,813 in 2003.

I.  Common Shares and Preferred Shares

The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued was 10,728,440 during each of the three years in the period ended December 31, 2005. The number of shares in the treasury for each of the three years in the period ended December 31, 2005 was as follows: 2005--3,227,517;  2004--3,073,632;  and, 2003--2,924,235.

The Company's stock is not listed or traded on an active stock market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value based upon the Company's performance and financial condition. Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares. During 2005, purchases of common shares totaled 441,499 shares for $9,067 in cash; the Company also had direct sales to directors and employees of 17,834 shares for $280, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. It also sold 95,450 shares from the Company's 401(k) plan for $1,962 and issued 45,929 shares to participant accounts to satisfy its liability for the 2004 employer match in the amount of $919.  The liability accrued at December 31, 2005 for the 2005 employer match was $945. There were also 66,355 shares purchased during 2005 under the Employee Stock Purchase Plan.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

I.  Common Shares and Preferred Shares (continued)

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding.

	December 31,
	2005	2004

Shares outstanding, beginning of year	7,654,808	7,804,205

Shares purchased	(441,499)	(429,807)
Shares sold to employees and directors	225,568	205,490
Stock subscription offering - cash purchases	25,126	37,482
Options exercised	36,920	37,438

	(153,885)	(149,397)

Shares outstanding, end of year	7,500,923	7,654,808

On December 31, 2005, the Company had 7,500,923 common shares outstanding, options exercisable to purchase 598,793 common shares, partially-paid subscriptions for 739,697 common shares and purchase rights outstanding for 253,856 common shares.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
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

Effective January 1, 1997, the Company commenced operation of the "The Davey 401KSOP and ESOP," which retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before‑tax contributions, within Internal Revenue Service established limits, through payroll deductions. The Company will match, in either cash or Company stock, 50% of each participant's before-tax contribution, limited to the first 3% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. The Company's cost of this plan, consisting principally of the employer match, was $945 in 2005, $919 in 2004, and $718 in 2003.

In May 2004, the Company adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings-plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations. The cost of this plan was $74 in 2005 and $346 in 2004.

K.  Employee Stock Purchase Plan and Stock Option Plans

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

Employee Stock Purchase Plan--The Company has an employee stock purchase plan that provides the opportunity for all full-time employees with one year of service to purchase shares through payroll deductions. Purchases under the plan, at 85% of the fair market value of the common shares, have been as follows:

	Year Ended December 31,
	2005	2004	2003

Number of employees participating	994	792	900

Shares purchased during the year	66,355	71,282	83,061

Weighted-average per share purchase price paid	$ 17.43	$ 14.42	$ 11.18

Cumulative shares purchased since 1982	3,764,869	3,698,514	3,627,232

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

K.  Employee Stock Purchase Plan and Stock Option Plans (continued)

Stock Option Plans--The 2004 Omnibus Stock Plan (Stock Plan) consolidates into a single plan provisions for the grant of stock options and other stock-based incentives and maintenance of the Employee Stock Purchase Plan. Prior to adoption of the Stock Plan and its predecessor, the 1994 Omnibus Stock Plan, the Company had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 1,600,000 during the ten‑year term of the Stock Plan. Shares purchased since 1994 under the Employee Stock Purchase Plan were 1,454,965. Each nonemployee director elected or appointed, and reelected or reappointed, will receive a director option that gives the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant. The director options are exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan. The grant of awards, other than director options, is at the discretion of the Compensation Committee of the Board of Directors.  Shares available for grant at December 31, 2005 were 538,030.

A summary of the Company's stock option activity, excluding director options, is presented below:

	2005		2004		2003
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding, beginning of year	946,332	$ 10.93	971,370	$ 10.85	819,915	$ 7.49
Granted	-	-	-	-	512,500	13.50
Exercised	(28,920)	8.44	(25,038)	7.90	(351,045)	6.97
Forfeited	(50,719)	8.78	-	-	(10,000)	6.91

Outstanding, end of year	866,693	11.14	946,332	10.93	971,370	10.85

The following table summarizes information about stock options outstanding and exercisable, excluding director options at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

$ 7.90	364,993	.9 years	$ 7.90	364,993	$ 7.90
$ 13.50	501,700	7.9 years	$ 13.50	194,200	$ 13.50

	866,693			559,193

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

K.  Employee Stock Purchase Plan and Stock Option Plans (continued)

A summary of the status of the Company's director options is presented below:

	2005		2004		2003
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding, beginning of year	43,600	$ 13.19	48,000	$ 12.72	48,000	$ 12.39
Granted	8,000	20.00	8,000	15.70	8,000	12.80
Exercised	(8,000)	14.00	(12,400)	13.02	(8,000)	10.79
Forfeited	(4,000)	13.00	-	-	-	-

Outstanding and exercisable, end of year	39,600	14.42	43,600	13.19	48,000	12.72

L.  Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follows:

	Year Ended December 31,
	2005	2004	2003
Comprehensive Income
Net income	$ 13,311	$ 12,253	$ 8,717
Other comprehensive income (loss)
Foreign currency translation adjustment	253	422	846
Minimum pension liability	73	(270)	-
Derivative instruments:
Change in fair value of interest rate contract	(56)	246	105

Other comprehensive income, before income taxes	270	398	951
Income tax benefit (expense), related to items of other comprehensive income	(6)	9	(40)

Other comprehensive income	264	407	911

Comprehensive income	$ 13,575	$ 12,660	$ 9,628

	December 31,
	2005	2004	2003
Accumulated comprehensive income (loss)

Foreign currency translation adjustments	$ 690	$ 437	$ 15
Minimum pension liability adjustment	(122)	(168)	-
Fair value of interest rate contract	(43)	(8)	(161)

Accumulated comprehensive income (loss)	$ 525	$ 261	$ (146)

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

M.  Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2005	2004	2003

United States	$ 18,190	$ 19,080	$ 13,324
Canada	2,263	1,816	1,409

Total	$ 20,453	$ 20,896	$ 14,733

The provision for income taxes follows:

	Year Ended December 31,
	2005	2004	2003
Currently payable:
Federal	$ 13,138	$ 3,953	$ 6,131
State	2,010	1,864	1,493
Canadian	631	649	543

Total current	15,779	6,466	8,167
Deferred taxes	(8,637)	2,177	(2,151)

Total taxes on income	$ 7,142	$ 8,643	$ 6,016

A reconciliation of the expected statutory U.S. federal rate to the Company's actual effective income tax rate follows:

	Year Ended December 31,
	2005	2004	2003

Statutory U.S. federal tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	3.5	5.7	6.7
Effect of Canadian income taxes	(.7)	.1	.4
All other, net	(2.9)	.6	(.3)

Effective income tax rate	34.9%	41.4%	40.8%

The effective income tax rates for 2005, 2004, and 2003 differed from the statutory U.S. federal income tax rate because of the impact of Canadian income being taxed at other than U.S. rates over the years as well as fluctuation in state taxes, net of federal benefit. The reduction in the 2005 state income taxes, net of federal benefit, as compared to 2004 is due to changes in the anticipated state tax rates at which deferred tax assets and liabilities are expected to be realized.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

M.  Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2005	2004
Deferred tax assets:
Accrued compensated absences	$ 599	$ 692
Self-insurance accruals	4,801	4,371
Other assets (liabilities), net	(345)	(568)

Net deferred income tax assets--current	$ 5,055	$ 4,495

Significant components of the Company's noncurrent net deferred tax assets and liabilities at
December 31, were as follows:

	December 31,
	2005	2004
Deferred tax assets:
Self-insurance accruals	$ 8,202	$ 7,266
Intangibles	918	711
Accrued expenses and other liabilities	1,000	707
Other assets (liabilities), net	768	(189)

	10,888	8,495
Deferred tax liabilities:
Property and equipment	7,471	12,908
Prepaid pension costs	3,250	3,491

	10,721	16,399

Net deferred income tax assets (liabilities)--noncurrent	$ 167	$ (7,904)

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

N.  Net Income Per Share

Net income per share is computed as follows:

	Year Ended December 31,
	2005	2004	2003
Income available to common shareholders:
Net income	$ 13,311	$ 12,253	$ 8,717

Weighted-average shares:
Basic:
Outstanding	7,594,463	7,729,829	7,659,901
Partially-paid share subscriptions	739,697	766,501	809,972

Basic weighted-average shares	8,334,160	8,496,330	8,469,873

Diluted:
Basic from above	8,334,160	8,496,330	8,469,873
Incremental shares from assumed:
Exercise of stock subscription purchase rights	105,453	74,883	22,750
Exercise of stock options	444,164	351,697	312,891

Diluted weighted-average shares	8,883,777	8,922,910	8,805,514

Net income per share:
Basic	$ 1.60	$ 1.44	$ 1.03

Diluted	$ 1.50	$ 1.37	$ .99

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
December 31, 2005
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

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2005
Revenues	$ 190,926	$ 181,680	$ 59,005	$ -		$ 431,611
Income (loss) from operations	8,783	11,948	6,019	(3,536)	(a)	23,214

Interest expense				2,196		2,196
Other income (expense), net				(565)		(565)

Income before income taxes						20,453

Depreciation	$ 9,335	$ 8,262	$ 3,004	$ 3,546	(b)	$ 24,147
Capital expenditures	14,084	8,782	5,183	3,936		31,985
Segment assets, total	69,296	53,034	21,894	49,905	(c)	194,129

Fiscal Year 2004
Revenues	$ 173,154	$ 182,223	$ 43,271	$ -		$ 398,648
Income (loss) from operations	7,958	12,801	3,333	(2,518)	(a)	21,574

Interest expense				1,827		1,827
Other income (expense), net				1,149		1,149

Income before income taxes						20,896

Depreciation	$ 8,484	$ 7,853	$ 2,351	$ 2,395	(b)	$ 21,083
Capital expenditures	15,088	13,034	4,209	6,151		38,482
Segment assets, total	61,114	53,164	16,844	51,983	(c)	183,105

Fiscal Year 2003
Revenues	$ 145,638	$ 166,324	$ 34,301	$ -		$ 346,263
Income (loss) from operations	2,107	13,994	2,555	(1,396)	(a)	17,260

Interest expense				2,062		2,062
Other income (expense), net				(465)		(465)

Income before income taxes						14,733

Depreciation	$ 7,651	$ 6,927	$ 1,903	$ 2,793	(b)	$ 19,274
Capital expenditures	8,158	5,910	2,863	3,044		19,975
Segment assets, total	44,596	46,925	12,401	62,915	(c)	166,837

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.
(b)	Reduction to straight-line depreciation expense from declining balance method and depreciation and amortization of corporate assets.
(c)	Corporate assets include cash and cash equivalents, prepaid expenses, corporate facilities, enterprise-wide information systems, intangibles, and deferred and other nonoperating assets.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

O.  Operations by Segment and Geographic Information (continued)

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2005	2004	2003
Revenues

United States	$ 398,429	$ 370,639	$ 325,454
Canada	33,182	28,009	20,809

	$ 431,611	$ 398,648	$ 346,263

	December 31,
	2005	2004	2003
Long-lived assets, net

United States	$ 85,842	$ 81,588	$ 67,313
Canada	11,419	9,320	6,963

	$ 97,261	$ 90,908	$ 74,276

P.  Commitments and Contingencies

At December 31, 2005, the Company was contingently liable to its principal banks in the amount of $55,706 for letters of credit outstanding primarily related to insurance coverage.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2005
(In thousands, except share data)

Q.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2005 and 2004.

	Fiscal 2005, Three Months Ended
	Apr 2	Jul 2	Oct 1	Dec 31

Revenues	$ 88,149	$ 121,404	$ 116,387	$ 105,671
Gross profit	26,494	44,025	41,584	35,912
Income (loss) from operations	(1,994)	12,582	8,783	3,843
Net income (loss)	(1,707)	6,888	5,125	3,005

Net income (loss) per share -- Basic	$ (.22)	$ .88	$ .66	$ .39

Net income (loss) per share -- Diluted	$ (.22)	$ .83	$ .61	$ .37

ESOT Valuation per share	$ 20.00	$ 21.00	$ 21.00	$ 22.50

	Fiscal 2004, Three Months Ended
	Apr 3	Jul 3	Oct 2	Dec 31

Revenues	$ 79,485	$ 112,259	$ 110,661	$ 96,243
Gross profit	25,609	39,619	38,040	32,300
Income (loss) from operations	(1,762)	10,649	7,620	5,067
Net income (loss)	(648)	5,834	4,174	2,893

Net income (loss) per share -- Basic	$ (.08)	$ .73	$ .53	$ .37

Net income (loss) per share -- Diluted	$ (.08)	$ .71	$ .50	$ .34

ESOT Valuation per share	$ 15.70	$ 18.20	$ 18.20	$ 20.00

*  *  *  *  *