Form 10-Q
period 2006-04-01
DAVEY TREE EXPERT CO
filed 2006-05-04
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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
Yes * No ☒

There were 7,495,030 Common Shares outstanding as of May 1, 2006.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 1, 2006

INDEX

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share dollar amounts)

	April 1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$ 737	$ 3,445
Accounts receivable, net	67,283	69,537
Operating supplies	5,183	4,302
Other current assets	8,863	7,978

Total current assets	82,066	85,262

Property and equipment	306,406	290,170
Less accumulated depreciation	203,164	199,402

	103,242	90,768

Other assets	13,792	11,606
Identified intangible assets and goodwill, net	6,170	6,493

	$ 205,270	$ 194,129

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 20,952	$ 21,665
Accrued expenses	16,046	20,515
Other current liabilities	18,316	16,223

Total current liabilities	55,314	58,403

Long-term debt	41,930	29,065
Self-insurance accruals	25,757	23,033
Other noncurrent liabilities	4,207	5,075

	127,208	115,576

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	7,173	6,799
Common shares subscribed, unissued	8,640	8,876
Retained earnings	108,894	110,119
Accumulated other comprehensive income	612	525

	136,047	137,047
Less: Cost of common shares in treasury; 3,192 shares at April 1, 2006 and 3,228 shares at December 31, 2005	53,472	53,753
Common share subscription receivable	4,513	4,741

	78,062	78,553

	$ 205,270	$ 194,129

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 1, 2006	April 2, 2005

Revenues	$ 101,372	$ 88,149

Costs and expenses:
Operating	69,975	61,655
Selling	16,208	14,651
General and administrative	8,819	7,968
Depreciation and amortization	6,458	5,869
Gain on sale of assets, net	(121)	(15)

	101,339	90,128

Income (loss) from operations	33	(1,979)

Other income (expense):
Interest expense	(581)	(424)
Interest income	56	57
Other, net	(516)	(543)

Loss before income taxes	(1,008)	(2,889)

Income tax benefits	(402)	(1,182)

Net loss	$ (606)	$ (1,707)

Net loss per share--basic and diluted	$ (.08)	$ (.22)

Weighted-average shares outstanding--basic and diluted	7,689	7,853

Dividends declared per share	$ .075	$ .07

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2006	April 2, 2005
Operating activities
Net loss	$ (606)	$ (1,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,458	5,869
Other	40	(29)
Changes in operating assets and liabilities:
Accounts receivable	2,254	4,659
Operating liabilities	(2,769)	(8,278)
Other	(3,857)	(2,816)

	2,126	(595)

Net cash provided by (used in) operating activities	1,520	(2,302)

Investing activities
Capital expenditures, equipment	(18,121)	(12,817)
Other	(396)	(275)

Net cash used in investing activities	(18,517)	(13,092)

Financing activities
Revolving credit facility proceeds, net	13,300	13,300
Purchase of common shares for treasury	(1,150)	(591)
Sale of common shares from treasury	1,872	1,528
Dividends	(619)	(589)
Other	886	527

Net cash provided by financing activities	14,289	14,175

Decrease in cash and cash equivalents	(2,708)	(1,219)

Cash and cash equivalents, beginning of period	3,445	1,244

Cash and cash equivalents, end of period	$ 737	$ 25

Supplemental cash flow information follows:
Interest paid	$ 569	$ 418
Income taxes paid	771	764

Detail of acquisitions:
Assets acquired:
Intangibles	$ 45	-

Cash paid	$ 45	$ -

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2006
(Amounts in thousands, except share data)

A.  Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. The Company's consolidated financial statements include amounts that are based on management's best estimates and judgments.  Actual results could differ from those estimates.

New Accounting Pronouncement Adopted--As discussed in Note D, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment ("FAS 123R")," effective January 1, 2006. FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition). Prior to January 1, 2006, in accordance with FAS 123, "Accounting for Stock-Based Compensation,"  the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

Financial Statement Presentation-Changes--Certain amounts have been reclassified to conform to the current interim period presentation.

B.  Seasonality of Business

Operating results for the three months ended April 1, 2006 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2006 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2006
(Amounts in thousands, except share data)

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	April 1, 2006	December 31, 2005

Accounts receivable	$ 63,488	$ 67,504
Receivables under contractual arrangements	5,903	4,287

	69,391	71,791
Less allowances for doubtful accounts	2,108	2,254

	$ 67,283	$ 69,537

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

D.  Share-Based Compensation

The Davey Tree Expert Company 2004 Omnibus Stock Plan was approved by the Company's shareholders at its annual shareholders' meeting in May 2004. The Plan is administered by the Compensation Committee of the Board of Directors, with the maximum number of common shares that may be granted to or purchased by all employees and directors under this Plan being 5,000,000. In addition to the maintenance of the Employee Stock Purchase Plan, the Plan provides for the grant of stock options, restricted stock, stock appreciation rights, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. These awards are payable in cash or common shares, or any combination thereof, as established by the Compensation Committee.

New Accounting Pronouncement Adopted--Effective January 1, 2006, the Company adopted FAS 123R, "Share-Based Payment." FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition).

Prior to January 1, 2006, in accordance with FAS 123, "Accounting for Stock-Based Compensation,"  the Company followed APB No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2006
(Amounts in thousands, except share data)

D.  Share-Based Compensation (continued)

Under FAS 123R, all new grants of employee stock options awarded after December 31, 2005 to employees and subscriptions to purchase shares under the Employee Stock Purchase Plan after December 31, 2005 result in compensation costs being recognized. In adopting FAS 123R, there was no effect on prior period financial statements as compensation costs are only permitted to be recognized prospectively.

Compensation costs under all share-based payment plans - our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units - totaled $142 for the three months ended April 1, 2006 and $51 for the three months ended April 2, 2005.

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, shares of common stock. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost being recognized during the three months ended April 1, 2006 of $58.

Stock Option Plans--Since adopting FAS 123R on January 1, 2006 and through the end of the first quarter, April 1, 2006, there were no stock option awards issued or modified and, as a result, no compensation costs with respect to stock options were recognized during the three months ended April 1, 2006.

Performance-Based Restricted Stock Units--During February 2006, the Compensation Committee of the Board of Directors awarded 36,687 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of April 1, 2006.

Date of Grant	Fair Value Per Share	Restricted Stock Units Granted

December 5, 2003	$ 13.50	16,508
May 19, 2004	15.70	27,643
February 29, 2005	20.00	37,468
February 28, 2006	6.22	36,687

		118,306

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of the Company's common stock on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period and remeasured at each reporting date until the date of settlement. Compensation expense on restricted stock awards totaled $84 for the three months ended April 1, 2006 and $51 for the three months ended
April 2, 2005.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2006
(Amounts in thousands, except share data)

D.  Share-Based Compensation (continued)

For stock-based awards issued on or after January 1, 2006, the fair value of each award was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on historical volatility of the Company's stock prices and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.

The fair values of stock-based awards granted during the three months ended April 1, 2006 were estimated at the date of grant with the following assumptions: volatility--14.1%; expected dividend yield--1.5%; risk-free interest rate--4.7% and expected life of the award--8.2 years.

As of April 1, 2006, there was $1,173 of unrecognized compensation cost related to performance-based restricted stock units, which will be recognized over a weighted-average period of 2.9 years.

General Stock Option Information--The following table summarizes activity under the stock options plans for the three months ended April 1, 2006.

	Number of Options Outstanding	Weighted-Average Exercise Price

Outstanding, December 31, 2005	906,293	$ 11.28
Granted	-	-
Exercised	(4,305)	13.50
Forfeited	-	-

Outstanding, April 1, 2006	901,988	11.27

Information regarding the stock options outstanding at April 1, 2006 is summarized below:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

Employee options:
$ 7.90	364,993	.9 years	$ 7.90	364,993	$ 7.90
13.50	497,395	7.9 years	13.50	189,895	13.50

	862,388	4.7 years	11.13	554,888	9.82
Director options:
14.42	39,600	2.9 years	14.42	39,600	14.42

	901,988	4.6 years	11.27	594,488	10.12

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2006
(Amounts in thousands, except share data)

D.  Share-Based Compensation (continued)

As of April 1, 2006, the aggregate intrinsic value of options outstanding was $10,129 and options exercisable was $7,360 ("intrinsic value" is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option).  The Company issues common shares from treasury upon the exercise of stock options or restricted stock units.

E.  Pension Plans

Substantially all of the Company's domestic employees are covered by noncontributory defined benefit pension plans. A plan for nonbargaining employees provides a benefit based primarily on annual compensation up to a defined level and years of credited service. Another plan is for bargaining employees not covered by union pension plans and provides benefits at a fixed monthly amount based upon length of service.  During May 2004, the Company adopted a Supplemental Executive Retirement Plan ("SERP") and a Benefit Restoration Pension Plan ("Restoration Plan") for certain management employees. Both the SERP and the Restoration Plan are defined benefit plans under which nonqualified supplemental pension benefits will be paid in addition to amounts received under the Company's qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended
	April 1, 2006	April 2, 2005
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$ 353	$ 307
Interest cost on projected benefit obligation	369	333
Expected return on plan assets	(544)	(497)
Amortization of net actuarial loss	55	102
Amortization of prior service cost	18	1
Amortization of transition asset	(18)	(18)

Net pension expense of defined benefit pension plans	$ 233	$ 228

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2006
(Amounts in thousands, except share data)

E.  Pension Plans (continued)

The Company expects, as of April 1, 2006, to make defined-benefit plan contributions totaling $88 before December 31, 2006.

F.   Long-Term Debt

Long-term debt consisted of the following:

	April 1, 2006	December 31, 2005

Revolving credit facility
Prime rate borrowings	$ 4,900	$ 3,600
LIBOR borrowings	37,000	25,000

	41,900	28,600

Term loans	645	1,130

	42,545	29,730
Less current portion	615	665

	$ 41,930	$ 29,065

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

As of April 1, 2006, the Company had unused commitments under the facility approximating $22,050, with $97,950 committed, consisting of borrowings of $41,900 and issued letters of credit of $56,050.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

The Company uses an interest rate contract to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of April 1, 2006, the Company had an interest rate contract outstanding, with an underlying notional amount totaling $10,000, requiring interest to be paid at 4.96% and maturing in November 2008.  The fair value of the contract is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreement, an asset of $40 at April 1, 2006.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2006
(Amounts in thousands, except share data)

G.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three Months Ended
	April 1, 2006	April 2, 2005
Comprehensive Loss
Net loss	$ (606)	$ (1,707)
Other comprehensive income (loss)
Foreign currency translation adjustment	20	(29)
Derivative instruments:
Change in fair value of interest rate contract	108	56

Other comprehensive income (loss), before income taxes	128	27
Income tax (expense) benefit, related to items of other comprehensive income (loss)	(41)	(21)

Other comprehensive income (loss)	87	6

Comprehensive loss	$ (519)	$ (1,701)

H.  Net Income (Loss) Per Share and Common Shares Outstanding

Net loss per share is computed as follows:

Three Months Ended
April 1, 2006	April 2, 2005
Loss available to common shareholders:
Net loss	$ (606)	$ (1,707)

Weighted-average shares:
Basic:
Outstanding	7,506,952	7,664,531
Partially-paid share subscriptions	182,391	188,305

Basic weighted-average shares	7,689,343	7,852,836

Diluted:
Basic from above	7,689,343	7,852,836
Incremental shares from assumed:
Exercise of stock subscription purchase rights	113,508	94,707
Exercise of stock options	435,392	415,953

Diluted weighted-average shares	8,238,243	8,363,496

Net loss per share--basic and diluted	$ (.08)	$ (.22)

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2006
(Amounts in thousands, except share data)

H.  Net Income (Loss) Per Share and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended April 1, 2006 follows:

Shares outstanding at December 31, 2005	7,500,923

Shares purchased	(51,128)
Shares sold to employees and directors	63,178
Stock subscription offering -- cash purchases	18,498
Options exercised	4,305

34,853

Shares outstanding at April 1, 2006	7,535,776

On April 1, 2006, the Company had 7,535,776 common shares outstanding, options exercisable to purchase 594,488 common shares, partially-paid subscriptions for 720,019 common shares and purchase rights outstanding for 252,523 common shares.

The partially-paid subscriptions relate to common shares purchased at $12.00 per share, in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven- year promissory note for the balance due, bearing interest at 4.75% per year.  Promissory note payments, of both principal and interest, are made either by payroll deduction or annual lump-sum payment.  The promissory notes are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

The purchase rights outstanding were granted, in connection with the stock subscription offering completed in August 2002, to all employees (excluding directors, officers and certain operations management) that purchased $5 or more of common stock. A right to purchase one additional common share at $12.00 per share was granted for every two common shares purchased. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right if they cease to be employed by the Company.

I.  Segment Information

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2006
(Amounts in thousands, except share data)

I.  Segment Information (continued)

Our Canadian operations provide a comprehensive range of Davey horticultural services, and Davey Resource Group provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities. Canadian operations and Davey Resource Group are presented below as "All Other."

Measurement of Segment Profit and Loss and Segment Assets--The Company evaluates performance and allocates resources based primarily on operating income and also actively manages business unit operating assets.

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended April 1, 2006

Revenues	$ 52,331	$ 34,789	$ 14,252	$ -	$ 101,372
Income (loss) from operations	2,511	(1,791)	635	(1,322) (a)	33

Interest expense				(581)	(581)
Interest income				56	56
Other income (expense), net				(516)	(516)

Loss before income taxes					$ (1,008)

Three Months Ended April 2, 2005

Revenues	$ 44,068	$ 33,915	$ 10,166	$ -	$ 88,149
Income (loss) from operations	1,123	(2,175)	(135)	(792) (a)	(1,979)

Interest expense				(424)	(424)
Interest income				57	57
Other income (expense), net				(543)	(543)

Loss before income taxes					$ (2,889)

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

Our Canadian operations provide a comprehensive range of Davey horticultural services, and Davey Resource Group provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities. Canadian operations and Davey Resource Group are referred to below as "All Other."

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

Three Months Ended
	April 1, 2006	April 2, 2005

Revenues	100.0%	100.0%

Costs and expenses:
Operating	69.0	70.0
Selling	16.0	16.6
General and administrative	8.7	9.0
Depreciation and amortization	6.4	6.7
Gain on sale of assets, net	(.1)	-

Income (loss) from operations	- *	(2.3)

Other income (expense):
Interest expense	(.6)	(.5)
Interest income	.1	.1
Other, net	(.5)	(.6)

Loss before income taxes	(1.0)	(3.3)

Income taxes	(.4)	(1.4)

Net loss	(.6)%	(1.9)%

* Income from operations, as a percentage of revenues, approximated break-even at .03%.

First Quarter Overview

  Revenues of $101,372 in the first three months of 2006 were 15.0% higher as compared to $88,149 in the first three months of 2005. Revenues increased 18.8% in Utility Services, 2.6% in Residential and Commercial Services and, in total, for All Other segments increased 40.2%.

  Income from operations for the first three months of 2006 was $33 compared to a loss of ($1,979) in the first three months of 2005.  Income from operations for the first three months of 2006 was $2,511 in Utility Services and $635 for All Other segments while Residential and Commercial Services experienced a loss of $1,791.

Net loss for the first three months of 2006 was $606 or $.08 per share as compared to $1,707 or $.22 per share in the first three months of 2005.

Results of Operations--First Quarter--Three Months Ended April 1, 2006 Compared to Three Months Ended
April 2, 2005.

Revenues--Revenues of $101,372 increased $13,223 compared with $88,149 in 2005. Utility Services increased $8,263 or 18.8% compared with the first quarter 2005. Increases in existing contracts as well as new contracts and increased productivity within our eastern and western utility operations accounted for the increase. Residential and Commercial Services increased $874 or 2.6% from the comparable period last year.  The increase is primarily attributable to a general increase in demand for Residential and Commercial services coupled with better weather conditions than in the comparable period last year. All Other segments increased $4,086 or 40.2% with the increase occurring from new and expanded inventory and consulting contracts within the Resource Group and an overall increased demand for Canadian services.

Operating Expenses--Operating expenses of $69,975 increased $8,320 compared with the first quarter 2005 but, as a percentage of revenues, decreased 1.0% to 69.0%. Utility Services increased $6,254 or 18.2% compared with the first quarter 2005. The increase is attributable to additional costs for labor and equipment necessary to support the increased revenue in both our eastern and western utility operations. Residential and Commercial Services decreased $204 or 1.0% compared with 2005 due primarily to a reduction in subcontractor expense. All Other segments increased $2,270 or 33.2%.  The increase is due to additional labor, equipment costs and crew travel expenses, the result of the increased revenues. All segments continue to be impacted by increased fuel costs.

Selling Expenses--Selling expenses of $16,208 for the first quarter increased $1,557 over the first quarter 2005 but as a percentage of revenues, decreased .6% to 16.0%.  All segments experienced increases, primarily for field management wages and incentives, travel and vehicle expenses and branch offices expenses, associated with the increase in revenues.

General and Administrative Expenses--General and administrative expenses of $8,819 increased $851 or 10.7% from $7,968 in the first quarter 2005 but as a percentage of revenues, decreased .3% to 8.7%.  The increase is attributable to an increase in salaries and incentive expense and employee development expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $6,458 increased $589 from $5,869 in the first quarter 2005, but as a percentage of revenues decreased .3% to 6.4%.  The increase is the result of additional capital expenditures necessary to support the continued increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $121 increased $106 from the $15 experienced in the same period last year.  The increase is the result of an increase in the number of vehicles disposed of in the first quarter 2006 as compared to the first quarter 2005.

Interest Expense--Interest expense of $581 increased $157 from the $424 incurred in the first quarter 2005.  The increase is the result of higher interest rates on our bank borrowings and higher debt levels as compared to the prior year.

Income Tax Benefits--Income tax benefits of $402 decreased $780 from the income tax benefit of $1,182 in the first quarter 2005.  The 2006 effective rate was 39.9% as compared to 40.9% in 2005.

Net Loss--Net loss for the first quarter of $606 was $1,101 less than the $1,707 loss experienced in the first quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $2,708 during the first three months of 2006.  Net cash provided by operating activities of $1,520 and financing activities of $14,289 was offset by $18,517 of cash used in investing activities.

Net Cash Provided by Operating Activities

Operating activities for the first three months of 2006 provided $1,520 of cash, a net increase of $3,822 as compared to the $2,302 used during the first three months of 2005. The increase was due to lower decreases in accounts receivable, accounts payable and accrued expenses and higher increases in self-insurance accruals and other assets, net.

Accounts receivable dollars decreased $2,254 during the first three months of 2006, with the decrease arising primarily from business seasonality and changes in business levels. With respect to the change in accounts receivable arising from business seasonality, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of first quarter 2006 decreased by one day to 61 days from the end of first quarter 2005.  The DSO at April 2, 2005 was 62 days.

Accounts payable and accrued expenses decreased $5,182 during the first three months of 2006.  Increases in employee compensation, self-insured medical claims and tax liabilities were offset by decreases in commercial insurance payables and trade payables.

Self-insurance accruals increased $2,413 in 2006, $417 more than the increase of $1,996 experienced in 2005.  The increase occurred in all classifications -- workers' compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance (that is, an increase in the self-insured risk retention).

Operating assets, net increased $3,857, a change of $1,041 over the $2,816 increase in 2005.  The increase is attributable to increases in prepaid expenses, operating supplies and deposits related to insurance coverage.

Net Cash Used In Investing Activities

Investing activities used $18,517 of cash, $5,425 more than the $13,092 used in the first three months of 2005.  Capital expenditures made during both 2006 and 2005 interim periods were necessary to support our increased business levels.  We anticipate that capital expenditures in 2006 will exceed that of 2005.

Net Cash Provided by Financing Activities

Financing activities provided $14,289 of cash, $114 more than the $14,175 provided during the first three months of 2005.  Our revolving credit facility and other borrowings provided $13,300 of cash in the first three months of 2006, the same as that provided in 2005 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) provided $215 less than the $937 provided in 2005.  Dividends paid increased to $619 from the $589 paid in the first three months of 2005.

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $70,000.

As of April 1, 2006, the Company had unused commitments under the facility approximating $22,050, with $97,950 committed, consisting of borrowings of $41,900 and issued letters of credit of $56,050.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at April 1, 2006, to make future payments for the periods indicated.

		Nine Months Ending December 31,	Year Ending December 31,
Description	Total	2006	2007	2008	2009	2010	Thereafter
Revolving credit facility	$ 41,900	$ -	$ 41,900	$ -	$ -	$ -	$ -
Term loans	645	180	465	-	-	-	-
Capital lease obligations	3,251	849	1,503	540	359	-	-
Operating lease obligations	5,323	1,661	1,657	1,084	579	270	72
Self-insurance accruals	37,220	10,123	10,008	6,267	3,141	1,506	6,175
Other liabilities	2,856	363	843	886	409	190	165

	$ 91,195	$ 13,176	$ 56,376	$ 8,777	$ 4,488	$ 1,966	$ 6,412

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at April 1, 2006 and amounts estimated to be due each year may differ from actual payments required to fund claims. Other liabilities include estimates of future funding requirements related to retirement plans and other items. Because their future cash outflows are uncertain, noncurrent deferred taxes have been excluded from the summary above.

As of April 1, 2006, we were contingently liable for letters of credit in the amount of $59,122, of which $56,050 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2006 and 2007.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility is our primary source of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives. At April 1, 2006, we had working capital of $26,752, short-term lines of credit approximating $3,583 and $22,050 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

New Accounting Pronouncement Adopted

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment ("FAS 123R")." FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition).

Prior to January 1, 2006, in accordance with FAS 123, "Accounting for Stock-Based Compensation,"  the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

Under FAS 123R, all new grants of employee stock options awarded after December 31, 2005 to employees and subscriptions to purchase shares under the Employee Stock Purchase Plan after December 31, 2005 result in compensation costs being recognized. In adopting FAS 123R, there was no effect on prior period financial statements as compensation costs are only permitted to be recognized prospectively.

Compensation costs under all share-based payment plans-our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units-totaled $142 for the three months ended April 1, 2006 and $51 for the three months ended April 2, 2005.

As of April 1, 2006, there was $1,173 of unrecognized compensation cost related to performance-based restricted stock units, which will be recognized over a weighted-average period of 2.9 years.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

■ Our business, other than tree services to utility customers, is highly seasonal and weather dependent.

■ Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

■   The seasonal nature of our business and changes in general and local economic conditions, among other factors, may cause our quarterly results to fluctuate, and our prior performance is not necessarily indicative of future results.

■ Significant increases in fuel prices for extended periods of time will increase our operating expenses.

■   We have significant contracts with our utility, commercial and government customers that include liability risk exposure as part of those contracts.  Consequently, we have substantial insurance, and increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages, could negatively impact our liquidity.

■ Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

■ We are subject to intense competition.

■ Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.

■ We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.  We are under no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual future results.

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in our annual report on Form 10-K for the year ended December 31, 2005 in "Item 1A. Risk Factors."

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended April 1, 2006, there have been no material changes in the reported market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2006 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

During the quarter ended April 1, 2006, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 1A, 3, 4 and 5 are not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by the Company of its common shares outstanding during the first three months of 2006.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2006

January 1 to January 28	-	-	n/a	n/a
January 29 to February 25	-	-	n/a	n/a
February 26 to April 1	51,128	$ 22.50	n/a	n/a

Total First Quarter	51,128	22.50

Total Year to Date	51,128	22.50

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 4, 2006		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 4, 2006	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Corporate Controller and Chief Accounting Officer
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