Form 10-Q
period 2006-07-01
DAVEY TREE EXPERT CO
filed 2006-08-03
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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
Yes * No ☒

There were 7,588,788 Common Shares outstanding as of August 1, 2006.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 1, 2006

INDEX

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share dollar amounts)

	July 1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$ 416	$ 3,445
Accounts receivable, net	85,309	69,537
Operating supplies	4,380	4,302
Other current assets	7,408	7,978
Total current assets	97,513	85,262

Property and equipment	312,973	290,170
Less accumulated depreciation	208,191	199,402
	104,782	90,768

Other assets	13,920	11,606
Identified intangible assets and goodwill, net	6,635	6,493
	$ 222,850	$ 194,129

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 18,008	$ 21,665
Accrued expenses	19,008	20,515
Other current liabilities	17,286	16,223
Total current liabilities	54,302	58,403

Long-term debt	50,570	29,065
Self-insurance accruals	29,779	23,033
Other noncurrent liabilities	4,025	5,075
	138,676	115,576

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	5,903	6,799
Common shares subscribed, unissued	8,557	8,876
Retained earnings	115,961	110,119
Accumulated other comprehensive income	1,044	525
	142,193	137,047
Less: Cost of common shares in treasury; 3,145 shares at July 1, 2006 and 3,228 shares at December 31, 2005	53,662	53,753
Common share subscription receivable	4,357	4,741
	84,174	78,553
	$ 222,850	$ 194,129

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Revenues	$ 132,332	$ 121,404	$ 233,704	$ 209,553

Costs and expenses:
Operating	84,078	77,379	154,053	139,034
Selling	19,450	17,615	35,658	32,266
General and administrative	8,123	7,510	16,942	15,478
Depreciation and amortization	7,045	6,318	13,503	12,187
Gain on sale of assets, net	(85)	58	(206)	43
	118,611	108,880	219,950	199,008

Income from operations	13,721	12,524	13,754	10,545

Other income (expense):
Interest expense	(860)	(609)	(1,441)	(1,033)
Interest income	68	46	124	103
Other, net	(127)	(305)	(643)	(848)

Income before income taxes	12,802	11,656	11,794	8,767

Income tax	5,108	4,768	4,706	3,586

Net income	$ 7,694	$ 6,888	$ 7,088	$ 5,181

Net income per share:
Basic	$ 1.00	$ .88	$ .90	$ .65
Diluted	$ .94	$ .83	$ .84	$ .61

Weighted-average shares outstanding
Basic	7,718	7,817	7,877	8,020
Diluted	8,205	8,322	8,395	8,527

Dividends declared per share	$ .08	$ .07	$ .15	$ .14

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 1, 2006	July 2, 2005
Operating activities
Net income	$ 7,088	$ 5,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,503	12,187
Other	916	(147)
Changes in operating assets and liabilities:
Accounts receivable	(15,772)	(14,373)
Operating liabilities	1,163	(3,427)
Other	(1,585)	2,105

Net cash provided by operating activities	5,313	1,526

Investing activities
Capital expenditures, equipment	(26,447)	(19,122)
Other	(1,074)	(783)

Net cash used in investing activities	(27,521)	(19,905)

Financing activities
Revolving credit facility proceeds, net	21,800	21,600
Purchase of common shares for treasury	(5,135)	(3,928)
Sale of common shares from treasury	4,245	2,741
Dividends	(1,244)	(1,173)
Other	(487)	(1,656)

Net cash provided by financing activities	19,179	17,584

Decrease in cash and cash equivalents	(3,029)	(795)

Cash and cash equivalents, beginning of period	3,445	1,244

Cash and cash equivalents, end of period	$ 416	$ 449

Supplemental cash flow information follows:
Interest paid	$ 1,330	$ 931
Income taxes paid	6,817	3,609

Detail of acquisitions:
Assets acquired:
Equipment	$ 141	$
Intangibles	835
Debt issued for purchases of businesses	450
Cash paid	$ 526	$

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
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

New Accounting Pronouncement Adopted--As discussed in Note D, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment ("FAS 123R")," effective January 1, 2006. FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition). Prior to January 1, 2006, in accordance with FAS 123, "Accounting for Stock-Based Compensation," the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

Financial Statement Presentation-Changes--Certain amounts have been reclassified to conform to the current interim period presentation.

B.  Seasonality of Business

Operating results for the six months ended July 1, 2006 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2006 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
(Amounts in thousands, except share data)

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	July 1, 2006	December 31, 2005
Accounts receivable	$ 78,967	$ 67,504
Receivables under contractual arrangements	10,054	4,287
	89,021	71,791
Less allowances for doubtful accounts	3,712	2,254
	$ 85,309	$ 69,537

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

Prior to January 1, 2006, in accordance with FAS 123, "Accounting for Stock-Based Compensation," the Company followed APB 25, "Accounting for Stock Issued to Employees." Under APB 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
(Amounts in thousands, except share data)

D.  Share-Based Compensation (continued)

Stock-based compensation expense under all share-based payment plans - our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units - included in the results of operations follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Compensation expense, all share-based payment plans	$ 179	$ 75	$ 321	$ 126

As a result of adopting FAS 123R on January 1, 2006, reported results for the six months ended July 1, 2006, were lower than if the Company had continued to account for share-based compensation under APB 25, as follows: (i) income before income taxes--$115; (ii)  net income--$69; (iii) basic net income per share--$.01; and, (iv) diluted net income per share--$.01.

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, shares of common stock. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost being recognized during the six months ended July 1, 2006 of $112.

Stock Option Plans--Since adopting FAS 123R on January 1, 2006 and through the end of the second quarter, July 1, 2006, there were 238,000 stock option awards granted. The stock option awards were granted at an exercise price equal to the fair market value of the Company's common stock at the dates of grant. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options during the six months ended July 1, 2006 was $24.

Performance-Based Restricted Stock Units--During February 2006, the Compensation Committee of the Board of Directors awarded 36,687 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of July 1, 2006.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
(Amounts in thousands, except share data)

D.  Share-Based Compensation (continued)

Date of Grant	Fair Value Per Share	Restricted Stock Units Granted

December 5, 2003	$ 13.50	16,508
May 19, 2004	15.70	27,643
February 29, 2005	20.00	37,468
February 28, 2006	6.22	36,687
		118,306

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of the Company's common stock on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period and remeasured at each reporting date until the date of settlement. Compensation expense on restricted stock awards totaled $185 for the six months ended July 1, 2006 and $126 for the six months ended
July 2, 2005.

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

The fair values of stock-based awards granted during the six months ended July 1, 2006 were estimated at the date of grant with the following assumptions: volatility-14.1%; expected dividend yield-1.5%; risk-free interest rate-4.7% and expected life of the award-8.2 years.

As of July 1, 2006, there was $1,067 of unrecognized compensation cost related to performance-based restricted stock units, which will be recognized over a weighted-average period of 2.6 years.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
(Amounts in thousands, except share data)

D.  Share-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock options plans for the six months ended July 1, 2006.

	Number of Options Outstanding	Weighted-Average Exercise Price

Outstanding, December 31, 2005	906,293	$ 11.28
Granted	238,000	22.50
Exercised	(173,165)	8.16
Forfeited	-	-
Outstanding, July 1, 2006	971,128	14.59

Information regarding the stock options outstanding at July 1, 2006 is summarized below:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

Employee options:
$ 7.90	200,283	.5 years	$ 7.90	200,283	$ 7.90
13.50	497,245	7.5 years	13.50	189,745	13.50
22.50	230,000	9.9 years	22.50	-	22.50
	927,528	6.5 years	14.52	390,028	10.62
Director options:
$11.00 to $22.50	43,600	3.5 years	16.03	35,600	14.58
	971,128	6.4 years	14.59	425,628	10.95

 As of July 1, 2006, the aggregate intrinsic value of options outstanding was $7,681 and options exercisable was $4,914 ("intrinsic value" is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option).  The Company issues common shares from treasury upon the exercise of stock options or restricted stock units.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
(Amounts in thousands, except share data)

E.  Pension Plans (continued)

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$ 354	$ 306	$ 707	$ 613
Interest cost on projected benefit obligation	369	332	738	665
Expected return on plan assets	(545)	(496)	(1,089)	(993)
Amortization of net actuarial loss	55	102	110	204
Amortization of prior service cost	18	1	36	2
Amortization of transition asset	(18)	(18)	(36)	(36)
Net pension expense of defined benefit pension plans	$ 233	$ 227	$ 466	$ 455

Contributions of $27 were made to the defined-benefit plans during the six-months ended July 1, 2006. The Company expects, as of July 1, 2006, to make additional defined-benefit plan contributions of $61 before December 31, 2006.

F.   Long-Term Debt

Long-term debt consisted of the following:

	July 1, 2006	December 31, 2005

Revolving credit facility
Prime rate borrowings	$ 8,400	$ 3,600
LIBOR borrowings	42,000	25,000
	50,400	28,600

Term loans	936	1,130
	51,336	29,730
Less current portion	766	665
	$ 50,570	$ 29,065

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
(Amounts in thousands, except share data)

F.  Long-Term Debt (continued)

As of July 1, 2006, the Company had unused commitments under the facility approximating $17,050, with $102,950 committed, consisting of borrowings of $46,900 and issued letters of credit of $56,050.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

The Company uses an interest rate contract to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of July 1, 2006, the Company had an interest rate contract outstanding, with an underlying notional amount totaling $10,000, requiring interest to be paid at 4.96% and maturing in November 2008.  The fair value of the contract is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreement, an asset of $114 at July 1, 2006.

G.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Comprehensive Income
Net income	$ 7,694	$ 6,888	$ 7,088	$ 5,181
Other comprehensive income (loss)
Foreign currency translation adjustment	385	(68)	405	(97)
Derivative instruments:
Change in fair value of interest rate contract	75	(1)	183	55

Other comprehensive income (loss), before income taxes	460	(69)	588	(42)
Income tax expense, related to items of other comprehensive income (loss)	(28)	-	(69)	(21)
Other comprehensive income (loss)	432	(69)	519	(63)
Comprehensive income	$ 8,126	$ 6,819	$ 7,607	$ 5,118

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
(Amounts in thousands, except share data)

H.  Net Income Per Share and Common Shares Outstanding

Net income per share is computed as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Income available to common shareholders:
Net income	$ 7,694	$ 6,888	$ 7,088	$ 5,181

Weighted-average shares:
Basic:
Outstanding	7,539,777	7,617,447	7,523,455	7,640,859
Partially-paid share subscriptions	177,776	200,026	353,599	378,702
Basic weighted-average shares	7,717,553	7,817,473	7,877,054	8,019,561

Diluted:
Basic from above	7,717,553	7,817,473	7,877,054	8,019,561
Incremental shares from assumed:
Exercise of stock subscription purchase rights	113,162	94,653	113,334	94,680
Exercise of stock options	373,924	410,028	404,488	412,974
Diluted weighted-average shares	8,204,639	8,322,154	8,394,876	8,527,215

Net income per share:
Basic	$ 1.00	$ .88	$ .90	$ .65
Diluted	$ .94	$ .83	$ .84	$ .61

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended July 1, 2006 follows:

Shares outstanding at December 31, 2005	7,500,923

Shares purchased	(228,240)
Shares sold to employees and directors	112,739
Stock subscription offering -- cash purchases	25,191
Options exercised	173,165
82,855
Shares outstanding at July 1, 2006	7,583,778

On July 1, 2006, the Company had 7,583,778 common shares outstanding, options exercisable to purchase 425,628 common shares, partially-paid subscriptions for 713,059 common shares and purchase rights outstanding for 252,273 common shares.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
(Amounts in thousands, except share data)

H.  Net Income Per Share and Common Shares Outstanding (continued)

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2006
(Amounts in thousands, except share data)

I.  Segment Information (continued)

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended July 1, 2006
Revenues	$ 53,301	$ 58,063	$ 20,968	$ -	$ 132,332
Income (loss) from operations	2,378	8,877	3,192	(726) (a)	13,721
Interest expense				(860)	(860)
Interest income				68	68
Other income (expense), net				(127)	(127)
Income before income taxes					$ 12,802

Three Months Ended July 2, 2005
Revenues	$ 46,111	$ 56,086	$ 19,207	$ -	$ 121,404
Income (loss) from operations	2,246	8,718	3,044	(1,484) (a)	12,524
Interest expense				(609)	(609)
Interest income				46	46
Other income (expense), net				(305)	(305)
Income before income taxes					$ 11,656

Six Months Ended July 1, 2006
Revenues	$ 105,590	$ 92,813	$ 35,301	$ -	$ 233,704
Income (loss) from operations	4,889	7,086	3,950	(2,171) (a)	13,754
Interest expense				(1,441)	(1,441)
Interest income				124	124
Other income (expense), net				(643)	(643)
Income before income taxes					$ 11,794

Six Months Ended July 2, 2005
Revenues	$ 90,179	$ 90,001	$ 29,373	$ -	$ 209,553
Income (loss) from operations	3,369	6,543	2,909	(2,276) (a)	10,545
Interest expense				(1,033)	(1,033)
Interest income				103	103
Other income (expense), net				(848)	(848)
Income before income taxes					$ 8,767

     (a)    Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items related to depreciation expense, gain (loss) on sale of assets and corporate expenses.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	63.5	63.7	65.9	66.4
Selling	14.7	14.5	15.3	15.4
General and administrative	6.1	6.2	7.2	7.4
Depreciation and amortization	5.3	5.2	5.8	5.8
Gain on sale of assets, net	-	-	-	-

Income from operations	10.4	10.4	5.9	5.0

Other income (expense):
Interest expense	(.6)	(.5)	(.6)	(.4)
Interest income	-	-	-	-
Other, net	(.1)	(.3)	(.3)	(.4)

Income before income taxes	9.7	9.6	5.0	4.2

Income taxes	3.9	3.9	2.0	1.7

Net income	5.8%	5.7%	3.0%	2.5%

Second Quarter Overview

  Revenues of $132,332 in the second quarter of 2006 were 9.0% higher as compared to $121,404 in the second quarter of 2005. Revenues increased 15.6% in Utility Services, 3.5% in Residential and Commercial Services and, in total, for All Other segments increased 9.2%.

  Income from operations for the second quarter of 2006 was $13,721 compared to $12,524 in the second quarter of 2005.  Income from operations was $2,378 in Utility Services and $8,877 for Residential and Commercial Services and, in total, for All Other segments $3,192.

  Net income for the second quarter of 2006 was $7,694 or $1.00 per share as compared to $6,888 or $.88 per share in the second quarter of 2005.

First Half and Cash Flow Overview

  Revenues increased 11.5% to $233,704 in the first half of 2006 compared to $209,553 in the first half of 2005.  Revenues increased 17.1% in Utility Services, 3.1% in Residential and Commercial Services and, in total, for All Other segments increased 20.2%.

  Income from operations for the first half of 2006 was $13,754 compared to $10,545 in the first half of 2005.  Income from operations for the first half of 2006 was $4,889 in Utility Services, $7,086 in Residential and Commercial Services, and $3,950 for All Other segments.

  Net income for the first half of 2006 was $7,088 or $.90 per share as compared to $5,181 or $.65 per share in the first half of 2005.

  Cash flow provided by operations was $5,313 in the first half of 2006 compared to $1,526 in the first half of 2005.

Results of Operations--Second Quarter--Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005.

Revenues--Revenues of $132,332 increased $10,928 compared with $121,404 in 2005. Utility Services increased $7,190 or 15.6% compared with the second quarter 2005. Increases in existing contracts as well as new contracts and increased productivity within our eastern and western utility operations accounted for the increase. Residential and Commercial Services increased $1,977 or 3.5% from the comparable period last year.  The increase is primarily attributable to a general increase in demand for Residential and Commercial services. All Other segments increased $1,761 or 9.2%.  Increased demand for Canadian services coupled with new and expanded inventory and consulting contracts within the Resource Group account for the increase.

Operating Expenses--Operating expenses of $84,078 increased $6,699 compared with the second quarter 2005 but, as a percentage of revenues, decreased .2% to 63.5%. Utility Services increased $6,088 or 17.4% compared with the second quarter 2005. Additional labor and equipment costs necessary to support the increased revenue in both our eastern and western utility operations, account for the increase. Residential and Commercial Services increased $797 or 2.7% compared with 2005.  Increases in labor, equipment and material expense necessary to support the increase in revenues were slightly offset by a reduction in subcontractor expense. All Other segments increased $624 or 5.3%.  The increase is due to an increase in labor and equipment costs associated with the increased revenue within our Canadian and Resource Group operations.

Selling Expenses--Selling expenses of $19,450 for the second quarter increased $1,835 over the second quarter 2005 and as a percentage of revenues increased .2% to 14.7%.  Utility Services experienced an increase of $441 or 10.3% over the same period last year, primarily for field management wages and incentives and travel expenses associated with the increased revenue. Residential and Commercial Services experienced an increase of $984 or 8.3% over the second quarter 2005. The increase is attributable to increased field management wages and incentives expense and branch office wages and expenses. All Other segments combined increased $299 or 11.3% for field management wages and incentive expense primarily in our Canadian operations, the result of increased revenues.

General and Administrative Expenses--General and administrative expenses of $8,123 increased $613 from $7,510 in the second quarter 2005 but as a percentage of revenues, decreased .1% to 6.1%.  The increase is attributable to an increase in salary and incentive expense, professional services and employee education and training expense, computer and office supplies and stock-based compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $7,045 increased $727 from $6,318 in the second quarter 2005, and as a percentage of revenues increased .1% to 5.3%.  The increase is the result of additional capital expenditures necessary to support the continued increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $85 increased $143 from the $58 loss experienced in the same period last year.  The increase is the result of an increase in the number of vehicles disposed of in the second quarter 2006 as compared to the second quarter 2005.

Interest Expense--Interest expense of $860 increased $251 from the $609 incurred in the second quarter 2005.  The increase is the result of higher interest rates on our bank borrowings and higher debt levels as compared to the second quarter 2005.

Income Taxes--Income tax expense for the second quarter was $5,108, as compared to $4,768 for the second quarter 2005.  The 2006 effective tax rate was 39.9% as compared to 40.9% in 2005.

Net Income--Net income for the second quarter of $7,694 was $806 more than the $6,888 in the second quarter 2005 and, as a percentage of revenues, increased .1% to 5.8%

Results of Operations--First Half--Six Months Ended July 1, 2006 Compared to Six Months Ended
July 2, 2005.

Revenues--Revenues of $233,704 increased 11.5% or $24,151 from the $209,553 in the first half of 2005. Utility Services increased 17.1% or $15,411. Increases in existing contracts, new contracts and increased productivity, within our eastern and western utility operations account for the increase.  Residential and Commercial Services increased $2,812 or 3.1% from the comparable period last year, the result of an overall increase in demand for Residential and Commercial services. All Other segments increased $5,928 or 20.2% from the first half of 2005.  The increase is primarily attributable to an overall increase in the demand for Canadian services as well as increases in inventory and consulting contracts within the Resource Group.

Operating Expenses--Operating expenses of $154,053 increased $15,019 from the $139,034 in the first half of 2005 but as a percentage of revenues decreased .5% to 65.9%. Utility Services increased $12,300 or 17.8% from 2005.  Eastern utility operations incurred additional costs for labor and equipment associated with the start-up of new contracts and additional revenues, while our western utility operations experienced increases in labor and equipment costs, the result of additional revenues.  Residential and Commercial Services increased $554 or 1.1%. Increases in labor, equipment and materials associated with the increase in revenues were partially offset by a decrease in subcontractor expense. All Other segments increased $2,824 or 15.2% from the first half of 2005. Increases in labor, equipment and material expense occurred in our Canadian operations, the result of increased revenues.

Selling Expenses--Selling expenses of $35,658 increased $3,392 over the first half 2005 but as a percentage of revenues declined .1% to 15.3%.  Utility Services experienced an increase of $920 or 11.0% over the same period last year, primarily for field management wages and incentives and travel expenses associated with the increased revenue. Residential and Commercial Services experienced an increase of $1,591 or 7.4% over the first half 2005. The increase is attributable to increased field management wages and incentives expense and branch office wages and expenses. All Other segments combined increased $809 or 18.0% for field management wages and incentive expense primarily in our Canadian operations, the result of increased revenues.

General and Administrative Expenses--General and administrative expenses of $16,942 increased $1,464 or 9.5% from $15,478 in the first half 2005, but as a percentage of revenues declined .2% to 7.2%. The increase is the result of increases in salary and incentive expense, professional services and employee education and training expense, computer and office supplies, and stock-based compensation expense as compared to the first half 2005.

Depreciation and Amortization Expense--Depreciation and amortization expense of $13,503 increased $1,316 from $12,187 in the first half of 2005, but as a percentage of revenues remained stable at 5.8%.  The increase is due to additional capital expenditures for equipment among all operating segments, the result of increased demand for our services.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $206 increased $249 from the $43 loss experienced in the same period last year.  The increase is the result of an increase in the number of vehicles disposed of in the first half of 2006 as compared to the first half 2005.

Interest Expense--Interest expense of $1,441 increased $408 from the $1,033 incurred in the first half 2005.  The increase is attributable to higher interest rates on bank borrowings and higher debt levels during the first half 2005.

Income Taxes--Income tax was $4,706 as compared to $3,586 for the first half 2005.  The 2006 effective tax rate was 39.9% as compared to 40.9% during the first half 2005.

Net Income--Net income of $7,088 was $1,907 more than the $5,181 for the first half 2005 and, as a percentage of revenues, increased .5% to 3.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $3,029 during the first six months of 2006.  Net cash provided by operating activities of $5,313 and financing activities of $19,179 was offset by $27,521 of cash used in investing activities.

Net Cash Provided by Operating Activities

Operating activities for the first six months of 2006 provided $5,313 of cash, a net increase of $3,787 as compared to the $1,526 provided during the first six months of 2005. The net increase of $3,787 in cash provided by operating activities for first-half 2006 as compared to first-half 2005 was attributable to $1,907 increase in net income, $1,316 increase in depreciation and amortization, $1,063 increase in other items; all of which were offset by a net $499 use of cash from changes in operating assets and liabilities.

Accounts receivable increased $15,772 during the first six months of 2006. The increase arises primarily from business seasonality and changes in business levels. With respect to the change in accounts receivable arising from business seasonality, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of second quarter 2006 decreased one day to 58 days, as compared with the end of the second quarter 2005.  The DSO at July 2, 2005 was 59 days.

Accounts payable and accrued expenses decreased $5,164 during the first six months of 2006. Increases in employee compensation, self-insured medical claims and tax liabilities were offset by decreases in commercial insurance payables and trade payables.

Self-insurance accruals increased $6,327 in 2006, as compared with the increase of $3,438 experienced in 2005.  The increase occurred in all classifications -- workers' compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance (that is, an increase in the self-insured risk retention).

Operating assets, net increased $1,585, a change of $3,690 over the $2,105 decrease in 2005.  The increase is attributable to increases in prepaid expenses and deposits related to insurance coverage.

Net Cash Used In Investing Activities

Investing activities used $27,521 of cash, $7,616 more than the $19,905 used in the first six months of 2005.  Capital expenditures made during both first-half 2006 and first-half 2005 were necessary to support our increased business levels.  We anticipate that capital expenditures in 2006 will exceed that of 2005.

Net Cash Provided by Financing Activities

Financing activities provided $19,179 of cash, $1,595 more than the $17,584 provided during the first six months of 2005.  Our revolving credit facility and other borrowings, net provided $1,369 more than the $19,944 provided in 2005 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) used $297 less than the $1,187 used in 2005.  Dividends paid increased to $1,244 from the $1,173 paid in the first six months of 2005.

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $70,000.

As of July 1, 2006, the Company had unused commitments under the facility approximating $17,050, with $102,950 committed, consisting of borrowings of $46,900 and issued letters of credit of $56,050.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at July 1, 2006, to make future payments for the periods indicated.

		Six Months Ending December 31,	Year Ending December 31,
Description	Total	2006	2007	2008	2009	2010	Thereafter
Revolving credit facility	$ 50,400	$ -	$ 50,400	$ -	$ -	$ -	$ -
Term loans	936	21	765	75	75	-	-
Capital lease obligations	2,955	542	1,482	487	444	-	-
Operating lease obligations	4,769	1,107	1,657	1,084	579	270	72
Self-insurance accruals	40,587	8,392	12,650	8,972	5,134	2,486	2,953
Other liabilities	2,815	363	809	842	422	201	178
	$ 102,462	$ 10,425	$ 67,763	$ 11,460	$ 6,654	$ 2,957	$ 3,203

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at July 1, 2006 and amounts estimated to be due each year may differ from actual payments required to fund claims. Other liabilities include estimates of future funding requirements related to retirement plans and other items. Because their future cash outflows are uncertain, noncurrent deferred taxes have been excluded from the summary above.

As of July 1, 2006, we were contingently liable for letters of credit in the amount of $59,122, of which $56,050 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2006 and 2007.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At July 1, 2006, we had working capital of $43,211, short-term lines of credit approximating $4,501 and $17,050 available under our revolving credit facility.

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

Prior to January 1, 2006, in accordance with FAS 123, "Accounting for Stock-Based Compensation,"  the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

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

Compensation costs under all share-based payment plans-our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units-totaled $321 for the six months ended July 1, 2006 and $126 for the six months ended July 2, 2005.

As of July 1, 2006, there was $1,067 of unrecognized compensation cost related to performance-based restricted stock units, which will be recognized over a weighted-average period of 2.6 years.

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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our customers in the utility industry. One utility industry customer approximated 12% of revenues during 2005, 13% during 2004 and 14% during 2003.  Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

■ Our business, other than tree services to utility customers, is highly seasonal and weather- dependent.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the six months ended July 1, 2006, there have been no material changes in the reported market risks presented in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2006 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

During the quarter ended July 1, 2006, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3 and 5 are not applicable.

Item 1A. Risk Factors.

Information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Note Regarding Forward-Looking Statements," in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of the Company's annual report on From 10-K for the year ended December 31, 2005.  There have been no material changes from the risk factors described previously in the Company's annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by the Company of its common shares outstanding during the first six months of 2006.
Period Fiscal 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 to January 28	-	-	n/a	n/a
January 29 to February 25	-	-	n/a	n/a
February 26 to April 1	51,128	$ 22.50	n/a	n/a
Total First Quarter	51,128	22.50

April 2 to April 29	61,281	22.50	n/a	n/a
April 30 to May 27	99,766	22.50	n/a	n/a
May 28 to July 1	16,065	22.50	n/a	n/a
Total Second Quarter	177,112	22.50
Total Year to Date	228,240	22.50

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

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on May 16, 2006. The following sets forth the actions considered and the results of the voting:

Election of Directors Nominees for director for the term expiring on the date of the annual	Number of Shares
meeting in 2009 -- All elected.	For	Against	Nonvotes

William L. Phipps	6,490,640	710	1,764,445
Robert A. Stefanko	6,489,855	1,495	1,764,445
Karl J. Warnke	6,476,716	14,634	1,764,445

Item 6. Exhibits.

See Exhibit Index page, below.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: August 3, 2006		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: August 3, 2006	By:	/s/ Nicholas R. Sucic
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