Form 10-Q
period 2006-09-30
DAVEY TREE EXPERT CO
filed 2006-11-08
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes *      No ☒

There were 7,500,659 Common Shares outstanding as of November 1, 2006.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 30, 2006

INDEX

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share dollar amounts)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$ 340	$ 3,445
Accounts receivable, net	80,694	69,537
Operating supplies	3,986	4,302
Other current assets	11,337	7,978
Total current assets	96,357	85,262

Property and equipment	314,395	290,170
Less accumulated depreciation	214,193	199,402
	100,202	90,768

Other assets	14,087	11,606
Identified intangible assets and goodwill, net	6,336	6,493
	$ 216,982	$ 194,129

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 15,235	$ 21,665
Accrued expenses	23,080	20,515
Other current liabilities	16,605	16,223
Total current liabilities	54,920	58,403

Long-term debt	36,860	29,065
Self-insurance accruals	34,336	23,033
Other noncurrent liabilities	4,005	5,075
	130,121	115,576

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	5,501	6,799
Common shares subscribed, unissued	8,427	8,876
Retained earnings	119,089	110,119
Accumulated other comprehensive income	954	525
	144,699	137,047
Less: Cost of common shares in treasury; 3,143 shares at September 30, 2006 and 3,228 shares at December 31, 2005	54,315	53,753
Common share subscription receivable	3,523	4,741
	86,861	78,553
	$ 216,982	$ 194,129

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Revenues	$ 122,897	$ 116,387	$ 356,601	$ 325,940

Costs and expenses:
Operating	80,735	74,803	234,788	213,837
Selling	19,517	19,282	55,175	51,548
General and administrative	8,438	7,621	25,380	23,099
Depreciation and amortization	7,405	6,480	20,908	18,667
Gain on sale of assets, net	(45)	(582)	(251)	(539)
	116,050	107,604	336,000	306,612

Income from operations	6,847	8,783	20,601	19,328

Other income (expense):
Interest expense	(749)	(572)	(2,190)	(1,605)
Interest income	107	60	231	163
Other, net	(547)	(280)	(1,190)	(1,128)

Income before income taxes	5,658	7,991	17,452	16,758

Income tax	1,909	2,866	6,614	6,452

Net income	$ 3,749	$ 5,125	$ 10,838	$ 10,306

Net income per share:
Basic	$ .48	$ .66	$ 1.34	$ 1.26
Diluted	$ .45	$ .61	$ 1.26	$ 1.18

Weighted-average shares outstanding:
Basic	7,766	7,779	8,070	8,180
Diluted	8,299	8,426	8,593	8,734

Dividends declared per share	$ .08	$ .07	$ .23	$ .21

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Operating activities
Net income	$ 10,838	$ 10,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,908	18,667
Other	709	29
Changes in operating assets and liabilities:
Accounts receivable	(11,157)	(16,307)
Operating liabilities	7,186	(195)
Other	(4,951)	(2,453)

Net cash provided by operating activities	23,533	10,047

Investing activities
Capital expenditures, equipment	(28,655)	(20,803)
Other	(1,309)	(1,863)
Net cash used in investing activities	(29,964)	(22,666)

Financing activities
Revolving credit facility proceeds, net	8,100	17,700
Purchase of common shares for treasury	(7,470)	(5,975)
Sale of common shares from treasury	6,052	4,153
Dividends	(1,868)	(1,749)
Other	(1,488)	(2,305)
Net cash provided by financing activities	3,326	11,824

Decrease in cash and cash equivalents	(3,105)	(795)

Cash and cash equivalents, beginning of period	3,445	1,244

Cash and cash equivalents, end of period	$ 340	$ 449

Supplemental cash flow information follows:
Interest paid	$ 2,119	$ 1,591
Income taxes paid	9,496	8,723
Detail of acquisitions:
Assets acquired:
Equipment	$ 161	$ 18
Intangibles	835	200
Debt issued for purchases of businesses	450	-
Cash paid	$ 546	$ 218

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
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

New Accounting Pronouncement Adopted--As discussed in Note D, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123R"), effective January 1, 2006. FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition). Prior to January 1, 2006, in accordance with FAS 123, "Accounting for Stock-Based Compensation," the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

Accounting Pronouncement Issued But Not Yet Adopted-- In September 2006, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158")-an amendment of FASB Statements No. 87, 88, 106 and 132(R).

FAS 158 requires that employers (i) recognize the funded status of their defined benefit pension and other postretirement plans in their balance sheet and (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Company is required to implement FAS 158 as of the end of this fiscal year, December 31, 2006.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Amounts in thousands, except share data)

 A.  Basis of Financial Statement Preparation (continued)

We continue to evaluate the effect of implementing FAS 158 on our financial statements. The amounts to be recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our prior year end--our last measurement date--December 31, 2005, could increase or decrease the expected impact of implementing FAS 158 at December 31, 2006.

We have pension plans, which are substantially funded, that will be subject to the provisions of FAS 158. However, in implementing FAS 158, we will recognize as a reduction of other comprehensive income, prepaid pension costs that are properly deferred pursuant to FAS 87 and approximated $5,800 (net-of-tax), as of December 31, 2005. While we cannot precisely determine what the impact will be from adopting FAS 158 at December 31, 2006, we do anticipate that the reduction of other comprehensive income and the resulting adjustment to our Consolidated Balance Sheet will significantly impact our financial position. However, the required adoption of FAS 158 at December 31, 2006, is not expected to impact the consolidated statements of operations and cash flows and will not affect any of the Company's financial covenants.

Financial Statement Presentation-Changes--Certain amounts have been reclassified to conform to the current interim period presentation.

B.  Seasonality of Business

Operating results for the nine months ended September 30, 2006 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2006 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

C.  Accounts Receivable, Net

	September 30, 2006	December 31, 2005

Accounts receivable	$ 75,330	$ 67,504
Receivables under contractual arrangements	8,694	4,287
	84,024	71,791
Less allowances for doubtful accounts	3,330	2,254
	$ 80,694	$ 69,537

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Amounts in thousands, except share data)

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

Stock-based compensation expense under all share-based payment plans - our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units - included in the results of operations follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Compensation expense, all share-based payment plans	$ 476	$ 76	$ 797	$ 202

As a result of adopting FAS 123R on January 1, 2006, reported results for the nine months ended September 30, 2006, were lower than if the Company had continued to account for share-based compensation under APB 25, as follows: (i) income before income taxes--$374; (ii) net income--$232; (iii) basic net income per share--$.03; and, (iv) diluted net income per share--$.03.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Amounts in thousands, except share data)

D.  Share-Based Compensation (continued)

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, shares of common stock. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost being recognized during the nine months ended September 30, 2006 of $179.

Stock Option Plans--Since adopting FAS 123R on January 1, 2006 and through the end of the third quarter, September 30, 2006, there were 238,000 stock option awards granted. The stock option awards were granted at an exercise price equal to the fair market value of the Company's common stock at the dates of grant. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options during the nine months ended September 30, 2006 was $98.

Performance-Based Restricted Stock Units--During February 2006, the Compensation Committee of the Board of Directors awarded 36,687 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of
September 30, 2006.

Unvested Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Unrecognized Compensation Cost	Aggregate Intrinsic Value

Unvested, January 1, 2006	81,961
Granted	36,687
Forfeited	-
Vested	-
Unvested, September 30, 2006	118,648	$ 18.85	$ 1,358	$ 2,848

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of the Company's common stock on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period and remeasured at each reporting date until the date of settlement. As of September 30, 2006, the unrecognized compensation cost related to performance-based restricted stock units, is expected to be recognized over a weighted-average period of 2.0 years. "Intrinsic value" is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $520 for the nine months ended September 30, 2006 and $202 for the nine months ended October 1, 2005.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
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

The fair values of stock-based awards granted during the nine months ended September 30, 2006 were estimated at the date of grant with the following assumptions: volatility-14.1%; expected dividend yield-1.5%; risk-free interest rate-4.7% and expected life of the award-8.2 years.

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 30, 2006.

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2006	906,293	$ 11.28
Granted	238,000	22.50
Exercised	(246,578)	8.11
Forfeited	-	-
Outstanding, September 30, 2006	897,715	15.13	6.6 years	$ 7,963

Exercisable, September 30, 2006	352,215	11.58	4.2 years	$ 4,375

"Intrinsic value" is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option.  Information regarding the stock options outstanding at September 30, 2006 is summarized below:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

Employee options:
$ 7.90	127,870	.2 years	$ 7.90	127,870	$ 7.90
13.50	496,245	7.2 years	13.50	188,745	13.50
22.50	230,000	9.6 years	22.50	-	22.50
	854,115	6.8 years	15.09	316,615	11.24
Director options:
$11.00 to $22.50	43,600	3.2 years	16.03	35,600	14.58
	897,715	6.6 years	15.13	352,215	11.58

The Company issues common shares from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Amounts in thousands, except share data)

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

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$ 353	$ 307	$ 1,060	$ 920
Interest cost on projected benefit obligation	369	333	1,107	998
Expected return on plan assets	(544)	(497)	(1,633)	(1,490)
Amortization of net actuarial loss	55	102	165	306
Amortization of prior service cost	17	1	53	3
Amortization of transition asset	(17)	(18)	(53)	(54)
Net pension expense of defined benefit pension plans	$ 233	$ 228	$ 699	$ 683

Contributions of $97 were made to the defined-benefit plans during the nine-months ended September 30, 2006. The Company expects, as of September 30, 2006, to make additional defined-benefit plan contributions of $33 before
December 31, 2006.

F.   Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2006	December 31, 2005

Revolving credit facility
Prime rate borrowings	$ 4,700	$ 3,600
LIBOR borrowings	32,000	25,000
	36,700	28,600

Term loans	925	1,130
	37,625	29,730
Less current portion	765	665
	$ 36,860	$ 29,065

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Amounts in thousands, except share data)

F.  Long-Term Debt (continued)

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

As of September 30, 2006, the Company had unused commitments under the facility approximating $22,850, with $97,150 committed, consisting of borrowings of $36,700 and issued letters of credit of $60,450.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

The Company uses an interest rate contract to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  As of September 30, 2006, the Company had an interest rate contract outstanding, with an underlying notional amount of $10,000, requiring interest to be paid at 4.96% and maturing in November 2008.  The fair value of the contract is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreement, an asset of $5 at September 30, 2006.

G.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Comprehensive Income
Net income	$ 3,749	$ 5,125	$ 10,838	$ 10,306
Other comprehensive income (loss)
Foreign currency translation adjustment	(22)	360	383	263
Derivative instruments:
Change in fair value of interest rate contract	(109)	(12)	74	43

Other comprehensive income (loss), before income taxes	(131)	348	457	306
Income tax expense, related to items of other comprehensive income (loss)	41	5	(28)	(16)
Other comprehensive income (loss)	(90)	353	429	290
Comprehensive income	$ 3,659	$ 5,478	$ 11,267	$ 10,596

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Amounts in thousands, except share data)

H.  Net Income Per Share and Common Shares Outstanding

Net income per share is computed as follows:

Three Months Ended		Nine Months Ended
September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Income available to common shareholders:
Net income	$ 3,749	$ 5,125	$ 10,838	$ 10,306

Weighted-average shares:
Basic:
Outstanding	7,586,390	7,592,327	7,544,664	7,624,504
Partially-paid share subscriptions	179,730	187,074	525,227	555,123
Basic weighted-average shares	7,766,120	7,779,401	8,069,891	8,179,627

Diluted:
Basic from above	7,766,120	7,779,401	8,069,891	8,179,627
Incremental shares from assumed:
Exercise of stock subscription purchase rights	139,509	126,844	122,155	105,519
Exercise of stock options	393,728	519,486	400,862	448,868
Diluted weighted-average shares	8,299,357	8,425,731	8,592,908	8,734,014

Net income per share:
Basic	$ .48	$ .66	$ 1.34	$ 1.26
Diluted	$ .45	$ .61	$ 1.26	$ 1.18

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended September 30, 2006 follows:

Shares outstanding at December 31, 2005	7,500,923

Shares purchased	(325,743)
Shares sold to employees and directors	128,583
Stock subscription offering -- cash purchases	34,969
Options exercised	246,578
84,387
Shares outstanding at September 30, 2006	7,585,310

On September 30, 2006, the Company had 7,585,310 common shares outstanding, options exercisable to purchase 352,215 common shares, partially-paid subscriptions for 702,226 common shares and purchase rights outstanding for 251,231 common shares.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
(Amounts in thousands, except share data)

I.  Segment Information (continued)

Segment information reconciled to consolidated amounts follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended September 30, 2006

Revenues	$ 51,905	$ 53,418	$ 17,574	$ -	$ 122,897
Income (loss) from operations	56	5,399	1,945	(553)(a)	6,847
Interest expense				(749)	(749)
Interest income				107	107
Other income (expense), net				(547)	(547)
Income before income taxes					$ 5,658

Three Months Ended October 1, 2005

Revenues	$ 50,416	$ 50,317	$ 15,654	$ -	$ 116,387
Income (loss) from operations	2,317	4,258	2,388	(180)(a)	8,783
Interest expense				(572)	(572)
Interest income				60	60
Other income (expense), net				(280)	(280)
Income before income taxes					$ 7,991

Nine Months Ended September 30, 2006

Revenues	$ 157,495	$ 146,231	$ 52,875	$ -	$ 356,601
Income (loss) from operations	4,945	12,485	5,895	(2,724)(a)	20,601
Interest expense				(2,190)	(2,190)
Interest income				231	231
Other income (expense), net				(1,190)	(1,190)
Income before income taxes					$ 17,452

Nine Months Ended October 1, 2005

Revenues	$ 140,595	$ 140,318	$ 45,027	$ -	$ 325,940
Income (loss) from operations	5,686	10,801	5,297	(2,456)(a)	19,328
Interest expense				(1,605)	(1,605)
Interest income				163	163
Other income (expense), net				(1,128)	(1,128)
Income before income taxes					$ 16,758

(a) Reconciling adjustments from segment reporting to consolidated amounts include unallocated corporate items related to depreciation expense, gain (loss) on sale of assets and corporate expenses.

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	65.7	64.3	65.8	65.6
Selling	15.9	16.6	15.5	15.8
General and administrative	6.8	6.5	7.1	7.1
Depreciation and amortization	6.0	5.6	5.9	5.7
Gain on sale of assets, net	-	(.5)	(.1)	(.1)

Income from operations	5.6	7.5	5.8	5.9

Other income (expense):
Interest expense	(.6)	(.5)	(.6)	(.5)
Interest income	.1	.1	-	.1
Other, net	(.5)	(.2)	(.3)	(.3)

Income before income taxes	4.6	6.9	4.9	5.2

Income taxes	1.5	2.5	1.9	2.0

Net income	3.1%	4.4%	3.0%	3.2%

Third Quarter Overview

  Revenues of $122,897 in the third quarter of 2006 were 5.6% higher as compared to $116,387 in the third quarter of 2005. Revenues increased 3.0% in Utility Services, 6.2% in Residential and Commercial Services and, in total, for All Other segments increased 12.3%.

  Income from operations for the third quarter of 2006 was $6,847 compared to $8,783 in the third quarter of 2005.  Income from operations was $56 in Utility Services and $5,399 for Residential and Commercial Services and, in total, for All Other segments $1,945.  As discussed below in "Operating Expenses," Utility Services were adversely affected by weather factors and one contract in the state of California.

  Net income for the third quarter of 2006 was $3,749 or $.48 per share as compared to $5,125 or $.66 per share in the third quarter of 2005.

First Nine Months and Cash Flow Overview

  Revenues increased 9.4% to $356,601 in the first nine months of 2006 compared to $325,940 in the first nine months of 2005.  Revenues increased 12.0% in Utility Services, 4.2% in Residential and Commercial Services and, in total, for All Other segments increased 17.4%.

  Income from operations for the first nine months of 2006 was $20,601 compared to $19,328 in the first nine months of 2005.  Income from operations for the first nine months of 2006 was $4,945 in Utility Services, $12,485 in Residential and Commercial Services, and, in total, for All Other segments $5,895.

  Net income for the first nine months of 2006 was $10,838 or $1.34 per share as compared to $10,306 or $1.26 per share in the first nine months of 2005.

  Cash flow provided by operations was $23,533 in the first nine months of 2006 compared to $10,047 in the first nine months of 2005.

Results of Operations--Third Quarter--Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005.

Revenues--Revenues of $122,897 increased $6,510 compared with $116,387 in 2005. Utility Services increased $1,489 or 3.0% compared with the third quarter 2005. Increases in existing contracts as well as new contracts and increased productivity within our eastern and western utility operations accounted for the increase. Third quarter 2005 revenues included storm-damage work from hurricanes (Hurricane Katrina and Hurricane Rita) in the southern United States. Residential and Commercial Services increased $3,101 or 6.2% from the comparable period last year.  The increase is primarily attributable to a general increase in demand for Residential and Commercial services. All Other segments increased $1,920 or 12.3%.  Increased demand for Canadian services primarily accounts for the increase.

Operating Expenses--Operating expenses of $80,735 increased $5,932 compared with the third quarter 2005 and, as a percentage of revenues, increased 1.4% to 65.7%. Utility Services increased $2,993 or 7.7% compared with the third quarter 2005. Increases in labor, equipment and crew travel costs necessary to support the increased revenue in both our eastern and western utility operations, was partially offset by a reduction in subcontractor expense. Residential and Commercial Services increased $1,460 or 5.3% compared with 2005.  The increase is attributable to additional labor, equipment and material expense necessary to support the increase in revenues. All Other segments increased $1,842 or 21.9%.  The increase is due to an increase in labor, equipment, material and crew travel costs associated with the increased revenue within our Canadian and Resource Group operations.

Utility Services operating income decreased $2,261 to $56 during the third quarter 2006 as compared with $2,317 during the third quarter 2005. While Utility Services revenues increased as discussed above, all utility services cost categories, including operating expenses, were negatively impacted during third quarter 2006 by weather factors in the state of California and also by one contract in our western utility operations. Our western utility operations were adversely affected during the third quarter 2006 in the state of California by heat and excess vegetation and tree growth preceded by inordinate amounts of rainfall in earlier periods. Our western utility operations were also adversely affected by one contract in California and, this contract had a negative impact on other contracts through losses of production and use of personnel and equipment. This western utility contract, during third quarter 2006, had operating losses of $812 as compared with operating losses of $154 during third quarter 2005.  The operating losses of $812 include provision for anticipated loss, although we expect operating losses from this contract to continue and be recognized through completion, estimated as July 2007.

Selling Expenses--Selling expenses of $19,517 for the third quarter increased $235 over the third quarter 2005 and as a percentage of revenues decreased .7% to 15.9%.  Utility Services experienced a decrease of $84 or 1.8% over the same period last year, primarily attributable to a reduction in field management wages and incentives. Residential and Commercial Services experienced an increase of $444 or 3.5% over the third quarter 2005. The increase is attributable to increased field management wages and incentive expense, travel expense, branch office wages and sales and marketing expense. All Other segments combined decreased $31 or 1.0% due to a reduction in field management wages and incentive expense primarily in our Resource Group operations.

General and Administrative Expenses--General and administrative expenses of $8,438 increased $817 from $7,621 in the third quarter 2005 and as a percentage of revenues, increased .3% to 6.8%. The increase is attributable to an increase in salary and incentive expense, professional services, computer and office supplies and stock-based compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $7,405 increased $925 from $6,480 in the third quarter 2005, and as a percentage of revenues increased .4% to 6.0%.  The increase is the result of additional capital expenditures necessary to support the continued increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $45 decreased $537 from the $582 experienced in the same period last year.  The decrease is the result of fewer vehicle disposals in the third quarter 2006 as compared to the third quarter 2005.

Interest Expense--Interest expense of $749 increased $177 from the $572 incurred in the third quarter 2005.  The increase is the result of higher interest rates on our bank borrowings and higher debt levels as compared to the third quarter 2005.

Income Taxes--Income tax expense for the third quarter was $1,901, as compared to $2,866 for the third quarter 2005, with the decrease arising primarily from lower pretax income.

Net Income--As a result of the factors and performance discussed above, net income for the third quarter of $3,749 was $1,376 less than the $5,125 in the third quarter 2005 and, as a percentage of revenues, decreased 1.3% to 3.1%.

Results of Operations--Nine Months Ended September 30, 2006 Compared to Nine Months Ended
October 1, 2005.

Revenues--Revenues of $356,601 increased 9.4% or $30,661 from the $325,940 in the first nine months of 2005. Utility Services increased 12.0% or $16,900. Increases in existing contracts, new contracts and increased productivity, within our eastern and western utility operations account for the increase.  2005 revenues included storm-damage work from hurricanes (Hurricane Katrina and Hurricane Rita) in the southern United States. Residential and Commercial Services increased $5,913 or 4.2% from the comparable period last year, the result of an overall increase in demand for Residential and Commercial services. All Other segments increased $7,848 or 17.4% from the first nine months of 2005.  The increase is primarily attributable to an overall increase in the demand for Canadian services as well as increases in inventory and consulting contracts within the Resource Group.

Operating Expenses--Operating expenses of $234,788 increased $20,951 from the $213,837 in the first nine months of 2005 and as a percentage of revenues increased .2% to 65.8%. Utility Services increased $15,293 or 14.2% from 2005.  Both our eastern and western utility operations incurred additional costs for labor, equipment and crew travel costs associated with the start-up of new contracts and additional revenues which were partially offset by reductions in subcontractor expense.  Residential and Commercial Services increased $2,014 or 2.6%. Increases in labor, equipment, materials and tool expense associated with the increase in revenues account for the increase.  All Other segments increased $4,666 or 17.3% from the first nine months of 2005. Increases in labor, equipment and crew travel expenses, in both our Canadian and Resource Group operations, was partially offset by a reduction in material expense and subcontractor expense.

Utility Services operating income decreased $741 to $4,945 for the first nine months of 2006 as compared with $5,686 during the comparable period 2005. While Utility Services revenues increased as discussed above, all utility services cost categories, including operating expenses, were negatively impacted by weather factors in the state of California and also by one contract in our western utility operations. Our western utility operations were adversely affected in the state of California by heat and excess vegetation and tree growth preceded by inordinate amounts of rainfall in earlier periods. Our western utility operations were also adversely affected by one contract in California and, this contract had a negative impact on other contracts through losses of production and use of personnel and equipment. This western utility contract, during the first nine months 2006, had operating losses of $1,386, as compared with operating losses of $129 during the comparable period 2005. The operating losses of $1,386 includes provision for anticipated loss, although we expect operating losses from this contract to continue and be recognized through completion estimated as July 2007.

Selling Expenses--Selling expenses of $55,175 increased $3,627 over the first nine months of 2005 but as a percentage of revenues declined .3% to 15.5%.  Utility Services experienced an increase of $836 or 6.4% over the same period last year, primarily for field management wages, travel and auto expenses associated with the increased revenue. Residential and Commercial Services experienced an increase of $2,035 or 6.0% over the first nine months of 2005. The increase is attributable to increased field management wages and incentive expense, travel and auto expense, branch office wages and expenses and sales and marketing expenses. All Other segments combined increased $778 or 10.4% due to higher field management wages and incentive expense, travel and auto expense and branch office wages and expenses primarily in our Canadian operations, the result of increased revenues.

General and Administrative Expenses--General and administrative expenses of $25,380 increased $2,281 or 9.9% from $23,099 in the first nine months of 2005, but as a percentage of revenues remained stable at 7.1%. The increase is the result of increases in salary and incentive expense, professional services, computer and office supplies, and stock-based compensation expense as compared to the first nine months of 2005.

Depreciation and Amortization Expense--Depreciation and amortization expense of $20,908 increased $2,241 from $18,667 in the first nine months of 2005, and as a percentage of revenues increased .2% to 5.9%.  The increase is due to additional capital expenditures for equipment among all operating segments, the result of increased demand for our services.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $251 decreased $288 from the $539 experienced in the same period last year.  The decrease is the result of fewer vehicle disposals in the first nine months of 2006 as compared to the first nine months of 2005.

Interest Expense--Interest expense of $2,190 increased $585 from the $1,605 incurred in the first nine months of 2005.  The increase is attributable to higher interest rates on bank borrowings and higher debt levels during the first nine months of 2006.

Income Taxes--Income tax was $6,607 as compared to $6,452 for the first nine months of 2005.  The effective tax rate for the first nine months of 2006 was 37.9% as compared to 38.5% during the first nine months of 2005.

Net Income--As a result of the factors and performance discussed above, net income of $10,838 was $532 more than the $10,306 for the first nine months of 2005 but, as a percentage of revenues, decreased .2% to 3.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash decreased $3,105 during the first nine months of 2006.  Net cash provided by operating activities of $23,533 and financing activities of $3,326 was offset by $29,964 of cash used in investing activities.

Net Cash Provided by Operating Activities

Operating activities for the first nine months of 2006 provided $23,533 of cash, a net increase of $13,486 as compared to the $10,047 provided during the first nine months of 2005. The net increase of $13,486 was attributable to $532 increase in net income, $2,241 increase in depreciation and amortization, $680 increase in other items and a net $10,033 lower use of cash from changes in operating assets and liabilities.

Accounts receivable increased $11,157 during the first nine months of 2006. The increase arises primarily from business seasonality and changes in business levels. With respect to the change in accounts receivable arising from business seasonality, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of third quarter 2006 decreased three days to 60 days, as compared with the end of the third quarter 2005.  The DSO at October 1, 2005 was 63 days.

Accounts payable and accrued expenses decreased $3,865 during the first nine months of 2006. Increases in employee compensation, accrued vacation, self-insured medical claims, commercial insurance payable and tax liabilities were offset by decreases in trade payables, 401k contributions and employee savings.

Self-insurance accruals increased $11,051 in the first nine months of 2006, as compared with the increase of $3,955 experienced in the first nine months of 2005.  The increase occurred in all classifications -- workers' compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance (that is, an increase in the self-insured risk retention).

Operating assets, net increased $4,951 during the first nine months of 2006, as compared with the increase of $2,453 experienced in the first nine months of 2005.  The increase is attributable to increases in prepaid expenses and deposits related to insurance coverage.

Net Cash Used In Investing Activities

Investing activities used $29,964 of cash, $7,298 more than the $22,666 used in the first nine months of 2005.  Increased capital expenditures made during the first nine months of 2006 were necessary to support our increased business levels.  We anticipate that capital expenditures in 2006 will exceed that of 2005.

Net Cash Provided by Financing Activities

Financing activities provided $3,326 of cash, $8,498 less than the $11,824 provided during the first nine months of 2005.  Our revolving credit facility and other borrowings, net provided $8,783 less than the $15,395 provided in the first nine months of 2005 and were used primarily for capital expenditures. Treasury share transactions (purchases and sales) used $404 less than the $1,822 used in the first nine months of 2005.  Dividends paid increased to $1,868 from the $1,749 paid in the first nine months of 2005.

Revolving Credit Facility--The Company has a $120,000 revolving credit facility with a group of banks, which will expire in December 2007 and permits borrowings, as defined, up to $120,000 with a letter of credit sublimit of $70,000. Presently, we expect to extend the term of the revolving credit facility beyond December 2007 along with other modifications.

As of September 30, 2006, the Company had unused commitments under the facility approximating $22,850, with $97,150 committed, consisting of borrowings of $36,700 and issued letters of credit of $60,450.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .7% to 1.5%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .15% to .20% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at September 30, 2006, to make future payments for the periods indicated:

		Three Months Ending December 31,	Year Ending December 31,
Description	Total	2006	2007	2008	2009	2010	Thereafter
Revolving credit facility	$ 36,700	$ -	$ 36,700	$ -	$ -	$ -	$ -
Term loans	925	10	765	75	75	-	-
Capital lease obligations	2,682	269	1,482	487	444	-	-
Operating lease obligations	4,216	554	1,657	1,084	579	270	72
Self-insurance accruals	36,138	3,943	12,650	8,972	5,134	2,486	2,953
Other liabilities	2,938	-	918	1,032	461	214	313
	$ 83,599	$ 4,776	$ 54,172	$ 11,650	$ 6,693	$ 2,970	$ 3,338

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at September 30, 2006 and amounts estimated to be due each year may differ from actual payments required to fund claims. Other liabilities include estimates of future funding requirements related to retirement plans and other items. Because their future cash outflows are uncertain, noncurrent deferred taxes have been excluded from the summary above.

As of September 30, 2006, we were contingently liable for letters of credit in the amount of $64,522, of which $60,450 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2006 and 2007.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At September 30, 2006, we had working capital of $41,437, short-term lines of credit approximating $5,274 and $22,850 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

New Accounting Pronouncement Adopted

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123R"). FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition).

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

Compensation costs under all share-based payment plans-our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units-totaled $797 for the nine months ended September 30, 2006 and $202 for the nine months ended October 1, 2005.

As of September 30, 2006, there was $1,358 of unrecognized compensation cost related to performance-based restricted stock units, which will be recognized over a weighted-average period of 2.0 years.

Accounting Pronouncement Issued But Not Yet Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158")-an amendment of FASB Statements No. 87, 88, 106 and 132(R).

FAS 158 requires that employers (i) recognize the funded status of their defined benefit pension and other postretirement plans in their balance sheet and (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Company is required to implement FAS 158 as of the end this fiscal year, December 31, 2006.

We continue to evaluate the effect of implementing FAS 158 on our financial statements. The amounts to be recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our prior year end--our last measurement date--December 31, 2005, could increase or decrease the expected impact of implementing FAS 158 at December 31, 2006.

We have pension plans, which are substantially funded, that will be subject to the provisions of FAS 158. However, in implementing FAS 158, we will recognize as a reduction of other comprehensive income, prepaid pension costs that are properly deferred pursuant to FAS 87 and approximated $5,800 (net-of-tax), as of December 31, 2005. While we cannot precisely determine what the impact will be from adopting FAS 158 at December 31, 2006, we do anticipate that the reduction of other comprehensive income and the resulting adjustment to our Consolidated Balance Sheet will significantly impact our financial position. However, the required adoption of FAS 158 at December 31, 2006, is not expected to impact the consolidated statements of operations and cash flows and will not affect any of the Company's financial covenants.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the nine months ended September 30, 2006, there have been no material changes in the reported market risks presented in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

During the quarter ended September 30, 2006, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by the Company of its common shares outstanding during the first nine months of 2006:
Period Fiscal 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 to January 28	-	-	n/a	n/a
January 29 to February 25	-	-	n/a	n/a
February 26 to April 1	51,128	$ 22.50	n/a	n/a

Total First Quarter	51,128	22.50

April 2 to April 29	61,281	22.50	n/a	n/a
April 30 to May 27	99,766	22.50	n/a	n/a
May 28 to July 1	16,065	22.50	n/a	n/a

Total Second Quarter	177,112	22.50

July 2 to July 29	-	22.50	n/a	n/a
July 30 to August 26	59,894	24.00	n/a	n/a
August 27 to September 30	37,609	24.00	n/a	n/a

Total Third Quarter	97,503	24.00

Total Year to Date	325,743	22.95

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

THE DAVEY TREE EXPERT COMPANY

Date: November 8, 2006	By:	/s/ David E. Adante
David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 8, 2006	By:	/s/ Nicholas R. Sucic
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