Form 10-K
period 2006-12-31
DAVEY TREE EXPERT CO
filed 2007-03-14
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

There were 7,512,713 Common Shares outstanding as of March 7, 2007.  The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 30, 2006 was $143,662,128.  For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be held on May 15, 2007 are incorporated by reference into Part III (to be filed).

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

We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.

We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.

  Our facilities could be damaged or our operations could be disrupted, or our customers or vendors may be adversely affected, by events such as natural disasters, pandemics, terrorist attacks or other external events.

We may become subject to claims and litigation that may have an adverse effect on us.

We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

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

Competition and Customers

Our Residential and Commercial Services group is one of the largest national tree care organizations, and competes with other national and local firms with respect to its services.  On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies.  At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services.  Our Utility Services group is the second largest organization in the industry, and competes principally with one major national competitor, as well as several smaller regional firms.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2006, we had sales of approximately $43.9 million, or approximately 9% of revenues, to Pacific Gas & Electric Company ("PG&E"), one of our largest customers.

Regulation and Environment

Our facilities and operations, in common with those of the industry generally, are subject to governmental regulations designed to protect the environment.  This is particularly important with respect to our services regarding insect and disease control, because these services involve to a considerable degree the blending and application of spray materials, which require formal licensing in most areas. Constant changes in environmental conditions, environmental awareness, technology and social attitudes make it necessary for us to maintain a high degree of awareness of the impact such changes have on the market for our services.  We believe that we comply in all material respects with existing federal, state and local laws regulating the use of materials in our spraying operations as well as the other aspects of our business that are subject to any such regulation.

Marketing

We solicit business from residential customers principally through referrals, direct mail programs and to a lesser extent through the placement of advertisements in national magazines and trade journals, local newspapers and "yellow pages" telephone directories.  Business from utility and commercial customers is obtained principally through negotiated contracts and competitive bidding.  We carry out all of our sales and services through our employees.  We generally do not use agents, and do not franchise our name or business.

Seasonality

Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers.  Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year.  Consequently, this has created heavy demands for additional working capital at various times throughout the year.  We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations.  You can find more information about our bank commitments in "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-28 of this report.

Other Factors

Due to rapid changes in equipment technology and intensity of use, we must constantly update our equipment and processes to ensure that we provide competitive services to our customers.  Also, we must continue to assure our compliance with the Occupational Safety and Health Act.

We own several trademarks including "Davey," "Davey and design," "Arbor Green Pro," "Arbor Green," "Davey Tree and design," "Davey Expert Co. and design" and "Davey and design (Canada)."  Through substantial advertising and use, we believe that these trademarks have become of value in the identification and acceptance of our products and services.

Employees

We employed approximately 5,500 employees at December 31, 2006.  However, employment levels fluctuate due to seasonal factors affecting our business.  We consider our employee relations to be good.

Domestic and Foreign Operations

We sell our services to customers in the United States and Canada.

We do not consider the risks attendant to our business with foreign customers, other than currency exchange risks, to be materially different from those attendant to our business with domestic customers.

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

•         Code of Ethics

•         Code of Ethics for Financial Matters

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

Our ability to collect our accounts receivable and future sales depends, in part, on the financial strength of our customers. We grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada.  In the event customers experience financial difficulty, and particularly if bankruptcy results, our profitability may be adversely impacted by our failure to collect our accounts receivable in excess of our estimated allowance for uncollectible accounts.  Additionally, our future revenues could be reduced by the loss of a customer due to bankruptcy.  Our failure to collect accounts receivable and/or the loss of one or more major customers could have an adverse effect on our net income and financial condition.

Our business is dependent upon service to our utility customers and we may be affected by developments in the utility industry.

We derive approximately 50% of our total revenues from our Utility Services segment, including approximately 9% of our total revenues from PG&E.  Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things.  As a result, such developments could have an adverse effect on our results of operations.

Our quarterly results may fluctuate.

We have experienced and expect to continue to experience quarterly variations in revenues and operating income as a result of many factors, including:

  the seasonality of our business;

  the timing and volume of customers' projects;

  budgetary spending patterns of customers;

  the commencement or termination of service agreements;

  costs incurred to support growth internally or through acquisitions;

  changes in our mix of customers, contracts and business activities;

  fluctuations in insurance expense due to changes in claims experience and actuarial assumptions; and

  general and local economic conditions.

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

We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including California fire-suppression claims).  A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability.  The determination of such claims and expenses, and the extent of the need for accrued liability, are continually reviewed and updated.  If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected.  Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers' compensation.  In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

Furthermore, many customers, particularly utilities, prefer to do business with contractors with significant financial resources, who can provide substantial insurance coverage.  Should we be unable to renew our umbrella and other commercial insurance policies at competitive rates, this loss would have an adverse effect on our financial condition and results of operations.

Because no public market exists for our common shares, your ability to sell your common shares may be limited.

Our common shares are not traded on any national exchange, market system or over-the-counter bulletin board. Because no public market exists for our common shares, your ability to sell these shares is limited.

We are subject to intense competition.

We believe that each aspect of our business is highly competitive.  Principal methods of competition in both operating segments are customer service, marketing, image, performance and reputation. Pricing is not always a critical factor in a customer's decision with respect to Residential and Commercial Services; however, pricing is generally the principal method of competition for our Utility Services, although in most instances consideration is given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies.  At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services.  Our Utility Services group competes principally with one major national competitor, as well as several smaller regional firms.  Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business.

Our failure to comply with environmental laws could result in significant liabilities.

Our facilities and operations are subject to governmental regulations designed to protect the environment, particularly with respect to our services regarding insect and disease control, because these services involve to a considerable degree the blending and application of spray materials, which require formal licensing in most areas.  Continual changes in environmental laws, regulations and licensing requirements, environmental conditions, environmental awareness, technology and social attitudes make it necessary for us to maintain a high degree of awareness of the impact such changes have on our compliance programs and the market for our services.  We believe that we comply in all material respects with existing federal, state and local laws, regulations and licensing requirements regulating the use of materials in our spraying operations as well as the other aspects of our business that are subject to any such regulation.  However, if we fail to comply with such laws, regulations or licensing requirements, we may become subject to significant liabilities, fines and/or penalties, which could adversely affect our financial condition and results of operations.

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

We may be adversely affected if our reputation is damaged.

We are dependent upon our reputation of quality, integrity and performance.  If our reputation were damaged in some way, it may impact our ability to grow or maintain our business.

We may be unable to employ a sufficient workforce for our field operations.

Our industry operates in an environment which requires heavy manual labor.  We may experience slower growth in the labor force for this type of work than in the past.  As a result, we may experience labor shortages or the need to pay more to attract and retain qualified employees.

We may be unable to attract and retain skilled management.

Our success depends, in part, on our ability to attract and retain key managers.  Competition for the best people can be intense and we may not be able to promote, hire or retain skilled managers.  The loss of services of one or more of our key managers could have a material adverse impact on our business because of the loss of the manager's skills, knowledge of our industry and years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Natural disasters, pandemics, terrorist attacks and other external events could adversely affect our business.

Natural disasters, pandemics, terrorist attacks and other adverse external events could materially damage our facilities or disrupt our operations, or damage the facilities or disrupt the operations of our customers or vendors.  The occurrence of any such event could adversely affect our business, financial condition and results of operations.

We are subject to claims and litigation.

From time-to-time, customers, vendors or employees may make claims and take legal action against us. Whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability.  Any financial liability could have a material adverse effect on our financial condition and results of operations.  Any such claims and legal actions may also require significant management attention and may detract from management's focus on our operations.

We may be adversely affected if we enter into a major unprofitable contract.

Our Residential and Commercial Services and our Utilities Services segments frequently operate in a competitive bid contract environment.  As a result, we may misjudge a bid and be contractually bound to an unprofitable contract, which could adversely affect our results of operations.

Item 1B.  Unresolved Staff Comments.

There are no unresolved comments from the Staff of the U.S. Securities and Exchange Commission.

Item 2.  Properties.

Our corporate headquarters campus is located in Kent, Ohio which, along with several other properties in the surrounding area, includes the Davey Institute's research, technical support and laboratory diagnostic facilities.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces

Residential and Commercial	23	Owned	160,902	14

Utility	3	Owned	36,037	3

Residential and Commercial, and Utility	2	Owned	12,400	2

We also rent approximately 89 properties in 25 states and four provinces.

None of our owned or rented properties used by our business segments is individually material to our operations.

Item 3.  Legal Proceedings.

We are a party to routine litigation incidental to our business. We do not believe that this litigation, individually or in the aggregate, will have a material effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

Item 4A.  Executive Officers of the Registrant.

Our executive officers and their present positions and ages as of March 7, 2007 follows:

Name	Position	Age

Karl J. Warnke	President and Chief Executive Officer	55

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	55

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	63

C. Kenneth Celmer	Senior Vice President and General Manager, Residential and Commercial Services	60

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	49

Patrick M. Covey	Executive Vice President - Operations	43

Dr. Roger C. Funk	Vice President and Chief Technical Officer	62

George M. Gaumer	Vice President and General Manager, Commercial Landscape Services	54

Fred W. Johnson	Vice President, Operations Support Services	62

Steven A. Marshall	Executive Vice President - Operations	55

Rosemary T. Nicholas	Assistant Secretary	63

Gordon L. Ober	Vice President - Personnel Recruiting and Development	57

Joseph R. Paul, CPA	Treasurer	45

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	57

Nicholas R. Sucic, CPA	Vice President and Controller	60

Mr. Warnke was elected President and Chief Executive Officer, effective January 1, 2007, and elected  President and Chief Operating Officer in March 1999. Prior to that time, he served as Executive Vice President and General Manager - Utility Services, having been appointed in January 1993.  Previously, having joined the Company in 1980, Mr. Warnke performed all aspects of tree services and also held various managerial positions, including Operations Manager, Operations Support Services, Equipment and Safety functions and Operations Vice President.

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

Mr. Covey was elected Executive Vice President - Operations, effective January 1, 2007, and served as Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005. Prior to that time, Mr. Covey was Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined the Company in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.

Dr. Funk was elected Vice President and Chief Technical Officer in June 2006, having previously been elected Vice President and General Manager, The Davey Institute in May 1996.

Mr. Gaumer was elected Vice President and General Manager of Commercial Landscape Services in March 2005.  Prior to that time, he served as Vice President of Commercial Grounds Management, having been appointed in 2001.

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

Mr. Marshall was elected Executive Vice President - Operations, effective January 1, 2007, and served as Vice President and General Manager of Eastern Utility Services, having been appointed in January 2003.  Prior to that time, he served as Vice President--Southern Operations, Utility Service, having been appointed in January 1997. Previously, having joined the Company in 1977, Mr. Marshall held various managerial positions, including Operations Manager, Regional Manager and District Manager.

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

Mr. Sucic was elected Vice President and Controller, effective January 1, 2007, and served as Corporate Controller and Chief Accounting Officer since having joined the Company in November 2001.  He is a certified public accountant.  Prior to joining us, Mr. Sucic served as chief financial officer of Vesper Corporation, a manufacturer of products for industry, from 2000 to 2001; of Advanced Lighting Technologies, Inc., a designer, manufacturer and marketer of metal halide lighting products, from 1996 to 2000; and of various asset management units at The Prudential Investment Corporation, from 1989 to 1996.  Prior to joining Prudential, Mr. Sucic was a partner with Ernst & Young LLP, having been associated with that firm since 1970.

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

Record Holders and Common Shares

On March 7, 2007 we had 2,564 record holders of our common shares.

On March 7, 2007 we had 7,512,713 common shares outstanding, options exercisable to purchase 332,525 common shares, partially-paid subscriptions for 696,558 common shares and purchase rights outstanding for 250,604 common shares.

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

The purchase rights outstanding were granted to nonofficer employees to purchase one additional common share at the price of $12.00 per share for every two common shares purchased in connection with the stock subscription offering completed in August 2002. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted. Employees may not exercise a right should they cease to be employed by the Company.

Dividends

The following table sets forth, for the periods indicated, the dividends declared on our common shares (in cents):

	Year Ended December 31,
Quarter	2006	2005
1	7.5	7.0
2	7.5	7.0
3	7.5	7.0
4	8.0	7.5
Total	30.5	28.5

We presently expect to pay comparable cash dividends in 2007.

Recent Sale of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of its common shares during the fiscal year ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2006

January 2 to January 28	-	-	n/a	n/a
January 29 to February 25	-	-	n/a	n/a
February 26 to April 1	51,128	$ 22.50	n/a	n/a

Total First Quarter	51,128	22.50

April 2 to April 29	61,281	22.50	n/a	n/a
April 30 to May 27	99,766	22.50	n/a	n/a
May 28 to July 1	16,065	22.50	n/a	n/a

Total Second Quarter	177,112	22.50

July 2 to July 29	-	22.50	n/a	n/a
July 30 to August 26	59,894	24.00	n/a	n/a
August 27 to September 30	37,609	24.00	n/a	n/a

Total Third Quarter	97,503	24.00

October 1 to October 28	142,215	24.00	n/a	n/a
October 29 to December 2	151,453	24.00	n/a	n/a
December 3 to December 31	22,684	24.00	n/a	n/a

Total Fourth Quarter	316,352	24.00

Total Year to Date	642,095	23.44

n/a--Not applicable. There are no publicly announced plans or programs to purchase common shares.

Stock Performance Graph

Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index

The following Performance Graph compares cumulative total shareholder returns for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor's 500 Stock Index and to an index of selected peer group companies. The peer group, which is the same group used by the Company's independent stock valuation firm, consists of: ABM Industries Incorporated; Dycom Industries, Inc.; FirstService Corporation; Quanta Services, Inc.; Rollins, Inc.; and The ServiceMaster Company. Each of the three measures of cumulative total return assumes reinvestment of dividends.

	2001	2002	2003	2004	2005	2006
Davey Tree	100	109	136	176	201	234
S&P 500 Index	100	78	100	111	117	135
Peer Group	100	80	102	122	124	145

The Performance Graph and related information above shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except ratio and per share data)
Operating Statement Data:

Revenues	$ 467,534	$ 431,611	$ 398,648	$ 346,263	$ 319,273

Costs and expenses:
Operating	305,106	283,596	263,080	226,454	211,549
Selling	74,513	69,944	64,010	56,758	50,865
General and administrative	34,126	29,815	27,908	25,947	22,800
Depreciation	26,991	24,147	21,083	19,274	19,370
Amortization of intangible assets	1,291	1,416	1,545	1,501	692
Gain on sale of assets, net	(309)	(521)	(552)	(931)	(2,054)
Income from operations	25,816	23,214	21,574	17,260	16,051

Interest expense	(2,768)	(2,196)	(1,827)	(2,062)	(3,121)
Interest income	176	260	1,949	229	82
Other expense	(1,301)	(825)	(800)	(694)	(1,075)

Income before income taxes	21,923	20,453	20,896	14,733	11,937
Income taxes	7,906	7,142	8,643	6,016	4,716
Net income	$ 14,017	$ 13,311	$ 12,253	$ 8,717	$ 7,221

Net income per share--diluted	$ 1.61	$ 1.50	$ 1.37	$ .99	$ .85
Shares used for computing per share amounts--diluted	8,730	8,884	8,923	8,806	8,508

Other Financial Data:

Depreciation and amortization	$ 28,282	$ 25,563	$ 22,628	$ 20,775	$ 20,062

Capital expenditures	32,435	31,985	38,482	19,975	16,127

Cash flow provided by (used in):
Operating activities	38,372	32,237	54,010	28,263	29,427
Investing activities	(34,419)	(31,682)	(38,119)	(19,740)	(16,670)
Financing activities	(5,297)	1,646	(14,858)	(8,903)	(12,572)

Dividends per share	$ .305	$ .285	$ .265	$ .245	$ .240

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands, except ratio and per share data)
Balance Sheet Data:

Working capital	$ 24,494	$ 26,859	$ 22,207	$ 20,208	$ 15,422

Current ratio	1.38	1.46	1.38	1.42	1.33

Property and equipment, net	96,522	90,768	83,600	66,753	66,863

Total assets	208,084	194,129	183,105	166,837	161,156

Long-term debt	31,951	29,065	19,830	30,178	36,605

Other long-term liabilities	29,283	28,108	34,681	26,323	24,335

Shareholders' equity	82,076	78,553	70,203	62,147	54,135

Common shares:
Issued	10,728	10,728	10,728	10,728	10,728
In treasury	3,218	3,228	3,074	2,924	3,048
Net outstanding	7,510	7,500	7,654	7,804	7,680

Stock options:
Outstanding	768	906	990	1,019	868
Exercisable	333	599	580	507	868

ESOT valuation per share	$ 25.90	$ 22.50	$ 20.00	$ 15.70	$ 12.80

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                   (Amounts in thousands, except share data)

You should read the following discussion in conjunction with our consolidated financial statements for the three-year period ended December 31, 2006, and the notes thereto, included elsewhere in this annual report.

GENERAL

We provide a wide range of horticultural services to residential, commercial, utility and institutional customers throughout the United States and Canada.

Our operating results are reported in two segments: Residential and Commercial Services and Utility Services for operations in the United States and Canada. Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.

Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, are included in "All Other."

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Year Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating	65.3	65.7	66.0
Selling	15.9	16.2	16.0
General and administrative	7.3	6.9	7.0
Depreciation	5.8	5.6	5.3
Amortization of intangible assets	.3	.3	.4
Gain on sale of assets, net	(.1)	(.1)	(.1)
	94.5	94.6	94.6
Income from operations	5.5	5.4	5.4

Other income (expense):
Interest expense	(.6)	(.5)	(.5)
Interest income	-	-	.5
Other	(.2)	(.2)	(.2)
Income before income taxes	4.7	4.7	5.2
Income taxes	1.7	1.6	2.1
Net income	3.0%	3.1%	3.1%

Overview

Revenues of $467,534 were 8.3% higher than last year's revenues of $431,611. Utility Services revenues increased 11.5%, Residential and Commercial Services increased 5.7% and All Other increased 2.2%.

Overall, income from operations of $25,816 increased 11.2% from the $23,214 experienced in the prior year.  Income from operations was $10,338 in Utility Services (an 8.1% increase), and $17,260 for Residential and Commercial Services (a 27.8% increase).

Net income of $14,017 was $706, or 5.3%, higher than the $13,311 earned in 2005. The increase in net income was due to higher revenues in 2006 and slightly better operating margins.

Operating activities in 2006 provided cash of $38,372 as compared to $32,237 provided in 2005.  The $6,135 net increase was due primarily to an increase in depreciation expense of $2,844, lower increases in accounts receivable of $1,544, increases in self-insurance accruals of $5,414, offset by other operating assets, net, of $5,455 and deferred income taxes of $2,444.

Investing activities used $34,419 in cash, or $2,737 more than that used in 2005, primarily the result of higher expenditures for equipment and purchases of businesses. The increase in capital expenditures was necessary to support the increased demand for our Utility Services and growth in our Residential and Commercial Services segment.

Financing activities used $5,297 in 2006, a change of $6,943 compared with $1,646 provided in 2005. Net borrowings outstanding from the revolving credit facility increased by $2,900. Purchases of common shares for treasury of $15,062 were partially offset by cash received from the sale of common shares of $8,676 and $815 of cash received on our common share subscriptions.  Dividends paid during 2006 totaled $2,512.

Fiscal 2006 Compared to Fiscal 2005

Revenues--Revenues of $467,534 increased $35,923 over the $431,611 reported in 2005. Utility Services increased $24,092 or 11.5% from the prior year. New contracts, increases in existing contracts and better productivity within our utility operations account for the increase.  Revenues for 2005 included storm-damage work from hurricanes (Hurricane Katrina and Hurricane Rita) in the southern United States.  Residential and Commercial Services increased $11,250 or 5.7% from 2005, the result of an overall increase in demand for Residential and Commercial Services. All Other increased $581 or 2.2%.

Operating Expenses--Operating expenses of $305,106 increased $21,510 from the prior year, but as a percentage of revenues decreased .4% to 65.3%.  Utility Services experienced an increase of $19,233 or 12.1% from 2005. All utility operations incurred additional costs for labor, equipment and crew travel costs associated with the start-up of new contracts and expanded services which were partially offset by reductions in subcontractor expense. Residential and Commercial Services increased $3,499 or 3.3% compared with 2005. Increases in labor, equipment, materials and tool expense were partially offset by a reduction in subcontractor costs.  All Other decreased $1,222 or 6.9% from 2005.

Utility Services operating income increased $771 to $10,338 for 2006 as compared with $9,567 during 2005. While Utility Services revenues increased as discussed above, all utility services cost categories, including operating expenses, were negatively impacted by weather factors in the state of California and also by one contract in our western utility operations. Our western utility operations were adversely affected in the state of California by heat and excess vegetation and tree growth preceded by inordinate amounts of rainfall in earlier periods. Our western utility operations were also adversely affected by one contract in California, and this contract had a negative impact on other contracts through losses of production and use of personnel and equipment. This western utility contract, during the year ended 2006, had operating losses of $3,834, as compared with operating losses of $2,302 during the year ended 2005. The operating losses of $3,834 includes provision for anticipated loss, although we expect operating losses from this contract to continue and be recognized through completion, estimated as November 2007.

Selling Expenses--Selling expenses of $74,513 increased $4,569 from 2005 but as a percentage of revenues decreased .3% to 15.9%. Utility Services increased $1,495 or 7.5% over 2005, primarily for field management wages, travel and auto expenses, branch offices expenses and employee development associated with the increased revenue. Residential and Commercial Services experienced an increase of $3,784 or 7.5% over the prior year 2005, the result of increases in field management wages and incentives, sales and marketing expense and branch office wages and expenses. All Other decreased $710 from 2005.

General and Administrative Expenses--General and administrative expenses increased $4,311 to $34,126 (a 14.5% increase) from the $29,815 experienced in 2005 and as a percentage of revenues increased .4% to 7.3%. Increases in salaries and incentive expense of $2,820 were the result of increased revenues and stronger earnings performance. Other increases included computer hardware/software expense, travel and meeting expenses and legal expenses.

Depreciation and Amortization Expense--Depreciation and amortization expense of $28,282 increased $2,719 from the prior year and as a percentage of revenues increased .2% to 6.1%.  The increase is attributable to additional capital expenditures for equipment among the segments, the result of increased demand for our services.

Gain on Sale of Assets--Gain on the sale of assets of $309 decreased $212 from the $521 experienced in 2005. The decrease is attributable to a reduction in the number of vehicles disposed of and the amount received for those vehicles as compared to the prior year.

Interest Expense--Interest expense of $2,768 increased $572 or 26.0% from the $2,196 incurred in 2005. The increase is attributable to higher interest rates on bank borrowings and higher average debt levels as compared with the prior year.

Income Taxes--Income tax expense for 2006 was $7,906.  The 2006 effective tax rate of 36.1% includes a 4.5% state income tax rate, net of federal benefit. The 2005 tax rate of 34.9% included a 3.5% state income tax rate, net of federal benefit.

Net Income--Net income of $14,017 was $706 higher than the $13,311 earned in 2005.  The 5.3% increase in net income was primarily due to higher revenues in 2006 and slightly better operating margins.

Fiscal 2005 Compared to Fiscal 2004

Revenues--Revenues of $431,611 increased $32,963 over the $398,648 reported in 2004.  Utility Services increased $20,769 or 11.0% from the prior year and is the result of storm-damage work arising from damage inflicted by hurricanes in the southern United States, as well as new contracts, increases in existing contracts and increased productivity within our utility operations.  Residential and Commercial Services increased $1,633 or .8% from 2004, as additional demand for Canadian services and other services was partially offset by the shift in servicing of the metro New York Asian Longhorned Beetle ("ALB") contract in 2005 to the Resource Group. All Other increased $10,561 or 69.2% with the increase occurring from the shift in 2005 of the ALB contract to the Resource Group, along with new and expanded inventory and consulting contracts.

Operating Expenses--Operating expenses of $283,596 increased $20,516 from the prior year, but as a percentage of revenues decreased .3% to 65.7%.  Utility Services experienced an increase of $15,361 from the prior year, the result of additional costs for labor, equipment and subcontractor expense associated with the storm-damage work in the southern United States coupled with increased revenues from new contracts and increases in existing contracts from 2004 in our utility operations. Residential and Commercial Services decreased $2,391 or 2.2% compared with 2004 and all other segments increased $7,546 or 74.5%.  The decrease in Residential and Commercial Services and increase in All Other is attributable to the ALB contract being serviced by Residential and Commercial Services in 2004 and by Resource Group in 2005 and consists primarily of labor, material and subcontractor costs.  All segments were impacted by increased fuel costs.

Selling Expenses--Selling expenses of $69,944 increased $5,934 from 2004 and as a percentage of revenues increased .2% to 16.2%. Utility Services experienced an increase of $2,264 or 12.8% over 2004, primarily for field management wages and incentives associated with increased earnings from operations. Residential and Commercial Services experienced an increase of $2,696 or 5.7% over the prior year, the result of increases in field management wages, professional services and branch office expenses. All Other increased $974 or 75.2%, primarily for field management wages and incentives, field management travel and branch office expenses.

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

Interest Expense--Interest expense of $2,196 increased $369 or 20.2% from the $1,827 incurred in 2004. The increase is attributable to higher interest rates on bank borrowings and higher average debt levels as compared with the prior year.

Interest Income--Interest income of $260 decreased $1,689 from the $1,949 experienced in 2004.  Interest income in 2004 included the recognition of $1,692 in connection with the collection of the prepetition accounts receivable from PG&E.

Income Taxes--The effective income tax rates of 34.9% for 2005, and 41.4% for 2004, differed from the statutory U.S. federal income tax rate because of the impact of Canadian income being taxed at other than U.S. rates over the years as well as fluctuation in state taxes, net of federal benefit. The reduction in the 2005 state income taxes, net of federal benefit, as compared to 2004 was due to changes in the anticipated state tax rates at which deferred tax assets and liabilities were expected to be realized.

Net Income--Net income of $13,311 exceeded 2004's net income by $1,058, and as a percentage of revenues, remained level at 3.1%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash decreased $1,344 during the year ended December 31, 2006. Net cash provided by operating activities of $38,372 was offset by $34,419 of cash used for investing activities and $5,297 used for financing activities.

Net Cash Provided by Operating Activities

Operating activities in 2006 provided cash of $38,372 as compared to $32,237 provided in 2005.  The $6,135 net increase was due primarily to an increase in depreciation expense of $2,844, lower increases in accounts receivable of $1,544 and increases in self-insurance accruals of $5,414, offset by other operating assets, net, of $5,455 and deferred income taxes of $2,444.

Overall, accounts receivable dollars increased $1,544 in 2006 as compared to the $5,105 increase experienced in 2005. With respect to the change in accounts receivable arising from business levels, the "days-sales-outstanding" in accounts receivable ("DSO") in 2006 was 60 days, the same as in 2005.

Accounts payable and accrued expenses increased $61 in 2006, compared to a decrease of $204 experienced in 2005.  The change is primarily attributable to an increase in self-insured medical claims and employee compensation partially offset by decreases in trade payables, employee savings and 401K withholdings.

Self-insurance accruals increased $5,414 in 2006, $2,196 more than the increase experienced in 2005.  The increase occurred in all classifications--workers compensation, general liability and vehicle liability-- and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other operating assets, net, increased $5,455 in 2006, a change of $9,543 over the $4,088 decrease in 2005.  The increase is the result of an increase in advance payments for insurance premiums related to our workers' compensation, vehicle liability and general liability policies and other insurance-related assets.  These increases were partially offset by increases in costs associated with our defined benefit plans.

Net Cash Used in Investing Activities

Investing activities used $34,419 in cash, or $2,737 more than the $31,682 used in 2005, the result of higher expenditures for the purchase of businesses and equipment and lower proceeds from the sale of property and equipment. The increase in capital expenditures was necessary to support the increased demand for our Utility Services and growth in our Residential and Commercial Services segment.

Net Cash Used in Financing Activities

Financing activities used $5,297 in 2006, a decrease of $6,943 from the $1,646 provided in 2005. Net borrowings outstanding, from the revolving credit facility, increased by $2,900. Borrowings of notes payable increased $2,469 while other debt and capital lease obligations decreased $2,583. Purchases of common shares for treasury of $15,062 were partially offset by cash received from the sale of common shares of $8,676 and $815 of cash received on our common share subscription.  Dividends paid during 2006 totaled $2,512.

Revolving Credit Facility--In November 2006, the Company executed an amendment and restatement to its revolving credit facility.  The amended and restated agreement, which expires in December 2011, permits borrowings as defined up to $147,000 with a letter of credit sublimit of $100,000 (the previous agreement permitted borrowings up to $120,000 with a letter of credit sublimit of $70,000).  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2006, to make future payments for the periods indicated.

		Contractual Obligations Due--Year Ending December 31,
Description	Total	2007	2008	2009	2010	2011	Thereafter

Revolving credit facility	$ 31,500	$ -	$ -	$ -	$ -	$ 31,500	$ -
Term loans	3,312	2,861	376	75	-	-	-
Capital lease obligations	2,413	1,482	487	444	-	-	-
Operating lease obligations	8,458	2,956	2,082	1,294	896	575	655
Self-insurance accruals	45,904	17,208	11,616	7,217	3,420	1,503	4,940
Other liabilities	2,636	999	627	381	128	49	452
	$ 94,223	$ 25,506	$ 15,188	$ 9,411	$ 4,444	$ 33,627	$ 6,047

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

As at December 31, 2006, we were contingently liable to our principal banks for letters of credit in the amount of $62,516 of which $58,444 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2007 through 2009.  We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.  Capital resources during these periods are equally affected.  We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives.  At December 31, 2006, we had working capital of $24,494, short-term lines of credit approximating $4,160, and $57,056 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions.

Accounting Pronouncements

Adoption of FASB Statement No. 123R ("FAS 123R")--Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123R"). FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition). Prior to January 1, 2006, in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.  FAS 123R is discussed in Note J, "Stock-Based Compensation" to our consolidated financial statements.

Adoption of FASB Statement No. 158 ("FAS 158")--In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158")-an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS 158 requires that employers (i) recognize the funded status of their defined benefit pension and other postretirement plans in their balance sheet and (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. As a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its defined benefit pension plans by reducing its net pension asset by $5,834 to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recorded (i) a corresponding deferred tax asset of $2,217, (ii) a reduction in accrued pension obligations of $208 and (iii) a net after-tax charge of $3,409 in accumulated other comprehensive income (loss) in shareholders' equity.

New Accounting Pronouncement to be Adopted in 2007--In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 applies to all "tax positions" accounted for under FASB Statement No. 109. FIN 48 refers to "tax positions" as positions taken in a previously-filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include: (i) a decision not to file a tax return in a particular jurisdiction for which a return might be required; (ii) an allocation or a shift of income between taxing jurisdictions; (iii) the characterization of income or a decision to exclude reporting taxable income in a tax return; or (iv) a decision to classify a transaction, entity, or other position in a tax return as tax-exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is "more-likely-than-not" that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. FIN 48 also requires that we make expanded presentations, including: a description of open tax years by major jurisdictions; a tabular progression of the beginning and ending aggregate unrecognized tax benefits; and a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next twelve months.

FIN 48 became effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

New Accounting Pronouncement Requiring Adoption in 2008--In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands presentations about such fair value measurements. The Company is required to adopt FAS 157 in 2008 and is currently assessing the impact of FAS 157 on its consolidated financial statements.

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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 9% of revenues during 2006, 12% during 2005 and 13% during 2004.  Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

The following table provides information, as of December 31, 2006, about our debt obligations and interest rate contract. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate contract, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contract at December 31, 2006. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2006.

	December 31,							Fair Value December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006
Liabilities
Long-term debt:
Fixed rate	$ 341	$ 301	$ -	$ -	$ -	$ -	$ 642	$ 602
Average interest rate	.6%

Variable rate	$ 2,202	$ 75	$ 75	$ -	$ 31,500	$ -	$ 33,852	$ 33,852
Average interest rate	6.3%	6.0%	6.0%	6.1%	6.2%

Interest rate derivative instrument
Interest rate contract:
Pay fixed, notional amount	$ 10,000	$ -	$ -	$ -	$ -	$ -	$ 10,000	$ (19)
Average pay rate	4.96%
Average receive rate	5.17%

Interest rates, as of December 31, 2006, on the fixed-rate debt was at 0% and 10%, and interest rates on the variable-rate debt ranged from 6.0% to 8.3%.

The interest rate contract has an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to settle the contract at December 31, 2006 (fair value), we would receive $19.

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

For the year ended December 31, 2006, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of December 31, 2006, such internal control is effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control--Integrated Framework."  To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

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

(b) Management's Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

(c) Management's Annual Report on Internal Control Over Financial Reporting

The management of The Davey Tree Expert Company is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

The Davey Tree Expert Company's independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on management's assessment of the effectiveness of our internal control over financial reporting. This audit report appears below.

/s/ Karl J. Warnke	/s/ David E. Adante	/s/ Nicholas R. Sucic
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Secretary	Vice President and Controller

Kent, Ohio
March 1, 2007

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

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that The Davey Tree Expert Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Davey Tree Expert Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that The Davey Tree Expert Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of The Davey Tree Expert Company and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 1, 2007

Item 9B.  Other Information.

As previously announced, effective January 1, 2007, Mr. Cowan retired as our Chief Executive Officer, and Mr. Warnke, our President and Chief Operating Officer since March 1999, was elected our President and Chief Executive Officer.  Mr. Cowan is continuing his service to the Company as nonexecutive Chairman of the Board of Directors.

In connection with his continuing service as Chairman of the Board, Mr. Cowan entered into an Agreement, dated December 8, 2006, with the Company that provided for his duties and responsibilities as Chairman.  Mr. Cowan will serve as Chairman until the expiration of his current term as a director at the 2008 annual meeting of shareholders.  Mr. Cowan  will be paid an annual retainer of $150,000 per year in lieu of the retainer and meeting fees paid to other directors, will be reimbursed for certain dues and expenses, and will receive the fees otherwise payable to nonemployee directors for the three-year period following the 2008 annual meeting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is in the section "Executive Officers of the Registrant" in Part I, Item 4A of this report.

Information about our directors is in the section "Election of Directors" of our 2007 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section "Committees of the Board of Directors; Shareholder Nominations; Attendace" of our 2007 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section "Section 16(a) Beneficial Ownership Reporting Compliance" of our 2007 Proxy Statement, which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections "Compensation Discussion and Analysis," "Compensation of Executive Officers" and "Compensation of Directors" of our 2007 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2007 Proxy Statement, which is incorporated into this report by reference.  Information about our securities authorized for issuance under equity compensation plans is in the section "Equity Compensation Plans Information" of our 2007 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between the Company and its affiliates and certain other persons and the independence of our directors is in the section "Corporate Governance" of our 2007 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant's fees and services is in the section "Independent Auditors" of our 2007 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report.  See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2007.

THE DAVEY TREE EXPERT COMPANY

By: /s/ Karl J. Warnke
Karl J. Warnke, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2007.

/s/ R. Douglas Cowan R. Douglas Cowan, Director, Chairman of the Board	/s/ Robert A. Stefanko Robert A. Stefanko, Director

/s/ R. Cary Blair R. Cary Blair, Director	/s/ Karl J. Warnke Karl J. Warnke, Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Dr. Carol A. Cartwright
Dr. Carol A. Cartwright, Director	/s/ David E. Adante David E. Adante, Executive Vice President,
Chief Financial Officer and Secretary (Principal Financial Officer)
/s/ J. Dawson Cunningham
J. Dawson Cunningham, Director

/s/ Nicholas R. Sucic Nicholas R. Sucic, Vice President and Controller
/s/ Douglas K. Hall Douglas K. Hall, Director	(Principal Accounting Officer)

/s/ William L. Phipps
William L. Phipps, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	2003 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

3.2	1987 Amended and Restated Regulations of The Davey Tree Expert Company.	Filed Herewith

10.1

Amended and Restated Credit Agreement among the Company, as borrower, Various Lending Institutions, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and National City Bank, as documentation agent, dated as of November 21, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 22, 2006).

10.2	1994 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).

10.3	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.4	2004 401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.5	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.7

The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).

10.8	Agreement, dated as of December 8, 2006, between the Company and R. Douglas Cowan.	Filed Herewith

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

21	Subsidiaries of the Registrant.	Filed Herewith

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

The documents listed as Exhibits 10.2 through 10.8 constitute management contracts or compensatory plans or arrangements.

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

YEAR ENDED DECEMBER 31, 2006

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)

THE DAVEY TREE EXPERT COMPANY

The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -- December 31, 2006 and 2005	F-3

Consolidated Statements of Operations -- Years ended December 31, 2006, 2005 and 2004	F-4

Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 2006, 2005 and 2004	F-6

Notes to Consolidated Financial Statements -- December 31, 2006	F-7

Financial Statement Schedules:

None

          All schedules for which provision is made in the applicable accounting regulations of the
          Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes J and K to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share‑Based Payment," and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

                                                                                      /s/ Ernst & Young LLP

Akron, Ohio
March 1, 2007

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 2,101	$ 3,445
Accounts receivable, net	70,429	68,339
Operating supplies	3,878	4,302
Prepaid expenses	3,953	2,923
Other current assets	8,907	6,253
Total current assets	89,268	85,262

Property and equipment:
Land and land improvements	7,486	6,903
Buildings and leasehold improvements	19,619	19,567
Equipment	287,779	263,700
	314,884	290,170
Less accumulated depreciation	218,362	199,402
	96,522	90,768

Other assets	13,181	11,606
Identified intangible assets and goodwill, net	9,113	6,493
	$ 208,084	$ 194,129

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$ 3,921	$ 962
Accounts payable	19,528	21,665
Accrued expenses	22,635	20,218
Self-insurance accruals	17,208	14,477
Current portion of capital lease obligations	1,482	1,081
Total current liabilities	64,774	58,403

Long-term debt	31,951	29,065
Capital lease obligations	931	2,434
Self-insurance accruals	25,716	23,033
Other liabilities	2,636	2,641
	126,008	115,576

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued and outstanding as of December 31, 2006 and 2005	10,728	10,728
Additional paid-in capital	5,453	6,799
Common shares subscribed, unissued	8,369	8,876
Retained earnings	121,624	110,119
Accumulated other comprehensive income (loss)	(3,025)	525
	143,149	137,047
Less: Cost of Common shares held in treasury:
3,218 in 2006 and 3,228 in 2005	57,654	53,753
Common shares subscription receivable	3,419	4,741
	82,076	78,553
	$ 208,084	$ 194,129
See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2006	2005	2004

Revenues	$ 467,534	$ 431,611	$ 398,648

Costs and expenses:
Operating	305,106	283,596	263,080
Selling	74,513	69,944	64,010
General and administrative	34,126	29,815	27,908
Depreciation	26,991	24,147	21,083
Amortization of intangible assets	1,291	1,416	1,545
Gain on sale of assets, net	(309)	(521)	(552)
	441,718	408,397	377,074

Income from operations	25,816	23,214	21,574

Other income (expense):
Interest expense	(2,768)	(2,196)	(1,827)
Interest income	176	260	1,949
Other	(1,301)	(825)	(800)

Income before income taxes	21,923	20,453	20,896

Income taxes	7,906	7,142	8,643

Net income	$ 14,017	$ 13,311	$ 12,253

Net income per share:
Basic	$ 1.70	$ 1.60	$ 1.44

Diluted	$ 1.61	$ 1.50	$ 1.37

Weighted-average shares outstanding:
Basic	8,237	8,334	8,496

Diluted	8,730	8,884	8,923

Dividends declared per share	$ .305	$ .285	$ .265

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	2006		2005		2004

  Shares

		Amount

  Shares

				Amount

  Shares

						Amount
Common shares
At beginning and end of year	10,728	$ 10,728	10,728	$ 10,728	10,728	$ 10,728

Additional paid-in capital
At beginning of year		6,799		6,172		6,528
Shares sold to employees		1,049		656		(93)
Options exercised		(3,326)		(199)		(236)
Subscription shares, issued		(208)		(107)		(133)
Stock-based compensation		1,139		277		106
At end of year		5,453		6,799		6,172

Common shares subscribed, unissued
At beginning of year	740	8,876	767	9,198	810	9,720
Common shares, issued	(40)	(475)	(26)	(308)	(37)	(450)
Cancellations	(3)	(32)	(1)	(14)	(6)	(72)
At end of year	697	8,369	740	8,876	767	9,198

Retained earnings

At beginning of year		110,119		99,167		89,158
Net income		14,017		13,311		12,253
Dividends, $.265 per share		-		-		(2,244)
Dividends, $.285 per share		-		(2,359)		-
Dividends, $.305 per share		(2,512)		-		-
At end of year		121,624		110,119		99,167

Accumulated other comprehensive income (loss), net of tax
At beginning of year		525		261		(146)
Currency translation adjustment		(35)		253		422
Net gain (loss) on interest rate contracts		55		(34)		153
Net minimum pension liability		122		45		(168)
Pension plans--FAS158 adjustment, net		(3,692)		-		-
At end of year		(3,025)		525		261

Common shares held in treasury
At beginning of year	3,228	(53,753)	3,074	(49,314)	2,924	(46,516)
Shares purchased	642	(15,062)	441	(9,067)	430	(7,253)
Shares sold to employees	(239)	4,063	(225)	3,664	(206)	3,254
Options exercised	(373)	6,385	(37)	555	(37)	596
Subscription shares, issued	(40)	713	(25)	409	(37)	605
At end of year	3,218	(57,654)	3,228	(53,753)	3,074	(49,314)

Common shares subscription receivable
At beginning of year	(740)	(4,741)	(767)	(6,009)	(810)	(7,325)
Payments	40	1,291	26	1,255	37	1,244
Cancellations	3	31	1	13	6	72
At end of year	(697)	(3,419)	(740)	(4,741)	(767)	(6,009)

Common Shareholders' Equity at December 31	7,510	$ 82,076	7,500	$ 78,553	7,654	$ 70,203
Comprehensive Income
Net income		$ 14,017		$ 13,311		$ 12,253
Net other comprehensive income (loss)		(148)		264		407
Total comprehensive income		$ 13,869		$ 13,575		$ 12,660

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$ 14,017	$ 13,311	$ 12,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,991	24,147	21,083
Amortization	1,291	1,416	1,545
Gain on sale of property	(309)	(521)	(552)
Deferred income taxes	(2,444)	(8,631)	2,168
Other	350	518	979
Changes in operating assets and liabilities:
Accounts receivable	(1,544)	(5,105)	1,272
Accounts payable and accrued expenses	61	(204)	7,249
Self-insurance accruals	5,414	3,218	6,832
Other assets, net	(5,455)	4,088	1,181
	24,355	18,926	41,757
Net cash provided by operating activities	38,372	32,237	54,010

Investing activities
Capital expenditures:
Equipment	(31,807)	(31,167)	(37,301)
Land and buildings	(628)	(818)	(1,181)
Proceeds from sales of property and equipment	513	1,348	800
Purchases of businesses	(2,497)	(1,045)	(437)
Net cash used in investing activities	(34,419)	(31,682)	(38,119)
Increase in cash before financing activities	3,953	555	15,891

Financing activities
Revolving credit facility proceeds (payments), net	2,900	9,900	(10,600)
Borrowings (payments) of notes payable	2,469	(1,187)	(278)
Borrowings (payments) of long-term debt and capital leases	(2,583)	(1,565)	730
Purchase of common shares for treasury	(15,062)	(9,067)	(7,253)
Sale of common shares from treasury	8,676	4,978	3,993
Cash received on common share subscriptions	815	946	794
Dividends	(2,512)	(2,359)	(2,244)
Net cash (used in) provided by financing activities	(5,297)	1,646	(14,858)

Increase (Decrease) in cash and cash equivalents	(1,344)	2,201	1,033
Cash and cash equivalents, beginning of year	3,445	1,244	211
Cash and cash equivalents, end of year	$ 2,101	$ 3,445	$ 1,244

See notes to consolidated financial statements.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2006
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

Certain reclassifications of prior years' amounts have been made to the presentation adopted for 2006.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

B.  Accounting Policies (continued)

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one to ten years. Goodwill is assessed for impairment, at least annually. No impairment charges were incurred during 2006, 2005 or 2004 as the fair value of goodwill exceeded the carrying amount.

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

The self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Accordingly, the estimates of ultimate losses can change as claims mature. The accruals also are affected by changes in the number of new claims incurred and claim severity. The methods for estimating the ultimate losses and the total cost of claims were determined by external consulting actuaries; the resulting accruals are continually reviewed by management, and any adjustments arising from changes in estimates are reflected in income currently. The self-insurance accruals are based on estimates, and while management believes that the amounts accrued are adequate and not excessive, the ultimate claims may be in excess of or less than the amounts provided.

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

Net Income Per Share and Common Shares--Basic net income per share is determined by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the weighted-average number of shares is increased to include the effect of stock awards that were granted and outstanding during the period and the assumed exercise of stock subscription rights.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

B.  Accounting Policies (continued)

Revenue Recognition--Revenues from residential and commercial services are recognized as the services are provided and amounts are determined to be collectible.  Revenues from contractual arrangements, primarily with utility services customers, are recognized based on costs incurred to total estimated contract costs.  During the performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made, as required, to the revenue recognized. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fees earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours worked, plus material and other reimbursable costs incurred. Revisions arise in the normal course of providing services to utility services customers and generally relate to changes in contract specifications and cost allowability. Such revisions are recorded when realization is probable and can be reliably estimated.

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

Accounts Receivable: The Company's residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk.  The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 9% of revenues during 2006, 12% during 2005 and 13% during 2004.  To reduce credit risk, the Company evaluates the credit of customers, but generally does not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition.

Currency Translation Adjustments--All assets and liabilities of the Company's Canadian operations are translated into United States dollars at year-end exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the year.  Translation adjustments are recorded as accumulated other comprehensive income (loss) in shareholders' equity.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

B.  Accounting Policies (continued)

Fair Values--The carrying amount of cash and cash equivalents, receivables, accounts payable and debt approximates fair value.

Adoption of FASB Statement No. 123R ("FAS 123R")--Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123R"). FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition). Prior to January 1, 2006, in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.  FAS 123R is discussed further in Note J, "Stock-Based Compensation."

Adoption of FASB Statement No. 158 ("FAS 158")--In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158")-an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS 158 requires that employers (i) recognize the funded status of their defined benefit pension and other postretirement plans in their balance sheet and (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. As a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its defined benefit pension plans by reducing its net pension asset by $5,834 to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recorded (i) a corresponding deferred tax asset of $2,217, (ii) a reduction in accrued pension obligations of $208 and (iii) a net after-tax charge of $3,409 in accumulated other comprehensive income (loss) in shareholders' equity.

New Accounting Pronouncement to be Adopted in 2007--In June 2006, the FASB issued  Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 applies to all "tax positions" accounted for under FASB Statement No.109. FIN 48 refers to "tax positions" as positions taken in a previously-filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include: (i) a decision not to file a tax return in a particular jurisdiction for which a return might be required; (ii) an allocation or a shift of income between taxing jurisdictions; (iii) the characterization of income or a decision to exclude reporting taxable income in a tax return; or (iv) a decision to classify a transaction, entity, or other position in a tax return as tax-exempt.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

B.  Accounting Policies (continued)

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is "more-likely-than-not" that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. FIN 48 also requires that we make expanded presentations, including: a description of open tax years by major jurisdictions; a tabular progression of the beginning and ending aggregate unrecognized tax benefits; and a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next twelve months.

FIN 48 became effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

New Accounting Pronouncement Requiring Adoption in 2008--In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands presentations about such fair value measurements. The Company is required to adopt FAS 157 in 2008 and is currently assessing the impact of FAS 157 on its consolidated financial statements.

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	December 31,
	2006	2005

Accounts receivable	$ 68,370	$ 67,504
Receivables under contractual arrangements	6,151	3,089
	74,521	70,593
Less allowances for doubtful accounts	4,092	2,254
	$ 70,429	$ 68,339

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

D.  Supplemental Balance Sheet and Cash Flow Information

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2006	2005

Deferred income taxes	$ 6,091	$ 5,055
Other	2,816	1,198
Total	$ 8,907	$ 6,253

	December 31,
Other assets	2006	2005

Net pension asset	$ 2,972	$ -
Prepaid pension costs	-	9,396
Deferred income tax	3,763	167
Deposits	1,362	1,534
Assets invested for self-insurance	5,084	509
Total	$ 13,181	$ 11,606

	December 31,
	2006		2005
Identified intangibles and goodwill, net	Cost	Net of Amortization	Cost	Net of Amortization

Customer lists	$ 7,229	$ 1,354	$ 6,251	$ 1,196
Noncompete agreements	2,449	603	1,962	371
Tradenames	1,082	407	697	280
Goodwill	8,461	6,749	6,358	4,646
	19,221	$ 9,113	15,268	$ 6,493
Less accumulated amortization	10,108		8,775
Total	$ 9,113		$ 6,493

	December 31,
Accrued expenses	2006	2005

Employee compensation	$ 10,743	$ 9,542
Accrued vacation	3,476	3,253
Self-insured medical claims	2,750	1,891
Income taxes payable	1,086	1,896
Taxes, other than income	1,275	1,424
Other	3,305	2,212
Total	$ 22,635	$ 20,218

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

D.  Supplemental Balance Sheet and Cash Flow Information (continued)

          Supplemental cash flow information follows:

	Year Ended December 31,
	2006	2005	2004

Interest paid	$ 2,804	$ 2,161	$ 1,867
Income taxes paid, net	11,806	12,975	8,785
Noncash transactions:
Debt issued for purchases of businesses	1,467	-	1,138
Detail of acquisitions:
Assets acquired:
Cash	$ 49	$ -	$ -
Receivables	547	-	-
Equipment	614	411	268
Intangibles	3,914	576	1,307
Prepaids	-	58	-
Liabilities assumed	(1,111)	-	-
Debt issued for purchase of businesses	(1,467)	-	(1,138)
Cash paid	$ 2,546	$ 1,045	$ 437

E.  Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2006	2005

Notes payable	$ 1,060	$ -
Current portion of long-term debt	2,861	962
	$ 3,921	$ 962

At December 31, 2006, the Company also had unused short-term lines of credit with several banks totaling $4,160, generally at the banks' prime rate.  Long-term debt consisted of the following:

	December 31,
	2006	2005
Revolving credit facility
Prime rate borrowings	$ 4,500	$ 3,600
LIBOR borrowings	27,000	25,000
	31,500	28,600
Term loans	3,312	1,427
	34,812	30,027
Less current portion	2,861	962
	$ 31,951	$ 29,065

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

E.  Short-Term and Long-Term Debt (continued)

Revolving Credit Facility--In November 2006, the Company executed an amendment and restatement to its revolving credit facility.  The amended and restated agreement, which expires in December 2011, permits borrowings as defined up to $147,000 with a letter of credit sublimit of $100,000 (the previous agreement permitted borrowings up to $120,000 with a letter of credit sublimit of $70,000).  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of December 31, 2006, the Company had unused commitments under the facility approximating $57,056, with $89,944 committed under the agreement, consisting of borrowings of $31,500 and issued letters of credit of $58,444.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 8.05% (6.43% at December 31, 2005).

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2006 were as follows: 2007--$2,861; 2008--$376; 2009--$75; 2010--$0; 2011--$31,500.

Interest Rate Contract--The Company uses an interest rate contract to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest rate changes on future interest expense.  As of December 31, 2006, the Company had an interest rate contract outstanding, with an underlying notional amount totaling $10,000, requiring interest to be paid at 4.96% and maturing in November 2008.  The fair value of the interest rate contract is the amount quoted by the financial institution that the Company would receive to terminate the agreement, an asset of $19 at December 31, 2006.

F.  Self-Insurance Accruals

Components of the Company's self-insurance accruals for workers' compensation, vehicle liability and general liability follow:

	December 31,
	2006	2005

Workers' compensation	$ 26,959	$ 24,640
Present value discount	2,980	2,734
	23,979	21,906
Vehicle liability	6,779	6,174
General liability	12,166	9,430
Total	42,924	37,510
Less current portion	17,208	14,477
Noncurrent portion	$ 25,716	$ 23,033

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

F.  Self-Insurance Accruals (continued)

The table below reconciles the changes in the self-insurance accruals for losses and related payments and sets forth the discount rate used for the workers' compensation accrual.

	December 31,
	2006	2005

Balance, beginning of year	$ 37,510	$ 34,292
Provision for claims	27,211	25,609
Payment of claims	21,797	22,391
Balance, end of year	$ 42,924	$ 37,510

Workers' compensation discount rate	4.50%	4.50%

G.  Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2006	2005

Equipment	$ 4,752	$ 4,769
Less accumulated amortization	3,889	3,382
	$ 863	$ 1,387

The Company also leases facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2006 were as follows:

	Lease Obligations
	Capital	Operating
Minimum lease obligations
Year ending December 31, 2007	$ 1,560	$ 2,956
2008	522	2,082
2009	454	1,294
2010	-	896
2011	-	575
2012 and after	-	655
Total minimum lease payments	2,536	$ 8,458
Amounts representing interest	123
Present value of net minimum lease payments	2,413
Less current portion	1,482
Long-term capital lease obligations, December 31, 2006	$ 931

Total rent expense under all operating leases was $3,115 in 2006, $2,688 in 2005 and $3,103 in 2004.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

H.  Common Shares and Preferred Shares

The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued was 10,728,440 during each of the three years in the period ended December 31, 2006. The number of shares in the treasury for each of the three years in the period ended December 31, 2006 was as follows: 2006--3,218,059;  2005--3,227,517;  and 2004--3,073,632.

The Company's common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of the Company's common shares based upon the Company's performance and financial condition. Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so. During 2006, purchases of common shares totaled 642,095 shares for $15,062 in cash; the Company also had direct sales to directors and employees of 22,226 shares for $357, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. It also sold 109,428 shares to the Company's 401(k) plan for $2,586 and issued 41,900 shares to participant accounts to satisfy its liability for the 2005 employer match in the amount of $943.  The liability accrued at December 31, 2006 for the 2006 employer match was $1,012. There were also 65,622 shares purchased during 2006 under the Employee Stock Purchase Plan.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding.

	December 31,
	2006	2005

Shares outstanding, beginning of year	7,500,923	7,654,808

Shares purchased	(642,095)	(441,499)
Shares sold to employees and directors	239,176	225,568
Stock subscription offering - cash purchases	39,609	25,126
Options exercised	372,768	36,920
	9,458	(153,885)
Shares outstanding, end of year	7,510,381	7,500,923

On December 31, 2006, the Company had 7,510,381 common shares outstanding, options exercisable to purchase 332,525 common shares, partially-paid subscriptions for 697,392 common shares and purchase rights outstanding for 251,022 common shares.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

H.  Common Shares and Preferred Shares (continued)

The purchase rights outstanding were granted to nonofficer employees to purchase one additional common share at the price of $12.00 per share for every two common shares purchased in connection with the stock subscription offering completed in August 2002.  Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by the Company.

I.  The Davey 401KSOP and Employee Stock Ownership Plan ("ESOP")

On March 15, 1979, the Company consummated a plan, which transferred control of the Company to its employees. As a part of this plan, the Company initially sold 120,000 common shares (presently, 5,760,000 common shares adjusted for stock splits) to the Company's Employee Stock Ownership Trust ("ESOT") for $2,700. The Employee Stock Ownership Plan ("ESOP"), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the Trust. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.

Defined Contribution and Savings Plans--Most employees are eligible to participate in the "The Davey 401KSOP and ESOP." Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before‑tax contributions, within Internal Revenue Service established limits, through payroll deductions. The Company will match, in either cash or Company stock, 50% of each participant's before-tax contribution, limited to the first 3% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May 2004, the Company adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.

Total compensation for these plans, consisting primarily of the employer match was $1,012 in 2006, $943 in 2005, and $919 in 2004.

J.  Stock-Based Compensation

The Davey Tree Expert Company 2004 Omnibus Stock Plan (the "Stock Plan") was approved by the Company's shareholders at its annual shareholders' meeting in May 2004. The Stock Plan is administered by the Compensation Committee of the Board of Directors, with the maximum number of common shares that may be granted to or purchased by all employees and directors under the Stock Plan being 5,000,000. In addition to the maintenance of the Employee Stock Purchase Plan, the Stock Plan provides for the grant of stock options, restricted stock, stock appreciation rights, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. These awards are payable in cash or common shares, or any combination thereof, as established by the Compensation Committee.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

J.  Stock-Based Compensation (continued)

Stock Option Plans--The Stock Plan consolidates into a single plan provisions for the grant of stock options and other stock-based incentives and maintenance of the Employee Stock Purchase Plan. Prior to adoption of the Stock Plan and its predecessor, the 1994 Omnibus Stock Plan, the Company had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 1,600,000 during the ten‑year term of the Stock Plan. Shares purchased since 1994 under the Employee Stock Purchase Plan were 1,520,587. Each nonemployee director elected or appointed, and reelected or reappointed, will receive a director option that gives the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant. The director options are exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan.  The grant of awards, other than director options, is at the discretion of the Compensation Committee of the Board of Directors.  Shares available for grant at December 31, 2006 were 296,452.

Adoption of FASB Statement No. 123R ("FAS 123R")--Effective January 1, 2006, the Company adopted FAS 123R, "Share-Based Payment." FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition).

Prior to January 1, 2006, in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company followed APB 25, "Accounting for Stock Issued to Employees." Under APB 25, no stock-based compensation expense was recognized related to the Company's stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

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

Stock-based compensation expense under all share-based payment plans - our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units - included in the results of operations follows:

	Year Ended December 31
	2006	2005	2004

Compensation expense, all share-based payment plans	$ 1,139	$ 277	$ 106
Income tax benefit	346	105	40

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

J.  Stock-Based Compensation (continued)

As a result of adopting FAS 123R on January 1, 2006, reported results for the year ended December 31, 2006, were lower than if the Company had continued to account for share-based compensation under APB 25, as follows: (i) income before income taxes--$583; (ii) net income--$361; (iii) basic net income per share--$.04; and, (iv) diluted net income per share--$.04.

Stock-based compensation consisted of the following:

          Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee
          Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Purchases under the plan, at 85% of the fair market value of the common shares, have been as follows:

	Year Ended December 31,
	2006	2005	2004

Number of employees participating	918	994	792
Shares purchased during the year	65,622	66,355	71,282
Weighted-average per share purchase price paid	$ 19.76	$ 17.43	$ 14.42
Cumulative shares purchased since 1982	3,830,491	3,764,869	3,698,514

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost being recognized during the year ended December 31, 2006 of $229.

Stock Option Plans--Since adopting FAS 123R on January 1, 2006 there were 238,000 stock option awards granted. The stock option awards were granted at an exercise price equal to the fair market value of the Company's common stock at the dates of grant. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options during the year ended December 31, 2006 was $217.

Performance-Based Restricted Stock Units--During February 2006, the Compensation Committee of the Board of Directors awarded 36,687 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of
December 31, 2006.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

J.  Stock-Based Compensation (continued)

Unvested Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Unrecognized Compensation Cost	Aggregate Intrinsic Value

Unvested, January 1, 2006	81,961
Granted	36,687
Forfeited	-
Vested	-
Unvested, December 31, 2006	118,648	$ 18.85	$ 1,185	$ 2,848

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of the Company's common stock on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period and remeasured at each reporting date until the date of settlement. As of December 31, 2006, the unrecognized compensation cost related to performance-based restricted stock units, is expected to be recognized over a weighted-average period of 1.7 years. "Intrinsic value" is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $693 for the year ended December 31, 2006 and $277 for the year ended December 31, 2005.

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

The fair values of stock-based awards granted during the year ended December 31, 2006 were estimated at the date of grant with the following assumptions: volatility-14.1%; expected dividend yield-1.5%; risk-free interest rate-4.7% and expected life of the award-8.2 years.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

J.  Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2006.

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2006	906,293	$ 11.28
Granted	238,000	22.50
Exercised	(372,768)	8.07
Forfeited	(4,000)	7.90
Outstanding, December 31, 2006	767,525	16.34	7.4 years	$ 5,879

Exercisable, December 31, 2006	332,525	13.83	6.4 years	$ 3,382

"Intrinsic value" is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option.  Information regarding the stock options outstanding at December 31, 2006 is summarized below:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

Employee options:
$ 13.50	493,925	6.9 years	$ 13.50	288,925	$ 13.50
22.50	230,000	9.3 years	22.50	-	22.50
	723,925	7.7 years	16.36	288,925	13.50

Director options:
$11.00 to $22.50	43,600	3.0 years	16.03	43,600	16.03
	767,525	7.4 years	16.34	332,525	13.83

The Company issues common shares from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

K.  Defined Benefit Pension Plans

Substantially all of the Company's domestic employees are covered by noncontributory defined benefit pension plans. A plan for nonbargaining employees provides a benefit based primarily on annual compensation up to a defined level and years of credited service. Another plan is for bargaining employees not covered by union pension plans and provides benefits at a fixed monthly amount based upon length of service.  During May 2004, the Company adopted a Supplemental Executive Retirement Plan ("SERP") and a Benefit Restoration Pension Plan ("Restoration Plan") for certain key employees. Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under the Company's qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2006	2005
Change in benefit obligation

Projected benefit obligation at beginning of year	$ 24,974	$ 23,916
Service cost	1,357	1,272
Interest cost	1,476	1,408
Amendments	36	-
Actuarial gain	(744)	(307)
Benefits paid	(1,477)	(1,315)
Projected benefit obligation at end of year	$ 25,622	$ 24,974

Accumulated benefit obligation at end of year	$ 22,626	$ 21,759

	December 31,
	2006	2005
Change in fair value of plan assets

Fair value of plan assets at beginning of year	$ 27,843	$ 25,536
Actual return on plan assets	1,026	3,511
Employer contributions	109	111
Benefits paid	(1,477)	(1,315)
Fair value of plan assets at end of year	$ 27,501	$ 27,843

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2006	2005
For pension plans with accumulated benefit obligations in excess of plan assets

Projected benefit obligation	$ 2,266	$ 1,795
Accumulated benefit obligation	2,101	1,682
Fair value of plan assets	1,173	1,198

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

K.  Defined Benefit Pension Plans (continued)

Adoption of FASB Statement No. 158 ("FAS 158")--On December 31, 2006, the Company adopted FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158")-an amendment of FASB Statements No. 87, 88, 106 and 132(R).

As a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its defined benefit pension plans by reducing its net pension asset by $5,834 to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recorded (i) a corresponding deferred tax asset of $2,217, (ii) a reduction in accrued pension obligations of $208 and (iii) a net after-tax charge of $3,409 in accumulated other comprehensive income (loss) in shareholders' equity.

The adjustment to accumulated other comprehensive income at adoption of FAS 158 represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of FASB Statement No. 87 ("Employers' Accounting for Pensions"), all of which were previously netted against the plan's funded status in the Company's consolidated balance sheet pursuant to the requirements of FASB Statement No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

The adoption of FAS 158 had no effect on the Company's consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company's operating results in future periods.

The incremental effects of adopting the provisions of FAS 158 on the Company's consolidated balance sheet at December 31, 2006 are presented in the table below, "Effect of Adopting FAS 158."  Had the Company not adopted FAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of FASB Statement No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled "Prior to Adopting FAS 158."

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

K.  Defined Benefit Pension Plans (continued)

	At December 31, 2006
	Prior to Adopting FAS 158	Effect of Adopting FAS 158	As Reported at December 31, 2006
Incremental Effect to the Balance Sheet
Net pension asset	$ -	$ 2,972	$ 2,972
Prepaid pension costs	8,806	(8,806)	-
	8,806	(5,834)	2,972
Deferred income taxes	1,546	2,217	3,763
Total assets	211,701	(3,617)	208,084

Accrued pension obligations, current	134	(117)	17
Accrued pension obligations, noncurrent	1,167	(91)	1,076
Total liabilities	126,216	(208)	126,008

Accumulated other comprehensive income (loss)	384	(3,409)	(3,025)
Total common shareholders' equity	85,485	(3,409)	82,076
Total liabilities and shareholders' equity	211,701	(3,617)	208,084

Amounts included in accumulated other comprehensive loss related to FAS 158 follow:

	At December 31, 2006
	Pretax	Net of Tax
Amounts included in accumulated other comprehensive income

Unrecognized net actuarial loss	$ 6,088	$ 3,774
Unrecognized prior service cost	224	139
Unrecognized transition asset	(357)	(221)
	$ 5,955	$ 3,692

The actuarial assumptions follow.  The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2006	2005
Actuarial assumptions

Discount rate	6.00%	5.75%
Expected long-term rate of return on plan assets	8.00	8.00
Rate of increase in future compensation levels	4.50	4.50

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

K.  Defined Benefit Pension Plans (continued)

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2006	2005	2004
Components of pension expense (income)

Service costs -- increase in benefit obligation earned	$ 1,357	$ 1,272	$ 1,098
Interest cost on projected benefit obligation	1,476	1,408	1,322
Expected return on plan assets	(2,177)	(1,987)	(1,971)
Amortization of net actuarial loss	220	449	268
Amortization of prior service cost	71	281	281
Amortization of transition asset	(72)	(72)	(72)
Net pension expense of defined benefit pension plans	$ 875	$ 1,351	$ 926

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the year ending December 31, 2007 follows:

	Year Ending December 31, 2007
	Pretax	Net of Tax
Amortization of costs expected to be recognized next year

Unrecognized net actuarial loss	$ 256	$ 159
Unrecognized prior service cost	32	20
Unrecognized transition asset	(72)	(45)
	$ 216	$ 134

Multiemployer Pension Plans Contributions--In addition to the Company-sponsored defined benefit plans, the Company contributes to several multiemployer plans. Total pension expense for multiemployer plans was $758 in 2006, $597 in 2005, and $368 in 2004.

Plan Assets--The percentages of the fair value of total plan assets, by major category, were as follows, along with the target range-of-percentage allocations for 2007 used as investment strategy.

	Percentage of Plan Assets at December 31,		Target Allocations
	2006	2005	2007
Plan assets - asset category

Equity securities	71%	70%	55% to 80%
Debt securities	29	30	28% to 33%
Total	100%	100%

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

K.  Defined Benefit Pension Plans (continued)

Investment Strategy and Risk Management for Plan Assets--The Company's investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plans. This is accomplished by preserving capital through diversification in high-quality investments and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans. Target range-of-percentage allocations to major categories of plan assets are based on the expected returns for the following 12-to-18 months. Equity securities are expected to be well-diversified and consist mainly of domestic and foreign issues, with no single holding exceeding 7% of total equity securities. Debt securities consist of fixed-income issues, generally with a laddered-maturity structure ranging from 1-to-12 years. There is no specific prohibition to investing in real estate. Derivatives, options or leverage are not used.

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets, as at
December 31, 2006, was 8.3%.

Expected Benefit Plan Payments--The benefits, as of December 31, 2006, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow.

Participants Benefits
Estimated future payments

Year ending December 31, 2007	$ 1,063
2008	1,082
2009	1,108
2010	1,135
2011	1,171
Years 2012 to 2016	6,895

Expected Benefit Plan Contributions--The Company expects, as of December 31, 2006, to make defined-benefit contributions totaling $117 before December 31, 2007.

L.  Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2006	2005	2004

United States	$ 17,936	$ 18,190	$ 19,080
Canada	3,987	2,263	1,816
Total	$ 21,923	$ 20,453	$ 20,896

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

L.  Income Taxes (continued)

The provision for income taxes follows:

	Year Ended December 31,
	2006	2005	2004
Currently payable:
Federal	$ 8,004	$ 13,138	$ 3,953
State	1,573	2,010	1,864
Canadian	1,223	631	649

Total current	10,800	15,779	6,466
Deferred taxes	(2,894)	(8,637)	2,177
Total taxes on income	$ 7,906	$ 7,142	$ 8,643

A reconciliation of the expected statutory U.S. federal rate to the Company's actual effective income tax rate follows:

	Year Ended December 31,
	2006	2005	2004

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5	3.5	5.7
Effect of Canadian income taxes	(.5)	(.7)	.1
All other, net	(2.9)	(2.9)	.6
Effective income tax rate	36.1%	34.9%	41.4%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2006	2005
Deferred tax assets:
Accrued compensated absences	$ 692	$ 599
Self-insurance accruals	5,363	4,801
Other assets (liabilities), net	36	(345)
Net deferred income tax assets--current	$ 6,091	$ 5,055

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

L.  Income Taxes (continued)

Significant components of the Company's noncurrent net deferred tax assets and liabilities at
December 31, were as follows:

	December 31,
	2006	2005
Deferred tax assets:
Self-insurance accruals	$ 9,540	$ 8,202
Intangibles	706	918
Accrued expenses and other liabilities	685	1,000
Other assets (liabilities), net	1,573	768
	12,504	10,888
Deferred tax liabilities:
Property and equipment	8,030	7,471
Prepaid pension costs	711	3,250
	8,741	10,721
Net deferred income tax assets (liabilities)--noncurrent	$ 3,763	$ 167

M.   Comprehensive Income (Loss)

The components of comprehensive income (loss) that relate to the Company are net income, currency translation adjustments, the change in fair value of the interest rate contracts designated as effective cash- flow hedges and, prior to the adoption of FAS 158, minimum pension liability adjustments. On December 31, 2006, the Company adopted FAS 158 which requires that employers (i) recognize the funded status of their defined benefit pension and other postretirement plans in their balance sheet and (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The effect of adopting FAS 158 is discussed in Note K, "Defined Benefit Pension Plans."

The components of other comprehensive income (loss) follow:

	Year Ended December 31,
	2006	2005	2004
Comprehensive Income
Net income	$ 14,017	$ 13,311	$ 12,253
Other comprehensive income (loss)
Currency translation adjustments	(35)	253	422
Interest rate contract, change in fair value	88	(56)	246
Minimum pension liability adjustments	(271)	73	(270)
Other comprehensive income (loss), before income taxes	(218)	270	398
Income tax benefit (expense), related to items of other comprehensive income	70	(6)	9
Other comprehensive income (loss)	(148)	264	407
Comprehensive income	$ 13,869	$ 13,575	$ 12,660

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

M.   Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, included in the equity section of the consolidated balance sheets follow:

	December 31,
	2006	2005	2004
Accumulated comprehensive income (loss)

Currency translation adjustments	$ 655	$ 690	$ 437
Fair value of interest rate contract	12	(43)	(8)
Minimum pension liability adjustments	-	(122)	(168)
Defined benefit pension plans--FAS 158	(3,692)	-	-
Accumulated comprehensive income (loss)	$ (3,025)	$ 525	$ 261

N.  Net Income Per Share

Net income per share is computed as follows:

	Year Ended December 31,
	2006	2005	2004
Income available to common shareholders:
Net income	$ 14,017	$ 13,311	$ 12,253

Weighted-average shares:
Basic:
Outstanding	7,539,617	7,594,463	7,729,829
Partially-paid share subscriptions	697,392	739,697	766,501
Basic weighted-average shares	8,237,009	8,334,160	8,496,330

Diluted:
Basic from above	8,237,009	8,334,160	8,496,330
Incremental shares from assumed:
Exercise of stock subscription purchase rights	122,005	105,453	74,883
Exercise of stock options	370,857	444,164	351,697
Diluted weighted-average shares	8,729,871	8,883,777	8,922,910

Net income per share:
Basic	$ 1.70	$ 1.60	$ 1.44
Diluted	$ 1.61	$ 1.50	$ 1.37

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

O.  Operations by Business Segment and Geographic Information

The Company's operating results are reported in two segments: Residential and Commercial Services, and Utility Services.

Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control. Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, are included in "All Other."

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

During the fourth quarter 2006, the Company aligned its reporting to more closely reflect its management structure. The amounts in the table below for 2005 and 2004 have been conformed to the 2006 reporting.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

O.  Operations by Business Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2006
Revenues	$ 233,419	$ 207,71	$ 26,404	$ -		$ 467,534
Income (loss) from operations	10,338	17,260	3,178	(4,960)	(a)	25,816
Interest expense				(2,768)		(2,768)
Interest income				176		176
Other income (expense), net				(1,301)		(1,301)
Income before income taxes						21,923

Depreciation	$ 12,981	$ 9,543	$ 738	$ 3,729	(b)	$ 26,991
Capital expenditures	16,602	11,407	402	4,024		32,435
Segment assets, total	87,149	59,566	6,645	54,724	(c)	208,084

Fiscal Year 2005
Revenues	$ 209,327	$ 196,461	$ 25,823	$ -		$ 431,611
Income (loss) from operations	9,567	13,509	3,191	(3,053)	(a)	23,214
Interest expense				(2,196)		(2,196)
Interest income				260		260
Other income (expense), net				(825)		(825)
Income before income taxes						20,453

Depreciation	$ 10,696	$ 9,378	$ 527	$ 3,546	(b)	$ 24,147
Capital expenditures	16,801	10,892	356	3,936		31,985
Segment assets, total	77,816	60,658	5,750	49,905	(c)	194,129

Fiscal Year 2004
Revenues	$ 188,558	$ 194,828	$ 15,262	$ -		$ 398,648
Income (loss) from operations	8,624	14,037	722	(1,809)	(a)	21,574
Interest expense				(1,827)		(1,827)
Interest income				1,949		1,949
Other income (expense), net				(800)		(800)
Income before income taxes						20,896

Depreciation	$ 9,533	$ 8,819	$ 336	$ 2,395	(b)	$ 21,083
Capital expenditures	17,109	14,841	381	6,151		38,482
Segment assets, total	68,424	58,836	3,862	51,983	(c)	183,105

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.
(b)	Reduction to straight-line depreciation expense from declining balance method and depreciation and amortization of corporate assets.
(c)	Corporate assets include cash and cash equivalents, prepaid expenses, corporate facilities, enterprise-wide information systems, intangibles, and deferred and other nonoperating assets.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

O.  Operations by Business Segment and Geographic Information

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2006	2005	2004
Revenues

United States	$ 424,466	$ 398,429	$ 370,639
Canada	43,068	33,182	28,009
	$ 467,534	$ 431,611	$ 398,648

	December 31,
	2006	2005	2004
Long-lived assets, net

United States	$ 92,348	$ 85,842	$ 81,588
Canada	13,287	11,419	9,320
	$ 105,635	$ 97,261	$ 90,908

P.  Commitments and Contingencies

At December 31, 2006, the Company was contingently liable to its principal banks in the amount of $62,516 for letters of credit outstanding primarily related to insurance coverage.

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

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2006
(In thousands, except share data)

Q.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2006 and 2005.

	Fiscal 2006, Three Months Ended
	Apr 1	Jul 1	Sept 30	Dec 31
Revenues	$ 101,372	$ 132,332	$ 122,897	$ 110,933
Gross profit	31,397	48,254	42,162	40,615
Income from operations	33	13,721	6,847	5,215
Net income (loss)	(606)	7,694	3,749	3,180

Net income (loss) per share -- Basic	$ (.08)	$ 1.00	$ .48	$ .41
Net income (loss) per share -- Diluted	$ (.08)	$ .94	$ .45	$ .39

ESOT Valuation per share	$ 22.50	$ 24.00	$ 24.00	$ 25.90

Fourth quarter 2006 includes a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit by approximately $4,894.

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

*  *  *  *  *