Form 10-Q
period 2007-03-31
DAVEY TREE EXPERT CO
filed 2007-05-04
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 7,371,979 Common Shares outstanding as of May 1, 2007.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 31, 2007

INDEX

"We", "Us", "Our", "Davey" and "Davey Tree" unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share dollar amounts)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash	$ 475	$ 2,101
Accounts receivable, net	69,942	70,429
Operating supplies	4,715	3,878
Other current assets	14,878	13,453
Total current assets	90,010	89,861

Property and equipment	330,808	314,884
Less accumulated depreciation	219,899	218,362
	110,909	96,522

Other assets	13,324	13,181
Identified intangible assets and goodwill, net	10,659	9,113
	$ 224,902	$ 208,677

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 17,026	$ 19,528
Accrued expenses	16,339	21,900
Other current liabilities	18,047	22,611
Total current liabilities	51,412	64,039

Long-term debt	56,256	31,951
Self-insurance accruals	31,520	25,716
Other noncurrent liabilities	4,732	4,895
	143,920	126,601

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	5,972	5,453
Common shares subscribed, unissued	8,054	8,369
Retained earnings	119,486	121,624
Accumulated other comprehensive loss	(3,069)	(3,025)
	141,171	143,149
Less: Cost of Common shares held in treasury; 3,161 shares at March 31, 2007 and 3,218 shares at December 31, 2006	57,004	57,654
Common shares subscription receivable	3,185	3,419
	80,982	82,076
	$ 224,902	$ 208,677

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 31, 2007	April 1, 2006

Revenues	$ 103,841	$ 101,372

Costs and expenses:
Operating	71,840	69,975
Selling	17,156	16,208
General and administrative	9,308	8,819
Depreciation and amortization	6,726	6,458
Gain on sale of assets, net	(4)	(121)
	105,026	101,339

Income (loss) from operations	(1,185)	33

Other income (expense):
Interest expense	(863)	(581)
Interest income	115	56
Other, net	(474)	(516)

Loss before income taxes	(2,407)	(1,008)

Income tax benefits	(926)	(402)

Net loss	$ (1,481)	$ (606)

Net loss per share -- basic and diluted	$ (.19)	$ (.08)

Weighted-average shares outstanding -- basic and diluted	7,677	7,689

Dividends declared per share	$ .08	$ .075

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2007	April 1, 2006
Operating activities
Net loss	$ (1,481)	$ (606)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,726	6,458
Other	(81)	40
Changes in operating assets and liabilities:
Accounts receivable	487	1,518
Operating liabilities	(3,563)	(2,659)
Other	(1,917)	(3,121)
	1,652	2,236
Net cash provided by operating activities	171	1,630

Investing activities
Capital expenditures:
Equipment	(18,275)	(18,121)
Land and buildings	(2,043)	(159)
Other	(1,430)	(237)
Net cash used in investing activities	(21,748)	(18,517)

Financing activities
Revolving credit facility proceeds, net	23,600	13,300
Purchase of common shares for treasury	(1,235)	(1,150)
Sale of common shares from treasury	1,991	1,872
Dividends	(657)	(619)
Other	(3,748)	776
Net cash provided by financing activities	19,951	14,179

Decrease in cash	(1,626)	(2,708)

Cash, beginning of period	2,101	3,445

Cash, end of period	$ 475	$ 737

Supplemental cash flow information follows:
Interest paid	$ 639	$ 569
Income taxes paid	992	771
Detail of acquisitions:
Assets acquired:
Equipment	$ 504	$ -
Intangibles	1,980	45
Liabilities assumed	(94)	-
Debt issued for purchases of businesses	(1,074)	-
Cash paid	$ 1,316	$ 45

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
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

Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006 (the "2006 Annual Report").

Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. The Company's consolidated financial statements include amounts that are based on management's best estimates and judgments.  Actual results could differ from those estimates.

New Accounting Pronouncement Adopted-- Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 applies to all "tax positions" accounted for under FASB Statement No. 109. FIN 48 refers to "tax positions" as positions taken in a previously-filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on the results of operations or financial position.

New Accounting Pronouncement Requiring Adoption in 2008-- In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands presentations about such fair value measurements. The Company is required to adopt FAS 157 in 2008 and is currently assessing the impact of FAS 157 on its consolidated financial statements.

Financial Statement Presentation-Changes--Certain amounts have been reclassified to conform to the current interim period presentation.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

(Amounts in thousands, except share data)

B.  Seasonality of Business

Operating results for the three months ended March 31, 2007 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2007 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	March 31, 2007	December 31, 2006
Accounts receivable	$ 64,976	$ 68,370
Receivables under contractual arrangements	8,147	6,151
	73,123	74,521
Less allowances for doubtful accounts	3,181	4,092
	$ 69,942	$ 70,429

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

D.   Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2007	December 31, 2006

Revolving credit facility
Prime rate borrowings	$ 5,100	$ 4,500
LIBOR borrowings	50,000	27,000
	55,100	31,500
Term loans	2,782	3,312
	57,882	34,812
Less current portion	1,626	2,861
	$ 56,256	$ 31,951

Revolving Credit Facility--The Company has a $147,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $147,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
(Amounts in thousands, except share data)

D.  Long-Term Debt (continued)

As of March 31, 2007, the Company had unused commitments under the facility approximating $33,456, with $113,544 committed, consisting of borrowings of $55,100 and issued letters of credit of $58,444.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Interest Rate Contracts--The Company uses interest rate contracts to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  In March 2007, the Company entered into an additional interest rate contract with an underlying notional amount totaling $10,000, which requires interest to be paid at 5.15% and maturing in March 2012 (the existing interest rate contract has an underlying notional amount totaling $10,000, requiring interest to be paid at 4.96% and maturing in November 2008).  The fair value of these contracts is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreements, a liability of $127 at March 31, 2007.

E.  Stock-Based Compensation

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

Stock-based compensation expense under all share-based payment plans - our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units - included in the results of operations follows:

Three Months Ended
	March 31, 2007	April 1, 2006

Compensation expense, all share-based payment plans	$ 332	$ 142

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
(Amounts in thousands, except share data)

E.  Stock-Based Compensation (continued)

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost being recognized during the three months ended March 31, 2007 of $64 and $58 for the three months ended April 1, 2006.

Stock Option Plans--Since adopting FASB Statement No. 123 (revised), "Share-Based Payment ("FAS 123R") on January 1, 2006 and through the end of the first quarter, March 31, 2007, there were 238,000 stock option awards granted. The stock option awards were granted at an exercise price equal to the fair market value of the Company's common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options during the three months ended March 31, 2007 was $72.

Performance-Based Restricted Stock Units--During February 2007, the Compensation Committee of the Board of Directors awarded 24,193 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of
March 31, 2007.

Unvested Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2007	118,648
Granted	24,193
Forfeited	-
Vested	-
Unvested, March 31, 2007	142,841	$ 20.05	$ 1,585	$ 3,700

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of the Company's common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $196 for the three months ended
March 31, 2007 and $84 for the three months ended April 1, 2006.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
(Amounts in thousands, except share data)

E.  Stock-Based Compensation (continued)

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

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 31, 2007.

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2007	767,525	$ 16.34
Granted	-	-
Exercised	(22,000)	13.50
Forfeited	(18,000)	12.80
Outstanding, March 31, 2007	727,525	16.50	7.3 years	$ 6,839

Exercisable, March 31, 2007	292,525	13.89	6.2 years	$ 3,513

"Intrinsic value" is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at March 31, 2007 is summarized below:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$ 13.50	457,925	6.7 years	$ 13.50	252,925	$ 13.50
22.50	230,000	9.2 years	22.50	-	22.50
	687,925	7.5 years	16.51	252,925	13.50
Director options:
$11.00 to $22.50	39,600	2.8 years	16.36	39,600	16.36
	727,525	7.3 years	16.50	292,525	13.89

The Company issues common shares from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
(Amounts in thousands, except share data)

F.  Net Periodic Benefit Cost--Defined Benefit Plans

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended
	March 31, 2007	April 1, 2006
Components of pension cost

Service costs--increase in benefit obligation earned	$ 395	$ 353
Interest cost on projected benefit obligation	397	369
Expected return on plan assets	(536)	(544)
Amortization of net actuarial loss	64	55
Amortization of prior service cost	8	18
Amortization of transition asset	(18)	(18)
Net pension cost of defined benefit pension plans	$ 310	$ 233

Employer Contributions--The Company expects, as of March 31, 2007, to make defined-benefit plan contributions totaling $117 before December 31, 2007.

G.  Income Taxes

The Company adopted FIN 48 effective January 1, 2007. At that date, the Company had $3,152 of unrecognized tax benefits, of which $1,088 would affect the Company's effective tax rate if recognized. Also as of the adoption date, the Company had accrued interest expense related to the unrecognized tax benefits of $406. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. At March 31, 2007, the unrecognized tax benefits and the accrued interest expense did not change significantly from January 1, 2007. The Company expects that it is reasonably possible that the unrecognized tax benefits will decrease by $312 as of March 31, 2008, based on tax years open to examination.

The tax years from 2002 to 2006 remain open to examination by the major tax jurisdictions to which the Company and its subsidiaries are subject.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
(Amounts in thousands, except share data)

H.  Comprehensive Loss

The components of comprehensive loss follow:

	Three Months Ended
	March 31, 2007	April 1, 2006
Comprehensive Loss
Net loss	$ (1,481)	$ (606)
Other comprehensive income (loss)
Currency translation adjustments	47	20
Interest rate contracts, change in fair value	(146)	108
Other comprehensive income (loss), before income taxes	(99)	128
Income tax benefit (expense), related to items of other comprehensive income	55	(41)
Other comprehensive income (loss)	(44)	87
Comprehensive loss	$ (1,525)	$ (519)

I.  Net Loss Per Share and Common Shares Outstanding

Net loss per share is computed as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Loss available to common shareholders:
Net loss	$ (1,481)	$ (606)

Weighted-average shares:
Basic:
Outstanding	7,511,258	7,506,952
Partially-paid share subscriptions	165,487	182,391
Basic weighted-average shares	7,676,745	7,689,343

Diluted:
Basic from above	7,676,745	7,689,343
Incremental shares from assumed:
Exercise of stock subscription purchase rights	130,169	113,508
Exercise of stock options	263,797	435,392
Diluted weighted-average shares	8,070,711	8,238,243

Net loss per share -- basic and diluted	$ (.19)	$ (.08)

Diluted net loss per share excludes the incremental shares from assumed exercise of stock subscription purchase rights and stock options as the effect is antidilutive.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
(Amounts in thousands, except share data)

I.  Net Loss Per Share and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended March 31, 2007 follows:

Shares outstanding at December 31, 2006	7,510,381

Shares purchased	(47,685)
Shares sold	57,526
Stock subscription offering -- cash purchases	25,669
Options exercised	22,000
57,510
Shares outstanding at March 31, 2007	7,567,891

On March 31, 2007, the Company had 7,567,891 common shares outstanding, options exercisable to purchase 292,525 common shares, partially-paid subscriptions for 671,141 common shares and purchase rights outstanding for 250,604 common shares.

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

The purchase rights outstanding were granted, in connection with the stock subscription offering completed in August 2002, to all employees (excluding directors, officers and certain operations management) that purchased $5 or more of common shares. A right to purchase one additional common share at $12.00 per share was granted for every two common shares purchased. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by the Company.

J.  Segment Information

The Company's operating results are reported in two segments: Residential and Commercial Services, and Utility Services.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
(Amounts in thousands, except share data)

J.  Segment Information (continued)

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

Measurement of Segment Profit and Loss and Segment Assets--The Company evaluates performance and allocates resources based primarily on operating income and also actively manages business unit operating assets. Segment information, including reconciling adjustments, is presented consistently with the basis described in the 2006 Annual Report.

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended March 31, 2007
Revenues	$ 56,418	$ 40,416	$ 7,007	$ -	$ 103,841
Income (loss) from operations	2,344	(1,968)	(866)	(695)	(1,185)
Interest expense				(863)	(863)
Interest income				115	115
Other income (expense), net				(474)	(474)
Loss before income taxes					$ (2,407)

Three Months Ended April 1, 2006

Revenues	$ 58,450	$ 37,500	$ 5,422	$ -	$ 101,372
Income (loss) from operations	3,279	(2,161)	(685)	(400)	33
Interest expense				(581)	(581)
Interest income				56	56
Other income (expense), net				(516)	(516)
Loss before income taxes					$ (1,008)

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended
	March 31, 2007	April 1, 2006

Revenues	100.0%	100.0%

Costs and expenses:
Operating	69.1	69.0
Selling	16.5	16.0
General and administrative	9.0	8.7
Depreciation and amortization	6.5	6.4
Gain on sale of assets, net	-	(.1)

Income (loss) from operations	(1.1)	-

Other income (expense):
Interest expense	(.8)	(.6)
Interest income	.1	.1
Other, net	(.5)	(.5)

Loss before income taxes	(2.3)	(1.0)

Income taxes	(.9)	(.4)

Net loss	(1.4%)	(.6%)

Results of Operations--First Quarter--Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006

Revenues--Consolidated revenues of $103,841 increased $2,469 compared with $101,372 in 2006. Utility Services decreased $2,032 or 3.5% compared with the first three months of 2006. Reductions in an existing contract in the southeastern United States coupled with customer-imposed budget restrictions on another contract within our eastern utility operations accounted for the decrease. Residential and Commercial Services increased $2,916 or 7.8% from the comparable period last year.  The increase is attributable to storm-related work in the northwestern and northeastern parts of the United States. The remaining change between consolidated revenues and segment revenues, an increase of $1,585, occurred in all other.

Operating Expenses--Consolidated operating expenses of $71,840 increased $1,865 compared with the first three months of 2006 and, as a percentage of revenues, increased .1% to 69.1%. Utility Services decreased $1,625 or 3.7% compared with the first three months of 2006. Reductions in labor and equipment costs, the result of contract reductions and customer-imposed budget restrictions in our eastern utility operations, account for the decrease. Residential and Commercial Services increased $2,139 or 9.8% compared with 2006.  Labor, equipment, material, and subcontractor expense associated with the additional storm-related revenue account for the increase. The remaining change between consolidated operating expenses and segment operating expenses, an increase of $1,351, occurred in all other and reconciling adjustments.

Utility Services operating income decreased $935 to $2,344 for the first three months of 2007 as compared with $3,279 during 2006. While Utility Services revenues decreased as discussed above, all utility services cost categories, including operating expenses, were also negatively impacted by one contract in our western utility operations. This contract had a negative impact on other contracts through losses of production and use of personnel and equipment. This western utility contract, during the first three months of 2007, had operating losses of $910, as compared with operating losses of $284 during the first three months of 2006. The operating losses of $910 include provision for anticipated loss, although we expect operating losses from this contract to continue and be recognized through completion of the contract.

Selling Expenses--Consolidated selling expenses of $17,156 for the first three months increased $948 over the first three months of 2006 and as a percentage of revenues increased .5% to 16.0%.  Utility Services experienced an increase of $102 or 2.0% over the same period last year, primarily for field management wages and travel. Residential and Commercial Services experienced an increase of $438 or 3.9% over the first three months of 2006. The increase is attributable to increased field management wages and incentives expense, office rent and employee development and training expense. The remaining change between consolidated selling expenses and segment selling expenses, an increase of $408, occurred in all other and reconciling adjustments.

General and Administrative Expenses--General and administrative expenses of $9,308 increased $489 from $8,819 in the first three months of 2007 and as a percentage of revenues, increased .3% to 9.0%.  The increase is attributable to an increase in salary and incentive expense, professional services and stock-based compensation expense, which was partially offset by decreases in employee education and training expense and computer and office supplies.

Depreciation and Amortization Expense--Depreciation and amortization expense of $6,726 increased $268 from $6,458 in the first three months of 2007, and as a percentage of revenues increased .1% to 6.5%.  The increase is attributable to additional capital expenditures for equipment among the segments, necessary to support the increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $4 decreased $117 from the $121 experienced in the first three months of 2006.  The decrease is the result of a change in the mix of equipment disposed of in the first three months of 2007 as compared to the first three months of 2006.  Gain on the sale of assets in the first three months of 2006 included the sale of multiple aerial trucks, while none were disposed of in the first three months of 2007.

Interest Expense--Interest expense of $863 increased $282 from the $581 incurred in the first three months of 2006.  The increase is the result of higher debt levels and higher interest rates on our bank borrowings as compared to the first three months of 2006.

Income Taxes--Income tax benefits of $926 increased $524 from the income tax benefit of $402 in the first three months of 2006.  The 2007 effective tax rate was 38.5% as compared to 39.9% in 2006.

Net Loss--Net loss for the first three months of 2007 of $1,481 was $875 more than the $606 loss experienced in the first three months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and April 1, 2006, are summarized as follows:

	2007	2006
Cash provided by (used in):
Operating activities	$ 171	$ 1,630
Investing activities	(21,748)	(18,517)
Financing activities	19,951	14,179
Decrease in cash	$ 1,626	$ 2,708

Cash Provided by Operating Activities--Cash provided by operating activities for the first three months of 2007 decreased $1,459 as compared to the first three months of 2006. The decrease was primarily attributable to an $875 net loss increase, $731 more cash used by changes in operating assets and liabilities, offset by a $268 increase in depreciation and amortization.

Accounts receivable decreased $487 during the first quarter 2007 as compared with first quarter 2006. The decrease arises primarily from business seasonality. With respect to the change in accounts receivable arising from business seasonality, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of first quarter 2007 was 61 days, the same DSO as at the end of first quarter 2006.

Accounts payable and accrued expenses decreased $8,063 during the first three months of 2007. Decreases in employee compensation, self-insured medical claims and tax liabilities were partially offset by increases in trade payable and customer deposits. Self-insurance accruals increased $4,500 in the first three months of 2007, which was $2,087 more than the increase of $2,413 experienced in the first three months of 2006. The increase occurred in all classifications -- workers' compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Operating assets, net increased $1,917 during the first three months of 2007, as compared with the $3,121 increase in the first three months of 2006.  The increase is attributable to increases in prepaid expenses and deposits related to insurance coverage and operating supplies.

Cash Used In Investing Activities--Cash used in investing activities increased by $3,231 during the first three months of 2007 as compared with the first three months of 2006, primarily due to higher expenditures for the purchase of businesses as well as additional purchases of land and buildings necessary to support our operations. We anticipate that capital expenditures in 2007 will exceed that of 2006.

Cash Provided by Financing Activities--Cash provided by financing activities increased by $5,772 during the first three months of 2007 as compared with the first three months of 2006. Our revolving credit facility provided $10,300 more in the first three months of 2007 compared with the first three months of 2006, used primarily for capital expenditures and payments of notes payable, primarily related to acquisitions completed in prior periods ($3,748). Treasury share transactions (purchases and sales) provided $34 more than the $722 provided in the first three months of 2006.  Dividends paid increased to $657 as compared with $619 paid in the first three months of 2006.

Revolving Credit Facility-We have a $147,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $147,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of March 31, 2007, our unused commitments under the facility approximated $33,456, with $113,544 committed, consisting of borrowings of $55,100 and issued letters of credit of $58,444.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at March 31, 2007, to make future payments for the periods indicated.

		Nine Months Ending December 31,	Year Ending December 31,
Description	Total	2007	2008	2009	2010	2011	Thereafter
Revolving credit facility	$ 55,100	$ -	$ -	$ -	$ -	$ 55,100	$ -
Term loans	2,782	1,121	806	480	225	150	-
Capital lease obligations	1,329	398	487	444	-	-	-
Operating lease obligations	7,719	2,217	2,082	1,294	896	575	655
Self-insurance accruals	45,552	13,047	12,294	7,609	3,635	1,627	7,340
Other liabilities	3,920	783	606	557	278	193	33
	$116,402	$ 17,566	$ 16,275	$ 10,384	$ 5,034	$ 57,645	$ 8,028

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at March 31, 2007 and amounts estimated to be due each year may differ from actual payments required to fund claims. Other liabilities include estimates of future funding requirements related to retirement plans and other items. Because their future cash outflows are uncertain, noncurrent deferred taxes have been excluded from the summary above.

As of March 31, 2007, we were contingently liable for letters of credit in the amount of $62,516, of which $58,444 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2007 through 2009.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and two other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At March 31, 2007, we had working capital of $38,598, short-term lines of credit approximating $5,226 and $33,456 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

New Accounting Pronouncements

New Accounting Pronouncement Adopted--Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). The adoption of FIN 48 had no effect on the results of operations or financial position.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

■ Our business, other than tree services to utility customers, is highly seasonal and weather-dependent.

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

■ We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.

■ We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.

■   Our facilities could be damaged or our operations could be disrupted, or our customers or vendors may be adversely affected, by events such as natural disasters, pandemics, terrorist attacks or other external events.

■ We may become subject to claims and litigation that may have an adverse effect on us.

■ We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual future results.

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in our annual report on Form 10-K for the year ended December 31, 2006 in "Item 1A. Risk Factors."

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended March 31, 2007, there have been no material changes in the reported market risks presented in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

During the quarter ended March 31, 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3, 4 and 5 are not applicable.
Item 1A. Risk Factors.

Information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Note Regarding Forward-Looking Statements," in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of the Company's annual report on From 10-K for the year ended December 31, 2006.  There have been no material changes from the risk factors described previously in the Company's annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by the Company of its common shares outstanding during the first three months of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2007
January 1 to January 27	-	-	n/a	n/a
January 28 to February 24	-	-	n/a	n/a
February 25 to March 31	47,685	$ 25.90	n/a	n/a

Total First Quarter	47,685	25.90

Total Year to Date	47,685	25.90

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 4, 2007		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 4, 2007	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Vice President and Controller
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