Form 10-Q
period 2007-06-30
DAVEY TREE EXPERT CO
filed 2007-08-07
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 7,309,139 Common Shares outstanding as of August 3, 2007.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 30, 2007

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4

               Note A - Basis of Financial Statement Presentation
               Note B - Seasonality of Business
               Note C - Accounts Receivable, Net
               Note D - Long-Term Debt
               Note E - Stock-Based Compensation
               Note F - Net Periodic Benefit Cost-Defined Benefit Plans
               Note G - Income Taxes
               Note H - Comprehensive Income (Loss)
               Note I - Net Income Per Share and Common Shares Outstanding
               Note J - Segment Information

5 6 6 6 7 10 10 11 11 12

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
               Results of Operations
               Liquidity and Capital Resources
               Off-Balance Sheet Arrangements
               Contractual Obligations Summary
               New Accounting Pronouncements
               Critical Accounting Policies and Estimates
               Note Regarding Forward-Looking Statements

14 14 17 19 19 20 20 22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 6. Exhibits	25
Signatures	26
Exhibit Index	27

                                    "We", "Us", "Our", "Davey" and "Davey Tree" unless the context otherwise requires, means The Davey Tree Expert
                                    Company and its subsidiaries.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share dollar amounts)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash	$ 2,005	$ 2,101
Accounts receivable, net	89,905	70,429
Operating supplies	4,224	3,878
Other current assets	9,928	13,453
Total current assets	106,062	89,861

Property and equipment	340,769	314,884
Less accumulated depreciation	226,960	218,362
	113,809	96,522

Other assets	14,412	13,181
Identified intangible assets and goodwill, net	12,145	9,113
	$ 246,428	$ 208,677

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 17,328	$ 19,528
Accrued expenses	21,970	21,900
Other current liabilities	17,539	22,611
Total current liabilities	56,837	64,039

Long-term debt	65,528	31,951
Self-insurance accruals	33,217	25,716
Other noncurrent liabilities	5,070	4,895
	160,652	126,601

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	7,150	5,453
Common shares subscribed, unissued	7,910	8,369
Retained earnings	128,726	121,624
Accumulated other comprehensive loss	(1,876)	(3,025)
	152,638	143,149
Less: Cost of Common shares held in treasury; 3,425 shares at June 30, 2007 and 3,218 shares at December 31, 2006	63,835	57,654
Common shares subscription receivable	3,027	3,419
	85,776	82,076
	$ 246,428	$ 208,677

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenues	$ 143,380	$ 132,332	$ 247,221	$ 233,704

Costs and expenses:
Operating	87,736	84,078	159,576	154,053
Selling	21,692	19,450	38,848	35,658
General and administrative	9,970	8,123	19,278	16,942
Depreciation and amortization	7,130	7,045	13,856	13,503
Loss (gain) on sale of assets, net	1	(85)	(3)	(206)
	126,529	118,611	231,555	219,950

Income from operations	16,851	13,721	15,666	13,754

Other income (expense):
Interest expense	(1,065)	(860)	(1,928)	(1,441)
Interest income	104	68	219	124
Other, net	130	(127)	(344)	(643)

Income before income taxes	16,020	12,802	13,613	11,794

Income tax	6,167	5,108	5,241	4,706

Net income	$ 9,853	$ 7,694	$ 8,372	$ 7,088

Net income per share:
Basic	$ 1.30	$ 1.00	$ 1.08	$ .90
Diluted	$ 1.24	$ .94	$ 1.03	$ .84

Weighted-average shares outstanding:
Basic	7,559	7,718	7,779	7,877
Diluted	7,932	8,205	8,163	8,395

Dividends declared per share	$ .08	$ .075	$ .16	$ .145

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2007	July 1, 2006
Operating activities
Net income	$ 8,372	$ 7,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,856	13,503
Other	116	916
Changes in operating assets and liabilities:
Accounts receivable	(19,476)	(15,772)
Operating liabilities	4,032	1,163
Other	3,059	(1,585)
	1,587	(1,775)
Net cash provided by operating activities	9,959	5,313

Investing activities
Capital expenditures:
Equipment	(23,989)	(26,447)
Land and buildings	(4,696)	(213)
Purchases of businesses	(2,441)	(526)
Other	(215)	(335)
Net cash used in investing activities	(31,341)	(27,521)

Financing activities
Revolving credit facility proceeds, net	32,400	21,800
Borrowings (payments) of notes payable	(2,771)	818
Payments of long-term debt and capital leases	(1,811)	(1,305)
Purchase of common shares for treasury	(11,386)	(5,135)
Sale of common shares from treasury	6,124	4,245
Dividends	(1,270)	(1,244)
Net cash provided by financing activities	21,286	19,179

Decrease in cash	(96)	(3,029)

Cash, beginning of period	2,101	3,445

Cash, end of period	$ 2,005	$ 416

Supplemental cash flow information follows:
Interest paid	$ 1,642	$ 1,330
Income taxes paid	5,451	6,817
Detail of acquisitions:
Assets acquired:
Equipment	$ 798	$ 141
Intangibles	3,744	835
Liabilities assumed	316	-
Debt issued for purchases of businesses	1,785	450
Cash paid	$ 2,441	$ 526

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
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
June 30, 2007

(Amounts in thousands, except share data)

B.  Seasonality of Business

Operating results for the six months ended June 30, 2007 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2007 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	June 30, 2007	December 31, 2006

Accounts receivable	$ 79,824	$ 68,370
Receivables under contractual arrangements	13,107	6,151
	92,931	74,521
Less allowances for doubtful accounts	3,026	4,092
	$ 89,905	$ 70,429

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

D.   Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006

Revolving credit facility
Prime rate borrowings	$ 4,900	$ 4,500
LIBOR borrowings	59,000	27,000
	63,900	31,500
Term loans	2,778	3,312
	66,678	34,812
Less current portion	1,150	2,861
	$ 65,528	$ 31,951

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
June 30, 2007
(Amounts in thousands, except share data)

D.  Long-Term Debt (continued)

As of June 30, 2007, the Company had unused commitments under the facility approximating $36,475, with $110,525 committed, consisting of borrowings of $63,900 and issued letters of credit of $46,625.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Interest Rate Contracts--The Company uses interest rate contracts to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  The fair value of these contracts is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreements, an asset to be received of $115 at June 30, 2007.

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

Stock-based compensation expense under all share-based payment plans - our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units - included in the results of operations follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Compensation expense, all share-based payment plans	$ 379	$ 179	$ 711	$ 321

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
(Amounts in thousands, except share data)

E.  Stock-Based Compensation (continued)

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $121 being recognized during the six months ended June 30, 2007 and of $112 during the six months ended July 1, 2006.

Stock Option Plans--Since adopting FASB Statement No. 123 (revised), "Share-Based Payment ("FAS 123R") on January 1, 2006 and through the end of the second quarter, June 30, 2007, there were 246,000 stock option awards granted. The stock option awards were granted at an exercise price equal to the fair market value of the Company's common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options was $152 during the six months ended June 30, 2007 and was $24 during the six months ended July 1, 2006.

Performance-Based Restricted Stock Units--During February 2007, the Compensation Committee of the Board of Directors awarded 24,193 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of
June 30, 2007.

Unvested Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Unrecognized Compensation Cost	Aggregate Intrinsic Value

Unvested, January 1, 2007	118,648
Granted	24,193
Forfeited	-
Vested	-
Unvested, June 30, 2007	142,841	$ 20.05	$ 1,343	$ 3,700

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of the Company's common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $438 for the six months ended June 30, 2007 and $185 for the six months ended July 1, 2006.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
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

General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 30, 2007.

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2007	767,525	$ 16.34
Granted	8,000	25.90
Exercised	(38,000)	13.21
Forfeited	(18,000)	13.34
Outstanding, June 30, 2007	719,525	16.69	7.1 years	$ 6,627

Exercisable, June 30, 2007	322,525	15.17	6.5 years	$ 3,461

"Intrinsic value" is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at June 30, 2007 is summarized below:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

Employee options:
$ 13.50	453,925	6.4 years	$ 13.50	248,925	$ 13.50
22.50	230,000	8.9 years	22.50	46,000	22.50
	683,925	7.2 years	16.53	294,925	14.90
Director options:
$11.00 to $25.90	35,600	3.9 years	19.78	27,600	18.00
	719,525	7.1 years	16.69	322,525	15.17

The Company issues common shares from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
(Amounts in thousands, except share data)

F.  Net Periodic Benefit Cost--Defined Benefit Plans

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Components of pension cost

Service costs--increase in benefit obligation earned	$ 396	$ 354	$ 791	$ 707
Interest cost on projected benefit obligation	397	369	794	738
Expected return on plan assets	(537)	(545)	(1,073)	(1,089)
Amortization of net actuarial loss	64	55	128	110
Amortization of prior service cost	8	18	16	36
Amortization of transition asset	(18)	(18)	(36)	(36)
Net pension cost of defined benefit pension plans	$ 310	$ 233	$ 620	$ 466

Employer Contributions--Contributions of $46 were made to the defined-benefit plans during the six-months ended June 30, 2007.  The Company expects, as of June 30, 2007, to make additional defined-benefit plan contributions totaling $71 before December 31, 2007.

G.  Income Taxes

The Company adopted FIN 48 effective January 1, 2007. At that date, the Company had $3,152 of unrecognized tax benefits, of which $1,088 would affect the Company's effective tax rate if recognized. Also as of the adoption date, the Company had accrued interest expense related to the unrecognized tax benefits of $406. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. At June 30, 2007, the unrecognized tax benefits and the accrued interest expense did not change significantly from January 1, 2007. The Company expects that it is reasonably possible that the unrecognized tax benefits will decrease by $312 as of June 30, 2008, based on tax years open to examination.

The tax years from 2002 to 2006 remain open to examination by the major tax jurisdictions to which the Company and its subsidiaries are subject.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
(Amounts in thousands, except share data)

H.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Comprehensive income
Net income	$ 9,853	$ 7,694	$ 8,372	$ 7,088
Other comprehensive income (loss)
Currency translation adjustments	1,043	385	1,090	405
Interest rate contracts, change in fair value	241	75	95	183
Other comprehensive income, before income taxes	1,284	460	1,185	588
Income tax expense, related to items of other comprehensive income	(91)	(28)	(36)	(69)
Other comprehensive income	1,193	432	1,149	519
Comprehensive income	$ 11,046	$ 8,126	$ 9,521	$ 7,607

I.  Net Income Per Share and Common Shares Outstanding

Net income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Income available to common shareholders:
Net income	$ 9,853	$ 7,694	$ 8,372	$ 7,088

Weighted-average shares:
Basic:
Outstanding	7,394,608	7,539,777	7,452,611	7,523,455
Partially-paid share subscriptions	164,332	177,776	326,857	353,599
Basic weighted-average shares	7,558,940	7,717,553	7,779,468	7,877,054

Diluted:
Basic from above	7,558,940	7,717,553	7,779,468	7,877,054
Incremental shares from assumed:
Exercise of stock subscription purchase rights	130,036	113,162	130,102	113,334
Exercise of stock options	243,251	373,924	253,467	404,488
Diluted weighted-average shares	7,932,227	8,204,639	8,163,037	8,394,876

Net income per share:
Basic	$ 1.30	$ 1.00	$ 1.08	$ .90
Diluted	$ 1.24	$ .94	$ 1.03	$ .84

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
(Amounts in thousands, except share data)

I.  Net Income Per Share and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended June 30, 2007 follows:

Shares outstanding at December 31, 2006	7,510,381

Shares purchased	(439,606)
Shares sold	161,273
Stock subscription offering -- cash purchases	33,445
Options exercised	38,000
(206,888)
Shares outstanding at June 30, 2007	7,303,493

On June 30, 2007, the Company had 7,303,493 common shares outstanding, options exercisable to purchase 322,525 common shares, partially-paid subscriptions for 659,132 common shares and purchase rights outstanding for 247,932 common shares.

The partially-paid subscriptions relate to common shares purchased at $12.00 per share, in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven- year promissory note for the balance due, with interest at 4.75% per year.  Promissory note payments, of both principal and interest, are made either by payroll deduction or annual lump-sum payment.  The promissory notes are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

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
June 30, 2007
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

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended June 30, 2007
Revenues	$ 62,709	$ 68,674	$ 11,997	$ -	$ 143,380
Income (loss) from operations	5,990	11,680	252	(1,071)	16,851
Interest expense				(1,065)	(1,065)
Interest income				104	104
Other income (expense), net				130	130
Income before income taxes					$ 16,020

Three Months Ended July 1, 2006
Revenues	$ 59,253	$ 64,015	$ 9,064	$ -	$ 132,332
Income (loss) from operations	3,004	10,173	1,248	(704)	13,721
Interest expense				(860)	(860)
Interest income				68	68
Other income (expense), net				(127)	(127)
Income before income taxes					$ 12,802

Six Months Ended June 30, 2007
Revenues	$ 119,127	$ 109,090	$ 19,004	$ -	$ 247,221
Income (loss) from operations	8,334	9,712	(614)	(1,766)	15,666
Interest expense				(1,928)	(1,928)
Interest income				219	219
Other income (expense), net				(344)	(344)
Income before income taxes					$ 13,613

Six Months Ended July 1, 2006
Revenues	$ 117,703	$ 101,515	$ 14,486	$ -	$ 233,704
Income (loss) from operations	6,283	8,012	563	(1,104)	13,754
Interest expense				(1,441)	(1,441)
Interest income				124	124
Other income (expense), net				(643)	(643)
Income before income taxes					$ 11.794

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

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	61.2	63.5	64.6	65.9
Selling	15.1	14.7	15.7	15.3
General and administrative	7.0	6.1	7.8	7.2
Depreciation and amortization	5.0	5.3	5.6	5.8
Gain on sale of assets, net	-	-	-	(.1)

Income from operations	11.7	10.4	6.3	5.9

Other income (expense):
Interest expense	(.7)	(.6)	(.8)	(.6)
Interest income	.1	-	.1	-
Other, net	.1	(.1)	(.1)	(.3)

Income before income taxes	11.2	9.7	5.5	5.0

Income taxes	4.3	3.9	2.1	2.0

Net income	6.9%	5.8%	3.4%	3.0%

Results of Operations--Second Quarter--Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006

Revenues--Consolidated revenues of $143,380 increased $11,048 compared with $132,332 in the second quarter 2006. Utility Services increased $3,456 or 5.8% compared with the second quarter 2006. Increases in existing contracts and new contracts primarily in our western and Canadian utility operations were partially offset by reductions in an existing contract in the southeastern United States and customer-imposed budget restrictions on another contract within our eastern utility operations. Residential and Commercial Services increased $4,659 or 7.3% from the comparable period last year.  Increased consumer demand for our services coupled with new and expanded operations and favorable weather conditions account for the increase. The remaining change between consolidated revenues and segment revenues, an increase of $2,933, occurred in all other.

Operating Expenses--Consolidated operating expenses of $87,736 increased $3,658 compared with the second quarter 2006 but, as a percentage of revenues, decreased to 61.2% from 63.5%. Utility Services decreased $436 or 1.0% compared with the second quarter 2006. Reductions in labor expense, the result of contract reductions and customer-imposed budget restrictions in our eastern utility operations, were partially offset by increases in labor, subcontractor and crew travel expense in our western and Canadian utility operations. Residential and Commercial Services increased $1,775 or 5.4% compared with 2006.  Labor, equipment, material, and subcontractor expense associated with the increased revenue account for the increase. The remaining change between consolidated operating expenses and segment operating expenses was an increase of $2,319.

Utility Services operating income increased $2,986 to $5,990 for the second quarter 2007 as compared with $3,004 during the second quarter 2006. While Utility Services revenues increased as discussed above, utility services cost categories, including operating expenses, were higher because of the negative impact of one contract in California. Initially, operating results on this contract were negatively affected by weather factors giving rise to excess vegetation and tree growth. In prior periods, operating losses included provision for anticipated loss. The original three-year term of this contract ended June 30, 2007, with the customer exercising the first of three one-year options.  The extension period terminates on June 30, 2008 with two one-year options remaining thereafter. Because of managerial and production efforts and changes in subcontracting, operating results on this contract improved by approximately $500 during the second quarter 2007, over the second quarter 2006 operating results. In addition, second quarter 2007 operating results on this contract have been favorably affected, most recently, by weather and resultant tree growth patterns. Presently, management believes that future losses on this contract will be minimized.

Selling Expenses--Consolidated selling expenses of $21,692 for the second quarter increased $2,242 over the second quarter 2006 and as a percentage of revenues increased .4% to 15.1%.  Utility Services experienced an increase of $630 or 11.9% over the same period last year, primarily for field management wages and travel. Residential and Commercial Services experienced an increase of $1,113 or 7.7% over the second quarter 2006. The increase is attributable to increased field management wages and incentives expense, office rent and utility expense associated with the expanded operations and increased revenues. The remaining change between consolidated selling expenses and segment selling expenses was an increase of $499.

General and Administrative Expenses--General and administrative expenses of $9,970 increased $1,847 from $8,123 in the second quarter 2006 and as a percentage of revenues, increased .9% to 7.0%.  The increase is attributable to an increase in salary and incentive expense, professional services, stock-based compensation expense and employee education and training.

Depreciation and Amortization Expense--Depreciation and amortization expense of $7,130 increased $85 from $7,045 in the second quarter 2006, and as a percentage of revenues decreased .3% to 5.0%.  The increase is attributable to additional capital expenditures for equipment among the segments, necessary to support the increase in business levels.

Interest Expense--Interest expense of $1,065 increased $205 from the $860 incurred in the second quarter 2006.  The increase is the result of higher debt levels and higher interest rates on our bank borrowings as compared to the second quarter 2006.

Income Taxes--Income tax expense for the second quarter was $6,167, as compared to $5,108 for the second quarter 2006.  The effective tax rate was 38.5% as compared to 39.9% for the second quarter 2006.

Net Income--Net income for the second quarter of $9,853 was $2,159 more than the $7,694 in the second quarter 2006 and as a percentage of revenues, increased 1.1% to 6.9%.

Results of Operations-First Half--Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006

Revenues--Consolidated revenues of $247,221 increased $13,517 compared with $233,704 in the first half of 2006. Utility Services increased $1,424 or 1.2% compared with the first half of 2006. Increases in existing contracts and new contracts primarily in our western and Canadian utility operations were partially offset by reductions in an existing contract in the southeastern United States and customer-imposed budget restrictions on another contract within our eastern utility operations. Residential and Commercial Services increased $7,575 or 7.5% from the comparable period last year.  Increased consumer demand for our services coupled with new and expanded operations, favorable weather conditions and storm-related work in the northwestern and northeastern parts of the United States account for the increase. The remaining change between consolidated revenues and segment revenues, an increase of $4,518, occurred in all other.

Operating Expenses--Consolidated operating expenses of $159,576 increased $5,523 compared with the first half of 2006 and, as a percentage of revenues, decreased 1.3% to 64.6%. Utility Services decreased $2,061 or 2.3% compared with the first half of 2006. Reductions in labor expense, the result of contract reductions and customer-imposed budget restrictions in our eastern utility operations, were partially offset by increases in labor, subcontractor and crew travel expense in our western and Canadian utility operations. Residential and Commercial Services increased $3,914 or 7.1% compared with 2006.  Labor, equipment, tool, and subcontractor expense associated with the increased revenue account for the increase. The remaining change between consolidated operating expenses and segment operating expenses was an increase of $3,670.

Utility Services operating income increased $2,051 to $8,334 for the first half of 2007 as compared with $6,283 during 2006. While Utility Services revenues increased as discussed above, utility services cost categories, including operating expenses, were higher because of the negative impact of one contract in California. Initially, operating results on this contract were negatively affected by weather factors giving rise to excess vegetation and tree growth. In prior periods, operating losses included provision for anticipated loss. The original three-year term of this contract ended June 30, 2007, with the customer exercising the first of three one-year options.  The extension period terminates on June 30, 2008 with two one-year options remaining thereafter. Because of managerial and production efforts and changes in subcontracting, operating results on this contract improved during the first half 2007 as compared with the first half 2006. In addition, operating results on this contract have been favorably affected, most recently, by weather and resultant growth patterns. Presently, management believes that future losses on this contract will be minimized.

Selling Expenses--Consolidated selling expenses of $38,848 increased $3,190 over the first half of 2006 and as a percentage of revenues increased .4% to 15.7%.  Utility Services experienced an increase of $732 or 7.0% over the same period last year, primarily for field management wages and incentives, travel expense and employee development and training expense. Residential and Commercial Services experienced an increase of $1,551 or 6.1% over the first half of 2006. The increase is attributable to increased field management wages and incentives expense, auto expense, rent expense and marketing expenses. The remaining change between consolidated selling expenses and segment selling expenses was an increase of $907.

General and Administrative Expenses--General and administrative expenses of $19,278 increased $2,336 from $16,942 in the first half of 2006 and as a percentage of revenues, increased .6% to 7.8%.  The increase is attributable to an increase in salary and incentive expense, stock-based compensation expense, professional services and pension expense as compared to the first half of 2006.

Depreciation and Amortization Expense--Depreciation and amortization expense of $13,856 increased $353 from $13,503 in the first half of 2006, and as a percentage of revenues decreased .2% to 5.6%.  The increase is attributable to additional capital expenditures for equipment among the segments, necessary to support the increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $3 decreased $203 from the $206 experienced in the first half of 2006.  The decrease is the result of a reduction in the total number of units disposed of as well as a change in the mix of equipment disposed of in the first half of 2007 as compared to the first half of 2006.  Gain on the sale of assets in the first half of 2006 included the sale of multiple aerial trucks, while none were disposed of in the first half of 2007.

Interest Expense--Interest expense of $1,928 increased $487 from the $1,441 incurred in the first half of 2006.  The increase is the result of higher debt levels and higher interest rates on our bank borrowings as compared to the first half of 2006.

Income Taxes--Income tax expense of $5,241 increased $535 from the $4,706 in the first half of 2006.  The first half 2007 effective tax rate was 38.5% as compared to 39.9% for the first half 2006.

Net Income--Net income for the first half of 2007 of $8,372 was $1,284 more than the $7,088 experienced in the first half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and July 1, 2006, are summarized as follows:

	2007	2006
Cash provided by (used in):
Operating activities	$ 9,959	$ 5,313
Investing activities	(31,341)	(27,521)
Financing activities	21,286	19,179
Decrease in cash	$ (96)	$ (3,029)

Cash Provided by Operating Activities--Cash provided by operating activities for the first six months of 2007 increased $4,646 as compared to the first six months of 2006. The increase was primarily attributable to a $1,284 net income increase, $3,809 less cash used by changes in operating assets and liabilities and by a $353 increase in depreciation and amortization.

Accounts receivable increased $19,476 during the first six months of 2007. The increase arises primarily from business seasonality. With respect to the change in accounts receivable, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of the second quarter 2007 decreased one day to 57 days, as compared with the second quarter 2006.  The DSO at July 1, 2006 was 58 days.

Accounts payable and accrued expenses decreased $2,130 during the first six months of 2007. Decreases in trade payables and employee compensation were partially offset by increases in self-insured medical claims, vacation accruals, customer deposits and tax liabilities. Self-insurance accruals increased $6,162 in the first six months of 2007, which was $165 less than the increase of $6,327 experienced in the first six months of 2006. The increase occurred in all classifications -- workers' compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Operating assets, net decreased $3,059 during the first six months of 2007.  The decrease is attributable to decreases in prepaid expenses and deposits related to insurance coverage.

Cash Used In Investing Activities--Cash used in investing activities increased by $3,820 during the first six months of 2007 as compared with the first six months of 2006, primarily due to higher expenditures for the purchase of businesses as well as additional purchases of land and buildings necessary to support our operations. We anticipate that capital expenditures in 2007 will exceed that of 2006.

Cash Provided by Financing Activities--Cash provided by financing activities increased by $2,107 during the first six months of 2007 as compared with the first six months of 2006. Our revolving credit facility provided $10,600 more in the first six months of 2007 compared with the first six months of 2006, used primarily for capital expenditures and payments of notes payable, primarily related to acquisitions completed in prior periods ($4,582). Treasury share transactions (purchases and sales) used $4,372 more than the $890 used in the first six months of 2006.  Dividends paid increased to $1,270 as compared with $1,244 paid in the first six months of 2006.

Revolving Credit Facility--We have a $147,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $147,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of June 30, 2007, our unused commitments under the facility approximated $36,475, with $110,525 committed, consisting of borrowings of $63,900 and issued letters of credit of $46,625.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at June 30, 2007, to make future payments for the periods indicated.

		Six Months Ending December 31,	Year Ending December 31,
Description	Total	2007	2008	2009	2010	2011	Thereafter
Revolving credit facility	$ 63,900	$ -	$ -	$ -	$ -	$ 63,900	$ -
Term loans	2,778	406	1,044	719	459	150	-
Capital lease obligations	1,210	268	498	444	-	-	-
Operating lease obligations	6,980	1,478	2,082	1,294	896	575	655
Self-insurance accruals	43,663	9,541	13,543	9,592	5,559	2,557	2,871
Other liabilities	2,404	687	621	572	286	205	33
	$120,935	$ 12,380	$ 17,788	$ 12,621	$ 7,200	$ 67,387	$ 3,559

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at June 30, 2007 and amounts estimated to be due each year may differ from actual payments required to fund claims. Other liabilities include estimates of future funding requirements related to retirement plans and other items. Because their future cash outflows are uncertain, noncurrent deferred taxes and liability for uncertain tax positions have been excluded from the summary above.

As of June 30, 2007, we were contingently liable for letters of credit in the amount of $49,712, of which $46,625 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2007 through 2009.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and two other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At June 30, 2007, we had working capital of $49,225, short-term lines of credit approximating $6,329 and $36,475 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

New Accounting Pronouncements

New Accounting Pronouncement Adopted--Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). The adoption of FIN 48 had no effect on our results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the six months ended June 30, 2007, there have been no material changes in the reported market risks presented in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

During the quarter ended June 30, 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3, and 5 are not applicable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by the Company of its common shares outstanding during the first six months of 2007.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2007
January 1 to January 27	-	-	n/a	n/a
January 28 to February 24	-	-	n/a	n/a
February 25 to March 31	47,685	$ 25.90	n/a	n/a

Total First Quarter	47,685	25.90

April 1 to April 28	194,946	25.90	n/a	n/a
April 29 to May 26	117,064	25.90	n/a	n/a
May 27 to June 30	79,911	25.90	n/a	n/a

Total Second Quarter	391,921	25.90

Total Year to Date	439,606	25.90

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

Item 4.	Submission of Matters to a Vote of Security Holders

	An annual meeting of shareholders was held on May 15, 2007. The following sets forth the actions considered and the results of the voting:

	Election of Directors Nominees for director for the term expiring on the date of the annual	Number of Shares
	meeting in 2010 -- All elected.	For	Against	Nonvotes

	William J. Ginn	6,428,183	2,368	1,808,481
	Douglas K. Hall	6,426,039	4,512	1,808,481

Item 6.	Exhibits.

	See Exhibit Index page, below.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: August 7, 2007		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: August 7, 2007	By:	/s/ Nicholas R. Sucic
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