Form 10-Q
period 2007-09-29
DAVEY TREE EXPERT CO
filed 2007-11-02
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

There were 7,254,497 Common Shares outstanding as of October 30, 2007.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 29, 2007

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4

               Note A - Basis of Financial Statement Presentation

               Note B - Seasonality of Business

               Note C - Accounts Receivable, Net

               Note D - Supplemental Balance Sheet Information

               Note E - Long-Term Debt

               Note F - Stock-Based Compensation

               Note G - Net Periodic Benefit Cost-Defined Benefit Plans

               Note H - Income Taxes

               Note I - Comprehensive Income (Loss)

               Note J - Net Income Per Share and Common Shares Outstanding

               Note K - Segment Information

5 6 6 6 7 8 10 11 11 12 13

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
               Results of Operations

               Liquidity and Capital Resources

               Off-Balance Sheet Arrangements

               Contractual Obligations Summary

               Capital Resources

               New Accounting Pronouncements

               Critical Accounting Policies and Estimates

               Note Regarding Forward-Looking Statements

14 15 18 20 20 20 21 21 23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	26
Signatures	27
Exhibit Index	28

"We", "Us", "Our", "Davey" and "Davey Tree" unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share dollar amounts)

	September 29, 2007	December 31, 2006
Assets
Current assets:
Cash	$ 974	$ 2,101
Accounts receivable, net	86,515	70,429
Operating supplies	3,874	3,878
Other current assets	15,298	13,453
Total current assets	106,661	89,861

Property and equipment	340,150	314,884
Less accumulated depreciation	229,130	218,362
	111,020	96,522

Other assets	14,632	13,181
Identified intangible assets and goodwill, net	11,905	9,113
	$ 244,218	$ 208,677

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 19,142	$ 19,528
Accrued expenses	26,153	21,900
Other current liabilities	20,553	22,611
Total current liabilities	65,848	64,039

Long-term debt	46,938	31,951
Self-insurance accruals	36,096	25,716
Other noncurrent liabilities	5,097	4,895
	153,979	126,601

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	7,434	5,453
Common shares subscribed, unissued	7,709	8,369
Retained earnings	133,743	121,624
Accumulated other comprehensive loss	(1,249)	(3,025)
	158,365	143,149
Less: Cost of Common shares held in treasury; 3,437 shares at September 29, 2007 and 3,218 shares at December 31, 2006	65,935	57,654
Common shares subscription receivable	2,191	3,419
	90,239	82,076
	$ 244,218	$ 208,677

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Revenues	$ 134,300	$ 122,897	$ 381,521	$ 356,601

Costs and expenses:
Operating	85,532	80,735	245,108	234,788
Selling	22,094	19,517	60,942	55,175
General and administrative	9,946	8,438	29,224	25,380
Depreciation and amortization	7,565	7,405	21,421	20,908
Gain on sale of assets, net	(414)	(45)	(417)	(251)
	124,723	116,050	356,278	336,000

Income from operations	9,577	6,847	25,243	20,601

Other income (expense):
Interest expense	(947)	(749)	(2,875)	(2,190)
Interest income	115	107	334	231
Other, net	(147)	(547)	(491)	(1,190)

Income before income taxes	8,598	5,658	22,211	17,452

Income tax	2,948	1,909	8,189	6,614

Net income	$ 5,650	$ 3,749	$ 14,022	$ 10,838

Net income per share:
Basic	$ .76	$ .48	$ 1.78	$ 1.34
Diluted	$ .71	$ .45	$ 1.69	$ 1.26

Weighted-average shares outstanding:
Basic	7,466	7,766	7,883	8,070
Diluted	7,986	8,299	8,313	8,593

Dividends declared per share	$ .08	$ .075	$ .24	$ .225

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Operating activities
Net income	$ 14,022	$ 10,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,421	20,908
Other	(1,656)	709
Changes in operating assets and liabilities:
Accounts receivable	(16,086)	(11,157)
Operating liabilities	12,987	7,186
Other	619	(4,951)
	17,285	12,695
Net cash provided by operating activities	31,307	23,533

Investing activities
Capital expenditures:
Equipment	(27,822)	(28,655)
Land and buildings	(4,741)	(357)
Purchases of businesses	(2,441)	(546)
Other	(713)	(406)
Net cash used in investing activities	(35,717)	(29,964)

Financing activities
Revolving credit facility proceeds, net	13,500	8,100
Borrowings of notes payable	184	100
Payments of long-term debt and capital leases	(1,644)	(1,588)
Purchase of common shares for treasury	(14,269)	(7,470)
Sale of common shares from treasury	7,415	6,052
Dividends	(1,903)	(1,868)
Net cash provided by financing activities	3,283	3,326

Decrease in cash	(1,127)	(3,105)

Cash, beginning of period	2,101	3,445

Cash, end of period	$ 974	$ 340

Supplemental cash flow information follows:
Interest paid	$ 2,739	$ 2,119
Income taxes paid	10,639	9,496
Detail of acquisitions:
Assets acquired:
Equipment	$ 798	$ 161
Intangibles	3,744	835
Liabilities assumed	316	-
Debt issued for purchases of businesses	1,785	450
Cash paid	$ 2,441	$ 546

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007
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
September 29, 2007

(Amounts in thousands, except share data)

B.  Seasonality of Business

Operating results for the nine months ended September 29, 2007 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2007 because of business seasonality. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	September 29, 2007	December 31, 2006
Accounts receivable	$ 78,856	$ 68,370
Receivables under contractual arrangements	9,997	6,151
	88,853	74,521
Less allowances for doubtful accounts	2,338	4,092
	$ 86,515	$ 70,429

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

D.  Supplemental Balance Sheet Information

The following items comprise the amounts included in the balance sheets:

	September 29, 2007		December 31, 2006
Identified intangibles and goodwill, net	Cost	Net of Amortization	Cost	Net of Amortization

Customer lists	$ 8,433	$ 2,039	$ 7,229	$ 1,354
Noncompete agreements	2,749	662	2,449	603
Tradenames	1,485	656	1,082	407
Goodwill	10,260	8,548	8,461	6,749
	22,927	$ 11,905	19,221	$ 9,113
Less accumulated amortization	11,022		10,108
Total	$ 11,905		$ 9,113

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007

(Amounts in thousands, except share data)

D.  Supplemental Balance Sheet Information (continued)

Accrued expenses	September 29, 2007	December 31, 2006
Employee compensation	$ 12,918	$ 10,743
Accrued vacation	4,215	3,476
Self-insured medical claims	3,325	2,750
Income taxes payable	-	351
Taxes, other than income	2,063	1,275
Other	3,632	3,305
Total	$ 26,153	$ 21,900

E.   Long-Term Debt

Long-term debt consisted of the following:

	September 29, 2007	December 31, 2006
Revolving credit facility
Prime rate borrowings	$ 10,000	$ 4,500
LIBOR borrowings	35,000	27,000
	45,000	31,500
Term loans	5,849	3,312
	50,849	34,812
Less current portion	3,911	2,861
	$ 46,938	$ 31,951

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

As of September 29, 2007, the Company had unused commitments under the facility approximating $51,375, with $95,625 committed, consisting of borrowings of $45,000 and issued letters of credit of $50,625.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Interest Rate Contracts--The Company uses interest rate contracts to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense.  The fair value of these contracts is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreements, a liability of $215 at September 29, 2007.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007
(Amounts in thousands, except share data)

F.  Stock-Based Compensation

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Compensation expense, all share-based payment plans	$ 412	$ 476	$ 1,123	$ 797

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $192 being recognized during the nine months ended September 29, 2007 and of $179 during the nine months ended September 30, 2006.

Stock Option Plans--Since adopting FASB Statement No. 123 (revised), "Share-Based Payment" ("FAS 123R") on January 1, 2006 and through the end of the third quarter, September 29, 2007, there were 246,000 stock option awards granted. The stock option awards were granted at an exercise price equal to the fair market value of the Company's common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options was $252 during the nine months ended September 29, 2007 and was $98 during the nine months ended September 30, 2006.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007
(Amounts in thousands, except share data)

F.  Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During February 2007, the Compensation Committee of the Board of Directors awarded 24,193 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of
September 29, 2007.

Unvested Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Unrecognized Compensation Cost	Aggregate Intrinsic Value

Unvested, January 1, 2007	118,648
Granted	24,193
Forfeited	-
Vested	-
Unvested, September 29, 2007	142,841	$ 20.05	$ 1,102	$ 4,100

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of the Company's common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $679 for the nine months ended
September 29, 2007 and $520 for the nine months ended September 30, 2006.

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

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 29, 2007.

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2007	767,525	$ 16.34
Granted	8,000	25.90
Exercised	(39,700)	13.26
Forfeited	(20,500)	14.02
Outstanding, September 29, 2007	715,325	16.68	6.9 years	$ 8,598
Exercisable, September 29, 2007	318,325	15.14	6.3 years	$ 4,316

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007
(Amounts in thousands, except share data)

F.  Stock-Based Compensation (continued)

 "Intrinsic value" is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at September 29, 2007 is summarized below:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

Employee options:
$ 13.50	451,425	6.2 years	$ 13.50	246,425	$ 13.50
22.50	228,300	8.7 years	22.50	44,300	22.50
	679,725	7.0 years	16.52	290,725	14.87
Director options:
$11.00 to $25.90	35,600	3.7 years	19.78	27,600	18.00
	715,325	6.9 years	16.68	318,325	15.14

The Company issues common shares from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.  Net Periodic Benefit Cost--Defined Benefit Plans

The results of operations included the following net periodic benefit cost recognized related to the defined benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Components of pension cost

Service costs--increase in benefit obligation earned	$ 396	$ 353	$ 1,187	$ 1,060
Interest cost on projected benefit obligation	397	369	1,191	1,107
Expected return on plan assets	(537)	(544)	(1,610)	(1,633)
Amortization of net actuarial loss	64	55	192	165
Amortization of prior service cost	8	17	24	53
Amortization of transition asset	(18)	(17)	(54)	(53)
Net pension cost of defined benefit pension plans	$ 310	$ 233	$ 930	$ 699

Employer Contributions--Contributions of $93 were made to the defined-benefit plans during the nine-months ended September 29, 2007.  The Company expects, as of September 29, 2007, to make additional defined-benefit plan contributions totaling $24 before December 31, 2007.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007
(Amounts in thousands, except share data)

H.  Income Taxes

The Company adopted FIN 48 effective January 1, 2007. At that date, the Company had $3,152 of unrecognized tax benefits, of which $1,088 would affect the Company's effective tax rate if recognized. Also as of the adoption date, the Company had accrued interest expense related to the unrecognized tax benefits of $406.

As of September 29, 2007, the Company had unrecognized tax benefits of $ 2,728, of which $899 would affect the Company's effective tax rate if recognized and accrued interest related to the unrecognized tax benefits of $310. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company does not anticipate that total unrecognized tax benefits will change significantly prior to September 29, 2008, based on tax years open to examination. The tax years from 2002 to 2006 remain open to examination by the major tax jurisdictions to which the Company and its subsidiaries are subject.

I.  Comprehensive Income

The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Comprehensive income
Net income	$ 5,650	$ 3,749	$ 14,022	$ 10,838
Other comprehensive income (loss)
Currency translation adjustments	831	(22)	1,921	383
Interest rate contracts, change in fair value	(329)	(109)	(234)	74
Other comprehensive income (loss), before income taxes	502	(131)	1,687	457
Income tax expense, related to items of other comprehensive income (loss)	125	41	89	(28)
Other comprehensive income (loss)	627	(90)	1,776	429
Comprehensive income	$ 6,277	$ 3,659	$ 15,798	$ 11,267

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007
(Amounts in thousands, except share data)

J.  Net Income Per Share and Common Shares Outstanding

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Income available to common shareholders:
Net income	$ 5,650	$ 3,749	$ 14,022	$ 10,838

Weighted-average shares:
Basic:
Outstanding	7,303,600	7,586,390	7,402,395	7,544,664
Partially-paid share subscriptions	161,932	179,730	480,515	525,227
Basic weighted-average shares	7,465,532	7,766,120	7,882,910	8,069,891

Diluted:
Basic from above	7,465,532	7,766,120	7,882,910	8,069,891
Incremental shares from assumed:
Exercise of stock subscription purchase rights	159,366	139,509	139,964	122,155
Exercise of stock options	360,925	393,728	289,680	400,862
Diluted weighted-average shares	7,985,823	8,299,357	8,312,554	8,592,908

Net income per share:
Basic	$ .76	$ .48	$ 1.78	$ 1.34
Diluted	$ .71	$ .45	$ 1.69	$ 1.26

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended September 29, 2007 follows:

Shares outstanding at December 31, 2006	7,510,381

Shares purchased	(493,615)
Shares sold	184,945
Stock subscription offering -- cash purchases	50,170
Options exercised	39,700
(218,800)
Shares outstanding at September 29, 2007	7,291,581

On September 29, 2007, the Company had 7,291,581 common shares outstanding, options exercisable to purchase 318,325 common shares, partially-paid subscriptions for 642,447 common shares and purchase rights outstanding for 247,932 common shares.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007
(Amounts in thousands, except share data)

J.  Net Income Per Share and Common Shares Outstanding (continued)

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

K.  Segment Information

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007
(Amounts in thousands, except share data)

K.  Segment Information (continued)

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments	Consolidated
Three Months Ended September 29, 2007
Revenues	$ 63,480	$ 61,810	$ 9,010	$ -	$ 134,300
Income (loss) from operations	3,550	6,873	175	(1,021)	9,577
Interest expense				(947)	(947)
Interest income				115	115
Other income (expense), net				(147)	(147)
Income before income taxes					$ 8,598

Three Months Ended September 30, 2006
Revenues	$ 58,409	$ 58,634	$ 5,854	$ -	$ 122,897
Income (loss) from operations	651	6,163	1,388	(1,355)	6,847
Interest expense				(749)	(749)
Interest income				107	107
Other income (expense), net				(547)	(547)
Income before income taxes					$ 5,658

Nine Months Ended September 29, 2007
Revenues	$ 182,607	$ 170,900	$ 28,014	$ -	$ 381,521
Income (loss) from operations	11,884	16,585	(439)	(2,787)	25,243
Interest expense				(2,875)	(2,875)
Interest income				334	334
Other income (expense), net				(491)	(491)
Income before income taxes					$ 22,211

Nine Months Ended September 30, 2006
Revenues	$ 176,112	$ 160,149	$ 20,340	$ -	$ 356,601
Income (loss) from operations	6,934	14,175	1,951	(2,459)	20,601
Interest expense				(2,190)	(2,190)
Interest income				231	231
Other income (expense), net				(1,190)	(1,190)
Income before income taxes					$ 17,452

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

15

Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, are included in "All Other."

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	63.7	65.7	64.2	65.8
Selling	16.5	15.9	16.0	15.5
General and administrative	7.4	6.9	7.7	7.1
Depreciation and amortization	5.6	6.0	5.6	5.9
Gain on sale of assets, net	(.3)	-	(.1)	(.1)

Income from operations	7.1	5.5	6.6	5.8

Other income (expense):
Interest expense	(.7)	(.6)	(.8)	(.6)
Interest income	.1	.1	.1	-
Other, net	(.1)	(.4)	(.1)	(.3)

Income before income taxes	6.4	4.6	5.8	4.9

Income taxes	2.2	1.5	2.1	1.9

Net income	4.2%	3.1%	3.7%	3.0%

Results of Operations--Third Quarter--Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

Revenues--Consolidated revenues of $134,300 increased $11,403 compared with $122,897 in the third quarter 2006. Utility Services increased $5,071 or 8.7% compared with the third quarter 2006. Increases in existing contracts and new contracts primarily in our western and Canadian utility operations were partially offset by reductions in an existing contract in the southeastern United States and customer-imposed budget restrictions on another contract within our eastern utility operations. Residential and Commercial Services increased $3,176 or 5.4% from the comparable period last year.  Increased consumer demand for our services coupled with new and expanded operations and favorable weather conditions account for the increase. The remaining change between consolidated revenues and segment revenues, an increase of $3,156, occurred in all other.

Operating Expenses--Consolidated operating expenses of $85,532 increased $4,797 compared with the third quarter 2006 but, as a percentage of revenues, decreased to 63.7% from 65.7%, primarily due to better margins. Utility Services increased $1,737 or 3.8% compared with the third quarter 2006. Increases in labor, equipment, crew travel and subcontractor expense in our western and Canadian utility operations were partially offset by reductions in labor and crew expenses in our eastern utility operations, the result of contract reductions and customer-imposed budget restrictions. Residential and Commercial Services increased $591 or 1.9% compared with 2006.  Labor, equipment and subcontractor expense associated with the increased revenue account for the increase. The remaining change between consolidated operating expenses and segment operating expenses was an increase of $2,469.

Utility Services costs, in all categories including operating expenses, were higher because of the negative impact of one contract in California. Initially, operating results on this contract were negatively affected by weather factors giving rise to excess vegetation and tree growth. In prior periods, operating losses included provision for anticipated loss. The original three-year term of this contract ended June 30, 2007, with the customer exercising the first of three one-year options.  The extension period terminates on June 30, 2008 with two one-year options remaining thereafter. Because of managerial and production efforts and changes in subcontracting, operating results on this contract improved by approximately $400 during the third quarter 2007, over the third quarter 2006 operating results. In addition, third quarter 2007 operating results on this contract have been favorably affected, most recently, by weather and resultant tree growth patterns. Presently, management believes that future losses on this contract will be minimized.

Selling Expenses--Consolidated selling expenses of $22,094 for the third quarter increased $2,577 over the third quarter 2006 and as a percentage of revenues increased .6% to 16.5%.  Utility Services experienced an increase of $592 or 11.4% over the same period last year, primarily for field management wages and travel. Residential and Commercial Services experienced an increase of $1,625 or 11.1% over the third quarter 2006. The increase is attributable to increased field management wages and incentives expense, travel and office rent and utility expense associated with the expanded operations and increased revenues. The remaining change between consolidated selling expenses and segment selling expenses was an increase of $360.

General and Administrative Expenses--General and administrative expenses of $9,946 increased $1,508 from $8,438 in the third quarter 2006 and as a percentage of revenues, increased .5% to 7.4%.  The increase is attributable to an increase in salary and incentive expense, professional services, travel expense and employee education and training.

Depreciation and Amortization Expense--Depreciation and amortization expense of $7,565 increased $160 from $7,405 in the third quarter 2006, but as a percentage of revenues decreased .4% to 5.6%.  The increase is attributable to additional capital expenditures for buildings, purchases of businesses and equipment necessary to support the increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $414 increased $369 from the $45 experienced in the third quarter of 2006.  The increase is the result of additional units disposed of in the third quarter of 2007 as compared to the third quarter of 2006.

Interest Expense--Interest expense of $947 increased $198 from the $749 incurred in the third quarter 2006.  The increase is the result of higher debt levels and higher interest rates on our bank borrowings as compared to the third quarter 2006.

Income Taxes--Income tax expense for the third quarter was $2,948, as compared to $1,909 for the third quarter 2006, with the increase arising primarily from higher pretax income.  The effective tax rate was 34.3% for the third quarter 2007, as compared to 33.7% for third quarter 2006.

Net Income--Net income for the third quarter of $5,650 was $1,901 more than the $3,749 in the third quarter 2006 and as a percentage of revenues, increased 1.1% to 4.2%.

Results of Operations--Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

Revenues--Consolidated revenues of $381,521 increased $24,920 compared with $356,601 in the first nine months of 2006. Utility Services increased $6,495 or 3.7% compared with the first nine months of 2006. Increases in existing contracts and new contracts primarily in our western and Canadian utility operations were partially offset by reductions in an existing contract in the southeastern United States and customer-imposed budget restrictions on another contract within our eastern utility operations. Residential and Commercial Services increased $10,751 or 6.7% from the comparable period last year.  Increased consumer demand for our services coupled with new and expanded operations, favorable weather conditions and storm-related work in the northwestern and northeastern parts of the United States account for the increase. The remaining change between consolidated revenues and segment revenues, an increase of $7,674, occurred in all other.

Operating Expenses--Consolidated operating expenses of $245,108 increased $10,320 compared with the first nine months of 2006 and, as a percentage of revenues, decreased 1.6% to 64.2%. Utility Services decreased $324 or .2% compared with the first nine months of 2006. Reductions in labor expense, the result of contract reductions and customer-imposed budget restrictions in our eastern utility operations, were partially offset by increases in labor, subcontractor and crew travel expense in our western and Canadian utility operations. Residential and Commercial Services increased $4,505 or 5.2% compared with the first nine months of 2006.  Labor, equipment, tool, and subcontractor expense associated with the increased revenue account for the increase. The remaining change between consolidated operating expenses and segment operating expenses was an increase of $6,139.

Utility Services costs, in all categories, including operating expenses, were higher because of the negative impact of one contract in California. Initially, operating results on this contract were negatively affected by weather factors giving rise to excess vegetation and tree growth. In prior periods, operating losses included provision for anticipated loss. The original three-year term of this contract ended June 30, 2007, with the customer exercising the first of three one-year options.  The extension period terminates on June 30, 2008 with two one-year options remaining thereafter. Because of managerial and production efforts and changes in subcontracting, operating results on this contract improved during the first nine months of  2007 as compared with the first nine months of 2006. In addition, operating results on this contract have been favorably affected, most recently, by weather and resultant growth patterns. Presently, management believes that future losses on this contract will be minimized.

Selling Expenses--Consolidated selling expenses of $60,942 increased $5,767 over the first nine months of 2006 and as a percentage of revenues increased .5% to 16.0%.  Utility Services experienced an increase of $1,324 or 8.4% over the same period last year, primarily for field management wages and incentives, travel expense and employee development and training expense. Residential and Commercial Services experienced an increase of $3,176 or 7.9% over the first nine months of 2006. The increase is attributable to increased field management wages and incentives expense, auto expense, rent and marketing expenses. The remaining change between consolidated selling expenses and segment selling expenses was an increase of $1,267.

General and Administrative Expenses--General and administrative expenses of $29,224 increased $3,844 from $25,380 in the first nine months of 2006 and as a percentage of revenues, increased .6% to 7.7%.  The increase is attributable to an increase in salary and incentive expense, stock-based compensation expense and pension expense as compared to the first nine months of 2006.

Depreciation and Amortization Expense--Depreciation and amortization expense of $21,421 increased $513 from $20,908 in the first nine months of 2006, but as a percentage of revenues decreased .3% to 5.6%. The increase is attributable to additional capital expenditures for buildings, purchases of businesses and equipment necessary to support the increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $417 increased $166 from the $251 experienced in the first nine months of 2006. The increase is the result of additional units disposed of in the third quarter of 2007 as compared to the third quarter of 2006.

Interest Expense--Interest expense of $2,875 increased $685 from the $2,190 incurred in the first nine months of 2006.  The increase is the result of higher debt levels and higher interest rates on our bank borrowings as compared to the first nine months of 2006.

Income Taxes--Income tax expense of $8,189 increased $1,575 from the $6,614 in the first nine months of 2006.  The effective tax rate for the first nine months of 2007 was 36.9% as compared to 37.9% for the first nine months of 2006.

Net Income--Net income for the first nine months of 2007 of $14,022 was $3,184 more than the $10,838 experienced in the first nine months of 2006.

Canadian Dollar Translation Adjustments and Rate-Change Effects

Currency Translation Adjustments--All assets and liabilities of the Company's Canadian operations are translated into United States dollars at balance-sheet date exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the interim periods of operations reported.  Currency translation adjustments are a component of other comprehensive income or loss and are recorded as accumulated other comprehensive loss in shareholders' equity.

Canadian Dollar Rate-Change Effects--During the first nine months of 2007, the Canadian dollar strengthened in relation to the United States dollar. As a result, the weighted-average exchange rate for the first nine months of 2007 compared favorably with the exchange rates that existed for the comparable period of 2006.

It is not possible to precisely measure the impact on operating results from Canadian dollar exchange rate changes. However, if Canadian operating results for the nine-months ended September 29, 2007 were translated at the exchange rates in effect during the comparable period of 2006, revenues would have been approximately $1,250 lower and income from operations would have been approximately $150 lower.

The effect of exchange rate changes on cash balances held in Canadian dollars was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2007 and September 30, 2006, are summarized as follows:

	2007	2006
Cash provided by (used in):
Operating activities	$ 31,307	$ 23,533
Investing activities	(35,717)	(29,964)
Financing activities	3,283	3,326
Decrease in cash	$ (1,127)	$ (3,105)

Cash Provided by Operating Activities--Cash provided by operating activities for the first nine months of 2007 increased $7,774 as compared to the first nine months of 2006. The increase was primarily attributable to a $3,184 net income increase, $4,077 less cash used by changes in operating assets and liabilities and a $513 increase in depreciation and amortization.

Accounts receivable increased $16,086 during the first nine months of 2007. The increase arises primarily from business seasonality. With respect to the change in accounts receivable, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of the third quarter 2007 decreased one day to 59 days, as compared with the third quarter 2006.  The DSO at September 30, 2006 was 60 days.

Accounts payable and accrued expenses increased $3,867 during the first nine months of 2007 as compared with the first nine months of 2006. Increases in employee compensation, self-insured medical claims, vacation accruals and tax liabilities were partially offset by decreases in trade payables. Self-insurance accruals increased $9,120 in the first nine months of 2007, which was $1,931 less than the increase of $11,051 experienced in the first nine months of 2006. The increase occurred in all classifications -- workers' compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Operating assets, net decreased $619 during the first nine months of 2007.  The increase is attributable to increases in prepaid expenses and deposits related to insurance coverage.

Cash Used In Investing Activities--Cash used in investing activities increased by $5,753 during the first nine months of 2007 as compared with the first nine months of 2006, primarily due to higher expenditures for the purchase of businesses as well as additional purchases of land and buildings necessary to support our operations. We anticipate that capital expenditures in 2007 will exceed that of 2006.

Cash Provided by Financing Activities--Cash provided by financing activities decreased by $43 during the first nine months of 2007 as compared with the first nine months of 2006. Our revolving credit facility provided $5,400 more in the first nine months of 2007 compared with the first nine months of 2006. We use the credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions completed in prior periods. Treasury share transactions (purchases and sales) used $5,436 more than the $1,418 used in the first nine months of 2006. Dividends paid increased to $1,903 as compared with $1,868 paid in the first nine months of 2006.

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

As of September 29, 2007, our unused commitments under the facility approximated $51,375, with $95,625 committed, consisting of borrowings of $45,000 and issued letters of credit of $50,625.  Borrowings outstanding bear interest, at the Company's option, at the agent bank's prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no "off-balance sheet arrangements" as that term is defined in Securities and Exchange Commission ("SEC") Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at September 29, 2007, to make future payments for the periods indicated.

		Three Months Ending December 31,	Year Ending December 31,
Description	Total	2007	2008	2009	2010	2011	Thereafter
Revolving credit facility	$ 45,000	$ -	$ -	$ -	$ -	$ 45,000	$ -
Term loans	5,849	1,152	3,059	953	535	150	-
Capital lease obligations	1,067	125	498	444	-	-	-
Operating lease obligations	6,241	739	2,082	1,294	896	575	655
Self-insurance accruals	44,267	5,048	15,411	10,771	6,603	3,096	3,338
Other liabilities	2,548	784	635	586	298	213	32
	$104,972	$ 7,848	$ 21,685	$ 14,048	$ 8,332	$ 49,034	$ 4,025

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued as at September 29, 2007 and amounts estimated to be due each year may differ from actual payments required to fund claims. Other liabilities include estimates of future funding requirements related to retirement plans and other items. Because their future cash outflows are uncertain, noncurrent deferred taxes and liability for uncertain tax positions have been excluded from the summary above.

As of September 29, 2007, we were contingently liable for letters of credit in the amount of $51,724, of which $50,625 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2007 through 2009.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and two other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At September 29, 2007, we had working capital of $40,813, short-term lines of credit approximating $8,208 and $51,375 available under our revolving credit facility.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the nine months ended September 29, 2007, there have been no material changes in the reported market risks presented in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2007.

During the quarter ended September 29, 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by the Company of its common shares outstanding during the first nine months of 2007.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2007
January 1 to January 27	-	-	n/a	n/a
January 28 to February 24	-	-	n/a	n/a
February 25 to March 31	47,685	$ 25.90	n/a	n/a

Total First Quarter	47,685	25.90

April 1 to April 28	194,946	25.90	n/a	n/a
April 29 to May 26	117,064	25.90	n/a	n/a
May 27 to June 30	79,911	25.90	n/a	n/a

Total Second Quarter	391,921	25.90

July 1 to July 28	-	-	n/a	n/a
July 29 to August 25	30,346	28.70	n/a	n/a
August 26 to September 29	23,663	28.70	n/a	n/a

Total Third Quarter	54,009	28.70

Total Year to Date	493,615	26.21
n/a--Not applicable. There are no publicly announced plans or programs of the Company to purchase its common shares.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available.  Semiannually, for purposes of our 401KSOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm.  The peer group currently consists of ABM Industries Incorporated, Comfort Systems USA, Inc., Dycom Industries, Inc., FirstService Corporation, Quanta Services, Inc., Rollins, Inc., and Scotts Miracle-Gro Company.  The semiannual valuations are effective for a period of six months and the per share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans.  Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so. The purchases listed above were added to the treasury stock of the Company.

Item 6. Exhibits

See Exhibit Index page, below.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: November 2, 2007		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 2, 2007	By:	/s/ Nicholas R. Sucic
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