Form 10-K
period 2007-12-31
DAVEY TREE EXPERT CO
filed 2008-03-14
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Shares, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

There were 7,288,951 Common Shares outstanding as of March 3, 2008.  The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 29, 2007 was $165,347,703.  For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be held on May 20, 2008 are incorporated by reference into Part III (to be filed).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and elsewhere.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

▪	Our business, other than tree services to utility customers, is highly seasonal and weather dependent.

▪	Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

▪
The seasonal nature of our business and changes in general and local economic conditions, among other factors, may cause our quarterly results to fluctuate, and our prior performance is not necessarily indicative of future results.

▪	Significant increases in fuel prices for extended periods of time will increase our operating expenses.

▪
We have significant contracts with our utility, commercial and government customers that include liability risk exposure as part of those contracts. Consequently, we have substantial insurance, and increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages, could negatively impact our liquidity.

▪	Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

▪	We are subject to intense competition.

▪	Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.

▪	We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.

▪	We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.

▪	We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.

▪
Our facilities could be damaged or our operations could be disrupted, or our customers or vendors may be adversely affected, by events such as natural disasters, pandemics, terrorist attacks or other external events.

▪	We may become subject to claims and litigation that may have an adverse effect on us.

▪	We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this annual report on Form 10-K to conform these statements to actual future results.

“We”, “Us”, “Our”, “Davey” and “Davey Tree” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2007, we had sales of approximately $52.5 million, or approximately 10% of revenues, to Pacific Gas & Electric Company (“PG&E”), one of our largest customers.

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

Seasonality

Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers.  Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year.  Consequently, this has created heavy demands for additional working capital at various times throughout the year.  We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations.  You can find more information about our bank commitments in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16-26 of this report.

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

Employees

We employed approximately 5,600 employees at December 31, 2007.  However, employment levels fluctuate due to seasonal factors affecting our business.  We consider our employee relations to be good.

Domestic and Foreign Operations

We sell our services to customers in the United States and Canada.

We do not consider the risks attendant to our business with foreign customers, other than currency exchange risks, to be materially different from those attendant to our business with domestic customers.

Financial Information About Segments and Geographic Areas

Certain financial information regarding our operations by segment and geographic area is contained in Note P to our consolidated financial statements, which are included in Part II, Item 8 of this report.

Access to Company Information

Davey Tree’s internet address is http://www.davey.com.  Through our internet website, by hyperlink to the SEC’s website (http://www.sec.gov), Davey Tree makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.  Availability of the reports occurs contemporaneous with the electronic posting to the SEC’s website as the reports are electronically filed with or furnished to the Securities and Exchange Commission.

The following documents are also made available on the Company’s website and a copy will be mailed, without charge, upon request to our Corporate Secretary:

▪	Code of Ethics
▪	Code of Ethics for Financial Matters

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

Our business, other than tree services to utility customers, is highly seasonal and weather dependent, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers. We have historically incurred losses in the first quarter, while revenue and operating income are generally highest in the second and third quarters of the calendar year.  Inclement weather, such as uncharacteristically low or high (drought) temperatures, in the second and third quarters could dampen the demand for our horticultural services, resulting in reduced revenues that would have an adverse effect on our results of operations.

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

We derive approximately 49% of our total revenues from our Utility Services segment, including approximately 10% of our total revenues from PG&E.  Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things.  As a result, such developments could have an adverse effect on our results of operations.

Our quarterly results may fluctuate.

We have experienced and expect to continue to experience quarterly variations in revenues and operating income as a result of many factors, including:

▪	the seasonality of our business;
▪	the timing and volume of customers' projects;
▪	budgetary spending patterns of customers;
▪	the commencement or termination of service agreements;
▪	costs incurred to support growth internally or through acquisitions;
▪	changes in our mix of customers, contracts and business activities;
▪	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions; and
▪	general and local economic conditions.

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

We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including California fire-suppression claims).  A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability.  The determination of such claims and expenses, and the extent of the need for accrued liability, are continually reviewed and updated.  If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected.  Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers’ compensation.  In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

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

We are subject to intense competition.

We believe that each aspect of our business is highly competitive.  Principal methods of competition in both operating segments are customer service, marketing, image, performance and reputation. Pricing is not always a critical factor in a customer’s decision with respect to Residential and Commercial Services; however, pricing is generally the principal method of competition for our Utility Services, although in most instances consideration is given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies.  At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services.  Our Utility Services group competes principally with one major national competitor, as well as several smaller regional firms.  Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business.

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

Item 1B.  Unresolved Staff Comments.

There are no unresolved comments from the Staff of the Securities and Exchange Commission.

Item 2.  Properties.

Our corporate headquarters campus is located in Kent, Ohio which, along with several other properties in the surrounding area, includes the Davey Institute's research, technical support and laboratory diagnostic facilities.

We conduct administrative functions through our headquarters and our offices in Livermore, California (Utility Services).  Our Canadian operations’ administrative functions are conducted through properties located in the provinces of Ontario and British Columbia.  We believe our properties are well maintained, in good condition and suitable for our present operations.  A summary of our properties follows:

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces

Residential and Commercial	25	Owned	172,852	14

Utility	3	Owned	36,037	3

Residential and Commercial, and Utility	2	Owned	12,400	2

We also rent approximately 91 properties in 27 states and four provinces.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

Item 4A.  Executive Officers of the Registrant.

Our executive officers and their present positions and ages as of March 3, 2008 follows:

Name	Position	Age

Karl J. Warnke	President and Chief Executive Officer	56

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	56

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	64

C. Kenneth Celmer	Senior Vice President and General Manager, Residential and Commercial Services	61

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	50

Patrick M. Covey	Executive Vice President - Operations	44

Dr. Roger C. Funk	Vice President and Chief Technical Officer	63

George M. Gaumer	Vice President and General Manager, Commercial Landscape Services	55

Fred W. Johnson	Vice President, Operations Support Services	63

Steven A. Marshall	Executive Vice President - Operations	56

Rosemary T. Nicholas	Assistant Secretary	64

Gordon L. Ober	Vice President - Personnel Recruiting and Development	58

Joseph R. Paul, CPA	Treasurer	46

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	58

Nicholas R. Sucic, CPA	Vice President and Controller	61

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available.  Semiannually, for purposes of our 401KSOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm.  The peer group currently consists of ABM Industries Incorporated, Comfort Systems USA, Inc, Dycom Industries, Inc., FirstService Corporation, Quanta Services, Inc., Rollins, Inc., and Scotts Miracle-Gro Company.  The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans.  Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so. The purchases described above are added to the treasury stock of the Company.

Record Holders and Common Shares

On March 3, 2008 we had 2,657 record holders of our common shares.

On March 3, 2008 we had 7,288,951 common shares outstanding, options exercisable to purchase 424,458 common shares, partially-paid subscriptions for 618,447 common shares and purchase rights outstanding for 247,932 common shares.

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

Dividends

The following table sets forth, for the periods indicated, the dividends declared on our common shares (in cents):

	Year Ended December 31,
Quarter	2007	2006
1	8.0	7.5
2	8.0	7.5
3	8.0	7.5
4	8.5	8.0
Total	32.5	30.5

We presently expect to pay comparable cash dividends in 2008.

Recent Sale of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of its common shares during the fiscal year ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2007

January 1 to January 27	-	-	n/a	n/a
January 28 to February 24	-	-	n/a	n/a
February 25 to March 31	47,685	$25.90	n/a	n/a

Total First Quarter	47,685	25.90

April 1 to April 28	194,946	25.90	n/a	n/a
April 29 to May 26	117,064	25.90	n/a	n/a
May 27 to June 30	79,911	25.90	n/a	n/a

Total Second Quarter	391,921	25.90

July 1 to July 28	-	-	n/a	n/a
July 29 to August 25	30,346	28.70	n/a	n/a
August 26 to September 29	23,663	28.70	n/a	n/a

Total Third Quarter	54,009	28.70

September 30 to October 27	47,611	28.70	n/a	n/a
October 28 to December 1	23,213	28.70	n/a	n/a
December 2 to December 31	23,414	28.70	n/a	n/a

Total Fourth Quarter	94,238	28.70

Total Year to Date	587,853	26.61

n/a--Not applicable. There are no publicly announced plans or programs to purchase common shares.

Stock Performance Graph

Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index

The following Performance Graph compares cumulative total shareholder returns for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index and to an index of selected peer group companies. The peer group, which is the same group used by the Company’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. Each of the three measures of cumulative total return assumes reinvestment of dividends.

	2002	2003	2004	2005	2006	2007
Davey Tree	100	125	162	184	215	265
S&P 500 Index	100	129	143	150	173	183
Peer Group	100	141	169	197	233	261

The Performance Graph and related information above shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except ratio and per share data)
Operating Statement Data:

Revenues	$506,138	$467,534	$431,611	$398,648	$346,263

Costs and expenses:
Operating	324,415	305,106	283,596	263,080	226,454
Selling	82,449	74,513	69,944	64,010	56,758
General and administrative	38,476	34,126	29,815	27,908	25,947
Depreciation	28,085	26,991	24,147	21,083	19,274
Amortization of intangible assets	1,148	1,291	1,416	1,545	1,501
Gain on sale of assets, net	(515)	(309)	(521)	(552)	(931)
Income from operations	32,080	25,816	23,214	21,574	17,260

Interest expense	(3,422)	(2,768)	(2,196)	(1,827)	(2,062)
Interest income	404	176	260	1,949	229
Other expense	(542)	(1,301)	(825)	(800)	(694)

Income before income taxes	28,520	21,923	20,453	20,896	14,733
Income taxes	10,441	7,906	7,142	8,643	6,016
Net income	$18,079	$14,017	$13,311	$12,253	$8,717

Net income per share--diluted	$2.15	$1.61	$1.50	$1.37	$.99

Shares used for computing per share amounts--diluted	8,422	8,730	8,884	8,923	8,806

Other Financial Data:

Depreciation and amortization	$29,233	$28,282	$25,563	$22,628	$20,775

Capital expenditures	37,587	32,435	31,985	38,482	19,975

Cash flow provided by (used in):
Operating activities	52,341	38,372	32,237	54,010	28,263
Investing activities	(38,801)	(34,419)	(31,682)	(38,119)	(19,740)
Financing activities	(13,822)	(5,297)	1,646	(14,858)	(8,903)

Dividends per share	$.325	$.305	$.285	$.265	$.245

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands, except ratio and per share data)
Balance Sheet Data:

Working capital	$20,443	$24,598	$26,859	$22,207	$20,208

Current ratio	1.29	1.38	1.46	1.38	1.42

Property and equipment, net	108,239	96,522	90,768	83,600	66,753

Total assets	231,649	207,980	194,129	183,105	166,837

Long-term debt	32,099	31,951	29,065	19,830	30,178

Other long-term liabilities	33,728	29,283	28,108	34,681	26,323

Shareholders' equity	94,382	82,076	78,553	70,203	62,147

Common shares:
Issued	10,728	10,728	10,728	10,728	10,728
In treasury	3,463	3,218	3,228	3,074	2,924
Net outstanding	7,265	7,510	7,500	7,654	7,804

Stock options:
Outstanding	711	768	906	990	1,019
Exercisable	424	333	599	580	507

ESOT valuation per share	$31.60	$25.90	$22.50	$20.00	$15.70

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations.  MD&A is organized as follows:

▪	Overview of 2007 Results;
▪	Results of Operations, including fiscal 2007 compared to fiscal 2006, fiscal 2006 compared to fiscal 2005, and Canadian dollar translation adjustments and rate-change effects;
▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;
▪	Accounting Pronouncements;
▪	Critical Accounting Policies and Estimates; and
▪	Market Risk Information, including interest rate risk and foreign currency rate risk.

OVERVIEW OF 2007 RESULTS

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

Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, is included in “All Other.”

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007/2006	2006/2005

Revenues	100.0%	100.0%	100.0%	8.3%	8.3%
Costs and expenses:
Operating	64.1	65.3	65.7	6.3	7.6
Selling	16.3	15.9	16.2	10.7	6.5
General and administrative	7.6	7.3	6.9	12.7	14.5
Depreciation	5.6	5.8	5.6	4.1	11.8
Amortization of intangible assets	.2	.3	.3	(11.1)	(8.8)
Gain on sale of assets, net	(.1)	(.1)	(.1)	66.7	(40.7)
	93.7	94.5	94.6	7.3	8.2
Income from operations	6.3	5.5	5.4	24.3	11.2

Other income (expense):
Interest expense	(.7)	(.6)	(.5)	23.6	26.0
Interest income	-	-	-	129.5	(32.3)
Other	-	(.2)	(.2)	(58.3)	57.7
Income before income taxes	5.6	4.7	4.7	30.1	7.2
Income taxes	2.0	1.7	1.6	32.1	10.7
Net income	3.6%	3.0%	3.1%	29.0%	5.3%

Revenues of $506,138 were 8.3% higher than last year’s revenues of $467,534. Utility Services revenues increased 6.1%, Residential and Commercial Services increased 7.2% and All Other increased 34.9%.

Overall, income from operations of $32,080 increased 24.3% from the $25,816 experienced in the prior year.  Income from operations was $16,145 in Utility Services (a 56.2% increase over 2006) and $20,096 for Residential and Commercial Services (a 16.4% increase over 2006).

Net income of $18,079 was $4,062, or 29.0%, higher than the $14,017 earned in 2006. The increase in net income was due to higher revenues in 2007 and slightly better operating margins.

Operating activities in 2007 provided cash of $52,341 as compared to $38,372 provided in 2006.  The $13,969 net increase was due primarily to an increase in depreciation expense of $1,094, lower increases in accounts receivable of $1,582, increases in self-insurance accruals of $6,039 and increases in accounts payable and accrued expenses of $5,411, offset by other operating assets, net, of $2,272 and deferred income taxes of $2,100.

Investing activities used $38,801 in cash, or $4,382 more than that used in 2006, primarily the result of expenditures for purchases of businesses as well as additional purchases of land and buildings necessary to support our operations.

Financing activities used $13,822 in 2007, a change of $8,525 compared with $5,297 used in 2006. Net borrowings outstanding from the revolving credit facility provided $300. Purchases of common shares for treasury of $16,974 were partially offset by cash received from the sale of common shares of $8,300 and $529 of cash received on our common share subscriptions.  Dividends paid during 2007 totaled $2,571.

Fiscal 2007 Compared to Fiscal 2006

A comparison of our fiscal year 2007 results to 2006 follows:

	Year Ended December 31,
	2007	2006	Change	% Change

Revenues	$506,138	$467,534	$38,604	8.3%

Costs and expenses:
Operating	324,415	305,106	19,309	6.3
Selling	82,449	74,513	7,936	10.7
General and administrative	38,476	34,126	4,350	12.7
Depreciation	28,085	26,991	1,094	4.1
Amortization of intangible assets	1,148	1,291	(143)	(11.1)
Gain on sale of assets, net	(515)	(309)	(206)	66.7
	474,058	441,718	32,340	7.3

Income from operations	32,080	25,816	6,264	24.3

Other income (expense):
Interest expense	(3,422)	(2,768)	(654)	23.6
Interest income	404	176	228	129.5
Other	(542)	(1,301)	759	(58.3)

Income before income taxes	28,520	21,923	6,597	30.1

Income taxes	10,441	7,906	2,535	32.1

Net income	$18,079	$14,017	$4,062	29.0%

Revenues--Revenues of $506,138 increased $38,604 over the $467,534 reported in 2006. Utility Services increased $14,335 or 6.1% from the prior year. Increases in existing contracts and new contracts primarily in our Canadian and western utility operations were partially offset by reductions in an existing contract in the southeastern United States and customer-imposed budget restrictions on another contract within our eastern utility operations. Residential and Commercial Services increased $15,045 or 7.2% from 2006. New and expanded operations, favorable weather conditions and storm-related work in the northwestern and northeastern parts of the United States coupled with increased consumer demand for our services account for the increase.

Operating Expenses--Operating expenses of $324,415 increased $19,309 from the prior year, but as a percentage of revenues decreased 1.2% to 64.1%.  Utility Services experienced an increase of $5,656 or 3.2% from 2006, but as a percentage of revenues decreased 2.0% to 74.1%.  Increases in labor expense, subcontractor expense, fuel expense and crew travel expense in our western and Canadian utility operations were partially offset by reductions of labor and subcontractor expense within our eastern utility operations, the result of contract reductions and customer-imposed budget restrictions. Residential and Commercial Services increased $5,960 or 5.4% compared with 2006 but as a percentage of revenue decreased 1.0% to 52.5%. The increase is attributable to additional labor, subcontractor, equipment and fuel expense associated with the increased revenue.  The remaining change between consolidated operating expenses and segment operating expenses was an increase of $7,693.

Utility Services costs, in all categories including operating expenses, were higher because of the negative impact of one contract in California. Initially, operating results on this contract were negatively affected by weather factors giving rise to excess vegetation and tree growth. The initial three-year period of this contract ended June 30, 2007, with the customer exercising the first of three one-year options. The first option period terminates on June 30, 2008 with two one-year options remaining thereafter. Because of managerial and production efforts and changes in subcontracting, operating results on this contract improved during 2007 as compared with 2006. However, management believes operating results on this contract will be adversely affected for the remaining term of this contract because of recent weather and expected subsequent excess growth patterns. Operating losses on this contract include provision for anticipated loss.

Selling Expenses--Selling expenses of $82,449 increased $7,936 from 2006 and as a percentage of revenues increased .4% to 16.3%. Utility Services increased $1,643 or 7.6% over 2006, primarily for field management wages and incentives, travel expenses and employee development and training expense associated with the increased revenue. Residential and Commercial Services experienced an increase of $4,561 or 8.4% over the prior year 2006, the result of increases in field management wages and incentives, sales, field management travel and auto expense, marketing expense and branch office wages and expenses. The remaining change between consolidated selling expenses and segment selling expenses was an increase of $1,732.

General and Administrative Expenses--General and administrative expenses increased $4,350 to $38,476, a 12.7% increase, from the $34,126 experienced in 2006 and as a percentage of revenues increased .3% to 7.6%. Increases in salaries and incentive expense of $2,714, the result of increased revenues and stronger earnings performance, as well as increases in professional services, stock-based compensation expense, relocation expense and pension expense account for the increase.

Depreciation and Amortization Expense--Depreciation and amortization expense of $29,233 increased $951 from the prior year and as a percentage of revenues decreased .3% to 5.8%. The increase is attributable to additional capital expenditures for buildings, purchases of businesses and equipment necessary to support the increase in business levels.

Gain on Sale of Assets--Gain on the sale of assets of $515 increased $206 from the $309 experienced in 2006. The increase is due to an increase in the number of vehicles disposed of and the amount received for those vehicles as compared to the prior year.

Interest Expense--Interest expense of $3,422 increased $654 or 23.6% from the $2,768 incurred in 2006.
The increase is attributable to higher interest rates on bank borrowings and higher average debt levels as compared with the prior year.

Income Taxes--Income tax expense for 2007 was $10,441.  The 2007 effective tax rate of 36.6% includes a 2.9% state income tax rate, net of federal benefit. The 2006 tax rate of 36.1% included a 4.5% state income tax rate, net of federal benefit.

Net Income--Net income of $18,079 was $4,062 higher than the $14,017 earned in 2006.  The 29.0% increase in net income was primarily due to higher revenues in 2007 and better operating margins.

Fiscal 2006 Compared to Fiscal 2005

A comparison of our fiscal year 2006 results to 2005 follows:

	Year Ended December 31,
	2006	2005	Change	% Change

Revenues	$467,534	$431,611	$35,923	8.3%

Costs and expenses:
Operating	305,106	283,596	21,510	7.6
Selling	74,513	69,944	4,569	6.5
General and administrative	34,126	29,815	4,311	14.5
Depreciation	26,991	24,147	2,844	11.8
Amortization of intangible assets	1,291	1,416	(125)	(8.8)
Gain on sale of assets, net	(309)	(521)	212	(40.7)
	441,718	408,397	33,321	8.2

Income from operations	25,816	23,214	2,602	11.2

Other income (expense):
Interest expense	(2,768)	(2,196)	(572)	26.0
Interest income	176	260	(84)	(32.3)
Other	(1,301)	(825)	(476)	57.7

Income before income taxes	21,923	20,453	1,470	7.2

Income taxes	7,906	7,142	764	10.7

Net income	$14,017	$13,311	$706	5.3%

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

General and Administrative Expenses--General and administrative expenses increased $4,311 to $34,126 (a 14.5% increase) from the $29,815 experienced in 2005 and as a percentage of revenues increased .4% to 7.3%.  Increases in salaries and incentive expense of $2,820 were the compensation incentives achieved as a result of increased revenues and stronger earnings performance. Other increases included computer hardware/software expense, travel and meeting expenses and legal expenses.

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

Canadian Dollar Translation Adjustments and Rate-Change Effects

Currency Translation Adjustments--All assets and liabilities of the Company’s Canadian operations are translated into United States dollars at balance-sheet date exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the interim periods of operations reported.  Currency translation adjustments are a component of other comprehensive income or loss and are recorded as accumulated other comprehensive loss in shareholders’ equity.

Canadian Dollar Rate-Change Effects--During 2007, the Canadian dollar strengthened in relation to the United States dollar. As a result, the weighted-average exchange rate for the year ended December 31, 2007 compared favorably with the exchange rates that existed for the year ended December 31, 2006.

It is not possible to precisely measure the impact on operating results from Canadian dollar exchange rate changes. However, if Canadian operating results for the year ended December 31, 2007 were translated at the exchange rates in effect during the comparable period of 2006, revenues would have been approximately $3,400 lower and income from operations would have been approximately $400 lower.

The effect of exchange rate changes on cash balances held in Canadian dollars was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the year ended December 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
Cash provided by (used in):
Operating activities	$52,341	$38,372
Investing activities	(38,801)	(34,419)
Financing activities	(13,822)	(5,297)
Decrease in cash	$(282)	$(1,344)

Net Cash Provided by Operating Activities--Operating activities in 2007 provided cash of $52,341 as compared to $38,372 provided in 2006.  The $13,969 net increase was primarily attributable to an increase in net income of $4,062 and depreciation expense of $1,094, and changes in operating assets and liabilities provided an increase of $9,120.

Overall, accounts receivable dollars increased $1,582 in 2007 as compared to the $1,544 increase experienced in 2006. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2007 decreased 7 days to 53 days, as compared to 2006.  The DSO at December 31, 2006 was 60 days.

Accounts payable and accrued expenses increased $5,411 in 2007, compared to an increase of $61 experienced in 2006. The change is primarily attributable to an increase in accrued employee vacation expense, employee compensation expense, 401K withholdings and advance payments from one utility customer related to revenues to be earned in 2008, partially offset by decreases in tax liabilities and employee savings.

Self-insurance accruals increased $6,039 in 2007, $625 more than the increase experienced in 2006.  The increase occurred in all classifications—workers’ compensation, general liability and vehicle liability-- and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other operating assets, net, increased $2,272 in 2007, $3,183 lower than the $5,455 increase in 2006.  The increase is the result of an increase in advance payments for insurance premiums related to our workers’ compensation, vehicle liability and general liability policies and other insurance-related assets.

Net Cash Used in Investing Activities--Investing activities used $38,801 in cash, or $4,382 more than the $34,419 used in 2006, primarily due to the result of expenditures for the purchases of land and buildings necessary to support our operations.

Net Cash Used in Financing Activities--Financing activities used $13,822 in 2007, an increase of $8,525 from the $5,297 used in 2006. Our revolving credit facility provided $2,600 less than the $2,900 provided in 2006. Borrowings of notes payable increased $49 while other debt and capital lease obligations decreased $3,455. Treasury share purchases of $16,974 were partially offset by cash received from the sale of common shares of $8,300 and $529 of cash received on our common share subscription. Dividends paid during 2007 totaled $2,571.

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

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2007, to make future payments for the periods indicated.

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2008	2009	2010	2011	2012	Thereafter

Revolving credit facility	$31,800	$1,000	$1,000	$1,000	$25,800	$1,000	$2,000
Term loans	4,142	2,844	730	418	150	-	-
Capital lease obligations	931	487	444	-	-	-	-
Operating lease obligations	8,537	3,109	2,179	1,525	949	279	496
Self-insurance accruals	51,448	20,253	13,015	7,945	3,769	1,637	4,829
Purchase obligations	4,511	4,511	-	-	-	-	-
Other liabilities	4,574	2,014	596	306	221	190	571
	$105,943	$34,218	$17,964	$11,194	$30,889	$3,106	$7,896

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts the Company anticipates will become payable within the next year for goods and services it has negotiated for delivery as of December 31, 2007. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2007, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As at December 31, 2007, we were contingently liable to our principal banks for letters of credit in the amount of $51,745 of which $50,645 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2008 through 2010.  We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.  Capital resources during these periods are equally affected.  We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives.  At December 31, 2007, we had working capital of $20,443, unused short-term lines of credit approximating $8,302, and $64,555 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions.

ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Requiring Adoption--In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands presentations about such fair value measurements. Relative to FAS 157, proposed FASB Staff Positions (“FSP”) 157-a, 157-b, and 157-c were released.  FSP 157-a amends FAS 157 to exclude FAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date for FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis (defined as “at least annually”).  FSP 157-c clarifies the principles in FAS 157 on the fair value measurements of liabilities.  Public comments on FSP 157-a and 157-b were due in January 2008, while public comments on FSP 157-c were due in February 2008.  We are required to adopt FAS 157 in 2008 and are currently evaluating the impact of FAS 157 on its consolidated financial statements.

New Accounting Pronouncement Requiring Adoption--In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value.  FAS 159 requires unrealized gains and losses on items for which the fair value option is elected to be reported in earnings at each subsequent reporting date.  We will not apply the Fair Value Option to any of our existing financial assets or financial liabilities.

New Accounting Pronouncement Requiring Adoption--In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects. Early adoption is not permitted. We are required to adopt FAS 141R prospectively for any acquisitions on or after January 1, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

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

We believe the following are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 10% of revenues during 2007, 9% during 2006 and 12% during 2005.  Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

Allowance for Doubtful Accounts--In determining the allowance for doubtful accounts, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer’s ability to meet its financial obligation to us or higher than expected customer defaults), our estimates of the recoverability of amounts could differ from the actual amounts recovered.

Self-Insurance Accruals--We are generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability and general liability claims. We use commercial insurance as a risk-reduction strategy to minimize catastrophic losses. We accrue ultimate losses based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our specific experience.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable.  We have entered into interest rate contracts -- derivative financial instruments with the objective of altering interest rate exposures related to variable debt.

The following table provides information, as of December 31, 2007, about our debt obligations and interest rate contract. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate contract, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contract at December 31, 2007. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2007.

								Fair Value
	December 31,							December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Liabilities
Long-term debt:
Fixed rate	$301	$-	$-	$-	$-	$-	$301	$290
Average interest rate	.0%

Variable rate	$3,543	$1,730	$1,418	$25,950	$1,000	$2,000	$35,641	$35,852
Average interest rate	5.7%	5.5%	6.2%	6.6%	6.9%

Interest rate derivative instrument
Interest rate contracts:
Pay fixed, notional amount	$10,000	$-	$-	$-	$10,000	$-	$20,000	$(551)
Average pay rate	4.96%				5.15%
Average receive rate	4.70%				5.60%

Interest rates, as of December 31, 2007, on the variable-rate debt ranged from 5.5% to 7.3%.

The interest rate contracts each have an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to have settled the contracts at December 31, 2007 (fair value), we would have payed $551.

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

For the year ended December 31, 2007, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Impact of Inflation

The impact of inflation on the results of operations has not been significant in recent years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information set forth in “Market Risk Information” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements are attached hereto and listed on page F-1 of this annual report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Management’s Discussion of Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors that our financial reporting is reliable and that our consolidated financial statements for external purposes have been prepared in accordance with accounting principles generally accepted in the United States.

Our management recognizes its responsibility for fostering a strong ethical climate so that the our affairs are conducted according to the highest standards of personal and corporate conduct.

Our internal controls over financial reporting include policies and procedures that:

▪	provide for the maintenance of records that, in reasonable detail, accurately and fairly reflect our business transactions;

▪	provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with GAAP; and,

▪	provide reasonable assurance that the unauthorized acquisition, use, or disposition of our assets will be prevented, or at the minimum, detected in a timely manner.

We maintain a dynamic system of internal controls and processes--including internal controls over financial reporting--designed to ensure reliable financial recordkeeping, transparent financial reporting and disclosure, and protection of physical and intellectual property.

No system of internal control over financial reporting can provide absolute guarantees, but only reasonable assurances of the prevention or detection of misstatements. Our processes, however, contain self-monitoring mechanisms, and actions will be taken to correct deficiencies as they are identified.

Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2007, such internal control is effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control--Integrated Framework.”  To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we designed and implemented a structured and comprehensive compliance process to evaluate our internal control over financial reporting across the enterprise.

In addition, we maintain a testing program that assesses the effectiveness of internal control over financial reporting, including testing of the five COSO elements, and recommend improvements.

Our independent auditor, Ernst & Young LLP, with direct access to our Board of Directors through our Audit Committee, has audited the consolidated financial statements prepared by us. Their report on the consolidated financial statements is included elsewhere herein.

(b) Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control--Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included in this report.

/s/ Karl J. Warnke	/s/ David E. Adante	/s/ Nicholas R. Sucic
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Secretary	Vice President and Controller

Kent, Ohio
March 11, 2008

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

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of The Davey Tree Expert Company and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
March 11, 2008

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is in the section "Executive Officers of the Registrant" in Part I, Item 4A of this report.

Information about our directors is in the section "Election of Directors" of our 2008 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Shareholder Nominations; Attendance” of our 2008 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2008 Proxy Statement, which is incorporated into this report by reference.

We have adopted a Code of Ethics for Financial Matters that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions.  That Code is available on our website or upon request, as described in this report in Item 1. “Business - Access to Company Information.”  We intend to disclose, on our website, any amendments to, or waiver of, any provision of that Code that would otherwise be required to be disclosed under the rules of the Securities and Exchange Commission.

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Compensation of Executive Officers" and "Compensation of Directors" of our 2008 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2008 Proxy Statement, which is incorporated into this report by reference.  Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plans Information” of our 2008 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance” of our 2008 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2008 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report.  See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2008.

THE DAVEY TREE EXPERT COMPANY

By: /s/ Karl J. Warnke
Karl J. Warnke, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2008.

/s/ R. Douglas Cowan	/s/ Robert A. Stefanko
R. Douglas Cowan, Director,	Robert A. Stefanko, Director
Chairman of the Board

/s/ Karl J. Warnke
/s/ Dr. Carol A. Cartwright	Karl J. Warnke, Director,
Dr. Carol A. Cartwright, Director	President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Dawson Cunningham
J. Dawson Cunningham, Director	/s/ David E. Adante
David E. Adante, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)
/s/ William J. Ginn
William J. Ginn, Director

/s/ Nicholas R. Sucic
Nicholas R. Sucic, Vice President and Controller
/s/ Douglas K. Hall	(Principal Accounting Officer)
Douglas K. Hall, Director

/s/ William L. Phipps
William L. Phipps, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	2003 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

3.2	1987 Amended and Restated Regulations of The Davey Tree Expert Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.1
Amended and Restated Credit Agreement among the Company, as borrower, Various Lending Institutions, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and National City Bank, as documentation agent, dated as of November 21, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 22, 2006).

10.2	1994 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.4	2004 401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.5	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.7
The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.8
Agreement, dated as of December 8, 2006, between the Company and R. Douglas Cowan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

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

YEAR ENDED DECEMBER 31, 2007

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)

THE DAVEY TREE EXPERT COMPANY

The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -- December 31, 2007 and 2006	F-3

Consolidated Statements of Operations -- Years ended December 31, 2007, 2006 and 2005	F-4

Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements -- December 31, 2007
A – The Company’s Business	F-7
B – Accounting Policies	F-7
C – Accounts Receivable, Net	F-11
D – Supplemental Balance Sheet and Cash Flow Information	F-12

E – Business Combinations, Identified Intangible Assets and Goodwill, Net	F-13
F – Short-Term and Long-Term Debt	F-14
G – Self-Insurance Accruals	F-15
H – Lease Obligations	F-16

I – Common Shares and Preferred Shares	F-17
J – The Davey 401KSOP and Employee Stock Ownership Plan	F-18
K – Stock-Based Compensation	F-18
L – Defined Benefit Pension Plans	F-23

M – Income Taxes	F-28
N – Comprehensive Income (Loss)	F-30
O – Net Income Per Share	F-31
P – Operations by Business Segment and Geographic Information	F-32

Q – Commitments and Contingencies	F-34
R – Quarterly Results of Operations (Unaudited)	F-35

Financial Statement Schedules:

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Financial Statement List

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, “Accounting Policies,” in 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.  In addition, as discussed in Note B to the consolidated financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 11, 2008

Financial Statement List

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash	$1,819	$2,101
Accounts receivable, net	72,011	70,429
Operating supplies	3,688	3,878
Prepaid expenses	4,607	3,953
Other current assets	9,758	8,907
Total current assets	91,883	89,268

Property and equipment:
Land and land improvements	10,541	7,486
Buildings and leasehold improvements	21,999	19,619
Equipment	307,492	287,779
	340,032	314,884
Less accumulated depreciation	231,793	218,362
	108,239	96,522

Other assets	19,797	13,181
Identified intangible assets and goodwill, net	11,730	9,009
	$231,649	$207,980

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$3,970	$3,921
Accounts payable	20,419	19,424
Accrued expenses	26,311	22,635
Self-insurance accruals	20,253	17,208
Current portion of capital lease obligations	487	1,482
Total current liabilities	71,440	64,670

Long-term debt	32,099	31,951
Capital lease obligations	444	931
Self-insurance accruals	28,710	25,716
Other liabilities	4,574	2,636
	137,267	125,904

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized;
10,728 shares issued and outstanding as of December 31, 2007 and 2006	10,728	10,728
Additional paid-in capital	7,953	5,453
Common shares subscribed, unissued	7,571	8,369
Retained earnings	137,132	121,624
Accumulated other comprehensive income (loss)	400	(3,025)
	163,784	143,149
Less: Cost of Common shares held in treasury:
3,463 in 2007 and 3,218 in 2006	67,310	57,654
Common shares subscription receivable	2,092	3,419

	94,382	82,076
	$231,649	$207,980

See notes to consolidated financial statements.

Financial Statement List

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	December 31,
	2007	2006	2005

Revenues	$506,138	$467,534	$431,611

Costs and expenses:
Operating	324,415	305,106	283,596
Selling	82,449	74,513	69,944
General and administrative	38,476	34,126	29,815
Depreciation	28,085	26,991	24,147
Amortization of intangible assets	1,148	1,291	1,416
Gain on sale of assets, net	(515)	(309)	(521)
	474,058	441,718	408,397

Income from operations	32,080	25,816	23,214

Other income (expense):
Interest expense	(3,422)	(2,768)	(2,196)
Interest income	404	176	260
Other	(542)	(1,301)	(825)

Income before income taxes	28,520	21,923	20,453

Income taxes	10,441	7,906	7,142

Net income	$18,079	$14,017	$13,311

Net income per share:
Basic	$2.26	$1.70	$1.60

Diluted	$2.15	$1.61	$1.50

Weighted-average shares outstanding:
Basic	7,996	8,237	8,334

Diluted	8,422	8,730	8,884

Dividends declared per share	$.325	$.305	$.285

See notes to consolidated financial statements.

Financial Statement List

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount

Common shares
At beginning and end of year	10,728	$10,728	10,728	$10,728	10,728	$10,728

Additional paid-in capital
At beginning of year		5,453		6,799		6,172
Shares sold to employees		1,563		1,049		656
Options exercised		(185)		(3,326)		(199)
Subscription shares, issued		(396)		(208)		(107)
Stock-based compensation		1,518		1,139		277

At end of year		7,953		5,453		6,799

Common shares subscribed, unissued
At beginning of year	697	8,369	740	8,876	767	9,198
Common shares, issued	(61)	(740)	(40)	(475)	(26)	(308)
Cancellations	(5)	(58)	(3)	(32)	(1)	(14)

At end of year	631	7,571	697	8,369	740	8,876

Retained earnings
At beginning of year		121,624		110,119		99,167
Net income		18,079		14,017		13,311
Dividends, $ .285 per share		-		-		(2,359)
Dividends, $ .305 per share		-		(2,512)		-
Dividends, $ .325 per share		(2,571)		-		-

At end of year		137,132		121,624		110,119

Accumulated other comprehensive income (loss), net of tax
At beginning of year		(3,025)		525		261
Currency translation adjustment		2,320		(35)		253
Net (loss) gain on interest rate contracts		(354)		55		(34)
Net minimum pension liability		-		122		45
Pension plans -- FAS158 adjustment, net		1,459		(3,692)		-

At end of year		400		(3,025)		525

Common shares held in treasury
At beginning of year	3,218	(57,654)	3,228	(53,753)	3,074	(49,314)
Shares purchased	588	(16,974)	642	(15,062)	441	(9,067)
Shares sold to employees	(239)	5,413	(239)	4,063	(225)	3,664
Options exercised	(42)	769	(373)	6,385	(37)	555
Subscription shares, issued	(62)	1,136	(40)	713	(25)	409

At end of year	3,463	(67,310)	3,218	(57,654)	3,228	(53,753)

Common shares subscription receivable
At beginning of year	(697)	(3,419)	(740)	(4,741)	(767)	(6,009)
Payments	61	1,275	40	1,291	26	1,255
Cancellations	5	52	3	31	1	13

At end of year	(631)	(2,092)	(697)	(3,419)	(740)	(4,741)

Common Shareholders' Equity
at December 31	7,265	$94,382	7,510	$82,076	7,500	$78,553

Comprehensive Income
Net income		$18,079		$14,017		$13,311
Net other comprehensive income (loss)		3,425		(142)		264

Total comprehensive income		$21,504		$13,875		$13,575

See notes to consolidated financial statements.

Financial Statement List

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$18,079	$14,017	$13,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,085	26,991	24,147
Amortization	1,148	1,291	1,416
Gain on sale of property	(515)	(309)	(521)
Deferred income taxes	(2,100)	(2,444)	(8,631)
Other	48	350	518
Changes in operating assets and liabilities:
Accounts receivable	(1,582)	(1,544)	(5,105)
Accounts payable and accrued expenses	5,411	61	(204)
Self-insurance accruals	6,039	5,414	3,218
Other assets, net	(2,272)	(5,455)	4,088
	34,262	24,355	18,926

Net cash provided by operating activities	52,341	38,372	32,237

Investing activities
Capital expenditures:
Equipment	(32,670)	(31,807)	(31,167)
Land and buildings	(4,917)	(628)	(818)
Proceeds from sales of property and equipment	1,261	513	1,348
Purchases of businesses	(2,475)	(2,497)	(1,045)
Net cash used in investing activities	(38,801)	(34,419)	(31,682)

Financing activities
Revolving credit facility proceeds (payments), net	300	2,900	9,900
Borrowings (payments) of notes payable	49	2,469	(1,187)
Payments of long-term debt and capital leases	(3,455)	(2,583)	(1,565)
Purchase of common shares for treasury	(16,974)	(15,062)	(9,067)
Sale of common shares from treasury	8,300	8,676	4,978
Cash received on common share subscriptions	529	815	946
Dividends	(2,571)	(2,512)	(2,359)
Net cash (used in) provided by financing activities	(13,822)	(5,297)	1,646

Increase (Decrease) in cash	(282)	(1,344)	2,201
Cash, beginning of year	2,101	3,445	1,244
Cash, end of year	$1,819	$2,101	$3,445

See notes to consolidated financial statements.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except share data)

A.  The Company's Business

The Davey Tree Expert Company and its subsidiaries (the “Company”) provides a wide range of horticultural services to residential, commercial, utility and institutional customers throughout the United States and Canada.

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

B.  Accounting Policies

Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of The Davey Tree Expert Company and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications of prior years’ amounts have been made to the presentation adopted for 2007.

Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

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

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

B.  Accounting Policies (continued)

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one to ten years. Goodwill is assessed for impairment, at least annually. No impairment charges were incurred during 2007, 2006 or 2005 as the fair value of goodwill exceeded the carrying amount.

Long-Lived Assets--The Company assesses potential impairment to its long-lived assets, other than goodwill, when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flow. In the event the assessment indicates that the carrying amounts may not be recoverable, an impairment loss would be recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of the estimated future cash flows.

Self-Insurance Accruals--The Company is generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability and general liability claims. The Company uses commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience.

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

Stock-Based Compensation--Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition).  Prior to January 1, 2006, in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, no stock-based compensation expense was recognized related to the Company’s stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

Defined Benefit Pension Plans--On December 31, 2006, the Company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”)—an amendment of FASB Statements No. 87, 88, 106 and 132(R). The adoption of FAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods. As a result of adopting FAS 158, the funded status of the defined benefit pension plans was recognized in the balance sheet as of December 31, 2006 with subsequent changes in the funded status recognized in comprehensive income (loss) in the years in which they occur.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

B.  Accounting Policies (continued)

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

Cash and Interest Rate Contracts: To limit its exposure, the Company transacts its business and maintains interest rate contracts with high credit quality financial institutions.

Accounts Receivable: The Company’s residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk.  The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 10% of revenues during 2007, 9% during 2006 and 12% during 2005.  To reduce credit risk, the Company evaluates the credit of customers, but generally does not require advance payments or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.

Currency Translation Adjustments--All assets and liabilities of the Company’s Canadian operations are translated into United States dollars at year-end exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the year.  Translation adjustments are recorded as accumulated other comprehensive income (loss) in shareholders’ equity.

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

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

B.  Accounting Policies (continued)

Comprehensive Income (Loss)--Comprehensive income (loss) includes net income and other comprehensive income or loss. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax.

Fair Values--The carrying amount of cash, receivables, accounts payable and debt approximates fair value.

Adoption of FASB Interpretation No. 48--Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 applies to all “tax positions” accounted for under FASB Statement No. 109. FIN 48 refers to “tax positions” as positions taken in a previously-filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on the results of operations or financial position.

New Accounting Pronouncement Requiring Adoption--In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands presentations about such fair value measurements. The Company is required to adopt FAS 157 in 2008 and is currently evaluating the impact of FAS 157 on its consolidated financial statements.

New Accounting Pronouncement Requiring Adoption--In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value.  FAS 159 requires unrealized gains and losses on items for which the fair value option is elected to be reported in earnings at each subsequent reporting date.  The Company will not apply the Fair Value Option to any of its existing financial assets or financial liabilities.

New Accounting Pronouncement Requiring Adoption--In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects. Early adoption is not permitted.  The Company is required to adopt FAS 141R prospectively for any acquisitions on or after January 1, 2009.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	December 31,
	2007	2006

Accounts receivable	$69,326	$68,370
Receivables under contractual arrangements	5,426	6,151

	74,752	74,521
Less allowances for doubtful accounts	2,741	4,092

	$72,011	$70,429

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

D.  Supplemental Balance Sheet and Cash Flow Information

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2007	2006

Refundable income taxes	$1,099	$-
Deferred income taxes	7,297	6,091
Other	1,362	2,816
Total	$9,758	$8,907

	December 31,
Other assets, noncurrent	2007	2006

Pension assets	$4,356	$2,972
Deferred income taxes	5,114	3,763
Deposits	1,667	1,362
Assets invested for self-insurance	8,660	5,084
Total	$19,797	$13,181

	December 31,
Accrued expenses	2007	2006

Employee compensation	$11,554	$10,743
Accrued compensated absences	4,904	3,476
Self-insured medical claims	2,698	2,750
Customer advances, deposits	2,711	1,094
Income taxes payable	-	1,086
Taxes, other than income	1,043	1,275
Other	3,401	2,211
Total	$26,311	$22,635

	December 31,
Other liabilities, noncurrent	2007	2006

Pension and retirement plans	$2,492	$2,273
Other	2,082	363
Total	$4,574	$2,636

Financial Statement List
The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

D.  Supplemental Balance Sheet and Cash Flow Information (continued)

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2007	2006	2005

Interest paid	$2,920	$2,804	$2,161
Income taxes paid, net	14,963	11,806	12,975
Noncash transactions:
Debt issued for purchases of businesses	1,807	1,467	-
Detail of acquisitions:
Assets acquired:
Cash	$-	$49	$-
Receivables	-	547	-
Equipment	811	614	411
Intangibles	3,801	3,914	576
Prepaids	-	-	58
Liabilities assumed	(330)	(1,111)	-
Debt issued for purchases of businesses	(1,807)	(1,467)	-
Cash paid	$2,475	$2,546	$1,045

E.  Business Combinations, Identified Intangible Assets and Goodwill, Net

Business Combinations--Our investments in businesses were: (a) $4,612 in 2007, including liabilities assumed of $330 and debt issued of $1,807; (b) $5,124 in 2006, including liabilities assumed of $1,111 and debt issued of $1,467; and, (c) $1,045 in 2005.

The net assets of the businesses acquired are accounted for under the purchase method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $1,820 in 2007 (all of which is deductible for tax purposes), $1,999 in 2006 (of which $262 is deductible for tax purposes and $1,737 is not deductible for tax purposes); and, $136 in 2005 (all of which is deductible for tax purposes).

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The purchase price allocation for acquisitions is subject to the finalization of the valuation of certain assets and liabilities, plans for consolidation and other integration activities. As a result, preliminary amounts assigned to assets and liabilities may be revised in future periods. Fully-amortized assets are written-off against accumulated amortization.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

E.  Business Combinations, Identified Intangible Assets and Goodwill, Net (continued)

Identified Intangible Assets and Goodwill, Net--The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows.

	Weighted-
	Average	December 31, 2007		December 31, 2006
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	6.2 years	$8,435	$6,509	$7,229	$5,875
Employment-related	5.0 years	2,847	2,235	2,449	1,846
Trademarks	5.6 years	1,489	866	1,082	675

Total		12,771	$9,610	10,760	$8,396

Less accumulated amortization		9,610		8,396

Identified intangibles, net		3,161		2,364
Unamortized intangible assets:
Goodwill	Not amortized	8,569		6,645

		$11,730		$9,009

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2007, in each of the next five years follows.

Estimated future
Amortization Expense
Year ending December 31, 2008	$ 841
2009	756
2010	642
2011	399
2012	232

F.  Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2007	2006
Notes payable	$127	$1,060
Current portion of long-term debt	3,843	2,861
	$3,970	$3,921

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

F.  Short-Term and Long-Term Debt (continued)

At December 31, 2007, the Company also had unused short-term lines of credit with several banks totaling $8,302, generally at the banks' prime rate.  Long-term debt consisted of the following:

	December 31,
	2007	2006
Revolving credit facility
Prime rate borrowings	$7,800	$4,500
LIBOR borrowings	17,000	27,000
Term loan	7,000	-
	31,800	31,500
Term loans	4,142	3,312
	35,942	34,812
Less current portion	3,843	2,861
	$32,099	$31,951

Revolving Credit Facility--We have a $147,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $147,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.  Included in the credit facility is a $7,000 seven-year term loan entered into in November 2007 that requires quarterly principal installments of $250, plus interest.

As of December 31, 2007, the Company had unused commitments under the facility approximating $64,555, with $82,445 committed under the facility, consisting of borrowings of $31,800 (including the $7,000 term loan) and issued letters of credit of $50,645.  Borrowings outstanding bear interest, at the Company’s option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 7.32% (8.05% at December 31, 2006).

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2007 were as follows: 2008--$3,844; 2009--$1,730; 2010--$1,418; 2011--$25,950; 2012--$1,000.

Interest Rate Contracts--The Company uses interest rate contracts to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest rate changes on future interest expense.  As of December 31, 2007, the Company had two interest rate contracts outstanding, each with an underlying notional amount totaling $10,000, requiring interest to be paid at 4.96% maturing in November 2008 and at 5.15% maturing in March 2012.  The fair value of the interest rate contracts is the amount quoted by the financial institution that the Company would pay or receive to terminate the agreements, a liability of $551 at December 31, 2007.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

G.  Self-Insurance Accruals

Components of the Company’s self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2007	2006

Workers' compensation	$28,160	$26,959
Present value discount	2,485	2,980
	25,675	23,979
Vehicle liability	6,111	6,779
General liability	17,177	12,166
Total	48,963	42,924
Less current portion	20,253	17,208
Noncurrent portion	$28,710	$25,716

The table below reconciles the changes in the self-insurance accruals for losses and related payments and sets forth the discount rate used for the workers’ compensation accrual.

	December 31,
	2007	2006

Balance, beginning of year	$42,924	$37,510
Provision for claims	26,044	27,211
Payment of claims	20,005	21,797
Balance, end of year	$48,963	$42,924

Workers' compensation discount rate	4.50%	4.50%

H.  Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2007	2006
Equipment	$316	$4,752
Less accumulated amortization	256	3,889
	$60	$863

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

H.  Lease Obligations (continued)

The Company also leases facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2007 were as follows:

	Lease Obligations
Minimum lease obligations	Capital	Operating

Year ending December 31, 2008	$522	$3,109
2009	454	2,179
2010	-	1,525
2011	-	949
2012	-	279
2013 and after	-	496
Total minimum lease payments	976	$8,537
Amounts representing interest	45
Present value of net minimum lease payments	931
Less current portion	487
Long-term capital lease obligations, December 31, 2007	$444

Total rent expense under all operating leases was $3,643 in 2007, $3,115 in 2006 and $2,688 in 2005.

I.  Common Shares and Preferred Shares

The Company has authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued was 10,728,440 during each of the three years in the period ended December 31, 2007. The number of shares in the treasury for each of the three years in the period ended December 31, 2007 was as follows: 2007--3,462,550;  2006--3,218,059;  and 2005--3,227,517.

The Company's common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of the Company’s common shares based upon the Company's performance and financial condition. Since 1979, the Company has provided a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so. During 2007, purchases of common shares totaled 587,854 shares for $16,974 in cash; the Company also had direct sales to directors and employees of 40,727 shares for $608, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. It also sold 96,889 shares to the Company's 401(k) plan for $3,900 and issued 39,173 shares to participant accounts to satisfy its liability for the 2006 employer match in the amount of $1,015.  The liability accrued at December 31, 2007 for the 2007 employer match was $1,083. There were also 62,637 shares purchased during 2007 under the Employee Stock Purchase Plan.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

I.  Common Shares and Preferred Shares (continued)

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding.

	December 31,
	2007	2006

Shares outstanding, beginning of year	7,510,381	7,500,923

Shares purchased	(587,854)	(642,095)
Shares sold	239,426	239,176
Stock subscription offering -- cash purchases	61,670	39,609
Options exercised	42,267	372,768
	(244,491)	9,458

Shares outstanding, end of year	7,265,890	7,510,381

On December 31, 2007, the Company had 7,265,890 common shares outstanding, options exercisable to purchase 424,458 common shares, partially-paid subscriptions for 630,947 common shares and purchase rights outstanding for 247,932 common shares.

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

J.  The Davey 401KSOP and Employee Stock Ownership Plan

On March 15, 1979, the Company consummated a plan, which transferred control of the Company to its employees. As a part of this plan, the Company initially sold 120,000 common shares (presently, 5,760,000 common shares adjusted for stock splits) to the Company's Employee Stock Ownership Trust (“ESOT”) for $2,700. The Employee Stock Ownership Plan (“ESOP”), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the Trust. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.

Defined Contribution and Savings Plans--Most employees are eligible to participate in the “The Davey 401KSOP and ESOP.” Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. The Company will match, in either cash or Company stock, 50% of each participant's before-tax contribution, limited to the first 3% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May 2004, the Company adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

J.  The Davey 401KSOP and Employee Stock Ownership Plan (continued)

Total compensation for these plans, consisting primarily of the employer match was $1,083 in 2007, $1,015 in 2006, and $943 in 2005.

K.  Stock-Based Compensation

The Davey Tree Expert Company 2004 Omnibus Stock Plan (the “Stock Plan”) was approved by the Company's shareholders at its annual shareholders' meeting in May 2004. The Stock Plan is administered by the Compensation Committee of the Board of Directors, with the maximum number of common shares that may be granted to or purchased by all employees and directors under the Stock Plan being 5,000,000. In addition to the maintenance of the Employee Stock Purchase Plan, the Stock Plan provides for the grant of stock options, restricted stock, stock appreciation rights, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. These awards are payable in cash or common shares, or any combination thereof, as established by the Compensation Committee.

Stock-Based Plans--The Stock Plan consolidates into a single plan provisions for the grant of stock options and other stock-based incentives and maintenance of the Employee Stock Purchase Plan. Prior to adoption of the Stock Plan and its predecessor, the 1994 Omnibus Stock Plan, the Company had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 1,600,000 during the ten-year term of the Stock Plan. Shares purchased since 1994 under the Employee Stock Purchase Plan were 1,583,224. Each nonemployee director elected or appointed, and reelected or reappointed, will receive a director option that gives the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant. The director options are exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan.  The grant of awards, other than director options, is at the discretion of the Compensation Committee of the Board of Directors.  Shares available for grant at December 31, 2007 were 530,193.

Adoption of FASB Statement No. 123R (“FAS 123R”)--Effective January 1, 2006, the Company adopted FAS 123R, “Share-Based Payment.” FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition).

Prior to January 1, 2006, in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company followed APB 25, “Accounting for Stock Issued to Employees.” Under APB 25, no stock-based compensation expense was recognized related to the Company’s stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

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

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

K.  Stock-Based Compensation (continued)

Stock-based compensation expense under all share-based payment plans – our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units – included in the results of operations follows:

	Year Ended December 31,
	2007	2006	2005

Compensation expense, all share-based payment plans	$1,520	$1,139	$277
Income tax benefit	442	346	105

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

	Year Ended December 31,
	2007	2006	2005

Number of employees participating	990	918	994

Shares purchased during the year	62,637	65,622	66,355

Weighted-average per share purchase price paid	$23.21	$19.76	$17.43

Cumulative shares purchased since 1982	3,893,128	3,830,491	3,764,869

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $256 in 2007 and $229 in 2006.

Stock Option Plans--Since adopting FAS 123R on January 1, 2006  and through the year ended December 31, 2007 there were 246,000 stock option awards granted. The stock option awards were granted at an exercise price equal to the fair market value of the Company’s common stock at the dates of grant. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $343 in 2007 and $217 in 2006.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

K.  Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During February 2007, the Compensation Committee of the Board of Directors awarded 24,193 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of December 31, 2007.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted-Average Grant Date Value	Weighted-Average Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value

Unvested, January 1, 2007	118,648	$18.85
Granted	24,193	25.90
Forfeited	-
Vested	-

Unvested, December 31, 2007	142,841	$20.05	.9 years	$ 860	$ 4,100

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of the Company’s common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $921 for the year ended December 31, 2007 and $693 for the year ended December 31, 2006.

For stock-based awards issued on or after January 1, 2006, the fair value of each award was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on historical volatility of the Company’s stock prices and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.

The fair values of stock-based awards granted during the year ended December 31, 2007 were estimated at the date of grant with the following assumptions: volatility—13.4%; expected dividend yield—1.5%; risk-free interest rate—4.5%; and, expected life of the award—8.2 years.  The fair values of stock-based awards granted during the year ended December 31, 2006 were estimated at the date of the grant with the following assumptions: volatility—14.1%; expected dividend yield—1.5%; risk-free interest rate—4.7%; and, expected life of the award—8.2 years.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

K.  Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2007.

	Number of Options	Weighted-Average	Weighted-Average Remaining	Unrecognized Compensation	Aggregate Instrinic
Stock Options	Outstanding	Exercise Price	Contractual Life	Cost	Value
Outstanding, January 1, 2007	767,525	$16.34
Granted	8,000	25.90
Exercised	(42,267)	13.32
Forfeited	(22,300)	14.30
Outstanding, December 31, 2007	710,958	16.69	6.9 years	$11,867	$8,539

Exercisable, December 31, 2007	424,458	14.94	6.2 years		$5,841

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option.  Information regarding the stock options outstanding at December 31, 2007 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Employee options:
$13.50	448,058	5.9 years	$13.50	345,558	$13.50
22.50	227,300	8.4 years	22.50	43,300	22.50
	675,358	7.0 years	16.53	388,858	14.50
Director options:
$11.00 to $22.50	35,600	3.7 years	19.78	35,600	19.78
	710,958	6.9 years	16.69	424,458	14.94

The Company issues common shares from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

L.  Defined Benefit Pension Plans

Substantially all of the Company's domestic employees are covered by noncontributory defined benefit pension plans. A plan for nonbargaining employees provides a benefit based primarily on annual compensation up to a defined level and years of credited service. Another plan is for bargaining employees not covered by union pension plans and provides benefits at a fixed monthly amount based upon length of service.  During May 2004, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) and a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees. Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under the Company's qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2007	2006
Change in benefit obligation

Projected benefit obligation at beginning of year	$25,622	$24,974
Service cost	1,581	1,357
Interest cost	1,589	1,476
Amendments	-	36
Settlements	101	-
Actuarial gain	(530)	(744)
Benefits paid	(2,831)	(1,477)

Projected benefit obligation at end of year	$25,532	$25,622

Accumulated benefit obligation at end of year	$22,569	$22,626

	December 31,
	2007	2006
Change in fair value of plan assets

Fair value of plan assets at beginning of year	$27,501	$27,843
Actual return on plan assets	3,781	1,026
Employer contributions	164	109
Benefits paid	(2,831)	(1,477)

Fair value of plan assets at end of year	$28,615	$27,501

	December 31,
	2007	2006
Funded status of the plans

Fair value of plan assets	$28,615	$27,501
Benefit obligation	25,532	25,622
Funded status of the plans	$3,083	$1,879

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

L.  Defined Benefit Pension Plans (continued)

	December 31,
	2007	2006
Amounts reported in the consolidated balance sheets

Noncurrent assets	$4,356	$2,972
Current liability	(12)	(17)
Noncurrent liability	(1,261)	(1,076)
Funded status of the plans	$3,083	$1,879

Adoption of FASB Statement No. 158 (“FAS 158”)--On December 31, 2006, the Company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”)—an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The adoption of FAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods.

As a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its defined benefit pension plans by reducing its net pension asset by $5,834 to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recorded (i) a corresponding deferred tax asset of $2,217, (ii) a reduction in accrued pension obligations of $208 and (iii) a net after-tax charge of $3,409 in accumulated other comprehensive income (loss) in shareholders’ equity.

The adjustment to accumulated other comprehensive income at adoption of FAS 158 represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition asset remaining from the initial adoption of FASB Statement No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), all of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheet pursuant to the requirements of FAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

Amounts included in accumulated other comprehensive income (loss), related to FAS 158 follow:

	At December 31, 2007		At December 31, 2006
	Pretax	Net of Tax	Pretax	Net of Tax

Amounts reported in accumulated other comprehensive income

Unrecognized net actuarial loss	$3,632	$2,252	$6,088	$3,774
Unrecognized prior service cost	245	152	224	139
Unrecognized transition asset	(275)	(171)	(357)	(221)
	$3,602	$2,233	$5,955	$3,692

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

L.  Defined Benefit Pension Plans (continued)

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the year ending December 31, 2008 follow:

	Year Ending
	December 31, 2008
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year

Unrecognized net actuarial loss	$40	$25
Unrecognized prior service cost	31	19
Unrecognized transition asset	(69)	(43)
	$2	$1

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2007	2006
For pension plans with accumulated benefit obligations in excess of plan assets

Projected benefit obligation	$2,123	$2,266
Accumulated benefit obligation	1,904	2,101
Fair value of plan assets	850	1,173

The actuarial assumptions follow.  The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2007	2006
Actuarial assumptions

Discount rate	6.25%	6.00%
Expected long-term rate of return on plan assets	8.00	8.00
Rate of increase in future compensation levels	4.50	4.50

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2007	2006	2005
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$1,581	$1,357	$1,272
Interest cost on projected benefit obligation	1,589	1,476	1,408
Expected return on plan assets	(2,146)	(2,177)	(1,987)
Settlements	72	-	-
Amortization of net actuarial loss	256	220	449
Amortization of prior service cost	32	71	281
Amortization of transition asset	(72)	(72)	(72)
Net pension expense of defined benefit pension plans	$1,312	$875	$1,351

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

L.  Defined Benefit Pension Plans (continued)

In 2007, the post-retirement mortality table was updated to better anticipate future experience. “Settlements” in the above table reflects vested obligations fully-settled with former employees whose accrued benefits had a present value of less than $5.

Multiemployer Pension Plans Contributions--In addition to the Company-sponsored defined benefit plans, the Company contributes to several multiemployer plans. Total pension expense for multiemployer plans was $986 in 2007, $758 in 2006, and $597 in 2005.

Plan Assets--The percentages of the fair value of total plan assets, by major category, were as follows, along with the target range-of-percentage allocations for 2007 used as investment strategy.

	Percentage of Plan Assets		Target
	at December 31,		Allocations
	2007	2006	2008
Plan assets -- asset category

Equity securities	71%	71%	55% to 80%
Debt securities	29	29	28% to 33%
Total	100%	100%

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

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets, as at
December 31, 2007, was 8.3%.

Expected Benefit Plan Payments--The benefits, as of December 31, 2007, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow.

Participants
Benefits

Estimated future payments

Year ending December 31, 2008	$1,009
2009	1,052
2010	1,091
2011	1,134
2012	1,190
Years 2013 to 2017	7,378

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

L.  Defined Benefit Pension Plans (continued)

Expected Benefit Plan Contributions--The Company expects, as of December 31, 2007, to make defined-benefit contributions totaling $555 before December 31, 2008.

M.  Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2007	2006	2005

United States	$21,432	$17,936	$18,190
Canada	7,088	3,987	2,263
Totals	$28,520	$21,923	$20,453

The provision for income taxes follows:

	Year Ended December 31,
	2007	2006	2005

Currently payable:
Federal	$9,629	$8,004	$13,138
State	1,333	1,573	2,010
Canadian	2,112	1,223	631

Total current	13,074	10,800	15,779
Deferred taxes	(2,633)	(2,894)	(8,637)
Total taxes on income	$10,441	$7,906	$7,142

A reconciliation of the expected statutory U.S. federal rate to the Company’s actual effective income tax rate follows:

	Year Ended December 31,
	2007	2006	2005
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	4.5	3.5
Effect of Canadian income taxes	(.6)	(.5)	(.7)
All other, net	(.7)	(2.9)	(2.9)
Effective income tax rate	36.6%	36.1%	34.9%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

M.  Income Taxes (continued)

Significant components of the Company's current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2007	2006

Deferred tax assets:
Accrued compensated absences	$1,056	$692
Self-insurance accruals	5,641	5,363
Other assets (liabilities), net	600	36
Net deferred income tax assets--current	$7,297	$6,091

Significant components of the Company's noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2007	2006
Deferred tax assets:
Self-insurance accruals	$11,608	$9,540
Intangibles	745	706
Accrued expenses and other liabilities	336	685
Accrued stock compensation	895	452
Other future deductible amounts, net	1,078	1,121
	14,662	12,504
Deferred tax liabilities:
Property and equipment	8,322	8,030
Defined benefit pension plans	1,226	711
	9,548	8,741
Net deferred income tax assets --noncurrent	$5,114	$3,763

Effective January 1, 2007, the Company adopted FIN 48. On January 1, 2007, the Company had $3,152 of unrecognized tax benefits, of which $1,088 would affect the Company’s effective tax rate if recognized. Also, as of January 1, 2007, the Company had accrued interest expense related to the unrecognized tax benefits of $406. The adoption of FIN 48 had no effect on the results of operations or financial position. The table below reconciles the changes in unrecognized tax benefits:

Year Ended
December 31, 2007
Balance, January 1, 2007	$3,152

Additions based on tax positions related to the current year	222
Additions for tax positions of prior years	193
Reductions for tax positions of prior years	(567)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(453)
Balance, December 31, 2007	$2,547

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

M.  Income Taxes (continued)

As of December 31, 2007, the Company had $918 of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate. Also, as of December 31, 2007, the Company had accrued interest expense related to the unrecognized tax benefits of $202. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008, based on tax years open to examination. The tax years from 2003 to 2007 remain open to examination by the major tax jurisdictions to which the Company and its subsidiaries are subject.

N.  Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) follow:

	Year Ended December 31,
	2007	2006	2005
Comprehensive Income
Net income	$18,079	$14,017	$13,311
Other comprehensive income (loss)
Currency translation adjustments	2,320	(35)	253
Interest rate contract, change in fair value	(570)	88	(56)
Defined benefit pension plan adjustment	2,353	-	-
Minimum pension liability adjustments	-	(271)	73
Other comprehensive income (loss),before income taxes	4,103	(218)	270
Income tax benefit (expense), related to items items of other comprehensive income	(678)	76	(6)
Other comprehensive income (loss)	3,425	(142)	264

Comprehensive income	$21,504	$13,875	$13,575

The components of accumulated other comprehensive income (loss), net of tax, included in the equity section of the consolidated balance sheets follow:

	December 31,
Accumulated comprehensive income (loss)	2007	2006	2005

Currency translation adjustments	$2,975	$655	$690
Fair value of interest rate contract	(342)	12	(43)
Minimum pension liability adjustments	-	-	(122)
Defined benefit pension plans -- FAS 158	(2,233)	(3,692)	-
Accumulated comprehensive income (loss)	$400	$(3,025)	$525

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

O.  Net Income Per Share

Net income per share is computed as follows:

	Year Ended December 31,
	2007	2006	2005
Income available to common shareholders:
Net income	$18,079	$14,017	$13,311

Weighted-average shares:
Basic:
Outstanding	7,365,029	7,539,617	7,594,463
Partially-paid share subscriptions	630,947	697,392	739,697
Basic weighted-average shares	7,995,976	8,237,009	8,334,160

Diluted:
Basic from above	7,995,976	8,237,009	8,334,160
Incremental shares from assumed:
Exercise of stock subscription purchase rights	139,709	122,005	105,453
Exercise of stock options	286,430	370,857	444,164
Diluted weighted-average shares	8,422,115	8,729,871	8,883,777

Net income per share:
Basic	$2.26	$1.70	$1.60
Diluted	$2.15	$1.61	$1.50

P.  Operations by Business Segment and Geographic Information

The Company’s operating results are reported in two segments: Residential and Commercial Services, and Utility Services.

Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control. Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, is included in “All Other.”

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

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

P.  Operations by Business Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility	Residential Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated

Fiscal Year 2007
Revenues	$247,754	$222,756	$35,628	$-		$506,138
Income (loss) from operations	16,145	20,096	1,783	(5,944)	(a)	32,080
Interest expense				(3,422)		(3,422)
Interest income				404		404
Other income (expense), net				(542)		(542)
Income before income taxes						$28,520

Depreciation	$13,949	$9,730	$4,406	$-	(b)	$28,085
Capital expenditures	18,343	13,052	6,192	-		37,587
Segment assets, total	96,929	64,792	69,928	-	(c)	231,649

Fiscal Year 2006
Revenues	$233,419	$207,711	$26,404	$-		$467,534
Income (loss) from operations	10,338	17,258	3,177	(4,957)	(a)	25,816
Interest expense				(2,768)		(2,768)
Interest income				176		176
Other income (expense), net				(1,301)		(1,301)
Income before income taxes						$21,923

Depreciation	$12,981	$9,543	$4,467	$-	(b)	$26,991
Capital expenditures	16,602	11,407	4,426	-		32,435
Segment assets, total	95,223	60,053	52,808	-	(c)	208,084

Fiscal Year 2005
Revenues	$209,327	$196,461	$25,823	$-		$431,611
Income (loss) from operations	9,567	13,509	3,186	(3,048)	(a)	23,214
Interest expense				(2,196)		(2,196)
Interest income				260		260
Other income (expense), net				(825)		(825)
Income before income taxes						$20,453

Depreciation	$10,696	$9,378	$4,073	$-	(b)	$24,147
Capital expenditures	16,801	10,892	4,292	-		31,985
Segment assets, total	83,610	61,294	49,225	-	(c)	194,129

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.
(b)	Reduction to straight-line depreciation expense from declining balance method and depreciation and amortization of corporate assets.
(c)	Corporate assets include cash and cash equivalents, prepaid expenses, corporate facilities, enterprise-wide information systems, intangibles, and deferred and other nonoperating assets.

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

P.  Operations by Business Segment and Geographic Information (continued)

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2007	2006	2005
Revenues

United States	$451,078	$424,466	$398,429
Canada	55,060	43,068	33,182
	$506,138	$467,534	$431,611

	December 31,
	2007	2006	2005
Long-lived assets, net

United States	$102,966	$92,348	$85,842
Canada	17,003	13,287	11,419
	$119,969	$105,635	$97,261

Q.  Commitments and Contingencies

At December 31, 2007, the Company was contingently liable to its principal banks in the amount of $51,745 for letters of credit outstanding primarily related to insurance coverage.

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

Financial Statement List

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2007
(In thousands, except share data)

R.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2007 and 2006.

	Fiscal 2007, Three Months Ended
	Mar 31	Jun 30	Sept 29	Dec 31

Revenues	$103,841	$143,380	$134,300	$124,617
Gross profit	32,001	55,644	48,768	45,310
Income (loss) from operations	(1,185)	16,851	9,577	6,837
Net income (loss)	(1,481)	9,853	5,650	4,057

Net income (loss) per share -- Basic	$(.19)	$1.30	$.76	$.55
Net income (loss) per share -- Diluted	$(.19)	$1.24	$.71	$.52

ESOT Valuation per share	$25.90	$28.70	$28.70	$31.60

	Fiscal 2006, Three Months Ended
	Apr 1	Jul 1	Sept 30	Dec 31

Revenues	$101,372	$132,332	$122,897	$110,933
Gross profit	31,397	48,254	42,162	40,615
Income (loss) from operations	33	13,721	6,847	5,215
Net income (loss)	(606)	7,694	3,749	3,180

Net income (loss) per share -- Basic	$(.08)	$1.00	$.48	$.41
Net income (loss) per share -- Diluted	$(.08)	$.94	$.45	$.39

ESOT Valuation per share	$22.50	$24.00	$24.00	$25.90

Fourth quarters 2007 and 2006 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2007 and 2006 by approximately $5,618 and $4,894 respectively.

*  *  *  *  *