Form 10-Q
period 2008-03-29
DAVEY TREE EXPERT CO
filed 2008-05-06
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	☐ Large Accelerated Filer	☒ Accelerated Filer
	☐ Non-Accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

There were 7,203,650 Common Shares, $1.00 par value, outstanding as of May 1, 2008.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 29, 2008

“We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	March 29,	December 31,
	2008	2007
Assets
Current assets:
Cash	$1,802	$1,819
Accounts receivable, net	73,286	72,011
Operating supplies	5,041	3,688
Other current assets	16,421	14,365
Total current assets	96,550	91,883

Property and equipment	362,489	340,032
Less accumulated depreciation	233,370	231,793
	129,119	108,239

Other assets	19,816	19,797
Identified intangible assets and goodwill, net	17,246	11,730
	$262,731	$231,649

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$21,794	$20,419
Accrued expenses	18,951	26,311
Other current liabilities	23,629	24,710
Total current liabilities	64,374	71,440

Long-term debt	65,847	32,099
Self-insurance accruals	35,305	28,710
Other noncurrent liabilities	4,601	5,018
	170,127	137,267

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	8,730	7,953
Common shares subscribed, unissued	7,370	7,571
Retained earnings	135,128	137,132
Accumulated other comprehensive income (loss)	(525)	400
	161,431	163,784

Less: Cost of Common shares held in treasury; 3,414 shares at March 29, 2008 and 3,463 shares at December 31, 2007	66,861	67,310
Common shares subscription receivable	1,966	2,092

	92,604	94,382
	$262,731	$231,649
See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Revenues	$115,599	$103,841

Costs and expenses:
Operating	79,321	71,840
Selling	19,262	17,156
General and administrative	10,701	9,308
Depreciation and amortization	7,476	6,726
Gain on sale of assets, net	(221)	(4)
	116,539	105,026

Loss from operations	(940)	(1,185)

Other income (expense):
Interest expense	(695)	(863)
Interest income	80	115
Other, net	(638)	(474)

Loss before income taxes	(2,193)	(2,407)

Income tax benefits	(859)	(926)

Net loss	$(1,334)	$(1,481)

Net loss per share -- basic and diluted	$(.18)	$(.19)

Weighted-average shares outstanding -- basic and diluted	7,433	7,677

Dividends declared per share	$.085	$.080

See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Operating activities
Net loss	$(1,334)	$(1,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,476	6,726
Other	(46)	(81)
Changes in operating assets and liabilities:
Accounts receivable	1,768	487
Operating liabilities	(6,821)	(3,563)
Other	(3,772)	(1,917)
	(1,395)	1,652

Net cash (used in) provided by operating activities	(2,729)	171

Investing activities
Capital expenditures:
Equipment	(11,804)	(18,275)
Land and buildings	(389)	(2,043)
Purchases of businesses	(14,172)	(1,316)
Other	278	(114)
Net cash used in investing activities	(26,087)	(21,748)

Financing activities
Revolving credit facility proceeds, net	29,950	23,600
Purchase of common shares for treasury	(1,230)	(1,235)
Sale of common shares from treasury	2,005	1,991
Dividends	(670)	(657)
Other	(1,256)	(3,748)
Net cash provided by financing activities	28,799	19,951

Decrease in cash	(17)	(1,626)

Cash, beginning of period	1,819	2,101
Cash, end of period	$1,802	$475

Supplemental cash flow information follows:

Interest paid	$652	$639
Income taxes paid	1,408	992

Detail of acquisitions:
Assets acquired:
Receivables	$3,043	$-
Equipment	16,518	504
Intangibles	5,802	1,980
Prepaids	62	-
Liabilities assumed	(5,614)	(94)
Debt issued for purchases of businesses	(5,639)	(1,074)
Cash paid	$14,172	$1,316

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation

The condensed consolidated financial statements present the financial position, results of operations and cash flows of The Davey Tree Expert Company and its subsidiaries. “We,” “Us,” “Our,” “Davey” and “Davey Tree” means The Davey Tree Expert Company and its subsidiaries, unless the context indicates otherwise.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transaction have been eliminated.

Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”).

Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. Our consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Estimates are used for, but not limited to, accounts receivable valuation, self-insurance accruals, income taxes and revenue recognition. Actual results could differ from those estimates.

Interim Results of Operations--Interim results may not be indicative of calendar year performance because of seasonal and short-term variations.

New Accounting Pronouncement Requiring Adoption--In September 2006, the Finacial Accounting Standards Board (“FASB”) issued FAS Statement No. 157, “Fair Value Measurements” (“FAS 157”) which establishes a framework for measuring fair value and requires expanded presentations regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which allows for the deferral of the adoption date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of FAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. The effective provisions of FAS 157 are included in Note G, “Fair Value Measurements.” The adoption of FAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

New Accounting Pronouncement Requiring Adoption--In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 must be applied prospectively to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 calendar year, with early application encouraged. The adoption of FAS 161 will not have a material effect on our financial position, results of operation or cash flows.

New Accounting Pronouncement Requiring Adoption--In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects. Early adoption is not permitted.  We are required to adopt FAS 141R prospectively for any acquisitions on or after January 1, 2009.

B.	Seasonality of Business

Due to the seasonality of our business, our operating results for the three months ended March 29, 2008 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2008. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Business Combinations

We made investments in five businesses during the quarter ended March 29, 2008 for an aggregate purchase price of $19,811, including cash payments of $14,172 and future cash payments to be made of $5,639. Additional consideration for these acquisitions is contingent upon continued employment, which is expensed as compensation over the employment period and not included in the purchase price.

Acquired amortizable intangibles totaled $2,371 and have estimated useful lives of between three and seven years. The excess of purchase price over the fair value of the net assets acquired was $3,431 of goodwill and is classified in our consolidated balances sheets with identified intangibles and goodwill, net.

The purchase price allocation for each acquisition is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired businesses have been included in our consolidated results of operations from each acquisition-date forward. The effect of these acquisitions on consolidated revenues and the results of operations for the quarter ended March 29, 2008 were not significant.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

D.	Accounts Receivable, Net

Our accounts receivable, net, consisted of the following:

	March 29,	December 31,
	2008	2007

Accounts receivable	$67,193	$69,326
Receivables under contractual arrangements	8,354	5,426

	75,547	74,752
Less allowances for doubtful accounts	2,261	2,741

	$73,286	$72,011

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

E.	Supplemental Balance Sheet Information

The following items comprise the amounts included in the balance sheets:

	March 29, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets	$15,137	$9,877	$12,771	$9,610

Less accumulated amortization	9,877		9,610

Identified intangibles, net	5,260		3,161

Unamortized intangible assets:
Goodwill and Other Not amortized	11,986		8,569

	$17,246		$11,730

	March 29,	December 31,
Accrued expenses	2008	2007

Employee compensation	$5,012	$11,554
Accrued compensated absences	5,744	4,904
Self-insured medical claims	2,461	2,698
Customer advances, deposits	-	2,711
Taxes, other than income	1,697	1,043
Other	4,037	3,401
Total	$18,951	$26,311

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

F.	Long-Term Debt

Our long-term debt consisted of the following:

	March 29,	December 31,
	2008	2007
Revolving credit facility
Prime rate borrowings	$11,000	$7,800
LIBOR borrowings	44,000	17,000
Term loan	6,750	7,000
	61,750	31,800
Term loans	8,183	4,142
	69,933	35,942
Less current portion	4,086	3,843
	$65,847	$32,099

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

As of March 29, 2008, we had unused commitments under the facility approximating $30,605, with $116,395 committed, consisting of borrowings of $61,750 (including the $6,750 term loan) and issued letters of credit of $54,645.  Borrowings outstanding bear interest, at Davey Tree’s option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to ..19% is also required based on the average daily unborrowed commitment.

G.	Fair Value Measurements

On January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”) for our financial assets and financial liabilities, which had no effect on our financial position, results of operations or cash flows. FAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands presentations about such fair value measurements. FAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

G.	Fair Value Measurements (continued)

In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”),”  we elected to defer until January 1, 2009 the adoption of FAS 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or presented at fair value in the financial statements on a recurring basis. The adoption of FAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows. We did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or presented on a recurring basis as of March 29, 2008.

Valuation Hierarchy--FAS 157 establishes a valuation hierarchy for presentation of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of March 29, 2008, we held interest rate contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. The cash-flow hedges are classified as assets or liabilities in the consolidated balance sheets, with changes in their fair value included in other comprehensive income.

Our assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of FAS 157 at March 29, 2008, were as follows:

Fair Value Measurements at March 29, 2008 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
Description	Value at March 29, 2008	active markets (Level 1)	inputs (Level 2)	inputs (Level 3)

Assets:	$-	$-	$-	$-

Liabilities:
Interest rate contracts, classified as accrued expenses	$1,020	$-	$1,020	$-

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

H.	Stock-Based Compensation

The Davey Tree Expert Company 2004 Omnibus Stock Plan (the “Stock Plan”) was approved by our shareholders at our annual shareholders' meeting in May 2004. The Stock Plan is administered by the Compensation Committee of the Board of Directors, with the maximum number of common shares that may be granted to or purchased by all employees and directors under the Stock Plan being 5,000,000. In addition to the maintenance of the Employee Stock Purchase Plan, the Stock Plan provides for the grant of stock options, restricted stock, stock appreciation rights, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. These awards are payable in cash or common shares, or any combination thereof, as established by the Compensation Committee.

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units -- included in the results of operations follows:

Three Months Ended
	March 29, 2008	March 31, 2007

Compensation expense, all share-based payment plans	$ 376	$ 332

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $77 being recognized for the three months ended March 29, 2008 and $64 for the three months ended March 31, 2007.

Stock Option Plans--Since adopting FASB Statement No. 123 (revised), “Share-Based Payment” (“FAS 123R”) on January 1, 2006 and through the end of the first quarter, March 29, 2008, we have granted 246,000 stock option awards. The stock option awards were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and the stock options have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options was $72 for the three months ended March 29, 2008 and $72 for the three months ended March 31, 2007.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During February 2008, the Compensation Committee of the Board of Directors awarded 15,535 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of March 29, 2008.

			Weighted-
		Weighted-	Average
Unvested		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2008	142,841
Granted	15,535
Forfeited	-
Vested	(22,609)
Unvested, March 29, 2008	135,767	$ 20.96	1.9 years	$ 1,116	$ 4,290

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $227 for the three months ended March 29, 2008 and $196 for the three months ended March 31, 2007.

For stock-based awards issued on or after January 1, 2006, we estimated the fair value of each award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on historical volatility of our stock prices and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 29, 2008.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
	Outstanding	Price	Life	Cost	Value
Outstanding, January 1, 2008	710,958	$16.69
Granted	-	-
Exercised	(9,033)	13.90
Forfeited	-	-
Outstanding, March 29, 2008	701,925	16.73	6.4 years	$11,740	$10,438
Exercisable, March 29, 2008	415,425	14.97	5.7 years		$6,909

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at March 29, 2008 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$13.50	439,425	5.7 years	$13.50	336,925	$13.50
22.50	226,900	8.2 years	22.50	42,900	22.50
	666,325	6.5 years	16.56	379,825	14.52
Director options:
$12.00 to $25.90	35,600	3.2 years	19.78	35,600	19.78
	701,925	6.4 years	16.73	415,425	14.97

Common shares are issued from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

I.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

Substantially all of our domestic employees are covered by noncontributory defined benefit pension plans. The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended
	March 29,	March 31,
	2008	2007
Components of pension cost

Service costs--increase in benefit obligation earned	$451	$395
Interest cost on projected benefit obligation	415	397
Expected return on plan assets	(561)	(536)
Amortization of net actuarial loss	10	64
Amortization of prior service cost	8	8
Amortization of transition asset	(17)	(18)
Net pension cost of defined-benefit pension plans	$306	$310

Employer Contributions--Contributions of $31 were made to our defined-benefit pension plans during the three months ended March 29, 2008.  We expect, as of March 29, 2008, to make additional defined-benefit plan contributions totaling $244 before December 31, 2008.

J.	Income Taxes

Our income tax provisions for interim periods are determined using an estimate of our annual effective tax rate. The 2008 annual effective tax rate is estimated to be 39.2%.  We estimated 38.5% as the annual effective tax rate in reporting the results of operations for the first quarter 2007.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”) effective January 1, 2007. At December 31, 2007, we had $2,547 of unrecognized tax benefits, of which $918 would affect our effective tax rate if recognized, and accrued interest expense related to the unrecognized tax benefits of $202. At March 29, 2008, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits.

We do not anticipate that total unrecognized tax benefits will change significantly in the next 12 months, based on tax years open to examination.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

K.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and adjustments to defined-benefit pension plans. The components of comprehensive income (loss) follow:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Comprehensive Loss
Net loss	$(1,334)	$(1,481)
Other comprehensive income (loss)
Currency translation adjustments	(634)	47
Interest rate contracts, change in fair value	(469)	(146)
Other comprehensive income (loss), before income taxes	(1,103)	(99)
Income tax benefit (expense), related to items of other comprehensive income	178	55
Other comprehensive income (loss)	(925)	(44)

Comprehensive loss	$(2,259)	$(1,525)

L.	Per Share Amounts and Common Shares Outstanding

We calculate our basic earnings per share by dividing net income or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of earnings per share.  The per share amounts were computed as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Loss available to common shareholders:
Net loss	$(1,334)	$(1,481)

Weighted-average shares:
Basic:
Outstanding	7,280,223	7,511,258
Partially-paid share subscriptions	153,129	165,487
Basic weighted-average shares	7,433,352	7,676,745

Diluted:
Basic from above	7,433,352	7,676,745
Incremental shares from assumed:
Exercise of stock subscription purchase rights	149,253	130,169
Exercise of stock options	316,061	263,797
Diluted weighted-average shares	7,898,666	8,070,711

Net loss per share -- basic and diluted	$(.18)	$(.19)

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

L.	Per Share Amounts and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended March 29, 2008 follows:

Shares outstanding at December 31, 2007	7,265,890

Shares purchased	(38,908)
Shares sold	61,504
Stock subscription offering -- cash purchases	16,750
Options exercised	9,033
48,379

Shares outstanding at March 29, 2008	7,314,269

On March 29, 2008, we had 7,314,269 common shares outstanding, options exercisable to purchase 415,425 common shares, partially-paid subscriptions for 614,197 common shares and purchase rights outstanding for 247,932 common shares.

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

The purchase rights outstanding were granted to nonofficer employees to purchase one additional common share at the price of $12.00 per share for every two common shares purchased in connection with the stock subscription offering completed in August 2002. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by Davey Tree.

M.	Operations by Business Segment

Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services.

Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control. Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, are included in “All Other.”

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2008
(Amounts in thousands, except share data)

M.	Segment Information (continued)

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistently with the basis described in the 2007Annual Report.

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments	Consolidated

Three Months Ended March 29, 2008
Revenues	$66,997	$40,324	$8,278	$-	$115,599
Income (loss) from operations	4,971	(4,329)	(1,179)	(403)	(940)
Interest expense				(695)	(695)
Interest income				80	80
Other income (expense), net				(638)	(638)
Loss before income taxes					$(2,193)

Three Months Ended March 31, 2007

Revenues	$56,418	$40,416	$7,007	$-	$103,841
Income (loss) from operations	2,344	(1,968)	(866)	(695)	(1,185)
Interest expense				(863)	(863)
Interest income				115	115
Other income (expense), net				(474)	(474)
Loss before income taxes					$(2,407)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations.

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

Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, are included in “All Other.”

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended
	March 29,	March 31,	Percentage
	2008	2007	Change

Revenues	100.0%	100.0%	11.3%

Costs and expenses:
Operating	68.6	69.1	10.4
Selling	16.7	16.5	12.3
General and administrative	9.3	9.0	15.0
Depreciation and amortization	6.4	6.5	11.2
Gain on sale of assets, net	(.2)	-	nm

Loss from operations	(.8)	(1.1)	(20.7)

Other income (expense):
Interest expense	(.6)	(.8)	(19.5)
Interest income	-	.1	(30.4)
Other, net	(.6)	(.5)	34.6

Loss before income taxes	(1.9)	(2.3)	(8.9)

Income taxes	(.7)	(.9)	(7.2)

Net loss	(1.2%)	(1.4%)	(9.9%)

nm--not meaningful

Revenues of $115,599 for the first three months of 2008 were 11.3% higher than the $103,841 experienced in the first three months of 2007. Utility Services revenues increased 18.8%, Residential and Commercial Services revenue was stable as compared to the first three months of 2007 and All Other increased 18.1%.

Overall, loss from operations of $940 decreased 20.7% from the loss of $1,185 experienced in the first three months of 2007.  Utility Services experienced income from operations of $4,971 (a 112.1% increase over 2007) while Residential and Commercial Services experienced a loss of $4,329 compared with a loss of $1,968 for 2007.

Net loss of $1,334 was $147, or 9.9%, better than the $1,481 loss incurred in 2007. The decrease in net loss was due to higher revenues in 2007 and lower interest expense.

Cash used in operating activities for the first three months of 2008 was $2,729 or $2,900 more than the $171 provided in the first three months of 2007. The increase was primarily attributable to $3,832 more cash used from changes in operating assets and liabilities offset by a $750 increase in depreciation and amortization.

Cash used in investing activities for the first three months of 2008 was $26,087 or $4,339 more than the $21,748 used during the first three months of 2007. The use of cash for the 2008 period includes purchases of businesses totaling $14,172, offset by a $8,125 decrease in capital expenditures for equipment and land and building as compared with the first quarter 2007.

Financing activities provided $28,799 in cash during the first three months of 2007, an increase of $8,848 when compared with $19,951 provided in the first three months of 2007. Net borrowings outstanding from the revolving credit facility provided $29,950. Purchases of common shares for treasury of $1,230 were offset by cash received from the sale of common shares of $2,005. Dividends for the first three months of 2008 totaled $670.

Results of Operations--First Quarter--Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended
	March 29,	March 31,
	2008	2007	Change	% Change

Revenues	$115,599	$103,841	$11,758	11.3%

Costs and expenses:
Operating	79,321	71,840	7,481	10.4
Selling	19,262	17,156	2,106	12.3
General and administrative	10,701	9,308	1,393	15.0
Depreciation and amortization	7,476	6,726	750	11.2
Gain on sale of assets, net	(221)	(4)	(217)	nm
	116,539	105,026	11,513	11.0

Income (loss) from operations	(940)	(1,185)	245	(20.7)

Other income (expense):
Interest expense	(695)	(863)	168	(19.5)
Interest income	80	115	(35)	(30.4)
Other, net	(638)	(474)	(164)	34.6

Loss before income taxes	(2,193)	(2,407)	214	(8.9)

Income tax benefits	(859)	(926)	67	(7.2)

Net loss	$(1,334)	$(1,481)	$147	(9.9%)

nm--not meaningful

Revenues--Consolidated revenues of $115,599 increased $11,758 compared with $103,841 in the first quarter of 2007. Revenues for Utility Services increased $10,579 or 18.8% compared with the first quarter of 2007. New contracts and increases in existing contracts within all utility operations, coupled with bonus incentives earned on a contract within our western operations, account for the increase. Revenues for Residential and Commercial Services decreased $92 from the first quarter of 2007. Unfavorable weather conditions and the absence of any significant storm-related revenues account for the decrease. The first quarter 2007 contained storm-related revenues in both the northeastern and northwestern parts of the United States. The remaining change between consolidated revenues and segment revenues, an increase of $1,271, occurred in all other.

Operating Expenses--Consolidated operating expenses of $79,321 increased $7,481 compared with the first quarter of 2007 but, as a percentage of revenues, decreased .5% to 68.6%, primarily due to better margins. Utility Services increased $6,016 or 14.0% compared with the first quarter of 2007. Increases in labor, equipment, crew travel and subcontractor expense associated with the increase in revenue in all utility operations account for the increase. Residential and Commercial Services increased $587 or 2.4% compared with the first quarter 2007.  Increases in labor, equipment and subcontractor expense account for the increase. The remaining change between consolidated operating expenses and segment operating expenses was an increase of $878.  All segments have been negatively impacted by the continued rise in fuel costs.

Selling Expenses--Consolidated selling expenses of $19,262 increased $2,106 over the first quarter of 2007 and as a percentage of revenues increased .2% to 16.7%.  Utility Services experienced an increase of $823 or 15.5% over the first quarter of 2007, primarily for field management wages, auto and travel expense. Residential and Commercial Services experienced an increase of $1,002 or 8.7% over the first quarter 2007. Increases in field management wages and incentives expense, travel and office rent and utility expense account for the increase. The remaining change between consolidated selling expenses and segment selling expenses was an increase of $281.

General and Administrative Expenses--General and administrative expenses of $10,701 increased $1,393 from $9,308 in the first quarter of 2007 and as a percentage of revenues, increased .3% to 9.3%.  The increase is attributable to an increase in salary and incentive expense, travel expense and computer hardware and software expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $7,476 increased $750 from $6,726 in the first quarter of 2007, but as a percentage of revenues decreased .1% to 6.4%.  The increase is attributable to additional capital expenditures for buildings, purchases of businesses and equipment necessary to support the increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $221 increased $217 from the $4 experienced in the first quarter of 2007.  The increase is the result of additional units disposed of in the first three months of 2008 as compared to the first three months of 2007.

Interest Expense--Interest expense of $695 decreased $168 from the $863 incurred in the first quarter of 2007. The decrease is the result of lower interest rates on our bank borrowings as compared to the first three months of 2007.

Income Taxes--Income tax benefits for the first quarter was $859, as compared to $926 for the first quarter of 2007.  Our income tax provisions for interim periods are determined using an estimate of our annual effective tax rate. We estimated that our effective tax rate was 39.2% for the first three months of 2008, as compared to 38.5% for first three months of 2007.

Net Loss--Net loss for the first quarter of $1,334 was $147 less than the $1,481 experienced in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2008 and March 31, 2007, are summarized as follows:

	2008	2007
Cash provided by (used in):
Operating activities	$(2,729)	$171
Investing activities	(26,087)	(21,748)
Financing activites	28,799	19,951
Decrease in cash	$17	$1,626

Cash Used In Operating Activities--Cash used in operating activities for the first three months of 2008 was $2,900 more than the $171 provided in the first three months of 2007. The increase was primarily attributable to $3,832 more cash used from changes in operating assets and liabilities offset by a $750 increase in depreciation and amortization.

Overall, accounts receivable dollars decreased $1,768 during the first three months of 2008 as compared to the $487 increase experienced in the first three months of 2007. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of the first quarter 2008 decreased 5 days to 56 days, as compared to the first quarter 2007.  The DSO at March 31, 2007 was 61 days.

Accounts payable and accrued expenses decreased $8,921 during the first three months of 2008 as compared with a decrease of $8,063 for the first three months of 2007. Decreases in employee compensation, self-insured medical claims and customer deposits were partially offset by increases in trade payables, tax liabilities and vacation accruals. Self-insurance accruals increased $2,100 in the first three months of 2008, which was $2,400 less than the increase of $4,500 experienced in the first three months of 2007. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Operating assets, net increased $3,772 in the first three months of 2008, $1,855 more than the $1,917 increase for the first three months of 2007.  The increase is attributable to increases in operating supplies, prepaid expenses related to insurance coverage and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2008 was $26,087 or $4,339 more than the $21,748 used during the first three months of 2007. The use of cash for the 2008 period includes purchases of businesses totaling $14,172, offset by a $8,125 decrease in capital expenditures for equipment and land and building as compared with the first quarter 2007. Capital expenditures for the 2008 period were $12,193.

Cash Provided by Financing Activities--Cash provided by financing activities increased by $8,848 during the first three months of 2008 as compared with the first three months of 2007. Our revolving credit facility provided $6,350 more in the first three months of 2008 compared with the first three months of 2007. We use the credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions completed in prior periods. Included in the first quarter 2008 revolving credit facility borrowings were $14,172 related to our investment in five businesses. Treasury share transactions (purchases and sales) provided $19 more than the $756 provided in the first three months of 2007. Dividends paid increased to $670 as compared with $657 paid in the first three months of 2007.

Debt Issued in Connection with Our Investments in Businesses-- Debt issued in connection with our investments in five businesses during first quarter 2008 totaled $5,639.  During first quarter 2007, we issued $1,074 of debt in connection with our investments in businesses.

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

As of March 29, 2008, our unused commitments under the facility approximated $30,605, with $116,395 committed, consisting of borrowings of $61,750 and issued letters of credit of $54,645. Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission (“SEC”) Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at March 29, 2008, to make future payments for the periods indicated.

		Nine
		Months Ending
		December 31,	Year Ending December 31,
Description	Total	2008	2009	2010	2011	2012	Thereafter

Revolving credit facility	$61,750	$750	$1,000	$1,000	$56,000	$1,000	$2,000
Term loans	8,183	1,248	2,631	2,318	1,986	-	-
Capital lease obligations	812	368	444	-	-	-	-
Operating lease obligations	7,760	2,332	2,179	1,525	949	279	496
Self-insurance accruals	56,225	13,981	13,015	7,945	3,769	1,637	15,878
Purchase obligations	4,063	4,063	-	-	-	-	-
Other liabilities	4,309	2,236	697	348	239	198	591
	$143,102	$24,978	$19,966	$13,136	$62,943	$3,114	$18,965

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next nine months for goods and services it has negotiated for delivery as of March 29, 2008. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of March 29, 2008, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of March 29, 2008, we were contingently liable for letters of credit in the amount of $55,745, of which $54,645 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2008 through 2010.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and two other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At March 29, 2008, we had working capital of $32,176, short-term lines of credit approximating $7,786 and $30,605 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

New Accounting Pronouncements

New Accounting Pronouncements Requiring Adoption--In September 2006, the FASB issued FAS No. 157, which establishes a framework for measuring fair value and requires expanded presentations regarding fair value measurements (“FAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which allows for the deferral of the adoption date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of FAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. The effective provisions of FAS 157 are included in Note G, “Fair Value Measurements,” to the condensed consolidated financial statements included in this Form 10-Q. The adoption of FAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161, requires entities to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 must be applied prospectively to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 calendar year, with early application encouraged. The adoption of FAS 161 will not have a material effect on our financial position, results of operation or cash flows.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects. Early adoption is not permitted. We are required to adopt FAS 141R prospectively for any acquisitions on or after January 1, 2009.

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2007, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”—those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in our annual report on Form 10-K for the year ended December 31, 2007 in “Item 1A. Risk Factors.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended March 29, 2008, there have been no material changes in the reported market risks presented in our annual report on Form 10-K for the year ended December 31, 2007.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2008.

During the quarter ended March 29, 2008, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our annual report on From 10-K for the year ended December 31, 2007.  There have been no material changes from the risk factors described previously in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases made by us of its common shares outstanding during the first three months of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2008

January 1 to January 26	-	-	n/a	n/a
January 27 to February 23	-	-	n/a	n/a
February 24 to March 29	38,908	$31.60	n/a	n/a

Total First Quarter	38,908	31.60

Total Year to Date	38,908	31.60

n/a--Not applicable. There are no publicly announced plans or programs of the Company to purchase our common shares.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available.  Semiannually, for purposes of our 401KSOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm.  The peer group currently consists of ABM Industries Incorporated, Comfort Systems USA, Inc., Dycom Industries, Inc., FirstService Corporation, Quanta Services, Inc., Rollins, Inc., and Scotts Miracle-Gro Company.  The semiannual valuations are effective for a period of six months and the per share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving the Company or one of our employee benefit or stock purchase plans.  Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. The purchases listed above were added to the treasury stock of the Company.

Item 6.	Exhibits.

See Exhibit Index page, below.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 6, 2008		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 6, 2008	By:	/s/ Nicholas R. Sucic
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