Form 10-Q
period 2008-06-28
DAVEY TREE EXPERT CO
filed 2008-08-05
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	☐ Large Accelerated Filer	☒ Accelerated Filer
	☐ Non-Accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 7,635,598 Common Shares, $1.00 par value, outstanding as of August 1, 2008.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 28, 2008

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	June 28,	December 31,
	2008	2007
Assets
Current assets:
Cash	$2,218	$1,819
Accounts receivable, net	104,381	72,011
Operating supplies	5,758	3,688
Other current assets	14,054	14,365
Total current assets	126,411	91,883

Property and equipment	380,522	340,032
Less accumulated depreciation	239,508	231,793
	141,014	108,239

Other assets	20,861	19,797
Identified intangible assets and goodwill, net	31,243	11,730
	$319,529	$231,649

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,224	$20,419
Accrued expenses	25,532	26,311
Other current liabilities	27,073	24,710
Total current liabilities	83,829	71,440

Long-term debt	82,756	32,099
Self-insurance accruals	38,188	28,710
Other noncurrent liabilities	4,599	5,018
	209,372	137,267

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 10,728 shares issued	10,728	10,728
Additional paid-in capital	14,261	7,953
Common shares subscribed, unissued	7,176	7,571
Retained earnings	144,065	137,132
Accumulated other comprehensive income (loss)	(44)	400
	176,186	163,784
Less: Cost of Common shares held in treasury; 3,130 shares at June 28, 2008 and 3,463 shares at December 31, 2007	64,231	67,310
Common shares subscription receivable	1,798	2,092
	110,157	94,382
	$319,529	$231,649

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Revenues	$158,826	$143,380	$274,425	$247,221

Costs and expenses:
Operating	100,815	87,736	180,136	159,576
Selling	22,155	21,692	41,417	38,848
General and administrative	10,376	9,970	21,077	19,278
Depreciation and amortization	8,423	7,130	15,899	13,856
Loss (gain) on sale of assets, net	(108)	1	(329)	(3)
	141,661	126,529	258,200	231,555

Income from operations	17,165	16,851	16,225	15,666

Other income (expense):
Interest expense	(924)	(1,065)	(1,619)	(1,928)
Interest income	66	104	146	219
Other, net	(480)	130	(1,118)	(344)

Income before income taxes	15,827	16,020	13,634	13,613

Income tax	6,204	6,167	5,345	5,241

Net income	$9,623	$9,853	$8,289	$8,372

Net income per share:
Basic	$1.31	$1.30	$1.10	$1.08
Diluted	$1.23	$1.24	$1.04	$1.03

Weighted average shares outstanding:
Basic	7,365	7,559	7,546	7,779
Diluted	7,821	7,932	8,007	8,163

Dividends declared per share	$.09	$.08	$.17	$.16

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Operating activities
Net income	$8,289	$8,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,899	13,856
Other	1,026	116
Changes in operating assets and liabilities:
Accounts receivable	(24,008)	(19,476)
Operating liabilities	3,356	4,032
Other assets, net	(2,006)	3,059
	(5,733)	1,587

Net cash provided by operating activities	2,556	9,959

Investing activities
Capital expenditures:
Equipment	(20,775)	(23,989)
Land and buildings	(634)	(4,696)
Purchases of businesses	(17,773)	(2,441)
Other	485	(215)
Net cash used in investing activities	(38,697)	(31,341)

Financing activities
Revolving credit facility proceeds, net	46,000	32,400
Purchase of common shares for treasury	(9,974)	(11,382)
Sale of common shares from treasury	3,893	6,120
Dividends	(1,356)	(1,270)
Other	(2,023)	(4,582)
Net cash provided by financing activities	36,540	21,286

Increase (Decrease) in cash	399	(96)
Cash, beginning of period	1,819	2,101
Cash, end of period	$2,218	$2,005

Supplemental cash flow information follows:
Interest paid	$1,578	$1,642
Income taxes paid	5,672	5,451

Noncash transactions:
Debt issued for purchases of businesses	$5,639	$-
Common shares issued for purchase of business	14,692	-
Common shares issuable for purchase of business	891	-
Cash to be paid for purchase of business	239	-

Detail of acquisitions:
Assets acquired:
Cash	$55	$-
Receivables	8,366	-
Operating supplies	1,008	-
Prepaid expense	339	-
Equipment	27,157	798
Deposits and other	738	-
Intangibles	20,166	3,744
Liabilities assumed	(18,540)	(316)
Debt issued for purchases of businesses	(5,639)	(1,785)
Common shares issued for purchase of business	(14,692)	-
Common shares issuable for purchase of business	(891)	-
Cash to be paid for purchase of business	(239)	-
Cash paid	$17,828	$2,441

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation

The condensed consolidated financial statements present the financial position, results of operations and cash flows of The Davey Tree Expert Company and its subsidiaries. “We,” “us,” “our,” “Davey,” “Davey Tree” and the “Company” means The Davey Tree Expert Company and its subsidiaries, unless the context indicates otherwise.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated.

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

New Accounting Pronouncement Adopted--In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value and requires expanded presentations regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which allows for the deferral of the adoption date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of FAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. The effective provisions of FAS 157, adopted January 1, 2008, are included in Note G, “Fair Value Measurements.” The adoption of FAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

New Accounting Pronouncements Requiring Adoption--In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 must be applied prospectively to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 calendar year, with early application encouraged. The adoption of FAS 161 will not have a material effect on our financial position, results of operation or cash flows.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changes the method of applying the acquisition method in a number of significant aspects. Early adoption is not permitted.  We are required to adopt FAS 141R prospectively for any acquisitions on or after January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” Early adoption is not permitted. We are required to adopt FSP FAS 142-3 prospectively for any intangibles acquired on or after January 1, 2009. The adoption of FSP FAS 142-3 will not have a material effect on our financial position, results of operation or cash flows.

B.	Seasonality of Business

Due to the seasonality of our business, our operating results for the six months ended June 28, 2008 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2008. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Business Combinations

We made investments in six businesses during the six months ended June 28, 2008 for an aggregate purchase price of $39,289, including cash payment of $17,828, common shares of $15,583 (both issued and issuable of $891), debt issued of $5,639 and cash to be paid of $239. Additional consideration for these acquisitions is contingent upon continued employment, which is expensed as compensation over the employment period and not included in the purchase price.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

C.	Business Combinations (continued)

Our latest acquisition, which was effective June 27, 2008, had post-closing transactions to be completed at our June 28, 2008 balance-sheet date that included common shares issuable of $891 and cash to be paid of $239. Our allocation of the purchase price for this acquisition was based on historical cost of net assets acquired with the excess of the purchase price being included in goodwill.

Acquired amortizable intangibles totaled $3,271 and have estimated useful lives of between three and seven years.  The excess of purchase price over the fair value of the net assets acquired was $16,895 of goodwill and is classified in our consolidated balances sheets with identified intangibles and goodwill, net.

The purchase price allocation for each acquisition is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired businesses have been included in our consolidated results of operations from each acquisition-date forward. The effect of these acquisitions on consolidated revenues and the results of operations for the six months ended June 28, 2008 was not significant.

D.	Accounts Receivable, Net

Our accounts receivable, net, consisted of the following:

	June 30,	December 31,
	2008	2007

Accounts receivable	$95,390	$69,326
Receivables under contractual arrangements	11,100	5,426

	106,490	74,752
Less allowances for doubtful accounts	2,109	2,741

	$104,381	$72,011

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	June 28, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$9,150	$6,978	$8,435	$6,509
Employment-related	4,628	2,520	2,847	2,235
Tradenames	2,530	1,021	1,489	866

Amortized intangible assets	$16,308	$10,519	$12,771	$9,610

Less accumulated amortization	10,519		9,610

Identified intangibles, net	5,789		3,161

Unamortized intangible assets:
Goodwill and other Not amortized	25,454		8,569

	$31,243		$11,730

F.	Long-Term Debt

Our long-term debt consisted of the following:

	June 28,	December 31,
	2008	2007
Revolving credit facility
Prime rate borrowings	$6,300	$7,800
LIBOR borrowings	65,000	17,000
Term loan	6,500	7,000
	77,800	31,800
Term loans	9,189	4,142
	86,989	35,942
Less current portion	4,233	3,843
	$82,756	$32,099

Revolving Credit Facility--We have a $159,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $159,000 (increased in May 2008 from $147,000) with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.  Included in the credit facility is a $7,000 seven-year term loan entered into in November 2007 that requires quarterly principal installments of $250, plus interest.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

F.	Long-Term Debt (continued)

As of June 28, 2008, we had unused commitments under the facility approximating $25,201, with $133,799 committed, consisting of borrowings of $77,800 (including the $6,500 term loan) and issued letters of credit of $55,999.  Borrowings outstanding bear interest, at Davey Tree’s option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to ..19% is also required based on the average daily unborrowed commitment.

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

As of June 28, 2008, we held interest rate contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. The cash-flow hedges are classified as assets or liabilities in the consolidated balance sheets, with changes in their fair value included in other comprehensive income.

Our assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of FAS 157 at June 28, 2008, were as follows:

Fair Value Measurements at June 28, 2008 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	June 28, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:
Interest rate contracts, classified as accrued expenses	$413	$-	$413	$-

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Compensation expense, all share-based payment plans	$299	$379	$675	$711

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $149 being recognized for the six months ended June 28, 2008 and $121 for the six months ended June 30, 2007.

Stock Option Plans--Since adopting FASB Statement No. 123 (revised), “Share-Based Payment” (“FAS 123R”) on January 1, 2006 and through the end of the second quarter, June 28, 2008, we have granted 258,000 stock option awards. The stock option awards were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and the stock options have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options was $153 for the six months ended June 28, 2008 and $152 for the six months ended June 30, 2007.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During February 2008, the Compensation Committee of the Board of Directors awarded 15,535 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of June 28, 2008.

			Weighted-
		Weighted-	Average
Unvested		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2008	142,841
Granted	15,535
Forfeited	-
Vested	(96,386)
Unvested, June 28, 2008	61,990	$ 23.93	3.3 years	$ 971	$ 1,959

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $373 for the six months ended June 28, 2008 and $438 for the six months ended June 30, 2007.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 28, 2008.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
	Outstanding	Price	Life	Cost	Value
Outstanding, January 1, 2008	710,958	$16.69
Granted	12,000	31.60
Exercised	(29,333)	13.79
Forfeited	(7,000)	16.07
Outstanding, June 28, 2008	686,625	17.08	6.2 years	$11,728	$9,970

Exercisable, June 28, 2008	434,125	15.81	5.8 years		$6,855

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at June 28, 2008 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$13.50	419,325	5.4 years	$13.50	316,825	$13.50
22.50	223,700	7.9 years	22.50	85,700	22.50
	643,025	6.3 years	16.62	402,525	15.42
Director options:
$12.00 to $31.60	43,600	4.0 years	23.74	31,600	20.76
	686,625	6.2 years	17.08	434,125	15.81

Common shares are issued from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

I.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

Substantially all of our domestic employees are covered by noncontributory defined benefit pension plans. The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Components of pension cost

Service costs--increase in benefit obligation earned	$452	$396	$903	$791
Interest cost on projected benefit obligation	415	397	830	794
Expected return on plan assets	(562)	(537)	(1,123)	(1,073)
Amortization of net actuarial loss	10	64	20	128
Amortization of prior service cost	7	8	15	16
Amortization of transition asset	(17)	(18)	(34)	(36)
Net pension cost of defined-benefit pension plans	$305	$310	$611	$620

Employer Contributions--Contributions of $124 were made to our defined-benefit pension plans during the six months ended June 28, 2008.  We expect, as of June 28, 2008, to make additional defined-benefit plan contributions totaling $151 before December 31, 2008.

J.	Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and if our estimated tax rate changes we make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be 39.2%.  We estimated 38.5% as the annual effective tax rate in reporting the results of operations for the first six months of 2007.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”) effective January 1, 2007. At December 31, 2007, we had $918 of unrecognized tax benefits, substantially all which would affect our effective tax rate if recognized, and accrued interest expense related to the unrecognized tax benefits of $202. At June 28, 2008, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits.

We do not anticipate that total unrecognized tax benefits will change significantly in the next 12 months, based on tax years open to examination.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

K.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and adjustments to defined-benefit pension plans. The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Comprehensive Income
Net income	$9,623	$9,853	$8,289	$8,372
Other comprehensive income (loss)
Currency translation adjustments	105	1,043	(529)	1,090
Interest rate contracts, change in fair value	606	241	137	95
Other comprehensive income (loss), before income taxes	711	1,284	(392)	1,185
Income tax benefit (expense), related to items of other comprehensive income	(230)	(91)	(52)	(36)
Other comprehensive income (loss)	481	1,193	(444)	1,149

Comprehensive income	$10,104	$11,046	$7,845	$9,521

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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Income available to common shareholders:
Net income	$9,623	$9,853	$8,289	$8,372

Weighted-average shares:
Basic:
Outstanding	7,216,357	7,394,608	7,248,290	7,452,611
Partially-paid share subscriptions	149,098	164,332	298,196	326,857
Basic weighted-average shares	7,365,455	7,558,940	7,546,486	7,779,468

Diluted:
Basic from above	7,365,455	7,558,940	7,546,486	7,779,468
Incremental shares from assumed:
Exercise of stock subscription purchase rights	149,253	130,036	149,253	130,102
Exercise of stock options	306,051	243,251	311,056	253,467
Diluted weighted-average shares	7,820,759	7,932,227	8,006,795	8,163,037

Net income per share
Basic	$1.31	$1.30	$1.10	$1.08

Diluted	$1.23	$1.24	$1.04	$1.03

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

L.	Per Share Amounts and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended June 28, 2008 follows:

Shares outstanding at December 31, 2007	7,265,890

Shares purchased	(315,809)
Shares sold	120,814
Shares issued for purchase of business	464,945
Stock subscription offering -- cash purchases	32,917
Options exercised	29,333
332,200

Shares outstanding at June 28, 2008	7,598,090

On June 28, 2008, we had 7,598,090 common shares outstanding, 28,196 common shares issuable in connection with the purchase of a business, options exercisable to purchase 434,125 common shares, partially-paid subscriptions for 598,030 common shares and purchase rights outstanding for 247,932 common shares.

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

The purchase rights outstanding were granted to employees (excluding directors, officers and certain operations management) to purchase one additional common share at the price of $12.00 per share for every two common shares purchased in connection with the stock subscription offering completed in August 2002. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by Davey Tree.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2008
(Amounts in thousands, except share data)

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistently with the basis described in the 2007 Annual Report.

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments	Consolidated

Three Months Ended June 28, 2008
Revenues	$75,675	$71,302	$11,849	$-	$158,826
Income (loss) from operations	4,459	12,146	1,374	(814)	17,165
Interest expense				(924)	(924)
Interest income				66	66
Other income (expense), net				(480)	(480)
Income before income taxes					$15,827

Segment assets, total	$128,942	$122,115	$68,472	$-	$319,529

Three Months Ended June 30, 2007
Revenues	$62,709	$68,674	$11,997	$-	$143,380
Income (loss) from operations	5,990	11,680	252	(1,071)	16,851
Interest expense				(1,065)	(1,065)
Interest income				104	104
Other income (expense), net				130	130
Income before income taxes					$16,020

Segment assets, total	$98,785	$86,012	$61,631	$-	$246,428

Six Months Ended June 28, 2008
Revenues	$142,672	$111,626	$20,127	$-	$274,425
Income (loss) from operations	9,430	7,817	195	(1,217)	16,225
Interest expense				(1,619)	(1,619)
Interest income				146	146
Other income (expense), net				(1,118)	(1,118)
Income before income taxes					$13,634

Segment assets, total	$128,942	$122,115	$68,472	$-	$319,529

Six Months Ended June 30, 2007
Revenues	$119,127	$109,090	$19,004	$-	$247,221
Income (loss) from operations	8,334	9,712	(614)	(1,766)	15,666
Interest expense				(1,928)	(1,928)
Interest income				219	219
Other income (expense), net				(344)	(344)
Income before income taxes					$13,613

Segment assets, total	$98,785	$86,012	$61,631	$-	$246,428

Index

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

Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services for operations in the United States and Canada. Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.

Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, are included in “All Other.”

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues.

	Three Months Ended			Six Months Ended
	June 28,	June 30,	Percentage	June 28,	June 30,	Percentage
	2008	2007	Change	2008	2007	Change

Revenues	100.0%	100.0%	10.8%	100.0%	100.0%	11.0%

Costs and expenses:
Operating	63.6	61.2	14.9	65.6	64.5	12.9
Selling	13.9	15.1	2.1	15.1	15.7	6.6
General and administrative	6.5	7.0	4.1	7.7	7.8	9.3
Depreciation and amortization	5.3	5.0	18.1	5.8	5.7	14.7
Gain on sale of assets, net	(.1)	-	nm	(.1)	-	nm

Income from operations	10.8	11.7	1.9	5.9	6.3	3.6

Other income (expense):
Interest expense	(.6)	(.7)	(13.2)	(.6)	(.8)	(16.0)
Interest income	.1	.1	nm	.1	.1	nm
Other, net	(.3)	.1	nm	(.4)	(.1)	nm

Income before income taxes	10.0	11.2	(1.2)	5.0	5.5	.2

Income taxes	3.9	4.3	.6	2.0	2.1	2.0

Net income	6.1%	6.9%	(2.3%)	3.0%	3.4%	(1.0%)

nm--not meaningful

Index

Second Quarter--Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended
	June 28,	June 30,
	2008	2007	Change	% Change

Revenues	$158,826	$143,380	$15,446	10.8%

Costs and expenses:
Operating	100,815	87,736	13,079	14.9
Selling	22,155	21,692	463	2.1
General and administrative	10,376	9,970	406	4.1
Depreciation and amortization	8,423	7,130	1,293	18.1
Loss (gain) on sale of assets, net	(108)	1	(109)	nm
	141,661	126,529	15,132	12.0

Income (loss) from operations	17,165	16,851	314	1.9

Other income (expense):
Interest expense	(924)	(1,065)	141	(13.2)
Interest income	66	104	(38)	nm
Other, net	(480)	130	(610)	nm

Income before income taxes	15,827	16,020	(193)	(1.2)

Income tax	6,204	6,167	37	0.6

Net income	$9,623	$9,853	$(230)	(2.3%)

nm--not meaningful

Revenues--Consolidated revenues of $158,826 increased $15,446 compared with $143,380 in the second quarter of 2007.  The increase of $15,446 includes revenues related to acquisitions approximating $10,100. Revenues for Utility Services increased $12,966 or 20.7% compared with the second quarter of 2007.  In addition to acquisitions, new contracts and increases in existing contracts within all utility operations account for the increase. Revenues for Residential and Commercial Services increased $2,628 to $71,302 from the second quarter of 2007. New and expanded operations and more favorable weather conditions account for the increase. The remaining change between consolidated revenues and segment revenues, a decrease of $148, occurred in all other.

Operating Expenses--Consolidated operating expenses of $100,815 increased $13,079 compared with the second quarter of 2007 and, as a percentage of revenues, increased 2.4% to 63.6%. The increase of $13,079 includes operating expense related to acquisitions approximating $8,680. Utility Services increased $12,444 or 27.9% compared with the second quarter of 2007. Increases in labor, equipment, crew travel and subcontractor expense associated with the increase in revenue in all utility operations account for the increase. Residential and Commercial Services increased $1,273 or 3.7% compared with the second quarter 2007.  Increases in labor, equipment, material and subcontractor expense were partially offset by reductions in rented equipment. The remaining change between consolidated operating expenses and segment operating expenses was a decrease of $638.

The increase in fuel prices impacted operating expenses within all segments. During the second quarter 2008, fuel expense of $8,282 increased $2,805, or 51.2%, more than the fuel expense of $5,477 for the second quarter 2007.  Approximately $450 of the 2008 increase related to usage.

Index

Selling Expenses--Consolidated selling expenses of $22,155 increased $463 over the second quarter of 2007 and as a percentage of revenues decreased 1.2% to 13.9%.  Utility Services experienced an increase of $372 or 6.3% over the second quarter of 2007.  Increases in field management wages, vehicle expense and employee development expenses were partially offset by a reduction in field management incentive expense. Residential and Commercial Services experienced an increase of $375 or 2.4% over the second quarter 2007. Increases in vehicle expense, rent expense, employee development and marketing expenses were partially offset by a reduction in field management wages and incentive expense. The remaining change between consolidated selling expenses and segment selling expenses was a decrease of $284.

General and Administrative Expenses--General and administrative expenses of $10,376 increased $406 from $9,970 in the second quarter of 2007 and, as a percentage of revenues, decreased .5% to 6.5%.  The increase is attributable to an increase in salary and incentive expense, travel expense and office supplies and computer expenses partially offset by a reduction in professional services and stock-based compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $8,423 increased $1,293 from $7,130 in the second quarter of 2007 and, as a percentage of revenues, increased .3% to 5.3%. The increase is attributable to additional capital expenditures for buildings, purchases of businesses and equipment necessary to support the increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $108 increased $109 from the loss of $1 in the second quarter of 2007.  The increase is the result of additional units disposed of in the second quarter of 2008 as compared to the second quarter of 2007.

Interest Expense--Interest expense of $924 decreased $141 from the $1,065 incurred in the second quarter of 2007.  The decrease is the result of lower interest rates on our bank borrowings as compared to the second quarter of 2007.

Other, Net--Other, net, was $480 of expense for the three months ended June 28, 2008 compared with $130 of income for the comparable period of 2007, and consisted of nonoperating income and expense. The fluctuation was primarily due to foreign currency gains and losses on the intercompany account balances of our Canadian subsidiary being $35 of gains for the three months ended June 28, 2008 compared to $513 of gains for the comparable period of 2007.

Income Taxes--Income tax for the second quarter was $6,204, as compared to $6,167 for the second quarter of 2007. Our income tax provisions for interim periods are determined using an estimate of our annual effective tax rate. We estimated that our effective tax rate was 39.2% for the second quarter of 2008, as compared to 38.5% for the second quarter of 2007.

Net Income--Net income for the second quarter of $9,623 was $230 less than the $9,853 experienced in the second quarter of 2007.

Index

First Half--Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended
	June 28,	June 30,
	2008	2007	Change	% Change

Revenues	$274,425	$247,221	$27,204	11.0%

Costs and expenses:
Operating	180,136	159,576	20,560	12.9
Selling	41,417	38,848	2,569	6.6
General and administrative	21,077	19,278	1,799	9.3
Depreciation and amortization	15,899	13,856	2,043	14.7
Gain on sale of assets, net	(329)	(3)	(326)	nm
	258,200	231,555	26,645	11.5

Income (loss) from operations	16,225	15,666	559	3.6

Other income (expense):
Interest expense	(1,619)	(1,928)	309	(16.0)
Interest income	146	219	(73)	nm
Other, net	(1,118)	(344)	(774)	nm

Income before income taxes	13,634	13,613	21	0.2

Income tax	5,345	5,241	104	2.0

Net income	$8,289	$8,372	$(83)	(1.0%)

nm--not meaningful

Revenues--Consolidated revenues of $274,425 increased $27,204 compared with $247,221 in the first half of 2007. The increase of $27,204 includes revenues related to acquisitions approximating $12,538. Revenues for Utility Services increased $23,545 or 19.8% compared with the first half of 2007. In addition, to a business acquisition, Utility revenue increases arose from new contracts, increases in existing contracts and production incentives. Revenues for Residential and Commercial Services increased $2,536 or 2.3% from the first half of 2007. New and expanded operations and more favorable weather conditions account for the increase. The remaining change between consolidated revenues and segment revenues, an increase of $1,123, occurred in all other.

Operating Expenses--Consolidated operating expenses of $180,136 increased $20,560 compared with the first half of 2007 and, as a percentage of revenues, increased 1.1% to 65.6%. The increase of $20,560 includes operating expense related to acquisitions approximating $10,787. Utility Services increased $18,460 or 21.1% compared with the first half of 2007. Increases in labor, equipment, crew travel and subcontractor expense associated with the increase in revenue in all utility operations account for the increase. Residential and Commercial Services increased $1,860 or 3.2% compared with the first half of 2007.  Increases in labor, equipment and subcontractor expense were partially offset by a reduction in material and tool expense. The remaining change between consolidated operating expenses and segment operating expenses was an increase of $240.

The increase in fuel prices impacted operating expenses within all segments. During the first half of 2008, fuel expense of $13,758 increased $4,268, or 44.9%, more than the fuel expense of $9,490 for the first half of 2007.  Approximately $900 of the 2008 increase related to usage.

Index

Selling Expenses--Consolidated selling expenses of $41,417 increased $2,569 over the first half of 2007 but, as a percentage of revenues, decreased .6% to 15.1%.  Utility Services experienced an increase of $1,195 or 10.7% over the first half of 2007. Field management wages, auto and travel expense and employee development expense account for the increase. Residential and Commercial Services experienced an increase of $1,377 or 5.1% over the first half of 2007. Increases in field management wages and incentives expense, auto and travel expense, and employee development and marketing expense account for the increase. The remaining change between consolidated selling expenses and segment selling expenses was a decrease of $3.

General and Administrative Expenses--General and administrative expenses of $21,077 increased $1,799 from $19,278 in the first half of 2007 and, as a percentage of revenues, decreased .1% to 7.7%. The increase is attributable to an increase in salary and incentive expense, travel expense and office supplies and computer expenses.

Depreciation and Amortization Expense--Depreciation and amortization expense of $15,899 increased $2,043 from $13,856 in the first half of 2007 and, as a percentage of revenues, increased .1% to 5.8%.  The increase is attributable to additional capital expenditures for buildings, purchases of businesses and equipment necessary to support the increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $329 increased $326 from the $3 experienced in the first half of 2007.  The increase is the result of additional units disposed of in the first half of 2008 as compared to the first half of 2007.

Interest Expense--Interest expense of $1,619 decreased $309 from the $1,928 incurred in the first half of 2007.  The decrease is the result of lower interest rates on our bank borrowings as compared to the first half of 2007.

Other, Net--Other, net, was $1,118 of expense for the six months ended June 28, 2008 compared to $344 of expense for the comparable period of 2007, and consisted of nonoperating income and expense. The fluctuation was primarily due to foreign currency gains and losses on the intercompany account balances of our Canadian subsidiary being $169 of losses for the six months ended June 28, 2008 compared to $545 of gains for the comparable period of 2007.

Income Taxes--Income tax was $5,345, as compared to $5,241 for the first half of 2007.  Our income tax provisions for interim periods are determined using an estimate of our annual effective tax rate. We estimated that our effective tax rate was 39.2% for the first half of 2008, as compared to 38.5% for first half of 2007.

Net Income--Net income of $8,289 was $83 less than the $8,372 experienced in the first half of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2008 and June 30, 2007, are summarized as follows:

	2008	2007
Cash provided by (used in):
Operating activities	$2,556	$9,959
Investing activities	(38,697)	(31,341)
Financing activites	36,540	21,286
Increase (Decrease) in cash	$399	$(96)

Cash Provided by Operating Activities--Cash provided by operating activities for the first six months of 2008 was $7,403 less than the $9,959 provided in the first six months of 2007. The decrease was primarily attributable to $10,073 more cash used from changes in operating assets and liabilities offset by a $2,043 increase in depreciation and amortization.

Overall, accounts receivable dollars increased $24,008 during the first six months of 2008, as compared to the $19,476 increase experienced in the first six months of 2007. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of the first six months of 2008 increased three days to 60 days, as compared to the end of the first six months of 2007. The increase is primarily the result of additional businesses acquired during the first six months of 2008.  Excluding 2008 acquisitions, the DSO for the first six months of 2008 would have been 58 days.

Operating liabilities increased $3,356 in the first six months of 2008, $676 less than the $4,032 increase in the first six months of 2007. Accounts payable and accrued expenses decreased $1,171 during the first six months of 2008 as compared with a decrease of $2,130 for the first six months of 2007. Decreases in employee compensation, self-insured medical claims, customer deposits and trade payables were partially offset by increases in tax liabilities, 401KSOP liabilities and vacation accruals. Self-insurance accruals increased $4,527 in the first six months of 2008, which was $1,635 less than the increase of $6,162 experienced in the first six months of 2007. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net increased $2,006 in the first six months of 2008, $5,065 more than the $3,059 decrease for the first six months of 2007.  The increase is attributable to increases in operating supplies, prepaid expenses related to insurance coverage and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2008 was $38,697 or $7,356 more than the $31,341 used during the first six months of 2007. The use of cash for the 2008 period includes purchases of businesses totaling $17,773, offset by a $7,276 decrease in capital expenditures for equipment and land and building as compared with the first six months of 2008. Capital expenditures for the 2008 period were $21,409.

Cash Provided by Financing Activities--Cash provided by financing activities increased by $15,254 during the first six months of 2008 as compared with the first six months of 2007. Our revolving credit facility provided $13,600 more in the first six months of 2008 compared with the first six months of 2007. We use the credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions completed in prior periods. Included in the revolving credit facility borrowings for the first six months of 2008 was $17,773 related to our investment in six businesses. Treasury share transactions (purchases and sales) used $819 more than the $5,262 used in the first six months of 2007. Dividends paid increased to $1,356, as compared with $1,270 paid in the first six months of 2007.

Index

Debt Issued in Connection with Our Investments in Businesses--Debt issued in connection with our investments in six businesses during the first six months of 2008 totaled $5,639.  During first six months of 2007, we issued $1,785 of debt in connection with our investments in businesses.

Revolving Credit Facility--We have a $159,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $159,000 (increased in May 2008 from $147,000) with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of June 28, 2008, our unused commitments under the facility approximated $25,201, with $133,799 committed, consisting of borrowings of $77,800 and issued letters of credit of $55,999. Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission (“SEC”) Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at June 28, 2008, to make future payments for the periods indicated.

		Six Months Ending
		December 31,	Year Ending December 31,
Description	Total	2008	2009	2010	2011	2012	Thereafter

Revolving credit facility	$77,800	$500	$1,000	$1,000	$72,300	$1,000	$2,000
Term loans	9,189	553	4,207	2,372	2,057	-	-
Capital lease obligations	1,431	419	816	196	-	-	-
Operating lease obligations	16,851	2,485	4,178	3,040	2,016	1,100	4,032
Self-insurance accruals	59,791	11,474	16,260	11,243	6,274	2,892	11,648
Purchase obligations	3,492	3,492	-	-	-	-	-
Other liabilities	4,050	1,790	437	249	407	478	689
	$172,604	$20,713	$26,898	$18,100	$83,054	$5,470	$18,369

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next six months for goods and services we have negotiated for delivery as of June 28, 2008. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of June 28, 2008, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of June 28, 2008, we were contingently liable for letters of credit in the amount of $58,254, of which $55,999 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Index

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2008 through 2010.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and two other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At June 28, 2008, we had working capital of $42,582, short-term lines of credit approximating $8,388 and $25,201 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital-spending plan and to complete business acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted--In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, which establishes a framework for measuring fair value and requires expanded presentations regarding fair value measurements (“FAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which allows for the deferral of the adoption date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of FAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. The effective provisions of FAS 157 are included in Note G, “Fair Value Measurements,” to the condensed consolidated financial statements included in this Form 10-Q. The adoption of FAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

New Accounting Pronouncements Requiring Adoption--In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161, requires entities to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 must be applied prospectively to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 calendar year, with early application encouraged. The adoption of FAS 161 will not have a material effect on our financial position, results of operation or cash flows.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS 141R changed the method of applying the acquisition method in a number of significant aspects. Early adoption is not permitted. We are required to adopt FAS 141R prospectively for any acquisitions on or after January 1, 2009.

Index

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” Early adoption is not permitted. We are required to adopt FSP FAS 142-3 prospectively for any intangibles acquired on or after January 1, 2009. The adoption of FSP FAS 142-3 will not have a material effect on our financial position, results of operation or cash flows.

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

Index

The following table provides information, as of June 28, 2008, about our debt obligations and interest rate contracts. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For interest rate contracts, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contracts at June 28, 2008. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at June 28, 2008.

								Fair Value
	Expected Maturity Date							June 28,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Liabilities
Long-term debt:
Fixed rate	$677	$1,467	$55	$27	$-	$-	$2,226	$2,266
Average interest rate	6.1%	7.1%	7.8%	7.8%

Variable rate	$3,631	$3,331	$3,001	$72,300	$1,000	$1,500	$84,763	$84,763
Average interest rate	4.0%	4.9%	5.5%	5.7%	5.9%	6.1%

Interest rate derivative instrument
Interest rate contracts:
Pay fixed, notional amount	$10,000	$-	$-	$20,000	$-	$-	$30,000	$413
Average pay rate	4.96%			4.29%
Average receive rate	2.83%			2.64%

Interest rates, as of June 28, 2008, on the variable-rate debt ranged from 3.2% to 5.0%.

The interest rate contracts each have an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to have settled the contracts at June 28, 2008 (fair value), we would have paid $413.

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

For the six-months ended June 28, 2008, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Index

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

Index

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in our annual report on Form 10-K for the year ended December 31, 2007 in “Item 1A. Risk Factors.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The information set forth in “Market Risk Information” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part 1 – Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2008 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 28, 2008, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Davey Tree Expert Company

Part II.  Other Information

Items 1 and 3 are not applicable.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-Looking Statements” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.  There have been no material changes from the risk factors described previously in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2008

January 1 to January 26	-	-	n/a	n/a
January 27 to February 23	-	-	n/a	n/a
February 24 to March 29	38,908	$ 31.60	n/a	n/a

Total First Quarter	38,908	31.60

March 30 to April 26	138,679	31.60	n/a	n/a
April 27 to May 24	74,449	31.60	n/a	n/a
May 25 to June 28	63,773	31.60	n/a	n/a

Total Second Quarter	276,901	31.60

Total Year-to-Date	315,809	31.60

n/a--Not applicable. There are no publicly announced plans or programs of the Company to purchase our common shares.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available.  Semiannually, for purposes of our 401KSOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm.  The peer group currently consists of ABM Industries Incorporated, Comfort Systems USA, Inc., Dycom Industries, Inc., FirstService Corporation, Quanta Services, Inc., Rollins, Inc., and Scotts Miracle-Gro Company.  The semiannual valuations are effective for a period of six months and the per share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving the Company or one of our employee benefit or stock purchase plans.  Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. We added the purchases to our treasury stock.

Index

Item 4.	Submission of Matters to a Vote of Security Holders

	An annual meeting of shareholders was held on May 20, 2008. The following sets forth the actions considered and the results of the voting:

	Election of Directors Nominees for director for the term expiring on the date of the annual meeting in 2011 -- All elected.	Number of Shares
		For	Against	Nonvotes

	Dr. Carol A. Cartwright	5,654,166	629,769	1,609,752
	R. Douglas Cowan	6,246,540	37,395	1,609,752
	J. Dawson Cunningham	6,270,135	13,800	1,609,752

	Directors whose terms in office as directors continued after the annual meeting of shareholders were William L. Phipps, Robert A. Stefanko, Karl J. Warnke, William J. Ginn and Douglas K. Hall.

Item 5.	Other Information.

On May 15, 2008, we entered into an Acknowledgment of Commitment Increase (the “Acknowledgement”) to the Amended and Restated Credit Agreement, originally entered into as of November 21, 2006 among us, as borrower, the lending institutions named therein, as banks, and KeyBank National Association, as administrative agent for the banks.  The Acknowledgment increased the commitment to $159,000 from $147,000.

The description above is qualified in its entirety by the terms of the Acknowledgment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

	See Exhibit Index page, below.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: August 5, 2008		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: August 5, 2008	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Vice President and Controller
(Principal Accounting Officer)

Index

Exhibit Index

Exhibit No.	Description

10.1
Acknowledgment of Commitment Increase, dated as of May 15, 2008, made to the Amended and Restated Credit Agreement among the Company, as borrower, Various Lending Institutions, as banks, and KeyBank National Association, as administrative agent for the banks, dated as of November 21, 2006.
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

Index