Form 10-Q
period 2008-09-27
DAVEY TREE EXPERT CO
filed 2008-11-05
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

There were 14,965,303 Common Shares, $1.00 par value, outstanding (after stock split) as of October 31, 2008.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 27, 2008

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 27,	December 31,
	2008	2007
Assets
Current assets:
Cash	$681	$1,819
Accounts receivable, net	106,860	72,011
Operating supplies	5,800	3,688
Other current assets	17,213	14,365
Total current assets	130,554	91,883

Property and equipment	384,818	340,032
Less accumulated depreciation	246,163	231,793
	138,655	108,239

Other assets	21,260	19,797
Identified intangible assets and goodwill, net	31,630	11,730
	$322,099	$231,649

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$28,293	$20,419
Accrued expenses	31,137	26,311
Other current liabilities	29,718	24,710
Total current liabilities	89,148	71,440

Long-term debt	70,838	32,099
Self-insurance accruals	42,358	28,710
Other noncurrent liabilities	4,396	5,018
	206,740	137,267

Common shareholders' equity:*
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	3,138	-
Common shares subscribed, unissued	6,447	7,571
Retained earnings	150,266	134,356
Accumulated other comprehensive income (loss)	(472)	400
	180,836	163,784

Less: Cost of Common shares held in treasury; 6,203 shares at September 27, 2008 and 6,926 shares at December 31, 2007	64,442	67,310
Common shares subscription receivable	1,035	2,092
	115,359	94,382
	$322,099	$231,649

* Adjusted for two-for-one stock split
See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Revenues	$173,559	$134,300	$447,984	$381,521

Costs and expenses:
Operating	110,437	85,532	290,573	245,108
Selling	27,409	22,094	68,826	60,942
General and administrative	12,930	9,946	34,007	29,224
Depreciation and amortization	10,124	7,565	26,023	21,421
Gain on sale of assets, net	(113)	(414)	(442)	(417)
	160,787	124,723	418,987	356,278

Income from operations	12,772	9,577	28,997	25,243

Other income (expense):
Interest expense	(980)	(947)	(2,599)	(2,875)
Interest income	60	115	206	334
Other, net	(878)	(147)	(1,996)	(491)

Income before income taxes	10,974	8,598	24,608	22,211

Income tax	4,080	2,948	9,425	8,189

Net income	$6,894	$5,650	$15,183	$14,022

Net income per share:*
Basic	$.44	$.38	$.98	$.89
Diluted	$.42	$.35	$.92	$.84

Weighted average shares outstanding:*
Basic	15,525	14,931	15,558	15,766
Diluted	16,603	15,972	16,531	16,625

Dividends declared per share*	$.043	$.040	$.128	$.120

*Adjusted for two-for-one stock split
See notes to condensed consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Operating activities
Net income	$15,183	$14,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,023	21,421
Other	794	(1,656)
Changes in operating assets and liabilities:
Accounts receivable	(26,483)	(16,086)
Operating liabilities	7,217	12,987
Other assets, net	(5,146)	619
	2,405	17,285

Net cash provided by operating activities	17,588	31,307

Investing activities
Capital expenditures:
Equipment	(28,549)	(27,822)
Land and buildings	(751)	(4,741)
Purchases of businesses	(15,718)	(2,441)
Other	713	(713)
Net cash used in investing activities	(44,305)	(35,717)

Financing activities
Revolving credit facility proceeds, net	34,150	13,500
Purchase of common shares for treasury	(12,135)	(14,269)
Sale of common shares from treasury	5,230	7,415
Dividends	(2,050)	(1,903)
Other	384	(1,460)
Net cash provided by financing activities	25,579	3,283

Decrease in cash	(1,138)	(1,127)

Cash, beginning of period	1,819	2,101
Cash, end of period	$681	$974

Supplemental cash flow information follows:

Interest paid	$2,362	$2,739
Income taxes paid	9,829	10,639

Noncash transactions:
Common shares, two-for-one split	$10,728	$-
Debt issued for purchases of businesses	5,639	1,785
Common shares issued for purchase of business	14,692	-

Detail of acquisitions:
Assets acquired:
Cash	$55	$-
Receivables	8,366	-
Operating supplies	1,090	-
Prepaid expense	339	-
Equipment	27,062	798
Deposits and other	742	-
Intangibles	21,098	3,744
Liabilities assumed	(22,648)	(316)
Debt issued for purchases of businesses	(5,639)	(1,785)
Common shares issued for purchase of business	(14,692)	-
Cash paid	$15,773	$2,441

See notes to condensed consolidated financial statements.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
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

Per Common Share Information--All common share and per share data have been retroactively adjusted to recognize a two-for-one forward stock split of our common shares effective October 1, 2008.

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
September 27, 2008
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

Due to the seasonality of our business, our operating results for the nine months ended September 27, 2008 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2008. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Business Combinations

We made investments in six businesses during the nine months ended September 27, 2008 for an aggregate purchase price of $36,104, including cash payment of $15,773, common shares of $14,692 and debt issued of $5,639. Additional consideration for these acquisitions is contingent upon continued employment, which is expensed as compensation over the employment period and not included in the purchase price.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

C.	Business Combinations (continued)

The allocation of the purchase price of our latest acquisition, effective June 27, 2008, was based on historical cost of net assets acquired with the excess of the purchase price being included in goodwill.

Acquired amortizable intangibles totaled $3,271 and have estimated useful lives of between three and seven years.  The excess of purchase price over the fair value of the net assets acquired was $17,827 of goodwill and is classified in our consolidated balances sheets with identified intangible assets and goodwill, net.

The purchase price allocation for each acquisition is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired businesses have been included in our consolidated results of operations from each acquisition-date forward. The effect of these acquisitions on consolidated revenues and the results of operations for the nine months ended September 27, 2008 was not significant.

D.	Accounts Receivable, Net

Our accounts receivable, net, consisted of the following:

	September 27,	December 31,
	2008	2007

Accounts receivable	$93,061	$69,326
Receivables under contractual arrangements	15,846	5,426

	108,907	74,752
Less allowances for doubtful accounts	2,047	2,741

	$106,860	$72,011

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	September 27, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$9,459	$7,441	$8,435	$6,509
Employment-related	4,840	2,871	2,847	2,235
Tradenames	2,647	1,211	1,489	866

Amortized intangible assets	$16,946	$11,523	$12,771	$9,610

Less accumulated amortization	11,523		9,610

Identified intangibles, net	5,423		3,161

Unamortized intangible assets:
Goodwill and other Not amortized	26,207		8,569

	$31,630		$11,730

F.	Long-Term Debt

Our long-term debt consisted of the following:

	September 27,	December 31,
	2008	2007
Revolving credit facility
Prime rate borrowings	$3,700	$7,800
LIBOR borrowings	56,000	17,000
Term loan	6,250	7,000
	65,950	31,800
Term loans	12,496	4,142
	78,446	35,942
Less current portion	7,608	3,843
	$70,838	$32,099

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
September 27, 2008
(Amounts in thousands, except share data)

F.	Long-Term Debt (continued)

As of September 27, 2008, we had unused commitments under the facility approximating $34,164, with $124,836 committed, consisting of borrowings of $65,950 (including the $6,250 term loan) and issued letters of credit of $58,886.  Borrowings outstanding bear interest, at Davey Tree’s option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to ..19% is also required based on the average daily unborrowed commitment.

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

As of September 27, 2008, we held interest rate contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. The cash-flow hedges are classified as assets or liabilities in the consolidated balance sheets, with changes in their fair value included in other comprehensive income.

Our assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of FAS 157 at September 27, 2008, were as follows:

Fair Value Measurements at September 27, 2008 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	September 27, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:
Interest rate contracts, classified as accrued expenses	$462	$-	$462	$-

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

H.	Stock-Based Compensation

The Davey Tree Expert Company 2004 Omnibus Stock Plan (the “Stock Plan”) was approved by our shareholders at our annual shareholders' meeting in May 2004. The Stock Plan is administered by the Compensation Committee of the Board of Directors, with the maximum number of common shares that may be granted to or purchased by all employees and directors under the Stock Plan being 10,000,000. In addition to the maintenance of the Employee Stock Purchase Plan, the Stock Plan provides for the grant of stock options, restricted stock, stock appreciation rights, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. These awards are payable in cash or common shares, or any combination thereof, as established by the Compensation Committee.

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Compensation expense, all share-based payment plans	$252	$412	$927	$1,123

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $236 being recognized for the nine months ended September 27, 2008 and $192 for the nine months ended September 29, 2007.

Stock Option Plans--Since adopting FASB Statement No. 123 (revised), “Share-Based Payment” (“FAS 123R”) on January 1, 2006 and through the end of the third quarter, September 27, 2008, we have granted 524,000 stock option awards. The stock option awards were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and the stock options have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options was $244 for the nine months ended September 27, 2008 and $252 for the nine months ended September 29, 2007.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During February 2008, the Compensation Committee of the Board of Directors awarded 31,070 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of September 27, 2008.

			Weighted-
		Weighted-	Average
Unvested		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2008	285,682
Granted	31,070
Forfeited	-
Vested	(192,772)
Unvested, September 27, 2008	123,980	$ 11.96	3.0 years	$ 897	$ 2,033

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $447 for the nine months ended September 27, 2008 and $679 for the nine months ended September 29, 2007.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 27, 2008.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
	Outstanding	Price	Life	Cost	Value
Outstanding, January 1, 2008	1,421,916	$8.35
Granted	40,000	16.04
Exercised	(65,866)	6.84
Forfeited	(22,000)	10.86
Outstanding, September 27, 2008	1,374,050	8.60	5.9 years	$11,818	$10,718

Exercisable, September 27, 2008	861,050	7.92	5.6 years		$7,302

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at September 27, 2008 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$ 6.75	838,650	5.2 years	$6.75	633,650	$6.75
11.25	447,400	7.7 years	11.25	171,400	11.25
	1,286,050	6.1 years	8.32	805,050	7.71
Director options:
$6.00 to $16.40	88,000	4.2 years	12.79	56,000	10.90
	1,374,050	5.9 years	8.60	861,050	7.92

Common shares are issued from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

I.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

Substantially all of our domestic employees are covered by noncontributory defined benefit pension plans. The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Components of pension cost

Service costs--increase in benefit obligation earned	$452	$396	$1,355	$1,187
Interest cost on projected benefit obligation	415	397	1,245	1,191
Expected return on plan assets	(561)	(537)	(1,684)	(1,610)
Amortization of net actuarial loss	10	64	30	192
Amortization of prior service cost	8	8	23	24
Amortization of transition asset	(18)	(18)	(52)	(54)
Net pension cost of defined-benefit pension plans	$306	$310	$917	$930

Employer Contributions--Contributions of $368 were made to our defined-benefit pension plans during the nine months ended September 27, 2008.  We do not expect, as of September 27, 2008, to make additional defined-benefit plan contributions before December 31, 2008.

J.	Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and if our estimated annual tax rate changes we make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be 38.3%.  We estimated 36.9% as the annual effective tax rate in reporting the results of operations for the first nine months of 2007.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”) effective January 1, 2007. At December 31, 2007, we had $918 of unrecognized tax benefits, substantially all which would affect our effective tax rate if recognized, and accrued interest expense related to the unrecognized tax benefits of $202. At September 27, 2008, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits.

We do not anticipate that total unrecognized tax benefits will change significantly in the next 12 months, based on tax years open to examination.

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

K.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and adjustments to defined-benefit pension plans. The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Comprehensive Income
Net income	$6,894	$5,650	$15,183	$14,022
Other comprehensive income (loss)
Currency translation adjustments	(410)	831	(939)	1,921
Interest rate contracts, change in fair value	(29)	(329)	108	(234)
Other comprehensive income (loss), before income taxes	(439)	502	(831)	1,687
Income tax benefit (expense), related to items of other comprehensive income	11	125	(41)	89
Other comprehensive income (loss)	(428)	627	(872)	1,776

Comprehensive income	$6,466	$6,277	$14,311	$15,798

L.	Per Share Amounts and Common Shares Outstanding

We calculate our basic earnings per share by dividing net income or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of earnings per share.  The per share amounts were computed as follows (adjusted for the two-for-one stock split of our common shares effective October 1, 2008):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Income available to common shareholders:
Net income	$6,894	$5,650	$15,183	$14,022

Weighted-average shares:
Basic:
Outstanding	15,254,261	14,607,200	14,750,984	14,804,790
Partially-paid share subscriptions	270,846	323,864	806,650	961,030
Basic weighted-average shares	15,525,107	14,931,064	15,557,634	15,765,820

Diluted:
Basic from above	15,525,107	14,931,064	15,557,634	15,765,820
Incremental shares from assumed:
Exercise of stock subscription purchase rights	335,925	318,732	311,070	279,928
Exercise of stock options	742,440	721,850	662,514	579,360
Diluted weighted-average shares	16,603,472	15,971,646	16,531,218	16,625,108

Net income per share
Basic	$.44	$.38	$.98	$.89

Diluted	$.42	$.35	$.92	$.84

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

L.	Per Share Amounts and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended September 27, 2008 follows:

Shares outstanding at December 31, 2007	14,531,780

Shares purchased	(763,344)
Shares sold	302,112
Shares issued for purchase of business	929,890
Stock subscription offering -- cash purchases	187,342
Options exercised	66,266
722,266

Shares outstanding at September 27, 2008	15,254,046

On September 27, 2008, we had 15,254,046 common shares outstanding, options exercisable to purchase 861,050 common shares, partially-paid subscriptions for 1,074,552 common shares and purchase rights outstanding for 495,864 common shares.

The partially-paid subscriptions relate to common shares purchased at $6.00 per share (after two-for-one stock split), in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven- year promissory note for the balance due, with interest at 4.75% per year.  Promissory note payments, of both principal and interest, are made either by payroll deduction or annual lump-sum payment.  The promissory notes are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

The purchase rights outstanding were granted to employees (excluding directors, officers and certain operations management) to purchase one additional common share at the price of $6.00 per share for every two common shares purchased in connection with the stock subscription offering completed in August 2002. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by Davey Tree.

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

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

M.	Operations by Business Segment (continued)

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistently with the basis described in the 2007 Annual Report.

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments	Consolidated

Three Months Ended September 27, 2008
Revenues	$86,913	$77,368	$9,278	$-	$173,559
Income (loss) from operations	6,572	6,842	394	(1,036)	12,772
Interest expense				(980)	(980)
Interest income				60	60
Other income (expense), net				(878)	(878)
Income before income taxes					$10,974

Segment assets, total	138,032	116,833	67,234	-	322,099

Three Months Ended September 29, 2007
Revenues	$63,480	$61,810	$9,010	$-	$134,300
Income (loss) from operations	3,550	6,873	175	(1,021)	9,577
Interest expense				(947)	(947)
Interest income				115	115
Other income (expense), net				(147)	(147)
Income before income taxes					$8,598

Segment assets, total	102,076	80,258	61,884	-	244,218

Nine Months Ended September 27, 2008
Revenues	$229,585	$188,994	$29,405	$-	$447,984
Income (loss) from operations	16,002	14,659	589	(2,253)	28,997
Interest expense				(2,599)	(2,599)
Interest income				206	206
Other income (expense), net				(1,996)	(1,996)
Income before income taxes					$24,608

Segment assets, total	138,032	116,833	67,234	-	322,099

Nine Months Ended September 29, 2007
Revenues	$182,607	$170,900	$28,014	$-	$381,521
Income (loss) from operations	11,884	16,585	(439)	(2,787)	25,243
Interest expense				(2,875)	(2,875)
Interest income				334	334
Other income (expense), net				(491)	(491)
Income before income taxes					$22,211

Segment assets, total	102,076	80,258	61,884	-	244,218

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2008
(Amounts in thousands, except share data)

N.           Event Subsequent to September 27, 2008: Two-for-One Stock Split

On September 12, 2008, our Board of Directors adopted a resolution effecting a two-for-one forward stock split of the Company's common shares, paid as a stock dividend to shareholders of record as of September 27, 2008.  The effective time of the forward stock split was the open of business on October 1, 2008. The par value of each common share remains at $1.00. Accordingly, $10,728 was reclassified to the common shares account from additional paid-in capital and shareholders received an additional common share for each common share held.

All common share and per share data have been adjusted to give retroactive effect to the two-for-one stock split for all periods presented. Also, the number of common shares issuable upon exercise of outstanding stock options and other stock-based awards and the number of stock-based awards vested and reserved for issuance under the various benefit plans, including the Employee Stock Purchase Plan, were proportionately increased in accordance with the respective plans.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations.

We provide a wide range of horticultural services to residential, commercial, utility and institutional customers throughout the United States and Canada.

Our Business--Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services for operations in the United States and Canada. Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.

Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, are included in “All Other.”

RESULTS OF OPERATIONS

The following tables set forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	Percentage	September 27,	September 29,	Percentage
	2008	2007	Change	2008	2007	Change

Revenues	100.0%	100.0%	29.2%	100.0%	100.0%	17.4%

Costs and expenses:
Operating	63.7	63.7	29.1	64.8	64.2	18.5
Selling	15.8	16.5	24.1	15.4	16.0	12.9
General and administrative	7.4	7.4	30.0	7.6	7.7	16.4
Depreciation and amortization	5.8	5.6	33.8	5.8	5.6	21.5
Gain on sale of assets, net	(.1)	(.3)	nm	(.1)	(.1)	6.0

Income from operations	7.4	7.1	33.4	6.5	6.6	14.9

Other income (expense):
Interest expense	(.6)	(.7)	3.5	(.6)	(.8)	(9.6)
Interest income	-	.1	nm	-	.1	nm
Other, net	(.5)	(.1)	nm	(.4)	(.1)	nm

Income before income taxes	6.3	6.4	27.6	5.5	5.8	10.8

Income taxes	2.3	2.2	38.4	2.1	2.1	15.1

Net income	4.0%	4.2%	22.0%	3.4%	3.7%	8.3%

nm--not meaningful

Third Quarter--Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Our results of operations for the three months ended September 27, 2008 compared to the three months ended September 29, 2007 follows:

	Three Months Ended
	September 27,	September 29,
	2008	2007	Change	% Change

Revenues	$173,559	$134,300	$39,259	29.2%

Costs and expenses:
Operating	110,437	85,532	24,905	29.1
Selling	27,409	22,094	5,315	24.1
General and administrative	12,930	9,946	2,984	30.0
Depreciation and amortization	10,124	7,565	2,559	33.8
Gain on sale of assets, net	(113)	(414)	301	nm
	160,787	124,723	36,064	28.9

Income from operations	12,772	9,577	3,195	33.4

Other income (expense):
Interest expense	(980)	(947)	(33)	3.5
Interest income	60	115	(55)	nm
Other, net	(878)	(147)	(731)	nm

Income before income taxes	10,974	8,598	2,376	27.6

Income tax	4,080	2,948	1,132	38.4

Net income	$6,894	$5,650	$1,244	22.0%

nm--not meaningful

Revenues--Consolidated revenues of $173,559 increased $39,259 compared with $134,300 in the third quarter of 2007. The increase of $39,259 includes revenues related to acquisitions approximating $25,555. Utility Services increased $23,507 or 37.0% compared with the third quarter 2007. Storm-damage work arising from hurricane damage (primarily hurricanes Gustav and Ike) in the southern United States, as well as new business from an acquisition, new contracts and increases in existing contracts accounted for the increase. Residential and Commercial Services increased $15,558 to $77,368 from the third quarter 2007, with new business from acquisitions and expanded operations accounting for the increase. Total consolidated revenue of $173,559 includes production incentive revenue, recognized under the completed-performance method, of $1,173 during third quarter 2008 compared with $68 during the third quarter 2007.

Operating Expenses--Consolidated operating expenses of $110,437 increased $24,905 compared with the third quarter of 2007 and, as a percentage of revenues, remained at 63.7%. The increase of $24,905 includes operating expense related to acquisitions approximating $15,343. Utility Services increased $16,452 or 34.2% compared with the third quarter of 2007. Increases in labor, equipment, crew travel and subcontractor expense associated with the storm damage work and increase in revenue in all utility operations account for the increase. Residential and Commercial Services increased $8,391 or 26.3% compared with the third quarter 2007.  Increases in labor, equipment, material and subcontractor expense were partially offset by reductions in rented equipment.

The increase in fuel prices impacted operating expenses within all segments. During the third quarter 2008, fuel expense of $9,796 increased $3,098, or 46.2%, more than the fuel expense of $6,698 for the third quarter 2007.  Approximately $300 of the 2008 increase related to usage.

Selling Expenses--Consolidated selling expenses of $27,409 increased $5,315 over the third quarter of 2007 and as a percentage of revenues decreased .7% to 15.8%.  Utility Services experienced an increase of $2,015 or 34.9% over the third quarter of 2007. Increases in field management wages and incentive expense, vehicle expense, communication and employee development expenses account for the increase. Residential and Commercial Services experienced an increase of $3,088 or 19.0% over the third quarter 2007. Increases in field management wages and incentive expense, vehicle expense, auto expense and rent expense were partially offset by a reduction in marketing expenses.

General and Administrative Expenses-- General and administrative expenses of $12,930 increased $2,984 from $9,946 in the third quarter of 2007.  The increase of $2,984 includes general and administrative expenses of the acquired businesses of $2,479 in addition to normal increases in salary and incentive expense, office supplies and computer expenses, which were partially offset by a reduction in relocation expense and stock-based compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $10,124 increased $2,559 from $7,565 in the third quarter of 2007 and, as a percentage of revenues, increased .2% to 5.8%.  The increase is attributable to additional capital expenditures for buildings, purchases of businesses and equipment necessary to support the increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $113 decreased $301 from $414 in the third quarter of 2007.  The decrease is attributable to a reduction in the number of units disposed of in the third quarter of 2008 as compared to the third quarter of 2007.

Interest Expense--Interest expense of $980 increased $33 from the $947 incurred in the third quarter of 2007. The increase is the result of higher average levels of bank borrowings as compared to the third quarter of 2007 and was partially offset by reductions in interest rates.

Other, Net--Other, net, was $878 of expense for the third quarter of 2008, as compared with $147 of expense for the comparable period of 2007, and consisted of nonoperating income and expense. The fluctuation was primarily due to foreign currency gains and losses on the intercompany account balances of our Canadian subsidiary being $216 of losses for the third quarter 2008 compared to $337 of gains for the comparable period of 2007.

Income Taxes--Income tax for the third quarter was $4,080, as compared to $2,948 for the third quarter of 2007.  Our income tax provisions for interim periods are determined using an estimate of our annual effective tax rate. The 2008 annual effective tax rate is estimated to be 38.3% that resulted in a tax rate of 37.2% for the third quarter 2008. The tax rate for the third quarter 2007 was 34.3% based on an estimate of the annual tax rate at the end of the third quarter 2007 of 36.9%.

Net Income--Net income for the third quarter of $6,894 was $1,244 more than the $5,650 experienced in the third quarter of 2007.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Our results of operation for the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007 follows:

	Nine Months Ended
	September 27,	September 29,
	2008	2007	Change	% Change

Revenues	$447,984	$381,521	$66,463	17.4%

Costs and expenses:
Operating	290,573	245,108	45,465	18.5
Selling	68,826	60,942	7,884	12.9
General and administrative	34,007	29,224	4,783	16.4
Depreciation and amortization	26,023	21,421	4,602	21.5
Gain on sale of assets, net	(442)	(417)	(25)	6.0
	418,987	356,278	62,709	17.6

Income from operations	28,997	25,243	3,754	14.9

Other income (expense):
Interest expense	(2,599)	(2,875)	276	(9.6)
Interest income	206	334	(128)	nm
Other, net	(1,996)	(491)	(1,505)	nm

Income before income taxes	24,608	22,211	2,397	10.8

Income tax	9,425	8,189	1,236	15.1

Net income	$15,183	$14,022	$1,161	8.3%

nm--not meaningful

Revenues--Consolidated revenues of $447,984 increased $66,463 compared with $381,521 in the first nine months of 2007. The increase of $66,463 includes revenues related to acquisitions approximating $37,095. Utility Services increased $47,052 or 25.8% compared with the first nine months of 2007. Storm-damage work arising from hurricane damage (primarily hurricanes Gustav and Ike) in the southern United States, as well as business from an acquisition, new contracts and increases in existing contracts account for the increase. Residential and Commercial Services increased $18,094 or 10.6% from the first nine months of 2007. New business from acquisitions and expanded operations account for the increase. Total consolidated revenue of $447,984 includes production incentive revenue, recognized under the completed-performance method, of $4,795 during the first nine months of 2008 compared with $1,048 during the first nine months of 2007.

Operating Expenses--Consolidated operating expenses of $290,573 increased $45,465 compared with the first nine months of 2007 and, as a percentage of revenues, increased .6% to 64.8%. The increase of $45,465 includes operating expense related to acquisitions approximating $24,664. Utility Services increased $34,912 or 25.8% compared with the first nine months of 2007. Increases in labor, equipment, crew travel and subcontractor expense associated with the storm damage work and increase in revenue in all utility operations account for the increase. Residential and Commercial Services increased $10,251 or 11.3% compared with the first nine months of 2007. Increases in labor, equipment, materials and subcontractor expense were partially offset by a reduction in tool expense.

The increase in fuel prices impacted operating expenses within all segments. During the first nine months of 2008, fuel expense of $23,553 increased $7,647 or 48.1%, more than the fuel expense of $15,906 for the first nine months of 2007.  Approximately $1,200 of the 2008 increase related to usage.

Selling Expenses--Consolidated selling expenses of $68,826 increased $7,884 over the first nine months of 2007 but, as a percentage of revenues, decreased .6% to 15.4%.  Utility Services experienced an increase of $3,210 or 18.9% over the first nine months of 2007. Field management wages and incentive expense, auto and travel expense and employee development expense account for the increase. Residential and Commercial Services experienced an increase of $4,465 or 10.3% over the first nine months of 2007. Increases in field management wages, auto and travel expense, and employee development and marketing expense account were partially offset by a reduction in incentive expense.

General and Administrative Expenses-- General and administrative expenses of $34,007 increased $4,783 from $29,224 in the first nine months of 2007 and, as a percentage of revenues, decreased .1% to 7.6%.  The increase of $4,783 includes general and administrative expenses of the acquired businesses of $2,916 in addition to normal increases in salary and incentive expense, travel expense and office supplies, branch office expenses and computer expenses.

Depreciation and Amortization Expense--Depreciation and amortization expense of $26,023 increased $4,602 from $21,421 in the first nine months of 2007 and, as a percentage of revenues, increased .2% to 5.8%.  The increase is attributable to additional capital expenditures for buildings, purchases of businesses and equipment necessary to support the increase in business levels.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $442 increased $25 from the $417 experienced in the first nine months of 2007.  The increase is the result of an increase in amounts received for on fewer units disposed of in the first nine months of 2008 as compared to the first nine months of 2007.

Interest Expense--Interest expense of $2,599 decreased $276 from the $2,875 incurred in the first nine months of 2007.  Increases in our average bank borrowings were offset by significantly lower interest rates charged on those bank borrowings as compared to the first nine months of 2007.

Other, Net--Other, net, was $1,996 of expense for the first nine months of 2008, as compared to $491 of expense for the comparable period of 2007, and consisted of nonoperating income and expense. The fluctuation was primarily due to foreign currency gains and losses on the intercompany account balances of our Canadian subsidiary being $385 of losses for the first nine months of 2008 compared to $882 of gains for the comparable period of 2007.

Income Taxes--Income tax was $9,425, as compared to $8,189 for the first nine months of 2007.  Our income tax provisions for interim periods are determined using an estimate of our annual effective tax rate. We estimated that our effective tax rate was 38.3% for the first nine months of 2008, as compared to 36.9% for first nine months of 2007.

Net Income--Net income of $15,183 was $1,161 more than the $14,022 experienced in the first nine months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2008 and September 29, 2007, are summarized as follows:

	2008	2007
Cash provided by (used in):
Operating activities	$17,588	$31,307
Investing activities	(44,305)	(35,717)
Financing activities	25,579	3,283
Decrease in cash	$(1,138)	$(1,127)

Cash Provided by Operating Activities--Cash provided by operating activities for the first nine months of 2008 was $13,719 less than the $31,307 provided in the first nine months of 2007. The decrease was primarily attributable to $21,932 more cash used from changes in operating assets and liabilities offset by a $4,602 increase in depreciation and amortization.

Overall, accounts receivable dollars increased $26,483 during the first nine months of 2008, as compared to the $16,086 increase experienced in the first nine months of 2007. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of the first nine months of 2008 decreased three days to 56 days, as compared to the end of the first nine months of 2007. The decrease is primarily the result of additional businesses acquired during the first nine months of 2008.  Excluding 2008 acquisitions, the DSO for the first nine months of 2008 would have been 58 days.

Operating liabilities increased $7,217 in the first nine months of 2008, $5,770 less than the $12,987 increase in the first nine months of 2007. Accounts payable and accrued expenses decreased $514 during the first nine months of 2008 as compared with an increase of $3,867 for the first nine months of 2007. Decreases in employee compensation, trade payables, 401KSOP liabilities and customer deposits were partially offset by increases in tax liabilities, compensated-absence accruals and self-insured medical claims. Self-insurance accruals increased $7,731 in the first nine months of 2008, which was $1,389 less than the increase of $9,120 experienced in the first nine months of 2007. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net increased $5,146 in the first nine months of 2008, $5,765 more than the $619 decrease for the first nine months of 2007.  The increase is attributable to increases in operating supplies, prepaid expenses related to insurance coverage and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2008 was $44,305 or $8,588 more than the $35,717 used during the first nine months of 2007. The use of cash for the 2008 period includes purchases of businesses totaling $15,718, offset by a $3,263 decrease in capital expenditures for equipment and land and building as compared with the first nine months of 2007. Capital expenditures for the 2008 period were $29,300.

Cash Provided by Financing Activities--Cash provided by financing activities increased by $22,296 during the first nine months of 2008 as compared with the first nine months of 2007. Our revolving credit facility provided $20,650 more in the first nine months of 2008 compared with the first nine months of 2007. We use the credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Included in the revolving credit facility borrowings for the first nine months of 2008 was $15,718 related to our investment in six businesses. Treasury share transactions (purchases and sales) used $51 more than the $6,854 used in the first nine months of 2007. Dividends paid increased to $2,050, as compared with $1,903 paid in the first nine months of 2007.

Debt Issued in Connection with Our Investments in Businesses--Debt issued in connection with our investments in six businesses during the first nine months of 2008 totaled $5,639.  During first nine months of 2007, we issued $1,785 of debt in connection with our investments in businesses.

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

As of September 27, 2008, our unused commitments under the facility approximated $34,164, with $124,836 committed, consisting of borrowings of $65,950 and issued letters of credit of $58,886. Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission (“SEC”) Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at September 27, 2008, to make future payments for the periods indicated.

		Three
		Months Ending
		December 31,	Year Ending December 31,
Description	Total	2008	2009	2010	2011	2012	Thereafter

Revolving credit facility	$65,950	$250	$1,000	$1,000	$60,700	$1,000	$2,000
Term loans	12,496	1,509	6,560	2,371	2,056	-	-
Capital lease obligations	1,223	211	816	196	-	-	-
Operating lease obligations	13,008	1,280	4,117	2,897	1,876	955	1,883
Self-insurance accruals	63,939	5,766	17,793	12,092	7,102	3,382	17,804
Purchase obligations	4,271	736	3,535	-	-	-	-
Other liabilities	4,021	1,917	443	255	413	485	508
	$164,908	$11,669	$34,264	$18,811	$72,147	$5,822	$22,195

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next six months for goods and services we have negotiated for delivery as of September 27, 2008. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of September 27, 2008, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of September 27, 2008, we were contingently liable for letters of credit in the amount of $61,141, of which $58,886 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2008 through 2010.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and two other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At September 27, 2008, we had working capital of $41,406, short-term lines of credit approximating $9,029 and $34,164 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans, borrowing needs and to complete business acquisitions for the foreseeable future.

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

New Accounting Pronouncements Requiring Adoption--In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161, requires entities to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 must be applied prospectively to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 calendar year, with early application encouraged. The adoption of FAS 161 will not have a material effect on our financial position, results of operation or cash flows.

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

The following table provides information, as of September 27, 2008, about our debt obligations and interest rate contracts. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For interest rate contracts, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contracts at September 27, 2008. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at September 27, 2008.

								Fair Value
	Expected Maturity Date							September 27,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Liabilities
Long-term debt:
Fixed rate	$4,041	$1,441	$54	$13	$-	$-	$5,549	$5,637
Average interest rate	4.9%	7.1%	7.8%	7.8%

Variable rate	$3,567	$3,319	$62,682	$1,079	$1,000	$1,250	$72,897	$72,897
Average interest rate	2.6%	3.4%	4.7%	5.1%	5.3%	5.6%

Interest rate derivative instrument
Interest rate contracts:
Pay fixed, notional amount	$10,000	$1,490	$-	$20,000	$-	$-	$31,490	$462
Average pay rate	4.96%	4.94%		4.29%
Average receive rate	2.83%	5.75%		2.84%

Interest rates, as of September 27, 2008, on the variable-rate debt ranged from 3.3% to 5.0%.

The interest rate contracts each have an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to have settled the contracts at September 27, 2008 (fair value), we would have paid $462.

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

For the nine-months ended September 27, 2008, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2008 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 27, 2008, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2008, adjusted to recognize the two-for-one stock split of our common shares effective October 1, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2008

January 1 to January 26	-	-	n/a	n/a
January 27 to February 23	-	-	n/a	n/a
February 24 to March 29	77,816	$15.80	n/a	n/a

Total First Quarter	77,816	15.80

March 30 to April 26	277,358	15.80	n/a	n/a
April 27 to May 24	148,898	15.80	n/a	n/a
May 25 to June 28	127,546	15.80	n/a	n/a

Total Second Quarter	553,802	15.80

June 29 to July 26	-	16.40	n/a	n/a
July 27 to August 23	42,198	16.40	n/a	n/a
August 24 to September 27	89,528	16.40	n/a	n/a

Total Third Quarter	131,726	16.40

Total Year-to-Date	763,344	15.90

n/a--Not applicable. There are no publicly announced plans or programs of the Company to purchase our common shares.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available.  Semiannually, for purposes of our 401KSOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm.  The peer group currently consists of ABM Industries Incorporated, Comfort Systems USA, Inc., Dycom Industries, Inc., FirstService Corporation, Quanta Services, Inc., Rollins, Inc., and Scotts Miracle-Gro Company.  The semiannual valuations are effective for a period of six months and the per share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving the Company or one of our employee benefit or stock purchase plans.  Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. The purchases made of our common shares were added to our treasury stock.

Item 6.	Exhibits.

See Exhibit Index page, below.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: November 5, 2008		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 5, 2008	By:	/s/ Nicholas R. Sucic
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