Form 10-K
period 2008-12-31
DAVEY TREE EXPERT CO
filed 2009-03-13
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

There were 14,533,174 Common Shares outstanding as of March 3, 2009.  The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 28, 2008 was $190,927,685.  For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be held on May 19, 2009 are incorporated by reference into Part III (to be filed).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

▪	Our business, other than tree services to utility customers, is highly seasonal and weather dependent.

▪	The current economic downturn and the financial and credit crisis may reduce our customers’ spending, adversely impact pricing for our services, and impede our collection of accounts receivable.

▪	Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

▪
The seasonal nature of our business and changes in general and local economic conditions, among other factors, may cause our quarterly results to fluctuate, and our prior performance is not necessarily indicative of future results.

▪	The current economic downturn may limit our access to capital, including access to funds under our revolving credit facility.

▪	Significant increases in fuel prices for extended periods of time will increase our operating expenses.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2008, we had sales of approximately $66.6 million, or approximately 11% of revenues, to Pacific Gas & Electric Company (“PG&E”), one of our largest customers.

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

Seasonality

Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers.  Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year.  Consequently, this has created heavy demands for additional working capital at various times throughout the year.  We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations.  You can find more information about our bank commitments in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16-27 of this report.

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

Employees

We employed approximately 6,500 employees at December 31, 2008.  However, employment levels fluctuate due to seasonal factors affecting our business.  We consider our employee relations to be good.

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

Access to Company Information

Davey Tree’s internet address is http://www.davey.com.  Through our internet website, by hyperlink to the SEC’s website (http://www.sec.gov), we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.  Availability of the reports occurs contemporaneously with the electronic posting to the SEC’s website as the reports are electronically filed with or furnished to the Securities and Exchange Commission.

The following documents are also made available on our website and a copy will be mailed, without charge, upon request to our Corporate Secretary:

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

The current economic downturn and the financial and credit crisis may adversely impact our customers’ future spending as well as pricing and payment for our services, thus negatively impacting our operations and growth.

Based on a number of economic indicators, the economic activity has slowed substantially. At the present time, the rate at which the economy will recover or deteriorate and the length of time that the economy will remain slow have become increasingly uncertain. Slowing economic activity may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. This makes it difficult to estimate our customers’ requirements for our services and, therefore, adds uncertainty to the determination of our backlog. A reduction in cash flow and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

Financial difficulties or the bankruptcy of one or more of our major customers could adversely affect our results.

Our ability to collect our accounts receivable and future sales depends, in part, on the financial strength of our customers. We grant credit, generally without collateral, to our customers. Consequently, we are subject to credit risk related to changes in business and economic factors throughout the United States and Canada.  In the event customers experience financial difficulty, and particularly if bankruptcy results, our profitability may be adversely impacted by our failure to collect our accounts receivable in excess of our estimated allowance for uncollectible accounts.  Additionally, our future revenues could be reduced by the loss of a customer due to bankruptcy.  Our failure to collect accounts receivable and/or the loss of one or more major customers could have an adverse effect on our net income and financial condition.

Our business is dependent upon service to our utility customers and we may be affected by developments in the utility industry.

We derive approximately 52% of our total revenues from our Utility Services segment, including approximately 11% of our total revenues from PG&E.  Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things.  As a result, such developments could have an adverse effect on our results of operations.

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

We may not have access to capital in the future due to the current economic downturn.

We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time-to-time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short-period of time. The continuation of these economic disruptions and any resulting limitations on future funding, including any restrictions on access to funds under our revolving credit facility, could have a material adverse effect on us.

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

Our industry operates in an environment that requires heavy manual labor.  We may experience slower growth in the labor force for this type of work than in the past.  As a result, we may experience labor shortages or the need to pay more to attract and retain qualified employees.

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

Our Residential and Commercial Services and our Utility Services segments frequently operate in a competitive bid contract environment.  As a result, we may misjudge a bid and be contractually bound to an unprofitable contract, which could adversely affect our results of operations.

Item 1B.  Unresolved SEC Staff Comments.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces

Residential and Commercial	28	Owned	174,052	15

Utility	3	Owned	36,037	3

Residential and Commercial, and Utility	2	Owned	12,400	2

We also rent approximately 118 properties in 29 states and four provinces.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

Item 4A.  Executive Officers of the Company.

Our executive officers and their present positions and ages as of March 3, 2009 follows:

Name	Position	Age

Karl J. Warnke	President and Chief Executive Officer	57

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	57

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	65

C. Kenneth Celmer	Senior Vice President and General Manager, Residential and Commercial Services	62

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	51

Patrick M. Covey	Executive Vice President - Operations	45

George M. Gaumer	Vice President and General Manager, Commercial Landscape Services	56

Fred W. Johnson	Vice President, Operations Support Services	64

Steven A. Marshall	Executive Vice President - Operations	57

Gordon L. Ober	Vice President - Personnel Recruiting and Development	59

Joseph R. Paul, CPA	Treasurer	47

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	59

Nicholas R. Sucic, CPA	Vice President and Controller	62

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

Mr. Covey was elected Executive Vice President - Operations, effective January 1, 2007, and served as Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005. Prior to that time, Mr. Covey was Vice President - Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined the Company in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.

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

Mr. Marshall was elected Executive Vice President - Operations, effective January 1, 2007, and served as Vice President and General Manager of Eastern Utility Services, having been appointed in January 2003.  Prior to that time, he served as Vice President - Southern Operations, Utility Services, having been appointed in January 1997. Previously, having joined the Company in 1977, Mr. Marshall held various managerial positions, including Operations Manager, Regional Manager and District Manager.

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

PART II

Item 5.  Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available.  Semiannually, for purposes of our 401KSOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm.  The peer group currently consists of ABM Industries Incorporated, Comfort Systems USA, Inc., Dycom Industries, Inc., FirstService Corporation, Quanta Services, Inc., Rollins, Inc., and Scotts Miracle-Gro Company.  The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans.  Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. The purchases described above are added to our treasury stock.

Record Holders and Common Shares

On March 3, 2009 we had 2,910 record holders of our common shares.

On March 3, 2009 we had 14,533,174 common shares outstanding, options exercisable to purchase 1,037,579 common shares, partially-paid subscriptions for 969,718 common shares and purchase rights outstanding for 495,864 common shares.

The partially-paid subscriptions related to common shares purchased at $6.00 per share, in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven-year promissory note for the balance due, with interest at 4.75%. Promissory note payments, of both principal and interest, are made either by payroll deduction or annual lump-sum payment. The promissory notes are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

The purchase rights outstanding were granted to nonofficer employees to purchase one additional common share at the price of $6.00 per share for every two common shares purchased in connection with the stock subscription offering completed in August 2002. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted. Employees may not exercise a right should they cease to be employed by us.

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2008	2007
1	4.25	4.00
2	4.25	4.00
3	4.25	4.00
4	4.25	4.25
Total	17.00	16.25

We presently expect to pay comparable cash dividends in 2009.

Recent Sale of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of its common shares during the fiscal year ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2008

January 1 to January 26	-	-	n/a	n/a
January 27 to February 23	-	-	n/a	n/a
February 24 to March 29	77,816	$15.80	n/a	n/a

Total First Quarter	77,816	15.80

March 30 to April 26	277,358	15.80	n/a	n/a
April 27 to May 24	148,898	15.80	n/a	n/a
May 25 to June 28	127,546	15.80	n/a	n/a

Total Second Quarter	553,802	15.80

June 29 to July 26	-	16.40	n/a	n/a
July 27 to August 23	42,198	16.40	n/a	n/a
August 24 to September 27	89,528	16.40	n/a	n/a

Total Third Quarter	131,726	16.40

September 28 to October 25	456,712	16.40	n/a	n/a
October 26 to November 29	186,730	16.40	n/a	n/a
November 30 to December 31	514,478	16.40	n/a	n/a

Total Fourth Quarter	1,157,920	16.40

Total Year-to-Date	1,921,264	16.20

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

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company

300
250
200
150
100
50
0
Five-Year Cumulative Return
2003
2004
2005
2006
2007
2008
Davey
S&P 500 Index
Peer Group

	2003	2004	2005	2006	2007	2008
Davey Tree	100	129	148	172	212	223
S&P 500 Index	100	111	116	135	142	90
Peer Group	100	120	139	165	185	140

The Performance Graph and related information above shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.  Selected Financial Data for the Past Five Years.

	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except ratio and per share data)
Operating Statement Data:

Revenues	$595,797	$506,138	$467,534	$431,611	$398,648

Costs and expenses:
Operating	382,143	324,415	305,106	283,596	263,080
Selling	95,327	82,449	74,513	69,944	64,010
General and administrative	45,607	38,476	34,126	29,815	27,908
Depreciation	34,374	28,085	26,991	24,147	21,083
Amortization of intangible assets	1,482	1,148	1,291	1,416	1,545
Gain on sale of assets, net	(992)	(515)	(309)	(521)	(552)
Income from operations	37,856	32,080	25,816	23,214	21,574

Interest expense	(3,417)	(3,422)	(2,768)	(2,196)	(1,827)
Interest income	220	404	176	260	1,949
Other expense	(2,920)	(542)	(1,301)	(825)	(800)

Income before income taxes	31,739	28,520	21,923	20,453	20,896
Income taxes	12,718	10,441	7,906	7,142	8,643
Net income	$19,021	$18,079	$14,017	$13,311	$12,253

Earnings per share--diluted*	$1.14	$1.07	$.80	$.75	$.69

Shares used for computing per share amounts--diluted*	16,751	16,844	17,460	17,768	17,846

Other Financial Data:

Depreciation and amortization	$35,856	$29,233	$28,282	$25,563	$22,628

Capital expenditures	37,033	37,587	32,435	31,985	38,482

Cash flow provided by (used in):
Operating activities	55,283	52,341	38,372	32,237	54,010
Investing activities	(51,356)	(38,801)	(34,419)	(31,682)	(38,119)
Financing activities	(2,383)	(13,822)	(5,297)	1,646	(14,858)

Cash dividends declared per share*	$.1700	$.1625	$.1525	$.1425	$.1325

*Adjusted for two-for-one stock split.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands, except ratio and per share data)
Balance Sheet Data:

Working capital	$20,803	$20,443	$24,598	$26,859	$22,207

Current ratio	1.23	1.29	1.38	1.46	1.38

Property and equipment, net	141,013	108,239	96,522	90,768	83,600

Total assets	291,002	231,649	207,980	194,129	183,105

Long-term debt	60,187	32,099	31,951	29,065	19,830

Other long-term liabilities	45,523	33,728	29,283	28,108	34,681

Shareholders' equity	94,783	94,382	82,076	78,553	70,203

Common shares:*
Issued	21,457	21,457	21,457	21,457	21,457
In treasury	6,939	6,926	6,436	6,456	6,148
Net outstanding	14,518	14,531	15,021	15,001	15,309

Stock options:*
Outstanding	1,331	1,422	1,536	1,812	1,980
Exercisable	1,039	848	666	1,198	1,160

ESOT valuation per share*	$16.40	$15.80	$12.95	$11.25	$10.00

*Adjusted for two-for-one stock split.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations.  MD&A is organized as follows:

▪	Overview of 2008 Results;
▪	Results of Operations, including fiscal 2008 compared to fiscal 2007, fiscal 2007 compared to fiscal 2006, and Canadian dollar translation adjustments and rate-change effects;
▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;
▪	New Accounting Pronouncements;
▪	Critical Accounting Policies and Estimates; and
▪	Market Risk Information, including interest rate risk and foreign currency rate risk.

OVERVIEW OF 2008 RESULTS

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Year Ended December 31,			Percentage Change
	2008	2007	2006	2008/2007	2007/2006

Revenues	100.0%	100.0%	100.0%	17.7%	8.3%
Costs and expenses:
Operating	64.1	64.1	65.3	17.8	6.3
Selling	16.0	16.3	15.9	15.6	10.7
General and administrative	7.7	7.6	7.3	18.5	12.7
Depreciation	5.8	5.6	5.8	22.4	4.1
Amortization of intangible assets	.2	.2	.3	29.1	(11.1)
Gain on sale of assets, net	(.2)	(.1)	(.1)	92.6	66.7
	93.6	93.7	94.5	17.7	7.3
Income from operations	6.4	6.3	5.5	18.0	24.3

Other income (expense):
Interest expense	(.6)	(.7)	(.6)	(.1)	23.6
Interest income	-	-	-	(45.5)	129.5
Other	(.5)	-	(.2)	nm	(58.3)
Income before income taxes	5.3	5.6	4.7	11.3	30.1
Income taxes	2.1	2.0	1.7	32.1	32.1
Net income	3.2%	3.6%	3.0%	5.2%	29.0%

nm--not meaningful

Revenues of $595,797 were 17.7% higher than last year’s revenues of $506,138. Utility Services revenues increased 24.4% and Residential and Commercial Services increased 12.0%.

Overall, income from operations of $37,856 increased 18.0% from the $32,080 experienced in the prior year.  Income from operations was $21,624 in Utility Services (a 36.2% increase over 2007) and $17,786 for Residential and Commercial Services (a 11.5% decrease over 2007).

Net income of $19,021 was $942, or 5.2%, higher than the $18,079 earned in 2007. The increase in net income was due to higher revenues in 2008 and slightly better operating margins.

Operating activities in 2008 provided cash of $55,283 as compared to $52,341 provided in 2007.  The $2,942 net increase was primarily attributable to (i) an increase in net income of $942, (ii) an increase of $6,623 in depreciation and amortization expense and, (iii) less cash of $5,247 provided by changes in other operating assets and liabilities.

Investing activities used $51,356 in cash, or $12,555 more than that used in 2007, primarily the result of expenditures for purchases of businesses.

Financing activities used $2,383 in 2008, a decrease of $11,439 compared with $13,822 used in 2007. Our revolving credit facility provided $24,350 more than the $300 provided in 2007. Purchases of common shares for treasury of $28,081 were partially offset by net cash received of $6,519 from the sale of common shares and common share subscriptions.  Dividends paid during 2008 totaled $2,690.

Fiscal 2008 Compared to Fiscal 2007

A comparison of our fiscal year 2008 results to 2007 follows:

	Year Ended December 31,
	2008	2007	Change	% Change

Revenues	$595,797	$506,138	$89,659	17.7%

Costs and expenses:
Operating	382,143	324,415	57,728	17.8
Selling	95,327	82,449	12,878	15.6
General and administrative	45,607	38,476	7,131	18.5
Depreciation	34,374	28,085	6,289	22.4
Amortization of intangible assets	1,482	1,148	334	29.1
Gain on sale of assets, net	(992)	(515)	(477)	92.6
	557,941	474,058	83,883	17.7

Income from operations	37,856	32,080	5,776	18.0

Other income (expense):
Interest expense	(3,417)	(3,422)	5	(0.1)
Interest income	220	404	(184)	(45.5)
Other	(2,920)	(542)	(2,378)	438.7

Income before income taxes	31,739	28,520	3,219	11.3

Income taxes	12,718	10,441	2,277	21.8

Net income	$19,021	$18,079	$942	5.2%

Revenues--Revenues of $595,797 increased $89,659 over the $506,138 reported in 2007. Utility Services increased $60,491 or 24.4% from the prior year. New business from an acquisition, storm damage arising from hurricane damage incurred in the southern United States (primarily from hurricanes Gustav and Ike) as well as new contracts and increases in existing contracts accounted for the increase. Residential and Commercial Services increased $26,701 or 12.0% from 2007. New business from acquisitions and expanded operations accounted for the increase. Total consolidated revenues of $595,797 include production incentive revenue, recognized under the completed-performance method of $4,872, as compared with $3,401 in 2007.

Operating Expenses--Operating expenses of $382,143 increased $57,728 from the prior year, and as a percentage of revenues remained stable at 64.1%.  Utility Services experienced an increase of $44,411 or 24.2% from 2007, but as a percentage of revenues decreased .1% to 74.0%.  Increases in labor expense, subcontractor expense, equipment and crew travel expense associated with the storm damage work and increased revenues in all utility operations account for the increase.  Residential and Commercial Services increased $14,033 or 12.0% compared with 2007 but as a percentage of revenue decreased .1% to 52.5%. The increase is attributable to additional labor, equipment, subcontractor, and material expense associated with the increased revenue.

The increase in fuel prices impacted operating expenses within all segments.  For 2008, fuel expense of $31,203 increased $8,244, or 35.9%, more than the fuel expense of $22,959 for 2007.  Approximately $1,623 of the 2008 increase related to usage.  Fuel costs for 2008 may not be indicative of fuel costs for 2009.

Selling Expenses--Selling expenses of $95,327 increased $12,878 from 2007 but as a percentage of revenues decreased .3% to 16.0%. Utility Services increased $4,420 or 19.1% over 2007, primarily for field management wages and incentives, travel expenses, employee development and training expense and rent expense associated with the increased revenue. Residential and Commercial Services experienced an increase of $6,935 or 11.8% over the prior year 2007, the result of increases in field management wages and incentives, field management auto expense and branch office wages.

General and Administrative Expenses--General and administrative expenses increased $7,131 to $45,607, a 18.5% increase, from the $38,476 experienced in 2007 and as a percentage of revenues increased .1% to 7.7%. The increase of $7,131 includes general and administrative expenses of the acquired businesses of $4,880 as well as increases in salary expense, professional services and office supplies.  These increases were partially offset by reductions in incentive expense and stock-based compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $35,856 increased $6,623 from the prior year and as a percentage of revenues increased ..2% to 6.0%. The increase is attributable to additional capital expenditures for buildings, purchases of businesses and equipment necessary to support the increase in business levels.

Gain on Sale of Assets--Gain on the sale of assets of $992 increased $477 from the $515 experienced in 2007. The increase is due to an increase in the number of vehicles disposed of and the amount received for those vehicles as compared to the prior year.

Interest Expense--Interest expense of $3,417 decreased $5 or .1% from the $3,422 incurred in 2007.  Increases in our bank borrowings were offset by significantly lower interest rates charged on those bank borrowings as compared with 2007.

Other, Net--Other, net of $2,920 increased $2,378 from the $542 experienced in 2007.  Other, net, includes foreign currency losses of $1,029 for 2008 as compared with foreign currency gains of $1,024 for 2007 on the intercompany balances of our Canadian operations.

Income Taxes--Income tax expense for 2008 was $12,718.  The 2008 effective tax rate of 40.1% includes a 3.9% state income tax rate, net of federal benefit. The 2007 tax rate of 36.6% included a 2.9% state income tax rate, net of federal benefit.

Net Income--Net income of $19,021 was $942 higher than the $18,079 earned in 2007.  The 5.2% increase in net income was primarily due to higher revenues in 2008 and better operating margins.

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

Revenues--Revenues of $506,138 increased $38,604 over the $467,534 reported in 2006. Utility Services increased $14,335 or 6.1% from the prior year. Increases in existing contracts and new contracts primarily in our Canadian and western utility operations were partially offset by reductions in an existing contract in the southeastern United States and customer-imposed budget restrictions on another contract within our eastern utility operations. Residential and Commercial Services increased $15,045 or 7.2% from 2006. New and expanded operations, favorable weather conditions and storm-related work in the northwestern and northeastern parts of the United States coupled with increased consumer demand for our services account for the increase. Total consolidated revenues of $506,138 include production incentive revenue, recognized under the completed-performance method of $3,401, as compared with $356 in 2006.

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

Utility Services costs, in all categories including operating expenses, were higher because of the negative impact of one contract in California. Initially, operating results on this contract were negatively affected by weather factors giving rise to excess vegetation and tree growth. The initial three-year period of this contract ended June 30, 2007, with the customer exercising the first of three one-year options. The first option period terminated on June 30, 2008 with two one-year options remaining thereafter. Because of managerial and production efforts and changes in subcontracting, operating results on this contract improved during 2007 as compared with 2006. However, operating results on this contract continue to be adversely affected for the remaining term of this contract because of weather and expected subsequent excess growth patterns. Operating losses on this contract include provision for anticipated loss.

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

Canadian Dollar Rate-Change Effects--During 2008, the United States dollar strengthened in relation to the Canadian dollar. As a result, the weighted-average exchange rate for the year ended December 31, 2008 compared unfavorably with the Canadian-dollar exchange rates that existed for the year ended December 31, 2007.

It is not possible to precisely measure the impact on operating results from Canadian dollar exchange rate changes. However, if Canadian operating results for the year ended December 31, 2008 were translated at the exchange rates in effect during the comparable period of 2007, revenues would have been approximately $90 higher and income from operations would have been approximately $11 higher.

The effect of exchange rate changes on cash balances held in Canadian dollars was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
Cash provided by (used in):
Operating activities	$55,283	$52,341
Investing activities	(51,356)	(38,801)
Financing activities	(2,383)	(13,822)
Increase(Decrease) in cash	$1,544	$(282)

Net Cash Provided by Operating Activities--Operating activities in 2008 provided cash of $55,283 as compared to $52,341 provided in 2007.  The $2,942 net increase was primarily attributable to (i) an increase in net income of $942, (ii) an increase of $6,623 in depreciation and amortization expense and, (iii) less cash of $5,247 provided by changes in other operating assets and liabilities.

Overall, accounts receivable dollars increased $1,327 in 2008 as compared to the $1,582 increase experienced in 2007. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2008 decreased 3 days to 50 days, as compared to 2007.  The DSO at December 31, 2007 was 53 days.

Accounts payable and accrued expenses increased $659 in 2008, compared to an increase of $5,411 experienced in 2007. Increases in trade payables and employee compensation expense were partially offset by reductions in compensated-absence accruals, accrued interest, self-insured medical claims and advance payments from customers.

Self-insurance accruals increased $3,296 in 2008, $2,743 less than the increase of $6,039 experienced in 2007.  The increase occurred in all classifications—workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention as well as increased accruals from our 2008 acquisitions.

Other assets, net, increased $279 in 2008, $1,993 lower than the $2,272 increase in 2007.  The increase attributable to increases in operating supplies, prepaid expenses and tax deposits.

Net Cash Used in Investing Activities--Investing activities used $51,356 in cash, $12,555 more than the $38,801 used in 2007.  The use of cash in 2008 includes the purchase of businesses totaling $15,718, offset by a decrease in capital expenditures for equipment and land and buildings as compared to 2007.

Net Cash Used in Financing Activities--Financing activities used $2,383 in 2008, a decrease of $11,439 from the $13,822 used in 2007. Our revolving credit facility provided $24,350 more than the $300 provided in 2007. We use the credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions.  Included in the revolving credit facility for 2008 was $15,718 related to our investment in six businesses. Payments of long-term debt and capital leases totaled $5,129. Purchases of common shares for treasury of $28,081 were partially offset by net cash received of $6,519 from the sale of common shares and common share subscriptions.  Dividends paid during 2008 totaled $2,690.

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

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2008, to make future payments for the periods indicated.

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2009	2010	2011	2012	2013	Thereafter

Revolving credit facility	$56,450	$1,000	$1,000	$51,700	$1,000	$1,000	$750
Term loans	11,101	6,364	2,465	2,072	100	100	-
Capital lease obligations	981	818	163	-	-	-	-
Operating lease obligations	14,625	5,197	3,850	2,420	1,338	910	910
Self-insurance accruals	60,069	22,069	15,569	9,855	4,649	2,075	5,852
Purchase obligations	2,497	2,497	-	-	-	-	-
Other liabilities	10,408	2,821	297	463	561	397	5,869
	$156,131	$40,766	$23,344	$66,510	$7,648	$4,482	$13,381

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2008. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2008, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As at December 31, 2008, we were contingently liable to our principal banks for letters of credit in the amount of $61,181 of which $58,926 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as appropriate.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2009 through 2011.  We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.  Capital resources during these periods are equally affected.  We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continuously reviewing our existing sources of financing and evaluating alternatives.  At December 31, 2008, we had working capital of $20,803, unused short-term lines of credit approximating $11,005, and $43,624 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards--Recently Adopted

FIN No. 48--Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 applies to all “tax positions” accounted for under FASB Statement No. 109. FIN 48 refers to “tax positions” as positions taken in a previously-filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on the results of operations or financial position.

FAS No. 157--In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value and requires expanded presentations regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which allows for the deferral of the adoption date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of FAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. The effective provisions of FAS 157, adopted January 1, 2008, are included in Note R, “Fair Value Measurements.” The adoption of FAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is effective for us beginning January 1, 2009.

FAS No. 159--In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value.  FAS 159 requires unrealized gains and losses on items for which the fair value option is elected to be reported in earnings at each subsequent reporting date. This statement was effective for us on January 1, 2008. We did not elect to apply the fair value option to any of our outstanding instruments and, therefore, FAS 159 did not have an impact on our consolidated financial statements.

New Accounting Standards--Recently Issued, But Not Yet Adopted

FAS No. 161--In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133” (“FAS 161”). FAS 161 requires entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 must be applied prospectively to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 calendar year, with early application encouraged. The adoption of FAS 161 will not have a material effect on our financial position, results of operation or cash flows.

FAS No. 141R--In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects.  FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except as it relates to certain income tax accounting matters. We expect FAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

FSP FAS No. 142-3--In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” Early adoption is not permitted. We are required to adopt FSP FAS 142-3 prospectively for any intangibles acquired on or after January 1, 2009. The adoption of FSP FAS 142-3 will not have a material effect on our financial position, results of operation or cash flows.

FSP FAS No. 132R-1--In December 2008, the FASB issued FASB Staff Position No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP FAS 132R-1”). FSP FAS 132R-1 requires enhanced information about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced information required by this FSP is intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (referred to as Level 3 inputs) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009.

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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 11% of revenues during 2008, 10% during 2007 and 9% during 2006.  Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

Our self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Accordingly, our estimates of ultimate losses can change as claims mature. Our accruals also are affected by changes in the number of new claims incurred and claim severity. The methodology for estimating ultimate losses and the total cost of claims were determined by third-party consulting actuaries; the resulting accruals are continually reviewed by us, and any adjustments arising from changes in estimates are reflected in income.

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

The following table provides information, as of December 31, 2008, about our debt obligations and interest rate contract. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate contracts, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contract at December 31, 2008. Weighted-average interest rates used for variable rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2008.

								Fair Value
	Expected Maturity Date							December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008
Liabilities
Long-term debt:
Fixed rate	$3,744	$154	$155	$100	$100	$-	$4,253	$4,301
Average interest rate	5.2%	7.8%	7.8%	-	-

Variable rate	$3,620	$3,311	$53,618	$1,000	$1,000	$750	$63,299	$63,299
Average interest rate	2.2%	2.9%	3.5%	3.8%	4.0%	4.3%

Interest rate derivative instruments
Interest rate contracts:
Pay fixed, notional amount	$-	$-	$10,000	$10,000	$-	$-	$20,000	$(1,704)
Average pay rate			3.42%	5.15%
Average receive rate			2.47%	4.18%

Interest rates, as of December 31, 2008, on the variable-rate debt ranged from 2.1% to 3.9%.

The interest rate contracts each have an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to have settled the contracts at December 31, 2008 (fair value), we would have paid $1,704.

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

For the year ended December 31, 2008, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Our management recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct.

Our internal controls over financial reporting include policies and procedures that:

▪	provide for the maintenance of records that, in reasonable detail, accurately and fairly reflect our business transactions;

▪	provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with GAAP; and

▪	provide reasonable assurance that the unauthorized acquisition, use, or disposition of our assets will be prevented, or at the minimum, detected in a timely manner.

We maintain a dynamic system of internal controls and processes--including internal controls over financial reporting--designed to ensure reliable financial recordkeeping, transparent financial reporting and protection of physical and intellectual property.

No system of internal control over financial reporting can provide absolute guarantees, but only reasonable assurances of the prevention or detection of misstatements. Our processes, however, contain self-monitoring mechanisms, and actions will be taken to correct deficiencies as they are identified.

Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2008, such internal control is effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control--Integrated Framework.”  To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we designed and implemented a structured and comprehensive compliance process to evaluate our internal control over financial reporting across the enterprise.

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

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control--Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Karl J. Warnke	/s/ David E. Adante	/s/ Nicholas R. Sucic
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Secretary	Vice President and Controller

Kent, Ohio
March 10, 2009

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

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of The Davey Tree Expert Company and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
March 12, 2009

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is in the section "Executive Officers of the Registrant" in Part I, Item 4A of this report.

Information about our directors is in the section "Election of Directors" of our 2009 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Shareholder Nominations; Attendance” of our 2009 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2009 Proxy Statement, which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Compensation of Executive Officers" and "Compensation of Directors" of our 2009 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2009 Proxy Statement, which is incorporated into this report by reference.  Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plans Information” of our 2009 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance” of our 2009 Proxy Statement, which is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

THE DAVEY TREE EXPERT COMPANY

By: /s/ Karl J. Warnke
Karl J. Warnke, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

/s/ R. Douglas Cowan	/s/ Robert A. Stefanko
R. Douglas Cowan, Director,	Robert A. Stefanko, Director
Chairman of the Board

/s/ John E. Warfel
/s/ J. Dawson Cunningham	John E. Warfel, Director
J. Dawson Cunningham, Director

/s/ Karl J. Warnke
/s/ William J. Ginn	Karl J. Warnke, Director,
William J. Ginn, Director	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas K. Hall
Douglas K. Hall, Director	/s/ David E. Adante
David E. Adante, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)
/s/ Sandra W. Harbrecht
Sandra W. Harbrecht, Director

/s/ Nicholas R. Sucic
Nicholas R. Sucic, Vice President and Controller
/s/ William L. Phipps	(Principal Accounting Officer)
William L. Phipps, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	2003 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

3.2	1987 Amended and Restated Regulations of The Davey Tree Expert Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

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

10.2
Acknowledgment of Commitment Increase dated as of May 15, 2008, made to the Amended and Restated Credit Agreement among the Company, as borrower, Various Lending Institutions, as banks, and KeyBank National Association, as administrative agent for the banks, dated as of November 21, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.3	1994 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.5	2004 401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.7	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.8
The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.9
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

The documents listed as Exhibits 10.3 through 10.9 constitute management contracts or compensatory plans or arrangements.

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

YEAR ENDED DECEMBER 31, 2008

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)

THE DAVEY TREE EXPERT COMPANY

The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -- December 31, 2008 and 2007	F-3

Consolidated Statements of Operations -- Years ended December 31, 2008, 2007 and 2006	F-4

Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements -- December 31, 2008
A – Our Business	F-7
B – Accounting Policies	F-7
C – Accounts Receivable, Net	F-11
D – Supplemental Balance Sheet, Operating and Cash Flow Information	F-12

E – Business Combinations, Identified Intangible Assets and Goodwill, Net	F-13
F – Short-Term and Long-Term Debt	F-15
G – Self-Insurance Accruals	F-16
H – Lease Obligations	F-16

I – Common Stock Split, Common Shares and Preferred Shares	F-17
J – The Davey 401KSOP and Employee Stock Ownership Plan	F-18
K – Stock-Based Compensation	F-19
L – Defined Benefit Pension Plans	F-23

M – Income Taxes	F-28
N – Comprehensive Income (Loss)	F-30
O – Earnings Per Share	F-31
P – Operations by Business Segment and Geographic Information	F-31

Q – Commitments and Contingencies	F-33
R – Fair Value Measurements Measurements	F-33
S – Quarterly Results of Operations (Unaudited)	F-34

Financial Statement Schedules:

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, “Accounting Policies,” in 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 12, 2009

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash	$3,363	$1,819
Accounts receivable, net	81,751	72,011
Operating supplies	5,520	3,688
Prepaid expenses	5,391	4,607
Other current assets	15,287	9,758
Total current assets	111,312	91,883

Property and equipment:
Land and land improvements	12,687	10,541
Buildings and leasehold improvements	24,337	21,999
Equipment	348,552	307,492
	385,576	340,032
Less accumulated depreciation	244,563	231,793
	141,013	108,239

Other assets	12,026	19,797
Identified intangible assets and goodwill, net	26,651	11,730
	$291,002	$231,649

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$8,584	$3,970
Accounts payable	29,869	20,419
Accrued expenses	29,171	26,311
Self-insurance accruals	22,069	20,253
Current portion of capital lease obligations	816	487
Total current liabilities	90,509	71,440

Long-term debt	60,187	32,099
Capital lease obligations	165	444
Self-insurance accruals	34,950	28,710
Other liabilities	10,408	4,574
	196,219	137,267

Common shareholders' equity:*

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding as of December 31, 2008 and 2007	21,457	10,728
Additional paid-in capital	4,848	7,953
Common shares subscribed, unissued	5,850	7,571
Retained earnings	153,464	137,132
Accumulated other comprehensive income (loss)	(9,633)	400
	175,986	163,784
Less: Cost of Common shares held in treasury:
6,939 in 2008 and 6,926 in 2007	80,356	67,310
Common shares subscription receivable	847	2,092
	94,783	94,382
	$291,002	$231,649

* Adjusted for two-for-one stock split.

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues	$595,797	$506,138	$467,534

Costs and expenses:
Operating	382,143	324,415	305,106
Selling	95,327	82,449	74,513
General and administrative	45,607	38,476	34,126
Depreciation	34,374	28,085	26,991
Amortization of intangible assets	1,482	1,148	1,291
Gain on sale of assets, net	(992)	(515)	(309)
	557,941	474,058	441,718

Income from operations	37,856	32,080	25,816

Other income (expense):
Interest expense	(3,417)	(3,422)	(2,768)
Interest income	220	404	176
Other	(2,920)	(542)	(1,301)

Income before income taxes	31,739	28,520	21,923

Income taxes	12,718	10,441	7,906

Net income	$19,021	$18,079	$14,017

Share data:*
Earnings per share--basic	$1.21	$1.13	$.85

Earnings per share--diluted	$1.14	$1.07	$.80

Weighted-average shares outstanding:*
Basic	15,784	15,992	16,474

Diluted	16,751	16,844	17,460

Dividends declared per share*	$.1700	$.1625	$.1525

*Adjusted for two-for-one stock split.

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2008		2007		2006
	Shares*	Amount	Shares*	Amount	Shares*	Amount
Common shares
At beginning and end of year	21,457	$21,457	21,457	$10,728	21,457	$10,728

Additional paid-in capital
At beginning of year		7,953		5,453		6,799
Shares sold to employees		3,071		1,563		1,049
Shares issued in connection with stock split		(10,729)		-		-
Shares issued in connection with acquisition		5,254		-		-
Options exercised		(397)		(185)		(3,326)
Subscription shares, issued		(1,275)		(396)		(208)
Stock-based compensation		971		1,518		1,139
At end of year		4,848		7,953		5,453

Common shares subscribed, unissued
At beginning of year	1,262	7,571	1,394	8,369	1,480	8,876
Common shares, issued	(287)	(1,721)	(122)	(740)	(80)	(475)
Cancellations	-	-	(10)	(58)	(6)	(32)
At end of year	975	5,850	1,262	7,571	1,394	8,369

Retained earnings
At beginning of year		137,132		121,624		110,119
Net income		19,021		18,079		14,017
Dividends, $ .1525 per share		-		-		(2,512)
Dividends, $ .1625 per share		-		(2,571)		-
Dividends, $ .1700 per share		(2,689)		-		-
At end of year		153,464		137,132		121,624

Accumulated other comprehensive income (loss), net of tax
At beginning of year		400		(3,025)		525
Currency translation adjustment		(3,806)		2,320		(35)
Net (loss) gain on interest rate contracts		(715)		(354)		55
Net minimum pension liability		-		-		122
Pension plans -- FAS158 adjustment, net		(5,512)		1,459		(3,692)
At end of year		(9,633)		400		(3,025)

Common shares held in treasury
At beginning of year	6,926	(67,310)	6,436	(57,654)	6,456	(53,753)
Shares purchased	1,921	(28,081)	1,176	(16,974)	1,284	(15,062)
Shares sold to employees	(606)	2,087	(478)	5,413	(478)	4,063
Shares issued in connection with acquisition	(930)	9,438	-	-	-	-
Options exercised	(85)	514	(84)	769	(746)	6,385
Subscription shares, issued	(287)	2,996	(124)	1,136	(80)	713
At end of year	6,939	(80,356)	6,926	(67,310)	6,436	(57,654)

Common shares subscription receivable
At beginning of year	(1,262)	(2,092)	(1,394)	(3,419)	(1,480)	(4,741)
Payments	287	1,245	122	1,275	80	1,291
Cancellations	-	-	10	52	6	31
At end of year	(975)	(847)	(1,262)	(2,092)	(1,394)	(3,419)

Common Shareholders' Equity at December 31	14,518	$94,783	14,531	$94,382	15,021	$82,076

Comprehensive Income
Net income		$19,021		$18,079		$14,017
Net other comprehensive income (loss)		(10,033)		3,425		(142)

Total comprehensive income		$8,988		$21,504		$13,875

*Adjusted for two-for-one stock split

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2008	2007	2006
Operating activities
Net income	$19,021	$18,079	$14,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,374	28,085	26,991
Amortization	1,482	1,148	1,291
Gain on sale of property	(992)	(515)	(309)
Deferred income taxes	294	(2,100)	(2,444)
Other	(1,245)	48	350
Changes in operating assets and liabilities:
Accounts receivable	(1,327)	(1,582)	(1,544)
Accounts payable and accrued expenses	659	5,411	61
Self-insurance accruals	3,296	6,039	5,414
Other assets, net	(279)	(2,272)	(5,455)
	36,262	34,262	24,355

Net cash provided by operating activities	55,283	52,341	38,372

Investing activities
Capital expenditures:
Equipment	(36,171)	(32,670)	(31,807)
Land and buildings	(862)	(4,917)	(628)
Proceeds from sales of property and equipment	1,395	1,261	513
Purchases of businesses	(15,718)	(2,475)	(2,497)
Net cash used in investing activities	(51,356)	(38,801)	(34,419)

Financing activities
Revolving credit facility proceeds (payments), net	24,650	300	2,900
Borrowings (payments) of notes payable	2,348	49	2,469
Payments of long-term debt and capital leases	(5,129)	(3,455)	(2,583)
Purchase of common shares for treasury	(28,081)	(16,974)	(15,062)
Sale of common shares from treasury	5,274	7,554	8,200
Cash received on common share subscriptions	1,245	1,275	1,291
Dividends	(2,690)	(2,571)	(2,512)
Net cash used in financing activities	(2,383)	(13,822)	(5,297)

Increase (Decrease) in cash	1,544	(282)	(1,344)
Cash, beginning of year	1,819	2,101	3,445
Cash, end of year	$3,363	$1,819	$2,101

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except share data)

A. Our Business

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

B.  Accounting Policies

Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of Davey Tree and our wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

Common Share Information--All common share and per share data have been retroactively adjusted to recognize a two-for-one stock split of our common shares effective October 1, 2008.

Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, valuation of acquired intangibles and goodwill and self-insurance accruals. Actual results could differ from those estimates.

Property and Equipment--Property and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed for financial reporting purposes by the straight-line method for land improvements, building and leasehold improvements and by the declining method for equipment, based on the estimated useful lives of the assets, as follows:

Land improvements	5 to 20 years
Buildings	5 to 20 years
Equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or estimated useful life; ranging from 5 to 20 years

The amortization of assets acquired under capital leases is included in depreciation expense.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

B.  Accounting Policies (continued)

Long-Lived Assets--We assess potential impairment to our long-lived assets, other than goodwill, when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely and the carrying amount of the asset exceeds the estimated future undiscounted cash flow. In the event the assessment indicates that the carrying amounts may not be recoverable, an impairment loss would be recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of the estimated future cash flows.

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one to ten years.

Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicated that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined there to be no impairment during 2008 or 2007. There were no events or circumstances from the date of our assessment through December 31, 2008 that would impact this conclusion.

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

The self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Accordingly, the estimates of ultimate losses can change as claims mature. The accruals also are affected by changes in the number of new claims incurred and claim severity. The methods for estimating the ultimate losses and the total cost of claims were determined by external consulting actuaries; the resulting accruals are continually reviewed by management, and any adjustments arising from changes in estimates are reflected in income. The self-insurance accruals are based on estimates, and while management believes that the amounts accrued are adequate and not excessive, the ultimate claims may be in excess of or less than the amounts provided.

Stock-Based Compensation--Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period.  Stock-based compensation is discussed in Note K, “Stock-Based Compensation.”

Defined Benefit Pension Plans--On December 31, 2006, we adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”)—an amendment of FASB Statements No. 87, 88, 106 and 132(R). The adoption of FAS 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. As a result of adopting FAS 158, the funded status of the defined benefit pension plans was recognized in the balance sheet as of December 31, 2006 with subsequent changes in the funded status recognized in comprehensive income (loss) in the years in which they occur.  Our defined benefit pension plans are discussed in Note L, “Defined Benefit Pension Plans.”

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

B.  Accounting Policies (continued)

Income Taxes--We compute taxes on income in accordance with the tax rules and regulations where the income is earned. The income tax rates imposed by these taxing authorities vary. Taxable income may differ from pretax income for financial reporting purposes. To the extent differences are due to revenue and expense items reported in one period for tax purposes and in another period for financial reporting purposes, provision for deferred taxes is made. Changes in tax rates and laws are reflected in income in the period when such changes are enacted.

Earnings Per Share--Basic earnings per share is determined by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the weighted-average number of shares is increased to include the effect of stock awards that were granted and outstanding during the period and the assumed exercise of stock subscription rights.

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

Cash and Interest Rate Contracts: To limit our exposure, we transact our business and maintain interest rate contracts with high credit-quality financial institutions.

Accounts Receivable: Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk.  The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 11% of revenues during 2008, 10% during 2007 and 9% during 2006.  To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.

Currency Translation Adjustments--All assets and liabilities of our Canadian operations are translated into United States dollars at year-end exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the year.  Translation adjustments are recorded as accumulated other comprehensive income (loss) in shareholders’ equity.

Interest Rate Risk Management--We have entered into interest rate contracts with the objective of altering interest rate exposures related to variable rate debt. In the interest rate contracts, we have agreed with a financial institution to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
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

New Accounting Standards--Recently Adopted

FIN No. 48--Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 applies to all “tax positions” accounted for under FASB Statement No. 109. FIN 48 refers to “tax positions” as positions taken in a previously-filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on the results of operations or financial position.

FAS No. 157--In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value and requires expanded presentations regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which allows for the deferral of the adoption date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of FAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. The effective provisions of FAS 157, adopted January 1, 2008, are discussed in Note R, “Fair Value Measurements.” The adoption of FAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is effective for us beginning January 1, 2009.

FAS No. 159--In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value.  FAS 159 requires unrealized gains and losses on items for which the fair value option is elected to be reported in earnings at each subsequent reporting date. This statement was effective for us on January 1, 2008. We did not elect to apply the fair value option to any of our outstanding instruments and, therefore, FAS 159 did not have an impact on our consolidated financial statements.

New Accounting Standards--Recently Issued, But Not Yet Adopted

FAS No. 161--In March 2008, the FASB issued Statement No.161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133” (“FAS 161”). FAS 161 requires entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 must be applied prospectively to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 calendar year, with early application encouraged. The adoption of FAS 161 will not have a material effect on our financial position, results of operations or cash flows.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

B.  Accounting Policies (continued)

FAS No. 141R--In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects.  FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except as it relates to certain income tax accounting matters. We expect FAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

FSP FAS No. 142-3--In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” Early adoption is not permitted. We are required to adopt FSP FAS 142-3 prospectively for any intangibles acquired on or after January 1, 2009. The adoption of FSP FAS 142-3 will not have a material effect on our financial position, results of operations or cash flows.

FSP FAS No. 132R-1--In December 2008, the FASB issued FASB Staff Position No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP FAS 132R-1”). FSP FAS 132R-1 requires enhanced information about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced information required by this FSP is intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (referred to as Level 3 inputs) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009.

C.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	December 31,
	2008	2007

Accounts receivable	$76,328	$69,326
Receivables under contractual arrangements	7,858	5,426

	84,186	74,752
Less allowances for doubtful accounts	2,435	2,741

	$81,751	$72,011

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

D.  Supplemental Balance Sheet, Operating and Cash Flow Information

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2008	2007

Refundable income taxes	$4,776	$1,099
Deferred income taxes	7,674	7,297
Other	2,837	1,362
Total	$15,287	$9,758

	December 31,
Other assets, noncurrent	2008	2007

Pension assets	$-	$4,356
Deferred income taxes	4,317	5,114
Deposits	1,420	1,667
Assets invested for self-insurance	6,289	8,660
Total	$12,026	$19,797

	December 31,
Accrued expenses	2008	2007

Employee compensation	$13,100	$11,554
Accrued compensated absences	5,064	4,904
Self-insured medical claims	2,601	2,698
Customer advances, deposits	1,995	2,711
Taxes, other than income	1,803	1,043
Other	4,608	3,401
Total	$29,171	$26,311

	December 31,
Other liabilities, noncurrent	2008	2007

Pension and retirement plans	$8,034	$2,492
Other	2,374	2,082
Total	$10,408	$4,574

Other nonoperating income (expense), net, included in the statements of operations follows:

	Year ended December 31,
	2008	2007	2006

Other nonoperating expense, net	$(2,920)	$(542)	$(1,301)

Other nonoperating income (expense), net, includes foreign currency (i) losses of $1,029 for 2008, (ii) gains of $1,024 for 2007 and (iii) losses of $76 for 2006 on the intercompany balances of our Canadian operations.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

D.  Supplemental Balance Sheet, Operating and Cash Flow Information (continued)

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2008	2007	2006

Interest paid	$3,434	$3,249	$2,804
Income taxes paid, net	13,211	14,963	11,806

Noncash transactions:
Common shares, two-for-one split	$10,729	$-	$-
Debt issued for purchases of businesses	6,239	1,807	1,467
Common shares issued for purchase of business	14,692	-	-

Detail of acquisitions:
Assets acquired:
Cash	$55	$-	$49
Receivables	8,413	-	547
Operating supplies	897	-	-
Prepaid expense	339	-	-
Equipment	33,038	811	614
Deposits and other	917	-	-
Intangibles	16,523	3,801	3,914
Liabilities assumed	(23,478)	(330)	(1,111)
Debt issued for purchases of businesses	(6,239)	(1,807)	(1,467)
Common shares issued for purchase of business	(14,692)	-	-
Cash paid	$15,773	$2,475	$2,546

E.  Business Combinations, Identified Intangible Assets and Goodwill, Net

Business Combinations--Our investments in businesses were: (a) $60,182 in 2008, including liabilities assumed of $23,478 and debt issued of $6,239; (b) $4,612 in 2007, including liabilities assumed of $330 and debt issued of $1,807; and (c) $5,124 in 2006.

The net assets of the businesses acquired are accounted for under the purchase method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $11,703 in 2008 (of which $1,797 is deductible for tax purposes and $9,906 is not deductible for tax purposes.), $1,820 in 2007 (all of which is deductible for tax purposes); and $1,999 in 2006 (of which $262 is deductible for tax purposes and $1,737 is not deductible for tax purposes).

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition.  The effect of these acquisitions on our consolidated revenues and results of operations for the year ended December 31, 2008 was not significant.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

E.  Business Combinations, Identified Intangible Assets and Goodwill, Net (continued)

Identified Intangible Assets and Goodwill, Net--The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows.

	Weighted-
	Average	December 31, 2008		December 31, 2007
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	6.0 years	$8,971	$7,121	$8,435	$6,509
Employment-related	4.7 years	4,796	2,744	2,847	2,235
Tradenames	6.1 years	3,785	1,208	1,489	866

Total		17,552	$11,073	12,771	$9,610

Less accumulated amortization		11,073		9,610

Identified intangibles, net		6,479		3,161
Unamortized intangible assets:
Goodwill	Not amortized	20,172		8,569

		$26,651		$11,730

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2008 follow:

	Balance at		Translation	Balance at
	January 1,		and Other	December 31,
	2008	Acquisitions	Adjustments	2008

Utility Services	$-	$1,314	$-	$1,314
Residential and Commercial Services	6,830	10,381	(100)	17,111
Resource Group	1,739	8	-	1,747
Total	$8,569	$11,703	$(100)	$20,172

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2008, in each of the next five years follows.

Estimated Future Amortization Expense
Year ending December 31, 2009	$1,592
2010	1,470
2011	1,225
2012	961
2013	618

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

F.  Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2008	2007
Notes payable	$1,220	$127
Current portion of long-term debt	7,364	3,843
	$8,584	$3,970

At December 31, 2008, we also had unused short-term lines of credit with several banks totaling $11,005, generally at the banks' prime rate or LIBOR plus a margin adjustment of 1.0% or 1.75%.  Long-term debt consisted of the following:

	December 31,
	2008	2007
Revolving credit facility
Prime rate borrowings	$3,700	$7,800
LIBOR borrowings	47,000	17,000
Term loan	5,750	7,000
	56,450	31,800
Term loans	11,101	4,142
	67,551	35,942
Less current portion	7,364	3,843
	$60,187	$32,099

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

As of December 31, 2008, we had unused commitments under the facility approximating $43,624, with $115,376 committed under the facility, consisting of borrowings of $56,450 (including the $5,750 term loan) and issued letters of credit of $58,926.  Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 5.33% at December 31, 2008 and 7.32% at December 31, 2007.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2008 were as follows: 2009--$7,364; 2010--$3,465; 2011--$53,772; 2012--$1,100; 2013--$1,100.

Interest Rate Contracts--We use interest rate contracts to effectively convert a portion of variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest rate changes on future interest expense.  As of December 31, 2008, we had two interest rate contracts outstanding, each with an underlying notional amount totaling $10,000, requiring interest to be paid at 3.42% maturing in December 2011 and 5.15% maturing in March 2012.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

G.  Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2008	2007

Workers' compensation	$33,264	$28,160
Present value discount	3,050	2,485
	30,214	25,675
Vehicle liability	4,712	6,111
General liability	22,093	17,177
Total	57,019	48,963
Less current portion	22,069	20,253
Noncurrent portion	$34,950	$28,710

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2008	2007

Balance, beginning of year	$48,963	$42,924
Acquired businesses	4,760	-
Provision for claims	27,090	26,044
Payment of claims	23,794	20,005
Balance, end of year	$57,019	$48,963

Workers' compensation discount rate	4.50%	4.50%

H.  Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2008	2007
Equipment	$511	$316
Less accumulated amortization	227	256
	$284	$60

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

H.  Lease Obligations (continued)

We also lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2008 were as follows:

	Lease Obligations
Minimum lease obligations	Capital	Operating

Year ending December 31, 2009	$854	$5,197
2010	166	3,850
2011	-	2,420
2012	-	1,338
2013	-	910
2014 and after	-	910
Total minimum lease payments	1,020	$14,625
Amounts representing interest	39
Present value of net minimum lease payments	981
Less current portion	816
Long-term capital lease obligations, December 31, 2008	$165

Total rent expense under all operating leases was $4,856 in 2008, $3,643 in 2007 and $3,115 in 2006.

I.  Common Stock Split, Common Shares and Preferred Shares

Common Stock Split--On September 12, 2008, our Board of Directors adopted a resolution effecting a two-for-one forward stock split of our common shares, paid as a stock dividend to shareholders of record as of September 27, 2008.  The effective time of the forward stock split was the open of business on October 1, 2008. The par value of each common share remains at $1.00. Accordingly, $10,729 was reclassified to the common shares account from additional paid-in capital and shareholders received an additional common share for each common share held.

Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Common Shares--The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued was 21,456,880 during each of the three years in the period ended December 31, 2008 (adjusted for the two-for-one stock split). The number of shares in the treasury for each of the three years in the period ended December 31, 2008 was as follows: 2008--6,938,836;  2007--6,925,100;  and 2006--6,436,118.

Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. During 2008, purchases of common shares totaled 1,921,264 shares for $28,081 in cash; we also had direct sales to directors and employees of 142,808 shares for $1,054, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan and 929,780 shares totaling $14,692 for purchase of a business. We also sold 255,789 shares to our 401(k) plan for $1,222 and issued 70,094 shares to participant accounts to satisfy our liability for the 2007 employer match in the amount of $1,107.  The liability accrued at December 31, 2008 for the 2008 employer match was $1,166. There were also 136,737 shares purchased during 2008 under the Employee Stock Purchase Plan.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

I.  Common Shares and Preferred Shares (continued)

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding (adjusted for the two-for-one stock split).

	December 31,
	2008	2007

Shares outstanding, beginning of year	14,531,780	15,020,762

Shares purchased	(1,921,264)	(1,175,708)
Shares sold	605,428	478,852
Shares issued for purchase of business	929,890	-
Stock subscription offering -- cash purchases	286,844	123,340
Options exercised	85,366	84,534
	(13,736)	(488,982)

Shares outstanding, end of year	14,518,044	14,531,780

On December 31, 2008, we had 14,518,044 common shares outstanding, options exercisable to purchase 1,038,550 common shares, partially-paid subscriptions for 975,050 common shares and purchase rights outstanding for 495,864 common shares.

The partially-paid subscriptions relate to common shares purchased at $6.00 per share, in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven- year promissory note for the balance due, bearing interest at 4.75% per year.  Promissory note payments, of both principal and interest, are made either by payroll deduction or annual lump-sum payment.  The promissory notes are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

The purchase rights outstanding were granted, in connection with the stock subscription offering completed in August 2002, to all employees (excluding directors, officers and certain operations management) that purchased $5 or more of common stock. A right to purchase one additional common share at $6.00 per share was granted for every two common shares purchased. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted.  Employees may not exercise a right should they cease to be employed by us.

J.  The Davey 401KSOP and Employee Stock Ownership Plan

On March 15, 1979, we consummated a plan, which transferred control of the Company to our employees. As a part of this plan, we initially sold 120,000 common shares (presently, 11,520,000 common shares adjusted for stock splits) to our Employee Stock Ownership Trust (“ESOT”) for $2,700. The Employee Stock Ownership Plan (“ESOP”), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the Trust. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.

Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP.  Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. We will match, in either cash or our common shares, 50% of each participant's before-tax contribution, limited to the first 3% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

J.  The Davey 401KSOP and Employee Stock Ownership Plan (continued)

During the fourth quarter of 2008, our Board of Directors approved an amendment to freeze the (i) Employee Retirement Plan and the (ii) Benefit Restoration Pension Plan, effective December 31, 2008 and enhanced benefits were implemented to our defined contribution savings plan—The Davey 401KSOP and ESOP—effective January 1, 2009. Our matching contributions to The Davey 401KSOP and ESOP (i) increased to a 2009 potential maximum of 100% of the first one percent and 50% of the next three percent―up to a four percent deferral―from (ii) the 2008 potential maximum of 50% of a three percent deferral (subject to the Internal Revenue Service limit of $16,500 in 2009 for employee contributions). This represents an increase in our potential maximum contribution from 1.5% to 2.5%.

Total compensation for these plans, consisting primarily of the employer match was $1,166 in 2008, $1,107 in 2007, and $1,015 in 2006.

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

Stock-Based Plans--The Stock Plan consolidates into a single plan provisions for the grant of stock options and other stock-based incentives and maintenance of the Employee Stock Purchase Plan. Prior to adoption of the Stock Plan and its predecessor, the 1994 Omnibus Stock Plan, we had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 3,200,000 during the ten-year term of the Stock Plan. Shares purchased since 1994 under the Employee Stock Purchase Plan were 3,303,185. Each nonemployee director elected or appointed, and reelected or reappointed, will receive a director option that gives the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant. The director options are exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan.  The grant of awards, other than director options, is at the discretion of the Compensation Committee of the Board of Directors.  Shares available for grant at December 31, 2008 were 993,805.

Adoption of FASB Statement No. 123R (“FAS 123R”)--Effective January 1, 2006, we adopted FAS 123R, “Share-Based Payment.” FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as compensation costs in the financial statements based on their estimated fair values over the requisite employee service period (that is, pro forma disclosure is no longer an alternative to financial statement recognition).

Prior to January 1, 2006, in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” we followed APB 25, “Accounting for Stock Issued to Employees.” Under APB 25, no stock-based compensation expense was recognized related to our stock options and Employee Stock Purchase Plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the Employee Stock Purchase Plan, the discount did not exceed 15%.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

K.  Stock-Based Compensation (continued)

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

Stock-based compensation expense under all share-based payment plans – our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units – included in the results of operations follows:

	Year Ended December 31,
	2008	2007	2006

Compensation expense, all share-based payment plans	$1,201	$1,520	$1,139
Income tax benefit	304	442	346

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

	Year Ended December 31,
	2008	2007	2006

Number of employees participating	1,200	990	918

Shares purchased during the year	136,737	125,274	131,244

Weighted-average per share purchase price paid	$13.70	$11.61	$9.88

Cumulative shares purchased since 1982	7,922,993	7,786,256	7,660,982

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $331 in 2008, $256 in 2007 and $229 in 2006.

Stock Option Plans--Since adopting FAS 123R on January 1, 2006 and through the year ended December 31, 2008 there were 524,000 stock option awards granted. The stock option awards were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $349 in 2008, $343 in 2007 and $217 in 2006.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

K.  Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During February 2008, the Compensation Committee of the Board of Directors awarded 31,070 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of December 31, 2008.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2008	285,682	$10.00
Granted	31,070	15.57
Forfeited	-
Vested	(192,772)	9.64

Unvested, December 31, 2008	123,980	$11.96	2.8 years	$ 823	$ 2,033

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $521 in 2008, $921 in 2007 and $693 in 2006.

For stock-based awards issued on or after January 1, 2006, the fair value of each award was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on historical volatility of our share prices and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.

The fair values of stock-based awards granted during the year ended December 31, 2008 were estimated at the dates of grant with the following weighted-average assumptions: volatility—12.8%; expected dividend yield—1.5%; risk-free interest rate—2.2%; and, expected life of the award—7.5 years.  The fair values of stock-based awards granted during the year ended December 31, 2007 were estimated at the dates of the grant with the following weighted-average assumptions: volatility—13.4%; expected dividend yield—1.5%; risk-free interest rate—4.6%; and expected life of the award—5.0 years.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

K.  Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2008.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
Stock Options	Outstanding	Price	Life	Cost	Value
Outstanding, January 1, 2008	1,421,916	$8.35
Granted	40,000	16.04
Exercised	(85,366)	7.14
Forfeited	(46,000)	9.11
Outstanding, December 31, 2008	1,330,550	8.63	5.7 years	$11,483	$10,338

Exercisable, December 31, 2008	1,038,550	7.81	5.3 years		$8,921

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option.  Information regarding the stock options outstanding at December 31, 2008 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Stock Options	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$6.75	807,550	4.9 years	$6.75	807,550	$6.75
11.25	443,000	7.4 years	11.25	167,000	11.25
	1,250,550	5.8 years	8.34	974,550	7.52
Director options:
$6.00 to $16.40	80,000	4.2 years	13.07	64,000	12.23
	1,330,550	5.7 years	8.63	1,038,550	7.81

We issue common shares from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

L.  Defined Benefit Pension Plans

Substantially all of our domestic employees are covered by noncontributory defined benefit pension plans. A plan for nonbargaining employees provides a benefit based primarily on annual compensation up to a defined level and years of credited service. Another plan is for bargaining employees not covered by union pension plans and provides benefits at a fixed monthly amount based upon length of service.  During May 2004, we adopted a Supplemental Executive Retirement Plan (“SERP”) and a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees. Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under our qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

Because of the deterioration in the global stock and financial markets during 2008, the value of the assets held by our Employee Retirement Plan (“ERP”) was negatively affected. Given the lower asset values, it was anticipated that our cash flow and earnings in 2009 and beyond would be negatively affected, with the belief that the adverse financial impacts on us were far in excess of the benefits that would accrue to our employees. After careful consideration, during the fourth quarter 2008, our Board of Directors approved an amendment to freeze the (i) ERP and the Restoration Plan, effective December 31, 2008 and implemented enhanced benefits to our defined contribution saving plan—The Davey 401KSOP and ESOP—effective January 1, 2009.

In connection with the freeze of the ERP and Restoration Plan, (i) benefits currently being paid to retirees continue and (ii) benefits accrued through December 31, 2008 for employees covered by the ERP were not affected. All ERP and Restoration Plan balances remain intact and participant account balances, as well as service credits for vesting and retirement eligibility, remain intact and continue in accordance with the terms of the plans. The freeze of the ERP and Restoration Plan eliminated future accruals only.

In connection with the freeze of the ERP and the Restoration Plan, we recognized a curtailment charge of $80 and, in connection with the finalization of our pension actuarial valuations as of December 31, 2008, we recognized a reduction in the pension benefit obligation of $2,906 and a reduction in the net actuarial loss reported in other comprehensive income (loss) of $1,801, net of tax, during 2008.

As of December 31, 2008, our defined benefit pension plans had an aggregate of $12,574 of actuarial losses that have not yet been included in net periodic benefit expense. Also, as of December 31, 2008, there was $134 in unrecognized prior service cost and $206 of unrecognized transition asset, recorded in adopting FASB Statement No. 87, "Employers' Accounting for Pensions"("FAS 87"), in 1986, that have not yet been included in net periodic benefit expense. Total unrecognized amounts as of December 31, 2008 were $12,503. Total unrecognized amounts as of December 31, 2007 were $3,602.

Unrecognized actuarial losses represent the cumulative effect, since the inception of FAS 87 of demographic and investment experience, as well as assumption changes that have been made in measuring the plans' liabilities. Investment experience includes actual losses on plan assets for 2008 of $8,195 as compared with actual gains on plan assets for 2007 of $3,781.

The total 2008 actuarial loss recognized in other comprehensive income was $11,889 as compared with an actuarial gain in 2007 of $2,165.

To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants. The total amount of unrecognized prior service cost and transition asset are also amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2009 is $786.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

L.  Defined Benefit Pension Plans (continued)

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2008	2007
Change in benefit obligation
Projected benefit obligation at beginning of year	$25,532	$25,622
Service cost	1,806	1,581
Interest cost	1,660	1,589
Curtailments	(2,906)	-
Settlements	-	101
Actuarial loss (gain)	1,449	(530)
Benefits paid	(1,782)	(2,831)

Projected benefit obligation at end of year	$25,759	$25,532

Accumulated benefit obligation at end of year	$25,604	$22,569

	December 31,
	2008	2007
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$28,615	$27,501
Actual return on plan assets	(8,195)	3,781
Employer contributions	375	164
Benefits paid	(1,782)	(2,831)

Fair value of plan assets at end of year	$19,013	$28,615

	December 31,
	2008	2007
Funded status of the plans
Fair value of plan assets	$19,013	$28,615
Projected benefit obligation	25,759	25,532
Funded status of the plans	$(6,746)	$3,083

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

L.  Defined Benefit Pension Plans (continued)

	December 31,
	2008	2007
Amounts reported in the consolidated balance sheets
Noncurrent assets	$-	$4,356
Current liability	(14)	(12)
Noncurrent liability	(6,732)	(1,261)
Funded status of the plans	$(6,746)	$3,083

Adoption of FASB Statement No. 158 (“FAS 158”)--On December 31, 2006, we adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”)—an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The adoption of FAS 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006. As a result of adopting FAS 158, on December 31, 2006, we reflected the funded status of our defined benefit pension plans by reducing our net pension asset by $5,834 to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recorded (i) a corresponding deferred tax asset of $2,217, (ii) a reduction in accrued pension obligations of $208 and (iii) a net after-tax charge of $3,409 in accumulated other comprehensive income (loss) in shareholders’ equity.

The adjustment to accumulated other comprehensive income at the adoption of FAS 158 represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition asset remaining from the initial adoption of FAS 87, all of which were previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the requirements of FAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension expense on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

Amounts included in accumulated other comprehensive income (loss), related to FAS 158 follow:

	At December 31, 2008		At December 31, 2007
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$12,574	$7,789	$3,632	$2,252
Unrecognized prior service cost	134	83	245	152
Unrecognized transition asset	(205)	(127)	(275)	(171)
	$12,503	$7,745	$3,602	$2,233

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

L.  Defined Benefit Pension Plans (continued)

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension expense during the year ending December 31, 2009 follow:

	Year Ending
	December 31, 2009
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year

Unrecognized net actuarial loss	$841	$521
Unrecognized prior service cost	14	9
Unrecognized transition asset	(69)	(43)
	$786	$487

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2008	2007
For pension plans with accumulated benefit obligations in excess of plan assets

Projected benefit obligation	$25,759	$2,123
Accumulated benefit obligation	25,604	1,904
Fair value of plan assets	19,013	850

The actuarial assumptions follow.  The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2008	2007	2006
Actuarial assumptions

Discount rate	6.25%	6.25%	6.00%
Expected long-term rate of return on plan assets	8.00	8.00	8.00
Rate of increase in future compensation levels	3.50	4.50	4.50

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2008	2007	2006
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$1,806	$1,581	$1,357
Interest cost on projected benefit obligation	1,660	1,589	1,476
Expected return on plan assets	(2,245)	(2,146)	(2,177)
Curtailments	80	-	-
Settlements	-	72	-
Amortization of net actuarial loss	40	256	220
Amortization of prior service cost	31	32	71
Amortization of transition asset	(69)	(72)	(72)
Net pension expense of defined benefit pension plans	$1,303	$1,312	$875

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

L.  Defined Benefit Pension Plans (continued)

In 2007, the post-retirement mortality table was updated to better anticipate future experience. “Settlements” in the above table reflects vested obligations fully-settled with former employees whose accrued benefits had a present value of less than $5.

Multiemployer Pension Plans Contributions--In addition to the Company-sponsored defined benefit plans, we contribute to several multiemployer plans. Total pension expense for multiemployer plans was $1,054 in 2008, $986 in 2007, and $758 in 2006.

Plan Assets--The percentages of the fair value of total plan assets, by major category, were as follows, along with the target range-of-percentage allocations for 2008 used as investment strategy.

	Percentage of
	Plan Assets		Target
	at December 31,		Allocations
	2008	2007	2008
Plan assets -- asset category

Equity securities	69%	71%	65% to 75%
Debt securities	26	29	25% to 35%
Other	5	-	*
Total	100%	100%

* Target allocation included with debt securities.

Investment Strategy and Risk Management for Plan Assets--Our investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing our cash contributions over the life of the plans. This is accomplished by preserving capital through diversification in high-quality investments and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans. Target range-of-percentage allocations to major categories of plan assets are based on the expected returns for the following 12-to-18 months. Equity securities are expected to be well-diversified and consist mainly of domestic and foreign issues, with no single holding exceeding 7% of total equity securities. Debt securities consist of fixed-income issues, generally with a laddered-maturity structure ranging from 1-to-12 years. There is no specific prohibition to investing in real estate. Derivatives, options or leverage are not used.

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets, as at December 31, 2008, was 8%.

Expected Benefit Plan Payments--The benefits, as of December 31, 2008, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow.

Participants
Benefits

Estimated future payments

Year ending December 31, 2009	$1,103
2010	1,150
2011	1,183
2012	1,223
2013	1,266
Years 2014 to 2018	7,422

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

L.  Defined Benefit Pension Plans (continued)

Expected Benefit Plan Contributions--We expect, as of December 31, 2008, to make defined-benefit contributions totaling $139 before December 31, 2009.

M.  Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2008	2007	2006

United States	$27,033	$21,432	$17,936
Canada	4,706	7,088	3,987
Totals	$31,739	$28,520	$21,923

The provision for income taxes follows:
	Year Ended December 31,
	2008	2007	2006
Currently payable:
Federal	$6,384	$9,629	$8,004
State	1,850	1,333	1,573
Canadian	1,992	2,112	1,223

Total current	10,226	13,074	10,800

Deferred taxes	2,492	(2,633)	(2,894)
Total taxes on income	$12,718	$10,441	$7,906

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.9	2.9	4.5
Effect of Canadian income taxes	.3	(.6)	(.5)
All other, net	.9	(.7)	(2.9)

Effective income tax rate	40.1%	36.6%	36.1%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

M.  Income Taxes (continued)

Significant components of our current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2008	2007
Deferred tax assets:
Accrued compensated absences	$1,043	$1,056
Self-insurance accruals	5,909	5,641
Other assets (liabilities), net	722	600
Net deferred income tax assets--current	$7,674	$7,297

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2008	2007
Deferred tax assets:
Self-insurance accruals	$13,918	$11,608
Intangibles	251	745
Accrued expenses and other liabilities	427	336
Accrued stock compensation	1,047	895
Defined benefit pension plans	2,417	-
Other future deductible amounts, net	1,349	1,078
	19,409	14,662
Deferred tax liabilities:
Property and equipment	15,092	8,322
Defined benefit pension plans	-	1,226
	15,092	9,548
Net deferred income tax assets --noncurrent	$4,317	$5,114

The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2008	2007
Unrecognized tax benefits	$1,910	$1,518
Portion, if recognized, would reduce tax expense and effective tax rate	1,310	918
Accrued interest on unrecognized tax benefits	220	202
Accrued penalties on unrecognized benefits	-	-

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009, based on tax years open to examination. The tax years from 2004 to 2008 remain open to examination by the major tax jurisdictions to which we and our subsidiaries are subject.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

M.  Income Taxes (continued)

The changes in our unrecognized tax benefits are summarized in the table below.

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$1,518	$1,832
Additions based on tax positions related to the current year	542	222
Additions for tax positions of prior years	705	187
Reductions for tax positions of prior years	-	(274)
Lapses in statutes of limitations	(855)	(449)
Balance, end of year	$1,910	$1,518

N.  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other adjustments that relate to currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and defined benefit pension plan adjustments. We do not provide income taxes on currency translation adjustments, as the earnings of our Canadian operations are considered to be indefinitely reinvested. The adjustment to accumulated other comprehensive income at adoption of FAS 158 on December 31, 2006 represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition asset remaining from the initial adoption of FAS 87, all of which were previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the requirements of FAS 87.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined		Accumulated
	Currency	Interest	Benefit	Minimum	Other
	Translation	Rate	Pension	Pension	Comprehensive
	Adjustments	Contracts	Plans	Liability	Income/(Loss)
Balance at January 1, 2006	$690	$(43)	$-	$(122)	$525
Unrealized gains (losses)	(35)	-	-	-	(35)
Unrealized gains in fair value	-	88	-	-	88
Adjustment to initially apply FAS 158 to defined benefit plans and other changes	-	-	(5,955)	197	(5,758)
Tax effect	-	(33)	2,263	(75)	2,155
Net of tax amount	(35)	55	(3,692)	122	(3,550)

Balance at December 31, 2006	655	12	(3,692)	-	(3,025)
Unrealized gains (losses)	2,320	-	-	-	2,320
Unrealized losses in fair value	-	(570)	-	-	(570)
Unrecognized amounts from defined benefit pension plans	-	-	2,352	-	2,352
Tax effect	-	216	(893)	-	(677)
Net of tax amount	2,320	(354)	1,459	-	3,425

Balance at December 31, 2007	2,975	(342)	(2,233)	-	400
Unrealized gains (losses)	(3,806)	-	-	-	(3,806)
Unrealized losses in fair value	-	(1,153)	-	-	(1,153)
Unrecognized amounts from defined benefit pension plans	-	-	(8,900)	-	(8,900)
Tax effect	-	438	3,388	-	3,826
Net of tax amount	(3,806)	(715)	(5,512)	-	(10,033)

Balance at December 31, 2008	$(831)	$(1,057)	$(7,745)	$-	$(9,633)

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

O.  Earnings Per Share

Earnings per share is computed as follows (adjusted for the two-for-one stock split):

	Year Ended December 31,
	2008	2007	2006
Income available to common shareholders:
Net income	$19,021	$18,079	$14,017

Weighted-average shares:
Basic:
Outstanding	14,809,035	14,730,058	15,079,234
Partially-paid share subscriptions	975,050	1,261,894	1,394,784
Basic weighted-average shares	15,784,085	15,991,952	16,474,018

Diluted:
Basic from above	15,784,085	15,991,952	16,474,018
Incremental shares from assumed:
Exercise of stock subscription purchase rights	311,070	279,418	244,010
Exercise of stock options	655,424	572,860	741,714
Diluted weighted-average shares	16,750,579	16,844,230	17,459,742

Share data:
Earnings per share--basic	$1.21	$1.13	$.85
Earnings per share--diluted	$1.14	$1.07	$.80

P.  Operations by Business Segment and Geographic Information

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

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that (a) we compute and recognize depreciation expense for our segments only by the straight-line method and (b) state income taxes are allocated to the segments. Corporate expenses are substantially allocated among the operating segments, but the nature of expenses allocated may differ from year-to-year. There are no intersegment revenues.

Segment assets are those generated or directly used by each segment, and include accounts receivable, inventory, and property and equipment.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

P.  Operations by Business Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated

Fiscal Year 2008
Revenues	$308,245	$249,457	$38,095	$-		$595,797
Income (loss) from operations	21,624	17,786	5,249	(6,803)	(a)	37,856
Interest expense				(3,417)		(3,417)
Interest income				220		220
Other income (expense), net				(2,920)		(2,920)
Income before income taxes						$31,739

Depreciation	$17,932	$12,171	$1,378	$2,893	(b)	$34,374
Capital expenditures	29,829	5,162	757	1,285		37,033
Segment assets, total	129,922	98,422	12,150	50,508	(c)	291,002

Fiscal Year 2007
Revenues	$247,754	$222,756	$35,628	$-		$506,138
Income (loss) from operations	16,145	20,096	5,066	(9,227)	(a)	32,080
Interest expense				(3,422)		(3,422)
Interest income				404		404
Other income (expense), net				(542)		(542)
Income before income taxes						$28,520

Depreciation	$13,949	$9,730	$1,123	$3,283	(b)	$28,085
Capital expenditures	18,343	13,052	1,192	5,000		37,587
Segment assets, total	96,929	73,441	11,167	50,112	(c)	231,649

Fiscal Year 2006
Revenues	$233,419	$207,711	$26,404	$-		$467,534
Income (loss) from operations	10,338	17,258	6,906	(8,686)	(a)	25,816
Interest expense				(2,768)		(2,768)
Interest income				176		176
Other income (expense), net				(1,301)		(1,301)
Income before income taxes						$21,923

Depreciation	$12,981	$9,543	$738	$3,729	(b)	$26,991
Capital expenditures	16,602	11,407	402	4,024		32,435
Segment assets, total	87,149	59,566	6,645	54,724	(c)	208,084

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.
(b)	Reduction to straight-line depreciation expense from declining balance method and depreciation and amortization of corporate assets.
(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems, intangibles, and deferred and other nonoperating assets.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

P.  Operations by Business Segment and Geographic Information (continued)

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2008	2007	2006
Revenues

United States	$535,308	$451,078	$424,466
Canada	60,489	55,060	43,068
	$595,797	$506,138	$467,534

	December 31,
	2008	2007	2006
Long-lived assets, net

United States	$130,228	$102,966	$92,348
Canada	15,069	17,003	13,287
	$145,297	$119,969	$105,635

Q.  Commitments and Contingencies

At December 31, 2008, we were contingently liable to our principal banks in the amount of $61,181 for letters of credit outstanding primarily related to insurance coverage.

In certain circumstances, we have performance obligations that are supported by surety bonds in connection with our contractual commitments.

We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. Management is of the opinion that liabilities which may result are adequately covered by insurance, or reflected in the self-insurance accruals, and would not be material in relation to the financial position or results of operations.

R.  Fair Value Measurements

On January 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) for our financial assets and financial liabilities, which had no effect on our financial position, results of operations or cash flows. FAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands presentations about such fair value measurements. FAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2008
(In thousands, except share data)

R.  Fair Value Measurements (continued)

As of December 31, 2008, we held interest rate contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. The fair value of the cash-flow hedges is the amount quoted by the financial institution that we would pay or receive to terminate the agreement.

Our assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of FAS 157 at December 31, 2008, were as follows:

	Total	Fair Value Measurements at December 31, 2008 Using:
	Carrying	Quoted prices	Significant	Significant
	Value at	in	other observable	unobservable
	December 31,	active markets	inputs	inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:
Interest rate contracts, classified as accrued expenses	$1,704	$-	$1,704	$-

S.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2008 and 2007.

	Fiscal 2008, Three Months Ended
	Mar 29	Jun 28	Sept 27	Dec 31

Revenues	$115,599	$158,826	$173,559	$147,813
Gross profit	36,278	58,011	63,122	56,243
Income (loss) from operations	(940)	17,165	12,772	8,859
Net income (loss)	(1,334)	9,623	6,894	3,838

Net income (loss) per share -- Basic	$(.09)	$.65	$.44	$.25
Net income (loss) per share -- Diluted	$(.09)	$.62	$.42	$.24

ESOT Valuation per share	$15.80	$16.40	$16.40	$16.40

	Fiscal 2007, Three Months Ended
	Mar 31	Jun 30	Sept 29	Dec 31

Revenues	$103,841	$143,380	$134,300	$124,617
Gross profit	32,001	55,644	48,768	45,310
Income (loss) from operations	(1,185)	16,851	9,577	6,837
Net income (loss)	(1,481)	9,853	5,650	4,057

Net income (loss) per share -- Basic	$(.10)	$.65	$.38	$.28
Net income (loss) per share -- Diluted	$(.10)	$.62	$.36	$.26

ESOT Valuation per share	$12.95	$14.35	$14.35	$15.80

Fourth quarters 2008 and 2007 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2008 and 2007 by approximately $7,355 and $5,618, respectively.

*  *  *  *  *

List of Financial Statements and Financial Statement Schedules