Form 10-Q
period 2009-04-04
DAVEY TREE EXPERT CO
filed 2009-05-05
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	☐ Large Accelerated Filer	☒ Accelerated Filer
	☐ Non-Accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 14,565,602 Common Shares, $1.00 par value, outstanding (after stock split) as of May 1, 2009.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 4, 2009

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 4,	December 31,
	2009	2008
Assets
Current assets:
Cash	$2,144	$3,363
Accounts receivable, net	72,863	81,751
Operating supplies	6,518	5,520
Other current assets	20,862	20,678
Total current assets	102,387	111,312

Property and equipment	389,598	385,576
Less accumulated depreciation	249,220	244,563
	140,378	141,013

Other assets	12,751	12,026
Identified intangible assets and goodwill, net	27,178	26,651
	$282,694	$291,002

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$25,154	$29,869
Accrued expenses	21,292	29,171
Other current liabilities	26,353	31,469
Total current liabilities	72,799	90,509

Long-term debt	65,948	60,187
Self-insurance accruals	40,933	34,950
Other noncurrent liabilities	10,888	10,573
	190,568	196,219

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	4,140	4,848
Common shares subscribed, unissued	5,332	5,850
Retained earnings	150,766	153,464
Accumulated other comprehensive loss	(9,817)	(9,633)
	171,878	175,986

Less: Cost of Common shares held in treasury; 6,771 shares at April 4, 2009 and 6,939 shares at December 31, 2008	79,045	80,356
Common shares subscription receivable	707	847

	92,126	94,783
	$282,694	$291,002

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Revenues	$128,222	$115,599

Costs and expenses:
Operating	87,098	79,321
Selling	21,215	19,262
General and administrative	12,470	10,701
Depreciation and amortization	9,365	7,476
Gain on sale of assets, net	(16)	(221)
	130,132	116,539

Loss from operations	(1,910)	(940)

Other income (expense):
Interest expense	(596)	(695)
Interest income	6	80
Other, net	(495)	(638)

Loss before income taxes	(2,995)	(2,193)

Income tax benefits	(958)	(859)

Net loss	$(2,037)	$(1,334)

Net loss per share -- basic and diluted	$(.14)	$(.09)

Weighted-average shares outstanding -- basic and diluted	14,761	14,867

Dividends declared per share	$.043	$.043

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 4,	March 29,
	2009	2008
Operating activities
Net loss	$(2,037)	$(1,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,365	7,476
Other	518	(46)
Changes in operating assets and liabilities:
Accounts receivable	8,888	1,768
Operating liabilities	(10,168)	(6,821)
Other	(2,825)	(3,772)
	5,778	(1,395)

Net cash provided by (used in) operating activities	3,741	(2,729)

Investing activities
Capital expenditures:
Equipment	(8,000)	(11,804)
Land and buildings	(88)	(389)
Purchases of businesses	(708)	(14,172)
Other	107	278
Net cash used in investing activities	(8,689)	(26,087)

Financing activities
Revolving credit facility proceeds, net	7,350	29,950
Purchase of common shares for treasury	(2,140)	(1,230)
Sale of common shares from treasury	3,175	2,005
Dividends	(661)	(670)
Other	(3,995)	(1,256)
Net cash provided by financing activities	3,729	28,799

Decrease in cash	(1,219)	(17)

Cash, beginning of period	3,363	1,819
Cash, end of period	$2,144	$1,802

Supplemental cash flow information follows:

Interest paid	$826	$652
Income taxes paid	1,009	1,408

Detail of acquisitions:
Assets acquired:
Receivables	$-	$3,043
Equipment	653	16,518
Intangibles	847	5,802
Prepaids	-	62
Liabilities assumed	(42)	(5,614)
Debt issued for purchases of businesses	(750)	(5,639)
Cash paid	$708	$14,172

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
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

Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”).

Stock Split, Per Common Share Information--All common share and per share data have been retroactively adjusted to recognize a two-for-one forward stock split of our common shares effective October 1, 2008.

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

New Accounting Pronouncement Adopted

FAS No. 161--In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No.161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133” (“FAS 161”). FAS 161 requires entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The reporting requirements of FAS 161, applied prospectively beginning with the interim periods of our 2009 calendar year, are included in Note M, “Fair Value Measurements and Derivative Financial Instruments.”

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

FAS No. 141R--In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects. FAS 141R became effective in the first quarter 2009 and did not have a material impact on our condensed consolidated financial statements.

FSP FAS No. 142-3--In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 adopted prospectively for intangibles acquired on or after January 1, 2009, did not have a material effect on our financial position, results of operations or cash flows.

New Accounting Pronouncements Requiring Adoption

FSP FAS No. 132R-1--In December 2008, the FASB issued FASB Staff Position No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP FAS 132R-1”). FSP FAS 132R-1 requires enhanced information about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced information required by this FSP is intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (referred to as Level 3 inputs) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. This FSP is effective for us as of our year end December 31, 2009.

B.	Seasonality of Business

Due to the seasonality of our business, our operating results for the three months ended April 4, 2009 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2009. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Business Combinations

We made investments in one business during the three months ended April 4, 2009 for an aggregate purchase price of $1,458, including cash payment of $708 and debt issued of $750. Additional consideration for this acquisition is contingent upon continued employment, which is expensed as compensation over the employment period and not included in the purchase price.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

C.	Business Combinations (continued)

Acquired amortizable intangibles totaled $441 and have estimated useful lives of between three and seven years.  The excess of purchase price over the fair value of the net assets acquired was $456 of goodwill and is classified in our consolidated balance sheets with identified intangible assets and goodwill, net.

The purchase price allocation is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired business have been included in our consolidated results of operations from the acquisition-date forward. The effect of this acquisition on consolidated revenues and the results of operations for the three months ended April 4, 2009 was not significant.

D.	Accounts Receivable, Net

Our accounts receivable, net, consisted of the following:

	April 4,	December 31,
	2009	2008

Accounts receivable	$64,831	$76,328
Receivables under contractual arrangements	10,497	7,858

	75,328	84,186
Less allowances for doubtful accounts	2,465	2,435

	$72,863	$81,751

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	April 4, 2009		December 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$9,166	$7,277	$8,971	$7,121
Employment-related	4,877	2,887	4,796	2,744
Tradenames	3,949	1,322	3,785	1,208

Amortized intangible assets	$17,992	$11,486	$17,552	$11,073

Less accumulated amortization	11,486		11,073

Identified intangibles, net	6,506		6,479

Unamortized intangible assets:
Goodwill Not amortized	20,672		20,172

	$27,178		$26,651

F.	Long-Term Debt

Our long-term debt consisted of the following:

	April 4,	December 31,
	2009	2008
Revolving credit facility
Prime rate borrowings	$4,300	$3,700
LIBOR borrowings	54,000	47,000
Term loan	5,500	5,750
	63,800	56,450
Term loans	8,288	11,101
	72,088	67,551
Less current portion	6,140	7,364
	$65,948	$60,187

Revolving Credit Facility--We have a $159,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $159,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.  Included in the credit facility is a $7,000 seven-year term loan entered into in November 2007 that requires quarterly principal installments of $250, plus interest.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

F.	Long-Term Debt (continued)

As of April 4, 2009, we had unused commitments under the facility approximating $36,274, with $122,726 committed, consisting of borrowings of $63,800 (including the $5,500 term loan) and issued letters of credit of $58,926.  Borrowings outstanding bear interest, at Davey Tree’s option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to ..19% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Compensation expense, all share-based payment plans	$242	$376

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $80 being recognized for the three months ended April 4, 2009 and $77 for the three months ended March 29, 2008.

Stock Option Plans--Since adopting FASB Statement No. 123 (revised), “Share-Based Payment” (“FAS 123R”) on January 1, 2006 and through the end of the first quarter, April 4, 2009, we have granted 528,668 stock option awards. The stock option awards were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and the stock options have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options was $80 for the three months ended April 4, 2009 and $72 for the three months ended March 29, 2008.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During March 2009, the Compensation Committee of the Board of Directors awarded 30,856 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of April 4, 2009.

			Weighted-
		Weighted-	Average
Unvested		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2009	123,980	$11.96
Granted	30,856	16.16
Forfeited	-
Vested	-
Unvested, April 4, 2009	154,836	$12.80	3.7 years	$1,239	$2,539

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $82 for the three months ended April 4, 2009 and $227 for the three months ended March 29, 2008.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 4, 2009.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
	Outstanding	Price	Life	Cost	Value

Outstanding, January 1, 2009	1,330,550	$8.63
Granted	-	-
Exercised	(25,803)	8.00
Forfeited	-	-
Outstanding, April 4, 2009	1,304,747	8.64	5.5 years	$11,276	$10,125

Exercisable, April 4, 2009	1,028,747	7.94	5.0 years		$8,703

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at April 4, 2009 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$ 6.75	785,079	4.7 years	$6.75	785,079	$6.75
11.25	443,000	7.2 years	11.25	167,000	11.25
	1,228,079	5.6 years	8.37	952,079	7.54
Director options:
$7.85 to $16.40	76,668	3.8 years	12.92	76,668	12.92
	1,304,747	5.5 years	8.64	1,028,747	7.94

Common shares are issued from treasury upon the exercise of stock options, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

Substantially all of our domestic employees are covered by noncontributory defined benefit pension plans. The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended
	April 4,	March 29,
	2009	2008
Components of pension cost
Service costs--increase in benefit obligation earned	$29	$451
Interest cost on projected benefit obligation	397	415
Expected return on plan assets	(371)	(561)
Amortization of net actuarial loss	210	10
Amortization of prior service cost	3	8
Amortization of transition asset	(17)	(17)
Net pension cost of defined-benefit pension plans	$251	$306

Employer Contributions--Contributions of $22 were made to our defined-benefit pension plans during the three months ended April 4, 2009.  We expect, as of April 4, 2009, to make additional defined-benefit plan contributions totaling $118 before December 31, 2009.

I.	Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2009 annual effective tax rate is estimated to be 38.3%.  Our annual effective tax rate for 2008 was 40.1%.

At December 31, 2008 we had unrecognized tax benefits of $1,910, of which $1,310 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $220. At April 4, 2009, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

We do not anticipate that total unrecognized tax benefits will change significantly in the next 12 months, based on tax years open to examination.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

J.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and adjustments to defined-benefit pension plans. The components of comprehensive income (loss) follow:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Comprehensive Loss
Net loss	$(2,037)	$(1,334)
Other comprehensive income (loss)
Currency translation adjustments	(249)	(634)
Interest rate swaps, change in fair value	(92)	(469)
Defined benefit pension plans -- amortization of net actuarial loss, prior service cost and transition asset	196	-
Other comprehensive income (loss), before income taxes	(145)	(1,103)
Income tax benefit (expense), related to items of other comprehensive income	(39)	178
Other comprehensive income (loss)	(184)	(925)

Comprehensive loss	$(2,221)	$(2,259)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined	Accumulated
	Currency	Interest	Benefit	Other
	Translation	Rate Swap	Pension	Comprehensive
	Adjustments	Contracts	Plans	Income/(Loss)
Balance at January 1, 2009	$(831)	$(1,057)	$(7,745)	$(9,633)
Unrealized gains (losses)	(249)	-	-	(249)
Unrealized losses in fair value	-	(92)	-	(92)
Unrecognized amounts from defined benefit pension plans	-	-	196	196
Tax effect	-	35	(74)	(39)
Net of tax amount	(249)	(57)	122	(184)

Balance at April 4, 2009	(1,080)	(1,114)	(7,623)	(9,817)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding

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

	Three Months Ended
	April 4,	March 29,
	2009	2008
Loss available to common shareholders:
Net loss	$(2,037)	$(1,334)

Weighted-average shares:
Basic:
Outstanding	14,541,931	14,560,446
Partially-paid share subscriptions	219,136	306,257
Basic weighted-average shares	14,761,067	14,866,703

Diluted:
Basic from above	14,761,067	14,866,703
Incremental shares from assumed:
Exercise of stock subscription purchase rights	314,450	298,506
Exercise of stock options	629,295	632,122
Diluted weighted-average shares	15,704,812	15,797,331

Net loss per share -- basic and diluted	$(.14)	$(.09)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended April 4, 2009 follows:

Shares outstanding at December 31, 2008	14,518,044

Shares purchased	(130,468)
Shares sold	189,155
Stock subscription offering -- cash purchases	86,332
Options exercised	22,471
167,490
Shares outstanding at April 4, 2009	14,685,534

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)

On April 4, 2009, we had 14,685,534 common shares outstanding, options exercisable to purchase 1,028,747 common shares, partially-paid subscriptions for 888,718 common shares and purchase rights outstanding for 495,864 common shares.

The partially-paid subscriptions relate to common shares purchased at $6.00 per share (after two-for-one stock split), in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven-year promissory note for the balance due, with interest at 4.75% per year.  Promissory note payments, of both principal and interest, are made either by payroll deduction or annual lump-sum payment.  The promissory notes are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

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

L.	Operations by Business Segment

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

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistently with the basis described in the 2008 Annual Report.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated

Three Months Ended April 4, 2009
Revenues	$74,635	$43,994	$9,593	$-		$128,222
Income (loss) from operations	5,145	(5,754)	(825)	(476)	(a)	(1,910)
Interest expense				(596)		(596)
Interest income				6		6
Other income (expense), net				(495)		(495)
Loss before income taxes						$(2,995)

Segment assets, total	120,618	99,498	12,651	49,927	(b)	282,694

Three Months Ended March 29, 2008
Revenues	$66,997	$40,324	$8,278	$-		$115,599
Income (loss) from operations	4,971	(4,329)	(1,179)	(403)	(a)	(940)
Interest expense				(695)		(695)
Interest income				80		80
Other income (expense), net				(638)		(638)
Loss before income taxes						$(2,193)

Segment assets, total	123,216	75,770	11,516	52,229	(b)	262,731

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a) Reclassification of depreciation expense and allocation of corporate expenses.
(b) Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and deferred and other nonoperating assets.

M.	Fair Value Measurements and Derivative Financial Instruments

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

On January 1, 2009, we adopted the provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which amended FAS 157 by delaying its effective date by one year, for nonrecurring fair value measurements on nonfinancial assets and nonfinancial liabilities, such as goodwill and property and equipment.  The adoption of FSP FAS 157-2 had no effect on our financial position, results of operations or cash flows.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

M.	Fair Value Measurements and Derivative Financial Instruments (continued)

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

Our assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of FAS 157 at April 4, 2009, were as follows:

		Fair Value Measurements at April 4, 2009 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	April 4, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance	$7,089	$7,089	$-	$-

Liabilities:
Interest rate swaps, classified as accrued expenses	$1,796	$-	$1,796	$-
Deferred compensation	1,068	-	1,068	-

Market Risk and Derivative Financial Instruments

In the normal course of business, we are exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates.  We do not hold or issue derivative financial instruments for trading or speculative purposes. We manage interest rate risk by using derivative financial instruments, specifically interest rate swaps.

Foreign Currency Rate Risk--We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada, where we provide a comprehensive range of horticultural services. Our financial results could be affected by factors such as changes in the foreign currency exchange rate or differing economic conditions in the Canadian markets as compared with the markets for our services in the United States. Our earnings are affected by translation exposures from currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Similarly, the Canadian dollar-denominated assets and liabilities may result in financial exposure as to the timing of transactions and the net asset / liability position of our Canadian operations. Presently, we do not engage in hedging activities related to our foreign currency rate risk.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2009
(Amounts in thousands, except share data)

M.	Fair Value Measurements and Derivative Financial Instruments (continued)

Interest Rate Risk--We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable.  We have entered into interest rate swap contracts -- derivative financial instruments--with the objective of altering interest rate exposures related to variable debt.

Interest Rate Swaps--As of April 4, 2009, we held interest rate swap contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2008 or 2009 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). No material amounts were recognized in the results of operations related to our interest rate swaps during 2008 or 2009.

We had two interest rate swaps with the notional value totaling $20,000 as of December 31, 2008 and, during the first quarter 2009, we entered into another interest rate swap, with the three interest rate swaps having a notional value totaling $30,000 as of April 4, 2009. The following summarizes the amount of the long-term debt hedged (which is the notional principal amount of the interest rate swaps), the percentage of long-term debt hedged and the gross fair value of the asset / (liability) position of the interest rate swaps.

	April 4,	December 31,
	2009	2008

Amount of long-term debt hedged	$30,000	$20,000

Percentage of long-term debt	45%	33%

Gross fair value asset/(liability) position, classified as accrued expenses	$(1,796)	$(1,704)

The following summarizes the amount of the gain (loss) recognized in other comprehensive income (loss) from the interest rate swaps for the three months ended April 4, 2009 and March 29, 2008.

	Three Months Ended
	April 4,	March 29,
	2009	2008
Derivatives in cash-flow hedging relationship
Interest rate swaps	$(92)	$(469)

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

	Three Months Ended
	April 4,	March 29,	Percentage
	2009	2008	Change

Revenues	100.0%	100.0%	10.9%

Costs and expenses:
Operating	67.9	68.6	9.8
Selling	16.6	16.7	10.1
General and administrative	9.7	9.3	16.5
Depreciation and amortization	7.3	6.4	25.3
Gain on sale of assets, net	-	(.2)	nm

Loss from operations	(1.5)	(.8)	nm

Other income (expense):
Interest expense	(.4)	(.6)	(14.2)
Interest income	-	-	nm
Other, net	(.4)	(.5)	(22.4)

Loss before income taxes	(2.3)	(1.9)	36.6

Income taxes	(.7)	(.7)	11.6

Net loss	(1.6%)	(1.2%)	52.6%

nm--not meaningful

Index

First Quarter--Three Months Ended April 4, 2009 Compared to Three Months Ended
March 29, 2008

Our results of operations for the three months ended April 4, 2009 compared to the three months ended March 29, 2008 follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008	Change	% Change

Revenues	$128,222	$115,599	$12,623	10.9%

Costs and expenses:
Operating	87,098	79,321	7,777	9.8
Selling	21,215	19,262	1,953	10.1
General and administrative	12,470	10,701	1,769	16.5
Depreciation and amortization	9,365	7,476	1,889	25.3
Gain on sale of assets, net	(16)	(221)	205	nm
	130,132	116,539	13,593	11.7

Loss from operations	(1,910)	(940)	(970)	103.2

Other income (expense):
Interest expense	(596)	(695)	99	(14.2)
Interest income	6	80	(74)	nm
Other, net	(495)	(638)	143	(22.4)

Loss before income taxes	(2,995)	(2,193)	(802)	36.6

Income tax benefits	(958)	(859)	(100)	11.6

Net loss	$(2,037)	$(1,334)	$(702)	52.6%

nm--not meaningful

Revenues--Revenues of $128,222 increased $12,623 compared with $115,599 in the first quarter of 2008. Utility Services increased $7,638 or 11.4% compared with the first quarter of 2008.  Additional revenues of $8,486 from a business acquired in March 2008 were partially offset by reduced revenue from our western and Canadian operations, the result of reductions in existing contract volume.  Residential and Commercial Services increased $3,670 to $43,994 from the first quarter of 2008.  Revenues of $7,168 from a new business acquired in the second quarter of 2008 were partially offset by reductions in tree surgery services in all other residential and commercial operations due to the current economic recession.  Total consolidated revenue of $128,222 includes production incentive revenue, recognized under the completed-performance method, of $4,059 during the first quarter 2009 compared with $3,595 during the first quarter 2008.

Operating Expenses--Operating expenses of $87,098 increased $7,777 compared with the first quarter of 2008 and, as a percentage of revenues, decreased .6% to 67.9%. Utility Services increased $6,338 or 13.0% compared with the first quarter of 2008.  Included in the increase are costs associated with the business acquired in March 2008 of $6,601 that were partially offset by reductions in all other utility operations.  Increases occurred in labor, employee benefits expense, equipment expense and subcontractor expense associated with the increase in revenues with decreases occurring in fuel expense and material and tools expense. Residential and Commercial Services increased $732 or 3.0% compared with the first quarter 2008 and include $4,122 of expenses related to the business acquired in the second quarter of 2008. The additional acquisition expenses were partially offset by cost reductions in all other residential and commercial operations.  Increases occurred in labor costs, material and equipment expense, the result of increased revenues with decreases occurring in subcontractor expense, rented equipment and fuel expense.

Index

2009 fuel prices have declined significantly from those in effect during 2008 and the decrease impacted operating expenses within all segments. During the first quarter 2009, fuel expense of $4,135 decreased $1,334, or 24%, from the $5,469 incurred in the first quarter 2008.

Selling Expenses--Selling expenses of $21,215 increased $1,953 over the first quarter of 2008 and as a percentage of revenues decreased .2% to 16.5%. Utility Services experienced a decrease of $33 or .5% from the first quarter of 2008. Additional selling expense of $447, related to the business acquired in March 2008, was offset by reductions in all other utility operations. Reductions occurred in field management wages and incentive expense, vehicle expense and employee development expenses with increases occurring in field management travel expense, office rent and utilities expense. Residential and Commercial Services experienced an increase of $1,534 or 12.2% over the first quarter 2008 and include $2,458 related to the business acquired in the second quarter of 2008. The increase in expense related to the acquired business was partially offset by reductions in costs among all other residential and commercial operations.  Increases occurred in field management wages and incentive expense, auto expense and office rent and utilities expense with decreases occurring in field management travel expenses and employee development expense.

General and Administrative Expenses--General and administrative expenses of $12,470 increased $1,769 from $10,701 in the first quarter of 2008. The increase of $1,769 is attributable to an increase in salary and incentive expense, professional service expense and office rent and maintenance expense, partially offset by reductions in stock-based compensation expense and pension expense. Excluding the businesses acquired in March and June 2008, total general and administrative expenses for first quarter 2009 would have approximated $10,227 as compared with first quarter 2008 of $10,701.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,365 increased $1,889 from $7,476 in the first quarter of 2008 and, as a percentage of revenues, increased .8% to 7.3%. The increase is attributable to additional capital expenditures from the purchases of businesses and equipment in the first and second quarters of 2008.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $16 decreased $205 from $221 in the first quarter of 2008.  The decrease is the result of fewer units being disposed in addition to a change in the mix of equipment disposed of in the first three months of 2009 as compared to the first three months of 2008.  Gain on the sale of assets in the first three months of 2008 included the sale of multiple aerial trucks, while none were disposed of in the first three months of 2009.

Interest Expense--Interest expense of $596 decreased $99 from the $695 incurred in the first quarter of 2008. The decrease is attributable to lower interest rates on bank borrowings during the first quarter 2009 as compared to the first quarter 2008, although bank borrowings for the first quarter of 2009 exceeded those during the first quarter 2008.

Other, Net--Other, net, of $495 decreased $143 from the $638 in the first quarter of 2008, and consisted of nonoperating income and expense. The fluctuation was primarily due to a reduction in foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes-- Income tax benefits for the first quarter 2009 were $958, as compared to $859 for the first quarter of 2008.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2009 annual effective tax rate is estimated to be 38.3%, adjusted during the first quarter for discrete expense approximating $200. Our annual effective tax rate for 2008 was 40.1%.

Net Loss--Net loss for the first quarter of $2,037 was $703 more than the $1,334 experienced in the first quarter of 2008.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2009 and March 29, 2008, are summarized as follows:

	2009	2008
Cash provided by (used in):
Operating activities	$3,741	$(2,729)
Investing activities	(8,689)	(26,087)
Financing activites	3,729	28,799
Decrease in cash	$(1,219)	$(17)

Cash Provided by Operating Activities--Cash provided by operating activities for the first three months of 2009 was $6,470 more than the $2,729 used in the first three months of 2008. The increase was primarily attributable to $4,720 less cash used for operating assets and liabilities and an increase in depreciation and amortization of $1,889.

Overall, accounts receivable dollars decreased $8,888 during the first three months of 2009, as compared to the $1,768 decrease experienced in the first three months of 2008. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of the first three months of 2009 decreased four days to 52 days, as compared to the end of the first three months of 2008. The DSO at March 29, 2008 was 56 days.

Operating liabilities decreased $10,168 in the first three months of 2009, $3,347 more than the $6,821 decrease in the first three months of 2008. Accounts payable and accrued expenses decreased $12,594 during the first three months of 2009 as compared with a decrease of $8,921 for the first three months of 2008. Decreases in employee compensation, trade payables, 401KSOP liabilities and tax liabilities were partially offset by increases in self-insured medical claims, compensated-absence accruals and professional services. Self-insurance accruals increased $2,426 in the first three months of 2009, $326 more than the increase of $2,100 experienced in the first three months of 2008. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net increased $2,825 in the first three months of 2009, $947 less than the $3,772 increase for the first three months of 2008.  The increase is attributable to increases in operating supplies, prepaid expenses related to insurance coverage and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2009 was $8,689 or $17,398 less than the $26,087 used during the first three months of 2008. The decrease was the result of reductions in capital expenditures for equipment, land and buildings as well as purchases of businesses.

Cash Provided by Financing Activities--Cash provided by financing activities of $3,729 decreased $25,070 during the first three months of 2009 as compared with the $28,799 provided during the first three months of 2008. Our revolving credit facility provided $22,600 less in the first three months of 2009 compared with the first three months of 2008. We use the credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions, because of the borrowings for businesses acquired in the first quarter of 2008. Treasury share transactions (purchases and sales) provided $260 more than the $775 provided in the first three months of 2008. Dividends paid decreased to $661, as compared with $670 paid in the first three months of 2008.

Index

Debt Issued in Connection with Our Investments in Businesses--Debt issued in connection with our investments in one business during the first three months of 2009 totaled $750.  During the first three months of 2008, we issued $5,639 of debt in connection with our investments in businesses.

Revolving Credit Facility--We have a $159,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $159,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of April 4, 2009, our unused commitments under the facility approximated $36,274, with $122,726 committed, consisting of borrowings of $63,800 and issued letters of credit of $58,926. Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission (“SEC”) Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at April 4, 2009, to make future payments for the periods indicated.

		Nine Months Ending
		December 31,	Year Ending December 31,
Description	Total	2009	2010	2011	2012	2013	Thereafter

Revolving credit facility	$63,800	$750	$1,000	$59,300	$1,000	$1,000	$750
Term loans	8,288	2,802	2,714	2,322	350	100	-
Capital lease obligations	747	583	164	-	-	-	-
Operating lease obligations	13,299	3,929	3,817	2,396	1,338	910	909
Self-insurance accruals	59,445	15,475	15,576	9,855	4,649	2,075	11,815
Purchase obligations	2,439	2,439	-	-	-	-	-
Other liabilities	10,820	3,118	406	585	503	327	6,077
	$158,838	$29,096	$23,677	$74,458	$7,840	$4,412	$19,551

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next nine months for goods and services we have negotiated for delivery as of April 4, 2009. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of April 4, 2009, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of April 4, 2009, we were contingently liable for letters of credit in the amount of $61,181, of which $58,926 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Index

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2009 through 2011.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At April 4, 2009, we had working capital of $29,588, short-term lines of credit approximating $11,184 and $36,274 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans, borrowing needs and to complete business acquisitions for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

FAS No. 161--In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No.161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133” (“FAS 161”). FAS 161 requires entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The reporting requirements of FAS 161, applied prospectively beginning with the interim periods of our 2009 calendar year, are included in Note M, “Fair Value Measurements and Derivative Financial Instruments.”

FAS No. 141R--In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects. FAS 141R became effective in the first quarter 2009 and did not have a material impact on our condensed consolidated financial statements.

FSP FAS No. 142-3--In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 adopted prospectively for intangibles acquired on or after January 1, 2009, did not have a material effect on our financial position, results of operations or cash flows.

Index

New Accounting Pronouncements Requiring Adoption

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2008, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”—those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

Index

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in our annual report on Form 10-K for the year ended December 31, 2008 in “Item 1A. Risk Factors.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended April 4, 2009, there have been no material changes in the reported market risks previously presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Index

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2009 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended April 4, 2009, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-Looking Statements” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.  There have been no material changes from the risk factors described previously in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2009

January 1 to January 31	-	-	n/a	n/a
February 1 to February 28	-	-	n/a	n/a
March 1 to April 4	130,468	$16.40	n/a	n/a

Total First Quarter	130,468	16.40

Total Year to Date	130,468	16.40

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 5, 2009		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 5, 2009	By:	/s/ Nicholas R. Sucic
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