Form 10-Q
period 2009-07-04
DAVEY TREE EXPERT CO
filed 2009-08-04
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

There were 14,952,567 Common Shares, $1.00 par value, outstanding (after stock split) as of August 3, 2009.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 4, 2009

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 4,	December 31,
	2009	2008
Assets
Current assets:
Cash	$2,131	$3,363
Accounts receivable, net	84,185	81,751
Operating supplies	5,972	5,520
Prepaid expenses	4,544	5,391
Other current assets	11,839	15,287
Total current assets	108,671	111,312

Property and equipment	394,003	385,576
Less accumulated depreciation	256,913	244,563
	137,090	141,013

Other assets	13,535	12,026
Identified intangible assets and goodwill, net	26,790	26,651
	$286,086	$291,002

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$23,509	$29,869
Accrued expenses	27,354	29,171
Other current liabilities	25,325	31,469
Total current liabilities	76,188	90,509

Long-term debt	62,738	60,187
Self-insurance accruals	42,827	34,950
Other noncurrent liabilities	10,836	10,573
	192,589	196,219

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	2,903	4,848
Common shares subscribed, unissued	3,625	5,850
Retained earnings	159,077	153,464
Accumulated other comprehensive loss	(8,304)	(9,633)
	178,758	175,986

Less: Cost of Common shares held in treasury; 6,974 shares at July 4, 2009 and 6,939 shares at December 31, 2008	84,838	80,356
Common shares subscription receivable	423	847
	93,497	94,783
	$286,086	$291,002

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Revenues	$155,980	$158,826	$284,202	$274,425

Costs and expenses:
Operating	96,455	100,815	183,553	180,136
Selling	22,761	22,155	43,976	41,417
General and administrative	11,735	10,376	24,205	21,077
Depreciation and amortization	9,600	8,423	18,965	15,899
Gain on sale of assets, net	(73)	(108)	(89)	(329)
	140,478	141,661	270,610	258,200

Income from operations	15,502	17,165	13,592	16,225

Other income (expense):
Interest expense	(654)	(924)	(1,250)	(1,619)
Interest income	6	66	12	146
Other, net	(480)	(480)	(975)	(1,118)

Income before income taxes	14,374	15,827	11,379	13,634

Income tax	5,435	6,204	4,477	5,345

Net income	$8,939	$9,623	$6,902	$8,289

Net income per share:
Basic	$.61	$.65	$.46	$.55
Diluted	$.57	$.62	$.44	$.52

Weighted average shares outstanding:
Basic	14,751	14,731	14,871	15,093
Diluted	15,669	15,642	15,802	16,014

Dividends declared per share	$.043	$.043	$.085	$.085

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 4,	June 28,
	2009	2008
Operating activities
Net income	$6,902	$8,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,965	15,899
Other	1,377	1,026
Changes in operating assets and liabilities:
Accounts receivable	(2,434)	(24,008)
Operating liabilities	(4,116)	3,356
Other	1,391	(2,006)
	15,183	(5,733)

Net cash provided by operating activities	22,085	2,556

Investing activities
Capital expenditures:
Equipment	(12,961)	(20,775)
Land and buildings	(215)	(634)
Purchases of businesses	(708)	(17,773)
Other	256	485
Net cash used in investing activities	(13,628)	(38,697)

Financing activities
Revolving credit facility proceeds, net	2,800	46,000
Purchase of common shares for treasury	(12,985)	(9,974)
Sale of common shares from treasury	5,277	3,893
Dividends	(1,289)	(1,356)
Other	(3,492)	(2,023)
Net cash (used in) provided by financing activities	(9,689)	36,540

(Decrease) Increase in cash	(1,232)	399

Cash, beginning of period	3,363	1,819
Cash, end of period	$2,131	$2,218

Supplemental cash flow information follows:

Interest paid	$1,422	$1,578
Income taxes paid	2,202	5,672

Detail of acquisitions:
Assets acquired:
Cash	$-	$55
Receivables	-	8,366
Operating supplies	-	1,008
Prepaid expenses	-	339
Equipment	653	27,157
Deposits and other	-	738
Intangibles	847	20,166
Liabilities assumed	(42)	(18,540)
Debt issued for purchases of businesses	(750)	(5,639)
Common shares issued for purchase of business	-	(14,692)
Common shares issuable for purchase of business	-	(891)
Cash to be paid for purchase of business	-	(239)
Cash paid	$708	$17,828

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
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

Evaluation of Subsequent Events--We evaluated subsequent events and transactions for potential recognition and presentation in the financial statements through the date the financial statements are being issued, August 4, 2009.

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

New Accounting Pronouncement Adopted

FAS No. 165--We adopted Financial Accounting Standards Board (“FASB”) Statement No. 165, “Subsequent Events,” (“FAS 165”) effective July 4, 2009. FAS 165 sets forth principles and requirements for subsequent events; specifically: (a) the period after the balance-sheet date during which management shall evaluate events and transactions that may occur for potential recognition or presentation in the financial statements; (b) circumstances under which events or transactions occuring after the balance-sheet date are recognized; and, (c) information presented in the financial statements about events or transactions that occurred after the balance-sheet date. As indicated above, we evaluated subsequent events through the date of financial statement issuance. The adoption of FAS 165 did not affect our financial position, results of operations or cash flows.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

FAS No. 161--We adopted FASB Statement No.161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133” (“FAS 161”) effective January 1, 2009. FAS 161 requires entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The reporting requirements of FAS 161, applied prospectively, are included in Note M, “Financial Instruments and Fair Value Measurements.”

FSP FAS No. 107-1 and APB Opinion No. 28-1--We adopted FASB Staff Position FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS No. 107-1 and APB 28-1”) effective July 4, 2009, which requires information about the fair value of financial instruments in interim reporting periods as well as annual financial statements. The required information is included in Note M, “Financial Instruments and Fair Value Measurements.”  The adoption of FSP FAS No. 107-1 and APB 28-1 did not affect our financial position, results of operations or cash flows.

FAS No. 141R--FASB Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), replaced FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects. FAS 141R became effective in the first quarter 2009 and did not have a material impact on our condensed consolidated financial statements.

FSP FAS No. 142-3--FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 adopted prospectively for intangibles acquired on or after January 1, 2009, did not have a material effect on our financial position, results of operations or cash flows.

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
July 4, 2009
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

FAS No. 168--In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of GAAP” (“FAS 168”), which replaces FAS No. 162, “The Hierarchy of GAAP,” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. FAS 168 is effective for reporting periods ending after September 15, 2009. As FAS 168 is not intended to change or alter existing GAAP, it will not affect our financial position, results of operations or cash flows.

B.	Seasonality of Business

Due to the seasonality of our business, our operating results for the six months ended July 4, 2009 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2009. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Business Combinations

We made investments in one business during the six months ended July 4, 2009 for an aggregate purchase price of $1,458, including cash payment of $708 and debt issued of $750. Additional consideration for this acquisition is contingent upon continued employment, which is expensed as compensation over the employment period and not included in the purchase price.

Acquired amortizable intangibles totaled $441 and have estimated useful lives of between three and seven years.  The excess of purchase price over the fair value of the net assets acquired was $406 of goodwill and is classified in our consolidated balance sheets with identified intangible assets and goodwill, net.

The purchase price allocation is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired business have been included in our consolidated results of operations from the acquisition-date forward. The effect of this acquisition on consolidated revenues and the results of operations for the six months ended July 4, 2009 was not significant.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

D.	Accounts Receivable, Net

Our accounts receivable, net, consisted of the following:

	July 4,	December 31,
	2009	2008

Accounts receivable	$73,367	$76,328
Receivables under contractual arrangements	12,923	7,858

	86,290	84,186
Less allowances for doubtful accounts	2,105	2,435

	$84,185	$81,751

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

E.	Identified Intangible Assets and Goodwill, Net

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	July 4, 2009		December 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$9,171	$7,435	$8,971	$7,121
Employment-related	4,879	3,030	4,796	2,744
Tradenames	3,951	1,447	3,785	1,208

Amortized intangible assets	$18,001	$11,912	$17,552	$11,073

Less accumulated amortization	11,912		11,073

Identified intangibles, net	6,089		6,479

Unamortized intangible assets:
Goodwill Not amortized	20,701		20,172

	$26,790		$26,651

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

F.	Long-Term Debt

Our long-term debt consisted of the following:

	July 4,	December 31,
	2009	2008
Revolving credit facility
Prime rate borrowings	$12,000	$3,700
LIBOR borrowings	42,000	47,000
Term loan	5,250	5,750
	59,250	56,450
Term loans	8,984	11,101
	68,234	67,551
Less current portion	5,496	7,364
	$62,738	$60,187

Revolving Credit Facility--We have a $159,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $159,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.  The $5,250 term loan included in the credit facility requires quarterly principal installments of $250, plus interest, and was a $7,000 seven-year term loan when entered into in November 2007.

As of July 4, 2009, we had unused commitments under the facility approximating $40,824, with $118,176 committed, consisting of borrowings of $59,250 (including the $5,250 term loan) and issued letters of credit of $58,926.  Borrowings outstanding bear interest, at Davey Tree’s option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Compensation expense, all share-based payment plans	$288	$299	$530	$675

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $181 being recognized for the six months ended July 4, 2009 and $149 for the six months ended June 28, 2008.

Stock Option Plans--Since adopting FASB Statement No. 123 (revised), “Share-Based Payment” (“FAS 123R”) on January 1, 2006 and through the end of the second quarter, July 4, 2009, we have granted 528,668 stock option awards. The stock option awards were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and the stock options have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options was $151 for the six months ended July 4, 2009 and $153 for the six months ended June 28, 2008.

Stock-Settled Stock Appreciation Rights--During the six months ended July 4, 2009, the Compensation Committee of the Board of Directors awarded 74,200 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and 5,222 SSARs awarded to nonemployee directors, which vest ratably over five years.  A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

The following table summarizes our SSARs as of July 4, 2009.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Stock-Settled	Number of	Award Date	Contractual	Compensation	Intrinsic
Stock Appreciation Rights	Rights	Value	Life	Cost	Value
Unvested, January 1, 2009	-	$-
Granted	79,422	2.82
Forfeited	-	-
Vested	-	-
Unvested, July 4, 2009	79,422	$2.82	4.5 years	$203	$1,303

Employee SSARs	74,200	$2.84	4.5 years	$190	$1,217
Nonemployee Director SSARs	5,222	$2.56	4.9 years	$13	$86

Compensation costs for stock appreciation rights is determined, under the provisions of FAS 123R, using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $21 for the six months ended July 4, 2009.  There was no expense for stock appreciation rights in 2008.

Performance-Based Restricted Stock Units--During March 2009, the Compensation Committee of the Board of Directors awarded 30,856 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of July 4, 2009.

			Weighted-
		Weighted-	Average
Unvested		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value
Unvested, January 1, 2009	123,980	$11.96
Granted	30,856	15.23
Forfeited	-	-
Vested	(9,396)	7.85
Unvested, July 4, 2009	145,440	$12.92	3.0 years	$1,116	$2,385

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Under the provisions of FAS 123R, compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $177 for the six months ended July 4, 2009 and $373 for the six months ended June 28, 2008.

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

General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 4, 2009.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
	Outstanding	Price	Life	Cost	Value
Outstanding, January 1, 2009	1,330,550	$8.63
Granted	-	-
Exercised	(62,203)	8.29
Forfeited	-	-
Outstanding, July 4, 2009	1,268,347	8.64	5.2 years	$10,967	$9,842

Exercisable, July 4, 2009	1,084,347	8.20	4.9 years		$8,892

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at July 4, 2009 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$6.75	762,879	4.4 years	$6.75	762,879	$6.75
11.25	428,800	6.9 years	11.25	244,800	11.25
	1,191,679	5.3 years	8.37	1,007,679	7.84
Director options:
$7.85 to $16.40	76,668	3.5 years	12.92	76,668	12.92
	1,268,347	5.2 years	8.64	1,084,347	8.20

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Components of pension cost

Service costs--increase in benefit obligation earned	$30	$452	$59	$903
Interest cost on projected benefit obligation	396	415	793	830
Expected return on plan assets	(371)	(562)	(742)	(1,123)
Amortization of net actuarial loss	210	10	420	20
Amortization of prior service cost	4	7	7	15
Amortization of transition asset	(17)	(17)	(34)	(34)
Net pension cost of defined-benefit pension plans	$252	$305	$503	$611

Because of the deterioration in the global stock and financial markets during 2008, the value of the pension plan assets was negatively affected. Given the lower plan asset values and anticipated negative cash flow and increased pension costs in 2009 and beyond, during the fourth quarter 2008, our Board of Directors approved an amendment to freeze the Employee Retirement Plan and the Restoration Plan, effective December 31, 2008 and implement enhanced benefits to our defined contribution saving plan—The Davey 401KSOP and ESOP—effective January 1, 2009.

Employer Contributions--Contributions of $66 were made to our defined-benefit pension plans during the six months ended July 4, 2009.  We expect, as of July 4, 2009, to make additional defined-benefit plan contributions totaling $52 before December 31, 2009.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

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

At December 31, 2008 we had unrecognized tax benefits of $1,910, of which $1,310 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $220. At July 4, 2009, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

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

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and adjustments to defined-benefit pension plans. The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Comprehensive Income
Net income	$8,939	$9,623	$6,902	$8,289
Other comprehensive income (loss)
Currency translation adjustments	1,130	105	881	(529)
Interest rate swaps, change in fair value	422	606	330	137
Defined benefit pension plans -- amortization of net
actuarial loss, prior service cost and transition asset	197	-	393	-
Other comprehensive income (loss), before income taxes	1,749	711	1,604	(392)
Income tax benefit (expense), related to items of other comprehensive income	(236)	(230)	(275)	(52)
Other comprehensive income (loss)	1,513	481	1,329	(444)

Comprehensive income	$10,452	$10,104	$8,231	$7,845

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

J.	Comprehensive Income (Loss) (continued)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined	Accumulated
	Currency	Interest	Benefit	Other
	Translation	Rate Swap	Pension	Comprehensive
	Adjustments	Contracts	Plans	Income/(Loss)
Balance at January 1, 2009	$(831)	$(1,057)	$(7,745)	$(9,633)
Unrealized gains	881	-	-	881
Unrealized gains in fair value	-	330	-	330
Unrecognized amounts from defined benefit pension plans	-	-	393	393
Tax effect	-	(125)	(150)	(275)
Net of tax amount	881	205	243	1,329

Balance at July 4, 2009	$50	$(852)	$(7,502)	$(8,304)

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

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Income available to common shareholders:
Net income	$8,939	$9,623	$6,902	$8,289

Weighted-average shares:
Basic:
Outstanding	14,600,149	14,432,714	14,571,201	14,496,580
Partially-paid share subscriptions	150,611	298,196	299,567	596,392
Basic weighted-average shares	14,750,760	14,730,910	14,870,768	15,092,972

Diluted:
Basic from above	14,750,760	14,730,910	14,870,768	15,092,972
Incremental shares from assumed:
Exercise of stock subscription purchase rights	314,450	298,506	314,450	298,506
Exercise of stock options	603,456	612,102	616,304	622,112
Diluted weighted-average shares	15,668,666	15,641,518	15,801,522	16,013,590

Net income per share
Basic	$.61	$.65	$.46	$.55

Diluted	$.57	$.62	$.44	$.52

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended July 4, 2009 follows:

Shares outstanding at December 31, 2008	14,518,044

Shares purchased	(791,779)
Shares sold	336,044
Stock subscription offering -- cash purchases	370,950
Options exercised	49,871
(34,914)

Shares outstanding at July 4, 2009	14,483,130

On July 4, 2009, we had 14,483,130 common shares outstanding, options exercisable to purchase 1,084,347 common shares, partially-paid subscriptions for 604,100 common shares and purchase rights outstanding for 495,864 common shares.

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
July 4, 2009
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

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated

Three Months Ended July 4, 2009
Revenues	$73,258	$70,774	$11,948	$-		$155,980
Income (loss) from operations	5,251	9,563	1,344	(656)	(a)	15,502
Interest expense				(654)		(654)
Interest income				6		6
Other income (expense), net				(480)		(480)
Income before income taxes						$14,374

Three Months Ended June 28, 2008
Revenues	$75,675	$71,302	$11,849	$-		$158,826
Income (loss) from operations	4,459	12,146	1,374	(814)	(a)	17,165
Interest expense				(924)		(924)
Interest income				66		66
Other income (expense), net				(480)		(480)
Income before income taxes						$15,827

Six Months Ended July 4, 2009
Revenues	$147,893	$114,768	$21,541	$-		$284,202
Income (loss) from operations	10,396	3,809	519	(1,132)	(a)	13,592
Interest expense				(1,250)		(1,250)
Interest income				12		12
Other income (expense), net				(975)		(975)
Income before income taxes						$11,379

Six Months Ended June 28, 2008
Revenues	$142,672	$111,626	$20,127	$-		$274,425
Income (loss) from operations	9,430	7,817	195	(1,217)	(a)	16,225
Interest expense				(1,619)		(1,619)
Interest income				146		146
Other income (expense), net				(1,118)		(1,118)
Income before income taxes						$13,634

(a) Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

M.	Financial Instruments and Fair Value Measurements

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

Our assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of FAS 157 at July 4, 2009, were as follows:

		Fair Value Measurements at July 4, 2009 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	July 4, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$7,823	$7,823	$-	$-

Liabilities:
Interest rate swaps, classified as accrued expenses	$1,375	$-	$1,375	$-
Deferred compensation	852	-	852	-

Financial Instruments--We adopted FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” effective July 4, 2009. The guidance requires fair value information for financial instruments in interim reporting periods as well as annual financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

M.	Financial Instruments and Fair Value Measurements (continued)

The fair values of our current assets and current liabilities approximate their reported carrying values because of their short-term nature.  The fair value of our assets invested for self-insurance, consisting of money market savings account deposits, approximates the carrying value and is classified as other assets, noncurrent.  Financial instruments classified as noncurrent liabilities and their carrying values and fair values are included in the following table.

	July 4, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Revolving credit facility, noncurrent	$58,250	$58,250	$55,450	$55,460

Term loans, noncurrent	4,488	4,467	4,737	4,703

Total	$62,738	$62,717	$60,187	$60,163

The carrying value of our revolving credit facility approximates fair value as the interest rates on the amounts outstanding are variable. The fair value of our term loans is determined based on expected future weighted average interest rates with the same remaining maturities.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2009
(Amounts in thousands, except share data)

M.	Financial Instruments and Fair Value Measurements (continued)

Interest Rate Swaps--As of July 4, 2009, we held interest rate swap contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2008 or 2009 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). No material amounts were recognized in the results of operations related to our interest rate swaps during 2008 or 2009.

We had two interest rate swaps with the notional value totaling $20,000 as of December 31, 2008 and, during the first quarter 2009, we entered into another interest rate swap, with the three interest rate swaps having a notional value totaling $30,000 as of July 4, 2009. The following summarizes the amount of the long-term debt hedged (which is the notional principal amount of the interest rate swaps), the percentage of long-term debt hedged and the gross fair value of the asset / (liability) position of the interest rate swaps.

	July 4,	December 31,
	2009	2008

Amount of long-term debt hedged	$30,000	$20,000

Percentage of long-term debt	48%	33%

Gross fair value asset/(liability) position, classified as accrued expenses	$(1,375)	$(1,704)

The following summarizes the amount of the gain recognized in other comprehensive income from the interest rate swaps for the six months ended July 4, 2009 and June 28, 2008.

	Six Months Ended
	July 4,	June 28,
	2009	2008
Derivatives in cash-flow hedging relationship

Interest rate swaps	$330	$137

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

	Three Months Ended			Six Months Ended
	July 4,	June 28,	Percentage	July 4,	June 28,	Percentage
	2009	2008	Change	2009	2008	Change

Revenues	100.0%	100.0%	(1.8)%	100.0%	100.0%	3.6%

Costs and expenses:
Operating	61.8	63.5	(4.3)	64.5	65.6	1.9
Selling	14.6	13.9	2.7	15.5	15.1	6.2
General and administrative	7.5	6.5	13.1	8.5	7.7	14.8
Depreciation and amortization	6.2	5.3	14.0	6.7	5.8	19.3
Gain on sale of assets, net	-	-	-	-	(.1)	nm

Income from operations	9.9	10.8	(9.7)	4.8	5.9	(16.2)

Other income (expense):
Interest expense	(.4)	(.6)	(29.2)	(.4)	(.6)	(22.8)
Interest income	-	.1	nm	-	.1	nm
Other, net	(.3)	(.3)	nm	(.4)	(.4)	(12.8)

Income before income taxes	9.2	10.0	(9.2)	4.0	5.0	(16.5)

Income taxes	3.5	3.9	(12.4)	1.6	2.0	(16.2)

Net income	5.7%	6.1%	(7.1)%	2.4%	3.0%	(16.7)%

nm--not meaningful

Index

Second Quarter--Three Months Ended July 4, 2009 Compared to Three Months Ended June 28, 2008

Our results of operations for the three months ended July 4, 2009 compared to the three months ended June 28, 2008 follows:

	Three Months Ended
	July 4,	June 28,
	2009	2008	Change	% Change

Revenues	$155,980	$158,826	$(2,846)	-1.8%

Costs and expenses:
Operating	96,455	100,815	(4,360)	(4.3)
Selling	22,761	22,155	606	2.7
General and administrative	11,735	10,376	1,359	13.1
Depreciation and amortization	9,600	8,423	1,177	14.0
Loss (gain) on sale of assets, net	(73)	(108)	35	nm
	140,478	141,661	(1,183)	(.8)

Income (loss) from operations	15,502	17,165	(1,663)	(9.7)

Other income (expense):
Interest expense	(654)	(924)	270	(29.2)
Interest income	6	66	(60)	nm
Other, net	(480)	(480)	-	-

Income before income taxes	14,374	15,827	(1,453)	(9.2)

Income tax	5,435	6,204	(769)	(12.4)

Net income	$8,939	$9,623	$(684)	(7.1%)

nm--not meaningful

Revenues--Revenues of $155,980 decreased $2,846 compared with $158,826 in the second quarter of 2008. Utility Services decreased $2,417 or 3.2% compared with the second quarter of 2008, the result of reductions in existing contract volume.  Residential and Commercial Services decreased $528 to $70,774 from the second quarter of 2008.  Revenues of $12,192 from a new business acquired in the second quarter of 2008 were offset by reductions in tree surgery and landscape services in all other residential and commercial operations due to lower customer demand which is being affected by current economic conditions.  Total consolidated revenue of $155,980 includes production incentive revenue, recognized under the completed-performance method, of $1,163 during the second quarter 2009 compared with $26 during the second quarter 2008.

Operating Expenses--Operating expenses of $96,455 decreased $4,360 compared with the second quarter of 2008 and, as a percentage of revenues, decreased 1.8% to 61.8%. Utility Services decreased $3,465 or 6.1% compared with the second quarter of 2008. Decreases occurred in labor, employee benefits expense, fuel expense and material and tools expense, associated with the decrease in revenues with increases occurring in equipment expense and subcontractor expense. Residential and Commercial Services decreased $1,418 or 3.9% compared with the second quarter 2008 and includes $5,598 of expenses related to the business acquired in the second quarter of 2008. The additional expenses from the acquired business were offset by cost reductions in all other residential and commercial operations. Decreases in material and tool expense, subcontractor expense and fuel expense were partially offset by increases in labor costs and equipment expense.

Index

Fuel costs declined during the second quarter 2009 as compared with fuel costs for the second quarter 2008 and impacted operating expenses within all segments.  During the second quarter 2009, fuel expense of $4,726 decreased $3,556, or 43%, from the $8,282 incurred in the second quarter 2008.

Selling Expenses--Selling expenses of $22,761 increased $606 over the second quarter of 2008 and as a percentage of revenues increased .7% to 14.6%. Utility Services experienced a decrease of $214 or 3.4% from the second quarter of 2008. Reductions in field management wages and incentive expense, vehicle expense, field management travel expense and employee development expenses were partially offset by increases in office rent and utilities expense and branch office wages. Residential and Commercial Services experienced an increase of $749 or 4.7% over the second quarter 2008 and includes $2,565 related to the business acquired in the second quarter of 2008. The increase in expense related to the acquired business was partially offset by reductions in costs among all other residential and commercial operations.  Increases occurred in field management wages and incentive expense, auto expense, branch office wages and office rent and utilities expense with decreases occurring in field management travel expenses and employee development expense.

General and Administrative Expenses--General and administrative expenses of $11,735 increased $1,359 from $10,376 in the second quarter of 2008. The increase of $1,359 is attributable to an increase in salary and incentive expense, professional service expense and office rent and maintenance expense, partially offset by reductions in travel expense, office supplies expense, stock-based compensation expense and pension expense. Excluding the business in June 2008, total general and administrative expenses for second quarter 2009 would have approximated $9,806 as compared with the second quarter 2008 of $10,376.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,600 increased $1,177 from $8,423 in the second quarter of 2008 and, as a percentage of revenues, increased .9% to 6.2%.  The increase is attributable to additional capital expenditures from the purchases of businesses and equipment in the first and second quarters of 2008.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $73 decreased $35 from $108 in the second quarter of 2008.  The decrease is the result of fewer units being disposed in the second quarter of 2009 as compared with the second quarter of 2008.

Interest Expense--Interest expense of $654 decreased $270 from the $924 incurred in the second quarter of 2008. The decrease is attributable to lower interest rates on bank borrowings and lower average debt levels during the second quarter 2009 as compared to the second quarter 2008.

Other, Net--Other, net, of $480 remained level as compared to the second quarter of 2008, and consisted of nonoperating income and expense, primarily foreign currency gains and losses on the intercompany account balances of our Canadian operations.

Income Taxes-- Income tax for the second quarter 2009 was $5,435, as compared to $6,204 for the second quarter of 2008.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2009 annual effective tax rate is estimated to be 38.3%. Our annual effective tax rate for 2008 was 40.1%.

Net Income--Net income for the second quarter of $8,939 was $684 less than the $9,623 experienced in the second quarter of 2008.

Index

First Half--Six Months Ended July 4, 2009 Compared to Six Months Ended June 28, 2008

Our results of operations for the six months ended July 4, 2009 compared to the six months ended June 28, 2008 follows:

	Six Months Ended
	July 4,	June 28,
	2009	2008	Change	% Change

Revenues	$284,202	$274,425	$9,777	3.6%

Costs and expenses:
Operating	183,553	180,136	3,417	1.9
Selling	43,976	41,417	2,559	6.2
General and administrative	24,205	21,077	3,128	14.8
Depreciation and amortization	18,965	15,899	3,066	19.3
Gain on sale of assets, net	(89)	(329)	240	nm
	270,610	258,200	12,410	4.8

Income from operations	13,592	16,225	(2,633)	(16.2)

Other income (expense):
Interest expense	(1,250)	(1,619)	369	(22.8)
Interest income	12	146	(134)	nm
Other, net	(975)	(1,118)	143	(12.8)

Income before income taxes	11,379	13,634	(2,255)	(16.5)

Income tax benefits	4,477	5,345	(867)	(16.2)

Net income	$6,902	$8,289	$(1,388)	(16.7)%

nm--not meaningful

Revenues--Revenues of $284,202 increased $9,777 compared with $274,425 in the first half of 2008. Utility Services increased $5,221 or 3.7% compared with the first half of 2008.  Additional revenues of $8,486 from a business acquired in March 2008, and increases in our Canadian operations were partially offset by reduced revenue from all other utility operations, the result of reductions in existing contract volume.  Residential and Commercial Services increased $3,142 to $114,768 from the first half of 2008.  Revenues of $19,360 from a new business acquired in the second quarter of 2008 were partially offset by reductions in tree surgery and landscape services in all other residential and commercial operations due to lower customer demand which is being affected by current economic conditions.  Total consolidated revenue of $284,202 includes production incentive revenue, recognized under the completed-performance method, of $5,222 during the first half 2009 compared with $3,622 during the first half 2008.

Operating Expenses--Operating expenses of $183,553 increased $3,417 compared with the first half of 2008 and, as a percentage of revenues, decreased 1.1% to 64.5%. Utility Services increased $2,873 or 2.7% compared with the first half of 2008. Increases occurred in labor, employee benefits expense, and subcontractor expense associated with the increase in revenues with decreases occurring in equipment expense, fuel expense and material and tools expense. Residential and Commercial Services decreased $686 or 1.1% compared with the first half 2008 and includes $9,720 of expenses related to the business acquired in the second quarter of 2008. The additional acquisition expenses were offset by cost reductions in all other residential and commercial operations.  Increased labor costs as a result of increased revenues, were offset by decreased subcontractor expense, material expense, equipment expense, rented equipment and fuel expense.

Index

Fuel costs declined during the first half of 2009 as compared with fuel costs for the first half of 2008 and impacted operating expenses within all segments. During the first half of 2009, fuel expense of $9,080 decreased $4,678, or 34%, from the $13,758 incurred in the first half of 2008.

Selling Expenses--Selling expenses of $43,976 increased $2,559 over the first half of 2008 and as a percentage of revenues increased .4% to 15.5%. Utility Services experienced a decrease of $247 or 2.0% from the first half of 2008. Reductions occurred in field management wages and incentive expense, vehicle expense, relocation expense, communication expense and employee development expenses with increases occurring in travel expense, office rent and utilities expense. Residential and Commercial Services experienced an increase of $2,283 or 8.0% over the first half of 2008 and include $5,023 related to the business acquired in the second quarter of 2008. The increase in expense related to the acquired business was partially offset by reductions in costs among all other residential and commercial operations.  Increases occurred in field management wages and incentive expense, auto expense, marketing expense and office rent and utilities expense with decreases occurring in field management travel expenses and employee development expense.

General and Administrative Expenses--General and administrative expenses of $24,205 increased $3,128 from $21,077 in the first half of 2008. The increase is attributable to an increase in salary and incentive expense, professional service expense and office rent and maintenance expense, partially offset by reductions in stock-based compensation expense, travel expense and pension expense. Excluding the business acquired in June 2008, total general and administrative expenses for the first half 2009 would have approximated $20,188 as compared with the first half 2008 of $21,077.

Depreciation and Amortization Expense--Depreciation and amortization expense of $18,965 increased $3,066 from $15,899 in the first half of 2008 and, as a percentage of revenues, increased .9% to 6.7%.  The increase is attributable to additional capital expenditures from the purchases of businesses and equipment in the first and second quarters of 2008.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $89 decreased $240 from $329 in the first half of 2008.  The decrease is the result of fewer units being disposed in addition to a change in the mix of equipment disposed of in the first half of 2009 as compared to the first half of 2008.  Gain on the sale of assets in the first half of 2008 included the sale of aerial trucks, while none were disposed of in the first half of 2009.

Interest Expense--Interest expense of $1,250 decreased $369 from the $1,619 incurred in the first half of 2008. The decrease is attributable to lower interest rates on bank borrowings during the first half 2009 as compared to the first half 2008, although bank borrowings for the first half of 2009 exceeded those during the first half 2008. Bank borrowings during the first quarter 2009 exceeded bank borrowings during the first quarter 2008 while bank borrowings during the second quarter 2009 were less than bank borrowings during the second quarter 2008.

Other, Net--Other, net, of $975 decreased $143 from the $1,118 in the first half of 2008, and consisted of nonoperating income and expense. The fluctuation was primarily due to a reduction in foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes-- Income tax for the first half 2009 was $4,477, as compared to $5,345 for the first half of 2008.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2009 annual effective tax rate is estimated to be 38.3%, adjusted during the first half for discrete expense approximating $176. Our annual effective tax rate for 2008 was 40.1%.

Net Income--Net income of $6,902 was $1,387 less than the $8,289 experienced in the first half of 2008.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2009 and June 28, 2008, are summarized as follows:

	2009	2008
Cash provided by (used in):
Operating activities	$22,085	$2,556
Investing activities	(13,628)	(38,697)
Financing activites	(9,689)	36,540
Decrease in cash	$(1,232)	$399

Cash Provided by Operating Activities--Cash provided by operating activities for the first six months of 2009 was $19,529 more than the $2,556 provided in the first six months of 2008. The increase was primarily attributable to $17,499 less cash used for operating assets and liabilities and an increase in depreciation and amortization of $3,066.

Overall, accounts receivable dollars increased $2,434 during the first six months of 2009, as compared to the $24,008 increase experienced in the first six months of 2008. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of the first six months of 2009 decreased nine days to 49 days, as compared to the end of the first six months of 2008. The DSO at June 28, 2008 was 58 days.

Operating liabilities decreased $4,116 in the first six months of 2009, $7,472 more than the $3,356 increase in the first six months of 2008. Accounts payable and accrued expenses decreased $8,177 during the first six months of 2009 as compared with a decrease of $1,171 for the first six months of 2008. Decreases in employee compensation, trade payables, 401KSOP liabilities and professional services were partially offset by increases in self-insured medical claims, compensated-absence accruals and tax liabilities. Self-insurance accruals increased $4,061 in the first six months of 2009, $466 less than the increase of $4,527 experienced in the first six months of 2008. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net, decreased $1,391 in the first six months of 2009, $3,397 more than the $2,006 increase for the first six months of 2008.  The decrease is attributable to decreases in prepaid expenses related to insurance coverage and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2009 was $13,628, or $25,069 less than the $38,697 used during the first six months of 2008. The decrease was a result of reductions in capital expenditures for equipment, land and buildings as well as purchases of businesses.

Cash Provided by Financing Activities--Cash used by financing activities of $9,689 increased $46,229 during the first six months of 2009 as compared with the $36,540 of cash provided during the first six months of 2008. Borrowings under our revolving credit facility were $43,200 less in the first six months of 2009 compared with the first six months of 2008. We use the credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Treasury share transactions (purchases and sales) used $1,627 more than the $6,081 used in the first six months of 2008. Dividends paid of $1,289 decreased $67, as compared with $1,356 paid in the first six months of 2008.

Index

Debt Issued in Connection with Our Investments in Businesses--Debt issued in connection with our investments in one business during the first six months of 2009 totaled $750.  During the first six months of 2008, we issued $5,639 of debt in connection with our investments in businesses.

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

As of July 4, 2009, our unused commitments under the facility approximated $40,824, with $118,176 committed, consisting of borrowings of $59,250 and issued letters of credit of $58,926.  Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission (“SEC”) Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at July 4, 2009, to make future payments for the periods indicated.

		Six
		Months Ending
		December 31,	Year Ending December 31,
Description	Total	2009	2010	2011	2012	2013	Thereafter

Revolving credit facility	$59,250	$500	$1,000	$55,000	$1,000	$1,000	$750
Term loans	8,984	1,584	3,107	2,702	730	480	381
Capital lease obligations	518	354	164	-	-	-	-
Operating lease obligations	11,893	2,530	3,804	2,394	1,346	910	909
Self-insurance accruals	61,080	11,977	17,842	12,724	6,991	3,188	8,358
Purchase obligations	1,720	1,720	-	-	-	-	-
Other liabilities	10,836	3,109	414	598	524	341	5,850
	$154,281	$21,774	$26,331	$73,418	$10,591	$5,919	$16,248

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of July 4, 2009. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of July 4, 2009, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of July 4, 2009, we were contingently liable for letters of credit in the amount of $61,181, of which $58,926 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Index

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2009 through 2011.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At July 4, 2009, we had working capital of $32,483, short-term lines of credit approximating $11,229 and $40,824 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans, borrowing needs and to complete business acquisitions for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

FAS No. 165--We adopted Financial Accounting Standards Board (“FASB”) Statement No. 165, “Subsequent Events,” (“FAS 165”) effective July 4, 2009. FAS 165 sets forth principles and requirements for subsequent events; specifically: (a) the period after the balance-sheet date during which management shall evaluate events and transactions that may occur for potential recognition or presentation in the financial statements; (b) circumstances under which events or transactions occuring after the balance-sheet date are recognized; and, (c) information presented in the financial statements about events or transactions that occurred after the balance-sheet date. As indicated above, we evaluated subsequent events through the date of financial statement issuance. The adoption of FAS 165 did not affect our financial position, results of operations or cash flows.

FAS No. 161--We adopted FASB Statement No.161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133” (“FAS 161”) effective January 1, 2009. FAS 161 requires entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The reporting requirements of FAS 161, applied prospectively, are included in Note M, “Financial Instruments and Fair Value Measurements.”

FSP FAS No. 107-1 and APB Opinion No. 28-1--We adopted FASB Staff Position FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS No. 107-1 and APB 28-1”) effective July 4, 2009, which requires information about the fair value of financial instruments in interim reporting periods as well as annual financial statements. The required information is included in Note M, “Financial Instruments and Fair Value Measurements.”  The adoption of FSP FAS No. 107-1 and APB 28-1 did not affect our financial position, results of operations or cash flows.

Index

FAS No. 141R--FASB Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), replaced FAS No. 141, “Business Combinations.” FAS 141R retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141R changed the method of applying the acquisition method in a number of significant aspects. FAS 141R became effective in the first quarter 2009 and did not have a material impact on our condensed consolidated financial statements.

FSP FAS No. 142-3--FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 adopted prospectively for intangibles acquired on or after January 1, 2009, did not have a material effect on our financial position, results of operations or cash flows.

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

FAS No. 168--In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of GAAP” (“FAS 168”), which replaces FAS No. 162, “The Hierarchy of GAAP,” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. FAS 168 is effective for reporting periods ending after September 15, 2009. As FAS 168 is not intended to change or alter existing GAAP, it will not affect our financial position, results of operations or cash flows.

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

Index

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

Index

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the six months ended July 4, 2009, there have been no material changes in the reported market risks previously presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of July 4, 2009 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended July 4, 2009, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2009

January 1 to January 31	-	-	n/a	n/a
February 1 to February 28	-	-	n/a	n/a
March 1 to April 4	130,468	$16.40	n/a	n/a

Total First Quarter	130,468	16.40

April 5 to May 2	229,590	16.40	n/a	n/a
May 3 to May 30	160,972	16.40	n/a	n/a
May 31 to July 4	270,749	16.40	n/a	n/a

Total Second Quarter	661,311	16.40

Total Year to Date	791,779	16.40

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

Index

Item 4.	Submission of Matters to a Vote of Security Holders

	An annual meeting of shareholders was held on May 19, 2009. The following sets forth the actions considered and the results of the voting:

	Election of Directors Nominees for director for the term expiring on the date of the annual meeting in 2012 -- All elected.	Number of Shares
		For	Withheld	Nonvotes

	Robert A. Stefanko	12,195,716	75,137	3,356,040
	Karl J. Warnke	12,001,261	269,592	3,356,040

Directors whose terms in office as directors continued after the annual meeting of shareholders were R. Douglas Cowan, J. Dawson Cunningham, William J. Ginn, Douglas K. Hall, Sandra W. Harbrecht and John E. Warfel.

Item 6.	Exhibits.

	See Exhibit Index page, below.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: August 4, 2009		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: August 4, 2009	By:	/s/ Nicholas R. Sucic
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