Form 10-Q
period 2009-10-03
DAVEY TREE EXPERT CO
filed 2009-11-04
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

There were 14,686,399 Common Shares, $1.00 par value, outstanding (after stock split) as of October 30, 2009.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 3, 2009

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	October 3,	December 31,
	2009	2008
Assets
Current assets:
Cash	$1,823	$3,363
Accounts receivable, net	81,157	81,751
Operating supplies	5,354	5,520
Prepaid expenses	8,396	5,391
Other current assets	9,851	15,287
Total current assets	106,581	111,312

Property and equipment	398,892	385,576
Less accumulated depreciation	266,412	244,563
	132,480	141,013

Other assets	15,109	12,026
Identified intangible assets and goodwill, net	26,410	26,651
	$280,580	$291,002

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$21,820	$29,869
Accrued expenses	27,503	29,171
Other current liabilities	28,397	31,469
Total current liabilities	77,720	90,509

Long-term debt	48,881	60,187
Self-insurance accruals	45,260	34,950
Other noncurrent liabilities	10,721	10,573
	182,582	196,219
Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	30	4,848
Common shares subscribed, unissued	1,424	5,850
Retained earnings	163,398	153,464
Accumulated other comprehensive loss	(6,944)	(9,633)
	179,365	175,986

Less: Cost of Common shares held in treasury; 6,621 shares at October 3, 2009 and 6,939 shares at December 31, 2008	81,290	80,356
Common shares subscription receivable	77	847

	97,998	94,783
	$280,580	$291,002
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Revenues	$149,272	$173,559	$433,474	$447,984

Costs and expenses:
Operating	95,790	110,437	279,343	290,573
Selling	23,268	27,409	67,244	68,826
General and administrative	11,338	12,930	35,543	34,007
Depreciation and amortization	9,413	10,124	28,378	26,023
Gain on sale of assets, net	(16)	(113)	(105)	(442)
	139,793	160,787	410,403	418,987

Income from operations	9,479	12,772	23,071	28,997

Other income (expense):
Interest expense	(587)	(980)	(1,837)	(2,599)
Interest income	10	60	22	206
Other, net	(634)	(878)	(1,609)	(1,996)

Income before income taxes	8,268	10,974	19,647	24,608

Income taxes	3,303	4,080	7,780	9,425

Net income	$4,965	$6,894	$11,867	$15,183

Net income per share:
Basic	$.33	$.44	$.80	$.98
Diluted	$.32	$.42	$.76	$.92

Weighted average shares outstanding:
Basic	14,898	15,525	14,839	15,558
Diluted	15,565	16,603	15,681	16,531

Dividends declared per share	$.043	$.043	$.128	$.128

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Operating activities
Net income	$11,867	$15,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,378	26,023
Other	1,901	794
Changes in operating assets and liabilities:
Accounts receivable	594	(26,483)
Operating liabilities	(3,350)	7,217
Other	(1,456)	(5,146)
	26,067	2,405

Net cash provided by operating activities	37,934	17,588

Investing activities
Capital expenditures:
Equipment	(16,353)	(28,549)
Land and buildings	(311)	(751)
Purchases of businesses	(708)	(15,718)
Other	336	713
Net cash used in investing activities	(17,036)	(44,305)

Financing activities
Revolving credit facility proceeds, net	(10,950)	34,150
Purchase of common shares for treasury	(16,123)	(12,135)
Sale of common shares from treasury	6,968	5,230
Dividends	(1,933)	(2,050)
Other	(400)	384
Net cash (used in) provided by financing activities	(22,438)	25,579

Decrease in cash	(1,540)	(1,138)
Cash, beginning of period	3,363	1,819
Cash, end of period	$1,823	$681

Supplemental cash flow information follows:
Interest paid	$1,944	$2,362
Income taxes paid	5,706	9,829

Detail of acquisitions:
Assets acquired:
Cash	$-	$55
Receivables	-	8,366
Operating supplies	-	1,090
Prepaid expenses	-	339
Equipment	653	27,062
Deposits and other	-	742
Intangibles	847	21,098
Liabilities assumed	(42)	(22,648)
Debt issued for purchases of businesses	(750)	(5,639)
Common shares issued for purchase of business	-	(14,692)
Cash paid	$708	$15,773

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
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

Evaluation of Subsequent Events--We evaluated subsequent events and transactions for potential recognition and presentation in the financial statements through the date the financial statements are being issued, November 4, 2009.

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

New Accounting Standards Updates in the Nine Months Ended October 3, 2009

FASB ASC Topic 105, Generally Accepted Accounting Principles--In June 2009, the Financial Accounting Standards Board (the “FASB”) issued its final Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 established the Accounting Standards Codification (the “Codification” or “FASB ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 established two levels of U.S. GAAP – authoritative and nonauthoritative – and was incorporated into the Codification at FASB ASC Topic 105, “Generally Accepted Accounting Principles.”

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 5, 2009.  As the Codification was not intended to change or alter existing U.S. GAAP, it did not affect our financial position, results of operations or cash flows.

The Codification simplifies user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into a single source arranged by topic within a consistent structure. Following FAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the description of Accounting Standards Updates that follows, references relate to Codification Topics and their descriptive titles, as appropriate.

FASB ASC Topic 855, Subsequent Events--We adopted FASB ASC 855, “Subsequent Events,” effective July 4, 2009. FASB ASC 855 sets forth principles and requirements for subsequent events; specifically: (a) the period after the balance-sheet date during which management shall evaluate events and transactions that may occur for potential recognition or presentation in the financial statements; (b) circumstances under which events or transactions occuring after the balance-sheet date are recognized; and, (c) information presented in the financial statements about events or transactions that occurred after the balance-sheet date. As indicated above, we evaluated subsequent events through the date of financial statement issuance. The adoption of FASB ASC 855 did not affect our financial position, results of operations or cash flows.

FASB ASC Topic 815, Derivatives and Hedging Activities--In March 2008, the FASB issued new guidance, which is now a part of FASB ASC 815, “Derivatives and Hedging Activities,” requiring entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the new guidance effective January 1, 2009. The reporting requirements, applied prospectively, are included in Note M, “Financial Instruments and Fair Value Measurements.”

FASB ASC Topic 825, Financial Instruments--We adopted the revisions to U.S. GAAP included in FASB ASC Topic 825, “Financial Instruments,” effective July 4, 2009, which requires information about the fair value of financial instruments in interim reporting periods as well as annual financial statements. The required information is included in Note M, “Financial Instruments and Fair Value Measurements.”  The adoption of the revised guidance in FASB ASC Topic 825 did not affect our financial position, results of operations or cash flows.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

FASB ASC Topic 805, Business Combinations--We adopted the revisions to FASB ASC Topic 805, “Business Combinations,” in the first quarter 2009. The revisions retain the previous underlying concepts in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but the revisions changed the method of applying the acquisition method in a number of significant aspects. The adoption of the revised guidance in FASB Topic 805 did not have a material impact on our condensed consolidated financial statements.

FASB ASC Topic 350, Intangibles—Goodwill and Other--The revised guidance to FASB ASC Topic 350, “Intangibles—Goodwill and Other,” amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The revised guidance was effective prospectively for intangibles acquired on or after January 1, 2009 and did not have a material effect on our financial position, results of operations or cash flows.

New Accounting Standards Update Not Yet Effective

FASB ASC 715, Compensation—Retirement Benefits--In December 2008, the FASB issued new guidance requiring enhanced information about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced information required is intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (referred to as Level 3 inputs) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The new guidance, which is now part of FASB ASC 715, is effective for us as of our year end December 31, 2009.

B.	Seasonality of Business

Due to the seasonality of our business, our operating results for the nine months ended October 3, 2009 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2009. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Business Combinations

We made an investment in one business during the nine months ended October 3, 2009 for an aggregate purchase price of $1,458, including cash payment of $708 and debt issued of $750. Additional consideration for this acquisition is contingent upon continued employment, which is expensed as compensation over the employment period and not included in the purchase price.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
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

The results of operations of the acquired business have been included in our consolidated results of operations from the acquisition-date forward. The effect of this acquisition on consolidated revenues and the results of operations for the nine months ended October 3, 2009 was not significant.

D.	Accounts Receivable, Net

Our accounts receivable, net, consisted of the following:

	October 3,	December 31,
	2009	2008

Accounts receivable	$70,862	$76,328
Receivables under contractual arrangements	12,326	7,858

	83,188	84,186
Less allowances for doubtful accounts	2,031	2,435
	$81,157	$81,751

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

E.	Identified Intangible Assets and Goodwill, Net

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	October 3, 2009		December 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$9,177	$7,590	$8,971	$7,121
Employment-related	4,874	3,173	4,796	2,744
Tradenames	3,957	1,568	3,785	1,208

Amortized intangible assets	$18,008	$12,331	$17,552	$11,073

Less accumulated amortization	12,331		11,073

Identified intangibles, net	5,677		6,479

Unamortized intangible assets:
Goodwill Not amortized	20,733		20,172

	$26,410		$26,651

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

F.	Long-Term Debt

Our long-term debt consisted of the following:

	October 3,	December 31,
	2009	2008
Revolving credit facility
Prime rate borrowings	$4,500	$3,700
LIBOR borrowings	36,000	47,000
Term loan	5,000	5,750
	45,500	56,450
Term loans	12,752	11,101
	58,252	67,551
Less current portion	9,371	7,364
	$48,881	$60,187

Revolving Credit Facility--We have a $159,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $159,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.  The $5,000 term loan included in the credit facility requires quarterly principal installments of $250, plus interest, and was a $7,000 seven-year term loan when entered into in November 2007.

As of October 3, 2009, we had unused commitments under the facility approximating $54,574, with $104,426 committed, consisting of borrowings of $45,500 (including the $5,000 term loan) and issued letters of credit of $58,926.  Borrowings outstanding bear interest, at Davey Tree’s option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to ..19% is also required based on the average daily unborrowed commitment.

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
October 3, 2009
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Compensation expense, all share-based payment plans	$272	$252	$802	$927

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $275 being recognized for the nine months ended October 3, 2009 and $236 for the nine months ended September 27, 2008.

Stock Option Plans--On January 1, 2006—when accounting standards regarding stock compensation changed—and through the end of the third quarter, October 3, 2009, we have granted 528,668 stock option awards. The stock option awards were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. The stock options were awarded under a graded vesting schedule and the stock options have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation expense for stock options was $223 for the nine months ended October 3, 2009 and $244 for the nine months ended September 27, 2008.

Stock-Settled Stock Appreciation Rights--During the nine months ended October 3, 2009, the Compensation Committee of the Board of Directors awarded 74,200 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and 5,222 SSARs awarded to nonemployee directors, which vest ratably over five years.  A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

The following table summarizes our SSARs as of October 3, 2009.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Stock-Settled	Number of	Award Date	Contractual	Compensation	Intrinsic
Stock Appreciation Rights	Rights	Value	Life	Cost	Value
Unvested, January 1, 2009	-	$-
Granted	79,422	2.82
Forfeited	-	-
Vested	-	-
Unvested, October 3, 2009	79,422	$2.82	4.3 years	$192	$1,271

Employee SSARs	74,200	$2.84	4.3 years	$179	$1,187
Nonemployee Director SSARs	5,222	$2.56	4.7 years	$13	$84

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $33 for the nine months ended October 3, 2009.  There was no expense for stock appreciation rights in 2008.

Performance-Based Restricted Stock Units--During March 2009, the Compensation Committee of the Board of Directors awarded 30,856 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of October 3, 2009.

			Weighted-
		Weighted-	Average
Unvested		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value
Unvested, January 1, 2009	123,980	$11.96
Granted	30,856	15.23
Forfeited	-	-
Vested	(9,396)	7.85
Unvested, October 3, 2009	145,440	$12.92	2.7 years	$1,022	$2,327

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $271 for the nine months ended October 3, 2009 and $447 for the nine months ended September 27, 2008.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

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

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended October 3, 2009.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
	Outstanding	Price	Life	Cost	Value
Outstanding, January 1, 2009	1,330,550	$8.63
Granted	-	-
Exercised	(116,599)	7.88
Forfeited	-	-
Outstanding, October 3, 2009	1,213,951	8.70	5.0 years	$10,564	$8,862

Exercisable, October 3, 2009	1,029,951	8.24	4.7 years		$7,992

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at October 3, 2009 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$6.75	716,483	4.2 years	$6.75	716,483	$6.75
11.25	428,800	6.7 years	11.25	244,800	11.25
	1,145,283	5.1 years	8.43	961,283	7.90
Director options:
$7.85 to $16.40	68,668	3.4 years	13.11	68,668	13.11
	1,213,951	5.0 years	8.70	1,029,951	8.24

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Components of pension cost

Service costs--increase in benefit obligation earned	$29	$452	$88	$1,355
Interest cost on projected benefit obligation	397	415	1,190	1,245
Expected return on plan assets	(371)	(561)	(1,113)	(1,684)
Amortization of net actuarial loss	210	10	630	30
Amortization of prior service cost	3	8	10	23
Amortization of transition asset	(18)	(18)	(52)	(52)
Net pension cost of defined-benefit pension plans	$250	$306	$753	$917

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

Employer Contributions--Contributions of $108 were made to our defined-benefit pension plans during the nine months ended October 3, 2009.  We expect, as of October 3, 2009, to make additional defined-benefit plan contributions totaling $33 before December 31, 2009.

I.	Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2009 annual effective tax rate is estimated to be 39.6%.  Our annual effective tax rate for 2008 was 40.1%.

At December 31, 2008 we had unrecognized tax benefits of $1,910, of which $1,310 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $220. At October 3, 2009, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

We do not anticipate that total unrecognized tax benefits will change significantly in the next 12 months, based on tax years open to examination.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

J.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and adjustments to defined-benefit pension plans. The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Comprehensive Income
Net income	$4,965	$6,894	$11,867	$15,183
Other comprehensive income (loss)
Currency translation adjustments	1,058	(410)	2,188	(939)
Interest rate swaps, change in fair value	(201)	(29)	221	108
Defined benefit pension plans -- amortization of net
actuarial loss, prior service cost and transition asset	391	-	588	-
Other comprehensive income (loss), before income taxes	1,248	(439)	2,997	(831)
Income tax benefit (expense), related to items of other comprehensive income	(72)	11	(308)	(41)
Other comprehensive income (loss)	1,176	(428)	2,689	(872)

Comprehensive income	$6,141	$6,466	$14,556	$14,311

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined	Accumulated
	Currency	Interest	Benefit	Other
	Translation	Rate Swap	Pension	Comprehensive
	Adjustments	Contracts	Plans	Income/(Loss)
Balance at January 1, 2009	$(831)	$(1,057)	$(7,745)	$(9,633)
Unrealized gains	2,188	-	-	2,188
Unrealized gains in fair value	-	221	-	221
Unrecognized amounts from defined benefit pension plans	-	-	588	588
Tax effect	-	(84)	(224)	(308)
Net of tax amount	2,188	137	364	2,689

Balance at October 3, 2009	$1,357	$(920)	$(7,381)	$(6,944)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
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

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Income available to common shareholders:
Net income	$4,965	$6,894	$11,867	$15,183

Weighted-average shares:
Basic:
Outstanding	14,837,934	15,254,261	14,661,089	14,750,984
Partially-paid share subscriptions	59,836	270,846	177,556	806,650
Basic weighted-average shares	14,897,770	15,525,107	14,838,645	15,557,634

Diluted:
Basic from above	14,897,770	15,525,107	14,838,645	15,557,634
Incremental shares from assumed:
Exercise of stock subscription purchase rights	104,190	335,925	243,593	311,070
Exercise of stock options	562,849	742,440	598,290	662,514
Diluted weighted-average shares	15,564,809	16,603,472	15,680,528	16,531,218

Net income per share
Basic	$.33	$.44	$.80	$.98

Diluted	$.32	$.42	$.76	$.92

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended October 3, 2009 follows:

Shares outstanding at December 31, 2008	14,518,044

Shares purchased	(987,916)
Shares sold	464,148
Stock subscription offering -- cash purchases	737,658
Options exercised	104,267
318,157

Shares outstanding at October 3, 2009	14,836,201

On October 3, 2009, we had 14,836,201 common shares outstanding, options exercisable to purchase 1,029,951 common shares and partially-paid subscriptions for 237,392 common shares. As at October 3, 2009, the stock subscription purchase rights referred to below were either exercised or, if unexercised, expired in August 2009.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)

The partially-paid share subscriptions relate to common shares purchased at $6.00 per share (after the October 2008 two-for-one stock split of our common shares), in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven-year promissory note for the balance due, with interest at 4.75% per year.  Promissory note payments, of both principal and interest, are made by annual lump-sum payment or payroll deduction, either monthly or biweekly. The promissory notes are expected to be paid-in-full during the first quarter 2010 for stock subscription financing payments made by biweekly payroll deduction. All other promissory notes have been paid or, in a few instances, canceled. The promissory notes outstanding are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

Stock subscription purchase rights were granted to employees (excluding directors, officers and certain operations management) to purchase one additional common share at the price of $6.00 per share for every two common shares purchased in connection with the stock subscription offering completed in August 2002. Each right was exercisable at the rate of one-seventh per year and all stock subscription rights were either exercised or, if unexercised, expired in August 2009.

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

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in the 2008 Annual Report.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated
Three Months Ended October 3, 2009
Revenues	$75,091	$65,120	$9,061	$-		$149,272
Income (loss) from operations	3,956	5,741	658	(876)	(a)	9,479
Interest expense				(587)		(587)
Interest income				10		10
Other income (expense), net				(634)		(634)
Income before income taxes						$8,268

Segment assets, total	119,712	101,537	11,920	47,411		280,580

Three Months Ended September 27, 2008
Revenues	$86,913	$77,368	$9,278	$-		$173,559
Income (loss) from operations	6,572	6,842	394	(1,036)	(a)	12,772
Interest expense				(980)		(980)
Interest income				60		60
Other income (expense), net				(878)		(878)
Income before income taxes						$10,974

Segment assets, total	$138,032	116,833	$13,499	$53,735		$322,099

Nine Months Ended October 3, 2009
Revenues	$222,984	$179,888	$30,602	$-		$433,474
Income (loss) from operations	14,352	9,550	1,177	(2,008)	(a)	23,071
Interest expense				(1,837)		(1,837)
Interest income				22		22
Other income (expense), net				(1,609)		(1,609)
Income before income taxes						$19,647

Segment assets, total	119,712	101,537	11,920	47,411		280,580

Nine Months Ended September 27, 2008
Revenues	$229,585	$188,994	$29,405	$-		$447,984
Income (loss) from operations	16,002	14,659	589	(2,253)	(a)	28,997
Interest expense				(2,599)		(2,599)
Interest income				206		206
Other income (expense), net				(1,996)		(1,996)
Income before income taxes						$24,608

Segment assets, total	138,032	116,833	13,499	53,735		322,099

(a) Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
(Amounts in thousands, except share data)

M.	Financial Instruments and Fair Value Measurements

On January 1, 2009, we fully adopted as required, FASB ASC Topic 820, “Fair Value Measurements,” which had no effect on our financial position, results of operations or cash flows.

Valuation Hierarchy--FASB ASC Topic 820 establishes a valuation hierarchy for presentation of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of FASB ASC Topic 820 at October 3, 2009, were as follows:

		Fair Value Measurements at October 3, 2009 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	October 3, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$8,770	$8,770	$-	$-

Liabilities:
Interest rate swaps, classified as accrued expenses	$1,483	$-	$1,483	$-
Deferred compensation	761	-	761	-

Financial Instruments--We adopted the revisions to FASB ASC Topic 825, “Financial Instruments,” effective July 4, 2009, which requires fair value information for financial instruments in interim reporting periods as well as annual financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2009
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

	October 3, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Revolving credit facility, noncurrent	$44,500	$44,500	$55,450	$55,450
Term loans, noncurrent	4,381	4,365	4,737	4,703

Total	$48,881	$48,865	$60,187	$60,153

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
October 3, 2009
(Amounts in thousands, except share data)

M.	Financial Instruments and Fair Value Measurements (continued)

Interest Rate Swaps--As of October 3, 2009, we held interest rate swap contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2008 or 2009 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). No material amounts were recognized in the results of operations related to our interest rate swaps during 2008 or 2009.

We had two interest rate swaps with the notional value totaling $20,000 as of December 31, 2008 and, during the first quarter 2009, we entered into another interest rate swap, with the three interest rate swaps having a notional value totaling $30,000 as of October 3, 2009. The following summarizes the amount of the long-term debt hedged (which is the notional principal amount of the interest rate swaps), the percentage of long-term debt hedged and the gross fair value of the asset / (liability) position of the interest rate swaps.

	October 3,	December 31,
	2009	2008

Amount of long-term debt hedged	$30,000	$20,000

Percentage of long-term debt	61%	33%

Gross fair value asset/(liability) position, classified as accrued expenses	$(1,483)	$(1,704)

The following summarizes the amount of the gain recognized in other comprehensive income from the interest rate swaps for the nine months ended October 3, 2009 and September 27, 2008.

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Derivatives in cash-flow hedging relationship

Interest rate swaps	$221	$108

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

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	Percentage	October 3,	September 27,	Percentage
	2009	2008	Change	2009	2008	Change

Revenues	100.0%	100.0%	(14.0%)	100.0%	100.0%	(3.2%)

Costs and expenses:
Operating	64.2	63.7	(13.3)	64.4	64.8	(3.9)
Selling	15.6	15.8	(15.1)	15.5	15.4	(2.3)
General and administrative	7.6	7.4	(12.3)	8.2	7.6	4.5
Depreciation and amortization	6.3	5.8	(7.0)	6.6	5.8	9.0
Gain on sale of assets, net	-	(.1)	nm	-	(.1)	nm

Income from operations	6.3	7.4	(25.8)	5.3	6.5	(20.4)

Other income (expense):
Interest expense	(.4)	(.6)	(40.1)	(.4)	(.6)	(29.3)
Interest income	-	-	nm	-	-	nm
Other, net	(.4)	(.5)	nm	(.5)	(.4)	nm

Income before income taxes	5.5	6.3	(24.7)	4.4	5.5	(20.2)

Income taxes	2.2	2.3	(19.0)	1.8	2.1	(17.5)

Net income	3.3%	4.0%	(28.0%)	2.6%	3.4%	(21.8%)

nm--not meaningful

Index

Third Quarter--Three Months Ended October 3, 2009 Compared to Three Months Ended September 27, 2008

Our results of operations for the three months ended October 3, 2009 compared to the three months ended September 27, 2008 follows:

	Three Months Ended
	October 3,	September 27,
	2009	2008	Change	% Change

Revenues	$149,272	$173,559	$(24,287)	(14.0%)

Costs and expenses:
Operating	95,790	110,437	(14,647)	(13.3)
Selling	23,268	27,409	(4,141)	(15.1)
General and administrative	11,338	12,930	(1,592)	(12.3)
Depreciation and amortization	9,413	10,124	(711)	(7.0)
Gain on sale of assets, net	(16)	(113)	97	nm
	139,793	160,787	(20,994)	(13.1)

Income from operations	9,479	12,772	(3,293)	(25.8)

Other income (expense):
Interest expense	(587)	(980)	393	(40.1)
Interest income	10	60	(50)	nm
Other, net	(634)	(878)	244	nm

Income before income taxes	8,268	10,974	(2,706)	(24.7)

Income taxes	3,303	4,080	(777)	(19.1)

Net income	$4,965	$6,894	$(1,929)	(28.0%)

nm--not meaningful

Revenues--Revenues of $149,272 decreased $24,287 compared with $173,559 in the third quarter of 2008. Utility Services decreased $14,239 or 8.8% compared with the third quarter of 2008, because of reductions on existing contracts, but also 2008 included incremental storm damage revenue of approximately $7,000 arising from hurricane damage in the southern United States. Residential and Commercial Services decreased $12,776 to $135,894 from the third quarter of 2008.  Reductions in tree surgery and landscape services in all residential and commercial operations due to lower customer demand, which is affected by current economic conditions, account for the decrease.  Total consolidated revenue of $149,272 includes production incentive revenue, recognized under the completed-performance method, of $1,076 during the third quarter 2009 compared with $972 during the third quarter 2008.

Operating Expenses--Operating expenses of $95,790 decreased $14,647 compared with the third quarter of 2008 and, as a percentage of revenues, increased .5% to 64.2%. Utility Services decreased $11,114 or 9.2% compared with the third quarter of 2008. Decreases occurred in labor expense, employee benefits expense, fuel expense and material and tools expense, associated with the decrease in revenues, and were partially offset with increases in subcontractor expense and equipment expense. Residential and Commercial Services decreased $9,041 or 11.8% compared with the third quarter 2008 and as a percentage of revenue decreased 1.8% to 49.5%. Reductions in labor expense, equipment expense, material expense, subcontractor expense, disposal expense and fuel expense account for the decrease.

Index

Fuel costs declined during the third quarter 2009 as compared with fuel costs for the third quarter 2008 and impacted operating expenses within all segments.  During the third quarter 2009, fuel expense of $5,668 decreased $4,082, or 42%, from the $9,750 incurred in the third quarter 2008.

Selling Expenses--Selling expenses of $23,268 decreased $4,141 compared with the third quarter of 2008 and as a percentage of revenues decreased .2% to 15.6%. Utility Services experienced a decrease of $2,258 or 16.0% from the third quarter of 2008. Reductions in field management wages and incentive expense, field management travel expense, vehicle expense, branch office expenses and employee development expenses account for the decrease. Residential and Commercial Services experienced a decrease of $1,569 or 4.4% over the third quarter 2008. Decreases in field management wages and incentive expense, auto expense, branch office wages were partially offset by an increase in office rent and utilities expense.

General and Administrative Expenses--General and administrative expenses of $11,338 decreased $1,592 from $12,930 in the third quarter of 2008. Decreases in salary and incentive expense, professional service expense, travel expense, personal development expense and pension expense were partially offset by increases in communications expense and postage expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,413 decreased $711 from $10,124 in the third quarter of 2008 and, as a percentage of revenues, increased .5% to 6.3%.  The decrease is attributable to a reduction in capital expenditures from the purchases of businesses and equipment.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $16 decreased $97 from $113 in the third quarter of 2008.  The decrease is the result of fewer units being disposed in the third quarter of 2009 as compared with the third quarter of 2008.

Interest Expense--Interest expense of $587 decreased $393 from the $980 incurred in the third quarter of 2008. The decrease is attributable to lower interest rates on bank borrowings and lower average debt levels during the third quarter 2009 as compared to the third quarter 2008.

Other, Net--Other, net, of $634 decreased $244 from the $878 incurred in the third quarter of 2008, and consisted of nonoperating income and expense, primarily foreign currency gains and losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax for the third quarter 2009 was $3,303, as compared to $4,080 for the third quarter of 2008.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2009 annual effective tax rate is estimated to be 39.6%. Our annual effective tax rate for 2008 was 40.1%.

Net Income--Net income for the third quarter of $4,965 was $1,929 less than the $6,894 experienced in the third quarter of 2008.

Index

Nine Months Ended October 3, 2009 Compared to Nine Months Ended September 27, 2008

Our results of operations for the nine months ended October 3, 2009 compared to the nine months ended September 27, 2008 follows:

	Nine Months Ended
	October 3,	September 27,
	2009	2008	Change	% Change

Revenues	$433,474	$447,984	$(14,510)	(3.2%)

Costs and expenses:
Operating	279,343	290,573	(11,230)	(3.9)
Selling	67,244	68,826	(1,582)	(2.3)
General and administrative	35,543	34,007	1,536	4.5
Depreciation and amortization	28,378	26,023	2,355	9.0
Gain on sale of assets, net	(105)	(442)	337	nm
	410,403	418,987	(8,584)	(2.0)

Income from operations	23,071	28,997	(5,926)	(20.4)

Other income (expense):
Interest expense	(1,837)	(2,599)	762	(29.3)
Interest income	22	206	(184)	nm
Other, net	(1,609)	(1,996)	387	nm

Income before income taxes	19,647	24,608	(4,961)	(20.2)

Income taxes	7,780	9,425	(1,645)	(17.5)

Net income	$11,867	$15,183	$(3,316)	(21.8%)

nm--not meaningful

Revenues--Revenues of $433,474 decreased $14,510 compared with $447,984 in the first nine months of 2008. Utility Services decreased $6,601 or 2.9% compared with the first nine months of 2008.  Additional revenues of $8,486 from a business acquired in March 2008 were offset by reduced revenue from reductions in existing contracts.  Revenues for the first nine months of 2008 also included incremental storm damage work of approximately $7,000 arising from hurricane damage in the southern United States. Residential and Commercial Services decreased $9,106 to $179,888 from the first nine months of 2008.  Revenues of $19,360 from a new business acquired in June 2008 were offset by reductions in tree surgery and landscape services in all other residential and commercial operations due to lower customer demand, which is affected by current economic conditions.  Total consolidated revenue of $433,474 includes production incentive revenue, recognized under the completed-performance method, of $6,297 during the first nine months of 2009 compared with $4,594 during the first nine months of 2008.

Operating Expenses--Operating expenses of $279,343 decreased $11,230 compared with the first nine months of 2008 and, as a percentage of revenues, decreased .4% to 64.4%. Utility Services decreased $4,776 or 2.8% compared with the first nine months of 2008. Decreases in labor expense, employee benefits expense, fuel expense, material and tools expense and subcontractor expense associated with the decrease in revenues were partially offset by increases in equipment expense and disposal expense. Residential and Commercial Services decreased $8,309 or 8.2% compared with the first nine months of 2008 and includes $9,720 of expenses related to the business acquired in the second quarter of 2008. The additional expenses associated with the acquired businesses were offset by cost reductions in all other residential and commercial operations.  Decreases in labor expense, material expense, fuel expense and subcontractor expense associated with the decrease in revenues was partially offset by an increase in equipment expense.

Index

Fuel costs declined during the first nine months of 2009 as compared with fuel costs for the first nine months of 2008 and impacted operating expenses within all segments. During the first nine months of 2009, fuel expense of $14,748 decreased $8,760, or 37%, from the $23,508 incurred in the first nine months of 2008.

Selling Expenses--Selling expenses of $67,244 decreased $1,582 over the first nine months of 2008 but as a percentage of revenues increased .1% to 15.5%. Utility Services experienced a decrease of $2,291 or 11.3% from the first nine months of 2008. Reductions occurred in field management wages and incentive expense, vehicle expense, relocation expense, communication expense and employee development expense and travel expense with increases occurring in branch office wages and office rent and utilities expense. Residential and Commercial Services experienced a decrease of $35 or .1% from the first nine months of 2008 and include $5,023 related to the business acquired in the second quarter of 2008. The increase in expense related to the acquired business was offset by reductions in costs among all other residential and commercial operations.  Decreases occurred in field management wages and incentive expense, auto expense, marketing expense, field management travel expenses and employee development expense with increases occurring in office rent and utilities expense and branch office wages.

General and Administrative Expenses--General and administrative expenses of $35,543 increased $1,536 from $34,007 in the first nine months of 2008. The increase is attributable to an increase in salary and incentive expense, professional service expense and office rent and maintenance expense, partially offset by reductions in stock-based compensation expense, travel expense, office expense and pension expense. Excluding the business acquired in June 2008, total general and administrative expenses for the first nine months of 2009 would have approximated $31,526 as compared with the first nine months of 2008 of $34,007.

Depreciation and Amortization Expense--Depreciation and amortization expense of $28,378 increased $2,355 from $26,023 in the first nine months of 2008 and, as a percentage of revenues, increased .7% to 6.5%.  The increase is attributable to additional capital expenditures from the purchases of businesses and equipment in the first and second quarters of 2008.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $105 decreased $337 from $442 in the first nine months of 2008.  The decrease is the result of fewer units being disposed in addition to a change in the mix of equipment disposed of in the first nine months of 2009 as compared to the first nine months of 2008.  Gain on the sale of assets in the first nine months of 2008 included the sale of aerial trucks, while none were disposed of in the first nine months of 2009.

Interest Expense--Interest expense of $1,837 decreased $762 from the $2,599 incurred in the first nine months of 2008. The decrease is attributable to lower interest rates on bank borrowings and lower average debt levels during the first nine months of 2009 as compared to the first nine months of 2008.

Other, Net--Other, net, of $1,609 decreased $387 from the $1,996 in the first nine months of 2008, and consisted of nonoperating income and expense. The fluctuation was primarily due to foreign currency gains and losses on the intercompany account balances of our Canadian subsidiary, which were $190 of gains for the first nine months on 2009 compared to $385 of losses for the comparable period of 2008.

Income Taxes--Income tax for the first nine months of 2009 was $7,780, as compared to $9,425 for the first nine months of 2008.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2009 annual effective tax rate is estimated to be 39.6%, adjusted during the first nine months for discrete expense approximating $27. Our annual effective tax rate for 2008 was 40.1%.

Net Income--Net income of $11,867 was $3,316 less than the $15,183 experienced in the first nine months of 2008.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2009 and September 27, 2008, are summarized as follows:

	2009	2008
Cash provided by (used in):
Operating activities	$37,934	$17,588
Investing activities	(17,036)	(44,305)
Financing activites	(22,438)	25,579
Decrease in cash	$(1,540)	$(1,138)

Cash Provided by Operating Activities--Cash provided by operating activities for the first nine months of 2009 was $20,346 more than the $17,588 provided in the first nine months of 2008. The increase was primarily attributable to $20,200 less cash used for operating assets and liabilities and an increase in depreciation and amortization of $2,355.

Overall, accounts receivable dollars decreased $594 during the first nine months of 2009, as compared to the $26,483 increase experienced in the first nine months of 2008. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of the first nine months of 2009 decreased six days to 50 days, as compared to the end of the first nine months of 2008. The DSO at September 27, 2008 was 56 days.

Operating liabilities decreased $3,350 in the first nine months of 2009, $10,567 more than the $7,217 increase in the first nine months of 2008. Accounts payable and accrued expenses decreased $9,717 during the first nine months of 2009 as compared with a decrease of $514 for the first nine months of 2008. Decreases in employee compensation, trade payables, self-insured medical claims, advance payments from customers, accrued interest and professional services were partially offset by increases in 401KSOP liabilities, compensated-absence accruals and accrued employee vacation expense. Self-insurance accruals increased $6,367 in the first nine months of 2009, $1,364 less than the increase of $7,731 experienced in the first nine months of 2008. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other, net, increased $1,456 in the first nine months of 2009, $3,690 less than the $5,146 increase for the first nine months of 2008.  The increase is attributable to increases in prepaid expenses and assets invested for self-insurance, partially offset by reductions in tax deposits and operating supplies.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2009 was $17,036, or $27,269 less than the $44,305 used during the first nine months of 2008. The decrease was a result of reductions in capital expenditures for equipment, land and buildings as well as purchases of businesses.

Cash (Used In) Provided by Financing Activities--Cash used in financing activities of $22,438 increased $48,017 during the first nine months of 2009 as compared with the $25,579 of cash provided during the first nine months of 2008. During the first nine months of 2009, we had payments under our revolving credit facility of $10,950, as compared with the $34,150 borrowed during the first nine months of 2008. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Treasury share transactions (purchases and sales) used $2,250 more cash than the $6,905 used in the first nine months of 2008. Dividends paid of $1,933 decreased $117, as compared with $2,050 paid in the first nine months of 2008.

Index

Debt Issued in Connection with Our Investments in Businesses--Debt issued in connection with our investments in one business during the first nine months of 2009 totaled $750.  During the first nine months of 2008, we issued $5,639 of debt in connection with our investments in businesses.

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

As of October 3, 2009, our unused commitments under the facility approximated $54,574, with $104,426 committed, consisting of borrowings of $45,500 and issued letters of credit of $58,926.  Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission (“SEC”) Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at October 3, 2009, to make future payments for the periods indicated.

		Three
		Months Ending
		December 31,	Year Ending December 31,
Description	Total	2009	2010	2011	2012	2013	Thereafter

Revolving credit facility	$45,500	$250	$1,000	$41,500	$1,000	$1,000	$750
Term loans	12,752	2,955	5,503	2,702	730	480	382
Capital lease obligations	343	179	164	-	-	-	-
Operating lease obligations	10,671	1,352	3,779	2,375	1,346	910	909
Self-insurance accruals	63,386	6,291	19,279	13,881	8,069	3,752	12,114
Purchase obligations	3,986	3,986	-	-	-	-	-
Other liabilities	10,721	3,041	424	513	532	348	5,863
	$147,359	$18,054	$30,149	$60,971	$11,677	$6,490	$20,018

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of October 3, 2009. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of October 3, 2009, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of October 3, 2009, we were contingently liable for letters of credit in the amount of $61,181, of which $58,926 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Index

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2009 through 2011.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash, generated from operations, and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At October 3, 2009, we had working capital of $28,861, short-term lines of credit approximating $11,820 and $54,574 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans, borrowing needs and to complete business acquisitions for the foreseeable future.

New Accounting Standards Updates in the Nine Months Ended October 3, 2009

FASB ASC Topic 105, Generally Accepted Accounting Principles--In June 2009, the Financial Accounting Standards Board (the “FASB”) issued its final Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 established the Accounting Standards Codification (the “Codification” or “FASB ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 established two levels of U.S. GAAP – authoritative and nonauthoritative – and was incorporated into the Codification at FASB ASC Topic 105, “Generally Accepted Accounting Principles.”

The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 5, 2009.  As the Codification was not intended to change or alter existing U.S. GAAP, it did not affect our financial position, results of operations or cash flows.

The Codification simplifies user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into a single source arranged by topic within a consistent structure. Following FAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the description of Accounting Standards Updates that follows, references relate to Codification Topics and their descriptive titles, as appropriate.

Index

FASB ASC Topic 855, Subsequent Events--We adopted FASB ASC 855, “Subsequent Events,” effective July 4, 2009. FASB ASC 855 sets forth principles and requirements for subsequent events; specifically: (a) the period after the balance-sheet date during which management shall evaluate events and transactions that may occur for potential recognition or presentation in the financial statements; (b) circumstances under which events or transactions occuring after the balance-sheet date are recognized; and, (c) information presented in the financial statements about events or transactions that occurred after the balance-sheet date. As indicated above, we evaluated subsequent events through the date of financial statement issuance. The adoption of FASB ASC 855 did not affect our financial position, results of operations or cash flows.

FASB ASC Topic 815, Derivatives and Hedging Activities--In March 2008, the FASB issued new guidance, which is now a part of FASB ASC 815, “Derivatives and Hedging Activities,” requiring entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the new guidance effective January 1, 2009. The reporting requirements, applied prospectively, are included in Note M, “Financial Instruments and Fair Value Measurements.”

FASB ASC Topic 825, Financial Instruments--We adopted the revisions to U.S. GAAP included in FASB ASC Topic 825, “Financial Instruments,” effective July 4, 2009, which requires information about the fair value of financial instruments in interim reporting periods as well as annual financial statements. The required information is included in Note M, “Financial Instruments and Fair Value Measurements.”  The adoption of the revised guidance in FASB ASC Topic 825 did not affect our financial position, results of operations or cash flows.

FASB ASC Topic 805, Business Combinations--We adopted the revisions to FASB ASC Topic 805, “Business Combinations,” in the first quarter 2009. The revisions retain the previous underlying concepts in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but the revisions changed the method of applying the acquisition method in a number of significant aspects. The adoption of the revised guidance in FASB Topic 805 did not have a material impact on our condensed consolidated financial statements.

FASB ASC Topic 350, Intangibles—Goodwill and Other--The revised guidance to FASB ASC Topic 350, “Intangibles—Goodwill and Other,” amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The revised guidance was effective prospectively for intangibles acquired on or after January 1, 2009 and did not have a material effect on our financial position, results of operations or cash flows.

New Accounting Standards Update Not Yet Effective

FASB ASC 715, Compensation—Retirement Benefits--In December 2008, the FASB issued new guidance requiring enhanced information about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced information required is intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (referred to as Level 3 inputs) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The new guidance, which is now part of FASB ASC 715, is effective for us as of our year end December 31, 2009.

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

▪	The current economic downturn may limit our access to capital.

▪	Significant increases in fuel prices for extended periods of time will increase our operating expenses.

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

Index

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the nine months ended October 3, 2009, there have been no material changes in the reported market risks previously presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 3, 2009 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 3, 2009, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2009

January 1 to January 31	-	-	n/a	n/a
February 1 to February 28	-	-	n/a	n/a
March 1 to April 4	130,468	$16.40	n/a	n/a

Total First Quarter	130,468	16.40

April 5 to May 2	229,590	16.40	n/a	n/a
May 3 to May 30	160,972	16.40	n/a	n/a
May 31 to July 4	270,749	16.40	n/a	n/a

Total Second Quarter	661,311	16.40

July 5 to August 1	-	16.40	n/a	n/a
August 2 to August 29	66,282	16.00	n/a	n/a
August 30 to October 3	129,855	16.00	n/a	n/a

Total Third Quarter	196,137	16.00

Total Year to Date	987,916	16.32

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: November 4, 2009		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 4, 2009	By:	/s/ Nicholas R. Sucic
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