Form 10-Q/A
period 2009-10-03
DAVEY TREE EXPERT CO
filed 2009-11-23
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

THE DAVEY TREE EXPERT COMPANY
Quarterly Report on Form 10-Q/A
For the Quarterly Period Ended
October 3, 2009

EXPLANATORY NOTE

The Davey Tree Expert Company is filing this Form 10-Q/A as Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009 (the “Quarterly Report”) that was filed with the Securities and Exchange Commission on November 4, 2009 to correct data transmission errors prior to conversion to EDGAR.

Total operating amounts, as reported, did not change. Segment amounts and percentages were revised in the paragraphs captioned “Revenues (on page 22),”  “Operating Expenses (on page 22)” and “Selling Expenses (on page 23) in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, in the discussion of “Third Quarter—Three Months Ended October 3, 2009 Compared to Three Months Ended September 27, 2008.”  No other changes have been made to the Quarterly Report.

This Amendment does not reflect events occurring after the November 4, 2009 filing of the Quarterly Report, or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the revisions referred to above.

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

nm--not meaningful

Revenues--Revenues of $149,272 decreased $24,287 compared with $173,559 in the third quarter of 2008. Utility Services decreased $11,822 or 13.6% compared with the third quarter of 2008, because of reductions on existing contracts, but also 2008 included incremental storm damage revenue of approximately $7,000 arising from hurricane damage in the southern United States. Residential and Commercial Services decreased $12,248 to $65,120 from the third quarter of 2008.  Reductions in tree surgery and landscape services in all residential and commercial operations due to lower customer demand, which is affected by current economic conditions, account for the decrease.  Total consolidated revenue of $149,272 includes production incentive revenue, recognized under the completed-performance method, of $1,076 during the third quarter 2009 compared with $972 during the third quarter 2008.

Operating Expenses--Operating expenses of $95,790 decreased $14,647 compared with the third quarter of 2008 and, as a percentage of revenues, increased .5% to 64.2%. Utility Services decreased $7,649 or 11.9% compared with the third quarter of 2008. Decreases occurred in labor expense, employee benefits expense, fuel expense and material and tools expense, associated with the decrease in revenues, and were partially offset with increases in subcontractor expense and equipment expense. Residential and Commercial Services decreased $7,623 or 18.9% compared with the third quarter 2008 and as a percentage of revenue decreased 2.0% to 50.1%. Reductions in labor expense, equipment expense, material expense, subcontractor expense, disposal expense and fuel expense account for the decrease.

Index

Fuel costs declined during the third quarter 2009 as compared with fuel costs for the third quarter 2008 and impacted operating expenses within all segments.  During the third quarter 2009, fuel expense of $5,668 decreased $4,082, or 42%, from the $9,750 incurred in the third quarter 2008.

Selling Expenses--Selling expenses of $23,268 decreased $4,141 compared with the third quarter of 2008 and as a percentage of revenues decreased .2% to 15.6%. Utility Services experienced a decrease of $2,044 or 26.2% from the third quarter of 2008. Reductions in field management wages and incentive expense, field management travel expense, vehicle expense, branch office expenses and employee development expenses account for the decrease. Residential and Commercial Services experienced a decrease of $2,318 or 12.0% over the third quarter 2008. Decreases in field management wages and incentive expense, auto expense, branch office wages were partially offset by an increase in office rent and utilities expense.

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: November 24, 2009		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 24, 2009	By:	/s/ Nicholas R. Sucic
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