Form 10-K
period 2009-12-31
DAVEY TREE EXPERT CO
filed 2010-03-11
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

There were 14,585,216 Common Shares outstanding as of March 5, 2010.  The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 4, 2009 was $187,899,424.  For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be held on May 18, 2010, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

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

▪	Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

▪	We are subject to intense competition.

▪	Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.

▪	The impact of regulations initiated as a response to possible changing climate conditions could have a negative effect on our results of operations or our financial condition.

▪	We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.

▪	We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.

▪	We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.

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

“We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

PART I

Item 1.  Business.

General

The Davey Tree Expert Company, which was founded in 1880 and incorporated in 1909, and its subsidiaries ("we" or "us") have two primary operating segments that provide a variety of horticultural services to our customers throughout the United States and Canada.

Our Residential and Commercial Services segment provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life. Its services also include landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizers, herbicides and insecticides.

Our Utility Services segment is principally engaged in line clearing for public utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2009, we had revenues of approximately $60.4 million, or approximately 11% of total revenues, to Pacific Gas & Electric Company (“PG&E”), one of our largest customers.

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

Seasonality

Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers.  Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year.  Consequently, this has created heavy demands for additional working capital at various times throughout the year.  We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations.  You can find more information about our bank commitments in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16-28 of this report.

Other Factors

Due to rapid changes in equipment technology and intensity of use, we must constantly update our equipment and processes to ensure that we provide competitive services to our customers and continue our compliance with the Occupational Safety and Health Act.

We own several trademarks including "Davey," "Davey and design," "Arbor Green Pro," "Arbor Green," "Davey Tree and design," "Davey Expert Co. and design" and "Davey and design (Canada)."  Through substantial advertising and use, we believe that these trademarks have become of value in the identification and acceptance of our products and services.

Employees

We employed approximately 6,350 employees at December 31, 2009.  However, employment levels fluctuate due to seasonal factors affecting our business.  We consider our employee relations to be good.

Domestic and Foreign Operations

We sell our services to customers in the United States and Canada.

We do not consider the risks attendant to our business with foreign customers, other than currency exchange risks, to be materially different from those attendant to our business with domestic customers.

Financial Information About Segments and Geographic Areas

Certain financial information regarding our operations by segment and geographic area is contained in Note S to our consolidated financial statements, which are included in Part II, Item 8 of this report.

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

The ongoing economic downturn and the recent financial and credit crisis may adversely impact our customers’ future spending as well as pricing and payment for our services, thus negatively impacting our operations and growth.

Based on a number of economic indicators, the economic activity has slowed substantially over the past two years. The rate at which the economy will recover and the length of time that the economy will remain slow continues to be uncertain. Slowing economic activity may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. This makes it difficult to estimate our customers’ requirements for our services and, therefore, adds uncertainty to the determination of our backlog. A reduction in cash flow and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

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

We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Continued weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time-to-time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The continuation of these economic disruptions and any resulting limitations on future funding, including any restrictions on access to funds under our revolving credit facility, could have a material adverse effect on us.

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

We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including California fire-suppression claims).  A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability.  The determination of such claims and expenses, and the extent of the need for accrued liabilities, are continually reviewed and updated.  If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected.  Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers’ compensation.  In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

Furthermore, many customers, particularly utilities, prefer to do business with contractors with significant financial resources, who can provide substantial insurance coverage.  Should we be unable to renew our excess liability insurance and other commercial insurance policies at competitive rates, this loss would have an adverse effect on our financial condition and results of operations.

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

We cannot predict the impact that the debate on changing climate conditions, including legal, regulatory and social responses thereto, may have on our business.

Various scientists, environmentalists, international organizations, political activists, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that these parties believe may be contributors to global climate change.  These proposals, if enacted, could result in a variety of regulatory programs, including potential new regulations, additional charges and taxes to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers.

We cannot predict the impact that changing climate conditions, if any, will have on us or our customers.  However, it is possible that the legal, regulatory and social responses to real or imagined climate change could have a negative effect on our results of operations or our financial condition.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces

Residential and Commercial Services	28	Owned	189,652	15

Utility Services	3	Owned	36,037	3

Residential and Commercial, and Utility	2	Owned	12,400	2

We also rent approximately 120 properties in 30 states and three provinces.

None of our owned or rented properties used by our business segments is individually material to our operations.

Item 3.  Legal Proceedings.

We are a party to routine litigation incidental to our business. We do not believe that this litigation, individually or in the aggregate, will have a material effect on our business, financial condition or results of operations.

Item 4.  Reserved.

Pursuant to Instruction G of Form 10-K the following is included as an unnumbered item to PART I.

Executive Officers of the Company.

Our executive officers and their present positions and ages as of March 2, 2010 follow:

Name	Position	Age

Karl J. Warnke	Chairman, President and Chief Executive Officer	58

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	58

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	66

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	52

Patrick M. Covey	Executive Vice President - Operations	46

George M. Gaumer	Vice President and General Manager, Commercial Landscape Services	57

Fred W. Johnson	Vice President, Operations Support Services	65

Steven A. Marshall	Executive Vice President - Operations	58

Gordon L. Ober	Vice President - Personnel Recruiting and Development	60

Joseph R. Paul, CPA	Treasurer	48

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	60

Nicholas R. Sucic, CPA	Vice President and Controller	63

Mr. Warnke was elected Chairman, President and Chief Executive Officer, effective May 20, 2009, and continues to serve as President and Chief Executive Officer, having been appointed in January 2007.  He was President and Chief Operating Officer from 1999 through December 31, 2006. Prior to that time, he served as Executive Vice President and General Manager - Utility Services, having been appointed in January 1993.  Previously, having joined the Company in 1980, Mr. Warnke performed all aspects of tree services and also held various managerial positions, including Operations Manager, Operations Support Services, Equipment and Safety functions and Operations Vice President.

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

PART II

Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Record Holders and Common Shares

On March 5, 2010 we had 3,023 record holders of our common shares.

On March 5, 2010 we had 14,585,216 common shares outstanding, options exercisable to purchase 1,005,551 common shares and partially-paid subscriptions for 197,990 common shares. The 2002 stock subscription purchase rights expired in August 2009.

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

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2009	2008
1	4.25	4.25
2	4.25	4.25
3	4.25	4.25
4	4.25	4.25
Total	17.00	17.00

We presently expect to pay comparable cash dividends in 2010.

Recent Sale of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2009

January 1 to January 31	-	-	n/a	n/a
February 1 to February 28	-	-	n/a	n/a
March 1 to April 4	130,468	$16.40	n/a	n/a
Total First Quarter	130,468	16.40

April 5 to May 2	229,590	16.40	n/a	n/a
May 3 to May 30	160,972	16.40	n/a	n/a
May 31 to July 4	270,749	16.40	n/a	n/a
Total Second Quarter	661,311	16.40

July 5 to August 1	-	-	n/a	n/a
August 2 to August 29	66,282	16.00	n/a	n/a
August 30 to October 3	129,855	16.00	n/a	n/a
Total Third Quarter	196,137	16.00

October 4 to October 31	180,475	16.00	n/a	n/a
November 1 to December 5	141,520	16.00	n/a	n/a
December 6 to December 31	99,705	16.00	n/a	n/a
Total Fourth Quarter	421,700	16.00

Total Year to Date	1,409,616	16.22

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

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company

300
250
200
150
100
50
0
Five-Year Cumulative Return
2004
2005
2006
2007
2008
2009
Davey
S&P 500 Index
Peer Group

	2004	2005	2006	2007	2008	2009
Davey Tree	100	114	133	164	172	176
S&P 500 Index	100	105	121	128	81	102
Peer Group	100	116	138	154	116	133

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

Item 6.  Selected Financial Data for the Past Five Years.

	Fiscal Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except ratio and per share data)
Operating Statement Data:

Revenues	$562,111	$595,797	$506,138	$467,534	$431,611

Costs and expenses:
Operating	360,623	382,143	324,415	305,106	283,596
Selling	89,266	95,327	82,449	74,513	69,944
General and administrative	47,077	45,607	38,476	34,126	29,815
Depreciation	36,280	34,374	28,085	26,991	24,147
Amortization of intangible assets	1,677	1,482	1,148	1,291	1,416
Gain on sale of assets, net	(623)	(992)	(515)	(309)	(521)
Income from operations	27,811	37,856	32,080	25,816	23,214

Interest expense	(2,380)	(3,417)	(3,422)	(2,768)	(2,196)
Interest income	25	220	404	176	260
Other expense	(1,880)	(2,920)	(542)	(1,301)	(825)

Income before income taxes	23,576	31,739	28,520	21,923	20,453
Income taxes	9,199	12,718	10,441	7,906	7,142
Net income	$14,377	$19,021	$18,079	$14,017	$13,311

Earnings per share--diluted	$.92	$1.14	$1.07	$.80	$.75

Shares used for computing per share amounts--diluted	15,636	16,751	16,844	17,460	17,768

Other Financial Data:

Depreciation and amortization	$37,957	$35,856	$29,233	$28,282	$25,563

Capital expenditures	21,838	37,033	37,587	32,435	31,985

Cash flow provided by (used in):
Operating activities	53,538	55,282	52,341	38,372	32,237
Investing activities	(21,457)	(51,356)	(38,801)	(34,419)	(31,682)
Financing activities	(33,049)	(2,382)	(13,822)	(5,297)	1,646

Cash dividends declared per share	$.1700	$.1700	$.1625	$.1525	$.1425

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands, except ratio and per share data)
Balance Sheet Data:

Working capital	$16,306	$20,803	$20,443	$24,598	$26,859

Current ratio	1.20	1.23	1.29	1.38	1.46

Property and equipment, net	128,802	141,013	108,239	96,522	90,768

Total assets	266,072	291,002	231,649	207,980	194,129

Long-term debt	45,843	60,187	32,099	31,951	29,065

Other long-term liabilities	41,494	45,523	33,728	29,283	28,108

Shareholders' equity	97,223	94,783	94,382	82,076	78,553

Common shares:
Issued	21,457	21,457	21,457	21,457	21,457
In treasury	6,885	6,939	6,926	6,436	6,456
Net outstanding	14,572	14,518	14,531	15,021	15,001

Stock options:
Outstanding	1,324	1,331	1,422	1,536	1,812
Exercisable	1,003	1,039	848	666	1,198

ESOT valuation per share	$16.60	$16.40	$15.80	$12.95	$11.25

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations.  MD&A is organized as follows:

▪	Overview of 2009 Results;
▪	Results of Operations, including fiscal 2009 compared to fiscal 2008, fiscal 2008 compared to fiscal 2007, and Canadian dollar translation adjustments and rate-change effects, and other matters;
▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;
▪	Recent Accounting Guidance;
▪	Critical Accounting Policies and Estimates; and
▪	Market Risk Information, including interest rate risk and foreign currency rate risk.

OVERVIEW OF 2009 RESULTS

General

We provide a wide range of horticultural services to residential, commercial, utility and institutional customers throughout the United States and Canada.

Our Business--Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services for operations in the United States and Canada. Residential and Commercial Services includes the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services includes line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control.

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

	Year Ended December 31,			Percentage Change
	2009	2008	2007	2009/2008	2008/2007

Revenues	100.0%	100.0%	100.0%	(5.7%)	17.7%
Costs and expenses:
Operating	64.1	64.1	64.1	(5.6)	17.8
Selling	15.9	16.0	16.3	(6.4)	15.6
General and administrative	8.4	7.7	7.6	3.2	18.5
Depreciation	6.5	5.8	5.6	5.5	22.4
Amortization of intangible assets	.3	.2	.2	13.2	29.1
Gain on sale of assets, net	(.1)	(.2)	(.1)	(37.2)	92.6
	95.1	93.6	93.7	(4.2)	17.7
Income from operations	4.9	6.4	6.3	(26.5)	18.0

Other income (expense):
Interest expense	(.4)	(.6)	(.7)	(30.3)	(.1)
Interest income	-	-	-	nm	nm
Other	(.3)	(.5)	-	nm	nm
Income before income taxes	4.2	5.3	5.6	(25.7)	11.3
Income taxes	1.6	2.1	2.0	32.1	32.1
Net income	2.6%	3.2%	3.6%	(24.4%)	5.2%

nm--not meaningful

Revenues of $562,111 were 5.7% lower than last year’s revenues of $595,797. Utility Services revenues decreased 5.5% and Residential and Commercial Services decreased 7.2%.

Overall, income from operations of $27,811 decreased 26.5% from the $37,856 experienced in the prior year.  Income from operations was $17,992 in Utility Services (a 16.8% decrease over 2008) and $9,969 for Residential and Commercial Services (a 44.0% decrease over 2008).

Net income of $14,377 was $4,644, or 24.4%, lower than the $19,021 earned in 2008. The decrease in net income was due to lower revenues in 2009.

Operating activities in 2009 provided cash of $53,538 as compared to $55,282 provided in 2008.  The $1,744 net decrease was primarily attributable to (i) a decrease in net income of $4,644, (ii) an increase of $2,101 in depreciation and amortization expense and, (iii) less cash of $438 provided by changes in other operating assets and liabilities.

Investing activities used $21,457 in cash, or $29,899 less than that used in 2008, the result of reductions in expenditures for equipment, land and buildings and purchases of businesses.

Financing activities used $33,049 in 2009, an increase of $30,667 compared with $2,382 used in 2008. We had payments on our revolving credit facility of $13,900 as compared to borrowings of $24,650 in 2008. Purchases of common shares for treasury of $22,872 were partially offset by net cash received of $8,524 from the sale of common shares and common shares subscriptions.  Dividends paid during 2008 totaled $2,548.

Fiscal 2009 Compared to Fiscal 2008

A comparison of our fiscal year 2009 results to 2008 follows:

	Year Ended December 31,
	2009	2008	Change	% Change

Revenues	$562,111	$595,797	$(33,686)	(5.7%)

Costs and expenses:
Operating	360,623	382,143	(21,520)	(5.6)
Selling	89,266	95,327	(6,061)	(6.4)
General and administrative	47,077	45,607	1,470	3.2
Depreciation	36,280	34,374	1,906	5.5
Amortization of intangible assets	1,677	1,482	195	13.2
Gain on sale of assets, net	(623)	(992)	(369)	(37.2)
	534,300	557,941	(23,641)	(4.2)

Income from operations	27,811	37,856	(10,045)	(26.5)

Other income (expense):
Interest expense	(2,380)	(3,417)	1,037	(30.3)
Interest income	25	220	(195)	(88.6)
Other	(1,880)	(2,920)	(1,040)	(35.6)

Income before income taxes	23,576	31,739	(8,163)	(25.7)

Income taxes	9,199	12,718	(3,519)	(27.7)

Net income	$14,377	$19,021	$(4,644)	(24.4%)

Revenues--Revenues of $562,111 decreased $33,686 compared with the $595,797 reported in 2008. Utility Services decreased $16,939, or 5.5%, from the prior year. Additional revenues of $8,486 from a business acquired in March 2008 were offset by reduced revenue from existing contracts.  Revenues for 2008 also included incremental storm damage work of approximately $7,000 arising from hurricane damage in the southern United States.  Residential and Commercial Services decreased $18,045, or 7.2%, from 2008. Revenues of $19,360 from a new business acquired in June 2008 were offset by reductions in tree surgery and landscape services in all other residential and commercial operations due to lower customer demand, which has been affected by the current economic conditions.  Total consolidated revenue of $562,111 includes production incentive revenue, recognized under the completed-performance method, of $6,388 during 2009 as compared with $4,671 during 2008.

Operating Expenses--Operating expenses of $360,623 decreased $21,520 from the prior year, and as a percentage of revenues remained stable at 64.1%.  Utility Services experienced a decrease of $11,699, or 5.1%, from 2008, but as a percentage of revenues increased .2% to 74.2%. Decreases in employee labor and benefits expense, fuel expense, subcontractor expense and material and tools expense associated with the decreased revenues were partially offset by an increase in equipment expense. Residential and Commercial Services decreased $10,956, or 8.4%, compared with 2008 and as a percentage of revenue decreased .6% to 51.9% and includes $9,720 of expenses related to the business acquired in the second quarter of 2008. The additional expenses associated with the acquired business were offset by reductions in all other residential and commercial operations.  Decreases in labor expense, material expense, fuel expense and subcontractor expense associated with the decrease in revenues was partially offset by an increase in equipment expense.

Fuel costs declined in 2009 as compared with fuel costs for 2008 and impacted operating expenses within all segments.  During 2009, fuel expense of $20,639 decreased $10,564, or 34%, from the $31,203 incurred in 2008.  Substantially all of the $10,564 decrease relates to a decrease in the price of fuel.

Selling Expenses--Selling expenses of $89,266 decreased $6,061 from 2008 and as a percentage of revenues decreased .1% to 15.9%. Utility Services decreased $3,718, or 13.5%, from 2008, primarily related to field management wages and incentives, travel expense, vehicle expense, communication expense and employee development expense and were partially offset by increases in branch office wages, office rent and utilities expense. Residential and Commercial Services decreased $3,283, or 5.0%, from the prior year 2008 and include $5,023 related to the business acquired in the second quarter of 2008. The increase in expense from the acquired business was offset by reductions in all other residential and commercial operations.  Decreases in field management wages and incentive expense, field management travel expense, auto expense, employee development expense and marketing expense was partially offset by increases in office rent, utilities and branch office wages.

General and Administrative Expenses-- General and administrative expenses increased $1,470 to $47,077, a 3.2% increase, from the $45,607 experienced in 2008 and as a percentage of revenues increased .7% to 8.4%. The increase is attributable to an increase in salary and incentive expense, professional services expense, communication expense and office rent and maintenance expense, partially offset by reductions in pension expense and relocation expense.  The general and administrative expenses for the business acquired in June 2008 were $4,007 in 2008 and $7,733 in 2009. Excluding the business acquired in June 2008, total general and administrative expenses for 2009 would have approximated $43,060 as compared with $45,607 in 2008.

Depreciation and Amortization Expense--Depreciation and amortization expense of $37,957 increased $2,101 from the prior year and as a percentage of revenues increased ..8% to 6.8%.  The dollar increase is attributable to additional capital expenditures for equipment, buildings and the businesses that were purchased in 2008.

Gain on Sale of Assets--Gain on the sale of assets of $623 decreased $369 from the $992 experienced in 2008. The decrease is the result of fewer units being disposed of in addition to a change in the mix of equipment disposed of in 2009.  Gain on the sale of assets in 2008 included the sale of aerial trucks, while none were disposed of in 2009.

Interest Expense--Interest expense of $2,380 decreased $1,037, or 30.3%, from the $3,417 incurred in 2008.  The decrease is attributable to lower interest rates on bank borrowings and lower average debt levels as compared with the prior year.

Other, Net--Other, net of $1,880 decreased $1,040 from the $2,920 experienced in 2008.  Other, net, includes foreign currency gains of $176 for 2009 as compared with foreign currency losses of $1,029 for 2008 on the intercompany balances of our Canadian operations.

Income Taxes--Income tax expense for 2009 was $9,199.  The 2009 effective tax rate of 39.0% includes a 2.9% state income tax rate, net of federal benefit. The 2008 tax rate of 40.1% included a 3.9% state income tax rate, net of federal benefit.

Net Income--Net income of $14,377 was $4,644 lower than the $19,021 earned in 2008.  The 24.4% decrease in net income was primarily due to lower revenues in 2009.

Fiscal 2008 Compared to Fiscal 2007

A comparison of our fiscal year 2008 results to 2007 follows:

	Year Ended December 31,
	2008	2007	Change	% Change

Revenues	$595,797	$506,138	$89,659	17.7%

Costs and expenses:
Operating	382,143	324,415	57,728	17.8
Selling	95,327	82,449	12,878	15.6
General and administrative	45,607	38,476	7,131	18.5
Depreciation	34,374	28,085	6,289	22.4
Amortization of intangible assets	1,482	1,148	334	29.1
Gain on sale of assets, net	(992)	(515)	(477)	92.6
	557,941	474,058	83,883	17.7

Income from operations	37,856	32,080	5,776	18.0

Other income (expense):
Interest expense	(3,417)	(3,422)	5	(.1)
Interest income	220	404	(184)	(45.5)
Other	(2,920)	(542)	(2,378)	nm

Income before income taxes	31,739	28,520	3,219	11.3

Income taxes	12,718	10,441	2,277	21.8

Net income	$19,021	$18,079	$942	5.2%

nm--not meaningful

Revenues--Revenues of $595,797 increased $89,659 over the $506,138 reported in 2007. Utility Services increased $60,491, or 24.4%, from the prior year. New business from an acquisition, storm damage arising from hurricane damage incurred in the southern United States (primarily from hurricanes Gustav and Ike) as well as new contracts and increases in existing contracts accounted for the increase. Residential and Commercial Services increased $26,701, or 12.0%, from 2007. New business from acquisitions and expanded operations accounted for the increase. Total consolidated revenues of $595,797 include production incentive revenue, recognized under the completed-performance method of $4,872, as compared with $3,401 in 2007.

Operating Expenses--Operating expenses of $382,143 increased $57,728 from the prior year, and as a percentage of revenues remained stable at 64.1%.  Utility Services experienced an increase of $44,411, or 24.2%, from 2007, but as a percentage of revenues decreased .1% to 74.0%.  Increases in labor expense, subcontractor expense, equipment and crew travel expense associated with the storm damage work and increased revenues in all utility operations account for the increase.  Residential and Commercial Services increased $14,033, or 12.0%, compared with 2007 but as a percentage of revenue decreased .1% to 52.5%. The increase is attributable to additional labor, equipment, subcontractor, and material expense associated with the increased revenue.

The increase in fuel prices impacted operating expenses within all segments.  For 2008, fuel expense of $31,203 increased $8,244, or 35.9%, more than the fuel expense of $22,959 for 2007.  Approximately $1,623 of the 2008 increase related to usage.

Selling Expenses--Selling expenses of $95,327 increased $12,878 from 2007 but as a percentage of revenues decreased .3% to 16.0%. Utility Services increased $4,420, or 19.1%, over 2007, primarily for field management wages and incentives, travel expenses, employee development and training expense and rent expense associated with the increased revenue. Residential and Commercial Services experienced an increase of $6,935, or 11.8%, over the prior year 2007, the result of increases in field management wages and incentives, field management auto expense and branch office wages.

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

Interest Expense--Interest expense of $3,417 decreased $5, or .1%, from the $3,422 incurred in 2007.  Increases in our bank borrowings were offset by significantly lower interest rates charged on those bank borrowings as compared with 2007.

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

Canadian Dollar Translation Adjustments and Rate-Change Effects

Currency Translation Adjustments--All assets and liabilities of our Canadian operations are translated into United States dollars at balance-sheet date exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the interim periods of operations reported.  Currency translation adjustments are a component of other comprehensive income or loss and are recorded as accumulated other comprehensive loss in shareholders’ equity.

Canadian Dollar Rate-Change Effects--During 2009, the United States dollar strengthened in relation to the Canadian dollar. As a result, the weighted-average exchange rate for the year ended December 31, 2009 compared unfavorably with the weighted-average Canadian-dollar exchange rates that existed for the year ended December 31, 2008.

It is not possible to precisely measure the impact on operating results from Canadian dollar exchange rate changes. However, if Canadian operating results for the year ended December 31, 2009 were translated at the exchange rates in effect during the comparable period of 2008, revenues would have been approximately $3,359 higher and income from operations would have been approximately $382 higher.

The effect of exchange rate changes on cash balances held in Canadian dollars was not significant.

Income Tax—Liabilities for Uncertain Tax Positions

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. Uncertain tax positions are recognized only if they are more-likely-than-not to be upheld during examination based on their technical merits.  The measurement of the uncertain tax position is based on the largest benefit amount that is more-likely-than-not (determined on a cumulative probability basis) to be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense may result.

At December 31, 2009, income tax authorities in tax jurisdictions both in the United States and Canada were conducting routine audits of our income tax returns filed in prior years. As at December 31, 2009, we are unable to estimate the range of any reasonably possible increase or decrease in uncertain tax positions that may occur within the next twelve months resulting from the eventual outcome of the years currently under examination. However, we do not anticipate any such outcome will result in a material change to our financial condition or results of operations.

Goodwill—Impairment Tests

Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2009 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2009 that would impact this conclusion.

The fair values of the reporting units were estimated using discounted projected cash flows for the goodwill impairment tests and analysis that required judgmental assumptions about revenues, operating margins, growth rates, discount rates, and working capital requirements. In determining those judgmental assumptions, we consider data, including--for each reporting unit--its annual budget for the upcoming year, its longer-term performance expectations, anticipated future cash flows and market data. Assumptions were also made for perpetual growth rates for periods beyond the forecast period.

If the fair values of the reporting units were less than the carrying values of the reporting units (including recorded goodwill), determined through the discounted projected cash flow methodology, goodwill impairment may be present. In such an instance, we would measure the goodwill impairment loss, if any, based upon the fair value of the underlying assets and liabilities of the impacted reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

The carrying value of the recorded goodwill for all reporting units totaled $20,748 at December 31, 2009. Based upon the goodwill impairment analysis conducted in the fourth quarter 2009, a hypothetical reduction in the fair value of the individual reporting units, ranging from approximately 52% to 81%, would not have resulted in the carrying value of the individual reporting units exceeding the reduced fair value.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2009 and December 31, 2008, are summarized as follows:

	2009	2008
Cash provided by (used in):
Operating activities	$53,538	$55,282
Investing activities	(21,457)	(51,356)
Financing activities	(33,049)	(2,382)
Increase(Decrease) in cash	$(968)	$1,544

Net Cash Provided by Operating Activities--Operating activities in 2009 provided cash of $53,538 as compared to $55,282 provided in 2008.  The $1,415 net decrease was primarily attributable to (i) a decrease in net income of $4,644, (ii) an increase of $2,101 in depreciation and amortization expense, and (iii) less cash of $438 provided by changes in other operating assets and liabilities.

Overall, accounts receivable dollars decreased $10,060 in 2009 as compared to the $1,327 increase experienced in 2008. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2009 increased 1 day to 51 days, as compared to 2008.  The DSO at December 31, 2008 was 50 days.

Accounts payable and accrued expenses decreased $6,753 in 2009, compared to an increase of $659 experienced in 2008. Decreases in trade payables, employee compensation expense, compensated-absence accruals, self-insured medical claims and advance payments from customers were partially offset by increases in 401KSOP accruals and employee savings accruals.

Self-insurance accruals decreased $3,326 in 2009, as compared to the increase of $3,296 experienced in 2008.  The decrease occurred in all classifications—workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall decrease in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net, decreased $1,930 in 2009, as compared to the $279 increase in 2008.  Decrease in operating supplies and pension assets were partially offset by an increase in prepaid expenses and deposits.

Net Cash Used in Investing Activities--Investing activities used $21,457 in cash, $29,899 less than the $51,356 used in 2008.  The decrease is a result of reductions in capital expenditures for equipment, land and buildings as well as the purchases of businesses.  The use of cash in 2008 includes the purchase of businesses totaling $15,718.

Net Cash Used in Financing Activities--Financing activities used $33,049, $30,667 more than the $2,382 used in 2008. We had payments under our revolving credit facility of $13,900 as compared with the $24,650 borrowed in 2008. We use the credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Payments of long-term debt and capital leases totaled $1,650. Purchases of common shares for treasury of $22,872 were partially offset by net cash received of $8,524 from the sale of common shares and common shares subscriptions.  Dividends paid during 2008 totaled $2,548.

Revolving Credit Facility--We have a $159,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $159,000  with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization. Included in the credit facility is a $4,750 term loan which requires quarterly principal installments of $250, plus interest, and was a $7,000 seven-year term loan when entered into in November 2007.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2009, to make future payments for the periods indicated.

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2010	2011	2012	2013	2014	Thereafter

Revolving credit facility	$42,550	$1,000	$38,800	$1,000	$1,000	$750	$-
Term loans	9,787	5,494	2,702	730	480	381	-
Capital lease obligations	196	196	-	-	-	-	-
Operating lease obligations	13,173	4,956	3,430	1,979	1,333	532	943
Self-insurance accruals	56,719	21,045	14,558	8,781	3,906	1,626	6,803
Purchase obligations	3,729	3,729	-	-	-	-	-
Other liabilities	8,846	3,120	505	555	392	278	3,996
	$135,000	$39,540	$59,995	$13,045	$7,111	$3,567	$11,742

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2009. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2009, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As at December 31, 2009, we were contingently liable to our principal banks for letters of credit in the amount of $62,282 of which $59,827 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as appropriate.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2010 through 2014.  We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.  Capital resources during these periods are equally affected.  We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives.  At December 31, 2009, we had working capital of $16,306, unused short-term lines of credit approximating $9,482, and $56,623 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions.

RECENT ACCOUNTING GUIDANCE

New Accounting Standards Updates

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

FASB ASC Topic 820, Fair Value Measurements--On January 1, 2009, we fully adopted, as required, FASB ASC Topic 820, “Fair Value Measurements, which had no effect on our financial position, results of operations or cash flows.

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy, which prioritizes the inputs into three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

FASB ASC Topic 815, Derivatives and Hedging Activities--In March 2008, the FASB issued new guidance, which is now a part of FASB ASC 815, “Derivatives and Hedging Activities,” requiring entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the new guidance effective January 1, 2009. The reporting requirements, applied prospectively, are included in Note H, “Financial Instruments and Fair Value Measurements.”

FASB ASC Topic 825, Financial Instruments--We adopted the revisions to U.S. GAAP included in FASB ASC Topic 825, “Financial Instruments,” effective July 4, 2009, which requires information about the fair value of financial instruments in interim reporting periods as well as annual financial statements. The required information is included in Note H, “Financial Instruments and Fair Value Measurements.”  The adoption of the revised guidance in FASB ASC Topic 825 did not affect our financial position, results of operations or cash flows.

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

FASB ASC Topic 715, Compensation—Retirement Benefits--In December 2008, the FASB issued new guidance requiring enhanced information about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced information required is intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (referred to as Level 3 inputs) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The new guidance, which is now part of FASB Topic ASC 715, was effective for us as of our year end December 31, 2009.

New Accounting Standards Update Not Yet Effective

FASB Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements--In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies input and valuation techniques. This ASU is effective for interim and annual periods beginning after December 15, 2009 (that is, the quarter ending April 3, 2010 for us), except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 (that is, the quarter ending April 2, 2011 for us) and for interim periods within those years. We are currently evaluating the impact of adopting the guidance as to any required disclosures.

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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 11% of revenues during 2009, 11% during 2008 and 10% during 2007.  Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

The following table provides information, as of December 31, 2009, about our debt obligations and interest rate contracts. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate contracts, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contract at December 31, 2009. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2009.

								Fair Value
	Expected Maturity Date							December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009

Liabilities
Long-term debt:
Fixed rate	$2,626	$155	$100	$100	$-	$-	$2,981	$2,955
Average interest rate	1.8%	2.7%	.0%	.0%	-

Variable rate	$5,354	$41,348	$1,630	$1,380	$1,130	$-	$50,842	$50,842
Average interest rate	2.6%	4.0%	5.0%	5.7%	6.0%	-

Interest rate derivative instruments
Interest rate contracts:
Pay fixed, notional amount	$-	$20,000	$10,000	$-	$-	$-	$30,000	$(1,355)
Average pay rate		2.56%	5.15%
Average receive rate		.23%	.24%

Interest rates on the variable-rate debt, as of December 31, 2009, ranged from .9% to 3.3%.

The interest rate contracts each have an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to have settled the contracts at December 31, 2009 (fair value), we would have paid $1,355.

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

For the year ended December 31, 2009, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position.  Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Management’s Discussion of Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors that our financial reporting is reliable and that our consolidated financial statements for external purposes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Our management recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct.

Our internal controls over financial reporting include policies and procedures that:

▪	provide for the maintenance of records that, in reasonable detail, accurately and fairly reflect our business transactions;

▪	provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP; and

▪	provide reasonable assurance that the unauthorized acquisition, use, or disposition of our assets will be prevented, or at the minimum, detected in a timely manner.

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

Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2009, such internal control is effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control--Integrated Framework.”  To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we designed and implemented a structured and comprehensive compliance process to evaluate our internal control over financial reporting across the enterprise.

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

(b) Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended,  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control--Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Karl J. Warnke	/s/ David E. Adante	/s/ Nicholas R. Sucic
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Secretary	Vice President and Controller

Kent, Ohio
March 11, 2010

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

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of The Davey Tree Expert Company and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
March 11, 2010

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.

Information about our directors is in the section "Election of Directors" of our 2010 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Shareholder Nominations; Attendance” of our 2010 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2010 Proxy Statement, which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Compensation of Executive Officers" and "Compensation of Directors" of our 2010 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2010 Proxy Statement, which is incorporated into this report by reference.  Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plans Information” of our 2010 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance” of our 2010 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2010 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2010.

THE DAVEY TREE EXPERT COMPANY

By: /s/ Karl J. Warnke
Karl J. Warnke, Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2010.

/s/ R. Douglas Cowan	/s/ John E. Warfel
R. Douglas Cowan, Director	John E. Warfel, Director

/s/ J. Dawson Cunningham	/s/ Karl J. Warnke
J. Dawson Cunningham, Director	Karl J. Warnke, Director,
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ William J. Ginn
William J. Ginn, Director
/s/ David E. Adante
David E. Adante, Executive Vice President,
Chief Financial Officer and Secretary
/s/ Douglas K. Hall	(Principal Financial Officer)
Douglas K. Hall, Director

/s/ Nicholas R. Sucic
/s/ Sandra W. Harbrecht	Nicholas R. Sucic, Vice President and Controller
Sandra W. Harbrecht, Director	(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	2003 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

3.2	1987 Amended and Restated Regulations of The Davey Tree Expert Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

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

10.10	Letter Agreement, dated November 27, 2009, between the Company and Robert A. Stefanko.	Filed Herewith

21	Subsidiaries of the Registrant.	Filed Herewith

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

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

YEAR ENDED DECEMBER 31, 2009

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)

THE DAVEY TREE EXPERT COMPANY

The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -- December 31, 2009 and 2008	F-3

Consolidated Statements of Operations -- Years ended December 31, 2009, 2008 and 2007	F-4

Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 2009, 2008 and 2007	F-6

Notes to Consolidated Financial Statements -- December 31, 2009
A – Our Business	F-7
B – Accounting Policies	F-7
C – Recent Accounting Guidance	F-10
D – Business Combinations	F-12
E – Accounts Receivable, Net	F-12

F – Supplemental Balance Sheet, Operating and Cash Flow Information	F-13
G – Identified Intangible Assets and Goodwill, Net	F-14
H – Financial Instruments and Fair Value Measurements	F-15
I – Short-Term and Long-Term Debt	F-18

J – Self-Insurance Accruals	F-19
K – Lease Obligations	F-20
L – Common Shares and Preferred Shares	F-20
M – The Davey 401KSOP and Employee Stock Ownership Plan	F-21

N – Stock-Based Compensation	F-22
O – Defined Benefit Pension Plans	F-26
P – Income Taxes	F-31
Q – Comprehensive Income (Loss)	F-33

R – Earnings Per Share	F-34
S – Operations by Business Segment and Geographic Information	F-34
T – Commitments and Contingencies	F-36
U – Quarterly Results of Operations (Unaudited)	F-37

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

List of Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 11, 2010

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,

	2009	2008
Assets
Current assets:
Cash	$2,395	$3,363
Accounts receivable, net	71,691	81,751
Operating supplies	4,968	5,520
Prepaid expenses	5,563	5,391
Other current assets	13,201	15,287
Total current assets	97,818	111,312

Property and equipment:
Land and land improvements	12,916	12,687
Buildings and leasehold improvements	24,784	24,337
Equipment	357,970	348,552
	395,670	385,576
Less accumulated depreciation	266,868	244,563
	128,802	141,013

Other assets	13,429	12,026
Identified intangible assets and goodwill, net	26,023	26,651
	$266,072	$291,002

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$7,981	$8,584
Accounts payable	26,166	29,869
Accrued expenses	26,124	29,171
Self-insurance accruals	21,045	22,069
Current portion of capital lease obligations	196	816
Total current liabilities	81,512	90,509

Long-term debt	45,843	60,187
Capital lease obligations	-	165
Self-insurance accruals	32,648	34,950
Other liabilities	8,846	10,408
	168,849	196,219

Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding as of
December 31, 2009 and 2008	21,457	21,457
Additional paid-in capital	328	4,848
Common shares subscribed, unissued	1,204	5,850
Retained earnings	165,293	153,464
Accumulated other comprehensive income (loss)	(4,949)	(9,633)
	183,333	175,986

Less: Cost of Common shares held in treasury: 6,885 in 2009 and 6,939 in 2008	86,084	80,356
Common shares subscription receivable	26	847

	97,223	94,783
	$266,072	$291,002

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,

	2009	2008	2007

Revenues	$562,111	$595,797	$506,138

Costs and expenses:
Operating	360,623	382,143	324,415
Selling	89,266	95,327	82,449
General and administrative	47,077	45,607	38,476
Depreciation	36,280	34,374	28,085
Amortization of intangible assets	1,677	1,482	1,148
Gain on sale of assets, net	(623)	(992)	(515)
	534,300	557,941	474,058

Income from operations	27,811	37,856	32,080

Other income (expense):
Interest expense	(2,380)	(3,417)	(3,422)
Interest income	25	220	404
Other	(1,880)	(2,920)	(542)

Income before income taxes	23,576	31,739	28,520

Income taxes	9,199	12,718	10,441

Net income	$14,377	$19,021	$18,079

Share data:
Earnings per share--basic	$.97	$1.21	$1.13

Earnings per share--diluted	$.92	$1.14	$1.07

Weighted-average shares outstanding:
Basic	14,866	15,784	15,992

Diluted	15,636	16,751	16,844

Dividends declared per share	$.1700	$.1700	$.1625

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount

Common shares
At beginning and end of year	21,457	$21,457	21,457	$21,457	21,457	$10,728

Additional paid-in capital
At beginning of year		4,848		7,953		5,453
Shares sold to employees		155		3,071		1,563
Shares issued in connection with stock split		-		(10,729)		-
Shares issued in connection with acquisition		-		5,254		-
Options exercised		(312)		(397)		(185)
Subscription shares, issued		(4,638)		(1,275)		(396)
Stock-based compensation		275		971		1,518

At end of year		328		4,848		7,953

Common shares subscribed, unissued
At beginning of year	975	5,850	1,262	7,571	1,394	8,369
Common shares, issued	(774)	(4,646)	(287)	(1,721)	(122)	(740)
Cancellations	-	-	-	-	(10)	(58)

At end of year	201	1,204	975	5,850	1,262	7,571

Retained earnings
At beginning of year		153,464		137,132		121,624
Net income		14,377		19,021		18,079
Dividends, $ .1625 per share		-		-		(2,571)
Dividends, $ .1700 per share		-		(2,689)		-
Dividends, $ .1700 per share		(2,548)		-		-

At end of year		165,293		153,464		137,132

Accumulated other comprehensive
income (loss), net of tax
At beginning of year		(9,633)		400		(3,025)
Currency translation adjustments		2,886		(3,806)		2,320
Net gain (loss) on interest rate contracts		217		(715)		(354)
Defined benefit pension plans		1,581		(5,512)		1,459

At end of year		(4,949)		(9,633)		400

Common shares held in treasury
At beginning of year	6,939	(80,356)	6,926	(67,310)	6,436	(57,654)
Shares purchased	1,410	(22,872)	1,921	(28,081)	1,176	(16,974)
Shares sold to employees	(558)	5,488	(606)	2,087	(478)	5,413
Shares issued in connection with acquisition	-	-	(930)	9,438	-	-
Options exercised	(132)	2,323	(85)	514	(84)	769
Subscription shares, issued	(774)	9,333	(287)	2,996	(124)	1,136

At end of year	6,885	(86,084)	6,939	(80,356)	6,926	(67,310)

Common shares subscription receivable
At beginning of year	(975)	(847)	(1,262)	(2,092)	(1,394)	(3,419)
Payments	774	821	287	1,245	122	1,275
Cancellations	-	-	-	-	10	52

At end of year	(201)	(26)	(975)	(847)	(1,262)	(2,092)

Common Shareholders' Equity at December 31	14,572	$97,223	14,518	$94,783	14,531	$94,382

Comprehensive Income
Net income		$14,377		$19,021		$18,079
Net other comprehensive income (loss)		4,684		(10,033)		3,425

Total comprehensive income		$19,061		$8,988		$21,504

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2009	2008	2007
Operating activities
Net income	$14,377	$19,021	$18,079

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,280	34,374	28,085
Amortization	1,677	1,482	1,148
Gain on sale of assets	(623)	(992)	(515)
Deferred income taxes	(1,141)	294	(2,100)
Other	1,057	(1,246)	48
Changes in operating assets and liabilities:
Accounts receivable	10,060	(1,327)	(1,582)
Accounts payable and accrued expenses	(6,753)	659	5,411
Self-insurance accruals	(3,326)	3,296	6,039
Other assets, net	1,930	(279)	(2,272)
	39,161	36,261	34,262

Net cash provided by operating activities	53,538	55,282	52,341

Investing activities
Capital expenditures:
Equipment	(21,431)	(36,171)	(32,670)
Land and buildings	(407)	(862)	(4,917)
Proceeds from sales of property and equipment	1,089	1,395	1,261
Purchases of businesses	(708)	(15,718)	(2,475)
Net cash used in investing activities	(21,457)	(51,356)	(38,801)

Financing activities
Revolving credit facility proceeds (payments), net	(13,900)	24,650	300
Borrowings (payments) of notes payable	(603)	2,348	49
Payments of long-term debt and capital leases	(1,650)	(5,129)	(3,455)
Purchase of common shares for treasury	(22,872)	(28,081)	(16,974)
Sale of common shares from treasury	7,703	5,274	7,554
Cash received on common share subscriptions	821	1,245	1,275
Dividends	(2,548)	(2,689)	(2,571)
Net cash used in financing activities	(33,049)	(2,382)	(13,822)

Increase (Decrease) in cash	(968)	1,544	(282)
Cash, beginning of year	3,363	1,819	2,101
Cash, end of year	$2,395	$3,363	$1,819

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2009
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

Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, self-insurance accruals, and revenue recognition. Actual results could differ from those estimates.

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
December 31, 2009
(In thousands, except share data)

B.  Accounting Policies (continued)

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one to ten years.

Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2009 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2009 that would impact this conclusion.

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

The self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Accordingly, the estimates of ultimate losses can change as claims mature. The accruals also are affected by changes in the number of new claims incurred and claim severity. The methods for estimating the ultimate losses and the total cost of claims were determined by external consulting actuaries; the resulting accruals are reviewed by management, and any adjustments arising from changes in estimates are reflected in income. The self-insurance accruals are based on estimates, and while management believes that the amounts accrued are adequate and not excessive, the ultimate claims may be in excess of or less than the amounts provided.

Stock-Based Compensation--Stock-based compensation cost for all share-based payment plans is measured at fair value on the date of grant and recognized over the employee service period on the straight-line recognition method for awards expected to vest. The fair value of all stock-based payment plans— stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units as well as our Employee Stock Purchase Plan—is determined by the number of awards granted and the price of our common stock. The fair value of each award is estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on historical volatility of our share prices and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.

Defined Benefit Pension Plans--We record annual expenses relating to our defined benefit pension plans based on calculations that include various actuarial assumptions, including discount rates and expected long-term rates of return on plan assets. Actuarial assumptions are reviewed annually with modifications made to the assumptions, if necessary, based on current rates and trends. The effects of the actuarial gains or losses are amortized over future service periods. The funded status (that is, the projected benefit obligation less the fair value of plan assets) for each plan is reported in our balance sheet using a December 31 measurement date. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss).

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

B.  Accounting Policies (continued)

Income Taxes--We compute taxes on income in accordance with the tax rules and regulations where the income is earned. The income tax rates imposed by these taxing authorities vary. Taxable income may differ from pretax income for financial reporting purposes. To the extent differences are due to revenue and expense items reported in one period for tax purposes and in another period for financial reporting purposes, provision for deferred taxes is made. Changes in tax rates and laws are reflected in income in the period when such changes are enacted.  We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination.

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

Accounts Receivable: Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk.  The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 11% of revenues during 2009, 11% during 2008 and 10% during 2007.  To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.

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
December 31, 2009
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

C.  Recent Accounting Guidance

New Accounting Standards Updates

The FASB Accounting Standards Codification--In June 2009, the Financial Accounting Standards Board (the “FASB”) issued its final Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 established the Accounting Standards Codification (the “Codification” or “FASB ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 established two levels of U.S. GAAP – authoritative and nonauthoritative – and was incorporated into the Codification at FASB ASC Topic 105, “Generally Accepted Accounting Principles.”

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

FASB ASC Topic 820, Fair Value Measurements--On January 1, 2009, we fully adopted, as required, FASB ASC Topic 820, “Fair Value Measurements”, which had no effect on our financial position, results of operations or cash flows.

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy, which prioritizes the inputs into three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

C.  Recent Accounting Guidance (continued)

FASB ASC Topic 815, Derivatives and Hedging Activities--In March 2008, the FASB issued new guidance, which is now a part of FASB ASC Topic 815, “Derivatives and Hedging Activities,” requiring entities to provide enhanced reporting relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the new guidance effective January 1, 2009. The reporting requirements are included in Note H, “Financial Instruments and Fair Value Measurements.”

FASB ASC Topic 825, Financial Instruments--We adopted the revisions to U.S. GAAP included in FASB ASC Topic 825, “Financial Instruments,” effective July 4, 2009, which requires information about the fair value of financial instruments in interim reporting periods as well as annual financial statements. The required information is included in Note H, “Financial Instruments and Fair Value Measurements.”  The adoption of the revised guidance in FASB ASC Topic 825 did not affect our financial position, results of operations or cash flows.

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

FASB ASC Topic 715, Compensation—Retirement Benefits--In December 2008, the FASB issued new guidance requiring enhanced information about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced information required is intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (referred to as Level 3 inputs) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The reporting requirements, now part of FASB ASC Topic 715, are included in Note O, “Defined Benefit Pension Plans.”

New Accounting Standards Update Not Yet Effective

FASB Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements--In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies input and valuation techniques. This ASU is effective for interim and annual periods beginning after December 15, 2009 (that is, the quarter ending April 3, 2010 for us), except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 (that is, the quarter ending April 2, 2011 for us) and for interim periods within those years. We are currently evaluating the impact of adopting the guidance as to any required disclosures.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

D.  Business Combinations

Our investments in businesses were: (a) $1,500 in 2009, including liabilities assumed of $42 and debt issued of $750; (b) $60,182 in 2008, including liabilities assumed of $23,478 and debt issued of $6,239; and (c) $4,612 in 2007, including liabilities assumed of $330 and debt issued of $1,807.

The net assets of the businesses acquired are accounted for under the purchase method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $506 in 2009 (all of which is deductible for tax purposes), $11,703 in 2008 (of which $1,797 is deductible for tax purposes and $9,906 is not deductible for tax purposes); and $1,820 in 2007 (all of which is deductible for tax purposes).

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition.  The effect of these acquisitions on our consolidated revenues and results of operations for the years ended December 31, 2009, 2008 or 2007 was not significant.

E.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	December 31,
	2009	2008

Accounts receivable	$66,703	$76,328
Receivables under contractual arrangements	7,044	7,858

	73,747	84,186
Less allowances for doubtful accounts	2,056	2,435

	$71,691	$81,751

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

F.  Supplemental Balance Sheet, Operating and Cash Flow Information

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2009	2008

Refundable income taxes	$3,805	$4,776
Deferred income taxes	7,845	7,674
Other	1,551	2,837
Total	$13,201	$15,287

	December 31,
Other assets, noncurrent	2009	2008

Deferred income taxes	$2,546	$4,317
Deposits	1,396	1,420
Assets invested for self-insurance	9,487	6,289
Total	$13,429	$12,026

	December 31,
Accrued expenses	2009	2008

Employee compensation	$11,335	$13,100
Accrued compensated absences	5,654	5,064
Self-insured medical claims	2,319	2,601
Customer advances, deposits	1,075	1,995
Taxes, other than income	1,932	1,803
Other	3,809	4,608
Total	$26,124	$29,171

	December 31,
Other liabilities, noncurrent	2009	2008

Pension and retirement plans	$6,124	$8,034
Other	2,722	2,374
Total	$8,846	$10,408

Other nonoperating income (expense), net, included in the statements of operations follows:

	Year ended December 31,
	2009	2008	2007

Other nonoperating expense, net	$(1,880)	$(2,920)	$(542)

Other nonoperating income (expense), net, includes foreign currency (i) gains of $176 for 2009, (ii) losses of $1,029 for 2008 and (iii) gains of $1,024 for 2007 on the intercompany balances of our Canadian operations.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

F.  Supplemental Balance Sheet, Operating and Cash Flow Information (continued)

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2009	2008	2007

Interest paid	$2,397	$3,434	$3,249
Income taxes paid, net	7,598	13,211	14,963

Noncash transactions:
Common shares, two-for-one split	$-	$10,729	$-
Debt issued for purchases of businesses	750	6,239	1,807
Common shares issued for purchase of business	-	14,692	-

Detail of acquisitions:
Assets acquired:
Cash	$-	$55	$-
Receivables	-	8,413	-
Operating supplies	-	897	-
Prepaid expense	-	339	-
Equipment	653	33,038	811
Deposits and other	-	917	-
Intangibles	847	16,523	3,801
Liabilities assumed	(42)	(23,478)	(330)
Debt issued for purchases of businesses	(750)	(6,239)	(1,807)
Common shares issued for purchase of business	-	(14,692)	-
Cash paid	$708	$15,773	$2,475

G.  Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	Weighted-
	Average	December 31, 2009		December 31, 2008
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	5.9 years	$9,181	$7,735	$8,971	$7,121
Employment-related	4.9 years	4,881	3,321	4,796	2,744
Tradenames	6.6 years	3,954	1,685	3,785	1,208

Total		18,016	$12,741	17,552	$11,073

Less accumulated amortization		12,741		11,073

Identified intangibles, net		5,275		6,479
Unamortized intangible assets:
Goodwill	Not amortized	20,748		20,172

		$26,023		$26,651

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

G.  Identified Intangible Assets and Goodwill, Net (continued)

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2009 follow:

	Balance at		Translation	Balance at
	January 1,		and Other	December 31,
	2009	Acquisitions	Adjustments	2009

Utility Services	$1,314	$-	$-	$1,314
Residential and Commercial Services	17,111	506	70	17,687
Resource Group	1,747	-	-	1,747
Total	$20,172	$506	$70	$20,748

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2009, in each of the next five years follows:

Estimated Future
Amortization Expense
Year ending December 31, 2010	$1,545
2011	1,300
2012	1,056
2013	697
2014	302

H.  Financial Instruments and Fair Value Measurements

Financial Instruments--The fair values of our current assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature.  The fair value of our assets invested for self-insurance, consisting of money market savings account deposits, approximates the carrying value and is classified as other assets, noncurrent.  Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Revolving credit facility, noncurrent	$41,550	$41,550	$55,450	$55,450

Term loans, noncurrent	4,293	4,267	4,737	4,703

Total	$45,843	$45,817	$60,187	$60,153

The carrying value of our revolving credit facility approximates fair value as the interest rates on the amounts outstanding are variable. The fair value of our term loans is determined based on expected future weighted-average interest rates with the same remaining maturities.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

H.  Financial Instruments and Fair Value Measurements (continued)

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

Interest Rate Swaps--As of December 31, 2009, we held interest rate swap contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2009, 2008 or 2007 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). No material amounts were recognized in the results of operations related to our interest rate swaps during 2009, 2008 or 2007.

We had two interest rate swaps with the notional value totaling $20,000 as of December 31, 2008 and, during the first quarter 2009, we entered into another interest rate swap, with the three interest rate swaps having a notional value totaling $30,000 as of December 31, 2009. The following summarizes the amount of the long-term debt hedged (which is the notional principal amount of the interest rate swaps), the percentage of long-term debt hedged and the gross fair value of the asset / (liability) position of the interest rate swaps.

	December 31,
	2009	2008

Amount of long-term debt hedged	$ 30,000	$ 20,000

Percentage of long-term debt	65%	33%

Gross fair value asset/(liability) position, classified as accrued expenses	$ (1,355)	$ (1,704)

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

H.  Financial Instruments and Fair Value Measurements (continued)

The following summarizes the amount of the gains (losses) recognized in other comprehensive income from the interest rate swaps.

	Year Ended December 31,
	2009	2008	2007
Derivatives in cash-flow hedging relationship

Interest rate swaps	$350	$(1,153)	$(570)

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.

Valuation Hierarchy--A valuation hierarchy is used for presentation of the inputs to measure fair value.  The hierarchy prioritizes the inputs into three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and December 31, 2008, were as follows:

		Fair Value Measurements at December 31, 2009 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets invested for self-insurance, classified as other assets, noncurrent	$9,487	$9,487	$-	$-

Liabilities:

Interest rate swaps, classified as accrued expenses	$1,355	$-	$1,355	$-
Deferred compensation	773	-	773	-

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

H.  Financial Instruments and Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2008 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Assets invested for self-insurance, classified as other assets, noncurrent	$6,289	$6,289	$-	$-

Liabilities:

Interest rate swaps, classified as accrued expenses	$1,704	$-	$1,704	$-
Deferred compensation	994	-	994	-

The fair values of our defined benefit pension plan assets at December 31, 2009 by asset category, using the three-level hierarchy of fair value inputs, are included in Note O, “Defined Benefit Pension Plans.”

I. Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2009	2008
Notes payable	$1,487	$1,220
Current portion of long-term debt	6,494	7,364
	$7,981	$8,584

At December 31, 2009, we also had unused short-term lines of credit with several banks totaling $9,482, generally at the banks' prime rate or LIBOR plus a margin adjustment of 1.0% or 1.75%.  Long-term debt consisted of the following:

	December 31,
	2009	2008
Revolving credit facility
Prime rate borrowings	$7,800	$3,700
LIBOR borrowings	30,000	47,000
Term loan	4,750	5,750
	42,550	56,450
Term loans	9,787	11,101
	52,337	67,551
Less current portion	6,494	7,364
	$45,843	$60,187

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

I. Short-Term and Long-Term Debt (continued)

Revolving Credit Facility--We have a $159,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $159,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization. Included in the credit facility is a $4,750 term loan which requires quarterly principal installments of $250, plus interest, and was a $7,000 seven-year term loan when entered into in November 2007.

As of December 31, 2009, we had unused commitments under the facility approximating $56,623, with $102,377 committed under the facility, consisting of borrowings of $42,550 (including the $4,750 term loan) and issued letters of credit of $59,827.  Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 3.51% at December 31, 2009 and 5.33% at December 31, 2008.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2009 were as follows: 2010--$6,494; 2011--$41,502; 2012--$1,730; 2013--$1,480; 2014--$1,131.

J.  Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2009	2008

Workers' compensation	$32,434	$33,264
Present value discount	3,026	3,050
	29,408	30,214
Vehicle liability	6,523	4,712
General liability	17,762	22,093
Total	53,693	57,019
Less current portion	21,045	22,069
Noncurrent portion	$32,648	$34,950

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2009	2008

Balance, beginning of year	$57,019	$48,963
Acquired businesses	-	4,760
Provision for claims	26,025	27,090
Payment of claims	29,351	23,794
Balance, end of year	$53,693	$57,019

Workers' compensation discount rate	3.85%	4.50%

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

K.  Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2009	2008
Equipment	$407	$511
Less accumulated amortization	201	227
	$206	$284

We also lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2009 were as follows:

	Lease Obligations
Minimum lease obligations	Capital	Operating

Year ending December 31, 2010	$200	$4,956
2011	-	3,430
2012	-	1,979
2013	-	1,333
2014	-	532
2015 and after	-	943
Total minimum lease payments	200	$13,173
Amounts representing interest	4
Present value of net minimum lease payments	196
Less current portion	196
Long-term capital lease obligations, December 31, 2009	$-

Total rent expense under all operating leases was $5,772 in 2009, $4,856 in 2008 and $3,643 in 2007.

L.  Common Shares and Preferred Shares

Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Common Shares--The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued was 21,456,880 during each of the three years in the period ended December 31, 2009. The number of shares in the treasury for each of the three years in the period ended December 31, 2009 was as follows: 2009--6,884,652;  2008--6,938,836;  and 2007--6,925,100.

Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. During 2009, purchases of common shares totaled 1,409,616 shares for $22,872 in cash; we also had direct sales to directors and employees of 271,384 shares for $2,457, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 63,727 shares to our 401(k) plan for $1,034 and issued 71,422 shares to participant accounts to satisfy our liability for the 2008 employer match in the amount of $1,166.  The liability accrued at December 31, 2009 for the 2009 employer match was $2,239. There were also 151,208 shares purchased during 2009 under the Employee Stock Purchase Plan.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

L.  Common Shares and Preferred Shares (continued)

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding.

	December 31,
	2009	2008

Shares outstanding, beginning of year	14,518,044	14,531,780

Shares purchased	(1,409,616)	(1,921,264)
Shares sold	557,741	605,428
Shares issued for purchase of business	-	929,890
Stock subscription offering, employee cash purchases	774,392	286,844
Options exercised	131,667	85,366
	54,184	(13,736)

Shares outstanding, end of year	14,572,228	14,518,044

On December 31, 2009, we had 14,572,228 common shares outstanding, employee and director options exercisable to purchase 1,002,551 common shares and partially-paid subscriptions for 200,658 common shares.

The partially-paid subscriptions relate to common shares purchased at $6.00 per share in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven-year promissory note for the balance due, with interest at 4.75% per year.  Promissory note payments, of both principal and interest, are made by annual lump-sum payments or payroll deductions, either monthly or biweekly.  The promissory notes are expected to be paid-in-full during the first quarter 2010 for stock subscription financing payments made by biweekly payroll deduction.  All other promissory notes have been paid or, in a few instances, canceled.  The promissory notes outstanding are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

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

M.  The Davey 401KSOP and Employee Stock Ownership Plan

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

M.  The Davey 401KSOP and Employee Stock Ownership Plan (continued)

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

During the fourth quarter of 2008, our Board of Directors approved an amendment to freeze the (i) Employee Retirement Plan and the (ii) Benefit Restoration Pension Plan, effective December 31, 2008, and enhanced benefits were implemented to our defined contribution savings plan—The Davey 401KSOP and ESOP—effective January 1, 2009. Our matching contributions to The Davey 401KSOP and ESOP (i) increased to a 2009 potential maximum of 100% of the first one percent and 50% of the next three percent―up to a four percent deferral―from (ii) the 2008 potential maximum of 50% of a three percent deferral (subject to the Internal Revenue Service limit of $16,500 in 2009 for employee contributions). This represents an increase in our potential maximum contribution from 1.5% to 2.5%.

Total compensation for these plans, consisting primarily of the employer match was $2,239 in 2009, $1,166 in 2008, and $1,107 in 2007.

N.  Stock-Based Compensation

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

Stock-Based Plans--The Stock Plan consolidates into a single plan provisions for the grant of stock options and other stock-based incentives and maintenance of the Employee Stock Purchase Plan. Prior to adoption of the Stock Plan and its predecessor, the 1994 Omnibus Stock Plan, we had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 3,200,000 during the ten-year term of the Stock Plan. Shares purchased since 1994 under the Employee Stock Purchase Plan were 3,454,393. With 2009 as the transition year, each continuing nonemployee director receives an annual award of 3,000 stock-settled stock appreciation rights that vest ratably over five years. Prior to the transition to stock-settled stock appreciation rights, each nonemployee director elected or appointed received a director option with the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant, exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan.  The grant of awards, other than director options, is at the discretion of the Compensation Committee of the Board of Directors.  Shares available for grant at December 31, 2009 were 793,814.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

N.  Stock-Based Compensation (continued)

Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2009	2008	2007

Compensation expense, all share-based payment plans	$1,307	$1,201	$1,520
Income tax benefit	329	304	442

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

	Year Ended December 31,
	2009	2008	2007

Number of employees participating	1,217	1,200	990

Shares purchased during the year	151,208	136,737	125,274

Weighted-average per share purchase price paid	$13.76	$13.70	$11.61

Cumulative shares purchased since 1982	8,074,201	7,922,993	7,786,256

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $367 in 2009, $331 in 2008 and $256 in 2007.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock-options awarded on or after January 1, 2006 were required to be measured at fair value. At December 31, 2009, there were 665,668 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $356 in 2009, $349 in 2008 and $343 in 2007.

Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2009, the Compensation Committee of the Board of Directors awarded 74,200 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and 5,222 SSARs awarded to nonemployee directors, which vest ratably over five years.  A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

N.  Stock-Based Compensation (continued)

The following table summarizes our SSARs as of December 31, 2009.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Stock-Settled	Number of	Award Date	Contractual	Compensation	Intrinsic
Stock Appreciation Rights	Rights	Value	Life	Cost	Value
Unvested, January 1, 2009	-	$-
Granted	79,422	2.82
Forfeited	(3,000)	2.56
Vested	(3,000)	2.84
Unvested, December 31, 2009	73,422	$2.83	4.0 years	$167	$1,175

Employee SSARs	71,200	$2.84	4.0 years	$162	$1,139
Nonemployee Director SSARs	2,222	$2.56	4.4 years	$5	$36

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period.  Compensation expense for stock appreciation rights totaled $57 in 2009.  There was no expense for stock appreciation rights in prior years.

Performance-Based Restricted Stock Units--During March 2009, the Compensation Committee of the Board of Directors awarded 30,856 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of December 31, 2009.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2009	123,980	$11.96
Granted	30,856	15.23
Forfeited	-	-
Vested	(36,170)	11.55

Unvested, December 31, 2009	118,666	$12.94	2.8 years	$ 761	$ 1,899

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $527 in 2009, $521 in 2008 and $921 in 2007.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

N.  Stock-Based Compensation (continued)

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected volatility rate	12.4%	12.8%	13.4%

Risk-free interest rate	2.9%	2.2%	4.6%

Expected dividend yield	1.5%	1.5%	1.5%

Expected life of awards (years)	9.4	7.4	5.0

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2009.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
Stock Options	Outstanding	Price	Life	Cost	Value
Outstanding, January 1, 2009	1,330,550	$8.63
Granted	137,000	16.00
Exercised	(134,999)	7.51
Forfeited	(9,000)	11.25
Outstanding, December 31, 2009	1,323,551	$9.49	5.3 years	$12,560	$8,616
Exercisable, December 31, 2009	1,002,551	$8.27	4.5 years		$7,750

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

N.  Stock-Based Compensation (continued)

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option.  Information regarding the stock options outstanding at December 31, 2009 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Stock Options	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$ 6.75	691,483	3.9 years	$6.75	691,483	$6.75
11.25	426,400	6.4 years	11.25	242,400	11.25
16.00	137,000	9.8 years	16.00	-	16.00
	1,254,883	5.4 years	9.29	933,883	7.92
Director options:
$7.85 to $16.40	68,668	3.2 years	13.11	68,668	13.11
	1,323,551	5.3 years	9.49	1,002,551	8.27

We issue common shares from treasury upon the exercise of stock options, stock-settled stock appreciation rights, performance-based restricted stock units or purchases under the Employee Stock Purchase Plan.

O.  Defined Benefit Pension Plans

We have four noncontributory defined benefit pension plans that cover certain of our U.S. employees. Plans include the Employee Retirement Plan (“ERP”) and another plan for bargaining employees not covered by union pension plans that provides benefits at a fixed monthly amount based upon length of service.  During May 2004, we adopted a Supplemental Executive Retirement Plan (“SERP”) and a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees. Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under our qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

The ERP includes participants that no longer accrue service-related benefits, but instead, may participate in the enhanced defined contribution plan—The Davey 401KSOP and ESOP. Because of the deterioration in the global stock and financial markets during 2008, the value of the assets held by our ERP was negatively affected. Given the lower asset values, it was anticipated that our cash flow and earnings in 2009 and beyond would be negatively affected, with the belief that the adverse financial impacts on us were far in excess of the benefits that would accrue to our employees. After careful consideration, during the fourth quarter 2008, our Board of Directors approved an amendment to freeze the ERP and the Restoration Plan, effective December 31, 2008 and implemented enhanced benefits to our defined contribution saving plan—The Davey 401KSOP and ESOP—effective January 1, 2009. The ERP was closed to new participants after December 2008.

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

O.  Defined Benefit Pension Plans (continued)

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2009	2008
Change in benefit obligation

Projected benefit obligation at beginning of year	$25,759	$25,532
Service cost	117	1,806
Interest cost	1,587	1,660
Curtailments	-	(2,906)
Actuarial loss	1,674	1,449
Benefits paid	(1,664)	(1,782)

Projected benefit obligation at end of year	$27,473	$25,759

Accumulated benefit obligation at end of year	$27,308	$25,604

	December 31,
	2009	2008
Change in fair value of plan assets

Fair value of plan assets at beginning of year	$19,013	$28,615
Actual return on plan assets	4,923	(8,195)
Employer contributions	149	375
Benefits paid	(1,664)	(1,782)

Fair value of plan assets at end of year	$22,421	$19,013

	December 31,
	2009	2008
Funded status of the plans

Fair value of plan assets	$22,421	$19,013
Projected benefit obligation	27,473	25,759
Funded status of the plans	$(5,052)	$(6,746)

	December 31,
	2009	2008
Amounts reported in the consolidated balance sheets

Current liability	$(17)	$(14)
Noncurrent liability	(5,035)	(6,732)
Funded status of the plans	$(5,052)	$(6,746)

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

O.  Defined Benefit Pension Plans (continued)

Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2009		At December 31, 2008
	Pretax	Net of Tax	Pretax	Net of Tax

Amounts reported in accumulated other comprehensive income

Unrecognized net actuarial loss	$9,969	$6,174	$12,574	$7,789
Unrecognized prior service cost	120	74	134	83
Unrecognized transition asset	(136)	(84)	(205)	(127)
	$9,953	$6,164	$12,503	$7,745

To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants. The total amount of unrecognized prior service cost and transition asset are also amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2010 is follows:

	Year Ending
	December 31, 2010
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year

Unrecognized net actuarial loss	$615	$381
Unrecognized prior service cost	13	8
Unrecognized transition asset	(69)	(42)
	$559	$347

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2009	2008
For pension plans with accumulated benefit obligations in excess of plan assets

Projected benefit obligation	$27,473	$25,759
Accumulated benefit obligation	27,308	25,604
Fair value of plan assets	22,421	19,013

The actuarial assumptions follow.  The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2009	2008	2007
Actuarial assumptions

Discount rate	6.00%	6.25%	6.25%
Expected long-term rate of return on plan assets	8.00	8.00	8.00
Rate of increase in future compensation levels	3.50	3.50	4.50

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

O.  Defined Benefit Pension Plans (continued)

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2009	2008	2007
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$117	$1,806	$1,581
Interest cost on projected benefit obligation	1,587	1,660	1,589
Expected return on plan assets	(1,485)	(2,245)	(2,146)
Curtailments	-	80	-
Settlements	-	-	72
Amortization of net actuarial loss	841	40	256
Amortization of prior service cost	14	31	32
Amortization of transition asset	(69)	(69)	(72)
Net pension expense of defined benefit pension plans	$1,005	$1,303	$1,312

In 2007, the post-retirement mortality table was updated to better anticipate future experience. “Settlements” in the above table reflects vested obligations fully-settled with former employees whose accrued benefits had a present value of less than $5.

Multiemployer Pension Plans Contributions--In addition to the Company-sponsored defined benefit plans, we contribute to several multiemployer plans. Total pension expense for multiemployer plans was $2,172 in 2009, $2,109 in 2008, and $2,004 in 2007.

Investment Strategy and Risk Management for Plan Assets--Our investment strategy is to manage the plan assets in order to pay retirement benefits to plan participants while minimizing our cash contributions over the life of the plans. This is accomplished by preserving capital through diversification in high-quality investments through the use of investment managers and mutual funds.  Performance of all investment managers and mutual funds is monitored quarterly and evaluated over rolling three-to-five year periods.

The plan assets are divided into asset classes that include equity, fixed income, and alternative investments and allocated among target allocations to include: (a) equities of a minimum 60% to a maximum of 70%; (b) fixed income and cash of a minimum 20% to a maximum of 30%; and, (c) alternative investments of a minimum of zero to a maximum of 10%. The purpose of the equity asset class is to provide a total return that simultaneously provides for growth in principal and current income while at the same time preserving the purchasing power of the plan assets, even though assets invested in equities have greater market volatility and risk.  The purpose of the fixed income asset class is to provide a deflation hedge, to reduce the overall volatility of plan assets and to produce current income in support of the needs of the plan.  The purpose of alternative investments is the diversification benefit of alternative strategies.

Equity assets are to be allocated within certain ranges among the asset categories of large cap growth, and value; small/midcap growth, and value; and international growth, and value.  Each of the equity asset categories are assigned to an appropriate asset manager or mutual fund.  Fixed income assets are allocated within a certain range to mutual funds of fixed income securities.  Alternative investment assets are allocated within a certain range to mutual funds and may include the use of leverage.  Short-selling, securities lending, financial futures, margins, options, and derivatives are not used.  Investments in nonmarketable securities, commodities, or direct ownership of real estate are prohibited.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

O.  Defined Benefit Pension Plans (continued)

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2009, was 8%.

Plan Assets--The fair values of our pension plan assets at December 31, 2009 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

	Total	Fair Value Measurements at December 31, 2009 Using:
	Carrying	Quoted prices	Significant	Significant
	Value at	in	other observable	unobservable
	December 31,	active markets	inputs	inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Asset Category

Cash	$569	$569	$-	$-
U.S. large-cap
Growth	3,052	3,052	-	-
Value	3,006	3,006	-	-
U.S. small/mid-cap
Growth	1,591	1,591	-	-
Value	1,842	1,842
International
Growth	2,898	2,898	-	-
Value	2,760	2,760	-	-
Fixed income	5,712	5,220	492
Alternative investments	991	991	-	-
	$22,421	$21,929	$492	$-

Expected Benefit Plan Contributions--We expect, as of December 31, 2009, to make defined-benefit contributions totaling $417 before December 31, 2010.

Expected Benefit Plan Payments--The benefits, as of December 31, 2009, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow:

Participants
Benefits

Estimated future payments

Year ending December 31, 2010	$1,166
2011	1,201
2012	1,237
2013	1,278
2014	1,331
Years 2015 to 2019	7,851

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

P.  Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2009	2008	2007

United States	$18,239	$27,033	$21,432
Canada	5,337	4,706	7,088
Total	$23,576	$31,739	$28,520

The provision for income taxes follows:

	Year Ended December 31,
	2009	2008	2007
Currently payable:
Federal	$5,598	$6,384	$9,629
State	1,404	1,850	1,333
Canadian	1,699	1,992	2,112

Total current	8,701	10,226	13,074
Deferred taxes	498	2,492	(2,633)
Total taxes on income	$9,199	$12,718	$10,441

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2009	2008	2007

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	3.9	2.9
Effect of Canadian income taxes	(.7)	.3	(.6)
All other, net	1.8	.9	(.7)

Effective income tax rate	39.0%	40.1%	36.6%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2009	2008
Deferred tax assets:
Accrued compensated absences	$1,197	$1,043
Self-insurance accruals	6,135	5,909
Other assets (liabilities), net	513	722
Net deferred income tax assets--current	$7,845	$7,674

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

P.  Income Taxes (continued)

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2009	2008
Deferred tax assets:
Self-insurance accruals	$13,738	$13,918
Intangibles	267	251
Accrued expenses and other liabilities	495	427
Accrued stock compensation	1,010	1,047
Defined benefit pension plans	1,682	2,417
Other future deductible amounts, net	1,489	1,349
	18,681	19,409
Deferred tax liabilities:
Property and equipment	16,135	15,092
	16,135	15,092
Net deferred income tax assets --noncurrent	$2,546	$4,317

We do not provide U.S. federal income taxes on the undistributed earnings of our Canadian operations, which are considered to be indefinitely reinvested, and the amount of such taxes that may be applicable is not readily determinable given the various tax planning alternatives that we could employ should we decide to repatriate those earnings.

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. Uncertain tax positions are recognized only if they are more-likely-than-not to be upheld during examination based on their technical merits.  The measurement of the uncertain tax position is based on the largest benefit amount that is more-likely-than-not (determined on a cumulative probability basis) to be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense may result.

The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2009	2008

Unrecognized tax benefits	$2,165	$1,910
Portion, if recognized, would reduce tax expense and effective tax rate	1,560	1,310
Accrued interest on unrecognized tax benefits	290	220
Accrued penalties on unrecognized benefits	-	-

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

P.  Income Taxes (continued)

The tax years from 2006 to 2009 generally remain open to examination by the major tax jurisdictions. The Company’s U.S. tax returns for 2007 and 2008 are currently being examined by the Internal Revenue Service, the 2007 Canadian tax return is being examined by Revenue Canada Agency, and other various state and province returns are also being examined.  As at December 31, 2009, we are unable to estimate the range of any reasonably possible increase or decrease in uncertain tax positions that may occur within the next twelve months resulting from the eventual outcome of the years currently under examination. However, we do not anticipate any such outcome will result in a material change to our financial condition or results of operations.

The changes in our unrecognized tax benefits are summarized in the table below.

	Year Ended December 31,
	2009	2008	2007

Balance, beginning of year	$1,910	$1,518	$1,832
Additions based on tax positions related to the current year	363	542	222
Additions for tax positions of prior years	972	705	187
Reductions for tax positions of prior years	(203)	-	(274)
Lapses in statutes of limitations	(877)	(855)	(449)
Balance, end of year	$2,165	$1,910	$1,518

Q.  Comprehensive Income (Loss)

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

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined	Accumulated
	Currency	Interest	Benefit	Other
	Translation	Rate	Pension	Comprehensive
	Adjustments	Contracts	Plans	Income/(Loss)
Balance at January 1, 2007	$655	$12	$(3,692)	$(3,025)
Unrealized gains (losses)	2,320	-	-	2,320
Unrealized losses in fair value	-	(570)	-	(570)
Unrecognized amounts from defined benefit pension plans	-	-	2,352	2,352
Tax effect	-	216	(893)	(677)
Net of tax amount	2,320	(354)	1,459	3,425

Balance at December 31, 2007	$2,975	$(342)	$(2,233)	$400
Unrealized gains (losses)	(3,806)	-	-	(3,806)
Unrealized losses in fair value	-	(1,153)	-	(1,153)
Unrecognized amounts from defined benefit pension plans	-	-	(8,900)	(8,900)
Tax effect	-	438	3,388	3,826
Net of tax amount	(3,806)	(715)	(5,512)	(10,033)

Balance at December 31, 2008	$(831)	$(1,057)	$(7,745)	$(9,633)
Unrealized gains (losses)	2,886	-	-	2,886
Unrealized gains in fair value	-	350	-	350
Unrecognized amounts from defined benefit pension plans	-	-	2,550	2,550
Tax effect	-	(133)	(969)	(1,102)
Net of tax amount	2,886	217	1,581	4,684

Balance at December 31, 2009	$2,055	$(840)	$(6,164)	$(4,949)

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

R.  Earnings Per Share

Earnings per share is computed as follows:

	Year Ended December 31,
	2009	2008	2007
Income available to common shareholders:
Net income	$14,377	$19,021	$18,079

Weighted-average shares:
Basic:
Outstanding	14,665,076	14,809,035	14,730,058
Partially-paid share subscriptions	200,658	975,050	1,261,894
Basic weighted-average shares	14,865,734	15,784,085	15,991,952

Diluted:
Basic from above	14,865,734	15,784,085	15,991,952
Incremental shares from assumed:
Exercise of stock subscription purchase rights	182,194	311,070	279,418
Exercise of stock options	588,217	655,424	572,860
Diluted weighted-average shares	15,636,145	16,750,579	16,844,230

Share data:
Earnings per share--basic	$.97	$1.21	$1.13
Earnings per share--diluted	$.92	$1.14	$1.07

S.  Operations by Business Segment and Geographic Information

Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services.

Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control. Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, is included in “All Other.”

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

S.  Operations by Business Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated
Fiscal Year 2009
Revenues	$291,306	$231,412	$39,393	$-		$562,111
Income (loss) from operations	17,992	9,969	6,426	(6,576)	(a)	27,811
Interest expense				(2,380)		(2,380)
Interest income				25		25
Other income (expense), net				(1,880)		(1,880)
Income before income taxes						$23,576

Depreciation	$19,775	$13,407	$1,393	$1,705	(b)	$36,280
Amortization	465	292	9	911		1,677
Capital expenditures	13,351	6,387	403	1,697		21,838
Segment assets, total	112,872	95,843	11,625	45,732	(c)	266,072

Fiscal Year 2008
Revenues	$308,245	$249,457	$38,095	$-		$595,797
Income (loss) from operations	21,624	17,786	6,142	(7,696)	(a)	37,856
Interest expense				(3,417)		(3,417)
Interest income				220		220
Other income (expense), net				(2,920)		(2,920)
Income before income taxes						$31,739

Depreciation	$17,932	$12,171	$1,378	$2,893	(b)	$34,374
Amortization	372	208	9	893		1,482
Capital expenditures	29,829	5,162	757	1,285		37,033
Segment assets, total	129,922	98,422	12,150	50,508	(c)	291,002

Fiscal Year 2007
Revenues	$247,754	$222,756	$35,628	$-		$506,138
Income (loss) from operations	16,145	20,096	5,984	(10,145)	(a)	32,080
Interest expense				(3,422)		(3,422)
Interest income				404		404
Other income (expense), net				(542)		(542)
Income before income taxes						$28,520

Depreciation	$13,949	$9,730	$1,123	$3,283	(b)	$28,085
Amortization	-	153	77	918		1,148
Capital expenditures	18,343	13,052	1,192	5,000		37,587
Segment assets, total	96,929	73,441	11,167	50,112	(c)	231,649

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.
(b)	Reduction to straight-line depreciation expense from declining balance method and depreciation and amortization of corporate assets.
(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems, intangibles, and deferred and other nonoperating assets.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

S.  Operations by Business Segment and Geographic Information (continued)

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2009	2008	2007
Revenues
United States	$507,257	$535,308	$451,078
Canada	54,854	60,489	55,060

	$562,111	$595,797	$506,138

	December 31,
	2009	2008	2007
Long-lived assets, net
United States	$93,559	$130,228	$102,966
Canada	15,039	15,069	17,003
	$108,598	$145,297	$119,969

T.  Commitments and Contingencies

At December 31, 2009, we were contingently liable to our principal banks in the amount of $62,282 for letters of credit outstanding primarily related to insurance coverage.

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2009
(In thousands, except share data)

U.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2009 and 2008.

	Fiscal 2009, Three Months Ended
	Apr 4	Jul 4	Oct 3	Dec 31
Revenues	$128,222	$155,980	$149,272	$128,637
Gross profit	41,124	59,525	53,482	47,357
Income (loss) from operations	(1,910)	15,502	9,479	4,740
Net income (loss)	(2,037)	8,939	4,965	2,510

Net income (loss) per share -- Basic	$(.14)	$.61	$.33	$.98
Net income (loss) per share -- Diluted	$(.14)	$.57	$.32	$.94
ESOT Valuation per share	$16.40	$16.40	$16.00	$16.60

	Fiscal 2008, Three Months Ended
	Mar 29	Jun 28	Sept 27	Dec 31
Revenues	$115,599	$158,826	$173,559	$147,813
Gross profit	36,278	58,011	63,122	56,243
Income (loss) from operations	(940)	17,165	12,772	8,859
Net income (loss)	(1,334)	9,623	6,894	3,838

Net income (loss) per share -- Basic	$(.09)	$.65	$.44	$.25
Net income (loss) per share -- Diluted	$(.09)	$.62	$.42	$.24
ESOT Valuation per share	$15.80	$15.80	$16.40	$16.40

Fourth quarters 2009 and 2008 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2009 and 2008 by approximately $6,202 and $7,355, respectively.

*  *  *  *  *