Form 10-Q
period 2010-04-03
DAVEY TREE EXPERT CO
filed 2010-05-05
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

There were 14,781,488 Common Shares, $1.00 par value, outstanding  as of April 30, 2010.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 3, 2010

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 3,	December 31,
	2010	2009
Assets
Current assets:
Cash	$2,732	$2,395
Accounts receivable, net	75,339	71,691
Operating supplies	5,634	4,968
Other current assets	19,930	18,764
Total current assets	103,635	97,818

Property and equipment	405,819	395,670
Less accumulated depreciation	275,927	266,868
	129,892	128,802

Other assets	14,304	13,429
Identified intangible assets and goodwill, net	25,652	26,023
	$273,483	$266,072

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$23,414	$26,166
Accrued expenses	19,826	26,124
Other current liabilities	27,101	29,222
Total current liabilities	70,341	81,512

Long-term debt	65,212	45,843
Self-insurance accruals	33,807	32,648
Other noncurrent liabilities	8,963	8,846
	178,323	168,849

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	-	328
Common shares subscribed, unissued	42	1,204
Retained earnings	160,206	165,293
Accumulated other comprehensive loss	(3,923)	(4,949)
	177,782	183,333

Less: Cost of Common shares held in treasury; 6,568 shares at April 3, 2010 and 6,885 shares at December 31, 2009	82,620	86,084
Common shares subscription receivable	2	26

	95,160	97,223
	$273,483	$266,072

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Revenues	$124,478	$128,222

Costs and expenses:
Operating	88,551	87,098
Selling	21,434	21,215
General and administrative	11,007	12,470
Depreciation and amortization	8,944	9,365
Loss (gain) on sale of assets, net	181	(16)
	130,117	130,132

Loss from operations	(5,639)	(1,910)

Other income (expense):
Interest expense	(500)	(596)
Interest income	17	6
Other, net	(738)	(495)

Loss before income taxes	(6,860)	(2,995)

Income tax benefits	(2,765)	(958)

Net loss	$(4,095)	$(2,037)

Net loss per share -- basic and diluted	$(.28)	$(.14)

Weighted-average shares outstanding -- basic and diluted	14,606	14,761

Dividends declared per share	$.043	$.043

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 3,	April 4,
	2010	2009
Operating activities
Net loss	$(4,095)	$(2,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,944	9,365
Other	577	518
Changes in operating assets and liabilities:
Accounts receivable	(3,648)	8,888
Operating liabilities	(7,578)	(10,168)
Other	(2,422)	(2,825)
	(4,127)	5,778

Net cash provided by (used in) operating activities	(8,222)	3,741

Investing activities
Capital expenditures:
Equipment	(9,212)	(8,000)
Land and buildings	(119)	(88)
Purchases of businesses	-	(708)
Other	145	107
Net cash used in investing activities	(9,186)	(8,689)

Financing activities
Revolving credit facility proceeds, net	21,550	7,350
Purchase of common shares for treasury	(1,973)	(2,140)
Sale of common shares from treasury	3,416	3,175
Dividends	(633)	(661)
Other	(4,615)	(3,995)
Net cash provided by financing activities	17,745	3,729

Decrease in cash	337	(1,219)

Cash, beginning of period	2,395	3,363
Cash, end of period	$2,732	$2,144

Supplemental cash flow information follows:

Interest paid	$793	$826
Income taxes paid	636	1,009

Detail of acquisitions:
Assets acquired:
Receivables	$-	$-
Equipment	-	653
Intangibles	-	847
Prepaids	-	-
Liabilities assumed	-	(42)
Debt issued for purchases of businesses	-	(750)
Cash paid	$-	$708

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
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

Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. Our consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, self-insurance accruals, income taxes and revenue recognition. Actual results could differ from those estimates.

Interim Results of Operations--Interim results may not be indicative of calendar year performance because of seasonal and short-term variations.

Recent Accounting Guidance

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

The Codification simplifies user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into a single source arranged by topic within a consistent structure. Following FAS 168, the FASB issues new standards in the form of Accounting Standards Updates (Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts are no longer issued). The FASB does not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

In the description of the Accounting Standards Update that follows, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements--In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements for transfers in and out of Levels 1 and 2, requires separate disclosures for activity relating to Level 3 measurements, and clarifies input and valuation techniques. This ASU was effective for interim and annual periods beginning after December 15, 2009 (that is, the quarter ended April 3, 2010 for us), except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 (that is, the quarter ending April 2, 2011 for us) and for interim periods within those years. The adoption of the revised guidance in FASB ASC Topic 820 did not affect our financial position, results of operations or cash flows.

B.	Seasonality of Business

Due to the seasonality of our business, our operating results for the three months ended April 3, 2010 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2010. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net

Our accounts receivable, net, consisted of the following:

	April 3,	December 31,
	2010	2009

Accounts receivable	$66,601	$66,703
Receivables under contractual arrangements	10,623	7,044

	77,224	73,747
Less allowances for doubtful accounts	1,885	2,056

	$75,339	$71,691

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

D.	Identified Intangible Assets and Goodwill, Net

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	April 3, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$9,184	$7,876	$9,181	$7,735
Employment-related	4,886	3,462	4,881	3,321
Tradenames	3,956	1,805	3,954	1,685

Amortized intangible assets	$18,026	$13,143	$18,016	$12,741

Less accumulated amortization	13,143		12,741

Identified intangibles, net	4,883		5,275

Unamortized intangible assets:
Goodwill Not amortized	20,769		20,748

	$25,652		$26,023

E.	Long-Term Debt

Our long-term debt consisted of the following:

	April 3,	December 31,
	2010	2009
Revolving credit facility
Prime rate borrowings	$9,600	$7,800
LIBOR borrowings	50,000	30,000
Term loan	4,500	4,750
	64,100	42,550
Term loans	6,116	9,787
	70,216	52,337
Less current portion	5,004	6,494
	$65,212	$45,843

Revolving Credit Facility--We have a $159,000 revolving credit facility with a group of banks, which will expire in December 2011 and permits borrowings, as defined, up to $159,000 with a letter of credit sublimit of $100,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.  The $4,500 term loan included in the credit facility requires quarterly principal installments of $250, plus interest, and was a $7,000 seven-year term loan when entered into in November 2007.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

E.	Long-Term Debt (continued)

As of April 3, 2010, we had unused commitments under the facility approximating $36,783, with $122,217 committed, consisting of borrowings of $64,100 (including the $4,500 term loan) and issued letters of credit of $58,117. Borrowings outstanding bear interest, at Davey Tree’s option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009

Compensation expense, all share-based payment plans	$311	$242

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $90 being recognized for the three months ended April 3, 2010 and $80 for the three months ended April 4, 2009.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At April 3, 2010, there were 665,668 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $87 for the three months ended April 3, 2010 and $80 for the three months ended April 4, 2009.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Stock-Settled Stock Appreciation Rights--During the three months ended April 3, 2010, the Compensation Committee of the Board of Directors awarded 79,200 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of April 3, 2010.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Stock-Settled	Number of	Award Date	Contractual	Compensation	Intrinsic
Stock Appreciation Rights	Rights	Value	Life	Cost	Value

Unvested, January 1, 2010	73,422	$2.83
Granted	79,200	3.82
Forfeited	-
Vested	(14,840)	2.84
Unvested, April 3, 2010	137,782	$3.40	4.3 years	$444	$2,287

Employee SSARs	135,560	$3.41	4.3 years	$439	$2,250
Nonemployee Director SSARs	2,222	$2.56	4.2 years	$5	$37

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $26 for the three months ended April 3, 2010.  There was no expense for stock appreciation rights in the first three months of 2009.

Performance-Based Restricted Stock Units--During the first three months of 2010, the Compensation Committee of the Board of Directors awarded 27,574 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of April 3, 2010.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2010	118,666	$12.94
Granted	29,038	15.42
Forfeited	-
Vested	(23,132)	10.34

Unvested, April 3, 2010	124,572	$14.00	3.2 years	$ 1,101	$ 2,068

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $108 for the three months ended April 3, 2010 and $82 for the three months ended April 4, 2009.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	April 3,	April 4,
	2010	2009

Volatility rate	12.2%	12.5%

Risk-free interest rate	3.5%	2.3%

Expected dividend yield	1.5%	1.5%

Expected life of awards (years)	8.7	8.5

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 3, 2010.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
Stock Options	Outstanding	Price	Life	Cost	Value

Outstanding, January 1, 2010	1,323,551	$9.49
Granted	-	-
Exercised	(75,000)	8.43
Forfeited	-	-
Outstanding, April 3, 2010	1,248,551	$9.55	5.1 years	$11,924	$8,802

Exercisable, April 3, 2010	927,551	$8.26	4.2 years		$7,736

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at April 3, 2010 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Stock Options	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$6.75	644,483	3.7 years	$6.75	644,483	$6.75
11.25	406,400	6.2 years	11.25	222,400	11.25
16.00	137,000	9.6 years	16.00	-	16.00
	1,187,883	5.2 years	9.36	866,883	7.90
Director options:
$7.85 to $16.40	60,668	3.0 years	13.36	60,668	13.36
	1,248,551	5.1 years	9.55	927,551	8.26

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended
	April 3,	April 4,
	2010	2009
Components of pension cost

Service costs--increase in benefit obligation earned	$33	$29
Interest cost on projected benefit obligation	406	397
Expected return on plan assets	(442)	(371)
Amortization of net actuarial loss	154	210
Amortization of prior service cost	3	3
Amortization of transition asset	(17)	(17)
Net pension cost of defined-benefit pension plans	$137	$251

Employer Contributions--Contributions of $33 were made to our defined-benefit pension plans during the three months ended April 3, 2010.  We expect, as of April 3, 2010, to make additional defined-benefit plan contributions totaling $393 before December 31, 2010.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

H.	Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2010 annual effective tax rate is estimated to be 40.3%.  Our annual effective tax rate for 2009 was 39.0%.

At December 31, 2009 we had unrecognized tax benefits of $2,165, of which $1,560 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $290. At April 3, 2010, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments. The tax years from 2006 to 2009 generally remain open to examination by the major tax jurisdictions. The Company’s U.S. tax returns for 2007 and 2008 are currently being examined by the Internal Revenue Service, the 2007 Canadian tax return is being examined by the Revenue Canada Agency, and various other state and provincial returns are also being examined. As at April 3, 2010, we are unable to estimate the range of any reasonably possible increase or decrease in uncertain tax positions that may occur within the next twelve months resulting from the eventual outcome of the years currently under examination. However, we do not anticipate any such outcome will result in a material change to our financial condition or results of operations.

I.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and defined-benefit pension plan adjustments. The components of comprehensive income (loss) follow:

	Three Months Ended
	April 3,	April 4,
	2010	2009
Comprehensive Loss
Net loss	$(4,095)	$(2,037)
Other comprehensive income (loss)
Currency translation adjustments	980	(249)
Interest rate swaps, change in fair value	(66)	(92)
Defined benefit pension plans -- amortization of net actuarial loss, prior service cost and transition asset	140	196
Other comprehensive income (loss), before income taxes	1,054	(145)
Income tax benefit (expense), related to items of other comprehensive income	(28)	(39)
Other comprehensive income (loss)	1,026	(184)

Comprehensive loss	$(3,069)	$(2,221)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

I.	Comprehensive Income (Loss) (continued)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined	Accumulated
	Currency	Interest	Benefit	Other
	Translation	Rate	Pension	Comprehensive
	Adjustments	Contracts	Plans	Income (Loss)
Balance at January 1, 2010	$2,055	$(840)	$(6,164)	$(4,949)
Unrealized gains	980	-	-	980
Unrealized losses in fair value	-	(66)	-	(66)
Unrecognized amounts from defined benefit pension plans	-	-	140	140
Tax effect	-	25	(53)	(28)
Net of tax amount	980	(41)	87	1,026

Balance at April 3, 2010	3,035	(881)	(6,077)	(3,923)

J.	Per Share Amounts and Common Shares Outstanding

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

	Three Months Ended
	April 3,	April 4,
	2010	2009
Loss available to common shareholders:
Net loss	$(4,095)	$(2,037)

Weighted-average shares:
Basic:
Outstanding	14,603,790	14,541,931
Partially-paid share subscriptions	1,724	219,136
Basic weighted-average shares	14,605,514	14,761,067

Diluted:
Basic from above	14,605,514	14,761,067
Incremental shares from assumed:
Exercise of stock subscription purchase rights	-	314,450
Exercise of stock options	551,041	629,295
Diluted weighted-average shares	15,156,555	15,704,812

Net loss per share -- basic and diluted	$(.28)	$(.14)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended April 3, 2010 follows:

Shares outstanding at January 1, 2010	14,572,228

Shares purchased	(120,332)
Shares sold	161,391
Stock subscription offering, employee cash purchases	193,554
Options exercised	81,914
316,527

Shares outstanding at April 3, 2010	14,888,755

On April 3, 2010, we had 14,888,755 common shares outstanding, employee and director options exercisable to purchase 927,551 common shares and partially-paid subscriptions for 6,990 common shares.

The partially-paid share subscriptions relate to common shares purchased at $6.00 per share in connection with the stock subscription offering completed in August 2002, whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven-year promissory note for the balance due, with interest at 4.75% per year. The promissory notes are expected to be paid-in-full during the second quarter 2010 for stock subscription financing payments made by biweekly payroll deduction. All other promissory notes have been paid or, in a few instances, canceled. The promissory notes outstanding are collateralized with the common shares subscribed and the common shares are only issued when the related promissory note is paid-in-full.  Dividends are paid on all unissued subscribed shares.

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

K.	Operations by Business Segment

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

K.	Operations by Business Segment (continued)

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in the 2009 Annual Report.

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated

Three Months Ended April 3, 2010
Revenues	$69,818	$45,747	$8,913	$-		$124,478
Income (loss) from operations	1,171	(4,802)	(1,501)	(507)	(a)	(5,639)
Interest expense				(500)		(500)
Interest income				17		17
Other income (expense), net				(738)		(738)
Loss before income taxes						$(6,860)

Segment assets, total	116,065	95,426	10,853	51,139	(b)	273,483

Three Months Ended April 4, 2009
Revenues	$74,635	$43,994	$9,593	$-		$128,222
Income (loss) from operations	5,145	(5,754)	(825)	(476)	(a)	(1,910)
Interest expense				(596)		(596)
Interest income				6		6
Other income (expense), net				(495)		(495)
Loss before income taxes						$(2,995)
Segment assets, total	120,618	99,498	12,651	49,927	(b)	282,694

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a) Reclassification of depreciation expense and allocation of corporate expenses.
(b) Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

L.	Fair Value Measurements and Derivative Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable, and able and willing to transact for the asset or liability.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Derivative Financial Instruments (continued)

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

Our assets and liabilities measured at fair value on a recurring basis at April 3, 2010, were as follows:

		Fair Value Measurements at April 3, 2010 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	April 3, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Assets invested for self-insurance	$10,379	$10,379	$-	$-

Liabilities:
Interest rate swaps, classified as accrued expenses	$1,420	$-	$1,420	$-
Deferred compensation	820	-	820	-

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first quarter ended April 3, 2010.

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

		Fair Value Measurements at December 31, 2009 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Assets invested for self-insurance,
classified as other assets, noncurrent	$9,487	$9,487	$-	$-

Liabilities:
Interest rate swaps, clssified as accrued expenses	$1,355	$-	$1,355	$-
Deferred compensation	773	-	773	-

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Derivative Financial Instruments (continued)

Fair Value Disclosures--Our noncurrent liabilities carried at historical cost and their estimated fair values were as follows:

	April 3, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Revolving credit facility, noncurrent	$63,100	$63,100	$41,550	$41,550
Term loans, noncurrent	2,112	2,087	4,293	4,267

Total	$65,212	$65,187	$45,843	$45,817

The carrying value of our revolving credit facility approximates fair value as the interest rates on the amounts outstanding are variable. The fair value of our term loans is determined based on expected future weighted average interest rates with the same remaining maturities. The fair values of our current assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature.

Derivative Financial Instruments and Market Risk

In the normal course of business, we are exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates.  We do not hold or issue derivative financial instruments for trading or speculative purposes. We manage interest rate risk by using derivative financial instruments, specifically interest rate swap contracts.

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

Interest Rate Swaps--As of April 3, 2010, we held interest rate swap contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2010 or 2009 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). No material amounts were recognized in the results of operations related to our interest rate swaps during 2010 or 2009.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2010
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Derivative Financial Instruments (continued)

We had three interest rate swaps with the notional value totaling $30,000 as of April 3, 2010. The following summarizes the amount of the long-term debt hedged (which is the notional principal amount of the interest rate swaps), the percentage of long-term debt hedged and the gross fair value of the asset / (liability) position of the interest rate swaps.

	April 3,	December 31,
	2010	2009

Amount of long-term debt hedged	$30,000	$30,000

Percentage of long-term debt	46%	65%

Gross fair value asset/(liability) position, classified as accrued expenses	$(1,420)	$(1,355)

The following summarizes the amount of the losses recognized in other comprehensive income from the interest rate swaps for the three months ended April 3, 2010 and April 4, 2009:

	Three Months Ended
	April 3,	April 4,
	2010	2009
Derivatives in cash-flow hedging relationship

Interest rate swaps	$(66)	$(92)

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying condensed consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations.

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

	Three Months Ended
	April 3,	April 4,	Percentage
	2010	2009	Change

Revenues	100.0%	100.0%	(2.9%)

Costs and expenses:
Operating	71.1	67.9	1.7
Selling	17.3	16.6	1.0
General and administrative	8.8	9.7	(11.7)
Depreciation and amortization	7.2	7.3	(4.5)
Gain on sale of assets, net	-	-	nm

Loss from operations	(4.5)	(1.5)	195.2

Other income (expense):
Interest expense	(.3)	(.4)	(16.1)
Interest income	-	-	nm
Other, net	(.6)	(.4)	49.1

Loss before income taxes	(5.5)	(2.3)	129.0

Income tax benefits	(2.2)	(.7)	188.5

Net loss	(3.3%)	(1.6%)	101.1%

nm--not meaningful

First Quarter—Three Months Ended April 3, 2010 Compared to Three Months Ended April 4, 2009

Our results of operations for the three months ended April 3, 2010 compared to the three months ended April 4, 2009 follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009	Change	% Change

Revenues	$124,478	$128,222	$(3,744)	(2.9%)

Costs and expenses:
Operating	88,551	87,098	1,453	1.7
Selling	21,434	21,215	219	1.0
General and administrative	11,007	12,470	(1,463)	(11.7)
Depreciation and amortization	8,944	9,365	(421)	(4.5)
Gain on sale of assets, net	181	(16)	197	nm
	130,117	130,132	(15)	-

Loss from operations	(5,639)	(1,910)	(3,729)	195.2

Other income (expense):
Interest expense	(500)	(596)	96	(16.1)
Interest income	17	6	11	nm
Other, net	(738)	(495)	(243)	49.1

Loss before income taxes	(6,860)	(2,995)	(3,865)	129.0

Income tax benefits	(2,765)	(958)	(1,806)	188.5

Net loss	$(4,095)	$(2,037)	$(2,059)	101.1%

nm--not meaningful

Revenues--Revenues of $124,478 decreased $3,744 compared with $128,222 in the first quarter 2009. Utility Services decreased $4,817 or 6.5% compared with the first quarter 2009. Reductions on existing contracts within our U.S. operations, and reductions in production incentive revenue account for the decrease. Residential and Commercial Services increased $1,753 to $45,747 from the first quarter 2009.  Although we continue to see lower customer demand for tree surgery and landscape services as a result of the current economic conditions, our revenues were favorably impacted by the winter storms that occurred during February and March across the eastern part of the U.S.  Total consolidated revenue of $124,478 includes production incentive revenue, recognized under the completed-performance method, of $1,946 during the first quarter 2010 compared with $4,059 during the first quarter 2009.

Operating Expenses--Operating expenses of $88,551 increased $1,453 compared with the first quarter 2009 and, as a percentage of revenues, increased 3.2% to 71.1%. Utility Services decreased $983 or 1.8% compared with the first quarter 2009. Decreases in labor and benefits expense, equipment repair expense, crew expenses and material expense associated with the decrease in revenues, were partially offset by increases in fuel expense and tools expense. Residential and Commercial Services increased $2,254 or 8.9% compared with the first quarter 2009 and, as a percentage of revenues, increased 2.7% to 60.2%. Increased labor expense, subcontractor expense and fuel expense, the result of the increased revenues, were partially offset by reductions in equipment maintenance expense and material expense.

Fuel costs increased during the first quarter 2010 as compared with fuel costs for the first quarter 2009 and impacted operating expenses within all segments.  During the first quarter 2010, fuel expense of $4,989 increased $852, or 20.6%, from the $4,137 incurred in the first quarter 2009.

Index

Selling Expenses--Selling expenses of $21,434 increased $219 compared with the first quarter 2009 and as a percentage of revenues increased .7% to 17.3%. Utility Services experienced a decrease of $263 or 4.3% from the first quarter 2009. Reductions in field management wages and incentive expense, field management travel expense, branch office expenses and employee development expenses were partially offset by increases in vehicle expense and computer expenses. Residential and Commercial Services experienced an increase of $630 or 4.5% over the first quarter 2009. Increases in field management wages and incentive expense, field management travel expense and office rent and utilities expense were partially offset by reductions in field management auto expense and sales and marketing expenses.

General and Administrative Expenses--General and administrative expenses of $11,007 decreased $1,463 from $12,470 in the first quarter 2009. Decreases in salary and incentive expense, professional service expense, travel expense, personal development expense and pension expense were partially offset by increases in communications expense, postage expense and stock-based compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $8,944 decreased $421 from $9,365 in the first quarter of 2009 and, as a percentage of revenues, decreased .1% to 7.2%.  The decrease is attributable to a reduction in capital expenditures from the purchases of businesses.

Loss on the Sale of Assets, Net--Loss on the sale of assets was $181 for the first quarter 2010 as compared with a gain of $16 in the first quarter 2009.  The decrease is the result of a decline in the number of units disposed as well as a change in the mix of units sold in the first quarter 2010 as compared with the first quarter 2009.

Interest Expense--Interest expense of $500 decreased $96 from the $596 incurred in the first quarter 2009. The decrease is attributable to lower average debt levels during the first quarter 2010 as compared to the first quarter 2009.

Other, Net--Other, net, of $738 increased $243 from the $495 incurred in the first quarter 2009 and consisted of nonoperating income and expense, primarily foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax benefits for the first quarter 2010 were $2,765, as compared to $958 for the first quarter 2009.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2010 annual effective tax rate is estimated to be 40.3%. Our annual effective tax rate for 2009 was 38.3%.

Net Loss--Net loss of $4,095 for the first quarter 2010 was $2,059 more than the $2,037 loss experienced in the first quarter 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2010 and April 4, 2009, are summarized as follows:

	2010	2009
Cash provided by (used in):
Operating activities	$(8,222)	$3,741
Investing activities	(9,186)	(8,689)
Financing activites	17,745	3,729
Decrease in cash	$337	$(1,219)

Index

Cash Used by Operating Activities--Cash used by operating activities was $8,222 for the first three months of 2010, $11,963 more than the $3,741 provided in the first three months of 2009. The decrease in operating cash flow was primarily attributable to $9,543 more cash used for operating assets and liabilities and a decrease in depreciation and amortization of $421.

Overall, accounts receivable dollars increased $3,648 during the first three months of 2010, as compared to the $8,888 decrease experienced in the first three months of 2009. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of the first three months of 2010 increased three days to 55 days, as compared to the end of the first three months of 2009. The DSO at April 4, 2009 was 52 days. The increase in DSO to 55 as at April 3, 2010, as compared with DSO of 51 as at December 31, 2009, was primarily due to increases in receivables under contractual arrangements with certain Residential and Commercial institutional customers related to the winter storms in the eastern part of the U.S. as well as selected Utility Services customers.

Operating liabilities decreased $7,578 in the first three months of 2010, $2,590 less than the $10,168 decrease in the first three months of 2009. Accounts payable and accrued expenses decreased $9,050 during the first three months of 2010 as compared with a decrease of $12,594 for the first three months of 2009. Decreases in employee compensation, trade payables, 401KSOP liabilities and accrued interest were partially offset by increases in compensated-absence accruals and accrued employee vacation expense, professional services, self-insured medical claims and advance payments from customers.  Self-insurance accruals increased $1,472 in the first three months of 2010, which was $954 less than the increase of $2,426 experienced in the first three months of 2009. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

Other, net, increased $2,422 in the first three months of 2010, $403 less than the $2,825 increase for the first three months of 2009.  The increase is attributable to increases in tax deposits and operating supplies,  partially offset by a reduction in prepaid expenses.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2010 was $9,186, or $497 more than the $8,689 used during the first three months of 2009. The increase was a result of increased capital expenditures for equipment related to our business operations.

Cash Provided by Financing Activities--Cash provided by financing activities of $17,745 increased $14,016 during the first three months of 2010 as compared with the $3,729 of cash provided during the first three months of 2009. During the first three months of 2010, we had borrowings under our revolving credit facility of $21,550, as compared with the $7,350 borrowed during the first three months of 2009. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Treasury share transactions (purchases and sales) provided $408 more cash than the $1,035 provided in the first three months of 2009. Dividends paid of $633 decreased $28, as compared with $661 paid in the first three months of 2009.

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

Index

As of April 3, 2010, our unused commitments under the facility approximated $36,783, with $122,217 committed, consisting of borrowings of $64,100 and issued letters of credit of $58,117.  Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission (“SEC”) Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at April 3, 2010, to make future payments for the periods indicated.

		Nine
		Months Ending
		December 31,	Year Ending December 31,
Description	Total	2010	2011	2012	2013	2014	Thereafter

Revolving credit facility	$64,100	$750	$60,600	$1,000	$1,000	$750	$-
Term loans	6,116	1,822	2,703	730	480	381	-
Capital lease obligations	131	131	-	-	-	-	-
Operating lease obligations	12,208	3,782	3,631	1,987	1,333	532	943
Self-insurance accruals	55,165	19,877	14,544	8,781	3,907	1,626	6,430
Purchase obligations	4,776	4,776	-	-	-	-	-
Other liabilities	8,963	3,131	638	583	393	287	3,931
	$151,459	$34,269	$82,116	$13,081	$7,113	$3,576	$11,304

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of April 3, 2010. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of April 3, 2010, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of April 3, 2010, we were contingently liable for letters of credit in the amount of $59,138, of which $58,117 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2010 through 2014.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Index

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At April 3, 2010, we had working capital of $33,294, short-term lines of credit approximating $11,317 and $36,783 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to complete business acquisitions for the foreseeable future.

Recent Accounting Guidance

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

The Codification simplifies user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into a single source arranged by topic within a consistent structure. Following FAS 168, the FASB issues new standards in the form of Accounting Standards Updates (Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts are no longer issued). The FASB does not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the description of the Accounting Standards Update that follows, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements--In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements for transfers in and out of Levels 1 and 2, requires separate disclosures for activity relating to Level 3 measurements and clarifies input and valuation techniques. This ASU was effective for interim and annual periods beginning after December 15, 2009 (that is, the quarter ended April 3, 2010 for us), except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 (that is, the quarter ending April 2, 2011 for us) and for interim periods within those years. The adoption of the revised guidance in FASB ASC Topic 820 did not affect our financial position, results of operations or cash flows.

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2009, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”—those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

▪
The current economic downturn and the financial and credit crisis may continue to reduce our customers’ spending, adversely impact pricing for our services, and impede our collection of accounts receivable.

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in our annual report on Form 10-K for the year ended December 31, 2009 in “Item 1A. Risk Factors.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended April 3, 2010, there have been no material changes in the reported market risks previously presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of April 3, 2010 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended April 3, 2010, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

The Davey Tree Expert Company

Part II.  Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-Looking Statements” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.  There have been no material changes from the risk factors described previously in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2010

January 1 to January 30	726	$16.00	n/a	n/a
January 31 to February 27	-	-	n/a	n/a
February 28 to April 3	118,203	16.60	n/a	n/a

Total First Quarter	118,203	16.60

Total Year to Date	118,203	16.60

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 5, 2010		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 5, 2010	By:	/s/ Nicholas R. Sucic
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