Form 10-Q
period 2010-07-03
DAVEY TREE EXPERT CO
filed 2010-08-04
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

There were 14,517,033 Common Shares, $1.00 par value, outstanding as of July 30, 2010.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 3, 2010

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 3,	December 31,
	2010	2009
Assets
Current assets:
Cash	$2,635	$2,395
Accounts receivable, net	85,580	71,691
Operating supplies	5,309	4,968
Prepaid expenses	3,132	5,563
Other current assets	13,596	13,201
Total current assets	110,252	97,818

Property and equipment	408,413	395,670
Less accumulated depreciation	279,871	266,868
	128,542	128,802

Other assets	13,667	13,429
Identified intangible assets and goodwill, net	29,184	26,023
	$281,645	$266,072

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$24,541	$26,166
Accrued expenses	26,249	26,124
Other current liabilities	25,205	29,222
Total current liabilities	75,995	81,512

Long-term debt	65,869	45,843
Self-insurance accruals	35,996	32,648
Other noncurrent liabilities	8,943	8,846
	186,803	168,849

Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	-	328
Common shares subscribed, unissued	-	1,204
Retained earnings	167,887	165,293
Accumulated other comprehensive loss	(4,980)	(4,949)
	184,364	183,333

Less: Cost of Common shares held in treasury; 6,940 shares at July 3, 2010 and 6,885 shares at December 31, 2009	89,522	86,084
Common shares subscription receivable	-	26
	94,842	97,223
	$281,645	$266,072

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Revenues	$160,103	$155,980	$284,581	$284,202

Costs and expenses:
Operating	100,813	96,455	189,364	183,553
Selling	24,965	22,761	46,399	43,976
General and administrative	9,814	11,735	20,821	24,205
Depreciation and amortization	9,108	9,600	18,052	18,965
(Gain) loss on sale of assets, net	(85)	(73)	96	(89)
	144,615	140,478	274,732	270,610

Income from operations	15,488	15,502	9,849	13,592

Other income (expense):
Interest expense	(541)	(654)	(1,041)	(1,250)
Interest income	6	6	23	12
Other, net	(379)	(480)	(1,117)	(975)

Income before income taxes	14,574	14,374	7,714	11,379

Income taxes	5,881	5,435	3,116	4,477

Net income	$8,693	$8,939	$4,598	$6,902

Net income per share:
Basic	$.59	$.61	$.31	$.46
Diluted	$.57	$.57	$.30	$.44

Weighted-average shares outstanding:
Basic	14,736	14,751	14,670	14,871
Diluted	15,248	15,669	15,202	15,802

Dividends declared per share	$.043	$.043	$.085	$.085

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 3,	July 4,
	2010	2009
Operating activities
Net income	$4,598	$6,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,052	18,965
Other	164	1,377
Changes in operating assets and liabilities:
Accounts receivable	(13,724)	(2,434)
Operating liabilities	1,327	(4,116)
Other	2,283	1,391
	8,102	15,183
Net cash provided by operating activities	12,700	22,085

Investing activities
Capital expenditures:
Equipment	(15,003)	(12,961)
Land and buildings	(316)	(215)
Purchases of businesses	(5,836)	(708)
Other	392	256
Net cash used in investing activities	(20,763)	(13,628)

Financing activities
Revolving credit facility proceeds, net	22,700	2,800
Purchase of common shares for treasury	(11,283)	(12,985)
Sale of common shares from treasury	5,104	5,277
Dividends	(1,241)	(1,289)
Other	(6,977)	(3,492)
Net cash provided by (used in) financing activities	8,303	(9,689)

Increase (Decrease) in cash	240	(1,232)

Cash, beginning of period	2,395	3,363
Cash, end of period	$2,635	$2,131

Supplemental cash flow information follows:
Interest paid	$1,213	$1,422
Income taxes paid	4,948	2,202

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
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

Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

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
July 3, 2010
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

Due to the seasonality of our business, our operating results for the six months ended July 3, 2010 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2010. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net

Our accounts receivable, net, consisted of the following:

	July 3,	December 31,
	2010	2009

Accounts receivable	$75,997	$66,703
Receivables under contractual arrangements	11,947	7,044

	87,944	73,747
Less allowances for doubtful accounts	2,364	2,056

	$85,580	$71,691

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

D.	Business Combinations and Identified Intangible Assets and Goodwill, Net

At the end of June 2010, we acquired a business for $5,836 cash and the assumption of certain liabilities. The cash paid of $5,836 was preliminarily allocated, including the liabilities assumed, to the fair value of the primary assets acquired: fixed assets, intangibles and goodwill. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months.

During the six months ended July 4, 2009, we acquired one business for an aggregate purchase price of $1,458, including cash payment of $708 and debt issued of $750.

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	July 3, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$10,819	$8,006	$9,181	$7,735
Employment-related	5,442	3,596	4,881	3,321
Tradenames	4,291	1,924	3,954	1,685

Amortized intangible assets	$20,552	$13,526	$18,016	$12,741

Less accumulated amortization	13,526		12,741

Identified intangibles, net	7,026		5,275

Unamortized intangible assets:
Goodwill Not amortized	22,158		20,748

	$29,184		$26,023

E.	Long-Term Debt

Our long-term debt consisted of the following:

	July 3,	December 31,
	2010	2009
Revolving credit facility
Prime rate borrowings	$11,000	$7,800
LIBOR borrowings	50,000	30,000
Term loan	4,250	4,750
	65,250	42,550
Term loans	4,493	9,787
	69,743	52,337
Less current portion	3,874	6,494
	$65,869	$45,843

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

E.	Long-Term Debt (continued)

Revolving Credit Facility--As at July 3, 2010, we had a $159 million revolving credit facility with a group of banks, scheduled to expire in December 2011, which permitted borrowings, as defined, up to $159 million with a letter of credit sublimit of $100 million. The $4,250 term loan included in the credit facility requires quarterly principal installments of $250, plus interest, and was a $7,000 seven-year term loan when entered into in November 2007.

Subsequent to July 3, 2010—on July 22, 2010—we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 and amended the Amended and Restated Credit Agreement dated November 21, 2006 to provide a revolving credit facility under which up to an aggregate of $140 million is available, with a term extended to December 19, 2014, as discussed in Note M, “Events Subsequent to July 3, 2010: Issuance of Unsecured Notes and Amendment to Credit Agreement.”

As at July 3, 2010, we had unused commitments under the facility approximating $36,533, with $122,467 committed, consisting of borrowings of $65,250 (including the $4,250 term loan) and issued letters of credit of $57,217. Borrowings outstanding bear interest, at Davey Tree’s option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Compensation expense, all share-based payment plans	$300	$288	$611	$530

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $188 being recognized for the six months ended July 3, 2010 and $181 for the six months ended July 4, 2009.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At July 3, 2010, there were 665,668 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $176 for the six months ended July 3, 2010 and $151 for the six months ended July 4, 2009.

Stock-Settled Stock Appreciation Rights--During the six months ended July 3, 2010, the Compensation Committee of the Board of Directors awarded 89,421 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of July 3, 2010.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Stock-Settled	Number of	Award Date	Contractual	Compensation	Intrinsic
Stock Appreciation Rights	Rights	Value	Life	Cost	Value

Unvested, January 1, 2010	73,422	$2.83
Granted	89,421	3.68
Forfeited	-
Vested	(14,684)	2.83
Unvested, July 3, 2010	148,159	$3.34	4.1 years	$444	$2,459

Employee SSARs	136,160	$3.41	4.1 years	$414	$2,260
Nonemployee Director SSARs	11,999	$2.58	4.7 years	$30	$199

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $52 for the six months ended July 3, 2010 and $21 for the six months ended July 4, 2009.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During the first six months of 2010, the Compensation Committee of the Board of Directors awarded 29,038 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of July 3, 2010.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2010	118,666	$12.94
Granted	29,038	15.42
Forfeited	-
Vested	(23,132)	10.34

Unvested, July 3, 2010	124,572	$14.00	2.9 years	$ 1,014	$ 2,068

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $195 for the six months ended July 3, 2010 and $177 for the six months ended July 4, 2009.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	July 3,	July 4,
	2010	2009

Volatility rate	12.2%	12.5%
Risk-free interest rate	3.4%	2.3%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	8.8	8.6

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 3, 2010.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
Stock Options	Outstanding	Price	Life	Cost	Value

Outstanding, January 1, 2010	1,323,551	$9.49
Granted	-	-
Exercised	(125,600)	7.91
Forfeited	-	-
Outstanding, July 3, 2010	1,197,951	$9.65	4.9 years	$11,560	$8,326

Exercisable, July 3, 2010	968,951	$8.60	4.2 years		$7,752

 “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at July 3, 2010 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Stock Options	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$6.75	604,283	3.4 years	$6.75	604,283	$6.75
11.25	404,000	5.9 years	11.25	312,000	11.25
16.00	137,000	9.3 years	16.00	-	16.00
	1,145,283	5.0 years	9.44	916,283	8.28
Director options:
$7.85 to $16.40	52,668	3.2 years	14.20	52,668	14.20
	1,197,951	4.9 years	9.65	968,951	8.60

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Components of pension cost

Service costs--increase in benefit obligation earned	$32	$30	$65	$59
Interest cost on projected benefit obligation	407	396	813	793
Expected return on plan assets	(441)	(371)	(883)	(742)
Amortization of net actuarial loss	153	210	307	420
Amortization of prior service cost	4	4	7	7
Amortization of transition asset	(17)	(17)	(34)	(34)
Net pension cost of defined-benefit pension plans	$138	$252	$275	$503

Employer Contributions--Contributions of $104 were made to our defined-benefit pension plans during the six months ended July 3, 2010.  We expect, as of July 3, 2010, to make additional defined-benefit plan contributions totaling $322 before December 31, 2010.

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

At December 31, 2009 we had unrecognized tax benefits of $2,165, of which $1,560 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $290. At July 3, 2010, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments. The tax years from 2006 to 2009 generally remain open to examination by the major tax jurisdictions. The Company’s U.S. tax returns for 2007 and 2008 are currently being examined by the Internal Revenue Service, the 2007 Canadian tax return is being examined by the Revenue Canada Agency, and various other state and provincial returns are also being examined. As at July 3, 2010, we are unable to estimate the range of any reasonably possible increase or decrease in uncertain tax positions that may occur within the next twelve months resulting from the eventual outcome of the years currently under examination. However, we do not anticipate any such outcome will result in a material change to our financial condition or results of operations.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

I.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and defined-benefit pension plan adjustments. The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Comprehensive Income
Net income	$8,693	$8,939	$4,598	$6,902
Other comprehensive income (loss)
Currency translation adjustments	(1,183)	1,130	(203)	881
Interest rate swaps, change in fair value	63	422	(3)	330
Defined benefit pension plans -- amortization of net
actuarial loss, prior service cost and transition asset	140	197	280	393
Other comprehensive income (loss), before income taxes	(980)	1,749	74	1,604
Income tax benefit (expense), related to items of other comprehensive income	(77)	(236)	(105)	(275)
Other comprehensive income (loss)	(1,057)	1,513	(31)	1,329

Comprehensive income	$7,636	$10,452	$4,567	$8,231

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined	Accumulated
	Currency	Interest	Benefit	Other
	Translation	Rate	Pension	Comprehensive
	Adjustments	Contracts	Plans	Income (Loss)
Balance at January 1, 2010	$2,055	$(840)	$(6,164)	$(4,949)
Unrealized gains (losses)	(203)	-	-	(203)
Unrealized losses in fair value	-	(3)	-	(3)
Unrecognized amounts from defined
benefit pension plans	-	-	280	280
Tax effect	-	1	(106)	(105)
Net of tax amount	(203)	(2)	174	(31)

Balance at July 3, 2010	$1,852	$(842)	$(5,990)	$(4,980)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
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

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Income available to common shareholders:
Net income	$8,693	$8,939	$4,598	$6,902

Weighted-average shares:
Basic:
Outstanding	14,735,538	14,600,149	14,670,028	14,571,201
Partially-paid share subscriptions	-	150,611	-	299,567
Basic weighted-average shares	14,735,538	14,750,760	14,670,028	14,870,768

Diluted:
Basic from above	14,735,538	14,750,760	14,670,028	14,870,768
Incremental shares from assumed:
Exercise of stock subscription purchase rights	-	314,450	-	314,450
Exercise of stock options	512,729	603,456	531,779	616,304
Diluted weighted-average shares	15,248,267	15,668,666	15,201,807	15,801,522

Net income per share
Basic	$.59	$.61	$.31	$.46
Diluted	$.57	$.57	$.30	$.44

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended July 3, 2010 follows:

Shares outstanding at January 1, 2010	14,572,228

Shares purchased	(681,107)
Shares sold	251,055
Stock subscription offering, employee cash purchases	200,380
Options exercised	174,477
(55,195)

Shares outstanding at July 3, 2010	14,517,033

On July 3, 2010, we had 14,517,033 common shares outstanding and employee and director options exercisable to purchase 968,951 common shares.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)

During the second quarter 2010, the promissory notes related to the common share subscription offering completed in August 2002, were paid-in-full for stock subscription financing payments made by biweekly payroll deduction.  All other promissory notes related to the common share offering completed in August 2002 whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven-year promissory note for the balance due, with interest at 4.75% per year have been paid or, in a few instances, canceled.  The promissory notes outstanding were collateralized with the common shares subscribed and the common shares were only issued when the related promissory note was paid-in-full.  Dividends were paid on all unissued subscribed shares.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

K.	Operations by Business Segment (continued)

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated
Three Months Ended July 3, 2010
Revenues	$71,286	$78,631	$10,186	$-		$160,103
Income (loss) from operations	2,834	13,443	(511)	(278)	(a)	15,488
Interest expense				(541)		(541)
Interest income				6		6
Other income (expense), net				(379)		(379)
Income before income taxes						$14,574

Segment assets, total	110,062	108,115	12,898	50,570	(b)	281,645

Three Months Ended July 4, 2009
Revenues	$73,258	$70,774	$11,948	$-		$155,980
Income (loss) from operations	5,251	9,563	1,344	(656)	(a)	15,502
Interest expense				(654)		(654)
Interest income				6		6
Other income (expense), net				(480)		(480)
Income before income taxes						$14,374

Segment assets, total	117,760	106,758	14,705	46,863	(b)	286,086

Six Months Ended July 3, 2010
Revenues	$141,104	$124,378	$19,099	$-		$284,581
Income (loss) from operations	4,005	8,641	(2,012)	(785)	(a)	9,849
Interest expense				(1,041)		(1,041)
Interest income				23		23
Other income (expense), net				(1,117)		(1,117)
Income before income taxes						$7,714

Segment assets, total	110,062	108,115	12,898	50,570	(b)	281,645

Six Months Ended July 4, 2009
Revenues	$147,893	$114,768	$21,541	$-		$284,202
Income (loss) from operations	10,396	3,809	519	(1,132)	(a)	13,592
Interest expense				(1,250)		(1,250)
Interest income				12		12
Other income (expense), net				(975)		(975)
Income before income taxes						$11,379

Segment assets, total	117,760	106,758	14,705	46,863	(b)	286,086

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
July 3, 2010
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

Our assets and liabilities measured at fair value on a recurring basis at July 3, 2010, were as follows:

		Fair Value Measurements at July 3, 2010 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	July 3, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$9,739	$9,739	$-	$-

Liabilities:
Interest rate swaps, classified as accrued expenses	$1,358	$-	$1,358	$-
Deferred compensation	766	-	766	-

There were no transfers of assets or liabilities between Level 1 and Level 2 during the second quarter ended July 3, 2010.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
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

Fair Value of Financial Instruments--The fair values of our current assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. Our noncurrent liabilities carried at historical cost and their estimated fair values were as follows:

	July 3, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Revolving credit facility, noncurrent	$64,250	$64,250	$41,550	$41,550
Term loans, noncurrent	1,619	1,613	4,293	4,267

Total	$65,869	$65,863	$45,843	$45,817

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
July 3, 2010
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

Interest Rate Swaps--As of July 3, 2010, we held interest rate swap contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2010 or 2009 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). No material amounts were recognized in the results of operations related to our interest rate swaps during 2010 or 2009.

We had three interest rate swaps with the notional value totaling $30,000 as of July 3, 2010. The following summarizes the amount of the long-term debt hedged (which is the notional principal amount of the interest rate swaps), the percentage of long-term debt hedged and the gross fair value of the asset / (liability) position of the interest rate swaps.

	July 3,	December 31,
	2010	2009

Amount of long-term debt hedged	$30,000	$30,000

Percentage of long-term debt	46%	65%

Gross fair value asset/(liability) position, classified as accrued expenses	$(1,358)	$(1,355)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Derivative Financial Instruments (continued)

The following summarizes the amount of the gains (losses) recognized in other comprehensive income from the interest rate swaps for the six months ended July 3, 2010 and July 4, 2009:

	Six Months Ended
	July 3,	July 4,
	2010	2009
Derivatives in cash-flow hedging relationship:

Interest rate swaps	$(3)	$330

M.	Events Subsequent to July 3, 2010: Issuance of Unsecured Notes and Amendment to Credit Agreement

Issuance of 5.09% Senior Notes--On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the “5.09% Senior Notes”), pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between the Company and the purchasers of the 5.09% Senior Notes.  Subsequent series of promissory notes may be issued pursuant to supplemental note purchase agreements in an aggregate additional principal amount not to exceed $20,000.

The net proceeds of the 5.09% Senior Notes were used to pay down borrowings under our revolving credit facility.

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on July 22, 2016 (the sixth anniversary of issuance).  The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.

Amendment to Credit Agreement--On July 22, 2010, we entered into an amendment of the Amended and Restated Credit Agreement dated November 21, 2006 (the “Amended Credit Agreement”).

The Amended Credit Agreement provides a revolving credit facility with a group of banks under which up to an aggregate of $140 million is available, with a letter of credit sublimit of $100 million. Under certain circumstances, the amount available under the revolving credit facility may be increased to $160 million.

The Amended Credit Agreement extended the term of the revolving credit facility to December 19, 2014 from December 15, 2011. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2010
(Amounts in thousands, except share data)

M.	Events Subsequent to July 3, 2010: Issuance of Unsecured Notes and Amendment to Credit Agreement (continued)

Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

	Three Months Ended			Six Months Ended
	July 3,	July 4,	Percentage	July 3,	July 4,	Percentage
	2010	2009	Change	2010	2009	Change

Revenues	100.0%	100.0%	2.6%	100.0%	100.0%	.1%

Costs and expenses:
Operating	63.0	61.8	4.5	66.5	64.5	3.2
Selling	15.5	14.6	9.7	16.3	15.5	5.5
General and administrative	6.1	7.5	(16.4)	7.3	8.5	(14.0)
Depreciation and amortization	5.7	6.2	(5.1)	6.3	6.7	(4.8)
Gain on sale of assets, net	-	-	nm	-	-	nm

Income from operations	9.7	9.9	(.1)	3.5	4.8	(27.5)

Other income (expense):
Interest expense	(.4)	(.4)	(17.3)	(.4)	(.4)	(16.7)
Interest income	-	-	nm	-	-	nm
Other, net	(.2)	(.3)	(21.0)	(.4)	(.4)	14.6

Income before income taxes	9.1	9.2	1.4	2.7	4.0	(32.2)

Income taxes	3.7	3.5	8.2	1.1	1.6	(30.4)

Net income	5.4%	5.7%	(2.8%)	1.6%	2.4%	(33.4%)

nm--not meaningful

Second Quarter—Three Months Ended July 3, 2010 Compared to Three Months Ended July 4, 2009

Our results of operations for the three months ended July 3, 2010 compared to the three months ended July 4, 2009 follows:

	Three Months Ended
	July 3,	July 4,
	2010	2009	Change	% Change

Revenues	$160,103	$155,980	$4,123	2.6%

Costs and expenses:
Operating	100,813	96,455	4,358	4.5
Selling	24,965	22,761	2,204	9.7
General and administrative	9,814	11,735	(1,921)	(16.4)
Depreciation and amortization	9,108	9,600	(492)	(5.1)
Gain on sale of assets, net	(85)	(73)	(12)	nm
	144,615	140,478	4,137	2.9

Income from operations	15,488	15,502	(14)	(.1)

Other income (expense):
Interest expense	(541)	(654)	113	(17.3)
Interest income	6	6	-	nm
Other, net	(379)	(480)	101	(21.0)

Income before income taxes	14,574	14,374	200	1.4

Income taxes	5,881	5,435	447	8.2

Net income	$8,693	$8,939	$(247)	(2.8%)

nm--not meaningful

Index

Revenues--Revenues of $160,103 increased $4,123 compared with $155,980 in the second quarter 2009. Utility Services decreased $1,972 or 2.7% compared with the second quarter 2009. Reductions on existing contracts within our U.S. operations account for the decrease. Residential and Commercial Services increased $7,857 to $78,631 from the second quarter 2009, an increase of 11.1%.  Residential and Commercial revenues for the second quarter 2010 were favorably impacted by storms that occurred across the eastern and midwest parts of the U.S. Total revenue of $160,103 includes production incentive revenue, recognized under the completed-performance method, of $1,358 during the second quarter 2010 compared with $1,163 during the second quarter 2009.

Operating Expenses--Operating expenses of $100,813 increased $4,358 compared with the second quarter 2009 and, as a percentage of revenues, increased 1.2% to 63.0%. Utility Services increased $879 or 1.6% compared with the second quarter 2009. Increased fuel expense, equipment expense, tools expense and crew expenses, were partially offset by reductions in labor expense, subcontractor expense and material expense. Residential and Commercial Services increased $3,948 or 11.4% compared with the second quarter 2009 but, as a percentage of revenues, remained stable at 49.0%. Increased labor expense, subcontractor expense, material expense and fuel expense were partially offset by a reduction in equipment maintenance expense.

Fuel costs of $6,217 increased $1,392, or 28.8%, from the $4,825 incurred in the second quarter 2009 and impacted operating expenses within all segments.

Selling Expenses--Selling expenses of $24,965 increased $2,204 compared with the second quarter 2009 and as a percentage of revenues increased .9% to 15.5%. Utility Services experienced a decrease of $723 or 11.9% from the second quarter 2009. Reductions in field management wages and incentive expense, field management travel expense, communication expense and employee development expenses were partially offset by increases in professional services expense and vehicle expense. Residential and Commercial Services experienced an increase of $2,240 or 13.4% over the second quarter 2009. Increases in field management wages and incentive expense, field management travel expense and utilities expense were partially offset by reductions in field management auto expense, branch office wages, professional services expense and sales and marketing expenses.

General and Administrative Expenses--General and administrative expenses of $9,814 decreased $1,921 from $11,735 in the second quarter 2009. Decreases in salary and incentive expense, professional service expense, travel expense, personal development expense, office rent and utilities expense and pension expense were partially offset by increases in communications expense, postage expense and stock-based compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,108 decreased $492 from $9,600 in the second quarter of 2009 and, as a percentage of revenues, decreased .5% to 5.7%.  The decrease is attributable to a reduction in capital expenditures from the purchases of businesses.

Gain/Loss on the Sale of Assets, Net--Gain on the sale of assets was $85 for the second quarter 2010 as compared with a gain of $73 in the second quarter 2009.  The increase is the result of an increase in the number of units disposed in the second quarter 2010 as compared with the second quarter 2010.

Interest Expense--Interest expense of $541 decreased $113 from the $654 incurred in the second quarter 2009. The decrease is attributable to slightly lower average debt levels and lower interest rates during the second quarter 2010 as compared to the second quarter 2009.

Other, Net--Other, net, of $379 decreased $101 from the $480 incurred in the second quarter 2009 and consisted of nonoperating income and expense, primarily foreign currency gains on the intercompany account balances of our Canadian operations.

Index

Income Taxes--Income tax expense for the second quarter 2010 was $5,881, as compared to $5,435 for the second quarter 2009.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2010 annual effective tax rate is estimated to be 40.4%. Our annual effective tax rate for 2009 was 39.0%.

Net Income--Net income of $8,693 for the second quarter 2010 was $246 less than the $8,939 experienced in the second quarter 2009, primarily resulting from the higher effective tax rate.

First Half--Six Months Ended July 3, 2010 Compared to Six Months Ended July 4, 2009

Our results of operations for the six months ended July 3, 2010 compared to the six months ended July 4, 2009 follows:

	Six Months Ended
	July 3,	July 4,
	2010	2009	Change	% Change

Revenues	$284,581	$284,202	$379	.1%

Costs and expenses:
Operating	189,364	183,553	5,811	3.2
Selling	46,399	43,976	2,423	5.5
General and administrative	20,821	24,205	(3,384)	(14.0)
Depreciation and amortization	18,052	18,965	(913)	(4.8)
Gain on sale of assets, net	96	(89)	185	nm
	274,732	270,610	4,122	1.5

Income from operations	9,849	13,592	(3,743)	(27.5)

Other income (expense):
Interest expense	(1,041)	(1,250)	209	(16.7)
Interest income	23	12	11	nm
Other, net	(1,117)	(975)	(142)	14.6

Income before income taxes	7,714	11,379	(3,665)	(32.2)

Income taxes	3,116	4,477	(1,361)	(30.4)

Net income	$4,598	$6,902	$(2,304)	(33.4%)

nm--not meaningful

Revenues--Revenues of $284,581 increased $379 compared with $284,202 in the first half 2009. Utility Services decreased $6,789 or 4.6% compared with the first half 2009. Reductions on existing contracts within our U.S. and Canadian operations account for the decrease. Residential and Commercial Services increased $9,610 or 8.4% compared to the first half 2009. Residential and Commercial revenues for the first half 2010 were favorably impacted by winter and spring storms that occurred across the eastern and midwest parts of the U.S.  Total revenue of $284,581 includes production incentive revenue, recognized under the completed-performance method, of $3,305 during the first half 2010 compared with $5,222 during the first half 2009.

Operating Expenses--Operating expenses of $189,364 increased $5,811 compared with the first half 2009 and, as a percentage of revenues, increased 2.0% to 66.5%. Utility Services decreased $104 or .1% compared with the first half 2009. Decreases in labor and benefits expense, crew expenses, material expense and subcontractor expense associated with the decrease in revenues, were partially offset by increases in fuel expense and tools expense. Residential and Commercial Services increased $6,202 or 10.4% compared with the first half 2009 and, as a percentage of revenues, increased 1.0% to 53.2%. Increased labor expense, subcontractor expense and fuel expense, the result of the increased revenues, were partially offset by a reduction in equipment maintenance expense.

Index

Fuel costs of $11,206 increased $2,244, or 25.0%, from the $8,962 incurred in the first half 2009 and impacted operating expenses within all segments.

Selling Expenses--Selling expenses of $46,399 increased $2,423 compared with the first half 2009 and as a percentage of revenues increased .8% to 16.3%. Utility Services decreased $986 to $11,179 from the $12,165 experienced in the first half 2009. Reductions in field management wages and incentive expense, field management travel expense and branch office rent were partially offset by increases in professional services expense and vehicle expense. Residential and Commercial Services experienced an increase of $2,870 or 9.3% over the first half 2009. Increases in field management wages and incentive expense, field management travel expense and communication expense were partially offset by reductions in field management auto expense, office rent, sales and marketing expenses and office expenses.

General and Administrative Expenses--General and administrative expenses of $20,821 decreased $3,384 from $24,205 in the first half 2009. Decreases in salary and incentive expense, professional service expense, travel expense, personal development expense, office rent and utilities expense and pension expense were partially offset by increases in communications expense, postage expense and stock-based compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $18,052 decreased $913 from $18,965 in the first half 2009 and, as a percentage of revenues, decreased .4% to 6.3%.  The decrease is attributable to a reduction in capital expenditures for the purchases of businesses.

Gain/Loss on the Sale of Assets, Net--Loss on the sale of assets was $96 for the first half 2010 as compared with a gain of $89 in the first half 2009.  The decrease is the result of a decline in the number of units disposed as well as a change in the mix of units sold in the first half 2010 as compared with the first half 2009.

Interest Expense--Interest expense of $1,041 decreased $209 from the $1,250 incurred in the first half 2009. The decrease is attributable to lower average debt levels and lower interest rates during the first half 2010 as compared to the first half 2009.

Other, Net--Other, net, of $1,117 increased $142 from the $975 incurred in the first half 2009 and consisted of nonoperating income and expense. The fluctuation was primarily due to reductions in foreign currency gains on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first half 2010 was $3,116, as compared to $4,477 for the first half 2009.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2010 annual effective tax rate is estimated to be 40.4%. Our annual effective tax rate for 2009 was 39.0%.

Net Income--Net income of $4,598 for the first half 2010 was $2,304 less than the $6,902 experienced in the first half 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2010 and July 4, 2009, are summarized as follows:

	2010	2009
Cash provided by (used in):
Operating activities	$12,700	$22,085
Investing activities	(20,763)	(13,628)
Financing activites	8,303	(9,689)
Increase (Decrease), in cash	$240	$(1,232)

Cash Provided by Operating Activities--Cash provided by operating activities was $12,700 for the first six months of 2010, $9,385 less than the $22,085 provided in the first six months of 2009. The decrease in operating cash flow was primarily attributable to $4,955 more cash used for operating assets and liabilities and a decrease in depreciation and amortization of $913.

Overall, accounts receivable increased $13,724 during the first six months of 2010, as compared to the $2,434 increase during the first six months of 2009.  Included in the $2,434 increase during first six months of 2009 was the collection of receivables related to storm damage work performed in 2008, primarily related to hurricanes Gustav and Ike. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2010 was 49 days, the same as compared to the end of the first six months of 2009.

Operating liabilities increased $1,327 in the first six months of 2010, $5,443 more than the $4,116 decrease in the first six months of 2009. Accounts payable and accrued expenses decreased $2,307 during the first six months of 2010 as compared with a decrease of $8,177 for the first six months of 2009. Decreases in employee compensation, trade payables, 401KSOP liabilities and accrued interest were partially offset by increases in compensated-absence and vacation accruals, self-insured medical claims, professional services and advance payments from customers.  Self-insurance accruals increased $3,634 in the first six months of 2010, which was $427 less than the increase of $4,061 experienced in the first six months of 2009. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

For the first six months of 2010, other, net, increased $2,283, $892 more than the $1,391 increase for the first six months of 2009. The increase is attributable to increases in prepaid expenses, partially offset by a reduction in tax deposits and operating supplies.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2010 was $20,763, or $7,135 more than the $13,628 used during the first six months of 2009. The increase was a result of increased capital expenditures for equipment and purchases of a business.

Cash Provided by Financing Activities--Cash provided by financing activities of $8,303 increased $17,992 during the first six months of 2010 as compared with the $9,689 of cash used during the first six months of 2009. During the first six months of 2010, we had borrowings under our revolving credit facility of $22,700, as compared with the $2,800 borrowed during the first six months of 2009. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Treasury share transactions (purchases and sales) used $1,529 less cash than the $7,708 used in the first six months of 2009. Dividends paid of $1,241 decreased $48, as compared with $1,289 paid in the first six months of 2009.

Index

Revolving Credit Facility--As at July 3, 2010, we had a $159 million revolving credit facility with a group of banks, scheduled to expire in December 2011, which permitted borrowings, as defined, up to $159 million with a letter of credit sublimit of $100 million.  On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 and amended the Amended and Restated Credit Agreement dated November 21, 2006, as discussed in “Issuance of 5.09% Senior Notes” and “Amendment to Credit Agreement” below.

As at July 3, 2010, our unused commitments under the facility approximated $36,533, with $122,467 committed, consisting of borrowings of $65,250 and issued letters of credit of $57,217.  Borrowings outstanding bear interest, at our option, at the agent bank’s prime rate or LIBOR plus a margin adjustment ranging from .65% to 1.45%, based on a ratio of funded debt to EBITDA.  A commitment fee ranging from .11% to .19% is also required based on the average daily unborrowed commitment.

Issuance of 5.09% Senior Notes--On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the “5.09% Senior Notes”), pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between the Company and the purchasers of the 5.09% Senior Notes.  Subsequent series of promissory notes may be issued pursuant to supplemental note purchase agreements in an aggregate additional principal amount not to exceed $20,000.

The net proceeds of the 5.09% Senior Notes were used to pay down borrowings under our revolving credit facility.

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on July 22, 2016 (the sixth anniversary of issuance).  The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.

Amendment to Credit Agreement--On July 22, 2010, we entered into an amendment of the Amended and Restated Credit Agreement dated November 21, 2006 (the “Amended Credit Agreement”).

The Amended Credit Agreement provides a revolving credit facility with a group of banks under which up to an aggregate of $140 million is available, with a letter of credit sublimit of $100 million. Under certain circumstances, the revolving credit facility amount available may be increased to $160 million.

The Amended Credit Agreement extended the term of the revolving credit facility to December 19, 2014 from December 15, 2011. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission Regulation S-K, Item 303(a)(4)(ii).

Index

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at July 3, 2010, to make future payments for the periods indicated.

		Six
		Months Ending
		December 31,	Year Ending December 31,
Description	Total	2010	2011	2012	2013	2014	Thereafter

Revolving credit facility	$65,250	$500	$62,000	$1,000	$1,000	$750	$-
Term loans	4,493	99	2,804	730	480	380	-
Operating lease obligations	10,907	2,526	3,586	1,987	1,333	532	943
Self-insurance accruals	57,327	17,262	17,289	11,432	6,215	2,684	2,445
Purchase obligations	4,801	4,801	-	-	-	-	-
Other liabilities	8,943	3,163	648	598	408	298	3,828
	$151,721	$28,351	$86,327	$15,747	$9,436	$4,644	$7,216

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of July 3, 2010. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of July 3, 2010, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of July 3, 2010, we were contingently liable for letters of credit in the amount of $58,237, of which $57,217 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2010 through 2014.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At July 3, 2010, we had working capital of $34,257, short-term lines of credit approximating $11,687 and $36,533 available under our revolving credit facility.  On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 and amended the Amended and Restated Credit Agreement dated November 21, 2006, as discussed above in “Issuance of 5.09% Senior Notes” and “Amendment to Credit Agreement.”

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for the foreseeable future.

Index

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

▪
The current economic uncertainty and the continuing financial and credit disruptions may continue to reduce our customers’ spending, adversely impact pricing for our services, and impede our collection of accounts receivable.

▪	Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

▪
The seasonal nature of our business and changes in general and local economic conditions, among other factors, may cause our quarterly results to fluctuate, and our prior performance is not necessarily indicative of future results.

▪	The current economic uncertainty may limit our access to capital.

▪	Significant increases in fuel prices for extended periods of time will increase our operating expenses.

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in our annual report on Form 10-K for the year ended December 31, 2009 in “ Part I - Item 1A. Risk Factors.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the six months ended July 3, 2010, there have been no material changes in the reported market risks previously presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of July 3, 2010 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended July 3, 2010, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2010

January 1 to January 30	726	$ 16.00	n/a	n/a
January 31 to February 27	-	-	n/a	n/a
February 28 to April 3	119,606	16.60	n/a	n/a

Total First Quarter	120,332	16.50

April 4 to May 1	119,290	16.60	n/a	n/a
May 2 to May 29	170,007	16.60	n/a	n/a
May 30 to July 3	271,478	16.60	n/a	n/a

Total Second Quarter	560,775	16.60

Total Year to Date	681,107	16.60

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: August 4, 2010		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: August 4, 2010	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Vice President and Controller
(Principal Accounting Officer)

Index

Exhibit Index

Exhibit No.	Description

10.1	Master Note Purchase Agreement dated July 22, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2010).

10.2	Amendment No. 2 to Amended and Restated Credit Agreement dated July 22, 2010 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 22, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith