Form 10-Q
period 2010-10-02
DAVEY TREE EXPERT CO
filed 2010-11-03
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	☐ Large Accelerated Filer	☒ Accelerated Filer
	☐ Non-Accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 14,242,271 Common Shares, $1.00 par value, outstanding  as of October 29, 2010.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 2, 2010

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	October 2,	December 31,
	2010	2009
Assets
Current assets:
Cash	$3,998	$2,395
Accounts receivable, net	86,387	71,691
Operating supplies	4,892	4,968
Prepaid expenses	8,573	5,563
Other current assets	12,060	13,201
Total current assets	115,910	97,818

Property and equipment	413,644	395,670
Less accumulated depreciation	285,629	266,868
	128,015	128,802

Other assets	14,207	13,429
Identified intangible assets and goodwill, net	28,823	26,023
	$286,955	$266,072

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$22,441	$26,166
Accrued expenses	29,916	26,124
Other current liabilities	29,014	29,222
Total current liabilities	81,371	81,512

Long-term debt	31,605	45,843
Senior unsecured notes	30,000	-
Self-insurance accruals	37,844	32,648
Other noncurrent liabilities	7,417	8,846
	188,237	168,849

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	-	328
Common shares subscribed, unissued	-	1,204
Retained earnings	172,471	165,293
Accumulated other comprehensive loss	(3,979)	(4,949)
	189,949	183,333

Less: Cost of Common shares held in treasury; 7,039 shares at October 2, 2010 and 6,885 shares at December 31, 2009	91,231	86,084
Common shares subscription receivable	-	26

	98,718	97,223
	$286,955	$266,072

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Revenues	$156,493	$149,272	$441,074	$433,474

Costs and expenses:
Operating	100,861	95,790	290,225	279,343
Selling	26,147	23,268	72,546	67,244
General and administrative	10,101	11,338	30,922	35,543
Depreciation and amortization	9,411	9,413	27,463	28,378
(Gain) loss on sale of assets, net	(107)	(16)	(11)	(105)
	146,413	139,793	421,145	410,403

Income from operations	10,080	9,479	19,929	23,071

Other income (expense):
Interest expense	(827)	(587)	(1,868)	(1,837)
Interest income	15	10	38	22
Other, net	(957)	(634)	(2,074)	(1,609)

Income before income taxes	8,311	8,268	16,025	19,647

Income taxes	3,470	3,303	6,586	7,780

Net income	$4,841	$4,965	$9,439	$11,867

Net income per share:
Basic	$.33	$.33	$.65	$.80
Diluted	$.32	$.32	$.62	$.76

Weighted-average shares outstanding:
Basic	14,504	14,898	14,614	14,839
Diluted	14,993	15,565	15,131	15,681

Dividends declared per share	$.043	$.043	$.128	$.128

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Operating activities
Net income	$9,439	$11,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,463	28,378
Other	1,330	1,901
Changes in operating assets and liabilities:
Accounts receivable	(14,531)	594
Operating liabilities	4,238	(3,350)
Other	(3,728)	(1,456)
	14,772	26,067
Net cash provided by operating activities	24,211	37,934

Investing activities
Capital expenditures:
Equipment	(23,124)	(16,353)
Land and buildings	(440)	(311)
Purchases of businesses	(5,836)	(708)
Other	708	336
Net cash used in investing activities	(28,692)	(17,036)

Financing activities
Revolving credit facility proceeds, net	(12,550)	(10,950)
Purchase of common shares for treasury	(13,228)	(16,123)
Sale of common shares from treasury	5,394	6,968
Issuance of senior unsecured notes	30,000	-
Dividends	(1,854)	(1,933)
Other	(1,678)	(400)
Net cash provided by (used in) financing activities	6,084	(22,438)

Increase (Decrease) in cash	1,603	(1,540)
Cash, beginning of period	2,395	3,363
Cash, end of period	$3,998	$1,823

Supplemental cash flow information follows:
Interest paid	$1,710	$1,963
Income taxes paid	5,742	5,706

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
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
October 2, 2010
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

Due to the seasonality of our business, our operating results for the nine months ended October 2, 2010 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2010. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net

Our accounts receivable, net, consisted of the following:

	October 2,	December 31,
	2010	2009

Accounts receivable	$75,599	$66,703
Receivables under contractual arrangements	13,199	7,044
	88,798	73,747
Less allowances for doubtful accounts	2,411	2,056
	$86,387	$71,691

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
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

During the nine months ended October 3, 2009, we acquired one business for an aggregate purchase price of $1,458, including cash payment of $708 and debt issued of $750.

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	October 2, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$10,822	$8,134	$9,181	$7,735
Employment-related	5,443	3,734	4,881	3,321
Tradenames	4,293	2,044	3,954	1,685

Amortized intangible assets	$20,558	$13,912	$18,016	$12,741

Less accumulated amortization	13,912		12,741

Identified intangibles, net	6,646		5,275

Unamortized intangible assets:
Goodwill Not amortized	22,177		20,748

	$28,823		$26,023

E.	Long-Term Debt

Our long-term debt consisted of the following:

	October 2,	December 31,
	2010	2009
Revolving credit facility
Prime rate borrowings	$-	$7,800
LIBOR borrowings	30,000	30,000
Term loan	-	4,750
	30,000	42,550
Senior unsecured notes	30,000	-
Term loans	9,129	9,787
	69,129	52,337
Less current portion	7,524	6,494
	$61,605	$45,843

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
(Amounts in thousands, except share data)

E.	Long-Term Debt (continued)

Revolving Credit Facility and 5.09% Senior Unsecured Notes--On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 and amended the Amended and Restated Credit Agreement dated November 21, 2006 to provide a revolving credit facility under which up to an aggregate of $140,000 is available (previously $159,000), with the term extended to December 19, 2014.

The 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the “5.09% Senior Notes”), were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between the Company and the purchasers of the 5.09% Senior Notes.  Subsequent series of promissory notes may be issued pursuant to supplemental note purchase agreements in an aggregate additional principal amount not to exceed $20,000.

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

The Amended Credit Agreement provides a revolving credit facility with a group of banks under which up to an aggregate of $140,000 is available, with a letter of credit sublimit of $100,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $160,000.

As at October 2, 2010, we had unused commitments under the facility approximating $52,783, with $87,217 committed, consisting of borrowings of $30,000 and issued letters of credit of $57,217. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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
October 2, 2010
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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Compensation expense, all share-based payment plans	$298	$272	$909	$802

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $286 being recognized for the nine months ended October 2, 2010 and $275 for the nine months ended October 3, 2009.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At October 2, 2010, there were 584,068 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $263 for the nine months ended October 2, 2010 and $223 for the nine months ended October 3, 2009.

Stock-Settled Stock Appreciation Rights--During the nine months ended October 2, 2010, the Compensation Committee of the Board of Directors awarded 89,421 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

The following table summarizes our SSARs as of October 2, 2010.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Stock-Settled	Number of	Award Date	Contractual	Compensation	Intrinsic
Stock Appreciation Rights	Rights	Value	Life	Cost	Value

Unvested, January 1, 2010	73,422	$2.83
Granted	89,421	3.68
Forfeited	-
Vested	(14,684)	2.83
Unvested, October 2, 2010	148,159	$3.34	3.6 years	$390	$2,459

Employee SSARs	136,160	$3.41	3.6 years	$362	$2,260
Nonemployee Director SSARs	11,999	$2.58	4.4 years	$28	$199

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $78 for the nine months ended October 2, 2010 and $33 for the nine months ended October 3, 2009.

Performance-Based Restricted Stock Units--During the first nine months of 2010, the Compensation Committee of the Board of Directors awarded 29,038 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of October 2, 2010.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2010	118,666	$12.94
Granted	29,038	15.42
Forfeited	-
Vested	(23,132)	10.34

Unvested, October 2, 2010	124,572	$14.00	2.7 years	$ 927	$ 2,068

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $282 for the nine months ended October 2, 2010 and $271 for the nine months ended October 3, 2009.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Volatility rate	12.2%	12.5%
Risk-free interest rate	3.4%	2.3%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	8.8	8.6

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended October 2, 2010.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
Stock Options	Outstanding	Price	Life	Cost	Value

Outstanding, January 1, 2010	1,323,551	$9.49
Granted	-	-
Exercised	(127,700)	7.95
Forfeited	-	-
Outstanding, October 2, 2010	1,195,851	$9.65	4.7 years	$11,540	$8,311

Exercisable, October 2, 2010	966,851	$8.60	4.0 years		$7,735

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at October 2, 2010 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Stock Options	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$ 6.75	603,783	3.2 years	$6.75	603,783	$6.75
11.25	402,400	5.7 years	11.25	310,400	11.25
16.00	137,000	9.1 years	16.00	-	16.00
	1,143,183	4.8 years	9.44	914,183	8.28
Director options:
$7.85 to $16.40	52,668	3.0 years	14.20	52,668	14.20
	1,195,851	4.7 years	9.65	966,851	8.60

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Components of pension cost

Service costs--increase in benefit obligation earned	$33	$29	$98	$88
Interest cost on projected benefit obligation	406	397	1,219	1,190
Expected return on plan assets	(442)	(371)	(1,325)	(1,113)
Amortization of net actuarial loss	154	210	461	630
Amortization of prior service cost	3	3	10	10
Amortization of transition asset	(18)	(18)	(52)	(52)
Net pension cost of defined-benefit pension plans	$136	$250	$411	$753

Employer Contributions--Contributions of $355 were made to our defined-benefit pension plans during the nine months ended October 2, 2010.  We expect, as of October 2, 2010, to make additional defined-benefit plan contributions totaling $71 before December 31, 2010.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
(Amounts in thousands, except share data)

H.	Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2010 annual effective tax rate is estimated to be 41.1%.  Our annual effective tax rate for 2009 was 39.0%.

At December 31, 2009 we had unrecognized tax benefits of $2,165, of which $1,560 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $290. At October 2, 2010, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments. The tax years from 2006 to 2009 generally remain open to examination by the major tax jurisdictions. The Company’s U.S. tax returns for 2007 and 2008 are currently being examined by the Internal Revenue Service, the 2007 Canadian tax return is being examined by the Revenue Canada Agency, and various other state and provincial returns are also being examined. At October 2, 2010, we had $2,250 of unrecognized tax benefits of which $1,300 was classified as current related to the eventual outcome of the years currently under examination. We do not anticipate any such outcome to result in a material change to our results of operations.

I.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and defined-benefit pension plan adjustments. The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Comprehensive Income
Net income	$4,841	$4,965	$9,439	$11,867
Other comprehensive income (loss)
Currency translation adjustments	862	1,058	659	2,188
Interest rate swaps, change in fair value	84	(201)	81	221
Defined benefit pension plans -- amortization of net
actuarial loss, prior service cost and transition asset	139	391	419	588
Other comprehensive income, before income taxes	1,085	1,248	1,159	2,997
Income tax expense, related to
items of other comprehensive income	(84)	(72)	(189)	(308)
Other comprehensive income	1,001	1,176	970	2,689

Comprehensive income	$5,842	$6,141	$10,409	$14,556

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
(Amounts in thousands, except share data)

I.	Comprehensive Income (Loss) (continued)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined	Accumulated
	Currency	Interest	Benefit	Other
	Translation	Rate	Pension	Comprehensive
	Adjustments	Contracts	Plans	Income (Loss)
Balance at January 1, 2010	$2,055	$(840)	$(6,164)	$(4,949)
Unrealized gains	659	-	-	659
Unrealized gains in fair value	-	81	-	81
Unrecognized amounts from defined benefit pension plans	-	-	419	419
Tax effect	-	(31)	(158)	(189)
Net of tax amount	659	50	261	970

Balance at October 2, 2010	$2,714	$(790)	$(5,903)	$(3,979)

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

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Income available to common shareholders:
Net income	$4,841	$4,965	$9,439	$11,867

Weighted-average shares:
Basic:
Outstanding	14,504,320	14,837,934	14,614,185	14,661,089
Partially-paid share subscriptions	-	59,836	-	177,556
Basic weighted-average shares	14,504,320	14,897,770	14,614,185	14,838,645

Diluted:
Basic from above	14,504,320	14,897,770	14,614,185	14,838,645
Incremental shares from assumed:
Exercise of stock subscription purchase rights	-	104,190	-	243,593
Exercise of stock options	488,422	562,849	517,168	598,290
Diluted weighted-average shares	14,992,742	15,564,809	15,131,353	15,680,528

Net income per share
Basic	$.33	$.33	$.65	$.80

Diluted	$.32	$.32	$.62	$.76

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended October 2, 2010 follows:

Shares outstanding at January 1, 2010	14,572,228

Shares purchased	(798,292)
Shares sold	267,259
Stock subscription offering, employee cash purchases	200,380
Options exercised	176,577
(154,076)

Shares outstanding at October 2, 2010	14,418,152

On October 2, 2010, we had 14,418,152 common shares outstanding and employee and director options exercisable to purchase 966,851 common shares.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
(Amounts in thousands, except share data)

K.	Operations by Business Segment (continued)

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated

Three Months Ended October 2, 2010
Revenues	$75,769	$71,399	$9,325	$-		$156,493
Income (loss) from operations	2,817	7,328	219	(284)	(a)	10,080
Interest expense				(827)		(827)
Interest income				15		15
Other income (expense), net				(957)		(957)
Income before income taxes						$8,311

Segment assets, total	111,651	105,183	12,091	58,030	(b)	286,955

Three Months Ended October 3, 2009
Revenues	$75,091	$65,120	$9,061	$-		$149,272
Income (loss) from operations	3,956	5,741	658	(876)	(a)	9,479
Interest expense				(587)		(587)
Interest income				10		10
Other income (expense), net				(634)		(634)
Income before income taxes						$8,268

Segment assets, total	119,712	101,537	11,920	47,411	(b)	280,580

Nine Months Ended October 2, 2010
Revenues	$216,873	$195,777	$28,424	$-		$441,074
Income (loss) from operations	6,822	15,969	(1,793)	(1,069)	(a)	19,929
Interest expense				(1,868)		(1,868)
Interest income				38		38
Other income (expense), net				(2,074)		(2,074)
Income before income taxes						$16,025

Segment assets, total	111,651	105,183	12,091	58,030	(b)	286,955

Nine Months Ended October 3, 2009
Revenues	$222,984	$179,888	$30,602	$-		$433,474
Income (loss) from operations	14,352	9,550	1,177	(2,008)	(a)	23,071
Interest expense				(1,837)		(1,837)
Interest income				22		22
Other income (expense), net				(1,609)		(1,609)
Income before income taxes						$19,647

Segment assets, total	119,712	101,537	11,920	47,411	(b)	280,580

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
October 2, 2010
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

Our assets and liabilities measured at fair value on a recurring basis at October 2, 2010, were as follows:

		Fair Value Measurements at October 2, 2010 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	October 2, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Assets invested for self-insurance,
classified as other assets, noncurrent	$10,675	$10,675	$-	$-

Liabilities:
Interest rate swaps, classified as accrued expenses	$1,274	$-	$1,274	$-
Deferred compensation	685	-	685	-

There were no transfers of assets or liabilities between Level 1 and Level 2 during the third quarter ended October 2, 2010.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
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

Fair Value of Financial Instruments--The fair values of our current assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. Our noncurrent liabilities carried at historical cost and their estimated fair values were as follows:

	October 2, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Revolving credit facility, noncurrent	$30,000	$30,000	$41,550	$41,550
Term loans, noncurrent	1,605	1,598	4,293	4,267
Senior unsecured notes, noncurrent	30,000	30,368	-	-

Total	$61,605	$61,966	$45,843	$45,817

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
October 2, 2010
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

Interest Rate Swaps--As of October 2, 2010, we held interest rate swap contracts—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2010 or 2009 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). No material amounts were recognized in the results of operations related to our interest rate swaps during 2010 or 2009.

We had three interest rate swaps with the notional value totaling $30,000 as of October 2, 2010. The following summarizes the amount of the long-term debt hedged (which is the notional principal amount of the interest rate swaps), the percentage of long-term debt hedged and the gross fair value of the asset / (liability) position of the interest rate swaps.

	October 2,	December 31,
	2010	2009

Amount of long-term debt hedged	$30,000	$30,000

Percentage of long-term debt	49%	65%

Gross fair value asset/(liability) position, classified as accrued expenses	$(1,274)	$(1,355)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2010
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Derivative Financial Instruments (continued)

The following summarizes the amount of the gains (losses) recognized in other comprehensive income from the interest rate swaps for the nine months ended October 2, 2010 and October 3, 2009:

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Derivatives in cash-flow hedging relationship:

Interest rate swaps	$81	$221

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

	Three Months Ended			Nine Months Ended
	October 2,	October 3,	Percentage	October 2,	October 3,	Percentage
	2010	2009	Change	2010	2009	Change

Revenues	100.0%	100.0%	4.8%	100.0%	100.0%	1.8%

Costs and expenses:
Operating	64.5	64.2	5.3	65.8	64.4	3.9
Selling	16.7	15.6	12.4	16.5	15.5	7.9
General and administrative	6.5	7.6	(10.9)	7.0	8.2	(13.0)
Depreciation and amortization	6.0	6.3	-	6.2	6.6	(3.2)
Gain on sale of assets, net	(.1)	-	nm	-	-	nm

Income from operations	6.4	6.3	6.3	4.5	5.3	(13.6)

Other income (expense):
Interest expense	(.5)	(.4)	40.9	(.4)	(.4)	1.7
Interest income	-	-	nm	-	-	nm
Other, net	(.6)	(.4)	50.9	(.5)	(.5)	28.9

Income before income taxes	5.3	5.5	.5	3.6	4.4	(18.4)

Income taxes	2.2	2.2	5.1	1.5	1.8	(15.3)

Net income	3.1%	3.3%	(2.5%)	2.1%	2.6%	(20.5%)

nm--not meaningful

Third Quarter—Three Months Ended October 2, 2010 Compared to Three Months Ended October 3, 2009

Our results of operations for the three months ended October 2, 2010 compared to the three months ended October 3, 2009 follows:

	Three Months Ended
	October 2,	October 3,
	2010	2009	Change	% Change

Revenues	$156,493	$149,272	$7,221	4.8%

Costs and expenses:
Operating	100,861	95,790	5,071	5.3
Selling	26,147	23,268	2,879	12.4
General and administrative	10,101	11,338	(1,237)	(10.9)
Depreciation and amortization	9,411	9,413	(2)	-
Gain on sale of assets, net	(107)	(16)	(91)	nm
	146,413	139,793	6,620	4.7

Income from operations	10,080	9,479	601	6.3

Other income (expense):
Interest expense	(827)	(587)	(240)	40.9
Interest income	15	10	5	nm
Other, net	(957)	(634)	(323)	50.9

Income before income taxes	8,311	8,268	43	.5

Income taxes	3,470	3,303	167	5.1

Net income	$4,841	$4,965	$(124)	(2.5%)

nm--not meaningful

Index

Revenues--Revenues of $156,493 increased $7,221 compared with $149,272 in the third quarter 2009. Utility Services increased $678 or .9% compared with the third quarter 2009. New contracts obtained during the third quarter 2010 in all utility operations were partially offset by reductions on existing contracts within our U.S. operations. Residential and Commercial Services increased $6,279 to $71,399 from the third quarter 2009, an increase of 9.6%.  Residential and Commercial revenues for the third quarter 2010 were favorably impacted by the business we purchased at the end of June 2010 as well as a general increase in customer demand for our services. Total revenue of $156,493 includes production incentive revenue, recognized under the completed-performance method, of $922 during the third quarter 2010 compared with $1,076 during the third quarter 2009.

Operating Expenses--Operating expenses of $100,861 increased $5,071 compared with the third quarter 2009 and, as a percentage of revenues, increased .3% to 64.5%. Utility Services increased $1,295 or 2.3% compared with the third quarter 2009, and as a percentage of revenues increased 1.1% to 76.7%. Increased fuel expense, equipment expense, tools expense and labor expenses, were partially offset by reductions in subcontractor expense and material expense. Residential and Commercial Services increased $3,738 or 11.4% compared with the third quarter 2009 and, as a percentage of revenues, increased .7% to 50.9%. Increased labor expense, subcontractor expense, material expense and fuel expense were partially offset by a reduction in equipment maintenance expense.

Fuel costs of $6,325 increased $657, or 11.6%, from the $5,668 incurred in the third quarter 2009 and impacted operating expenses within all segments.

Selling Expenses--Selling expenses of $26,147 increased $2,879 compared with the third quarter 2009 and as a percentage of revenues increased 1.1% to 16.7%. Utility Services increased $300 or 5.2% from the third quarter 2009. Increases in field management wages and incentive expense, communication expense, office rent and professional services expense were partially offset by decreases in field management travel expense and vehicle expense. Residential and Commercial Services experienced an increase of $2,623 or 15.4% over the third quarter 2009. Increases in field management wages and incentive expense, communication expense and sales and marketing expenses were partially offset by reductions in field management auto expense, professional services expense and field management vehicle expense.

General and Administrative Expenses--General and administrative expenses of $10,101 decreased $1,237 from $11,338 in the third quarter 2009. Decreases in salary and incentive expense, professional service expense, employee development expense, office rent and utilities expense and pension expense were partially offset by increases in communications expense, postage expense and stock-based compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,411 decreased $2 from $9,413 in the third quarter of 2010 and, as a percentage of revenues, decreased .3% to 6.0%.  The decrease is attributable to a reduction in capital expenditures for equipment in the prior year.

Gain/Loss on the Sale of Assets, Net--Gain on the sale of assets was $107 for the third quarter 2010 as compared with a gain of $16 in the third quarter 2009.  The increase is the result of an increase in the number of units disposed in the third quarter 2010 as compared with the third quarter 2009.

Interest Expense--Interest expense of $827 increased $240 from the $587 incurred in the third quarter 2009. The increase is attributable to higher average debt levels and higher average interest rates incurred on our Senior Notes issued during the third quarter 2010 as compared to the third quarter 2009.

Other, Net--Other, net, of $957 increased $323 from the $634 incurred in the third quarter 2009 and consisted of nonoperating income and expense, primarily foreign currency losses on the intercompany account balances of our Canadian operations, as compared to foreign currency gains in the third quarter 2009.

Index

Income Taxes--Income tax expense for the third quarter 2010 was $3,470, as compared to $3,303 for the third quarter 2009.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2010 annual effective tax rate is estimated to be 41.1%. Our annual effective tax rate for 2009 was 39.0%.

Net Income--Net income of $4,841 for the third quarter 2010 was $124 less than the $4,965 experienced in the third quarter 2009.

Nine Months Ended October 2, 2010 Compared to Nine Months Ended October 3, 2009

Our results of operations for the nine months ended October 2, 2010 compared to the nine months ended October 3, 2009 follows:

	Nine Months Ended
	October 2,	October 3,
	2010	2009	Change	% Change

Revenues	$441,074	$433,474	$7,600	1.8%

Costs and expenses:
Operating	290,225	279,343	10,882	3.9
Selling	72,546	67,244	5,302	7.9
General and administrative	30,922	35,543	(4,621)	(13.0)
Depreciation and amortization	27,463	28,378	(915)	(3.2)
Gain on sale of assets, net	(11)	(105)	94	nm
	421,145	410,403	10,742	2.6

Income from operations	19,929	23,071	(3,142)	(13.6)

Other income (expense):
Interest expense	(1,868)	(1,837)	(31)	1.7
Interest income	38	22	16	nm
Other, net	(2,074)	(1,609)	(465)	28.9

Income before income taxes	16,025	19,647	(3,622)	(18.4)

Income taxes	6,586	7,780	(1,194)	(15.3)

Net income	$9,439	$11,867	$(2,428)	(20.5%)

nm--not meaningful

Revenues--Revenues of $441,074 increased $7,600 compared with $433,474 in the first nine months of 2009. Utility Services decreased $6,111 or 2.7% compared with the first nine months of 2009. Reductions on existing contracts within our U.S. and Canadian operations were partially offset by new accounts obtained in the third quarter 2010. Residential and Commercial Services increased $15,889 or 8.8% compared to the first nine months of 2009. Residential and Commercial revenues for the first nine months of 2010 were favorably impacted by winter and spring storms that occurred across the eastern and midwest parts of the U.S. as well as an increase in customer demand for our services.  Total revenue of $441,074 includes production incentive revenue, recognized under the completed-performance method, of $4,227 during the first nine months of 2010 compared with $6,297 during the first nine months of 2009.

Index

Operating Expenses--Operating expenses of $290,225 increased $10,882 compared with the first nine months of 2009 and, as a percentage of revenues, increased 1.4% to 65.8%. Utility Services increased $1,191 or .7% compared with the first nine months of 2009. Increases in fuel expense, disposal expense and tools expense were partially offset by decreases in payroll expense, equipment expense and subcontractor expense. Residential and Commercial Services increased $9,940 or 10.7% compared with the first nine months of 2009 and, as a percentage of revenues, increased .8% to 52.3%. Increased labor expense, subcontractor expense, material expense and fuel expense, the result of the increased revenues, were partially offset by a reduction in equipment maintenance expense.

Fuel costs of $17,531 increased $2,783, or 18.9%, from the $14,748 incurred in the first nine months of 2009 and impacted operating expenses within all segments.

Selling Expenses--Selling expenses of $72,546 increased $5,302 compared with the first nine months of 2009 and as a percentage of revenues increased 1.0% to 16.5%. Utility Services decreased $686 to $17,229 from the $17,915 experienced in the first nine months of 2009. Reductions in field management wages and incentive expense, field management travel expense, office rent and communication expense were partially offset by increases in professional services expense and field management vehicle expense. Residential and Commercial Services experienced an increase of $5,493 or 11.5% over the first nine months of 2009. Increases in field management wages and incentive expense, field management travel expense, employee development expense and communication expense were partially offset by reductions in branch office wages, field management auto expense, office rent and utilities, sales and marketing expenses and office expenses.

General and Administrative Expenses--General and administrative expenses of $30,922 decreased $4,621 from $35,543 in the first nine months of 2009, and as a percentage of revenue decreased 1.2% to 7.0%. Decreases in salary and incentive expense, professional service expense, employee development expense, office rent and utilities expense and pension expense were partially offset by increases in communications expense and stock-based compensation expense. General and administrative expenses of $34,007 for the first nine months of 2008 included $2,916 related to businesses acquired in 2008 as well as other increases from the total $29,224 for the first nine months of 2007.

Depreciation and Amortization Expense--Depreciation and amortization expense of $27,463 decreased $915 from $28,378 in the first nine months of 2009 and, as a percentage of revenues, decreased .4% to 6.2%.  The decrease is attributable to a reduction in capital expenditures for equipment in the prior year.

Gain/Loss on the Sale of Assets, Net--Gain on the sale of assets was $11 for the first nine months of 2010 as compared with a gain of $105 in the first nine months of 2009.  The decrease is the result of a change in the mix of units sold in the first nine months of 2010 as compared with the first nine months of 2009.

Interest Expense--Interest expense of $1,868 increased $31 from the $1,837 incurred in the first nine months of 2009. The increase is attributable to slightly higher average debt levels and higher interest rates incurred on our Senior Notes issued during the third quarter of 2010 as compared to the first nine months of 2009.

Other, Net--Other, net, of $2,074 increased $465 from the $1,609 incurred in the first nine months of 2009 and consisted of nonoperating income and expense. The fluctuation was primarily due to foreign currency losses on the intercompany account balances of our Canadian operations as compared with foreign currency gains experienced in the first nine months of 2009.

Income Taxes--Income tax expense for the first nine months of 2010 was $6,586, as compared to $7,780 for the first nine months of 2009.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2010 annual effective tax rate is estimated to be 41.1%. Our annual effective tax rate for 2009 was 39.0%.

Index

Net Income--Net income of $9,439 for the first nine months of 2010 was $2,428 less than the $11,867 experienced in the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and October 3, 2009, are summarized as follows:

	2010	2009
Cash provided by (used in):
Operating activities	$24,211	$37,934
Investing activities	(28,692)	(17,036)
Financing activites	6,084	(22,438)
Increase (Decrease), in cash	$1,603	$(1,540)

Cash Provided by Operating Activities--Cash provided by operating activities was $24,211 for the first nine months of 2010, $13,723 less than the $37,934 provided in the first nine months of 2009. The decrease in operating cash flow was primarily attributable to $9,809 more cash used for operating assets and liabilities and a decrease in depreciation and amortization of $915.

Overall, accounts receivable increased $14,531 during the first nine months of 2010, as compared to the $594 decrease during the first nine months of 2009.  Included in the $594 decrease during first nine months of 2009 was the collection of receivables related to storm damage work performed in 2008, primarily related to hurricanes Gustav and Ike. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2010 was 50 days, the same as compared to the end of the first nine months of 2009.

Operating liabilities increased $4,238 in the first nine months of 2010, $7,588 more than the $3,350 decrease in the first nine months of 2009. Accounts payable and accrued expenses decreased $740 during the first nine months of 2010 as compared with a decrease of $9,717 for the first nine months of 2009. Decreases in trade payables and 401KSOP liabilities were partially offset by increases in employee compensation, compensated-absence and vacation accruals, self-insured medical claims, professional services and accrued interest.  Self-insurance accruals increased $4,978 in the first nine months of 2010, which was $1,389 less than the increase of $6,367 experienced in the first nine months of 2009. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

For the first nine months of 2010, other, net, increased $3,728, $2,272 more than the $1,456 increase for the first nine months of 2009. The increase is attributable to increases in prepaid expenses and tax deposits, partially offset by a reduction in operating supplies and pension assets.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2010 was $28,692, or $11,656 more than the $17,036 used during the first nine months of 2009. The increase was a result of increased capital expenditures for equipment and purchases of a business.

Index

Cash Provided by Financing Activities--Cash provided by financing activities of $6,084 increased $28,522 during the first nine months of 2010 as compared with the $22,438 of cash used during the first nine months of 2009. During the first nine months of 2010, our unsecured borrowings, consisting of $30,000 senior unsecured notes issued less $12,550 paid-down on our revolving credit facility, provided $17,450 in cash as compared with the $10,950 borrowed during the first nine months of 2009. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Treasury share transactions (purchases and sales) used $1,321 less cash than the $9,155 used in the first nine months of 2009. Dividends paid of $1,854 decreased $79, as compared with $1,933 paid in the first nine months of 2009.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 and amended the Amended and Restated Credit Agreement dated November 21, 2006 to provide a revolving credit facility under which up to an aggregate of $140,000 is available (previously $159,000), with the term extended to December 19, 2014.

The 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the “5.09% Senior Notes”), were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between the Company and the purchasers of the 5.09% Senior Notes.  Subsequent series of promissory notes may be issued pursuant to supplemental note purchase agreements in an aggregate additional principal amount not to exceed $20,000.

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

The Amended Credit Agreement provides a revolving credit facility with a group of banks under which up to an aggregate of $140,000 is available, with a letter of credit sublimit of $100,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $160,000.

As at October 2, 2010, we had unused commitments under the facility approximating $52,783, with $87,217 committed, consisting of borrowings of $30,000 and issued letters of credit of $57,217. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Index

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at October 2, 2010, to make future payments for the periods indicated.

		Three
		Months Ending
		December 31,	Year Ending December 31,
Description	Total	2010	2011	2012	2013	2014	Thereafter

Revolving credit facility	$30,000	$-	$-	$-	$-	$30,000	$-
Senior notes	30,000	-	-	-	-	-	30,000
Term loans	9,129	1,868	5,671	730	480	380	-
Operating lease obligations	11,671	3,081	3,704	2,044	1,367	532	943
Self-insurance accruals	58,671	10,635	17,299	11,432	6,215	2,684	10,406
Purchase obligations	4,841	4,841	-	-	-	-	-
Other liabilities	7,417	1,964	563	615	425	334	3,516
	$151,729	$22,389	$27,237	$14,821	$8,487	$33,930	$44,865

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of October 2, 2010. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of October 2, 2010, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of October 2, 2010, we were contingently liable for letters of credit in the amount of $58,238, of which $57,217 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2010 through 2014.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At October 2, 2010, we had working capital of $34,539, short-term lines of credit approximating $11,390 and $52,783 available under our revolving credit facility.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable. We have entered into interest rate contracts--derivative financial instruments--with the objective of altering interest rate exposures related to variable debt.

The following table provides information, as of October 2, 2010, about our debt obligations and interest rate contracts. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate contracts, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contract at October 2, 2010. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as at October 2, 2010.

								Fair Value
	Expected Maturity Date							October 2,
	2011	2012	2013	2014	2015	Thereafter	Total	2010

Liabilities
Long-term debt:
Fixed rate	$4,902	$114	$100	$-	$-	$30,000	$35,116	$35,477
Average interest rate	4.6%	5.1%	5.1%			5.1%

Variable rate	$3,285	$30,630	$381	$380	$-	$-	$34,676	$34,676
Average interest rate	1.9%	2.7%	3.4%	4.2%

Interest rate derivative instruments
Interest rate swap:
Pay fixed, notional amount	$-	$30,000	$-	$-	$-	$-	$30,000	$1,274
Average pay rate		3.42%
Average receive rate		0.26%

Index

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 2, 2010 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 2, 2010, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2010

January 1 to January 30	726	$16.00	n/a	n/a
January 31 to February 27	-	-	n/a	n/a
February 28 to April 3	119,606	16.60	n/a	n/a
Total First Quarter	120,332	16.50

April 4 to May 1	119,290	16.60	n/a	n/a
May 2 to May 29	170,007	16.60	n/a	n/a
May 30 to July 3	271,478	16.60	n/a	n/a
Total Second Quarter	560,775	16.60

July 4 to July 31	942	16.60	n/a	n/a
August 1 to August 28	20,699	16.60	n/a	n/a
August 29 to October 2	95,544	16.60	n/a	n/a
Total Third Quarter	117,185	16.60

Total Year to Date	798,292	16.58

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: November 3, 2010		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 3, 2010	By:	/s/ Nicholas R. Sucic
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