Form 10-K
period 2010-12-31
DAVEY TREE EXPERT CO
filed 2011-03-10
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):  Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

There were 14,114,470 Common Shares outstanding as of March 4, 2011. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 4, 2010 was $205,315,125. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be held on May 17, 2011, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

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

▪
The effects of the recent economic downturn and the continuing financial and credit uncertainties may reduce our customers’ spending, adversely impact pricing for our services, and impede our collection of accounts receivable.

▪	Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

▪
The seasonal nature of our business and changes in general and local economic conditions, among other factors, may cause our quarterly results to fluctuate, and our prior performance is not necessarily indicative of future results.

▪	The uncertainties in the credit and financial markets may limit our access to capital.

▪	Significant increases in fuel prices for extended periods of time will increase our operating expenses.

▪
We have significant contracts with our utility, commercial and government customers that include liability risk exposure as part of those contracts. Consequently, we have substantial excess-umbrella liability insurance, and increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages, could negatively impact our liquidity.

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

Table of Contents

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2010, we had revenues of approximately $65.2 million, or approximately 11% of total revenues, from Pacific Gas & Electric Company (“PG&E”), one of our largest customers.

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

Table of Conents

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

Employees

We employed approximately 6,800 employees at December 31, 2010. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.

Domestic and Foreign Operations

We sell our services to customers in the United States and Canada.

We do not consider the risks attendant to our business with foreign customers, other than currency exchange risks, to be materially different from those attendant to our business with domestic customers.

Financial Information About Segments and Geographic Areas

Certain financial information regarding our operations by segment and geographic area is contained in Note R to our consolidated financial statements, which are included in Part II, Item 8 of this report.

Access to Company Information

Davey Tree’s internet address is http://www.davey.com. Through our internet website, by hyperlink to the Securities and Exchange Commission (“SEC”) website (http://www.sec.gov), we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. Availability of the reports occurs contemporaneously with the electronic posting to the SEC’s website as the reports are electronically filed with or furnished to the SEC.

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

Table of Conents

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

The effects of the recent economic downturn and the continuing financial and credit uncertainties may adversely impact our customers’ future spending as well as pricing and payment for our services, thus negatively impacting our operations and growth.

The rate at which the economy will recover and the length of time that the economy will remain slow continues to be uncertain. Slow economic activity may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. This makes it difficult to estimate our customers’ requirements for our services and, therefore, adds uncertainty to the determination of our backlog. A reduction in cash flow and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

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

We derive approximately 51% of our total revenues from our Utility Services segment, including approximately 11% of our total revenues from PG&E. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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

Table of Conents

We may not have access to capital in the future due to continuing uncertainties in the financial and credit markets.

We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Continued weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time-to-time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The continuation of economic disruptions and any resulting limitations on future funding, including any restrictions on access to funds under our revolving credit facility, could have a material adverse effect on us.

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

Table of Conents

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

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent years, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing or renewing any bonds. If surety providers were to limit or eliminate our access to bonding, we would need to post other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure sufficient letters of credit on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, our liquidity may be adversely affected.

We may be adversely affected if our reputation is damaged.

We are dependent, in part, upon our reputation of quality, integrity and performance. If our reputation were damaged in some way, it may impact our ability to grow or maintain our business.

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

Table of Conents

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces

Residential and Commercial Services	27	Owned	173,138	14

Utility Services	3	Owned	36,037	3

Residential and Commercial, and Utility	2	Owned	12,400	2

We also rent approximately 119 properties in 30 states and three provinces.

None of our owned or rented properties used by our business segments is individually material to our operations.

Item 3.  Legal Proceedings.

We are a party to routine litigation incidental to our business. We do not believe that this litigation, individually or in the aggregate, will have a material effect on our business, financial condition or results of operations.

Item 4.  (Removed and Reserved).

Pursuant to Instruction G of Form 10-K the following is included as an unnumbered item to PART I.

Table of Conents

Executive Officers of the Company.

Our executive officers and their present positions and ages as of March 2, 2011 follow:

Name	Position	Age

Karl J. Warnke	Chairman, President and Chief Executive Officer	59

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	59

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	67

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	53

Patrick M. Covey	Executive Vice President, Operations	47

George M. Gaumer	Vice President and General Manager, Commercial Landscape Services	58

Fred W. Johnson	Vice President, Operations Support Services	66

Steven A. Marshall	Executive Vice President, Operations	59

Gordon L. Ober	Vice President, Personnel Recruiting and Development	61

Joseph R. Paul, CPA	Treasurer	49

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	61

Thea R. Sears, CPA	Assistant Controller	42

James F. Stief	Vice President and General Manager, Residential/Commercial Services	57

Nicholas R. Sucic, CPA	Vice President and Controller	64

Mr. Warnke was elected Chairman of the Board, effective May 20, 2009, and continues to serve as President and Chief Executive Officer, having been appointed in January 2007. He was President and Chief Operating Officer from 1999 through December 31, 2006. Prior to that time, he served as Executive Vice President and General Manager - Utility Services, having been appointed in January 1993. Previously, having joined Davey Tree in 1980, Mr. Warnke performed all aspects of tree services and also held various managerial positions, including Operations Manager, Operations Support Services, Equipment and Safety functions and Operations Vice President.

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

Mr. Covey was elected Executive Vice President, Operations, effective January 1, 2007, and served as Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005. Prior to that time, Mr. Covey was Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.

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

Table of Conents

Mr. Marshall was elected Executive Vice President, Operations, effective January 1, 2007, and served as Vice President and General Manager of Eastern Utility Services, having been appointed in January 2003. Prior to that time, he served as Vice President, Southern Operations, Utility Services, having been appointed in January 1997. Previously, having joined Davey Tree in 1977, Mr. Marshall held various managerial positions, including Operations Manager, Regional Manager and District Manager.

Mr. Ober was elected Vice President, Personnel Recruiting and Development in February 2000. Prior to that time, he served as Vice President - New Ventures.

Mr. Paul was elected Treasurer in December 2005 when he joined Davey Tree. He is a certified public accountant. Prior to joining us, Mr. Paul served as corporate controller for AccessPoint Openings, LLC, a holding company of distribution and manufacturing companies in the building products industry, having been associated with that firm since 1998. Mr. Paul served in various capacities including director of business expansion and integration at Applied Industrial Technologies, an industrial distributor, from 1993 to 1998. Prior to joining Applied Industrial Technologies, Mr. Paul was an audit manager with Deloitte & Touche, having been associated with that firm since 1986.

Mr. Ramsey was elected Vice President and General Manager, Canadian Operations in January 2000. Prior to that time, he served as Vice President and General Manager, Commercial Services.

Ms. Sears was elected Assistant Controller in May 2010, and served as Manager of Financial Accounting having been appointed in April 1998.  Prior to that time she served as Supervisor of Financial Accounting, having been appointed in September 1995.  During her 18-year tenure with Davey Tree, Ms. Sears’ responsibilities have included a variety of roles in financial reporting, managerial reporting and operations accounting.  She is a certified public accountant.

Mr. Stief was elected Vice President and General Manager, Residential/Commercial Services in January 2010 and served as Vice President and General Manager - South, West and Central Residential/Commercial Operations, having been appointed in January 2007. Prior to that time Mr. Stief served as Vice President South, West and Central Residential/Commercial Operations, having been appointed in January 1997. Previously, having joined Davey Tree in 1978, Mr. Stief held various managerial positions, including Operations Manager and District Manager.

Mr. Sucic was elected Vice President and Controller, effective January 1, 2007, and served as Corporate Controller and Chief Accounting Officer since having joined Davey Tree in November 2001. He is a certified public accountant. Prior to joining us, Mr. Sucic served as chief financial officer of Vesper Corporation, a manufacturer of products for industry, from 2000 to 2001; of Advanced Lighting Technologies, Inc., a designer, manufacturer and marketer of metal halide lighting products, from 1996 to 2000; and of various asset management units at The Prudential Investment Corporation, from 1989 to 1996. Prior to joining Prudential, Mr. Sucic was a partner with Ernst & Young LLP, having been associated with that firm since 1970.

Our officers serve from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.

PART II

Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of ABM Industries Incorporated, Comfort Systems USA, Inc., Dycom Industries, Inc., FirstService Corporation, MYR Group, Inc., Quanta Services, Inc., Rollins, Inc., and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. The purchases described above are added to our treasury stock.

Record Holders and Common Shares

On March 4, 2011 we had 3,124 record holders of our common shares.

Table of Conents

On March 4, 2011 we had 14,114,470 common shares outstanding and options exercisable to purchase 944,906 common shares.

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

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2010	2009
1	4.25	4.25
2	4.25	4.25
3	4.25	4.25
4	4.25	4.25
Total	17.00	17.00

We presently expect to pay comparable cash dividends in 2011.

Recent Sale of Unregistered Securities

None.

Table of Conents

Purchases of Equity Securities

The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2010

January 1 to January 30	726	$16.00	n/a	n/a
January 31 to February 27	-	-	n/a	n/a
February 28 to April 3	119,606	16.60	n/a	n/a
Total First Quarter	120,332	16.60

April 4 to May 1	119,290	16.60	n/a	n/a
May 2 to May 29	170,007	16.60	n/a	n/a
May 30 to July 3	271,478	16.60	n/a	n/a
Total Second Quarter	560,775	16.60

July 4 to July 31	942	16.60	n/a	n/a
August 1 to August 28	20,699	16.60	n/a	n/a
August 29 to October 2	95,544	16.60	n/a	n/a
Total Third Quarter	117,185	16.60

October 3 to October 30	220,243	16.60	n/a	n/a
October 31 to December 4	191,350	16.60	n/a	n/a
December 5 to December 31	39,170	16.60	n/a	n/a
Total Fourth Quarter	450,763	16.60

Total Year to Date	1,249,055	16.60

n/a--Not applicable. There are no publicly announced plans or programs to purchase common shares.

Table of Conents

Stock Performance Graph

Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index

The following Performance Graph compares cumulative total shareholder returns for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. Each of the three measures of cumulative total return assumes reinvestment of dividends.

	2005	2006	2007	2008	2009	2010
Davey Tree	100	117	144	151	154	173
S&P 500 Index	100	116	122	77	97	112
Peer Group	100	118	133	100	115	142

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

Table of Conents

Item 6.  Selected Financial Data for the Past Five Years.

	Fiscal Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except ratio and per share data)
Operating Statement Data:

Revenues	$591,732	$562,111	$595,797	$506,138	$467,534

Costs and expenses:
Operating	387,272	360,623	382,143	324,415	305,106
Selling	97,794	89,266	95,327	82,449	74,513
General and administrative	40,170	47,077	45,607	38,476	34,126
Depreciation	35,530	36,280	34,374	28,085	26,991
Amortization of intangible assets	1,791	1,677	1,482	1,148	1,291
Gain on sale of assets, net	(437)	(623)	(992)	(515)	(309)
Income from operations	29,612	27,811	37,856	32,080	25,816

Interest expense	(2,803)	(2,380)	(3,417)	(3,422)	(2,768)
Interest income	46	25	220	404	176
Other expense	(2,521)	(1,880)	(2,920)	(542)	(1,301)

Income before income taxes	24,334	23,576	31,739	28,520	21,923
Income taxes	10,281	9,199	12,718	10,441	7,906
Net income	$14,053	$14,377	$19,021	$18,079	$14,017

Earnings per share--diluted	$.93	$.92	$1.14	$1.07	$.80

Shares used for computing per share amounts--diluted	15,031	15,636	16,751	16,844	17,460

Other Financial Data:

Depreciation and amortization	$37,321	$37,957	$35,856	$29,233	$28,282

Capital expenditures	34,753	21,838	37,033	37,587	32,435

Cash flow provided by (used in):
Operating activities	49,275	53,538	55,282	52,341	38,372
Investing activities	(39,304)	(21,457)	(51,356)	(38,801)	(34,419)
Financing activities	(349)	(33,049)	(2,382)	(13,822)	(5,297)

Cash dividends declared per share	$.1700	$.1700	$.1700	$.1625	$.1525

Table of Conents

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands, except ratio and per share data)
Balance Sheet Data:

Working capital	$25,833	$16,306	$20,803	$20,443	$24,598

Current ratio	1.29	1.20	1.23	1.29	1.38

Property and equipment, net	129,627	128,802	141,013	108,239	96,522

Total assets	288,307	266,072	291,002	231,649	207,980

Long-term debt	61,591	45,843	60,187	32,099	31,951

Other long-term liabilities	38,305	41,494	45,523	33,728	29,283

Shareholders' equity	98,369	97,223	94,783	94,382	82,076

Common shares:
Issued	21,457	21,457	21,457	21,457	21,457
In treasury	7,345	6,885	6,939	6,926	6,436
Net outstanding	14,112	14,572	14,518	14,531	15,021

Stock options:
Outstanding	1,256	1,324	1,331	1,422	1,536
Exercisable	945	1,003	1,039	848	666

ESOT valuation per share	$18.40	$16.60	$16.40	$15.80	$12.95

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2010 Results;
▪	Results of Operations, including fiscal 2010 compared to fiscal 2009, fiscal 2009 compared to fiscal 2008, and Canadian dollar translation adjustments and rate-change effects, and other matters;
▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;
▪	Recent Accounting Guidance;
▪	Critical Accounting Policies and Estimates; and
▪	Market Risk Information, including interest rate risk and foreign currency rate risk.

OVERVIEW OF 2010 RESULTS

General

We provide a wide range of horticultural services to residential, commercial, utility and institutional customers throughout the United States and Canada.

Table of Conents

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2010	2009	2008	2010/2009	2009/2008

Revenues	100.0%	100.0%	100.0%	5.3%	(5.7%)
Costs and expenses:
Operating	65.5	64.1	64.1	7.4	(5.6)
Selling	16.5	15.9	16.0	9.6	(6.4)
General and administrative	6.8	8.4	7.7	(14.7)	3.2
Depreciation	6.0	6.5	5.8	(2.1)	5.5
Amortization of intangible assets	.3	.3	.2	6.8	13.2
Gain on sale of assets, net	(.1)	(.1)	(.2)	(29.9)	(37.2)
	95.0	95.1	93.6	5.2	(4.2)
Income from operations	5.0	4.9	6.4	6.5	(26.5)

Other income (expense):
Interest expense	(.5)	(.4)	(.6)	17.8	(30.3)
Interest income	-	-	-	nm	nm
Other	(.4)	(.3)	(.5)	nm	nm
Income before income taxes	4.1	4.2	5.3	3.2	(25.7)
Income taxes	1.7	1.6	2.1	11.8	(27.7)
Net income	2.4%	2.6%	3.2%	(2.3%)	(24.4%)

nm--not meaningful

Revenues of $591,732 were 5.3% higher than last year’s revenues of $562,111. Utility Services revenues increased 2.8% and Residential and Commercial Services increased 9.6%.

Overall, income from operations of $29,612 increased 6.5% from the $27,811 experienced in the prior year. Income from operations was $14,851 in Utility Services (a 17.5% decrease as compared with 2009) and $17,776 for Residential and Commercial Services (a 78.3% increase as compared with 2009).

Net income of $14,053 was $324, or 2.3%, lower than the $14,377 earned in 2009. The decrease in net income was due to a higher effective tax rate in 2010.

Operating activities in 2010 provided cash of $49,275 as compared to $53,538 provided in 2009. The $4,263 net decrease was primarily attributable to (i) a decrease in net income of $324, (ii) a decrease of $636 in depreciation and amortization expense, and (iii) cash used of $5,062 from changes in other operating assets and liabilities.

Investing activities used $39,304 in cash, or $17,847 more than that used in 2009, the result of additional expenditures for equipment, land and buildings and purchases of businesses.

Table of Conents

Financing activities used $349 in 2010, a decrease of $32,700 compared with $33,049 used in 2009. Our unsecured borrowings, consisting of $30,000 senior unsecured notes issued less $12,550 paid-down on our revolving credit facility, provided $17,450 in cash as compared with the $13,900 paid down during 2009. Purchases of common shares for treasury of $20,711 were partially offset by net cash received of $7,240 from the sale of common shares and common shares subscriptions. Dividends paid during 2010 totaled $2,436.

Fiscal 2010 Compared to Fiscal 2009

A comparison of our fiscal year 2010 results to 2009 follows:

	Year Ended December 31,
	2010	2009	Change	% Change

Revenues	$591,732	$562,111	$29,621	5.3%

Costs and expenses:
Operating	387,272	360,623	26,649	7.4
Selling	97,794	89,266	8,528	9.6
General and administrative	40,170	47,077	(6,907)	(14.7)
Depreciation	35,530	36,280	(750)	(2.1)
Amortization of intangible assets	1,791	1,677	114	6.8
Gain on sale of assets, net	(437)	(623)	(186)	(29.9)
	562,120	534,300	27,820	5.2

Income from operations	29,612	27,811	1,801	6.5

Other income (expense):
Interest expense	(2,803)	(2,380)	(423)	17.8
Interest income	46	25	21	84.0
Other	(2,521)	(1,880)	641	34.1

Income before income taxes	24,334	23,576	758	3.2

Income taxes	10,281	9,199	1,082	11.8

Net income	$14,053	$14,377	$(324)	(2.3%)

Revenues--Revenues of $591,732 increased $29,621 compared with the $562,111 reported in 2009. Utility Services increased $8,168, or 2.8%, from the prior year. Additional production incentives offered during the fourth quarter by certain U.S. Utility customers and new accounts obtained during the third quarter offset the reductions on existing contracts within our U.S. and Canadian operations. Residential and Commercial Services increased $22,135, or 9.6%, from 2009. Residential and Commercial revenues for 2010 were favorably impacted by winter and spring storms that occurred across the eastern and midwest parts of the U.S., the acquisition of a company at the end of the second quarter and a general increase in customer demand for our services.  Total consolidated revenue of $591,732 includes production incentive revenue, recognized under the completed-performance method, of $3,749 during 2010 as compared with $6,388 during 2009.

Operating Expenses--Operating expenses of $387,272 increased $26,649 from the prior year, and as a percentage of revenues increased 1.4% to 65.5%. Utility Services experienced an increase of $10,908, or 5.0%, from 2009, and as a percentage of revenues increased 1.6% to 75.8%. Increases in employee labor and benefits expense, fuel expense, material and tools expense and equipment repair expense associated with the increased revenues were partially offset by a decrease in subcontractor expense and materials expense. Residential and Commercial Services increased $12,884, or 10.7%, compared with 2009 and as a percentage of revenue increased .6% to 52.5%. Increased employee labor and benefit expense, subcontractor expense, fuel expense and material expense, the result of the increased revenues, account for the increase.

Fuel costs increased in 2010 as compared with fuel costs for 2009 and impacted operating expenses within all segments. During 2010, fuel expense of $24,213 increased $3,574, or 17%, from the $20,639 incurred in 2009. Substantially all of the $3,574 increase relates to an increase in the price of fuel.

Table of Conents

Selling Expenses--Selling expenses of $97,794 increased $8,528 from 2009 and as a percentage of revenues increased .6% to 16.5%. Utility Services decreased $679, or 2.8%, from 2009, primarily related to reductions in field management wages and incentives, travel expense, communication expense, branch office wages and rent expense and were partially offset by increases in field management auto expense and professional services expense. Residential and Commercial Services increased $8,725, or 14.0%, from 2009. Increases in field management wages and incentive expense, travel expense, communication expense and professional services expense were partially offset by reductions in branch office expense, field management auto expense and sales and marketing expenses.

General and Administrative Expenses--General and administrative expenses decreased $6,907 to $40,170, a 14.7% decrease, from the $47,077 experienced in 2009 and as a percentage of revenues decreased 1.6% to 6.8%. Decreases in salary and incentive expense, professional service expense, stock compensation expense, office rent and utilities expense and pension expense were partially offset by increases in office rent expense, real estate tax expense, postage expense and relocation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $37,321 decreased $636 from the prior year and as a percentage of revenues decreased .5% to 6.3%. The dollar decrease is attributable to a reduction in capital expenditures for equipment in the prior year.

Gain on Sale of Assets--Gain on the sale of assets of $437 decreased $186 from the $623 experienced in 2009. The decrease is the result of a change in the mix of units sold in 2010 as compared with 2009.

Interest Expense--Interest expense of $2,803 increased $423, or 17.8%, from the $2,380 incurred in 2009. The increase is attributable to slightly higher average debt levels and higher interest rates incurred on our Senior Notes issued during the third quarter of 2010 as compared to 2009.

Other, Net--Other, net of $2,521 increased $641 from the $1,880 experienced in 2009. Other, net, includes foreign currency losses of $379 for 2010 as compared with foreign currency gains of $176 for 2009 on the intercompany balances of our Canadian operations.

Income Taxes--Income taxes for 2010 were $10,281 on income before income taxes of $24,334, an effective tax rate of 42.2%, compared with income taxes for 2009 of $9,199 on income before income taxes of $23,576, or an effective tax rate of 39.0%. The increase in the effective tax rate for 2010 from 2009 is a result of a net increase of 3.5% in 2010 related to the U.S. tax benefit of foreign source income from our Canadian operations, offset by a valuation allowance of $1,014 provided on foreign tax credits.  The 2010 effective tax rate of 42.2% includes a 3.2% state income tax rate, net of federal benefit and the 2009 tax rate of 39.0% included a 2.9% state income tax rate, net of federal benefit.

Net Income--Net income of $14,053 was $324 lower than the $14,377 earned in 2009. The 2.3% decrease in net income was primarily due to a higher effective tax rate in 2010 as compared to 2009.

Table of Conents

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

Table of Conents

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

General and Administrative Expenses--General and administrative expenses increased $1,470 to $47,077, a 3.2% increase, from the $45,607 experienced in 2008 and as a percentage of revenues increased .7% to 8.4%. The increase is attributable to an increase in salary and incentive expense, professional services expense, communication expense and office rent and maintenance expense, partially offset by reductions in pension expense and relocation expense. The general and administrative expenses for the business acquired in June 2008 were $4,007 in 2008 and $7,733 in 2009. Excluding the business acquired in June 2008, total general and administrative expenses for 2009 would have approximated $43,060 as compared with $45,607 in 2008.

Depreciation and Amortization Expense--Depreciation and amortization expense of $37,957 increased $2,101 from the prior year and as a percentage of revenues increased .8% to 6.8%. The dollar increase is attributable to additional capital expenditures for equipment, buildings and the businesses that were purchased in 2008.

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

Canadian Dollar Rate-Change Effects--During 2010, the United States dollar weakened in relation to the Canadian dollar. As a result, the weighted-average exchange rate for the year ended December 31, 2010 compared favorably with the weighted-average Canadian-dollar exchange rates that existed for the year ended December 31, 2009.

It is not possible to precisely measure the impact on operating results from Canadian dollar exchange rate changes. However, if Canadian operating results for the year ended December 31, 2010 were translated at the exchange rates in effect during the comparable period of 2009, revenues would have been approximately $5,181 lower and income from operations would have been approximately $595 lower.

The effect of exchange rate changes on cash balances held in Canadian dollars was not significant.

Table of Conents

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

During the fourth quarter 2010, the U.S. Internal Revenue Service completed its audit of the Company’s U.S. income tax returns for 2007 and 2008 and Canada Revenue Agency completed its audit of the Company’s Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008.

As of December 31, 2010, if certain pending tax matters settle, we believe it is reasonably possible that additional payments approximating $250 will be made during the next twelve months. However, we do not anticipate an increase or decrease in our total uncertain tax positions during the next twelve months that would be material to our financial condition or the results of operations.

Goodwill—Impairment Tests

Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2010 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2010 that would impact this conclusion.

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

The carrying value of the recorded goodwill for all reporting units totaled $21,275 at December 31, 2010. Based upon the goodwill impairment analysis conducted in the fourth quarter 2010, a hypothetical reduction in the fair value of the individual reporting units, ranging from approximately 58% to 76%, would not have resulted in the carrying value of the individual reporting units exceeding the reduced fair value.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Table of Conents

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2010 and December 31, 2009, are summarized as follows:

	2010	2009
Cash provided by (used in):
Operating activities	$49,275	$53,538
Investing activities	(39,304)	(21,457)
Financing activities	(349)	(33,049)
Increase(Decrease) in cash	$9,622	$(968)

Net Cash Provided by Operating Activities--Operating activities in 2010 provided cash of $49,275 as compared to $53,538 provided in 2009. The $4,263 net decrease was primarily attributable to (i) a decrease in net income of $324, (ii) a decrease of $636 in depreciation and amortization expense, and (iii) cash used of $5,062 from changes in other operating assets and liabilities.

Overall, accounts receivable dollars increased $8,726 in 2010 as compared to the $10,060 decrease experienced in 2009. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2010 decreased 2 days to 49 days, as compared to 2009. The DSO at December 31, 2009 was 51 days.

Accounts payable and accrued expenses increased $5,229 in 2010, $11,982 more than the decrease of $6,753 experienced in 2009.  Increases in employee compensation expense, compensated-absence accruals, self-insured medical claims and interest accruals were partially offset by a reduction in trade payables.

Self-insurance accruals increased $717 in 2010, as compared to the decrease of $3,326 experienced in 2009. The increase occurred in all classifications—workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall decrease in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net, increased $371 in 2010, as compared to the $1,930 decrease in 2009. Increases in tax and other deposits were partially offset by a decrease in prepaid expenses and pension assets.

Net Cash Used in Investing Activities--Investing activities used $39,304 in cash, $17,847 more than the $21,457 used in 2009. The increase is a result of additional capital expenditures for equipment, land and buildings as well as the purchases of businesses.

Net Cash Used in Financing Activities--Financing activities used $349 in 2010, $32,700 less than the $33,049 used in 2009. Our unsecured borrowings, consisting of $30,000 senior unsecured notes issued less $12,550 paid-down on our revolving credit facility, provided $17,450 in cash as compared with the $13,900 paid down during 2009. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Payments of long-term debt and capital leases totaled $1,569. Purchases of common shares for treasury of $20,711 were partially offset by net cash received of $7,240 from the sale of common shares and common shares subscriptions. Dividends paid during 2010 totaled $2,436.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 and amended the Amended and Restated Credit Agreement dated November 21, 2006 to provide a revolving credit facility under which up to an aggregate of $140,000 is available (previously $159,000), with the term extended to December 19, 2014 (the “Amended Credit Agreement”).

The 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the “5.09% Senior Notes”), were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between Davey Tree and the purchasers of the 5.09% Senior Notes.  Subsequent series of promissory notes may be issued pursuant to supplemental note purchase agreements in an aggregate additional principal amount not to exceed $20,000.

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

Table of Conents

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

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2010, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2011	2012	2013	2014	2015	Thereafter

Revolving credit facility	$30,000	$-	$-	$-	$30,000	$-	$-
Senior unsecured notes	30,000	-	-	-	-	-	30,000
Term loans	7,261	5,670	731	480	380	-	-
Operating lease obligations	11,411	4,611	2,687	1,875	914	657	667
Self-insurance accruals	56,405	23,752	14,076	7,937	3,745	1,643	5,252
Purchase obligations	4,740	4,740	-	-	-	-	-
Other liabilities	7,647	2,690	598	428	287	289	3,355
	$147,464	$41,463	$18,092	$10,720	$35,326	$2,589	$39,274

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2010. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2010, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As at December 31, 2010, we were contingently liable to our principal banks for letters of credit in the amount of $50,047 of which $49,033 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as appropriate.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2011 through 2014. We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2010, we had working capital of $25,833, unused short-term lines of credit approximating $10,005, and $60,967 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions for at least the next twelve months and for the foreseeable future.

Table of Conents

RECENT ACCOUNTING GUIDANCE

The FASB Accounting Standards Codification--In 2009, the Financial Accounting Standards Board (the “FASB”) established the Accounting Standards Codification™ (the “Codification” or “FASB ASC”) as the single source of nongovernmental authoritative U.S. GAAP.  All other accounting guidance not included in the Codification is considered nonauthoritative. The Codification also includes all relevant U.S. Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. The FASB updates the Codification by issuing Accounting Standards Updates (or “ASUs”). The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

New Accounting Standards Updates

In the description of the Accounting Standards Update that follows, references relate to Codification Topic and descriptive titles, as appropriate.

Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements--In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements for transfers in and out of Levels 1 and 2, requires separate disclosures for activity relating to Level 3 measurements and clarifies input and valuation techniques. This ASU was effective for interim and annual periods beginning after December 15, 2009 (that is, the quarter ended April 3, 2010 for us), except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 (that is, the quarter ending April 2, 2011 for us) and for interim periods within those years. The adoption of the revised guidance in FASB ASC Topic 820 did not affect our financial position, results of operations or cash flows.

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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 11% of revenues during 2010, 11% during 2009 and 11% during 2008. Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

Table of Conents

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

The following table provides information, as of December 31, 2010, about our debt obligations and interest rate contracts. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate contracts, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contract at December 31, 2010. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2010.

								Fair Value
	Expected Maturity Date							December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010

Liabilities
Long-term debt:
Fixed rate	$3,121	$101	$100	$-	$-	$30,000	$33,322	$33,324
Average interest rate	4.8%	5.1%	5.1%	-	-	5.1%

Variable rate	$24,537	$10,630	$380	$380	$-	$-	$35,927	$35,927
Average interest rate	2.0%	2.5%	3.6%	4.6%	-	-

Interest rate derivative instruments
Interest rate contracts:
Pay fixed, notional amount	$20,000	$10,000	$-	$-	$-	$-	$30,000	$(1,040)
Average pay rate	2.56%	5.15%
Average receive rate	1.76%	1.76%

Interest rates on the variable-rate debt, as of December 31, 2010, ranged from 1.8% to 3.3%.

The interest rate contracts each have an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to have settled the contracts at December 31, 2010 (fair value), we would have paid $1,040.

Foreign Currency Rate Risk

We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada, where we provide a comprehensive range of horticultural services.

Table of Conents

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

For the year ended December 31, 2010, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Management’s Discussion of Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors that our financial reporting is reliable and that our consolidated financial statements for external purposes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Table of Conents

No system of internal control over financial reporting can provide absolute guarantees, but only reasonable assurances of the prevention or detection of misstatements. Our processes, however, contain self-monitoring mechanisms, and actions will be taken to correct deficiencies as they are identified.

Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2010, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control--Integrated Framework.” To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we designed and implemented a structured and comprehensive compliance process to evaluate our internal control over financial reporting across the enterprise.

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

(b) Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in “Internal Control--Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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
March 10, 2011

(d) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date we carried out our evaluation, the quarter ended December 31, 2010.

Table of Conents

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of The Davey Tree Expert Company and our report dated March 10, 2011 expressed an unqualified opinion thereon.  We did not audit the 2010 financial statements of Davey Tree Expert Co. of Canada, Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 6% and total revenues constituting 10% of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Davey Tree Expert Co. of Canada, Limited, is based solely on the report of the other auditors.

/s/ Ernst & Young LLP
Akron, Ohio
March 10, 2011

Item 9B.  Other Information.

None.

Table of Conents

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.

Information about our directors is in the section "Election of Directors" of our 2011 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Shareholder Nominations; Attendance” of our 2011 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2011 Proxy Statement, which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Compensation of Executive Officers" and "Compensation of Directors" of our 2011 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2011 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plans Information” of our 2011 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance” of our 2011 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2011 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report. See Exhibit Index.

Table of Conents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2011.

THE DAVEY TREE EXPERT COMPANY

By: /s/Karl J. Warnke
Karl J. Warnke, Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2011.

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

Table of Conents

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

21	Subsidiaries of the Registrant.	Filed Herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed Herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Chartered Accountants, related to Davey Tree Expert Co. of Canada, Limited.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

99	Report of Deloitte & Touche LLP, Independent Registered Chartered Accountants, related to Davey Tree Expert Co. of Canada, Limited.	Filed Herewith

The documents listed as Exhibits 10.3 through 10.8 constitute management contracts or compensatory plans or arrangements.

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

YEAR ENDED DECEMBER 31, 2010

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)

THE DAVEY TREE EXPERT COMPANY

The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:

Audited Consolidated Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets -- December 31, 2010 and 2009	F-3

Consolidated Statements of Operations -- Years ended December 31, 2010, 2009 and 2008	F-4

Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 2010, 2009 and 2008	F-6

Notes to Consolidated Financial Statements -- December 31, 2010
A – Our Business	F-7
B – Accounting Policies	F-7
C – Recent Accounting Guidance	F-10
D – Business Combinations	F-10
E – Accounts Receivable, Net	F-10

F – Supplemental Balance Sheet, Operating and Cash Flow Information	F-11
G – Identified Intangible Assets and Goodwill, Net	F-12
H – Short-Term and Long-Term Debt	F-13
I – Self-Insurance Accruals	F-15

J – Operating Lease Obligations	F-15
K – Common Shares and Preferred Shares	F-16
L – The Davey 401KSOP and Employee Stock Ownership Plan	F-16
M – Stock-Based Compensation	F-17

N – Defined Benefit Pension Plans	F-20
O – Income Taxes	F-25
P – Comprehensive Income (Loss)	F-28
Q – Earnings Per Share	F-29

R – Operations by Business Segment and Geographic Information	F-29
S – Financial Instruments and Fair Value Measurements	F-31
T – Commitments and Contingencies	F-34
U – Quarterly Results of Operations (Unaudited)	F-34

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

List of Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2010 financial statements of Davey Tree Expert Co. of Canada, Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 6% and total revenues constituting 10% of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Davey Tree Expert Co. of Canada, Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 2010, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 10, 2011

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$12,017	$2,395
Accounts receivable, net	80,432	71,691
Operating supplies	4,961	4,968
Prepaid expenses	5,349	5,563
Other current assets	13,116	13,201
Total current assets	115,875	97,818

Property and equipment:
Land and land improvements	13,193	12,916
Buildings and leasehold improvements	25,088	24,784
Equipment	377,790	357,970
	416,071	395,670
Less accumulated depreciation	286,444	266,868
	129,627	128,802

Other assets	14,950	13,429
Identified intangible assets and goodwill, net	27,855	26,023
	$288,307	$266,072

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$7,658	$7,981
Accounts payable	27,759	26,166
Accrued expenses	30,873	26,124
Self-insurance accruals	23,752	21,045
Current portion of capital lease obligations	-	196
Total current liabilities	90,042	81,512

Long-term debt	31,591	45,843
Senior unsecured notes	30,000	-
Self-insurance accruals	30,658	32,648
Other liabilities	7,647	8,846
	189,938	168,849

Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding as of December 31, 2010 and 2009	21,457	21,457
Additional paid-in capital	-	328
Common shares subscribed, unissued	-	1,204
Retained earnings	176,800	165,293
Accumulated other comprehensive income (loss)	(3,072)	(4,949)
	195,185	183,333
Less: Cost of Common shares held in treasury:
7,345 in 2010 and 6,885 in 2009	96,816	86,084
Common shares subscription receivable	-	26
	98,369	97,223
	$288,307	$266,072

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues	$591,732	$562,111	$595,797

Costs and expenses:
Operating	387,272	360,623	382,143
Selling	97,794	89,266	95,327
General and administrative	40,170	47,077	45,607
Depreciation	35,530	36,280	34,374
Amortization of intangible assets	1,791	1,677	1,482
Gain on sale of assets, net	(437)	(623)	(992)
	562,120	534,300	557,941

Income from operations	29,612	27,811	37,856

Other income (expense):
Interest expense	(2,803)	(2,380)	(3,417)
Interest income	46	25	220
Other	(2,521)	(1,880)	(2,920)

Income before income taxes	24,334	23,576	31,739

Income taxes	10,281	9,199	12,718

Net income	$14,053	$14,377	$19,021

Share data:
Earnings per share--basic	$.97	$.97	$1.21

Earnings per share--diluted	$.93	$.92	$1.14

Weighted-average shares outstanding:
Basic	14,511	14,866	15,784

Diluted	15,031	15,636	16,751

Dividends declared per share	$.17	$.17	$.17

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount

Common shares
At beginning and end of year	21,457	$21,457	21,457	$21,457	21,457	$21,457

Additional paid-in capital
At beginning of year		328		4,848		7,953
Shares sold to employees		996		155		3,071
Shares issued in connection with stock split		-		-		(10,729)
Shares issued in connection with acquisition		-		-		5,254
Options exercised		(1,254)		(312)		(397)
Subscription shares, issued		(1,303)		(4,638)		(1,275)
Stock-based compensation		1,123		275		971
Reclassification related to stock-based compensation		110		-		-

At end of year		-		328		4,848

Common shares subscribed, unissued
At beginning of year	201	1,204	975	5,850	1,262	7,571
Common shares, issued	(200)	(1,202)	(774)	(4,646)	(287)	(1,721)
Cancellations	(1)	(2)	-	-	-	-

At end of year	-	-	201	1,204	975	5,850

Retained earnings
At beginning of year		165,293		153,464		137,132
Net income		14,053		14,377		19,021
Dividends, $ .1700 per share		-		-		(2,689)
Dividends, $ .1700 per share		-		(2,548)		-
Dividends, $ .1700 per share		(2,436)		-		-
Stock-based compensation		(110)		-		-

At end of year		176,800		165,293		153,464

Accumulated other comprehensive income (loss), net of tax
At beginning of year		(4,949)		(9,633)		400
Currency translation adjustments		1,404		2,886		(3,806)
Net gain (loss) on interest rate contracts		195		217		(715)
Defined benefit pension plans		278		1,581		(5,512)

At end of year		(3,072)		(4,949)		(9,633)

Common shares held in treasury
At beginning of year	6,885	(86,084)	6,939	(80,356)	6,926	(67,310)
Shares purchased	1,249	(20,711)	1,410	(22,872)	1,921	(28,081)
Shares sold to employees	(363)	4,598	(558)	5,488	(606)	2,087
Shares issued in connection with acquisition	-	-	-	-	(930)	9,438
Options exercised	(226)	2,876	(132)	2,323	(85)	514
Subscription shares, issued	(200)	2,505	(774)	9,333	(287)	2,996

At end of year	7,345	(96,816)	6,885	(86,084)	6,939	(80,356)

Common shares subscription receivable
At beginning of year	(201)	(26)	(975)	(847)	(1,262)	(2,092)
Payments	200	24	774	821	287	1,245
Cancellations	1	2	-	-	-	-

At end of year	-	-	(201)	(26)	(975)	(847)

Common Shareholders' Equity at December 31	14,112	$98,369	14,572	$97,223	14,518	$94,783

Comprehensive Income
Net income		$14,053		$14,377		$19,021
Net other comprehensive income (loss)		1,877		4,684		(10,033)

Total comprehensive income		$15,930		$19,061		$8,988

See notes to consolidated financial statements.

List of Financial Statements and Financial Statement Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$14,053	$14,377	$19,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,530	36,280	34,374
Amortization	1,791	1,677	1,482
Gain on sale of assets	(437)	(623)	(992)
Deferred income taxes	3,384	(1,141)	294
Other	(1,895)	1,057	(1,246)
Changes in operating assets and liabilities:
Accounts receivable	(8,726)	10,060	(1,327)
Accounts payable and accrued expenses	5,229	(6,753)	659
Self-insurance accruals	717	(3,326)	3,296
Other assets, net	(371)	1,930	(279)
	35,222	39,161	36,261

Net cash provided by operating activities	49,275	53,538	55,282

Investing activities
Capital expenditures:
Equipment	(34,237)	(21,431)	(36,171)
Land and buildings	(516)	(407)	(862)
Proceeds from sales of property and equipment	1,285	1,089	1,395
Purchases of businesses	(5,836)	(708)	(15,718)
Net cash used in investing activities	(39,304)	(21,457)	(51,356)

Financing activities
Revolving credit facility proceeds (payments), net	(12,550)	(13,900)	24,650
Issuance of senior unsecured notes	30,000	-	-
Borrowings (payments) of notes payable	(323)	(603)	2,348
Payments of long-term debt and capital leases	(1,569)	(1,650)	(5,129)
Purchase of common shares for treasury	(20,711)	(22,872)	(28,081)
Sale of common shares from treasury	7,214	7,703	5,274
Cash received on common share subscriptions	26	821	1,245
Dividends	(2,436)	(2,548)	(2,689)
Net cash used in financing activities	(349)	(33,049)	(2,382)

Increase (Decrease) in cash and cash equivalents	9,622	(968)	1,544
Cash and cash equivalents, beginning of year	2,395	3,363	1,819
Cash and cash equivalents, end of year	$12,017	$2,395	$3,363

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2010
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

When we refer to “we,” “us,” “our,” “Davey Tree,” and the “Company,” we mean The Davey Tree Expert Company, unless the context indicates otherwise.

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

B.  Accounting Policies (continued)

Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2010 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2010 that would impact this conclusion.

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

Stock-Based Compensation--Stock-based compensation cost for all share-based payment plans is measured at fair value on the date of grant and recognized over the employee service period on the straight-line recognition method for awards expected to vest. The fair value of all stock-based payment plans—stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units as well as our Employee Stock Purchase Plan—is determined by the number of awards granted and the price of our common stock. The fair value of each award is estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on historical volatility of our share prices and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.

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

Income Taxes--We compute taxes on income in accordance with the tax rules and regulations where the income is earned. The income tax rates imposed by these taxing authorities vary. Taxable income may differ from pretax income for financial reporting purposes. We compute and recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. Changes in tax rates and laws are reflected in income in the period when such changes are enacted. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

B.  Accounting Policies (continued)

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

Accounts Receivable: Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 11% of revenues during 2010, 11% during 2009 and 11% during 2008. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

C.  Recent Accounting Guidance

The FASB Accounting Standards Codification--In 2009, the Financial Accounting Standards Board (the “FASB”) established the Accounting Standards Codification™ (the “Codification” or “FASB ASC”) as the single source of nongovernmental authoritative U.S. GAAP.  All other accounting guidance not included in the Codification is considered nonauthoritative. The Codification also includes all relevant U.S. Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. The FASB updates the Codification by issuing Accounting Standards Updates (or “ASUs”). The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

New Accounting Standards Updates

In the description of the Accounting Standards Update that follows, references relate to Codification Topic and descriptive titles, as appropriate.

Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements--In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements for transfers in and out of Levels 1 and 2, requires separate disclosures for activity relating to Level 3 measurements and clarifies input and valuation techniques. This ASU was effective for interim and annual periods beginning after December 15, 2009 (that is, the quarter ended April 3, 2010 for us), except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 (that is, the quarter ending April 2, 2011 for us) and for interim periods within those years. The adoption of the revised guidance in FASB ASC Topic 820 did not affect our financial position, results of operations or cash flows.

D.  Business Combinations

Our investments in businesses were: (a) $6,952 in 2010, including liabilities assumed of $1,116 and no debt issued; (b) $1,500 in 2009, including liabilities assumed of $42 and debt issued of $750; and (c) $60,182 in 2008, including liabilities assumed of $23,478 and debt issued of $6,239.

The net assets of the businesses acquired are accounted for under the purchase method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $1,650 in 2010 (all of which is deductible for tax purposes); $506 in 2009 (all of which is deductible for tax purposes); and, $11,703 in 2008 (of which $1,797 is deductible for tax purposes and $9,906 is not deductible for tax purposes).

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the years ended December 31, 2010, 2009 or 2008 was not significant.

E.  Accounts Receivable, Net

Accounts receivable, net, consisted of the following:

	December 31,
	2010	2009

Accounts receivable	$74,985	$66,703
Receivables under contractual arrangements	7,557	7,044
	82,542	73,747
Less allowances for doubtful accounts	2,110	2,056
	$80,432	$71,691

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

E.  Accounts Receivable, Net (continued)

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.

F.  Supplemental Balance Sheet, Operating and Cash Flow Information

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2010	2009

Refundable income taxes	$4,689	$3,805
Deferred income taxes	6,813	7,845
Other	1,614	1,551
Total	$13,116	$13,201

	December 31,
Other assets, noncurrent	2010	2009

Deferred income taxes	$-	$2,546
Assets invested for self-insurance	11,475	9,487
Other	3,475	1,396
Total	$14,950	$13,429

	December 31,
Accrued expenses	2010	2009

Employee compensation	$13,599	$11,335
Accrued compensated absences	6,552	5,654
Self-insured medical claims	2,918	2,319
Customer advances, deposits	1,068	1,075
Taxes, other than income	2,380	1,932
Other	4,356	3,809
Total	$30,873	$26,124

	December 31,
Other liabilities, noncurrent	2010	2009

Pension and retirement plans	$5,448	$6,124
Deferred income taxes	371	-
Other	1,828	2,722
Total	$7,647	$8,846

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

F.  Supplemental Balance Sheet, Operating and Cash Flow Information (continued)

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2010	2009	2008

Interest paid	$2,174	$2,438	$3,434
Income taxes paid, net	7,509	7,598	13,211

Noncash transactions:
Common shares, two-for-one split	$-	$-	$10,729
Debt issued for purchases of businesses	-	750	6,239
Common shares issued for purchase of business	-	-	14,692

Detail of acquisitions:
Assets acquired:
Cash	$-	$-	$55
Receivables	-	-	8,413
Operating supplies	-	-	897
Prepaid expense	112	-	339
Equipment	1,703	653	33,038
Deposits and other	1,549	-	917
Intangibles	3,588	847	16,523
Liabilities assumed	(1,116)	(42)	(23,478)
Debt issued for purchases of businesses	-	(750)	(6,239)
Common shares issued for purchase of business	-	-	(14,692)
Cash paid	$5,836	$708	$15,773

G.  Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	Weighted-
	Average	December 31, 2010		December 31, 2009
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists/relationships	5.8 years	$11,852	$8,453	$9,181	$7,735
Employment-related	6.1 years	5,066	3,914	4,881	3,321
Tradenames	6.9 years	4,226	2,197	3,954	1,685

Total		21,144	$14,564	18,016	$12,741

Less accumulated amortization		14,564		12,741

Identified intangibles, net		6,580		5,275
Unamortized intangible assets:
Goodwill	Not amortized	21,275		20,748

		$27,855		$26,023

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

G.  Identified Intangible Assets and Goodwill, Net (continued)

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2010 follow:

	Balance at		Translation	Balance at
	January 1,		and Other	December 31,
	2010	Acquisitions	Adjustments	2010
Utility Services	$1,314	$-	$-	$1,314
Residential and Commercial Services	17,687	1,650	(1,123)	18,214
Resource Group	1,747	-	-	1,747
Total	$20,748	$1,650	$(1,123)	$21,275

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2010, in each of the next five years follows:

Estimated Future
Amortization Expense
Year ending December 31, 2011	$ 1,788
2012	1,523
2013	1,177
2014	748
2015	625

H. Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2010	2009
Notes payable	$1,988	$1,487
Current portion of long-term debt	5,670	6,494
	$7,658	$7,981

At December 31, 2010, we also had unused short-term lines of credit with several banks totaling $10,005, generally at the banks' prime rate or LIBOR plus a margin adjustment of 1.25% to 1.75%. Long-term debt consisted of the following:

	December 31,
	2010	2009
Revolving credit facility
Prime rate borrowings	$-	$7,800
LIBOR borrowings	30,000	30,000
Term loan	-	4,750
	30,000	42,550
Senior unsecured notes	30,000	-
Term loans	7,261	9,787
	67,261	52,337
Less current portion	5,670	6,494
	$61,591	$45,843

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

H. Short-Term and Long-Term Debt (continued)

Revolving Credit Facility and 5.09% Senior Unsecured Notes--On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 and amended the Amended and Restated Credit Agreement dated November 21, 2006 to provide a revolving credit facility under which up to an aggregate of $140,000 is available (previously $159,000), with the term extended to December 19, 2014 (the “Amended Credit Agreement”).

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

As of December 31, 2010, we had unused commitments under the facility approximating $60,967, with $79,033 committed, consisting of borrowings of $30,000 and issued letters of credit of $49,033. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 2.73% at December 31, 2010 and 3.51% at December 31, 2009.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2010 were as follows: 2011--$5,670; 2012--$731; 2013--$480; 2014--$30,380; 2015--$0.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

I.  Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2010	2009

Workers' compensation	$30,631	$32,434
Present value discount	1,995	3,026
	28,636	29,408
Vehicle liability	6,329	6,523
General liability	19,445	17,762
Total	54,410	53,693
Less current portion	23,752	21,045
Noncurrent portion	$30,658	$32,648

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2010	2009

Balance, beginning of year	$53,693	$57,019
Provision for claims	28,477	26,025
Payment of claims	27,760	29,351
Balance, end of year	$54,410	$53,693

Workers' compensation discount rate	3.30%	3.85%

J.  Operating Lease Obligations

We lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under noncancelable operating leases, as of December 31, 2010 were as follows:

Minimum lease obligations	Operating Lease Obligations

Year ending December 31, 2011	$4,611
2012	2,687
2013	1,875
2014	914
2015	657
2016 and after	667
Total minimum lease payments	$11,411

Total rent expense under all operating leases was $5,719 in 2010, $5,772 in 2009 and $4,856 in 2008.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

K.  Common Shares and Preferred Shares

Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Common Shares--The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued was 21,456,880 during each of the three years in the period ended December 31, 2010. The number of shares in the treasury for each of the three years in the period ended December 31, 2010 was as follows: 2010--7,344,624; 2009--6,884,652; and 2008--6,938,836.

Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. During 2010, purchases of common shares totaled 1,249,057 shares for $20,711 in cash; we also had direct sales to directors and employees of 10,110 shares for $168, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 59,597 shares to our 401(k) plan for $980 and issued 136,295 shares to participant accounts to satisfy our liability for the 2009 employer match in the amount of $2,239. The liability accrued at December 31, 2010 for the 2010 employer match was $2,218. There were also 156,381 shares purchased during 2010 under the Employee Stock Purchase Plan.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding:

	December 31,
	2010	2009

Shares outstanding, beginning of year	14,572,228	14,518,044
Shares purchased	(1,249,057)	(1,409,616)
Shares sold	362,383	557,741
Stock subscription offering, employee cash purchases	200,380	774,392
Options exercised	226,322	131,667
	(459,972)	54,184

Shares outstanding, end of year	14,112,256	14,572,228

On December 31, 2010, we had 14,112,256 common shares outstanding and employee and director options exercisable to purchase 945,306 common shares.

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

L.  The Davey 401KSOP and Employee Stock Ownership Plan

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

L.  The Davey 401KSOP and Employee Stock Ownership Plan (continued)

Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (401(k) plan) feature. Participants in the plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2009 we match, in either cash or our common shares, 100% of the first one percent and 50% of the next three percent of each participant's before-tax contribution, limited to the first 4% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.

Total compensation for these plans, consisting primarily of the employer match was $2,218 in 2010, $2,239 in 2009, and $1,166 in 2008. The increase in compensation expense for 2009 resulted primarily from implementing enhanced benefits to our defined contribution saving plans, effective January 1, 2009.

M.  Stock-Based Compensation

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

Stock-Based Plans--The Stock Plan consolidates into a single plan provisions for the grant of stock options and other stock-based incentives and maintenance of the Employee Stock Purchase Plan. Prior to adoption of the Stock Plan and its predecessor, the 1994 Omnibus Stock Plan, we had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 3,200,000 during the ten-year term of the Stock Plan. Shares purchased since 1994 under the Employee Stock Purchase Plan were 3,610,774. With 2009 as the transition year, each continuing nonemployee director receives an annual award of 3,000 stock-settled stock appreciation rights that vest ratably over five years. Prior to the transition to stock-settled stock appreciation rights, each nonemployee director elected or appointed received a director option with the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant, exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan. The grant of awards, other than director options, is at the discretion of the Compensation Committee of the Board of Directors. Shares available for grant at December 31, 2010 were 809,976.

Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2010	2009	2008

Compensation expense, all share-based payment plans	$1,224	$1,307	$1,201
Income tax benefit	292	329	304

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

M.  Stock-Based Compensation (continued)

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

	Year Ended December 31,
	2010	2009	2008

Number of employees participating	1,230	1,217	1,200

Shares purchased during the year	156,381	151,208	136,737

Weighted-average per share purchase price paid	$14.11	$13.76	$13.70

Cumulative shares purchased since 1982	8,230,582	8,074,201	7,922,993

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $389 in 2010, $367 in 2009 and $331 in 2008.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock-options awarded on or after January 1, 2006 were required to be measured at fair value. At December 31, 2010, there were 664,868 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $361 in 2010, $356 in 2009 and $349 in 2008.

Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2010, the Compensation Committee of the Board of Directors awarded 89,421 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of December 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Stock-Settled	Number of	Award Date	Contractual	Compensation	Intrinsic
Stock Appreciation Rights	Rights	Value	Life	Cost	Value

Unvested, January 1, 2010	73,422	$2.83
Granted	89,421	3.68
Forfeited	-	-
Vested	(14,684)	2.83
Unvested, December 31, 2010	148,159	$3.34	3.4 years	$365	$2,459

Employee SSARs	136,160	$3.41	3.4 years	$339	$2,260
Nonemployee Director SSARs	11,999	$2.58	4.1 years	$26	$199

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

M.  Stock-Based Compensation (continued)

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights totaled $105 in 2010,  $57 in 2009 and $0 in 2008.

Performance-Based Restricted Stock Units--During the year ended December 31, 2010, the Compensation Committee of the Board of Directors awarded 29,038 Performance-Based Restricted Stock Units to certain management employees. Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of December 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2010	118,666	$12.94
Granted	29,038	15.42
Forfeited	-	-
Vested	(21,668)	10.00

Unvested, December 31, 2010	126,036	$14.02	2.4 years	$840	$2,092

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $369 in 2010, $527 in 2009 and $521 in 2008.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Volatility rate	12.2%	12.4%	12.8%

Risk-free interest rate	3.0%	2.9%	2.2%

Expected dividend yield	1.5%	1.5%	1.5%

Expected life of awards (years)	9.4	9.4	7.4

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

M.  Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2010:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Instrinic
Stock Options	Outstanding	Price	Life	Cost	Value

Outstanding, January 1, 2010	1,323,551	$9.49
Granted	110,000	16.60
Exercised	(177,445)	8.36
Forfeited	-	-
Outstanding, December 31, 2010	1,256,106	$10.27	4.9 years	$12,900	$7,951

Exercisable, December 31, 2010	945,306	$8.77	3.8 years		$7,402

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2010 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Stock Options	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$6.75	583,238	2.9 years	$6.75	583,238	$6.75
11.25	373,600	5.4 years	11.25	282,400	11.25
16.00	136,600	8.8 years	16.00	27,000	16.00
16.60	110,000	9.8 years	16.60	-	16.60
	1,203,438	5.0 years	$10.10	892,638	$8.45
Director options:
$10.00 to $16.40	52,668	2.7 years	14.20	52,668	14.20
	1,256,106	4.9 years	$10.27	945,306	$8.77

We issue common shares from treasury upon the exercise of stock options, stock-settled stock appreciation rights, performance-based restricted stock units or purchases under the Employee Stock Purchase Plan.

N.  Defined Benefit Pension Plans

We have defined benefit pension plans covering certain current and retired U.S. employees. Plans include the Employee Retirement Plan (“ERP”), a plan for bargaining employees not covered by union pension plans that provides benefits at a fixed monthly amount based upon length of service, a Supplemental Executive Retirement Plan (“SERP”) and a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees.  Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under our qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

N.  Defined Benefit Pension Plans (continued)

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

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2010	2009
Change in benefit obligation

Projected benefit obligation at beginning of year	$27,473	$25,759
Service cost	130	117
Interest cost	1,625	1,587
Plan amendments	3	-
Actuarial loss	38	1,674
Benefits paid	(1,018)	(1,664)

Projected benefit obligation at end of year	$28,251	$27,473

Accumulated benefit obligation at end of year	$28,115	$27,308

	December 31,
	2010	2009
Change in fair value of plan assets

Fair value of plan assets at beginning of year	$22,421	$19,013
Actual return on plan assets	2,037	4,923
Employer contributions	427	149
Benefits paid	(1,018)	(1,664)

Fair value of plan assets at end of year	$23,867	$22,421

	December 31,
	2010	2009
Funded status of the plans

Fair value of plan assets	$23,867	$22,421
Projected benefit obligation	28,251	27,473
Funded status of the plans	$(4,384)	$(5,052)

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

N.  Defined Benefit Pension Plans (continued)

	December 31,
	2010	2009
Amounts reported in the consolidated balance sheets

Current liability	$(14)	$(17)
Noncurrent liability	(4,370)	(5,035)
Funded status of the plans	$(4,384)	$(5,052)

Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2010		At December 31, 2009
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income

Unrecognized net actuarial loss	$9,122	$5,860	$9,969	$6,174
Unrecognized prior service cost	109	70	120	74
Unrecognized transition asset	(68)	(44)	(136)	(84)
	$9,163	$5,886	$9,953	$6,164

To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants. The total amount of unrecognized prior service cost and transition asset are also amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2011 is follows:

	Year Ending
	December 31, 2011
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year

Unrecognized net actuarial loss	$535	$332
Unrecognized prior service cost	14	9
Unrecognized transition asset	(68)	(42)
	$481	$298

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2010	2009
For pension plans with accumulated benefit obligations in excess of plan assets

Projected benefit obligation	$28,251	$27,473
Accumulated benefit obligation	28,115	27,308
Fair value of plan assets	23,867	22,421

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

N.  Defined Benefit Pension Plans (continued)

The actuarial assumptions follow. The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2010	2009	2008
Actuarial assumptions

Discount rate	6.00%	6.00%	6.25%
Expected long-term rate of return on plan assets	8.00	8.00	8.00
Rate of increase in future compensation levels	3.50	3.50	3.50

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2010	2009	2008
Components of pension expense (income)

Service costs--increase in benefit obligation earned	$130	$117	$1,806
Interest cost on projected benefit obligation	1,625	1,587	1,660
Expected return on plan assets	(1,767)	(1,485)	(2,245)
Curtailments	-	-	80
Amortization of net actuarial loss	615	841	40
Amortization of prior service cost	14	14	31
Amortization of transition asset	(69)	(69)	(69)
Net pension expense of defined benefit pension plans	$548	$1,005	$1,303

Multiemployer Pension Plans Contributions--Total pension expense for our contributions to multiemployer plans was $2,443 in 2010, $2,178 in 2009, and $2,109 in 2008.

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

N.  Defined Benefit Pension Plans (continued)

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2010, was 8%.

Plan Assets--The fair values of our pension plan assets at December 31, 2010 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

	Total	Fair Value Measurements at December 31, 2010 Using:
	Carrying	Quoted prices	Significant	Significant
	Value at	in	other observable	unobservable
	December 31,	active markets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Asset Category

Cash	$826	$826	$-	$-
U.S. large-cap
Growth	3,257	3,257	-	-
Value	3,178	3,178	-	-
U.S. small/mid-cap
Growth	1,434	1,434	-	-
Value	1,440	1,440	-	-
International
Growth	2,800	2,800	-	-
Value	2,757	2,757	-	-
Fixed income	5,971	5,531	440	-
Alternative investments	2,204	2,204	-	-
	$23,867	$23,427	$440	$-

The fair values of our pension plan assets at December 31, 2009 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

	Total	Fair Value Measurements at December 31, 2009 Using:
	Carrying	Quoted prices	Significant	Significant
	Value at	in	other observable	unobservable
	December 31,	active markets	inputs	inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Asset Category

Cash	$569	$569	$-	$-
U.S. large-cap
Growth	3,052	3,052	-	-
Value	3,006	3,006	-	-
U.S. small/mid-cap
Growth	1,591	1,591	-	-
Value	1,842	1,842	-	-
International
Growth	2,898	2,898	-	-
Value	2,760	2,760	-	-
Fixed income	5,712	5,220	492	-
Alternative investments	991	991	-	-
	$22,421	$21,929	$492	$-

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

N.  Defined Benefit Pension Plans (continued)

Within the pension plan asset categories, the Level 1 investments are publicly traded in active markets and are valued using the net asset value, or closing price of the investment at the measurement date. The Level 2 fixed income investments are held in common trust funds that are actively managed fixed income investment vehicles valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Expected Benefit Plan Contributions--We expect, as of December 31, 2010, to make defined-benefit contributions totaling $1,059 before December 31, 2011.

Expected Benefit Plan Payments--The benefits, as of December 31, 2010, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow:

Participants
Benefits
Estimated future payments
Year ending December 31, 2011	$1,172
2012	1,227
2013	1,283
2014	1,341
2015	1,407
Years 2016 to 2020	8,381

O.  Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2010	2009	2008

United States	$18,549	$18,239	$27,033
Canada	5,785	5,337	4,706
Total	$24,334	$23,576	$31,739

The provision for income taxes follows:

	Year Ended December 31,
	2010	2009	2008
Currently payable:
Federal	$4,051	$5,598	$6,384
State	1,057	1,404	1,850
Canadian	1,789	1,699	1,992

Total current	6,897	8,701	10,226
Deferred taxes	3,384	498	2,492
Total taxes on income	$10,281	$9,199	$12,718

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

O.  Income Taxes (continued)

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	2.9	3.9
Effect of Canadian income taxes	(1.0)	(.7)	.3
Nondeductible expenses	2.0	1.5	.7
ESOP dividend deduction	(1.1)	(1.2)	(.8)
U.S. tax benefit of foreign source income	(.7)	-	-
Valuation allowance on foreign tax credits	4.2	-	-
All other, net	.6	1.5	1.0
Effective income tax rate	42.2%	39.0%	40.1%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.

Significant components of our current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2010	2009
Deferred tax assets:
Accrued compensated absences	$1,654	$1,197
Self-insurance accruals	5,148	6,135
Other, net	314	513
	7,116	7,845
Less deferred tax asset valuation allowance	303	-
Net deferred income tax assets--current	$6,813	$7,845

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2010	2009
Deferred tax assets:
Self-insurance accruals	$13,595	$13,738
Intangibles	325	267
Accrued expenses and other liabilities	506	495
Accrued stock compensation	1,254	1,010
Defined benefit pension plans	1,439	1,682
Foreign tax credit carryfoward	1,014	-
Other future deductible amounts, net	971	1,489
	19,104	18,681
Less deferred tax asset valuation allowance	711	-
	18,393	18,681
Deferred tax liabilities:
Property and equipment	18,764	16,135
	18,764	16,135
Net deferred income tax liabilities--noncurrent	$371
Net deferred income tax assets--noncurrent		$2,546

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

O.  Income Taxes (continued)

Prior to 2010, we had not recorded deferred income taxes on the undistributed earnings of our Canadian operations, because of management’s intent to indefinitely reinvest such earning outside of the U.S.  During the fourth quarter 2010, we repatriated earnings of our Canadian operations due to capital in Canada in excess of current and future projected needs.  As a result, we recorded additional U.S. federal and state taxes that are payable as a result of the repatriation of the previously undistributed earnings.

A deferred tax asset has been recorded for the portion of the foreign tax credit that is unavailable in the current year—the foreign tax credit carryforward. A valuation allowance is required when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Because of the uncertainty regarding realization, we recorded a valuation allowance equal to the U.S. tax benefit of the foreign tax credit carryforward—$1,014—which is subject to expiration in 2020, if not utilized.

Deferred taxes have not been provided on the remainder of the undistributed earnings in Canada because these earnings have been, and under current plans will continue to be, indefinitely reinvested outside of the U.S. If, in the future, these earnings are distributed to the U.S. in the form of dividends or otherwise, or if the Company determines such earnings will be remitted in the foreseeable future, the Company would be subject to U.S. income taxes and Canadian withholding taxes. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings given the various tax planning alternatives that we could employ should we decide to repatriate those earnings.

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

The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2010	2009
Unrecognized tax benefits	$1,524	$2,165
Portion, if recognized, would reduce tax expense and effective tax rate	853	1,560
Accrued interest on unrecognized tax benefits	68	290
Accrued penalties on unrecognized benefits	-	-

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

During the fourth quarter 2010, the U.S. Internal Revenue Service completed its audit of the Company’s U.S. income tax returns for 2007 and 2008 and Canada Revenue Agency completed its audit of the Company’s Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008.

As of December 31, 2010, if certain pending tax matters settle, we believe it is reasonably possible that additional payments approximating $250 will be made during the next twelve months. However, we do not anticipate an increase or decrease in our total uncertain tax positions during the next twelve months that would be material to our financial condition or the results of operations.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

O.  Income Taxes (continued)

The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$2,165	$1,910	$1,518
Additions based on tax positions related to the current year	372	363	542
Additions for tax positions of prior years	1,185	972	705
Reductions for tax positions of prior years	(232)	(203)	-
Reductions related to settlements with taxing authorities	(900)	-	-
Lapses in statutes of limitations	(1,066)	(877)	(855)
Balance, end of year	$1,524	$2,165	$1,910

P.  Comprehensive Income (Loss)

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

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined	Accumulated
	Currency	Interest	Benefit	Other
	Translation	Rate	Pension	Comprehensive
	Adjustments	Contracts	Plans	Income/(Loss)

Balance at January 1, 2008	$2,975	$(342)	$(2,233)	$400
Unrealized gains (losses)	(3,806)	-	-	(3,806)
Unrealized losses in fair value	-	(1,153)	-	(1,153)
Unrecognized amounts from defined benefit pension plans	-	-	(8,900)	(8,900)
Tax effect	-	438	3,388	3,826
Net of tax amount	(3,806)	(715)	(5,512)	(10,033)

Balance at December 31, 2008	$(831)	$(1,057)	$(7,745)	$(9,633)
Unrealized gains (losses)	2,886	-	-	2,886
Unrealized gains in fair value	-	350	-	350
Unrecognized amounts from defined benefit pension plans	-	-	2,550	2,550
Tax effect	-	(133)	(969)	(1,102)
Net of tax amount	2,886	217	1,581	4,684

Balance at December 31, 2009	$2,055	$(840)	$(6,164)	$(4,949)
Unrealized gains (losses)	1,404	-	-	1,404
Unrealized gains in fair value	-	315	-	315
Unrecognized amounts from defined benefit pension plans	-	-	790	790
Tax effect	-	(120)	(512)	(632)
Net of tax amount	1,404	195	278	1,877

Balance at December 31, 2010	$3,459	$(645)	$(5,886)	$(3,072)

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

Q.  Earnings Per Share

Earnings per share is computed as follows:

	Year Ended December 31,
	2010	2009	2008
Income available to common shareholders:
Net income	$14,053	$14,377	$19,021

Weighted-average shares:
Basic:
Outstanding	14,511,100	14,665,076	14,809,035
Partially-paid share subscriptions	-	200,658	975,050
Basic weighted-average shares	14,511,100	14,865,734	15,784,085

Diluted:
Basic from above	14,511,100	14,865,734	15,784,085
Incremental shares from assumed:
Exercise of stock subscription purchase rights	-	182,194	311,070
Exercise of stock options	520,094	588,217	655,424
Diluted weighted-average shares	15,031,194	15,636,145	16,750,579

Share data:
Earnings per share--basic	$.97	$.97	$1.21
Earnings per share--diluted	$.93	$.92	$1.14

R.  Operations by Business Segment and Geographic Information

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

R.  Operations by Business Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated
Fiscal Year 2010
Revenues	$299,474	$253,547	$38,711	$-		$591,732
Income (loss) from operations	14,851	17,776	1,895	(4,910)	(a)	29,612
Interest expense				(2,803)		(2,803)
Interest income				46		46
Other income (expense), net				(2,521)		(2,521)
Income before income taxes						$24,334

Depreciation	$20,977	$12,106	$87	$1,180	(b)	$34,350
Amortization	467	485	9	830		1,791
Capital expenditures	20,808	9,663	761	3,521		34,753
Segment assets, total	118,016	89,580	13,026	67,685	(c)	288,307

Fiscal Year 2009
Revenues	$291,306	$231,412	$39,393	$-		$562,111
Income (loss) from operations	17,992	9,969	6,426	(6,576)	(a)	27,811
Interest expense				(2,380)		(2,380)
Interest income				25		25
Other income (expense), net				(1,880)		(1,880)
Income before income taxes						$23,576

Depreciation	$19,775	$13,407	$1,393	$1,705	(b)	$36,280
Amortization	465	292	9	911		1,677
Capital expenditures	13,351	6,387	403	1,697		21,838
Segment assets, total	112,872	95,843	11,625	45,732	(c)	266,072

Fiscal Year 2008
Revenues	$308,245	$249,457	$38,095	$-		$595,797
Income (loss) from operations	21,624	17,786	6,142	(7,696)	(a)	37,856
Interest expense				(3,417)		(3,417)
Interest income				220		220
Other income (expense), net				(2,920)		(2,920)
Income before income taxes						$31,739

Depreciation	$17,932	$12,171	$1,378	$2,893	(b)	$34,374
Amortization	372	208	9	893		1,482
Capital expenditures	29,829	5,162	757	1,285		37,033
Segment assets, total	129,922	98,422	12,150	50,508	(c)	291,002

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.
(b)	Reduction to straight-line depreciation expense from declining balance method and depreciation and amortization of corporate assets.
(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

R.  Operations by Business Segment and Geographic Information (continued)

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2010	2009	2008
Revenues

United States	$531,698	$507,257	$535,308
Canada	60,034	54,854	60,489

	$591,732	$562,111	$595,797

	December 31,
	2010	2009	2008
Long-lived assets, net

United States	$142,013	$139,142	$152,595
Canada	15,469	15,683	15,069
	$157,482	$154,825	$167,664

S.  Financial Instruments and Fair Value Measurements

Financial Instruments--The fair values of our current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. The fair value of our assets invested for self-insurance, consisting of money market savings account deposits, approximates the carrying value and is classified as other assets, noncurrent. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Revolving credit facility, noncurrent	$30,000	$30,000	$41,550	$41,550
Senior unsecured notes	30,000	30,007	-	-
Term loans, noncurrent	1,591	1,593	4,293	4,267

Total	$61,591	$61,600	$45,843	$45,817

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

S.  Financial Instruments and Fair Value Measurements (continued)

Foreign Currency Rate Risk--We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada, where we provide a comprehensive range of horticultural services. Our financial results could be affected by factors such as changes in the foreign currency exchange rate or differing economic conditions in the Canadian markets as compared with the markets for our services in the United States. Our earnings are affected by translation exposures from currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Similarly, the Canadian dollar-denominated assets and liabilities may result in financial exposure as to the timing of transactions and the net asset/(liability) position of our Canadian operations. Presently, we do not engage in hedging activities related to our foreign currency rate risk.

Interest Rate Risk--We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable. We have entered into interest rate swap contracts--derivative financial instruments--with the objective of altering interest rate exposures related to variable debt.

Interest Rate Swaps--As of December 31, 2010, we held interest rate swap contracts--cash-flow hedges--to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2010, 2009 or 2008 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). No material amounts were recognized in the results of operations related to our interest rate swaps during 2010, 2009 or 2008.

We have three interest rate swaps with the notional value totaling $30,000 as of December 31, 2010. The following summarizes the amount of the long-term debt hedged (which is the notional principal amount of the interest rate swaps), the percentage of long-term debt hedged and the gross fair value of the asset/(liability) position of the interest rate swaps.

	December 31,
	2010	2009

Amount of long-term debt hedged	$30,000	$30,000

Percentage of long-term debt	49%	65%

Gross fair value asset/(liability) position, classified as accrued expenses	$(1,040)	$(1,355)

The following summarizes the amount of the gains (losses) recognized in other comprehensive income from the interest rate swaps:

	Year Ended December 31,
	2010	2009	2008
Derivatives in cash-flow hedging relationship

Interest rate swaps	$315	$350	$(1,153)

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

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

S.  Financial Instruments and Fair Value Measurements (continued)

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

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009, were as follows:

		Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$11,475	$11,475	$-	$-

Liabilities:
Interest rate swaps, classified as accrued expenses	$1,040	$-	$1,040	$-
Deferred compensation	690	-	690	-

		Fair Value Measurements at December 31, 2009 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
	Value at	active markets	inputs	inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$9,487	$9,487	$-	$-

Liabilities:
Interest rate swaps, classifieds as accrued expenses	$1,355	$-	$1,355	$-
Deferred compensation	773	-	773	-

The assets invested for self-insurance are money market funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair values of our interest rate swaps are calculated based on market rates to settle the instruments--classified as Level 2--and represent the estimated amounts we would pay upon transfer, taking into consideration current market rates and creditworthiness. The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company’s common shares, determined by independent valuation.

The fair values of our defined benefit pension plan assets at December 31, 2010 by asset category, using the three-level hierarchy of fair value inputs, are included in Note N, “Defined Benefit Pension Plans.”

List of Financial Statements and Financial Statement Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2010
(In thousands, except share data)

T.  Commitments and Contingencies

At December 31, 2010, we were contingently liable to our principal banks in the amount of $50,047 for letters of credit outstanding primarily related to insurance coverage.

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

U.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2010 and 2009.

	Fiscal 2010, Three Months Ended
	Apr 3	Jul 3	Oct 2	Dec 31

Revenues	$124,478	$160,103	$156,493	$150,658
Gross profit	35,927	59,290	55,632	53,611
Income (loss) from operations	(5,639)	15,488	10,080	9,683
Net income (loss)	(4,095)	8,693	4,841	4,614

Net income (loss) per share -- Basic	$(.28)	$.59	$.33	$.99
Net income (loss) per share -- Diluted	$(.28)	$.57	$.32	$.95

ESOT Valuation per share	$16.60	$16.60	$16.60	$18.40

	Fiscal 2009, Three Months Ended
	Apr 4	Jul 4	Oct 3	Dec 31

Revenues	$128,222	$155,980	$149,272	$128,637
Gross profit	41,124	59,525	53,482	47,357
Income (loss) from operations	(1,910)	15,502	9,479	4,740
Net income (loss)	(2,037)	8,939	4,965	2,510

Net income (loss) per share -- Basic	$(.14)	$.61	$.33	$.98
Net income (loss) per share -- Diluted	$(.14)	$.57	$.32	$.94

ESOT Valuation per share	$16.40	$16.40	$16.00	$16.60

Fourth quarters 2010 and 2009 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2010 and 2009 by approximately $4,855 and $6,202, respectively.

Ú          Ú          Ú          Ú          Ú