Form 10-Q
period 2011-04-02
DAVEY TREE EXPERT CO
filed 2011-05-03
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

There were 14,072,255 Common Shares, $1.00 par value, outstanding as of April 29, 2011.

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 2, 2011

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 2,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$6,083	$12,017
Accounts receivable, net	77,982	80,432
Operating supplies	5,976	4,961
Other current assets	22,323	18,465
Total current assets	112,364	115,875

Property and equipment	428,966	416,071
Less accumulated depreciation	294,742	286,444
	134,224	129,627

Other assets	15,714	14,950
Identified intangible assets and goodwill, net	27,405	27,855
	$289,707	$288,307

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$30,868	$27,759
Accrued expenses	21,950	30,873
Other current liabilities	27,398	31,410
Total current liabilities	80,216	90,042

Long-term debt	73,341	61,591
Self-insurance accruals	33,872	30,658
Other noncurrent liabilities	7,840	7,647
	195,269	189,938

Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	849	-
Retained earnings	170,260	176,800
Accumulated other comprehensive loss	(2,279)	(3,072)
	190,287	195,185
Less: Cost of Common shares held in treasury; 7,245 shares at
April 2, 2011 and 7,345 shares at December 31, 2010	95,849	96,816

	94,438	98,369
	$289,707	$288,307

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 2,	April 3,
	2011	2010

Revenues	$131,324	$124,478

Costs and expenses:
Operating	95,830	88,551
Selling	22,987	21,434
General and administrative	11,224	11,007
Depreciation and amortization	9,584	8,944
(Gain) loss on sale of assets, net	(81)	181
	139,544	130,117

Loss from operations	(8,220)	(5,639)

Other income (expense):
Interest expense	(890)	(500)
Interest income	5	17
Other, net	(663)	(738)

Loss before income taxes	(9,768)	(6,860)

Income tax benefits	(3,722)	(2,765)

Net loss	$(6,046)	$(4,095)

Net loss per share -- basic and diluted	$(.43)	$(.28)

Weighted-average shares outstanding -- basic and diluted	14,127	14,606

Dividends declared per share	$.043	$.043

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Operating activities
Net loss	$(6,046)	$(4,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,584	8,944
Other	114	577
Changes in operating assets and liabilities:
Accounts receivable	2,466	(3,648)
Operating liabilities	(2,685)	(7,578)
Other	(4,647)	(2,422)
	4,832	(4,127)

Net cash used in operating activities	(1,214)	(8,222)

Investing activities
Capital expenditures:
Equipment	(13,418)	(9,212)
Land and buildings	(77)	(119)
Purchases of businesses	(162)	-
Other	148	145
Net cash used in investing activities	(13,509)	(9,186)

Financing activities
Revolving credit facility proceeds, net	12,000	21,550
Purchase of common shares for treasury	(1,205)	(1,973)
Sale of common shares from treasury	2,922	3,416
Dividends	(604)	(633)
Other	(4,324)	(4,615)
Net cash provided by financing activities	8,789	17,745

(Decrease) Increase in cash and cash equivalents	(5,934)	337

Cash and cash equivalents, beginning of period	12,017	2,395
Cash and cash equivalents, end of period	$6,083	$2,732

Supplemental cash flow information follows:
Interest paid	$1,375	$793
Income taxes paid	443	636

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
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

Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).

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

Recent Accounting Guidance

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) issuing Accounting Standards Updates (or “ASUs”) to the FASB’s  Accounting Standards Codification™ (the “Codification” or “FASB ASC”). The Codification is the single source of nongovernmental authoritative U.S. GAAP as well as all relevant U.S. Securities and Exchange Commission guidance in separate sections within the Codification. All other accounting guidance not included in the Codification is considered nonauthoritative.  The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the description of the Accounting Standards Update that follows, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements--In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements for transfers in and out of Levels 1 and 2, requires separate disclosures for activity relating to Level 3 measurements, and clarifies input and valuation techniques. This ASU was effective for interim and annual periods beginning after December 15, 2009 (that is, the quarter ended April 3, 2010 for us), except for the Level 3 disclosures, which were effective for fiscal years beginning after December 15, 2010 (that is, the quarter ended April 2, 2011 for us) and for interim periods within those years. The adoption of the revised guidance in FASB ASC Topic 820 did not affect our financial position, results of operations or cash flows.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

B.	Seasonality of Business

Due to the seasonality of our business, our operating results for the three months ended April 2, 2011 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2011. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information

The following comprises accounts receivable, net, and other amounts included in the balance sheet:

	April 2,	December 31,
Accounts receivable, net	2011	2010

Accounts receivable	$68,529	$74,985
Receivables under contractual arrangements	11,478	7,557

	80,007	82,542
Less allowances for doubtful accounts	2,025	2,110

Accounts receivable, net	$77,982	$80,432

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

	April 2,	December 31,
Other current assets	2011	2010

Refundable income taxes	$9,750	$4,689
Deferred income taxes	6,684	6,813
Prepaid expenses	5,296	5,349
Other	593	1,614
Total	$22,323	$18,465

	April 2,	December 31,
Accrued expenses	2011	2010

Employee compensation	$6,724	$13,599
Accrued compensated absences	7,106	6,552
Self-insured medical claims	3,371	2,918
Customer advances, deposits	-	1,068
Taxes, other than income	1,632	2,380
Other	3,117	4,356
Total	$21,950	$30,873

	April 2,	December 31,
Other current liabilities	2011	2010

Notes payable	$1,756	$1,988
Current portion of long-term debt	1,958	5,670
Self-insurance accruals	23,684	23,752
Total	$27,398	$31,410

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

D.	Business Combinations and Identified Intangible Assets and Goodwill, Net

During the first quarter 2011, we acquired two businesses for $162 cash and the assumption of certain liabilities. The cash paid of $162 was preliminarily allocated, including the liabilities assumed, to the fair value of the primary assets acquired: fixed assets, intangibles and goodwill. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months. During the three months ended April 3, 2010, we had no business acquisitions.

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	April 2, 2011		December 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
Identified Intangible Assets and Goodwill, Net	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists/relationships	$11,853	$8,646	$11,852	$8,453
Employment-related	5,066	4,053	5,066	3,914
Tradenames	4,249	2,355	4,226	2,197

Amortized intangible assets	$21,168	$15,054	$21,144	$14,564

Less accumulated amortization	15,054		14,564

Identified intangibles, net	6,114		6,580

Unamortized intangible assets:
Goodwill Not amortized	21,291		21,275

	$27,405		$27,855

E.	Long-Term Debt

Our long-term debt consisted of the following:

	April 2,	December 31,
	2011	2010
Revolving credit facility
Prime rate borrowings	$6,000	$-
LIBOR borrowings	36,000	30,000
	42,000	30,000
Senior unsecured notes	30,000	30,000
Term loans	3,299	7,261
	75,299	67,261
Less current portion	1,958	5,670
	$73,341	$61,591

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

E.	Long-Term Debt (continued)

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $140,000 revolving credit facility with a group of banks, which will expire in December 2014 and permits borrowings, as defined, up to $140,000 (previously $159,000) with a letter of credit sublimit of $100,000 and which, under certain circumstances, may be increased to $160,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As at April 2, 2011, we had unused commitments under the facility approximating $52,208, with $87,792 committed, consisting of borrowings of $42,000 and issued letters of credit of $45,792. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

During July 2010 we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the “5.09% Senior Notes”).  The 5.09% Senior Notes were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between the Company and the purchasers of the 5.09% Senior Notes.  Subsequent series of promissory notes may be issued pursuant to supplemental note purchase agreements in an aggregate additional principal amount not to exceed $20,000.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010

Compensation expense, all share-based payment plans	$337	$311

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $96 being recognized for the three months ended April 2, 2011 and $90 for the three months ended April 3, 2010.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At April 2, 2011, there were 663,568 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $103 for the three months ended April 2, 2011 and $87 for the three months ended April 3, 2010.

Stock-Settled Stock Appreciation Rights--During the three months ended April 2, 2011, the Compensation Committee of the Board of Directors awarded 80,800 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of April 2, 2011.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Stock-Settled	Number of	Award Date	Contractual	Compensation	Intrinsic
Stock Appreciation Rights	Rights	Value	Life	Cost	Value

Unvested, January 1, 2011	148,159	$3.34
Granted	80,800	3.82
Forfeited	-
Vested	(30,080)	3.36
Unvested, April 2, 2011	198,879	$3.53	3.9 years	$657	$3,659

Employee SSARs	186,880	$3.60	3.9 years	$631	$3,438
Nonemployee Director SSARs	11,999	$2.58	4.0 years	$26	$221

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $42 for the three months ended April 2, 2011 and $26 for the three months ended April 3, 2010.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During the first three months of 2011, the Compensation Committee of the Board of Directors awarded 27,405 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of April 2, 2011.

			Weighted-
		Weighted-	Average
		Average	Remaining	Unrecognized	Aggregate
Performance-Based	Number of	Grant Date	Contractual	Compensation	Intrinsic
Restricted Stock Units	Stock Units	Value	Life	Cost	Value

Unvested, January 1, 2011	126,036	$14.02
Granted	27,405	17.09
Forfeited	-
Vested	(22,992)	11.17

Unvested, April 2, 2011	130,449	$15.17	3.1 years	$ 1,212	$ 2,400

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $96 for the three months ended April 2, 2011 and $108 for the three months ended April 3, 2010.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	April 2,	April 3,
	2011	2010

Volatility rate	11.9%	12.2%
Risk-free interest rate	3.0%	3.5%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	8.7	8.7

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 2, 2011.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Unrecognized	Aggregate
	Options	Exercise	Contractual	Compensation	Intrinsic
Stock Options	Outstanding	Price	Life	Cost	Value

Outstanding, January 1, 2011	1,256,106	$10.27
Granted	-	-
Exercised	(9,633)	7.46
Forfeited	-	-
Outstanding, April 2, 2011	1,246,473	$10.29	4.7 years	$12,826	$10,109

Exercisable, April 2, 2011	935,673	$8.78	3.6 years		$9,001

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at April 2, 2011 is summarized below:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Stock Options	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
Employee options:
$ 6.75	574,905	2.7 years	$6.75	574,905	$6.75
11.25	372,500	5.2 years	11.25	281,300	11.25
16.00	136,400	8.6 years	16.00	26,800	16.00
16.60	110,000	9.6 years	16.60	-	16.60
	1,193,805	4.8 years	$10.12	883,005	$8.46
Director options:
$10.00 to $16.40	52,668	2.5 years	14.20	52,668	14.20
	1,246,473	4.7 years	$10.29	935,673	$8.78

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans (continued)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Components of pension cost

Service costs--increase in benefit obligation earned	$33	$33
Interest cost on projected benefit obligation	418	406
Expected return on plan assets	(477)	(442)
Amortization of net actuarial loss	134	154
Amortization of prior service cost	3	3
Amortization of transition asset	(17)	(17)
Net pension cost of defined-benefit pension plans	$94	$137

Employer Contributions--Contributions of $71 were made to our defined-benefit pension plans during the three months ended April 2, 2011. We expect, as of April 2, 2011, to make additional defined-benefit plan contributions totaling $988 before December 31, 2011.

H.	Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2011 annual effective tax rate is estimated to be 39.1%.  Our annual effective tax rate for 2010 was 42.2%.

At December 31, 2010 we had unrecognized tax benefits of $1,524, of which $853 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $68. At April 2, 2011, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

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

As of April 2, 2011, if certain pending tax matters settle, we believe it is reasonably possible that additional payments approximating $250 will be made during the next twelve months. However, we do not anticipate an increase or decrease in our total uncertain tax positions during the next twelve months that would be material to our financial condition or the results of operations.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

I.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate swaps qualifying as cash flow hedges, and defined-benefit pension plan adjustments. The components of comprehensive income (loss) follow:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Comprehensive Loss
Net loss	$(6,046)	$(4,095)
Other comprehensive income (loss)
Currency translation adjustments	585	980
Interest rate swaps, change in fair value	218	(66)
Defined benefit pension plans -- amortization of net
actuarial loss, prior service cost and transition asset	120	140
Other comprehensive income (loss), before income taxes	923	1,054
Income tax benefit (expense), related to items of other comprehensive income	(130)	(28)
Other comprehensive income (loss)	793	1,026

Comprehensive loss	$(5,253)	$(3,069)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

			Defined	Accumulated
	Currency	Interest	Benefit	Other
	Translation	Rate	Pension	Comprehensive
	Adjustments	Swaps	Plans	Income (Loss)
Balance at January 1, 2011	$3,459	$(645)	$(5,886)	$(3,072)
Unrealized gains	585	-	-	585
Unrealized gains in fair value	-	218	-	218
Unrecognized amounts from defined benefit pension plans	-	-	120	120
Tax effect	-	(84)	(46)	(130)
Net of tax amount	585	134	74	793

Balance at April 2, 2011	$4,044	$(511)	$(5,812)	$(2,279)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
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

	Three Months Ended
	April 2,	April 3,
	2011	2010
Loss available to common shareholders:
Net loss	$(6,046)	$(4,095)

Weighted-average shares:
Basic:
Outstanding	14,127,312	14,603,790
Partially-paid share subscriptions	-	1,724
Basic weighted-average shares	14,127,312	14,605,514

Diluted:
Basic from above	14,127,312	14,605,514
Incremental shares from assumed:
Exercise of stock options	527,710	551,041
Diluted weighted-average shares	14,655,022	15,156,555

Net loss per share -- basic and diluted	$(.43)	$(.28)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended April 2, 2011 follows:

Shares outstanding at January 1, 2011	14,112,256

Shares purchased	(65,607)
Shares sold	148,186
Options exercised	16,647
99,226

Shares outstanding at April 2, 2011	14,211,482

On April 2, 2011, we had 14,211,482 common shares outstanding, and employee and director options exercisable to purchase 935,673 common shares.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

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

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in the 2010 Annual Report.

Segment information reconciled to consolidated external reporting information follows:

		Residential
	Utility	Commercial	All	Reconciling
	Services	Services	Other	Adjustments		Consolidated

Three Months Ended April 2, 2011
Revenues	$74,651	$45,659	$11,014	$-		$131,324
Income (loss) from operations	(670)	(5,840)	(1,236)	(474)	(a)	(8,220)
Interest expense				(890)		(890)
Interest income				5		5
Other income (expense), net				(663)		(663)
Loss before income taxes						$(9,768)

Segment assets, total	$120,776	$95,945	$14,497	$58,489	(b)	$289,707

Three Months Ended April 3, 2010
Revenues	$69,818	$45,747	$8,913	$-		$124,478
Income (loss) from operations	1,171	(4,802)	(1,501)	(507)	(a)	(5,639)
Interest expense				(500)		(500)
Interest income				17		17
Other income (expense), net				(738)		(738)
Loss before income taxes						$(6,860)

Segment assets, total	$116,065	$95,426	$10,853	$51,139	(b)	$273,483

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

L.     Financial Instruments and Fair Value Measurements

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

	April 2, 2011		December 31, 2010
Financial Instruments Recorded at	Carrying	Fair	Carrying	Fair
Historical Carrying Value	Value	Value	Value	Value

Revolving credit facility, noncurrent	$42,000	$42,000	$30,000	$30,000
Senior unsecured notes	30,000	30,005	30,000	30,007
Term loans, noncurrent	1,341	1,331	1,591	1,593

Total	$73,341	$73,336	$61,591	$61,600

The carrying value of our revolving credit facility approximates fair value as the interest rates on the amounts outstanding are variable. The fair value of our senior unsecured notes and our term loans is determined based on expected future weighted-average interest rates with the same remaining maturities.

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

Interest Rate Swaps--We hold interest rate swaps—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2011 or 2010 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). No material amounts were recognized in the results of operations related to our interest rate swaps during 2011 or 2010.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

L.	Financial Instruments and Fair Value Measurements (continued)

We held three interest rate swaps with the notional value totaling $30,000 as of April 2, 2011. The following summarizes the amount of the long-term debt hedged (which is the notional principal amount of the interest rate swaps), and the gross fair value of the liability position of the interest rate swaps.

	April 2,	December 31,
	2011	2010

Amount of long-term debt hedged	$30,000	$30,000

Gross fair value liability position, classified as accrued expenses	$822	$1,040

The following summarizes the amount of the gains (losses) recognized in other comprehensive income from the interest rate swaps for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Derivatives in cash-flow hedging relationship

Interest rate swaps	$218	$(66)

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

L.	Financial Instruments and Fair Value Measurements (continued)

Our assets and liabilities measured at fair value on a recurring basis at April 2, 2011, were as follows:

		Fair Value Measurements at April 2, 2011 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
Assets and Liabilities Recorded at	Value at	active markets	inputs	inputs
Fair Value on a Recurring Basis	April 2, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$12,115	$12,115	$-	$-

Liabilities:
Interest rate swaps, classified as accrued expenses	$822	$-	$822	$-
Deferred compensation	737	-	737	-

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first quarter ended April 2, 2011.

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

		Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted prices	Significant	Significant
	Carrying	in	other observable	unobservable
Assets and Liabilities Recorded at	Value at	active markets	inputs	inputs
Fair Value on a Recurring Basis	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$11,475	$11,475	$-	$-

Liabilities:
Interest rate swaps, classified as accrued expenses	$1,040	$-	$1,040	$-
Deferred compensation	690	-	690	-

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

M.	Contingencies

We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. With respect to all such matters, we record an accrual for a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If we can only estimate a range of probable loss, an amount representing the low end of the range of probable outcomes is recorded.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2011
(Amounts in thousands, except share data)

M.	Contingencies (continued)

Management has assessed all such matters, including those described below, based on current information and made a judgment concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment is made subject to the known uncertainty of litigation and management’s judgment as to estimates made may prove materially different from actual results.

California Fire Litigation: San Diego County--Davey Tree Surgery Company, a Davey subsidiary, and Davey Resource Group, a Davey division, have previously been sued, together with a utility services customer, San Diego Gas & Electric ("SDG&E"), and its parent company, as defendants, and as cross-defendants in cross-complaints filed by the utility service customer, in the Superior Court of the State of California in and for the County of San Diego, arising out of a wildfire in San Diego County that started on October 22, 2007, referred to as the Rice Canyon fire.

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey.  The earliest of the lawsuits naming Davey was filed on April 18, 2008.  The court ordered that the lawsuits be organized into the four groups based on the type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification.  Plaintiffs’ motions seeking class certification have since been denied.  SDG&E has filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract.  SDG&E has reportedly settled many of the third-party claims and is now actively asserting damage claims against Davey.

Davey has notified its insurers of the Rice Canyon fire claims, is vigorously defending the third-party claims, and continues to work with the insurers both to defend the claims and to ensure coverage of any potential liabilities.

At this time, Davey believes that insurance coverage and recorded accruals are sufficient to provide for losses related to these potential liabilities.

However, due to the nature and extent of these claims, an adverse result in these proceedings leading to a loss in excess of Davey’s available insurance coverage could have a material and adverse effect on Davey’s business, financial condition, results of operations and cash flows. Adverse results, even if within the limits of Davey’s available insurance coverage, could materially and adversely (a) affect Davey’s ability to obtain comparable insurance in the future, or, (b) if such insurance were obtainable, affect the policy limits, premiums, self-insured retentions and other terms and conditions thereof.

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

Index

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

	Three Months Ended
	April 2,	April 3,	Percentage
	2011	2010	Change

Revenues	100.0%	100.0%	5.5%

Costs and expenses:
Operating	73.0	71.1	8.2
Selling	17.5	17.3	7.2
General and administrative	8.5	8.8	2.0
Depreciation and amortization	7.3	7.2	7.2
(Gain) loss on sale of assets, net	(.1)	.1	nm

Loss from operations	(6.2)	(4.)	45.8

Other income (expense):
Interest expense	(.7)	(.4)	78.0
Interest income	-	-	nm
Other, net	(.5)	(.6)	(10.2)

Loss before income taxes	(7.4)	(5.5)	42.4

Income tax benefits	(2.8)	(2.2)	34.6

Net loss	(4.6)%	(3.3)%	47.7%

nm--not meaningful

Index

First Quarter—Three Months Ended April 2, 2011 Compared to Three Months Ended April 3, 2011

Our results of operations for the three months ended April 2, 2011 compared to the three months ended April 3, 2010 follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010	Change	% Change

Revenues	$131,324	$124,478	$6,846	5.5%

Costs and expenses:
Operating	95,830	88,551	7,279	8.2
Selling	22,987	21,434	1,553	7.2
General and administrative	11,224	11,007	217	2.0
Depreciation and amortization	9,584	8,944	640	7.2
(Gain) loss on sale of assets, net	(81)	181	(262)	nm
	139,544	130,117	9,427	7.2

Loss from operations	(8,220)	(5,639)	(2,581)	45.8

Other income (expense):
Interest expense	(890)	(500)	(390)	78.0
Interest income	5	17	(12)	nm
Other, net	(663)	(738)	75	(10.2)

Loss before income taxes	(9,768)	(6,860)	(2,908)	42.4

Income tax benefits	(3,722)	(2,765)	(957)	34.6

Net loss	$(6,046)	$(4,095)	$(1,951)	47.7%

nm--not meaningful

Revenues--Revenues of $131,324 increased $6,846 compared with $124,478 in the first quarter 2010. Utility Services increased $4,833 or 6.9% compared with the first quarter 2010. New contracts coupled with increases on existing contracts within our U.S. and Canadian operations account for the increase. Residential and Commercial Services decreased $88 to $45,659 from the first quarter 2010. Revenues were impacted by generally unfavorable weather conditions and the lack of significant winter storms as compared to the prior year. Total revenue of $131,324 includes production incentive revenue, recognized under the completed-performance method, of $370 during the first quarter 2011 compared with $1,946 during the first quarter 2010.

Operating Expenses--Operating expenses of $95,830 increased $7,279 compared with the first quarter 2010 and, as a percentage of revenues, increased 1.9% to 73.0%. Utility Services increased $5,871 or 10.8% compared with the first quarter 2010, and as a percentage of revenues increased 2.8% to 80.5%. Increased fuel expense, equipment expense, tools expense, labor expense and subcontractor expense, associated with the increase in revenues, were partially offset by a reduction in material expense. Residential and Commercial Services increased $366 or 1.3% compared with the first quarter 2010 and, as a percentage of revenues, increased 1.0% to 61.2%. Increased labor expense, equipment maintenance expense and fuel expense were partially offset by a reduction in subcontractor expense and material expense.

Fuel costs of $6,378 increased $1,389, or 27.8%, from the $4,989 incurred in the first quarter 2010 and impacted operating expenses within all segments.

Selling Expenses--Selling expenses of $22,987 increased $1,553 compared with the first quarter 2010 and as a percentage of revenues increased .2% to 17.5%. Utility Services increased $243 or 4.2% from the first quarter 2010. Increases in field management travel expense, vehicle expense and office rent were partially offset by decreases in field management wages and incentive expense, professional services expense and communication expense. Residential and Commercial Services experienced an increase of $943 or 6.4% over the first quarter 2010. Increases in field management wages and incentive expense, rent expense, professional services expense and employee development expense were partially offset by reductions in field management vehicle expense, office expenses and sales and marketing expenses.

Index

General and Administrative Expenses--General and administrative expenses of $11,224 increased $217 from $11,007 in the first quarter 2010. Increases in professional service expense, travel expense, employee development expense, office rent and utilities expense and stock-based compensation expense were partially offset by decreases in salary and incentive expense, communications expense, postage expense and pension expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,584 increased $640 from $8,944 in the first quarter of 2010 and, as a percentage of revenues, increased .1% to 7.3%.  The increase is attributable to an increase in capital expenditures for equipment in the prior year.

Gain/Loss on the Sale of Assets, Net--Gain on the sale of assets was $81 for the first quarter 2011 as compared with a loss of $181 in the first quarter 2010.  The increase is the result of an increase in the number of units disposed in the first quarter 2011 as compared with the first quarter 2010.

Interest Expense--Interest expense of $890 increased $390 from the $500 incurred in the first quarter 2010. The increase is attributable to higher average debt levels necessary to fund operations and capital expenditures and higher average interest rates incurred on our 5.09% Senior Notes, issued during the third quarter 2010, as compared to the first quarter 2010.

Other, Net--Other, net, of $663 decreased $75 from the $738 incurred in the first quarter 2010 and consisted of nonoperating income and expense, primarily foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax benefits for the first quarter 2011 were $3,722, as compared to $2,765 for the first quarter 2010.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 annual effective tax rate is estimated to be 39.1%. Our annual effective tax rate for 2010 was 42.2%.

Net Loss--Net loss of $6,046 for the first quarter 2011 was $1,951 greater than the $4,095 loss experienced in the first quarter 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010, are summarized as follows:

	2011	2010
Cash provided by (used in):
Operating activities	$(1,214)	$(8,222)
Investing activities	(13,509)	(9,186)
Financing activites	8,789	17,745
(Decrease)/Increase in cash	$(5,934)	$337

Cash Provided by Operating Activities--Cash used in operating activities was $1,214 for the first three months of 2011, $7,008 less than the $8,222 used in the first three months of 2010. The increase in operating cash flow was primarily attributable to $8,782 less cash used for operating assets and liabilities and an increase in depreciation and amortization of $640.

Overall, accounts receivable decreased $2,466 during the first three months of 2011, as compared to the increase of $3,648 during the first three months of 2010.  With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2011 decreased 1 day to 54 days, as compared to the end of the first three months of 2010.  The DSO at April 3, 2010 was 55 days.

Index

Operating liabilities decreased $2,685 in the first three months of 2011, $4,893 less than the $7,578 decrease in the first three months of 2010. Accounts payable and accrued expenses decreased $5,831 during the first three months of 2011 as compared with a decrease of $9,050 for the first three months of 2010. Decreases in employee compensation, accrued interest and 401KSOP liabilities and trade payables were partially offset by increases in compensated-absence and vacation accruals, self-insured medical claims, professional services and advance payments from customers.  Self-insurance accruals increased $3,146 in the first three months of 2011, which was $1,674 more than the increase of $1,472 experienced in the first three months of 2010. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

Other, net, increased $4,647, $2,225 more than the $2,422 increase for the first three months of 2010. The increase is attributable to increases in operating supplies, prepaid expenses and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2011 was $13,509, or $4,323 more than the $9,186 used during the first three months of 2010. The increase was primarily the result of increased capital expenditures for equipment and the purchases of businesses.

Cash Provided by Financing Activities--Cash provided by financing activities of $8,789 decreased $8,956 during the first three months of 2011 as compared with the $17,745 of cash provided during the first three months of 2010. During the first three months of 2011, our revolving credit facility provided $12,000 in cash as compared with the $21,550 borrowed during the first three months of 2010. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Treasury share transactions (purchases and sales) provided $274 more cash than the $1,443 provided in the first three months of 2010. Dividends paid of $604 decreased $29, as compared with $633 paid in the first three months of 2010.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $140,000 revolving credit facility with a group of banks, which will expire in December 2014 and permits borrowings, as defined, up to $140,000 (previously $159,000) with a letter of credit sublimit of $100,000 and which, under certain circumstances, may be increased to $160,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As at April 2, 2011, we had unused commitments under the facility approximating $52,208, with $87,792 committed, consisting of borrowings of $42,000 and issued letters of credit of $45,792. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

During July 2010 we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the “5.09% Senior Notes”).  The 5.09% Senior Notes were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between the Company and the purchasers of the 5.09% Senior Notes.  Subsequent series of promissory notes may be issued pursuant to supplemental note purchase agreements in an aggregate additional principal amount not to exceed $20,000.

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

Index

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at April 2, 2011, to make future payments for the periods indicated.

		Nine
		Months Ending
		December 31,	Year Ending December 31,
Description	Total	2011	2012	2013	2014	2015	Thereafter

Revolving credit facility	$42,000	$-	$-	$-	$42,000	$-	$-
Senior unsecured notes	30,000	-	-	-	-	-	30,000
Term loans	3,299	1,709	730	480	380	-	-
Operating lease obligations	10,446	3,580	2,744	1,884	914	657	667
Self-insurance accruals	57,556	22,840	14,088	7,937	3,745	1,643	7,303
Purchase obligations	6,014	6,014	-	-	-	-	-
Other liabilities	7,840	2,948	626	437	295	297	3,237
	$157,155	$37,091	$18,188	$10,738	$47,334	$2,597	$41,207

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of April 2, 2011. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of April 2, 2011, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of April 2, 2011, we were contingently liable for letters of credit in the amount of $46,797, of which $45,792 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2011 through 2014.  We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At April 2, 2011, we had working capital of $32,148, short-term lines of credit approximating $10,405 and $52,208 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for the foreseeable future.

RECENT ACCOUNTING GUIDANCE

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) issuing Accounting Standards Updates (or “ASUs”) to the FASB’s  Accounting Standards Codification™ (the “Codification” or “FASB ASC”). The Codification is the single source of nongovernmental authoritative U.S. GAAP as well as all relevant U.S. Securities and Exchange Commission guidance in separate sections within the Codification. All other accounting guidance not included in the Codification is considered nonauthoritative.  The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

Index

In the description of the Accounting Standards Update that follows, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements--In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements for transfers in and out of Levels 1 and 2, requires separate disclosures for activity relating to Level 3 measurements and clarifies input and valuation techniques. This ASU was effective for interim and annual periods beginning after December 15, 2009 (that is, the quarter ended April 3, 2010 for us), except for the Level 3 disclosures, which were effective for fiscal years beginning after December 15, 2010 (that is, the quarter ended April 2, 2011 for us) and for interim periods within those years. The adoption of the revised guidance in FASB ASC Topic 820 did not affect our financial position, results of operations or cash flows.

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2010, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”—those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

Index

▪
We have significant contracts with our utility, commercial and government customers that include liability risk exposure as part of those contracts. Consequently, we have substantial excess-umbrella liability insurance, and increases in the cost of obtaining, or inability to obtain, adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages, could negatively impact our liquidity.

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in our annual report on Form 10-K for the year ended December 31, 2010 in “ Part I - Item 1A. Risk Factors.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended April 2, 2011, there have been no material changes in the market risk previously presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of April 2, 2011 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended April 2, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

The Davey Tree Expert Company

Part II.  Other Information

Items 3, 4 and 5 are not applicable.

Item 1.	Legal Proceedings.

We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business.

With respect to all such matters, we record an accrual for a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  In addition, narrative  information is provided for matters as to which management believes a material loss is reasonably possible.

Management has assessed all such matters, including those described below, based on current information and made a judgment concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success.  Management’s judgment is made subject to the known uncertainty of litigation and management’s judgment as to estimates made may prove materially different from actual results.

California Fire Litigation: San Diego County--Davey Tree Surgery Company, a Davey subsidiary, and Davey Resource Group, a Davey division, have previously been sued, together with a utility services customer, San Diego Gas & Electric ("SDG&E"), and its parent company, as defendants, and as cross-defendants in cross-complaints filed by the utility service customer, in the Superior Court of the State of California in and for the County of San Diego, arising out of a wildfire in San Diego County that started on October 22, 2007, referred to as the Rice Canyon fire. The California Department of Forestry and Fire Protection issued a report concluding that the Rice Canyon fire was caused by SDG&E power lines and burned approximately 9,472 acres and damaged approximately 206 homes, two commercial properties and 40 outbuildings. The Consumer Protection and Safety Division of the California Public Utilities Commission issued a report concluding that the Rice Canyon fire was caused when a specific sycamore tree limb broke during Santa Ana wind conditions and fell on SDG&E's energized overhead conductors, causing the conductor to break.

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey.  The earliest of the lawsuits naming Davey was filed on April 18, 2008.  The court ordered that the lawsuits be organized into the four groups based on the type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification.  Plaintiffs’ motions seeking class certification have since been denied.  SDG&E has filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract.  SDG&E has reportedly settled many of the third-party claims and is now actively asserting damage claims against Davey.

Davey has notified its insurers of the Rice Canyon fire claims, is vigorously defending the third-party claims, and continues to work with the insurers both to defend the claims and to ensure coverage of any potential liabilities.

At this time, Davey believes that insurance coverage and recorded accruals are sufficient to provide for losses related to these potential liabilities.

However, due to the nature and extent of these claims, an adverse result in these proceedings leading to a loss in excess of Davey’s available insurance coverage could have a material and adverse effect on Davey’s business, financial condition, results of operations and cash flows. Adverse results, even if within the limits of Davey’s available insurance coverage, could materially and adversely (a) affect Davey’s ability to obtain comparable insurance in the future, or, (b) if such insurance were obtainable, affect the policy limits, premiums, self-insured retentions and other terms and conditions thereof.

Ely v. Davey Tree Surgery Company--Davey Tree Surgery Company, a subsidiary of The Davey Tree Expert Company, has been named in a purported class-action lawsuit in the State of California filed on July 15, 2008 in the Superior Court of the State of California in and for the County of Alameda.  The plaintiffs allege on behalf of themselves and a putative class that Davey Tree Surgery Company has failed to comply with California law concerning off-duty meal periods and the required content of paycheck stubs.

Index

The plaintiffs allege that they and the putative “meal periods” class have not been provided with uninterrupted, duty-free 30-minute meal periods.  In addition, plaintiffs allege that because they were supposedly made to work during their meal breaks, Davey Tree Surgery Company violated California’s minimum wage law because they and the putative members were not paid minimum wage for their alleged work during meal breaks.  Plaintiffs also contend Davey Tree Surgery Company violated California law by not including the time they and the putative “wage statement” class members worked during their meal periods, their hourly rates of pay and number of hours worked at each hourly rate on their paycheck stubs.

The Court granted plaintiffs’ motion for class certification and certified both the “meal periods” class and the “wage statements” class; some individuals are members of both classes, while others are members of only one class.  A trial is scheduled for January 30, 2012.

At this time, it is not reasonably possible to evaluate the likelihood of a favorable or unfavorable outcome to this matter or to estimate the amount  or range of potential loss, if any.  However, any potential losses from claims of this nature would not be insured, and therefore an adverse result could have a negative effect on Davey’s business, financial condition, results of operations and cash flows which could be material.  We intend to vigorously defend ourselves against this lawsuit, and we believe that our defenses against these claims are meritorious.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-Looking Statements” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.  There have been no material changes from the risk factors described previously in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Fiscal 2011

January 1 to January 29	-	-	n/a	n/a
January 30 to February 26	963	$16.60	n/a	n/a
February 27 to April 2	64,644	18.40	n/a	n/a

Total First Quarter	65,607	18.37

Total Year to Date	65,607	18.37

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

THE DAVEY TREE EXPERT COMPANY

	By:	/s/ David E. Adante
Date: May 3, 2011		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 3, 2011	By:	/s/ Nicholas R. Sucic
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