Form 10-Q
period 2011-07-02
DAVEY TREE EXPERT CO
filed 2011-08-02
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
OR

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

There were 14,014,663 Common Shares, $1.00 par value, outstanding as of July 29, 2011.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 2, 2011

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 2, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$8,573	$12,017
Accounts receivable, net	95,825	80,432
Operating supplies	6,088	4,961
Other current assets	16,836	18,465
Total current assets	127,322	115,875

Property and equipment	438,313	416,071
Less accumulated depreciation	301,142	286,444
	137,171	129,627

Other assets	16,476	14,950
Identified intangible assets and goodwill, net	28,138	27,855
	$309,107	$288,307
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$30,332	$27,759
Accrued expenses	27,798	30,873
Other current liabilities	25,059	31,410
Total current liabilities	83,189	90,042

Long-term debt	82,852	61,591
Self-insurance accruals	36,775	30,658
Other noncurrent liabilities	7,602	7,647
	210,418	189,938
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	1,233	—
Retained earnings	178,834	176,800
Accumulated other comprehensive loss	(1,952)	(3,072)
	199,572	195,185
Less: Cost of Common shares held in treasury; 7,443 shares at July 2, 2011 and 7,345 shares at December 31, 2010	100,883	96,816

	98,689	98,369
	$309,107	$288,307
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues	$173,953	$160,103	$305,277	$284,581

Costs and expenses:
Operating	111,242	100,813	207,072	189,364
Selling	25,684	24,965	48,671	46,399
General and administrative	10,783	9,814	22,007	20,821
Depreciation and amortization	9,840	9,108	19,424	18,052
(Gain) loss on sale of assets, net	(163)	(85)	(244)	96
	157,386	144,615	296,930	274,732

Income from operations	16,567	15,488	8,347	9,849

Other income (expense):
Interest expense	(984)	(541)	(1,874)	(1,041)
Interest income	9	6	14	23
Other, net	(661)	(379)	(1,324)	(1,117)

Income before income taxes	14,931	14,574	5,163	7,714

Income taxes	5,772	5,881	2,050	3,116

Net income	$9,159	$8,693	$3,113	$4,598

Net income per share:
Basic	$.65	$.59	$.22	$.31
Diluted	$.63	$.57	$.21	$.30

Weighted-average shares outstanding:
Basic	14,058	14,736	14,093	14,670
Diluted	14,569	15,248	14,612	15,202

Dividends declared per share	$.043	$.043	$.085	$.085

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
Operating activities
Net income	$3,113	$4,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,424	18,052
Other	358	164
Changes in operating assets and liabilities:
Accounts receivable	(15,377)	(13,724)
Operating liabilities	5,414	1,327
Other	(830)	2,283
	8,989	8,102
Net cash provided by operating activities	12,102	12,700

Investing activities
Capital expenditures:
Equipment	(25,431)	(15,003)
Land and buildings	(175)	(316)
Purchases of businesses	(962)	(5,836)
Other	539	392
Net cash used in investing activities	(26,029)	(20,763)

Financing activities
Revolving credit facility proceeds, net	21,600	22,700
Purchase of common shares for treasury	(7,847)	(11,283)
Sale of common shares from treasury	4,972	5,104
Dividends	(1,189)	(1,241)
Other	(7,053)	(6,977)
Net cash provided by financing activities	10,483	8,303

(Decrease)/Increase in cash and cash equivalents	(3,444)	240

Cash and cash equivalents, beginning of period	12,017	2,395
Cash and cash equivalents, end of period	$8,573	$2,635

Supplemental cash flow information follows:
Interest paid	$1,992	$1,213
Income taxes paid	877	4,948

Detail of acquisitions:
Assets acquired:
Receivables	$16	$—
Operating supplies	—	—
Equipment	321	1,886
Deposits and other	—	16
Intangibles	1,190	4,739
Prepaids	—	112
Liabilities assumed	(65)	(917)
Debt issued for purchases of businesses	(500)	—
Cash paid	$962	$5,836

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
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

Recent Accounting Guidance

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) issuing Accounting Standards Updates (or “ASUs”) to the FASB’s Accounting Standards Codification™ (the “Codification”). The Codification is the single source of nongovernmental authoritative U.S. GAAP as well as all relevant U.S. SEC guidance in separate sections within the Codification. All other accounting guidance not included in the Codification is considered nonauthoritative. The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the descriptions of the ASUs that follow, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards-Fair Value Measurement--In May 2011, the FASB issued ASU 2011-04, “ Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us). We are currently evaluating the impact of pending adoption of ASU 2011-04.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

Accounting Standards Update 2011-05, Presentation of Comprehensive Income--In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either (a) in a single continuous statement of comprehensive income or (b) in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us).  The guidance requires changes in presentation only and will have no affect on our financial position, results of operations or cash flows.

B.	Seasonality of Business

Due to the seasonality of our business, our operating results for the six months ended July 2, 2011 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2011. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information

The following comprises accounts receivable, net, and other amounts included in the balance sheet:

Accounts receivable, net	July 2, 2011	December 31, 2010
Accounts receivable	$82,522	$74,985
Receivables under contractual arrangements	15,695	7,557
	98,217	82,542

Less allowances for doubtful accounts	2,392	2,110

Accounts receivable, net	$95,825	$80,432

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Other current assets	July 2, 2011	December 31, 2010
Refundable income taxes	$5,043	$4,689
Deferred income taxes	6,557	6,813
Prepaid expenses	4,460	5,349
Other	776	1,614
Total	$16,836	$18,465

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Accrued expenses	July 2, 2011	December 31, 2010
Employee compensation	$8,968	$13,599
Accrued compensated absences	9,495	6,552
Self-insured medical claims	3,508	2,918
Customer advances, deposits	—	1,068
Taxes, other than income	2,606	2,380
Other	3,221	4,356
Total	$27,798	$30,873

Other current liabilities	July 2, 2011	December 31, 2010
Notes payable	$577	$1,988
Current portion of long-term debt	867	5,670
Self-insurance accruals	23,615	23,752
Total	$25,059	$31,410

D.	Business Combinations and Identified Intangible Assets and Goodwill, Net

During the first six months of 2011, we acquired four businesses for $962 cash and the assumption of certain liabilities. The cash paid of $962 was preliminarily allocated, including the liabilities assumed, to the fair value of the primary assets acquired: fixed assets, intangibles and goodwill. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months. During the six months ended July 3, 2010, we acquired one business for an aggregate purchase price of $6,753.

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	July 2, 2011		December 31, 2010
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$12,271	$8,834	$11,852	$8,453
Employment-related	5,243	4,188	5,066	3,914
Tradenames	4,314	2,469	4,226	2,197

Amortized intangible assets	$21,828	$15,491	$21,144	$14,564

Less accumulated amortization	15,491		14,564

Identified intangibles, net	6,337		6,580

Unamortized intangible assets:
Goodwill not amortized	21,801		21,275
	$28,138		$27,855

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

E.	Long-Term Debt

Our long-term debt consisted of the following:

	July 2, 2011	December 31, 2010
Revolving credit facility
Prime rate borrowings	$5,600	$—
LIBOR borrowings	46,000	30,000
	51,600	30,000
Senior unsecured notes	30,000	30,000
Term loans	2,119	7,261
	83,719	67,261
Less current portion	867	5,670
	$82,852	$61,591

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

As at July 2, 2011, we had unused commitments under the facility approximating $43,529, with $96,471 committed, consisting of borrowings of $51,600 and issued letters of credit of $44,871. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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
July 2, 2011
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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Compensation expense, all share-based payment plans	$367	$300	$704	$611

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the

Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $200 being recognized for the six months ended July 2, 2011 and $188 for the six months ended July 3, 2010.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At July 2, 2011, there were 648,568 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $190 for the six months ended July 2, 2011 and $176 for the six months ended July 3, 2010.

Stock-Settled Stock Appreciation Rights--During the six months ended July 2, 2011, the Compensation Committee of the Board of Directors awarded 98,800 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

The following table summarizes our SSARs as of July 2, 2011.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2011	148,159	$3.34
Granted	98,800	3.60
Forfeited	—	—
Vested	(36,324)	3.32
Unvested, July 2, 2011	210,635	$3.47	3.7 years	$648	$3,875

Employee SSARs	182,680	$3.60	3.6 years	$578	$3,361
Nonemployee Director SSARs	27,955	$2.60	4.8 years	$70	$514

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $98 for the six months ended July 2, 2011 and $52 for the six months ended July 3, 2010.

Performance-Based Restricted Stock Units--During the six months ended July 2, 2011, the Compensation Committee of the Board of Directors awarded 27,405 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of July 2, 2011.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2011	126,036	$14.02
Granted	27,405	17.09
Forfeited	—	—
Vested	(26,093)	11.73

Unvested, July 2, 2011	127,348	$15.15	2.8 years	$1,092	$2,343

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $216 for the six months ended July 2, 2011 and $195 for the six months ended July 3, 2010.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	July 2, 2011	July 3, 2010
Volatility rate	11.9%	12.2%
Risk-free interest rate	2.9%	3.4%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	8.9	8.8

General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 2, 2011.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,256,106	$10.27
Granted	—	—
Exercised	(66,833)	8.00
Forfeited	(8,000)	10.00
Outstanding, July 2, 2011	1,181,273	$10.40	4.5 years	$12,284	$9,451

Exercisable, July 2, 2011	963,273	$9.06	3.5 years		$8,994

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at July 2, 2011 is summarized below:

Stock Options Exercise Price		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:	$ 6.75	532,705	2.4 years	$6.75	532,705	$6.75
	11.25	359,500	4.9 years	11.25	359,500	11.25
	16.00	134,400	8.4 years	16.00	26,400	16.00
	16.60	110,000	9.4 years	16.60	—	16.60
		1,136,605	4.6 years	$10.22	918,605	$8.78

Director options:	$10.00 to $16.40	44,668	2.6 years	14.95	44,668	14.95
		1,181,273	4.5 years	$10.40	963,273	$9.06

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Components of pension cost
Service costs--increase in benefit obligation earned	$34	$32	$67	$65
Interest cost on projected benefit obligation	417	407	835	813
Expected return on plan assets	(477)	(441)	(954)	(883)
Amortization of net actuarial loss	133	153	267	307
Amortization of prior service cost	4	4	7	7
Amortization of transition asset	(17)	(17)	(34)	(34)
Net pension cost of defined-benefit pension plans	$94	$138	$188	$275

Employer Contributions--Contributions of $359 were made to our defined-benefit pension plans during the six months ended July 2, 2011. We expect, as of July 2, 2011, to make additional defined-benefit plan contributions totaling $445 before December 31, 2011.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

H.	Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2011 annual effective tax rate is estimated to be 38.3%.  Our annual effective tax rate for 2010 was 42.2%.

At December 31, 2010 we had unrecognized tax benefits of $1,524, of which $853 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $68. At July 2, 2011, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments.  With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008.

As of July 2, 2011, if certain pending tax matters settle, we believe it is reasonably possible that additional payments approximating $250 will be made during the next twelve months. However, we do not anticipate an increase or decrease in our total uncertain tax positions during the next twelve months that would be material to our financial condition or the results of operations.

I.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate swaps qualifying as cash flow hedges, and defined-benefit pension plan adjustments. The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Comprehensive Income
Net income	$9,159	$8,693	$3,113	$4,598
Other comprehensive income (loss)
Currency translation adjustments	114	(1,183)	699	(203)
Interest rate swaps, change in fair value	223	63	441	(3)
Defined benefit pension plans -- amortization of net actuarial loss, prior service cost and transition asset	120	140	240	280
Other comprehensive income (loss), before income taxes	457	(980)	1,380	74
Income tax benefit (expense), related to items of other comprehensive income	(130)	(77)	(260)	(105)
Other comprehensive income (loss)	327	(1,057)	1,120	(31)

Comprehensive income	$9,486	$7,636	$4,233	$4,567

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

I.	Comprehensive Income (Loss) (continued)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Currency Translation Adjustments	Interest Rate Swaps	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$3,459	$(645)	$(5,886)	$(3,072)
Unrealized gains	699	—	—	699
Unrealized gains in fair value	—	441	—	441
Unrecognized amounts from defined benefit pension plans	—	—	240	240
Tax effect	—	(168)	(92)	(260)
Net of tax amount	699	273	148	1,120

Balance at July 2, 2011	$4,158	$(372)	$(5,738)	$(1,952)

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

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Income available to common shareholders:
Net income	$9,159	$8,693	$3,113	$4,598

Weighted-average shares:
Basic:
Outstanding	14,058	14,736	14,093	14,670

Basic weighted-average shares	14,058	14,736	14,093	14,670

Diluted:
Basic from above	14,058	14,736	14,093	14,670
Incremental shares from assumed:
Exercise of stock options	511	513	519	532
Diluted weighted-average shares	14,569	15,249	14,612	15,202

Net income per share:
Basic	$.65	$.59	$.22	$.31

Diluted	$.63	$.57	$.21	$.30

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended July 2, 2011 follows:

Shares outstanding at January 1, 2011	14,112,256

Shares purchased	(425,641)
Shares sold	236,315
Options exercised	91,444
(97,882)

Shares outstanding at July 2, 2011	14,014,374

On July 2, 2011, we had 14,014,374 common shares outstanding, and employee and director options exercisable to purchase 963,273 common shares.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

K.    Operations by Business Segment (continued)

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended July 2, 2011
Revenues	$79,153	$80,690	$14,110	$—		$173,953
Income (loss) from operations	2,006	13,810	1,332	(581)	(a)	16,567
Interest expense				(984)		(984)
Interest income				9		9
Other income (expense), net				(661)		(661)
Income before income taxes						$14,931
Segment assets, total	$126,441	$112,383	$17,722	$52,561	(b)	$309,107

Three Months Ended July 3, 2010
Revenues	$71,286	$78,631	$10,186	$—		$160,103
Income (loss) from operations	2,834	13,443	(511)	(278)	(a)	15,488
Interest expense				(541)		(541)
Interest income				6		6
Other income (expense), net				(379)		(379)
Income before income taxes						$14,574
Segment assets, total	$110,062	$108,115	$12,898	$50,570	(b)	$281,645

Six Months Ended July 2, 2011
Revenues	$153,804	$126,349	$25,124	$—		$305,277
Income (loss) from operations	1,336	7,970	96	(1,055)	(a)	8,347
Interest expense				(1,874)		(1,874)
Interest income				14		14
Other income (expense), net				(1,324)		(1,324)
Income before income taxes						$5,163
Segment assets, total	$126,441	$112,383	$17,722	$52,561	(b)	$309,107

Six Months Ended July 3, 2010
Revenues	$141,104	$124,378	$19,099	$—		$284,581
Income (loss) from operations	4,005	8,641	(2,012)	(785)	(a)	9,849
Interest expense				(1,041)		(1,041)
Interest income				23		23
Other income (expense), net				(1,117)		(1,117)
Income before income taxes						$7,714
Segment assets, total	$110,062	$108,115	$12,898	$50,570	(b)	$281,645

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

L.    Fair Value Measurements and Financial Instruments

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

Our assets and liabilities measured at fair value on a recurring basis at July 2, 2011, were as follows:

		Fair Value Measurements at July 2, 2011 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at July 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,109	$13,109	$—	$—
Fuel derivatives, classified as other assets, noncurrent	25	—	25	—

Liabilities:
Interest rate swaps, classified as accrued expenses	$599	$—	$599	$—
Fuel derivatives, classified as accrued expenses	3	—	3	—
Deferred compensation	680	—	680	—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the second quarter ended July 2, 2011.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

L.    Fair Value Measurements and Financial Instruments (continued)

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

		Fair Value Measurements at December 31, 2010 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$11,475	$11,475	$—	$—

Liabilities:
Interest rate swaps, classified as accrued expenses	$1,040	$—	$1,040	$—
Deferred compensation	690	—	690	—

The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company’s common shares, determined by independent valuation.

Fair Value of Financial Instruments--The fair values of our current assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. The assets invested for self-insurance are money market funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of our derivative instruments are calculated based on market rates to settle the instruments, as discussed below, representing the amount we would receive upon sale or pay upon transfer. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	July 2, 2011		December 31, 2010
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$51,600	$51,600	$30,000	$30,000
Senior unsecured notes	30,000	30,119	30,000	30,007
Term loans, noncurrent	1,252	1,252	1,591	1,593
Total	$82,852	$82,971	$61,591	$61,600

The carrying value of our revolving credit facility approximates fair value as the interest rates on the amounts outstanding are variable. The fair value of our senior unsecured notes and our term loans is determined based on expected future weighted-average interest rates with the same remaining maturities.

Market Risk and Derivative Financial Instruments

In the normal course of business, we are exposed to market risk related to changes in foreign currency exchange rates, changes in interest rates and changes in fuel prices.  We do not hold or issue derivative financial instruments for trading or speculative purposes. We use derivative financial instruments to manage risks, in part, associated with changes in interest rates and changes in fuel prices.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)

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

Interest Rate Swaps--We hold interest rate swaps—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2011 or 2010 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). The estimated fair values of our interest rate swaps are calculated based on market rates to settle the instruments--classified as Level 2 of the valuation hierarcy--and represent the estimated amounts we would pay upon transfer, taking into consideration current market rates and creditworthiness.

Fuel Derivatives--Beginning in the second quarter 2011, we entered in fuel derivatives as “economic hedges” related to fuel consumed by Davey Tree service vehicles. The objectives of the economic hedges are to fix the price of a portion of our fuel needs and mitigate the earnings and cash flow volatility attributable to the risk of changing prices.

Our fuel derivative contracts are not traded on public exchanges. The fair value of each fuel derivative contract is the sum of expected future settlements between contract counterparties. The expected future settlements are determined by comparing the contract fuel price to the expected forward fuel price as of each settlement date and applying the differences between the contract prices to the notional gallons in the fuel derivative contract. The expected forward fuel price is based on observable inputs of commodity exchange prices in an active market. The fuel derivatives are classified in Level 2 of the valuation hierarchy.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

L.    Fair Value Measurements and Financial Instruments (continued)

The following tables sets forth quantitative information related to our derivatives instruments and where these amounts are recorded in our consolidated financial statements.

	As of
	July 2, 2011	December 31, 2010
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Liability fair value of interest rate swaps, classified as accrued expenses	$599	$1,040

Notional amount of long-term debt hedged	$30,000	$30,000

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Asset fair value of fuel derivatives, classified as other assets, noncurrent	$25	$—

Liability fair value of fuel derivatives, classified as accrued expenses	$3	$—

Longest remaining term, in months	30	—

Notional hedged volume, in thousands of gallons	1,550	—

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains (losses), recognized in other comprehensive income (loss)	$223	$63	$441	$(3)

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a reduction in / (increase in) costs and expenses, operating	$22	$—	$22	$—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2011
(Amounts in thousands, except share data)

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

Index

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

RESULTS OF OPERATIONS
(Amounts in thousands, except share data)

The following tables set forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented

.

	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010	Percentage Change	July 2, 2011	July 3, 2010	Percentage Change
Revenues	100.0%	100.0%	8.7%	100.0%	100.0%	7.3%

Costs and expenses:
Operating	63.9	63.0	10.3	67.9	66.6	9.4
Selling	14.8	15.6	2.9	15.9	16.3	4.9
General and administrative	6.2	6.1	9.9	7.2	7.3	5.7
Depreciation and amortization	5.7	5.7	8.0	6.4	6.3	7.6
(Gain) loss on sale of assets, net	(.1)	(.1)	nm	(.1)	—	nm

Income from operations	9.5	9.7	7.0	2.7	3.5	(15.3)

Other income (expense):
Interest expense	(.5)	(.4)	81.9	(.6)	(.4)	80.0
Interest income	—	—	nm	—	—	nm
Other, net	(.4)	(.2)	74.4	(.4)	(.4)	18.5

Income before income taxes	8.7	9.0	2.4	1.7	2.7	(33.1)

Income taxes	3.3	3.7	(1.9)	.7	1.1	(34.2)

Net income	5.4%	5.3%	5.4%	1.0%	1.6%	(32.3)%

nm--not meaningful

Index

Second Quarter—Three Months Ended July 2, 2011 Compared to Three Months Ended July 3, 2010

Our results of operations for the three months ended July 2, 2011 compared to the three months ended July 3, 2010 follows:

	Three Months Ended
	July 2, 2011	July 3, 2010	Change	% Change
Revenues	$173,953	$160,103	$13,850	8.7%

Costs and expenses:
Operating	111,242	100,813	10,429	10.3
Selling	25,684	24,965	719	2.9
General and administrative	10,783	9,814	969	9.9
Depreciation and amortization	9,840	9,108	732	8.0
(Gain) loss on sale of assets, net	(163)	(85)	(78)	nm
	157,386	144,615	12,771	8.8

Income from operations	16,567	15,488	1,079	7.0
Other income (expense):
Interest expense	(984)	(541)	(443)	81.9
Interest income	9	6	3	nm
Other, net	(661)	(379)	(282)	74.4
Income before income taxes	14,931	14,574	357	2.4

Income taxes	5,772	5,881	(109)	(1.9)

Net income	$9,159	$8,693	$466	5.4%

nm--not meaningful

Revenues--Revenues of $173,953 increased $13,850 compared with $160,103 in the second quarter 2010. Utility Services increased $7,867 or 11.0% compared with the second quarter 2010. New contracts coupled with increases on existing contracts within our U.S. and Canadian operations account for the increase. Residential and Commercial Services increased $2,059 to $80,690 from the second quarter 2010. Residential and Commercial revenues for the second quarter 2011 were favorably impacted by improved weather conditions and an increase in demand for services. Total revenue of $173,953 includes production incentive revenue, recognized under the completed-performance method, of $2,009 during the second quarter 2011 compared with $1,358 during the second quarter 2010.

Operating Expenses--Operating expenses of $111,242 increased $10,429 compared with the second quarter 2010 and, as a percentage of revenues, increased .9% to 63.9%. Utility Services increased $7,844 or 14.4% compared with the second quarter 2010, and as a percentage of revenues increased 2.3% to 78.6%. Increased fuel expense, tools expense, labor expense and subcontractor expense, associated with the increase in revenues, were partially offset by a reduction in material expense and equipment maintenance expense. Residential and Commercial Services increased $615 or 1.6% compared with the second quarter 2010 but, as a percentage of revenues, decreased .4% to 48.6%. Increased labor expense, equipment maintenance expense, tool expense and fuel expense were partially offset by reductions in subcontractor expense and material expense.

Fuel costs of $8,268 increased $2,051, or 33.0%, from the $6,217 incurred in the second quarter 2010 and impacted operating expenses within all segments.

Index

Selling Expenses--Selling expenses of $25,684 increased $719 compared with the second quarter 2010 but as a percentage of revenues decreased .8% to 14.8%. Utility Services increased $335 or 6.3% and as a percentage of revenues decreased .3% to 7.2% from the second quarter 2010. Increases in field management wages and incentive expense, field management travel expense, field management vehicle expense, communication expense and office rent were partially offset by a decrease in office expense. Residential and Commercial Services experienced a decrease of $94 or .5% over the second quarter 2010. Decreases in field management wages and incentive expense, field management travel expense and branch office wages were partially offset by increases in field management vehicle expense, rent expense and communication expense.

General and Administrative Expenses--General and administrative expenses of $10,783 increased $969 from $9,814 in the second quarter 2010. Increases in salary and incentive expense, professional service expense, travel expense and stock-based compensation expense were partially offset by decreases in pension expense, personnel development expense, postage expense and communication expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,840 increased $732 from $9,108 in the second quarter of 2010.  The increase is attributable to an increase in capital expenditures for equipment in the prior year.

Gain/Loss on the Sale of Assets, Net--Gain on the sale of assets was $163 for the second quarter 2011 as compared with $85 in the second quarter 2010.  The increase is the result of an increase in the number of units disposed in the second quarter 2011 as compared with the second quarter 2010.

Interest Expense--Interest expense of $984 increased $443 from the $541 incurred in the second quarter 2010. The increase is attributable to higher average debt levels necessary to fund operations and capital expenditures and higher average interest rates incurred on our 5.09% Senior Notes, issued during the third quarter 2010, as compared to the second quarter 2010.

Other, Net--Other, net, of $661 increased $282 from the $379 incurred in the second quarter 2010 and consisted of nonoperating income and expense, including foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the second quarter 2011 was $5,772, as compared to $5,881 for the second quarter 2010.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 annual effective tax rate is estimated to be 38.3%. Our annual effective tax rate for 2010 was 42.2%.

Net Income--Net income of $9,159 for the second quarter 2011 was $466 greater than the $8,693 experienced in the second quarter 2010.

Index

First Half--Six Months Ended July 2, 2011 Compared to Six Months Ended July 3, 2010

Our results of operations for the six months ended July 2, 2011 compared to the six months ended July 3, 2010 follows:

	Six Months Ended
	July 2, 2011	July 3, 2010	Change	% Change
Revenues	$305,277	$284,581	$20,696	7.3%

Costs and expenses:
Operating	207,072	189,364	17,708	9.4
Selling	48,671	46,399	2,272	4.9
General and administrative	22,007	20,821	1,186	5.7
Depreciation and amortization	19,424	18,052	1,372	7.6
(Gain) loss on sale of assets, net	(244)	96	(340)	nm
	296,930	274,732	22,198	8.1

Income from operations	8,347	9,849	(1,502)	(15.3)
Other income (expense):
Interest expense	(1,874)	(1,041)	(833)	80.0
Interest income	14	23	(9)	nm
Other, net	(1,324)	(1,117)	(207)	18.5
Income before income taxes	5,163	7,714	(2,551)	(33.1)

Income taxes	2,050	3,116	(1,066)	(34.2)

Net income	$3,113	$4,598	$(1,485)	(32.3)%

nm--not meaningful

Revenues--Revenues of $305,277 increased $20,696 compared with $284,581 in the first half 2010. Utility Services increased $12,700 or 9.0% compared with the first half 2010. New contracts coupled with increases on existing contracts within our U.S. and Canadian operations account for the increase. Residential and Commercial Services increased $1,971 to $126,349 from the first half 2010. Residential and Commercial revenues for the first half 2011 were favorably impacted by improved weather conditions and an increase in demand for services during the second quarter. Total revenue of $305,277 includes production incentive revenue, recognized under the completed-performance method, of $2,388 during the first half 2011 compared with $3,305 during the first half 2010.

Operating Expenses--Operating expenses of $207,072 increased $17,708 compared with the first half 2010 and, as a percentage of revenues, increased 1.3% to 67.8%. Utility Services increased $13,715 or 12.6% compared with the first half 2010, and as a percentage of revenues increased 2.5% to 79.6%. Increased fuel expense, equipment maintenance expense, labor expense and subcontractor expense, associated with the increase in revenues, were partially offset by a reduction in tool expense and material expense. Residential and Commercial Services increased $981 or 1.5% compared with the first half 2010 and, as a percentage of revenues, remained stable at 53.1%. Increased labor expense, equipment maintenance expense, tool expense and fuel expense were partially offset by a reduction in subcontractor expense and material expense.

Fuel costs of $14,646 increased $3,440, or 30.7%, from the $11,206 incurred in the first half 2010 and impacted operating expenses within all segments.

Index

Selling Expenses--Selling expenses of $48,671 increased $2,272 compared with the first half 2010 and as a percentage of revenues decreased .4% to 15.9%. Utility Services increased $578 or 5.2% from the first half 2010. Increases in field management wages and incentive expense, field management travel expense, field management vehicle expense, employee development expense and office rent were partially offset by decreases in office expenses and professional services expense. Residential and Commercial Services experienced an increase of $849 or 2.5% over the first half 2010. Increases in field management vehicle expense, rent expense, utilities expense, communication expense, professional services expense and employee development expense were partially offset by reductions in office expense, sales and marketing expense, field management wages and incentive expense and field management travel expense.

General and Administrative Expenses--General and administrative expenses of $22,007 increased $1,186 from $20,821 in the first half 2010. Increases in salary and incentive expense, professional service expense, travel expense and stock-based compensation expense were partially offset by decreases in pension expense, office supplies expense and postage expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $19,424 increased $1,372 from $18,052 in the first half 2010 and, as a percentage of revenues, increased .1% to 6.4%.  The increase is attributable to an increase in capital expenditures for equipment.

Gain/Loss on the Sale of Assets, Net--Gain on the sale of assets was $244 for the first half 2011 as compared with a loss of $96 in the first half 2010.  The increase is the result of an increase in the number of units disposed during the first half 2011 as compared with the first half 2010.

Interest Expense--Interest expense of $1,874 increased $833 from the $1,041 incurred in the first half 2010. The increase is attributable to higher average debt levels necessary to fund operations and capital expenditures and higher average interest rates incurred on our 5.09% Senior Notes, issued during the third quarter 2010, as compared to the first half 2010.

Other, Net--Other, net, of $1,324 increased $207 from the $1,117 incurred in the first half 2010 and consisted of nonoperating income and expense, including foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first half 2011 was $2,050, as compared to $3,116 for the first half 2010.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 annual effective tax rate is estimated to be 38.3%. Our annual effective tax rate for 2010 was 42.2%.

Net Income--Net income of $3,113 for the first half 2011 was $1,485 less than the $4,598 experienced in the first half 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010, are summarized as follows:

	2011	2010
Cash provided by (used in):
Operating activities	$12,102	$12,700
Investing activities	(26,029)	(20,763)
Financing activites	10,483	8,303
(Decrease)/Increase in cash	$(3,444)	$240

Index

Cash Provided by Operating Activities--Cash provided by operating activities was $12,102 for the first six months of 2011, or $598 less than the $12,700 provided in the first six months of 2010. The decrease in operating cash flow was primarily attributable to $679 more cash used for operating assets and liabilities and an increase in depreciation and amortization of $1,372.

Overall, accounts receivable increased $15,377 during the first six months of 2011, as compared to the increase of $13,724 during the first six months of 2010.  With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2011 increased 1 day to 50 days, as compared to the end of the first six months of 2010.  The DSO at July 3, 2010 was 49 days.

Operating liabilities increased $5,414 in the first six months of 2011, or $4,087 less than the $1,327 increase in the first six months of 2010. Accounts payable and accrued expenses decreased $566 during the first six months of 2011 as compared with a decrease of $2,307 for the first six months of 2010. Decreases in employee compensation, accrued interest, 401KSOP liabilities and professional services were partially offset by increases in compensated-absence and vacation accruals, trade payables, self-insured medical claims and advance payments from customers.  Self-insurance accruals increased $5,980 in the first six months of 2011, which was $2,346 more than the increase of $3,634 experienced in the first six months of 2010. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

Other, net, increased $830, $3,126 more than the $2,283 decrease for the first six months of 2010. The increase is attributable to increases in operating supplies, prepaid expenses and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2011 was $26,029, or $5,266 more than the $20,763 used during the first six months of 2010. The increase was primarily the result of increased capital expenditures for equipment related to our business operations.

Cash Provided by Financing Activities--Cash provided by financing activities of $10,483 increased $2,180 during the first six months of 2011 as compared with the $8,303 of cash provided during the first six months of 2010. During the first six months of 2011, our revolving credit facility provided $21,600 in cash as compared with the $22,700 borrowed during the first six months of 2010. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Treasury share transactions (purchases and sales) used $3,304 less cash than the $6,179 used in the first six months of 2010. Dividends paid of $1,189 decreased $52, as compared with $1,241 paid in the first six months of 2010.

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

As at July 2, 2011, we had unused commitments under the facility approximating $43,529, with $96,471 committed, consisting of borrowings of $51,600 and issued letters of credit of $44,871. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

Index

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at July 2, 2011, to make future payments for the periods indicated.

		Six Months Ending December 31, 2011
			Year Ending December 31,
Description	Total		2012	2013	2014	2015	Thereafter
Revolving credit facility	$51,600	$—	$—	$—	$51,600	$—	$—
Senior unsecured notes	30,000	—	—	—	—	—	30,000
Term loans	2,119	95	875	624	525	—	—
Operating lease obligations	9,267	2,401	2,744	1,885	914	901	422
Self-insurance accruals	60,390	21,190	18,071	11,169	6,031	2,762	1,167
Purchase obligations	2,716	2,716	—	—	—	—	—
Other liabilities	7,602	2,805	303	303	495	646	3,050
	$163,694	$29,207	$21,993	$13,981	$59,565	$4,309	$34,639

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims.  Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of July 2, 2011. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items.  Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of July 2, 2011, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of July 2, 2011, we were contingently liable for letters of credit in the amount of $45,877, of which $44,871 is committed under the revolving credit facility.  Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2011 through 2014.  We intend to renew the surety bonds where appropriate and as necessary.

Index

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit.  We are continually reviewing our existing sources of financing and evaluating alternatives. At July 2, 2011, we had working capital of $44,133, short-term lines of credit approximating $11,098 and $43,529 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for the foreseeable future.

RECENT ACCOUNTING GUIDANCE

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) issuing Accounting Standards Updates (or “ASUs”) to the FASB’s  Accounting Standards Codification™ (the “Codification”). The Codification is the single source of nongovernmental authoritative U.S. GAAP as well as all relevant U.S. Securities and Exchange Commission guidance in separate sections within the Codification. All other accounting guidance not included in the Codification is considered nonauthoritative.  The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the descriptions of the ASUs that follow, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards-Fair Value Measurement--In May 2011, the FASB issued ASU 2011-04, “ Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us). We are currently evaluating the impact of pending adoption of ASU 2011-04.

Accounting Standards Update 2011-05, Presentation of Comprehensive Income--In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either (a) in a single continuous statement of comprehensive income or (b) in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us).  The guidance requires changes in presentation only and will have no affect on our financial position, results of operations or cash flows.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements.  Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

•	Our business, other than tree services to utility customers, is highly seasonal and weather dependent.

•
The effects of the recent economic downturn and the continuing financial and credit uncertainties may reduce our customers’ spending, adversely impact pricing for our services, and impede our collection of accounts receivable.

•	Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

•
The seasonal nature of our business and changes in general and local economic conditions, among other factors, may cause our quarterly results to fluctuate, and our prior performance is not necessarily indicative of future results.

•	The uncertainties in the credit and financial markets may limit our access to capital.

•	Significant increases in fuel prices for extended periods of time will increase our operating expenses.

•
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

Index

•	Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

•	We are subject to intense competition.

•	Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.

•	The impact of regulations initiated as a response to possible changing climate conditions could have a negative effect on our results of operations or our financial condition.

•	We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.

•	We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.

•	We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.

•
Our facilities could be damaged or our operations could be disrupted, or our customers or vendors may be adversely affected, by events such as natural disasters, pandemics, terrorist attacks or other external events.

•	We may become subject to claims and litigation that may have an adverse effect on us.

•	We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

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

During the six months ended July 2, 2011, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of July 2, 2011 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended July 2, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management has assessed all such matters, including those described below, based on current information and made a judgment concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success.  Management's judgment is made subject to the known uncertainty of litigation and management's judgment as to estimates made may prove materially different from actual results.

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

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey.  The earliest of the lawsuits naming Davey was filed on April 18, 2008.  The court ordered that the lawsuits be organized into the four groups based on the type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification.  Plaintiffs' motions seeking class certification have since been denied.  SDG&E has filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract.  SDG&E has reportedly settled many of the third-party claims and is now actively asserting damage claims against Davey.

Davey has notified its insurers of the Rice Canyon fire claims, is vigorously defending the third-party claims, and continues to work with the insurers both to defend the claims and to ensure coverage of any potential liabilities.

At this time, Davey believes that insurance coverage and recorded accruals are sufficient to provide for losses related to these potential liabilities.

Index

However, due to the nature and extent of these claims, an adverse result in these proceedings leading to a loss in excess of Davey's available insurance coverage could have a material and adverse effect on Davey's business, financial condition, results of operations and cash flows. Adverse results, even if within the limits of Davey's available insurance coverage, could materially and adversely (a) affect Davey's ability to obtain comparable insurance in the future, or, (b) if such insurance were obtainable, affect the policy limits, premiums, self-insured retentions and other terms and conditions thereof.

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

The plaintiffs allege that they and the putative “meal periods” class have not been provided with uninterrupted, duty-free 30-minute meal periods.  In addition, plaintiffs allege that because they were supposedly made to work during their meal breaks, Davey Tree Surgery Company violated California's minimum wage law because they and the putative members were not paid minimum wage for their alleged work during meal breaks.  Plaintiffs also contend Davey Tree Surgery Company violated California law by not including the time they and the putative “wage statement” class members worked during their meal periods, their hourly rates of pay and number of hours worked at each hourly rate on their paycheck stubs.

The Court granted plaintiffs' motion for class certification and certified both the “meal periods” class and the “wage statements” class; some individuals are members of both classes, while others are members of only one class.  A trial is scheduled for January 30, 2012.

At this time, it is not reasonably possible to evaluate the likelihood of a favorable or unfavorable outcome to this matter or to estimate the amount or range of potential loss, if any.  However, any potential losses from claims of this nature would not be insured, and therefore an adverse result could have a negative effect on Davey's business, financial condition, results of operations and cash flows which could be material.  We intend to vigorously defend ourselves against this lawsuit, and we believe that our defenses against these claims are meritorious.

There have been no material changes in the quarterly period ended July 2, 2011 to the legal proceedings as described above and as previously reported in Part II, Item, "Legal Proceedings" in Davey Tree's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-Looking Statements” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.  There have been no material changes from the risk factors described previously in our annual report on Form 10-K for the year ended December 31, 2010.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2011
January 1 to January 29	—	—	n/a	n/a
January 30 to February 26	963	$16.60	n/a	n/a
February 27 to April 2	64,644	18.40	n/a	n/a

Total First Quarter	65,607	18.37

April 3 to April 30	143,100	18.40	n/a	n/a
May 1 to May 28	135,305	18.40	n/a	n/a
May 29 to July 2	81,629	18.40	n/a	n/a

Total Second Quarter	360,034	18.40

Total Year to Date	425,641	18.40

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ David E. Adante
Date:	August 2, 2011		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 2, 2011	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the condensed consolidated statements of operations; (ii) the condensed consolidated balance sheets; (iii) the condensed consolidated statements of cash flows; and, (iv) related notes.
Furnished Herewith