Form 10-Q
period 2011-10-01
DAVEY TREE EXPERT CO
filed 2011-11-02
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
OR

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

There were 13,824,921 Common Shares, $1.00 par value, outstanding as of October 28, 2011.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 1, 2011

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	October 1, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$6,637	$12,017
Accounts receivable, net	104,123	80,432
Operating supplies	5,639	4,961
Other current assets	20,563	18,465
Total current assets	136,962	115,875

Property and equipment	436,415	416,071
Less accumulated depreciation	304,444	286,444
	131,971	129,627

Other assets	18,706	14,950
Identified intangible assets and goodwill, net	27,544	27,855
	$315,183	$288,307
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$28,659	$27,759
Accrued expenses	31,105	30,873
Other current liabilities	40,387	31,410
Total current liabilities	100,151	90,042

Long-term debt	75,027	61,591
Self-insurance accruals	29,695	30,658
Other noncurrent liabilities	7,848	7,647
	212,721	189,938
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued	21,457	21,457
Additional paid-in capital	1,544	—
Retained earnings	185,206	176,800
Accumulated other comprehensive loss	(3,285)	(3,072)
	204,922	195,185
Less: Cost of Common shares held in treasury; 7,525 shares at October 1, 2011 and 7,345 shares at December 31, 2010	102,460	96,816

	102,462	98,369
	$315,183	$288,307
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues	$178,799	$156,493	$484,076	$441,074

Costs and expenses:
Operating	116,157	100,861	323,229	290,225
Selling	28,103	26,147	76,774	72,546
General and administrative	11,315	10,101	33,322	30,922
Depreciation and amortization	10,037	9,411	29,461	27,463
Gain on sale of assets, net	(155)	(107)	(399)	(11)
	165,457	146,413	462,387	421,145

Income from operations	13,342	10,080	21,689	19,929

Other income (expense):
Interest expense	(1,041)	(827)	(2,915)	(1,868)
Interest income	14	15	28	38
Other, net	(1,043)	(957)	(2,367)	(2,074)

Income before income taxes	11,272	8,311	16,435	16,025

Income taxes	4,310	3,470	6,360	6,586

Net income	$6,962	$4,841	$10,075	$9,439

Net income per share:
Basic	$.50	$.33	$.72	$.65
Diluted	$.48	$.32	$.69	$.62

Weighted-average shares outstanding:
Basic	13,993	14,504	14,059	14,614
Diluted	14,582	14,993	14,602	15,131

Dividends declared per share	$.043	$.043	$.128	$.128

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Operating activities
Net income	$10,075	$9,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,461	27,463
Other	(129)	1,330
Changes in operating assets and liabilities:
Accounts receivable	(23,675)	(14,531)
Operating liabilities	7,910	4,238
Other	(4,972)	(3,728)
	8,595	14,772
Net cash provided by operating activities	18,670	24,211

Investing activities
Capital expenditures:
Equipment	(30,898)	(23,124)
Land and buildings	(251)	(440)
Purchases of businesses	(962)	(5,836)
Other	940	708
Net cash used in investing activities	(31,171)	(28,692)

Financing activities
Revolving credit facility proceeds, net	13,900	(12,550)
Purchase of common shares for treasury	(9,688)	(13,228)
Sale of common shares from treasury	5,267	5,394
Issuance of senior unsecured notes	—	30,000
Dividends	(1,779)	(1,854)
Other	(579)	(1,678)
Net cash provided by financing activities	7,121	6,084

(Decrease)/Increase in cash and cash equivalents	(5,380)	1,603

Cash and cash equivalents, beginning of period	12,017	2,395
Cash and cash equivalents, end of period	$6,637	$3,998

Supplemental cash flow information follows:
Interest paid	$3,348	$1,710
Income taxes paid	2,762	5,742

Purchases of businesses:
Assets acquired:
Receivables	$16	$—
Equipment	321	1,886
Deposits and other	—	16
Intangibles	1,190	4,739
Prepaids	—	112
Liabilities assumed	(65)	(917)
Debt issued for purchases of businesses	(500)	—
Cash paid	$962	$5,836

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
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
October 1, 2011
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

Accounting Standards Update 2011-05, Presentation of Comprehensive Income--In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either (a) in a single continuous statement of comprehensive income or (b) in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us).  The guidance requires changes in presentation only and will have no effect on our financial position, results of operations or cash flows.

Accounting Standards Update 2011-09, Disclosure about an Employer's Participation in a Multiemployer Plan--In September 2011, the FASB issued ASU 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80).”  ASU 2011-09 requires all nongovernmental entities that participate in multiemployer plans to provide additional qualitative and quantitative disclosures about financial obligations, risks and commitments, as well as the level of participation in multiemployer plans. The amendments in this ASU require employers to provide detailed information about significant multiemployer plans, including contributions made to the plans, financial health and funded status of the plans, and expiration of collective-bargaining agreements that require contributions to the plans. For nonpublic entities, such as Davey Tree, the amendments will be applied retrospectively for annual periods ending after December 15, 2012, with early adoption permitted. We are currently evaluating the impact of this ASU.

B.	Seasonality of Business

Due to the seasonality of our business, our operating results for the nine months ended October 1, 2011 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2011. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information

The following comprises accounts receivable, net, and other amounts included in the balance sheet:

Accounts receivable, net	October 1, 2011	December 31, 2010
Accounts receivable	$91,395	$74,985
Receivables under contractual arrangements	15,194	7,557
	106,589	82,542

Less allowances for doubtful accounts	2,466	2,110

Accounts receivable, net	$104,123	$80,432

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Other current assets	October 1, 2011	December 31, 2010
Refundable income taxes	$1,745	$4,689
Deferred income taxes	6,454	6,813
Prepaid expenses	11,478	5,349
Other	886	1,614
Total	$20,563	$18,465

Other assets, noncurrent	October 1, 2011	December 31, 2010
Assets invested for self-insurance	$15,417	$11,475
Other	3,289	3,475
Total	$18,706	$14,950

Accrued expenses	October 1, 2011	December 31, 2010
Employee compensation	$14,109	$13,599
Accrued compensated absences	7,297	6,552
Self-insured medical claims	3,655	2,918
Customer advances, deposits	—	1,068
Taxes, other than income	1,952	2,380
Other	4,092	4,356
Total	$31,105	$30,873

Other current liabilities	October 1, 2011	December 31, 2010
Notes payable	$—	$1,988
Current portion of long-term debt	8,043	5,670
Self-insurance accruals	32,344	23,752
Total	$40,387	$31,410

D.	Business Combinations and Identified Intangible Assets and Goodwill, Net

During the first nine months of 2011, we acquired four businesses for $962 cash and the assumption of certain liabilities. The cash paid of $962 was preliminarily allocated, including the liabilities assumed, to the fair value of the primary assets acquired: fixed assets, intangibles and goodwill. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months. During the nine months ended October 2, 2010, we acquired one business for an aggregate purchase price of $6,753.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
(Amounts in thousands, except share data)

D.	Business Combinations and Identified Intangible Assets and Goodwill, Net (continued)

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	October 1, 2011		December 31, 2010
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$12,219	$9,016	$11,852	$8,453
Employment-related	5,234	4,331	5,066	3,914
Tradenames	4,309	2,607	4,226	2,197

Amortized intangible assets	$21,762	$15,954	$21,144	$14,564

Less accumulated amortization	15,954		14,564

Identified intangibles, net	5,808		6,580

Unamortized intangible assets:
Goodwill not amortized	21,736		21,275
	$27,544		$27,855

E.	Long-Term Debt

Our long-term debt consisted of the following:

	October 1, 2011	December 31, 2010
Revolving credit facility
Prime rate borrowings	$6,900	$—
LIBOR borrowings	37,000	30,000
	43,900	30,000
Senior unsecured notes	30,000	30,000
Term loans	9,170	7,261
	83,070	67,261
Less current portion	8,043	5,670
	$75,027	$61,591

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
(Amounts in thousands, except share data)

E.	Long-Term Debt (continued)

As at October 1, 2011, we had unused commitments under the facility approximating $46,724, with $93,276 committed, consisting of borrowings of $43,900 and issued letters of credit of $49,376. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Compensation expense, all share-based payment plans	$282	$298	$986	$909

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $302 being recognized for the nine months ended October 1, 2011 and $286 for the nine months ended October 2, 2010.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At October 1, 2011, there were 648,568 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $229 for the nine months ended October 1, 2011 and $263 for the nine months ended October 2, 2010.

Stock-Settled Stock Appreciation Rights--During the nine months ended October 1, 2011, the Compensation Committee of the Board of Directors awarded 98,800 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of October 1, 2011.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2011	148,159	$3.34
Granted	98,800	3.60
Forfeited	—	—
Vested	(36,771)	3.31
Unvested, October 1, 2011	210,188	$3.47	3.5 years	$605	$3,783

Employee SSARs	182,680	$3.60	3.4 years	$539	$3,288
Nonemployee Director SSARs	27,508	$2.60	4.5 years	$66	$495

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $142 for the nine months ended October 1, 2011 and $78 for the nine months ended October 2, 2010.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During the nine months ended October 1, 2011, the Compensation Committee of the Board of Directors awarded 27,405 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of October 1, 2011.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2011	126,036	$14.02
Granted	27,405	17.09
Forfeited	—	—
Vested	(26,093)	11.73

Unvested, October 1, 2011	127,348	$15.15	2.6 years	$995	$2,292

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $313 for the nine months ended October 1, 2011 and $282 for the nine months ended October 2, 2010.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	October 1, 2011	October 2, 2010
Volatility rate	11.9%	12.2%
Risk-free interest rate	2.9%	3.4%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	8.9	8.8

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended October 1, 2011.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,256,106	$10.27
Granted	—	—
Exercised	(79,863)	8.12
Forfeited	—	—
Outstanding, October 1, 2011	1,176,243	$10.41	4.3 years	$12,245	$8,928

Exercisable, October 1, 2011	958,243	$9.08	3.3 years		$8,548

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at October 1, 2011 is summarized below:

Stock Options Exercise Price		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:	$ 6.75	527,675	2.2 years	$6.75	527,675	$6.75
	11.25	359,500	4.7 years	11.25	359,500	11.25
	16.00	134,400	8.1 years	16.00	26,400	16.00
	16.60	110,000	9.1 years	16.60	—	16.60
		1,131,575	4.4 years	$10.24	913,575	$8.79

Director options:	$10.00 to $16.40	44,668	2.4 years	14.95	44,668	14.95
		1,176,243	4.3 years	$10.41	958,243	$9.08

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans

The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
(Amounts in thousands, except share data)

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans (continued)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Components of pension cost
Service costs--increase in benefit obligation earned	$33	$33	$100	$98
Interest cost on projected benefit obligation	418	406	1,253	1,219
Expected return on plan assets	(476)	(442)	(1,430)	(1,325)
Amortization of net actuarial loss	134	154	401	461
Amortization of prior service cost	3	3	10	10
Amortization of transition asset	(17)	(18)	(51)	(52)
Net pension cost of defined-benefit pension plans	$95	$136	$283	$411

Employer Contributions--Contributions of $772 were made to our defined-benefit pension plans during the nine months ended October 1, 2011. We expect, as of October 1, 2011, to make additional defined-benefit plan contributions totaling $32 before December 31, 2011.

H.	Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2011 annual effective tax rate is estimated to approximate 39%.  Our annual effective tax rate for 2010 was 42.2%.

At December 31, 2010 we had unrecognized tax benefits of $1,524, of which $853 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $68. At October 1, 2011, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments.  With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008.

As of October 1, 2011, if certain pending tax matters settle, we believe it is reasonably possible that additional payments will be made during the next twelve months within a range of $200 to $300. However, we do not anticipate an increase or decrease in our total uncertain tax positions during the next twelve months that would be material to our financial condition or the results of operations.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
(Amounts in thousands, except share data)

I.	Comprehensive Income (Loss)

Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate swaps qualifying as cash flow hedges, and defined-benefit pension plan adjustments. The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Comprehensive Income
Net income	$6,962	$4,841	$10,075	$9,439
Other comprehensive income (loss)
Currency translation adjustments	(1,558)	862	(859)	659
Interest rate swaps, change in fair value	244	84	685	81
Defined benefit pension plans -- amortization of net actuarial loss, prior service cost and transition asset	120	139	360	419
Other comprehensive income (loss), before income taxes	(1,194)	1,085	186	1,159
Income tax expense, related to items of other comprehensive income	(139)	(84)	(399)	(189)
Other comprehensive income (loss)	(1,333)	1,001	(213)	970

Comprehensive income	$5,629	$5,842	$9,862	$10,409

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Currency Translation Adjustments	Interest Rate Swaps	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$3,459	$(645)	$(5,886)	$(3,072)
Unrealized gains	(859)	—	—	(859)
Unrealized gains in fair value	—	685	—	685
Unrecognized amounts from defined benefit pension plans	—	—	360	360
Tax effect	—	(261)	(138)	(399)
Net of tax amount	(859)	424	222	(213)

Balance at October 1, 2011	$2,600	$(221)	$(5,664)	$(3,285)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
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

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Income available to common shareholders:
Net income	$6,962	$4,841	$10,075	$9,439

Weighted-average shares:
Basic:
Outstanding	13,993	14,504	14,059	14,614
Basic weighted-average shares	13,993	14,504	14,059	14,614

Diluted:
Basic from above	13,993	14,504	14,059	14,614
Incremental shares from assumed:
Exercise of stock options	589	488	543	517
Diluted weighted-average shares	14,582	14,992	14,602	15,131

Net income per share:
Basic	$.50	$.33	$.72	$.65
Diluted	$.48	$.32	$.69	$.62

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended October 1, 2011 follows:

Shares outstanding at January 1, 2011	14,112,256
Shares purchased	(527,954)
Shares sold	250,808
Options exercised	96,474
(180,672)
Shares outstanding at October 1, 2011	13,931,584

On October 1, 2011, we had 13,931,584 common shares outstanding, and employee and director options exercisable to purchase 958,243 common shares.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
(Amounts in thousands, except share data)

K.    Operations by Business Segment (continued)

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended October 1, 2011
Revenues	$86,038	$76,522	$16,239	$—		$178,799
Income (loss) from operations	3,336	9,400	2,117	(1,511)	(a)	13,342
Interest expense				(1,041)		(1,041)
Interest income				14		14
Other income (expense), net				(1,043)		(1,043)
Income before income taxes						$11,272
Segment assets, total	$128,214	$107,285	$17,744	$61,940	(b)	$315,183

Three Months Ended October 2, 2010
Revenues	$75,769	$71,399	$9,325	$—		$156,493
Income (loss) from operations	2,817	7,328	219	(284)	(a)	10,080
Interest expense				(827)		(827)
Interest income				15		15
Other income (expense), net				(957)		(957)
Income before income taxes						$8,311
Segment assets, total	$111,651	$105,183	$12,091	$58,030	(b)	$286,955

Nine Months Ended October 1, 2011
Revenues	$239,842	$202,871	$41,363			$484,076
Income (loss) from operations	4,672	17,370	2,213	(2,566)	(a)	21,689
Interest expense				(2,915)		(2,915)
Interest income				28		28
Other income (expense), net				(2,367)		(2,367)
Income before income taxes						$16,435
Segment assets, total	$128,214	$107,285	$17,744	$61,940	(b)	$315,183

Nine Months Ended October 2, 2010
Revenues	$216,873	$195,777	$28,424	$—		$441,074
Income (loss) from operations	6,822	15,969	(1,793)	(1,069)	(a)	19,929
Interest expense				(1,868)		(1,868)
Interest income				38		38
Other income (expense), net				(2,074)		(2,074)
Income before income taxes						$16,025
Segment assets, total	$111,651	$105,183	$12,091	$58,030	(b)	$286,955

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
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

Our assets and liabilities measured at fair value on a recurring basis at October 1, 2011, were as follows:

		Fair Value Measurements at October 1, 2011 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at October 1, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,417	$15,417	$—	$—

Liabilities:
Interest rate swaps, classified as accrued expenses	$354	$—	$354	$—
Fuel derivatives, classified as accrued expenses	251	—	251	—
Fuel derivatives, classified as other noncurrent liabilities	536		536
Deferred compensation	679	—	679	—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the third quarter ended October 1, 2011.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
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

	October 1, 2011		December 31, 2010
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$43,900	$43,900	$30,000	$30,000
Senior unsecured notes	30,000	29,099	30,000	30,007
Term loans, noncurrent	1,127	1,126	1,591	1,593
Total	$75,027	$74,125	$61,591	$61,600

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
October 1, 2011
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

Interest Rate Risk--We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable. We have entered into interest rate swap contracts--derivative financial instruments--with the objective of altering interest rate exposures related to a portion of variable debt.

Interest Rate Swaps--We hold interest rate swaps—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. These interest rate swaps have reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and have been designated as cash-flow hedges for a portion of that debt. As all of the critical terms of our interest rate swap contracts match the debt to which they pertain, there was no ineffectiveness related to these interest rate swaps in 2011 or 2010 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). The estimated fair values of our interest rate swaps are calculated based on market rates to settle the instruments--classified as Level 2 of the valuation hierarchy--and represent the estimated amounts we would pay upon transfer, taking into consideration current market rates and creditworthiness.

Fuel Derivatives--Beginning in the second quarter 2011, we entered into fuel derivatives as “economic hedges” related to fuel consumed by Davey Tree service vehicles. The objectives of the economic hedges are to fix the price of a portion of our fuel needs and mitigate the earnings and cash flow volatility attributable to the risk of changing prices.

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
October 1, 2011
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)

The following tables sets forth quantitative information related to our derivatives instruments and where these amounts are recorded in our consolidated financial statements.

	As of
	October 1, 2011	December 31, 2010
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Liability fair value of interest rate swaps, classified as accrued expenses	$354	$1,040

Notional amount of long-term debt hedged	$30,000	$30,000

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Liability fair value of fuel derivatives, classified as accrued expenses	$251	$—

Liability fair value of fuel derivatives, classified as other noncurrent liabilities	$536	$—

Longest remaining term, in months	27	—

Notional hedged volume, in thousands of gallons	2,800	—

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$244	$84	$685	$81

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as an increase in costs and expenses, operating	$809	$—	$787	$—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2011
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

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey. The earliest of the lawsuits naming Davey was filed on April 18, 2008. The court ordered that the lawsuits be organized into four groups based on type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification. Plaintiffs’ motions seeking class certification have since been denied. SDG&E has filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract. SDG&E has reportedly settled many of the third-party claims and is now actively asserting damage claims against Davey.

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

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	Percentage Change	October 1, 2011	October 2, 2010	Percentage Change
Revenues	100.0%	100.0%	14.3%	100.0%	100.0%	9.7%

Costs and expenses:
Operating	65.0	64.5	15.2	66.7	65.9	11.4
Selling	15.7	16.7	7.5	15.9	16.4	5.8
General and administrative	6.3	6.5	12.0	6.9	7.0	7.8
Depreciation and amortization	5.6	6.0	6.7	6.1	6.2	7.3
(Gain)/loss on sale of assets, net	(.1)	(.1)	nm	(.1)	—	nm

Income from operations	7.5	6.4	32.4	4.5	4.5	8.8

Other income (expense):
Interest expense	(.6)	(.5)	25.9	(.6)	(.4)	56.0
Interest income	—	—	nm	—	—	nm
Other, net	(.6)	(.6)	9.0	(.5)	(.5)	14.1

Income before income taxes	6.3	5.3	35.6	3.4	3.6	2.6

Income taxes	2.4	2.2	24.2	1.3	1.5	(3.4)

Net income	3.9%	3.1%	43.8%	2.1%	2.1%	6.7%

nm--not meaningful

Index

Third Quarter—Three Months Ended October 1, 2011 Compared to Three Months Ended October 2, 2010

Our results of operations for the three months ended October 1, 2011 compared to the three months ended October 2, 2010 follows:

	Three Months Ended
	October 1, 2011	October 2, 2010	Change	% Change
Revenues	$178,799	$156,493	$22,306	14.3%

Costs and expenses:
Operating	116,157	100,861	15,296	15.2
Selling	28,103	26,147	1,956	7.5
General and administrative	11,315	10,101	1,214	12.0
Depreciation and amortization	10,037	9,411	626	6.7
(Gain)/loss on sale of assets, net	(155)	(107)	(48)	nm
	165,457	146,413	19,044	13.0

Income from operations	13,342	10,080	3,262	32.4
Other income (expense):
Interest expense	(1,041)	(827)	(214)	25.9
Interest income	14	15	(1)	nm
Other, net	(1,043)	(957)	(86)	9.0
Income before income taxes	11,272	8,311	2,961	35.6

Income taxes	4,310	3,470	840	24.2

Net income	$6,962	$4,841	$2,121	43.8%

nm--not meaningful

Revenues--Revenues of $178,799 increased $22,306 compared with $156,493 in the third quarter 2010. Utility Services increased $10,269 or 13.6% compared with the third quarter 2010. New contracts and increases on existing contracts within our U.S. and Canadian operations as well as storm-damage work arising from damage caused by Hurricane Irene along the east coast of the United States, account for the increase. Residential and Commercial Services increased $5,123 to $76,522 from the third quarter 2010. Residential and Commercial revenues for the third quarter 2011 were also favorably impacted by storm-damage work caused by Hurricane Irene, improved weather conditions and an increase in demand for services. Total revenue of $178,799 includes production incentive revenue, recognized under the completed-performance method, of $975 during the third quarter 2011 compared with $922 during the third quarter 2010.

Operating Expenses--Operating expenses of $116,157 increased $15,296 compared with the third quarter 2010 and, as a percentage of revenues, increased .5% to 65.0%. Utility Services increased $9,140 or 15.7% compared with the third quarter 2010, and as a percentage of revenues increased 1.4% to 78.1%. Increased labor expense, fuel expense, equipment maintenance expense, materials expense and subcontractor expense, associated with the increase in revenues, account for the increase. Residential and Commercial Services increased $2,452 or 6.7% compared with the third quarter 2010 but, as a percentage of revenues, decreased .1% to 50.8%. Increased labor expense, fuel expense, equipment maintenance expense and materials and tools expense were partially offset by a reduction in subcontractor expense.

Index

Fuel costs of $8,666 increased $2,306, or 36.3%, from the $6,360 incurred in the third quarter 2010 and impacted operating expenses within all segments. The $2,306 increase included price increases approximating $2,087 and usage increases approximating $219. Operating costs and expenses includes $809 of cost associated with fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $28,103 increased $1,956 compared with the third quarter 2010 but as a percentage of revenues decreased 1.0% to 15.7%. Utility Services increased $265 or 4.4% over the third quarter 2010 and as a percentage of revenues decreased .7% to 7.3%. Increases in field management wages and incentive expense, field management travel expense, field management vehicle expense and office expense were partially offset by a decrease in office support wages and professional services expense. Residential and Commercial Services experienced a decrease of $319 or 1.6% over the third quarter 2010. Decreases in office rent, sales and marketing expense and communication expense were partially offset by increases in field management wages and incentive expense, professional services expense and field management vehicle expense.

General and Administrative Expenses--General and administrative expenses of $11,315 increased $1,214 from $10,101 in the third quarter 2010. Increases in salary and incentive expense, professional service expense and computer expense were partially offset by decreases in pension expense, stock-based compensation expense, personnel development expense and postage expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $10,037 increased $626 from $9,411 in the third quarter of 2010.  The increase is attributable to an increase in capital expenditures for equipment.

Gain/Loss on the Sale of Assets, Net--Gain on the sale of assets was $155 for the third quarter 2011 as compared with $107 in the third quarter 2010.  The increase is the result of greater gains on fewer units of equipment disposed of in the third quarter 2011 as compared with the third quarter 2010.

Interest Expense--Interest expense of $1,041 increased $214 from the $827 incurred in the third quarter 2010. The increase is attributable to higher average debt levels necessary to fund operations and capital expenditures and higher average interest rates incurred on our 5.09% Senior Notes, issued during the third quarter 2010, as compared to the third quarter 2010.

Other, Net--Other, net, of $1,043 increased $86 from the $957 incurred in the third quarter 2010 and consisted of nonoperating income and expense, including foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the third quarter 2011 was $4,310, as compared to $3,470 for the third quarter 2010. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2010 was 42.2%.

Net Income--Net income of $6,962 for the third quarter 2011 was $2,121 greater than the $4,841 experienced in the third quarter 2010.

Index

Nine Months Ended October 1, 2011 Compared to Nine Months Ended October 2, 2010

Our results of operations for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010 follows:

	Nine Months Ended
	October 1, 2011	October 2, 2010	Change	% Change
Revenues	$484,076	$441,074	$43,002	9.7%

Costs and expenses:
Operating	323,229	290,225	33,004	11.4
Selling	76,774	72,546	4,228	5.8
General and administrative	33,322	30,922	2,400	7.8
Depreciation and amortization	29,461	27,463	1,998	7.3
(Gain)/loss on sale of assets, net	(399)	(11)	(388)	nm
	462,387	421,145	41,242	9.8

Income from operations	21,689	19,929	1,760	8.8
Other income (expense):
Interest expense	(2,915)	(1,868)	(1,047)	56.0
Interest income	28	38	(10)	nm
Other, net	(2,367)	(2,074)	(293)	14.1
Income before income taxes	16,435	16,025	410	2.6

Income taxes	6,360	6,586	(226)	(3.4)

Net income	$10,075	$9,439	$636	6.7%

nm--not meaningful

Revenues--Revenues of $484,076 increased $43,002 compared with $441,074 in the first nine months of 2010. Utility Services increased $22,969 or 10.6% compared with the first nine months of 2010. New contracts coupled with increases on existing contracts within our U.S. and Canadian operations as well as storm-damage work arising from damage caused by Hurricane Irene along the east coast of the United States during the third quarter, account for the increase. Residential and Commercial Services increased $7,094 to $202,871 from the first nine months of 2010. Residential and Commercial revenues for the first nine months of 2011 were favorably impacted by improved weather conditions, an increase in demand for services during the second and third quarters and storm-damage work caused by Hurricane Irene. Total revenue of $484,076 includes production incentive revenue, recognized under the completed-performance method, of $3,363 during the first nine months of 2011 compared with $4,227 during the first nine months of 2010.

Operating Expenses--Operating expenses of $323,229 increased $33,004 compared with the first nine months of 2010 and, as a percentage of revenues, increased 0.8% to 66.7%. Utility Services increased $22,855 or 13.7% compared with the first nine months of 2010, and as a percentage of revenues increased 2.1% to 79.1%. Increased labor expense, fuel expense, equipment maintenance expense and subcontractor expense, associated with the increase in revenues, was partially offset by a reduction in material expense. Residential and Commercial Services increased $3,433 or 3.3% compared with the first nine months of 2010 and, as a percentage of revenues, remained stable at 52.2%. Increased labor expense, equipment maintenance expense and fuel expense were partially offset by a reduction in subcontractor expense and material expense.

Index

Fuel costs of $23,312 increased $5,746, or 32.7%, from the $17,566 incurred in the first nine months of 2010 and impacted operating expenses within all segments. The $5,746 increase included price increases approximating $5,474 and usage increases approximating $272. Operating costs and expenses includes $787 of cost associated with fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $76,774 increased $4,228 compared with the first nine months of 2010 and as a percentage of revenues decreased .5% to 15.9%. Utility Services increased $843 or 4.9% from the first nine months of 2010. Increases in field management wages and incentive expense, field management travel expense, field management vehicle expense, employee development expense, rent expense and communication expense were partially offset by decreases in office expenses and professional services expense. Residential and Commercial Services experienced an increase of $1,168 or 2.2% over the first nine months of 2010. Increases in field management vehicle expense, rent expense, utilities expense, field management wages and incentive expense and communication expense were partially offset by reductions in sales and marketing expense and field management travel expense.

General and Administrative Expenses--General and administrative expenses of $33,322 increased $2,400 from $30,922 in the first nine months of 2010. Increases in salary and incentive expense, professional service expense, travel expense and stock-based compensation expense were partially offset by decreases in pension expense, personnel development expense, office supplies expense and postage expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $29,461 increased $1,998 from $27,463 in the first nine months of 2010 but, as a percentage of revenues, decreased .1% to 6.1%. The increase is attributable to an increase in capital expenditures for equipment.

Gain/Loss on the Sale of Assets, Net--Gain on the sale of assets was $399 for the first nine months of 2011 as compared with $11 in the first nine months of 2010. The increase is the result of an increase in the number of units of equipment disposed during the first nine months of 2011 as compared with the first nine months of 2010.

Interest Expense--Interest expense of $2,915 increased $1,047 from the $1,868 incurred in the first nine months of 2010. The increase is attributable to higher average debt levels necessary to fund operations and capital expenditures and higher average interest rates incurred on our 5.09% Senior Notes, issued during the third quarter 2010, as compared to the first nine months of 2010.

Other, Net--Other, net, of $2,367 increased $293 from the $2,074 incurred in the first nine months of 2010 and consisted of nonoperating income and expense, including foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first nine months of 2011 was $6,360, as compared to $6,586 for the first nine months of 2010. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2010 was 42.2%.

Net Income--Net income of $10,075 for the first nine months of 2011 was $636 more than the $9,439 experienced in the first nine months of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010, are summarized as follows:

	2011	2010
Cash provided by (used in):
Operating activities	$18,670	$24,211
Investing activities	(31,171)	(28,692)
Financing activites	7,121	6,058
(Decrease)/Increase in cash	$(5,380)	$1,577

Cash Provided by Operating Activities--Cash provided by operating activities was $18,670 for the first nine months of 2011, or $5,541 less than the $24,211 provided in the first nine months of 2010. The decrease in operating cash flow was primarily attributable to $6,716 more cash used for operating assets and liabilities and an increase in depreciation and amortization of $1,998.

Overall, accounts receivable increased $23,675 during the first nine months of 2011, as compared to the increase of $14,531 during the first nine months of 2010. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2011 increased 3 days to 53 days, as compared to the end of the first nine months of 2010. The DSO at October 2, 2010 was 50 days.

Operating liabilities increased $7,910 in the first nine months of 2011, or $3,672 more than the $4,238 increase in the first nine months of 2010. Accounts payable and accrued expenses increased $281 during the first nine months of 2011 as compared with a decrease of $740 for the first nine months of 2010. Increases in employee compensation, professional services, advance payments from customers, compensated-absence accruals and self-insured medical claims were partially offset by decreases in vacation accruals, employee savings accruals and 401KSOP liabilities. Self-insurance accruals increased $7,629 in the first nine months of 2011, which was $2,651 more than the increase of $4,978 experienced in the first nine months of 2010. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

Other, net, increased $4,972, $1,244 more than the $3,728 increase for the first nine months of 2010. The increase is attributable to increases in prepaid expenses, operating supplies and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2011 was $31,171, or $2,479 more than the $28,692 used during the first nine months of 2010. The increase was primarily the result of increased capital expenditures for equipment related to our business operations.

Cash Provided by Financing Activities--Cash provided by financing activities of $7,121 increased $1,063 during the first nine months of 2011 as compared with the $6,058 of cash provided during the first nine months of 2010. During the first nine months of 2011, our revolving credit facility provided $13,900 in cash as compared with the $12,550 borrowed during the first nine months of 2010. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Treasury share transactions (purchases and sales) used $3,439 less cash than the $7,860 used in the first nine months of 2010. Dividends paid of $1,779 decreased $75, as compared with $1,854 paid in the first nine months of 2010.

Index

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

As at October 1, 2011, we had unused commitments under the facility approximating $46,724, with $93,276 committed, consisting of borrowings of  $43,900 and issued letters of credit of $49,376. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at October 1, 2011, to make future payments for the periods indicated.

		Three Months Ending December 31, 2011
			Year Ending December 31,
Description	Total		2012	2013	2014	2015	Thereafter
Revolving credit facility	$43,900	$—	$—	$—	$43,900	$—	$—
Senior unsecured notes	30,000	—	—	—	—	—	30,000
Term loans	9,170	2,201	5,835	617	517	—	—
Operating lease obligations	7,992	1,126	2,744	1,885	914	657	666
Self-insurance accruals	62,039	14,708	21,509	12,455	6,513	3,096	3,758
Purchase obligations	6,245	6,245	—	—	—	—	—
Other liabilities	7,848	2,945	458	702	500	650	2,593
	$167,194	$27,225	$30,546	$15,659	$52,344	$4,403	$37,017

Index

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of October 1, 2011. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of October 1, 2011, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of October 1, 2011, we were contingently liable for letters of credit in the amount of $50,383, of which $49,376 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2011 through 2014. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At October 1, 2011, we had working capital of $36,811, short-term lines of credit approximating $11,315 and $46,724 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions.

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

Index

Accounting Standards Update 2011-05, Presentation of Comprehensive Income--In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either (a) in a single continuous statement of comprehensive income or (b) in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us). The guidance requires changes in presentation only and will have no effect on our financial position, results of operations or cash flows.

Accounting Standards Update 2011-09, Disclosure about an Employer's Participation in a Multiemployer Plan--In September 2011, the FASB issued ASU 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80).” ASU 2011-09 requires all nongovernmental entities that participate in multiemployer plans to provide additional qualitative and quantitative disclosures about financial obligations, risks and commitments, as well as the level of participation in multiemployer plans. The amendments in this ASU require employers to provide detailed information about significant multiemployer plans, including contributions made to the plans, financial health and funded status of the plans, and expiration of collective-bargaining agreements that require contributions to the plans. For nonpublic entities, such as Davey Tree, the amendments will be applied retrospectively for annual periods ending after December 15, 2012, with early adoption permitted. We are currently evaluating the impact of this ASU.

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

Index

•	Our business, other than tree services to utility customers, is highly seasonal and weather dependent.

•
The effects of the most recent economic downturn and the continuing financial and credit uncertainties may reduce our customers’ spending, adversely impact pricing for our services, and impede our collection of accounts receivable.

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

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

During the nine months ended October 1, 2011, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 1, 2011 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 1, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey. The earliest of the lawsuits naming Davey was filed on April 18, 2008. The court ordered that the lawsuits be organized into four groups based on type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification. Plaintiffs' motions seeking class certification have since been denied. SDG&E has filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract. SDG&E has reportedly settled many of the third-party claims and is now actively asserting damage claims against Davey.

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

Index

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

There have been no material changes in the quarterly period ended October 1, 2011 to the legal proceedings as described above and as previously reported in Part II, Item, "Legal Proceedings" in Davey Tree's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011.

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2011
January 1 to January 29	—	—	n/a	n/a
January 30 to February 26	963	$16.60	n/a	n/a
February 27 to April 2	64,644	18.40	n/a	n/a
Total First Quarter	65,607	18.37

April 3 to April 30	143,100	18.40	n/a	n/a
May 1 to May 28	135,305	18.40	n/a	n/a
May 29 to July 2	81,629	18.40	n/a	n/a
Total Second Quarter	360,034	18.40

July 3 to July 30	907	18.40	n/a	n/a
July 31 to August 27	53,228	18.00	n/a	n/a
August 28 to October 1	48,178	18.00	n/a	n/a
Total Third Quarter	102,313	18.00

Total Year to Date	527,954	18.32

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ David E. Adante
Date:	November 2, 2011		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 2, 2011	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the condensed consolidated statements of operations; (ii) the condensed consolidated balance sheets; (iii) the condensed consolidated statements of cash flows; and, (iv) related notes.
Furnished Herewith