Form 10-K
period 2011-12-31
DAVEY TREE EXPERT CO
filed 2012-03-09
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Check one):  Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
There were 13,847,545 Common Shares outstanding as of March 2, 2012. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 2, 2011 was $217,558,440. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be held on May 15, 2012, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

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

▪	We are subject to claims and litigation that may have an adverse effect on us.

▪	We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2011, we had revenues of approximately $64.9 million, or approximately 10% of total revenues, from Pacific Gas & Electric Company (“PG&E”), one of our largest customers.

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

Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations. You can find more information about our bank commitments in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23-25 of this report.

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

Employees
We employed approximately 7,000 employees at December 31, 2011. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.

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
While the economy has shown signs of improvement, sustainability of economic recovery remains uncertain. A slowing or stoppage in economic recovery may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. This makes it difficult to estimate our customers' requirements for our services and, therefore, adds uncertainty to customer demand. Increased uncertainty about the economy may cause a reduction in our customers' spending for our services and may also impact the ability of our customers to pay amounts owed, which could reduce our cash flow and adversely impact our debt or equity financing. These events could have a material adverse effect on our operations and our ability to grow at historical levels.

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
We derive approximately 50% of our total revenues from our Utility Services segment, including approximately 10% of our total revenues from PG&E. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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

We are subject to intense competition.
We believe that each aspect of our business is highly competitive. Principal methods of competition in our operating segments are customer service, marketing, image, performance and reputation. Pricing is not always a critical factor in a customer’s decision with respect to Residential and Commercial Services; however, pricing is generally the principal method of competition for our Utility Services, although in most instances consideration is given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility Services group competes principally with one major national competitor, as well as several smaller regional firms. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business.

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
From time-to-time, customers, vendors, employees and others may make claims and take legal action against us. Whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability. Any financial liability could have a material adverse effect on our financial condition and results of operations. Any such claims and legal actions may also require significant management attention and may detract from management's focus on our operations.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial Services	27	Owned	193,652	14

Utility Services	3	Owned	36,037	3

Residential and Commercial, and Utility	2	Owned	12,400	2

We also rent approximately 115 properties in 29 states and three provinces.

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

Ely v. Davey Tree Surgery Company--Davey Tree Surgery Company, a subsidiary of The Davey Tree Expert Company, was named as a defendant in Peter Ely et al. v. Davey Tree Surgery Company, et al., a purported class-action lawsuit in the State of California filed on July 15, 2008 in the Superior Court of the State of California in and for the County of Alameda. The plaintiffs alleged on behalf of themselves and a putative class that Davey Tree Surgery Company failed to comply with California law concerning off-duty meal periods and the required content of paycheck stubs.

The plaintiffs alleged that they and the putative "meal periods" class were not provided with uninterrupted, duty-free 30-minute meal periods. In addition, plaintiffs claimed that because they were allegedly required to work during their meal breaks, Davey Tree Surgery Company violated California's minimum wage law because they and the putative class members were not paid minimum wage for their alleged work during meal breaks. Plaintiffs also contended that Davey Tree Surgery Company violated California law by not including the time that they and the putative "wage statement" class members worked during their meal periods, their hourly rates of pay and the number of hours worked at each hourly rate on their paycheck stubs.

The Court granted plaintiffs' motion for class certification and certified both the "meal periods" class and the "wage statements" class; some individuals were members of both classes, while others were members of only one class (collectively, the "class members"). A trial was initially scheduled for January 30, 2012.

The trial was rescheduled to March 26, 2012, pending results of a mediation process initiated in January 2012 with plaintiffs and Local Union 1245 of the International Brotherhood of Electrical Workers (the "Union").

As a result of the mediation, on January 6, 2012, Davey Tree Surgery Company entered into a Settlement Agreement and Release of All Claims (the "Settlement Agreement") with the plaintiffs, counsel for the class members, and the Union representing the class members.

The Settlement Agreement requires court approval of its terms, a process that could take several months to complete. In the event that the Court denies final approval of the Settlement Agreement with prejudice and both Davey Tree Surgery Company and the plaintiffs have exhausted all means to challenge that denial, the Settlement Agreement will be void in all respects and the litigation will continue.

The Settlement Agreement provides for Davey Tree Surgery to pay a total sum of $2,900,000 that was recorded in the fourth quarter 2011.

California Fire Litigation: San Diego County--Davey Tree Surgery Company, a subsidiary of the Davey Tree Expert Company, and Davey Resource Group, a Davey division, have previously been sued, together with a utility services customer, San Diego Gas & Electric ("SDG&E"), and its parent company, as defendants, and as cross-defendants in cross-complaints filed by the utility service customer, in the Superior Court of the State of California in and for the County of San Diego, arising out of a wildfire in San Diego County that started on October 22, 2007, referred to as the Rice Canyon fire. The California Department of Forestry and Fire Protection issued a report concluding that the Rice Canyon fire was caused by SDG&E power lines and burned approximately 9,472 acres and damaged approximately 206 homes, two commercial properties and 40 outbuildings. The Consumer Protection and Safety Division of the California Public Utilities Commission issued a report concluding that the Rice Canyon fire was caused when a specific sycamore tree limb broke during Santa Ana wind conditions and fell on SDG&E's energized overhead conductors, causing the conductor to break.

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

At this time, Davey believes that insurance coverage and recorded accruals for the Rice Canyon fire claims are sufficient to provide for losses related to these potential liabilities.

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
Item 4.  Mine Safety Disclosures.

None.

Executive Officers of the Company.

Our executive officers and their present positions and ages as of March 1, 2012 follow:

Name	Position	Age

Karl J. Warnke	Chairman, President and Chief Executive Officer	60

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	60

Howard D. Bowles	Senior Vice President and General Manager, Davey Tree Surgery Company	68

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	54

Patrick M. Covey	Chief Operating Officer	48

George M. Gaumer	Vice President and General Manager, Commercial Landscape Services	59

Fred W. Johnson	Vice President, Operations Support Services	67

Steven A. Marshall	Executive Vice President, Operations	60

Gordon L. Ober	Vice President, Personnel Recruiting and Development	62

Joseph R. Paul, CPA	Vice President and Treasurer	50

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	62

Thea R. Sears, CPA	Assistant Controller	43

James F. Stief	Executive Vice President, Operations	58

Nicholas R. Sucic, CPA	Vice President and Controller	65

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

Mr. Adante was elected Executive Vice President, Chief Financial Officer and Secretary in May 1993. As previously announced, Mr. Adante intends to retire on or about March 15, 2013. We have initiated a process to identify candidates to replace Mr. Adante and expect to have his successor in place before Mr. Adante's scheduled retirement date.

Mr. Bowles was elected Senior Vice President and General Manager of Davey Tree Surgery Company in January 2000. Prior to that time, he served as Vice President and General Manager of Davey Tree Surgery Company. As previously announced, Mr. Bowles has elected to retire on or about March 31, 2012. We have initiated a process to identify candidates to replace Mr. Bowles and expect to have his successor in place before Mr. Bowles' scheduled retirement date.

Ms. Conner was elected Assistant Secretary and Counsel in May 1998. Prior to that time, she served as Manager of Legal and Treasury Services.

Mr. Covey was elected Chief Operating Officer, effective February 12, 2012, and served as Executive Vice President, Operations, having been appointed in January 1, 2007. Prior to that time, Mr. Covey served as Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005 and was Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.

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

Mr. Paul was elected Vice President and Treasurer in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005. He is a certified public accountant. Prior to joining us, Mr. Paul served as corporate controller for AccessPoint Openings, LLC, a holding company of distribution and manufacturing companies in the building products industry, having been associated with that firm since 1998. Mr. Paul served in various capacities including director of business expansion and integration at Applied Industrial Technologies, an industrial distributor, from 1993 to 1998. Prior to joining Applied Industrial Technologies, Mr. Paul was an audit manager with Deloitte & Touche, having been associated with that firm since 1986.

Mr. Ramsey was elected Vice President and General Manager, Canadian Operations in January 2000. Prior to that time, he served as Vice President and General Manager, Commercial Services.

Ms. Sears was elected Assistant Controller in May 2010, and served as Manager of Financial Accounting having been appointed in April 1998.  Prior to that time she served as Supervisor of Financial Accounting, having been appointed in September 1995.  During her tenure with Davey Tree, Ms. Sears’ responsibilities have included a variety of roles in financial reporting, managerial reporting and operations accounting.  She is a certified public accountant.

Mr. Stief was elected Executive Vice President, Operations, effective February 12, 2012 and served as Vice President and General Manager, Residential/Commercial Services having been appointed in January 2010. Prior to that time Mr. Stief served as Vice President and General Manager - South, West and Central Residential/Commercial Operations, having been appointed in January 2007 and Vice President South, West and Central Residential/Commercial Operations, having been appointed in January 1997. Previously, having joined Davey Tree in 1978, Mr. Stief held various managerial positions, including Operations Manager and District Manager.

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

Record Holders and Common Shares

On March 2, 2012 we had 3,176 record holders of our common shares.

On March 2, 2012 we had 13,847,545 common shares outstanding and options exercisable to purchase 942,385 common shares.

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2011	2010
1	4.25	4.25
2	4.25	4.25
3	4.25	4.25
4	4.25	4.25
Total	17.00	17.00

We presently expect to pay comparable cash dividends in 2012.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2011
January 1 to January 29	—	—	n/a	n/a
January 30 to February 26	963	$16.60	n/a	n/a
February 27 to April 2	64,644	18.40	n/a	n/a
Total First Quarter	65,607	18.37

April 3 to April 30	143,100	18.40	n/a	n/a
May 1 to May 28	135,305	18.40	n/a	n/a
May 29 to July 2	81,629	18.40	n/a	n/a
Total Second Quarter	360,034	18.40

July 3 to July 30	907	18.40	n/a	n/a
July 31 to August 27	53,228	18.00	n/a	n/a
August 28 to October 1	48,178	18.00	n/a	n/a
Total Third Quarter	102,313	18.00

October 2 to October 29	139,059	18.00	n/a	n/a
October 30 to December 3	47,704	18.00	n/a	n/a
December 4 to December 31	65,121	18.00	n/a	n/a
Total Fourth Quarter	251,884	18.00

Total Year to Date	779,838	18.22

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

	2006	2007	2008	2009	2010	2011
Davey Tree	100	123	129	132	148	160
S&P 500 Index	100	105	66	84	97	99
Peer Group	100	112	84	97	120	122

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

Item 6.  Selected Financial Data for the Past Five Years.

	Fiscal Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$646,034	$591,732	$562,111	$595,797	$506,138
Costs and expenses:
Operating	426,626	387,272	360,623	382,143	324,415
Selling	104,871	97,794	89,266	95,327	82,449
General and administrative	42,793	40,170	47,077	45,607	38,476
Depreciation	37,818	35,530	36,280	34,374	28,085
Amortization of intangible assets	1,908	1,791	1,677	1,482	1,148
Gain on sale of assets, net	(783)	(437)	(623)	(992)	(515)
Income from operations	32,801	29,612	27,811	37,856	32,080
Interest expense	(3,794)	(2,803)	(2,380)	(3,417)	(3,422)
Interest income	43	46	25	220	404
Litigation settlement	(2,900)	—	—	—	—
Other expense	(2,850)	(2,521)	(1,880)	(2,920)	(542)
Income before income taxes	23,300	24,334	23,576	31,739	28,520
Income taxes	9,235	10,281	9,199	12,718	10,441
Net income	$14,065	$14,053	$14,377	$19,021	$18,079
Earnings per share--diluted	$.97	$.93	$.92	$1.14	$1.07
Shares used for computing per share amounts--diluted	14,537	15,031	15,636	16,751	16,844

Other Financial Data:
Depreciation and amortization	$39,726	$37,321	$37,957	$35,856	$29,233
Capital expenditures	34,701	34,753	21,838	37,033	37,587
Cash flow provided by (used in):
Operating activities	54,422	49,275	53,538	55,282	52,341
Investing activities	(34,128)	(39,304)	(21,457)	(51,356)	(38,801)
Financing activities	(22,044)	(349)	(33,049)	(2,382)	(13,822)
Cash dividends declared per share	$.1700	$.1700	$.1700	$.1700	$.1625

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$28,501	$25,833	$16,306	$20,803	$20,443
Current ratio	1.28	1.29	1.20	1.23	1.29
Property and equipment, net	130,148	129,627	128,802	141,013	108,239
Total assets	303,734	288,307	266,072	291,002	231,649
Long-term debt	51,136	61,591	45,843	60,187	32,099
Other long-term liabilities	49,837	38,305	41,494	45,523	33,728
Shareholders' equity	100,726	98,369	97,223	94,783	94,382
Common shares:
Issued	21,457	21,457	21,457	21,457	21,457
In treasury	7,611	7,345	6,885	6,939	6,926
Net outstanding	13,846	14,112	14,572	14,518	14,531
Stock options:
Outstanding	1,111	1,256	1,324	1,331	1,422
Exercisable	942	945	1,003	1,039	848
ESOT valuation per share	$19.70	$18.40	$16.60	$16.40	$15.80

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2011 Results;

▪	Results of Operations, including fiscal 2011 compared to fiscal 2010, fiscal 2010 compared to fiscal 2009, and Canadian dollar translation adjustments and rate-change effects, and other matters;

▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;

▪	Recent Accounting Guidance;

▪	Critical Accounting Policies and Estimates; and

▪	Market Risk Information, including interest rate risk and foreign currency rate risk.

OVERVIEW OF 2011 RESULTS

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

Davey Resource Group which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, is included in "All Other."

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2011	2010	2009	2011/2010	2010/2009
Revenues	100.0%	100.0%	100.0%	9.2%	5.3%
Costs and expenses:
Operating	66.0	65.5	64.1	10.2	7.4
Selling	16.2	16.5	15.9	7.2	9.6
General and administrative	6.6	6.8	8.4	6.5	(14.7)
Depreciation	5.9	6.0	6.5	6.4	(2.1)
Amortization of intangible assets	.3	.3	.3	6.5	6.8
Gain on sale of assets, net	(.1)	(.1)	(.1)	79.2	(29.9)
	94.9	95.0	95.1	9.1	5.2
Income from operations	5.1	5.0	4.9	10.8	6.5
Other income (expense):
Interest expense	(.6)	(.5)	(.4)	35.4	17.8
Interest income	—	—	—	nm	nm
Litigation settlement	(.4)	—	—	—	—
Other	(.5)	(.4)	(.3)	nm	nm
Income before income taxes	3.6	4.1	4.2	(4.2)	3.2
Income taxes	1.4	1.7	1.6	(10.2)	11.8
Net income	2.2%	2.4%	2.6%	.1%	(2.3)%

nm--not meaningful

Revenues of $646,034 were 9.2% higher than last year’s revenues of $591,732. Utility Services revenues increased 7.9%, Residential and Commercial Services increased 5.1%.

Overall, income from operations of $32,801 increased 10.8% from the $29,612 experienced in the prior year. Income from operations was $10,790 in Utility Services (a 27.3% decrease as compared with 2010) and $21,593 for Residential and Commercial Services (a 21.5% increase as compared with 2010).

Net income of $14,065 was $12 higher than the $14,053 earned in 2010. The increase in net income was attributable to improved income from operations.

Operating activities in 2011 provided cash of $54,422 as compared to $49,275 provided in 2010. The $5,147 net increase was primarily attributable to (i) an increase in net income of $12, (ii) a increase of $2,405 in depreciation and amortization expense, and (iii) less cash used of $2,638 from changes in other operating assets and liabilities.

Investing activities used $34,128 in cash, or $5,176 less than that used in 2010, the result of fewer expenditures for purchases of businesses.

Financing activities used $22,044 in 2011, $21,695 more than the $349 used in 2010. Our unsecured borrowings, consisting of senior unsecured notes and our revolving credit facility, used $10,000 in cash as compared with the $17,450 provided during 2010. Purchases of common shares for treasury of $14,222 were partially offset by net cash received of $7,316 from the sale of common shares. Dividends paid during 2011 totaled $2,362.

Fiscal 2011 Compared to Fiscal 2010

A comparison of our fiscal year 2011 results to 2010 follows:

	Year Ended December 31,
	2011	2010	Change	% Change
Revenues	$646,034	$591,732	$54,302	9.2%
Costs and expenses:
Operating	426,626	387,272	39,354	10.2
Selling	104,871	97,794	7,077	7.2
General and administrative	42,793	40,170	2,623	6.5
Depreciation	37,818	35,530	2,288	6.4
Amortization of intangible assets	1,908	1,791	117	6.5
Gain on sale of assets, net	(783)	(437)	(346)	nm
	613,233	562,120	51,113	9.1
Income from operations	32,801	29,612	3,189	10.8
Other income (expense):
Interest expense	(3,794)	(2,803)	(991)	35.4
Interest income	43	46	(3)	(6.5)
Litigation settlement	(2,900)	—	(2,900)	—
Other	(2,850)	(2,521)	(329)	13.1
Income before income taxes	23,300	24,334	(1,034)	(4.2)
Income taxes	9,235	10,281	(1,046)	(10.2)
Net income	$14,065	$14,053	$12.1%

nm--not meaningful

Revenues--Revenues of $646,034 increased $54,302 compared with the $591,732 reported in 2010. Utility Services increased $23,587, or 7.9%, from the prior year. New contracts and increases on existing contracts within our U.S. and Canadian operations in addition to storm-damage work from damage caused by Hurricane Irene along the east coast of the United States during the third quarter account for the increase. Residential and Commercial Services increased $12,855, or 5.1%, from 2010. Residential and Commercial revenues were favorably impacted by an increase in demand for our services during the last nine months of the year, favorable weather conditions, specifically during the fourth quarter 2011 in the northern parts of the U.S. and storm-damage work caused by Hurricane Irene. Total consolidated revenue of $646,034 includes production incentive revenue, recognized under the completed-performance method, of $4,176 during 2011 as compared with $3,749 during 2010.

Operating Expenses--Operating expenses of $426,626 increased $39,354 from the prior year, and as a percentage of revenues increased .5% to 66.0%. Utility Services experienced an increase of $24,203, or 10.7%, from 2010, and as a percentage of revenues increased 1.9% to 77.7%. Increases in employee labor and benefits expense, fuel expense, subcontractor expense, crew expenses and equipment repair expense associated with the increased revenues were partially offset by a decrease in materials and tool expense. Residential and Commercial Services increased $5,067, or 3.8%, compared with 2010 but as a percentage of revenue decreased 0.6% to 51.8%. Increased employee labor and benefit expense, repair and maintenance expense, fuel expense, tool and saw expense, each the result of the increased revenues, were partially offset by a reduction in material expense and subcontractor expense.

Fuel costs increased in 2011 as compared with fuel costs for 2010 and impacted operating expenses within all segments. During 2011, fuel expense of $31,549 increased $7,302, or 30%, from the $24,247 incurred in 2010. Substantially all of the $7,302 increase relates to an increase in the price of fuel.

Selling Expenses--Selling expenses of $104,871 increased $7,077 from 2010 and as a percentage of revenues decreased .3% to 16.2%. Utility Services increased $1,566, or 6.8%, from 2010. Increases in field management wages and incentive expense, travel expense and field management auto expense were partially offset by a reduction in professional services expense. Residential and Commercial Services increased $2,498, or 3.5%, from 2010 but as a percentage of revenue decreased .4% to 27.6%. Increases in field management wages and incentive expense, field management auto expense, office rent and employee development expense were partially offset by reductions in office support wages, office supplies, computer expense and professional services.

General and Administrative Expenses--General and administrative expenses increased $2,623 to $42,793, a 6.5% increase, from the $40,170 experienced in 2010 and as a percentage of revenues decreased .2% to 6.6%. Increases in salary and incentive expense, professional service expense, stock compensation expense, and travel expense were partially offset by decreases in employee development expense, postage expense and telephone expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $39,726 increased $2,405 from the prior year and as a percentage of revenues decreased .1% to 6.2%. The dollar increase is attributable to an increase in capital expenditures for equipment necessary to support our revenue growth.

Gain on Sale of Assets--Gain on the sale of assets of $783 increased $346 from the $437 experienced in 2010. The increase is the result of an increase in the number of equipment units sold in 2011 as compared with 2010.

Interest Expense--Interest expense of $3,794 increased $991, or 35.4%, from the $2,803 incurred in 2010. The increase is attributable to slightly higher average debt levels and higher interest rates incurred on our 5.09% Senior Notes that were issued during the third quarter of 2010.

Litigation Settlement--We recorded a pretax charge of $2,900 in the fourth quarter 2011 in connection with the proposed litigation Settlement Agreement, which is subject to final approval, related to the purported class-action suit filed in the State of California in and for the County of Alameda concerning off-duty meal periods and the required content of paycheck stubs.

Other, Net--Other, net of $2,850 increased $329 from the $2,521 experienced in 2010. Other, net, includes foreign currency losses on the intercompany balances of our Canadian operations of $269 for 2011 as compared to $379 of losses for 2010, and a $366 writedown of the carrying value of a cost-method affiliate for an other-than-temporary impairment.

Income Taxes--Income taxes for 2011 were $9,235, an effective tax rate of 39.6%, compared with income taxes for 2010 of $10,281, or an effective tax rate of 42.2%. The 42.2% effective tax rate for 2010 includes a net increase of 3.5% related to the U.S. tax benefit of foreign source income from our Canadian operations, offset by a valuation allowance provided on foreign tax credits. The 2011 effective tax rate of 39.6% includes a 5.1% state income tax rate, net of federal benefit, and the 2010 tax rate of 42.2% included a 3.2% state income tax rate, net of federal benefit.

Net Income--Net income of $14,065 was $12 higher than the $14,053 earned in 2010, the result of improved income from operations.

Fiscal 2010 Compared to Fiscal 2009

A comparison of our fiscal year 2010 results to 2009 follows:

	Year Ended December 31,
	2010	2009	Change	% Change
Revenues	$591,732	$562,111	$29,621	5.3%
Costs and expenses:
Operating	387,272	360,623	26,649	7.4
Selling	97,794	89,266	8,528	9.6
General and administrative	40,170	47,077	(6,907)	(14.7)
Depreciation	35,530	36,280	(750)	(2.1)
Amortization of intangible assets	1,791	1,677	114	6.8
Gain on sale of assets, net	(437)	(623)	(186)	nm
	562,120	534,300	27,820	5.2
Income from operations	29,612	27,811	1,801	6.5
Other income (expense):
Interest expense	(2,803)	(2,380)	(423)	17.8
Interest income	46	25	21	84.0
Other	(2,521)	(1,880)	(641)	34.1
Income before income taxes	24,334	23,576	758	3.2
Income taxes	10,281	9,199	1,082	11.8
Net income	$14,053	$14,377	$(324)	(2.3)%

nm--not meaningful

Revenues--Revenues of $591,732 increased $29,621 compared with the $562,111 reported in 2009. Utility Services increased $8,168, or 2.8%, from the prior year. Additional production incentives offered during the fourth quarter 2010 by certain U.S. Utility customers and new accounts obtained during the third quarter 2010 offset the reductions on existing contracts within our U.S. and Canadian operations. Residential and Commercial Services increased $22,135, or 9.6%, from 2009. Residential and Commercial revenues for 2010 were favorably impacted by winter and spring storms that occurred across the eastern and midwest parts of the U.S., the acquisition of a company at the end of the second quarter 2010 and a general increase in customer demand for our services.  Total consolidated revenue of $591,732 includes production incentive revenue, recognized under the completed-performance method, of $3,749 during 2010 as compared with $6,388 during 2009.

Operating Expenses--Operating expenses of $387,272 increased $26,649 from the prior year, and as a percentage of revenues increased 1.4% to 65.5%. Utility Services experienced an increase of $10,908, or 5.0%, from 2009, and as a percentage of revenues increased 1.6% to 75.8%. Increases in employee labor and benefits expense, fuel expense, material and tools expense and equipment repair expense associated with the increased revenues were partially offset by a decrease in subcontractor expense and materials expense. Residential and Commercial Services increased $12,884, or 10.7%, compared with 2009 and as a percentage of revenue increased .6% to 52.5%. Increased employee labor and benefit expense, subcontractor expense, fuel expense and material expense, each the result of the increased revenues, account for the increase.

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

Gain on Sale of Assets--Gain on the sale of assets of $437 decreased $186 from the $623 experienced in 2009. The decrease is the result of a change in the type of equipment sold in 2010 as compared with 2009.

Interest Expense--Interest expense of $2,803 increased $423, or 17.8%, from the $2,380 incurred in 2009. The increase is attributable to slightly higher average debt levels and higher interest rates incurred on our 5.09% Senior Notes issued during the third quarter of 2010 as compared to 2009.

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

Income Tax—Liabilities for Uncertain Tax Positions

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. Uncertain tax positions are recognized only if they are more-likely-than-not to be upheld during examination based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more-likely-than-not (determined on a cumulative probability basis) to be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate settlement, a further charge to expense may result.

During the fourth quarter 2010, the U.S. Internal Revenue Service completed its audit of the Company’s U.S. income tax returns for 2007 and 2008 and Canada Revenue Agency completed its audit of the Company’s Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008.

As of December 31, 2011, if certain pending tax matters settle, we believe it is reasonably possible that additional payments approximating $255 will be made during the next twelve months. However, we do not anticipate an increase or decrease in our total uncertain tax positions during the next twelve months that would be material to our financial condition or the results of operations.

Goodwill—Impairment Tests

Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2011 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2011 that would impact this conclusion.

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

The carrying value of the recorded goodwill for all reporting units totaled $21,677 at December 31, 2011. Based upon the goodwill impairment analysis conducted in the fourth quarter 2011, a hypothetical reduction in the fair value of the individual reporting units, ranging from approximately 47% to 68%, would not have resulted in the carrying value of the individual reporting units exceeding the reduced fair value.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2011 and December 31, 2010, are summarized as follows:

	2011	2010
Cash provided by (used in):
Operating activities	$54,422	$49,275
Investing activities	(34,128)	(39,304)
Financing activities	(22,044)	(349)
Increase (Decrease) in cash	$(1,750)	$9,622

Net Cash Provided by Operating Activities--Operating activities in 2011 provided cash of $54,422 as compared to $49,275 provided in 2010. The $5,147 net increase was primarily attributable to (i) an increase in net income of $12, (ii) an increase of $2,405 in depreciation and amortization expense, and (iii) less cash used of $2,638 from changes in other operating assets and liabilities.

Overall, accounts receivable dollars increased $10,347 in 2011 as compared to the $8,726 increase experienced in 2010. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2011 increased 2 days to 51 days, as compared to 2010. The DSO at December 31, 2010 was 49 days.

Accounts payable and accrued expenses increased $6,152 in 2011, $923 more than the increase of $5,229 experienced in 2010.  Increases in employee compensation expense, trade payables, compensated-absence accruals, customer deposits and settlement accrual were partially offset by a reduction in professional service accruals and interest rate contract accruals.

Self-insurance accruals increased $2,855 in 2011, $2,138 more than the increase of $717 experienced in 2010. The increase occurred in all classifications—workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall decrease in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net, decreased $827 in 2011, as compared to the $371 increase in 2010. Decreases in tax and other deposits and pension assets were partially offset by increase in prepaid expenses and operating supplies.

Net Cash Used in Investing Activities--Investing activities used $34,128 in cash, $5,176 less than the $39,304 used in 2010. Decreases in capital expenditures for the purchases of businesses were partially offset by increases in capital expenditures for equipment.

Net Cash Used in Financing Activities--Financing activities used $22,044 in 2011, $21,695 more than the $349 used in 2010. Our unsecured borrowings, consisting of our senior unsecured notes and revolving credit facility, used $10,000 as compared with the $17,450 provided during 2010. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Payments of long-term debt and capital leases totaled $955. Purchases of common shares for treasury of $14,222 were partially offset by net cash received of $7,316 from the sale of common shares. Dividends paid during 2011 totaled $2,362.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the "5.09% Senior Notes") and amended the Amended and Restated Credit Agreement dated November 21, 2006 to provide a revolving credit facility under which up to an aggregate of $140,000 is available (previously $159,000), with the term extended to December 19, 2014 (the “Amended Credit Agreement”).

The 5.09% Senior Notes were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between Davey Tree and the purchasers of the 5.09% Senior Notes.  Subsequent series of promissory notes may be issued pursuant to supplemental note purchase agreements in an aggregate additional principal amount not to exceed $20,000. The net proceeds of the 5.09% Senior Notes were used in 2010 to pay down borrowings under our revolving credit facility.

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

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2011, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2012	2013	2014	2015	2016	Thereafter
Revolving credit facility	$20,000	$—	$—	$20,000	$—	$—	$—
Senior unsecured notes	30,000	—	—	—	—	6,000	24,000
Term loans	6,973	5,836	618	519	—	—	—
Operating lease obligations	11,655	4,680	3,248	1,647	1,049	778	253
Self-insurance accruals	59,021	26,793	13,268	8,053	4,035	1,703	5,169
Purchase obligations	3,868	3,868	—	—	—	—	—
Other liabilities	15,715	4,861	387	576	729	541	8,621
	$147,232	$46,038	$17,521	$30,795	$5,813	$9,022	$38,043

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2011. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2011, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As at December 31, 2011, we were contingently liable to our principal banks for letters of credit in the amount of $50,033 of which $49,026 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as appropriate.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2012 through 2016. We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash and cash equivalents of $10,267 as of December 31, 2011 included $5,557 in the U.S. and $4,710 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate a portion of our 2012 Canadian earnings to satisfy our 2012 U.S. based cash flow needs.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2011, we had working capital of $28,501, unused short-term lines of credit approximating $11,405, and $70,974 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions for at least the next twelve months and for the foreseeable future.

RECENT ACCOUNTING GUIDANCE

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) issuing Accounting Standards Updates (or “ASUs”) to the FASB's Accounting Standards Codification™ (the “Codification”). The Codification is the single source of nongovernmental authoritative U.S. GAAP as well as all relevant U.S. SEC guidance in separate sections within the Codification. All other accounting guidance not included in the Codification is considered nonauthoritative. The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the descriptions of the ASUs that follow, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards-Fair Value Measurement--In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us). The adoption of this ASU is not expected to have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Update 2011-05, Presentation of Comprehensive Income--In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either (a) in a single continuous statement of comprehensive income or (b) in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this ASU in the fourth quarter 2011 and, having made the required changes in presentation, there was no effect on our financial position, results of operations or cash flows.

Accounting Standards Update 2011-09, Disclosure about an Employer's Participation in a Multiemployer Plan--In September 2011, the FASB issued ASU 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80).”  ASU 2011-09 requires all nongovernmental entities that participate in multiemployer plans to provide additional qualitative and quantitative disclosures about financial obligations, risks and commitments, as well as the level of participation in multiemployer plans. The amendments in this ASU require employers to provide detailed information about significant multiemployer plans, including contributions made to the plans, financial health and funded status of the plans, and expiration of collective-bargaining agreements that require contributions to the plans. We adopted this ASU in our December 31, 2011 annual financial statements, with the reported requirements included in Note P, “Defined Benefit Pension Plans.”
Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05--In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220),” which deferred the requirement to present separate line-items on the statement of operations for reclassification adjustments of items out of accumulated other comprehensive income into net income.  This deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations or cash flows.
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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 10% of revenues during 2011, 11% during 2010 and 11% during 2009. Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

MARKET RISK INFORMATION

In the normal course of business, we are exposed to market risk related to changes in interest rates, changes in foreign currency exchange rates and changes in the price of fuel. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable. We have entered into interest rate contracts -- derivative financial instruments with the objective of altering interest rate exposures related to variable debt.

The following table provides information, as of December 31, 2011, about our debt obligations and interest rate contracts. For debt obligations, the table presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. For the interest rate contracts, the table presents the underlying face (notional) amount, weighted-average interest rate by contractual maturity dates and the fair value to settle the contract at December 31, 2011. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2011.

	Expected Maturity Date							Fair Value December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$5,068	$100	$—	$—	$—	$30,000	$35,168	$33,324
Average interest rate	4.6%	5.1%	—	—	—	5.1%
Variable rate	$20,769	$518	$518	$—	$—	$—	$21,805	$35,927
Average interest rate	1.9%	2.1%	2.3%	—	—	—
Interest rate derivative instruments
Interest rate contracts:
Pay fixed, notional amount	$10,000	$—	$—	$—	$—	$—	$10,000	$(123)
Average pay rate	5.15%
Average receive rate	1.81%

Interest rates on the variable-rate debt, as of December 31, 2011, ranged from 1.8% to 3.3%.

The interest rate contract has an underlying face (notional) amount of $10,000, which is used to calculate the cash flow to be exchanged and does not represent the exposure to credit loss. If we were to have settled the contract at December 31, 2011 (fair value), we would have paid $123.

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

For the year ended December 31, 2011, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Commodity Price Risk

We are subject to market risk from fluctuating prices of fuel--both diesel and gasoline. Beginning in the second quarter 2011, we entered into fuel derivatives as "economic hedges" related to fuel consumed by Davey Tree service vehicles. The objectives of the economic hedges are to fix the price of a portion of our fuel needs and mitigate the earnings and cash flow volatility attributable to the risk of changing prices. We had contracts outstanding for approximately 2.5 million gallons of fuel with a liability fair value of $425 at December 31, 2011. The longest remaining term of the contracts outstanding at December 31, 2011 was 24 months.

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

Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2011, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control--Integrated Framework.” To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we designed and implemented a structured and comprehensive compliance process to evaluate our internal control over financial reporting across the enterprise.

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

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in “Internal Control--Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Kent, Ohio
March 9, 2012

(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of The Davey Tree Expert Company and our report dated March 9, 2012 expressed an unqualified opinion thereon.  We did not audit the 2011 and 2010 financial statements of Davey Tree Expert Co. of Canada, Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 9% in 2011 and 6% in 2010 and total revenues constituting 11% in 2011 and 10% in 2010 of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Davey Tree Expert Co. of Canada, Limited, is based solely on the report of the other auditors.

/s/ Ernst & Young LLP
Akron, Ohio
March 9, 2012

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.

Information about our directors is in the section "Election of Directors" of our 2012 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Shareholder Nominations; Attendance” of our 2012 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2012 Proxy Statement, which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Compensation of Executive Officers" and "Compensation of Directors" of our 2012 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2012 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plans Information” of our 2012 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance” of our 2012 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2012 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2012.

THE DAVEY TREE EXPERT COMPANY

By: /s/Karl J. Warnke
Karl J. Warnke, Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2012.

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

10.3
Amendment No. 2, dated as of July 22, 2010, to Amended and Restated Credit Agreement among the Company, as borrower, Various Lending Institutions, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and National City Bank, as documentation agent, dated as of November 21, 2006 (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on July 22, 2010).

10.4	1994 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.5	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6	2004 401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.7	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.8	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.9
The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21	Subsidiaries of the Registrant.	Filed Herewith

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed Herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Chartered Accountants, related to Davey Tree Expert Co. of Canada, Limited.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

99	Report of Deloitte & Touche LLP, Independent Registered Chartered Accountants, related to Davey Tree Expert Co. of Canada, Limited.	Filed Herewith

101.INS*	XBRL Instance Document	Submitted Herewith

101.SCH*	XBRL Schema Document	Submitted Herewith

101.CAL*	XBRL Calculation Linkbase Document	Submitted Herewith

101.DEF*	XBRL Definition Linkbase Document	Submitted Herewith

101.LAB*	XBRL Label Linkbase Document	Submitted Herewith

101.PRE*	XBRL Presentation Linkbase Document	Submitted Herewith

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The documents listed as Exhibits 10.4 through 10.9 constitute management contracts or compensatory plans or arrangements.

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

YEAR ENDED DECEMBER 31, 2011

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets -- December 31, 2011 and 2010	F-3
Consolidated Statements of Operations -- Years ended December 31, 2011, 2010 and 2009	F-4
Consolidated Statements of Comprehensive Income -- December 31, 2011 and 2010	F-5
Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2011, 2010 and 2009	F-6
Consolidated Statements of Cash Flows -- Years ended December 31, 2011, 2010 and 2009	F-7
Notes to Consolidated Financial Statements -- December 31, 2011
A – Our Business	F-8
B – Summary of Significant Accounting Policies	F-8
C – Recent Accounting Guidance	F-11
D – Business Combinations	F-12
E – Accounts Receivable, Net and Supplemental Balance Sheet Information	F-12

F – Litigation Settlement and Supplemental Operating Information	F-13
G – Supplemental Cash Flow Information	F-14
H – Identified Intangible Assets and Goodwill, Net	F-14
I – Short-Term and Long-Term Debt	F-15
J – Self-Insurance Accruals	F-17

K – Operating Lease Obligations	F-17
L – Common Shares and Preferred Shares	F-18
M – Accumulated Comprehensive Income (Loss)	F-18
N – The Davey 401KSOP and Employee Stock Ownership Plan	F-19

O – Stock-Based Compensation	F-20
P – Defined Benefit Pension Plans	F-23
Q – Income Taxes	F-29
R – Earnings Per Share	F-33

S – Operations by Business Segment and Geographic Information	F-33
T – Fair Value Measurements and Financial Instruments	F-35
U – Commitments and Contingencies	F-39
V – Quarterly Results of Operations (Unaudited)	F-40

Financial Statement Schedules:
None
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2011 and 2010 financial statements of Davey Tree Expert Co. of Canada, Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 9% in 2011 and 6% in 2010 and total revenues constituting 11% in 2011 and 10% in 2010 of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Davey Tree Expert Co. of Canada, Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and, for 2011 and 2010, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note C, the Company early adopted the presentation requirements of Accounting Standards Update 2011-05, Presentation of Comprehensive Income.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 9, 2012

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$10,267	$12,017
Accounts receivable, net	90,795	80,432
Operating supplies	5,586	4,961
Prepaid expenses	6,968	5,349
Other current assets	16,920	13,116
Total current assets	130,536	115,875
Property and equipment:
Land and land improvements	13,221	13,193
Buildings and leasehold improvements	25,311	25,088
Equipment	400,457	377,790
	438,989	416,071
Less accumulated depreciation	308,841	286,444
	130,148	129,627
Other assets	15,969	14,950
Identified intangible assets and goodwill, net	27,081	27,855
	$303,734	$288,307
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$5,837	$7,658
Accounts payable	35,282	27,759
Accrued expenses	34,123	30,873
Self-insurance accruals	26,793	23,752
Total current liabilities	102,035	90,042
Long-term debt	21,136	31,591
Senior unsecured notes	30,000	30,000
Self-insurance accruals	30,472	30,658
Other liabilities	19,365	7,647
	203,008	189,938
Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding as of December 31, 2011 and 2010	21,457	21,457
Additional paid-in capital	1,721	—
Retained earnings	188,613	176,800
Accumulated other comprehensive income (loss)	(6,344)	(3,072)
	205,447	195,185
Less: Cost of Common shares held in treasury:
7,611 in 2011 and 7,345 in 2010	104,721	96,816
	100,726	98,369
	$303,734	$288,307
See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues	$646,034	$591,732	$562,111
Costs and expenses:
Operating	426,626	387,272	360,623
Selling	104,871	97,794	89,266
General and administrative	42,793	40,170	47,077
Depreciation	37,818	35,530	36,280
Amortization of intangible assets	1,908	1,791	1,677
Gain on sale of assets, net	(783)	(437)	(623)
	613,233	562,120	534,300
Income from operations	32,801	29,612	27,811
Other income (expense):
Interest expense	(3,794)	(2,803)	(2,380)
Interest income	43	46	25
Litigation settlement	(2,900)	—	—
Other	(2,850)	(2,521)	(1,880)

Income before income taxes	23,300	24,334	23,576
Income taxes	9,235	10,281	9,199

Net income	$14,065	$14,053	$14,377

Share data:
Earnings per share--basic:	$1.00	.97	$.97

Earnings per share--diluted:	$.97	$.93	$.92

Weighted-average shares outstanding:
Basic	14,006	14,511	14,866

Diluted	14,537	15,031	15,636

Dividends declared per share	$.17	$.17	$.17

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2011	2010	2009
Net income	$14,065	$14,053	$14,377
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains / (losses)	(509)	1,404	2,886
Change in deferred gains (losses) on cash flow hedges	568	195	217
Defined benefit pension plan adjustments	(3,331)	278	1,581

Total other comprehensive income (loss), net of tax	(3,272)	1,877	4,684

Comprehensive income	$10,793	$15,930	$19,061

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Common shares
At beginning and end of year	21,457	$21,457	21,457	$21,457	21,457	$21,457
Additional paid-in capital
At beginning of year		—		328		4,848
Shares sold to employees		1,874		996		155
Options exercised		(876)		(1,254)		(312)
Subscription shares, issued		—		(1,303)		(4,638)
Stock-based compensation		833		1,123		275
Reclassification related to stock-based compensation		(110)		110		—
At end of year		1,721		—		328
Common shares subscribed, unissued
At beginning of year	—	—	201	1,204	975	5,850
Common shares, issued	—	—	(200)	(1,202)	(774)	(4,646)
Cancellations	—	—	(1)	(2)	—	—
At end of year	—	—	—	—	201	1,204
Retained earnings
At beginning of year		176,800		165,293		153,464
Net income		14,065		14,053		14,377
Dividends, $ .17 per share		—		—		(2,548)
Dividends, $ .17 per share		—		(2,436)		—
Dividends, $ .17 per share		(2,362)		—		—
Stock-based compensation		110		(110)		—
At end of year		188,613		176,800		165,293
Accumulated other comprehensive income (loss), net of tax
At beginning of year		(3,072)		(4,949)		(9,633)
Currency translation adjustments		(509)		1,404		2,886
Net gain on interest rate contracts		568		195		217
Defined benefit pension plans		(3,331)		278		1,581
At end of year		(6,344)		(3,072)		(4,949)
Common shares held in treasury
At beginning of year	7,345	(96,816)	6,885	(86,084)	6,939	(80,356)
Shares purchased	779	(14,222)	1,249	(20,711)	1,410	(22,872)
Shares sold to employees	(351)	4,127	(363)	4,598	(558)	5,488
Options exercised	(162)	2,190	(226)	2,876	(132)	2,323
Subscription shares, issued	—	—	(200)	2,505	(774)	9,333
At end of year	7,611	(104,721)	7,345	(96,816)	6,885	(86,084)
Common shares subscription receivable
At beginning of year	—	—	(201)	(26)	(975)	(847)
Payments	—	—	200	24	774	821
Cancellations	—	—	1	2	—	—
At end of year	—	—	—	—	(201)	(26)
Common Shareholders' Equity at December 31	13,846	$100,726	14,112	$98,369	14,572	$97,223

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$14,065	$14,053	$14,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,818	35,530	36,280
Amortization	1,908	1,791	1,677
Gain on sale of assets	(783)	(437)	(623)
Deferred income taxes	3,428	3,384	(1,141)
Other	(1,501)	(1,895)	1,057
Changes in operating assets and liabilities:
Accounts receivable	(10,347)	(8,726)	10,060
Accounts payable and accrued expenses	6,152	5,229	(6,753)
Self-insurance accruals	2,855	717	(3,326)
Other assets, net	827	(371)	1,930
	40,357	35,222	39,161
Net cash provided by operating activities	54,422	49,275	53,538
Investing activities
Capital expenditures:
Equipment	(34,370)	(34,237)	(21,431)
Land and buildings	(331)	(516)	(407)
Proceeds from sales of property and equipment	1,535	1,285	1,089
Purchases of businesses	(962)	(5,836)	(708)
Net cash used in investing activities	(34,128)	(39,304)	(21,457)
Financing activities
Revolving credit facility payments, net	(10,000)	(12,550)	(13,900)
Issuance of senior unsecured notes	—	30,000	—
Payments of notes payable	(1,821)	(323)	(603)
Payments of long-term debt and capital leases	(955)	(1,569)	(1,650)
Purchase of common shares for treasury	(14,222)	(20,711)	(22,872)
Sale of common shares from treasury	7,316	7,214	7,703
Cash received on common share subscriptions	—	26	821
Dividends	(2,362)	(2,436)	(2,548)
Net cash used in financing activities	(22,044)	(349)	(33,049)
Increase (Decrease) in cash and cash equivalents	(1,750)	9,622	(968)
Cash and cash equivalents, beginning of year	12,017	2,395	3,363
Cash and cash equivalents, end of year	$10,267	$12,017	$2,395

See notes to consolidated financial statements.

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2011
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

B.  Summary of Significant Accounting Policies

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

Property and Equipment--Property and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed for financial reporting purposes by the straight-line method for land improvements, building and leasehold improvements and by the declining-balance method for equipment, based on the estimated useful lives of the assets, as follows:

Land improvements	5 to 20 years
Buildings	5 to 20 years
Equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or estimated useful life; ranging from 5-to-20 years

The amortization of assets acquired under capital leases is included in depreciation expense.

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one-to-ten years.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

B.  Summary of Significant Accounting Policies (continued)

Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2011 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2011 that would impact this conclusion.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

B.  Summary of Significant Accounting Policies (continued)

Earnings Per Share--Basic earnings per share is determined by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted-average number of shares is increased to include the effect of stock awards that were granted and outstanding during the period.

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

Cash and Derivative Contracts: To limit our exposure, we transact our business and maintain our derivative contracts with high credit-quality financial institutions.

Accounts Receivable: Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 10% of revenues during 2011, 11% during 2010 and 11% during 2009. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

C.  Recent Accounting Guidance

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) issuing Accounting Standards Updates (or “ASUs”) to the FASB's Accounting Standards Codification™ (the “Codification”). The Codification is the single source of nongovernmental authoritative U.S. GAAP as well as all relevant U.S. SEC guidance in separate sections within the Codification. All other accounting guidance not included in the Codification is considered nonauthoritative. The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the descriptions of the ASUs that follow, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards-Fair Value Measurement--In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us). The adoption of this ASU is not expected to have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Update 2011-05, Presentation of Comprehensive Income--In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either (a) in a single continuous statement of comprehensive income or (b) in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this ASU in the fourth quarter 2011 and, having made the required changes in presentation, there was no effect on our financial position, results of operations or cash flows.

Accounting Standards Update 2011-09, Disclosure about an Employer's Participation in a Multiemployer Plan--In September 2011, the FASB issued ASU 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80).”  ASU 2011-09 requires all nongovernmental entities that participate in multiemployer plans to provide additional qualitative and quantitative disclosures about financial obligations, risks and commitments, as well as the level of participation in multiemployer plans. The amendments in this ASU require employers to provide detailed information about significant multiemployer plans, including contributions made to the plans, financial health and funded status of the plans, and expiration of collective-bargaining agreements that require contributions to the plans. We adopted this ASU in our December 31, 2011 annual financial statements, with the reported requirements included in Note P, “Defined Benefit Pension Plans.”

Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05--In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220),” which deferred the requirement to present separate line-items on the statement of operations for reclassification adjustments of items out of accumulated other comprehensive income into net income.  This deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations or cash flows.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

D.  Business Combinations

Our investments in businesses were: (a) $1,527 in 2011, including liabilities assumed of $65 and debt issued of $500; (b) $6,952 in 2010, including liabilities assumed of $1,116 and no debt issued; and (c) $1,500 in 2009, including liabilities assumed of $42 and debt issued of $750.

The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $426 in 2011 (of which $54 is not deductible for tax purposes); $1,650 in 2010 (all of which is deductible for tax purposes); and, $506 in 2009 (all of which is deductible for tax purposes).

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the years ended December 31, 2011, 2010 or 2009 was not significant.

E.  Accounts Receivable, Net and Supplemental Balance Sheet Information

The following comprise accounts receivable, net and other:

	December 31,
	2011	2010
Accounts receivable	$82,076	$74,985
Receivables under contractual arrangements	11,194	7,557
	93,270	82,542
Less allowances for doubtful accounts	2,475	2,110
	$90,795	$80,432

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.

The following items comprise the amounts included in the balance sheet:

	December 31,
Other current assets	2011	2010
Refundable income taxes	$2,602	$4,689
Deferred income taxes	12,071	6,813
Other	2,247	1,614
Total	$16,920	$13,116

	December 31,
Other assets, noncurrent	2011	2010
Assets invested for self-insurance	$13,064	$11,475
Investment--cost-method affiliate	1,168	1,534
Other	1,737	1,941
Total	$15,969	$14,950

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

E.  Accounts Receivable, Net and Supplemental Balance Sheet Information (continued)

	December 31,
Accrued expenses	2011	2010
Employee compensation	$15,046	$13,599
Accrued compensated absences	7,138	6,552
Self-insured medical claims	2,950	2,918
Customer advances, deposits	1,321	1,068
Taxes, other than income	2,622	2,380
Accrued litigation settlement	2,900	—
Other	2,146	4,356
Total	$34,123	$30,873

	December 31,
Other liabilities, noncurrent	2011	2010
Pension and retirement plans	$11,207	$5,448
Deferred income taxes	5,633	371
Other	2,525	1,828
Total	$19,365	$7,647

F.  Litigation Settlement and Supplemental Operating Information

Litigation Settlement

We recorded a pretax charge of $2,900 in the fourth quarter 2011 in connection with the proposed litigation Settlement Agreement, which is subject to final approval, related to the purported class-action suit filed in the State of California in and for the County of Alameda concerning off-duty meal periods and the required content of paycheck stubs. See Note U, “Commitments and Contingencies.”

Other Nonoperating Income (Expense), Net

Other nonoperating income (expense), net, included in the statements of operations follows:

	Year Ended December 31,
	2011	2010	2009
Other nonoperating income (expense), net	$(2,850)	$(2,521)	$(1,880)

Other nonoperating income (expense), net, includes a writedown of $366 in the fourth quarter 2011 to reduce the carrying value of a cost-method affiliate that experienced an other-than-temporary impairment.

Other nonoperating income (expense) net, also includes foreign currency (i) losses of $269 for 2011, (ii) losses of $379 for 2010 and, (iii) gains of $176 for 2009 on the intercompany balances of our Canadian operations.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

G.  Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2011	2010	2009
Interest paid	$3,882	$2,174	$2,438
Income taxes paid, net	2,137	7,509	7,598
Noncash transactions:
Debt issued for purchases of businesses	$500	$—	$750
Detail of acquisitions:
Assets acquired:
Receivables	$16	$—	$—
Prepaid expense	—	112	—
Equipment	321	1,703	653
Deposits and other	—	1,549	—
Intangibles	1,190	3,588	847
Liabilities assumed	(65)	(1,116)	(42)
Debt issued for purchases of businesses	(500)	—	(750)
Cash paid	$962	$5,836	$708

H.  Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2011		December 31, 2010
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	5.8	years	$12,627	$9,570	$11,852	$8,453
Employment-related	4.7	years	5,345	4,573	5,066	3,914
Tradenames	6.5	years	4,358	2,783	4,226	2,197
Total			22,330	$16,926	21,144	$14,564
Less accumulated amortization			16,926		14,564
Identified intangibles, net			5,404		6,580
Unamortized intangible assets:
Goodwill	Not amortized		21,677		21,275
			$27,081		$27,855

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

H.  Identified Intangible Assets and Goodwill, Net (continued)

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2011 follow:

	Balance at January 1, 2011	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2011
Utility Services	$1,314	$—	$—	$1,314
Residential and Commercial Services	18,214	426	(24)	18,616
All other	1,747	—	—	1,747
Total	$21,275	$426	$(24)	$21,677

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2011, in each of the next five years follows:

Estimated Future Amortization Expense
Year ending December 31, 2012	$1,611
2013	1,245
2014	892
2015	712
2016	515

I. Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2011	2010
Notes payable	$—	$1,988
Current portion of long-term debt	5,837	5,670
	$5,837	$7,658

At December 31, 2011, we also had unused short-term lines of credit with several banks totaling $11,405, generally at the banks' prime rate or LIBOR plus a margin adjustment of 1.25% to 1.75%. Long-term debt consisted of the following:

	December 31,
	2011	2010
Revolving credit facility
Prime rate borrowings	$—	$—
LIBOR borrowings	20,000	30,000
	20,000	30,000
Senior unsecured notes	30,000	30,000
Term loans	6,973	7,261
	56,973	67,261
Less current portion	5,837	5,670
	$51,136	$61,591

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

I. Short-Term and Long-Term Debt (continued)

Revolving Credit Facility and 5.09% Senior Unsecured Notes--On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the "5.09% Senior Notes") and amended the Amended and Restated Credit Agreement dated November 21, 2006 to provide a revolving credit facility under which up to an aggregate of $140,000 is available (previously $159,000), with the term extended to December 19, 2014 (the “Amended Credit Agreement”).

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

As of December 31, 2011, we had unused commitments under the facility approximating $70,974, with $69,026 committed, consisting of borrowings of $20,000 and issued letters of credit of $49,026. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 2.37% at December 31, 2011 and 2.73% at December 31, 2010.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2011 were as follows: 2012--$5,837; 2013-- $618; 2014-- $20,518; 2015-- $0, and, 2016-- $6,000.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

J.  Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2011	2010
Workers' compensation	$33,355	$30,631
Present value discount	1,756	1,995
	31,599	28,636
Vehicle liability	6,544	6,329
General liability	19,122	19,445
Total	57,265	54,410
Less current portion	26,793	23,752
Noncurrent portion	$30,472	$30,658

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2011	2010
Balance, beginning of year	$54,410	$53,693
Provision for claims	29,931	28,477
Payment of claims	27,076	27,760
Balance, end of year	$57,265	$54,410
Workers' compensation discount rate	2.50%	3.30%

K.  Operating Lease Obligations

We lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under noncancelable operating leases, as of December 31, 2011 were as follows:

Minimum lease obligations	Operating Lease Obligations

Year ending December 31, 2012	$4,680
2013	3,248
2014	1,647
2015	1,049
2016	778
2017 and after	253
Total minimum lease payments	$11,655

Total rent expense under all operating leases was $6,233 in 2011, $5,719 in 2010 and $5,772 in 2009.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

L.  Common Shares and Preferred Shares

Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Common Shares--The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2011 was 21,456,880. The number of shares in the treasury for each of the three years in the period ended December 31, 2011 was as follows: 2011--7,611,245; 2010--7,344,624; and 2009--6,884,652.

Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. During 2011, purchases of common shares totaled 779,838 shares for $14,222 in cash; we also had direct sales to directors and employees of 15,641 shares for $285, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 60,784 shares to our 401(k) plan for $1,102 and issued 124,607 shares to participant accounts to satisfy our liability for the 2010 employer match in the amount of $2,293. The liability accrued at December 31, 2011 for the 2011 employer match was $2,473. There were also 150,253 shares purchased during 2011 under the Employee Stock Purchase Plan.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding:

	December 31,
	2011	2010
Shares outstanding, beginning of year	14,112,256	14,572,228
Shares purchased	(779,838)	(1,249,057)
Shares sold	351,285	362,383
Stock subscription offering, employee cash purchases	—	200,380
Options exercised	161,932	226,322
	(266,621)	(459,972)
Shares outstanding, end of year	13,845,635	14,112,256

On December 31, 2011, we had 13,845,635 common shares outstanding and employee and director options exercisable to purchase 942,385 common shares.

During the second quarter 2010, the promissory notes related to the common share subscription offering completed in August
2002 were paid-in-full for stock subscription financing payments made by biweekly payroll deduction.  All other promissory notes related to the common share offering completed in August 2002 whereby some employees opted to finance their subscription with a down-payment of at least 10% of their total purchase price and a seven-year promissory note for the balance due, with interest at 4.75% per year have been paid or, in a few instances, canceled.  The promissory notes outstanding were collateralized with the common shares subscribed and the common shares were only issued when the related promissory note was paid-in-full.  Dividends were paid on all unissued subscribed shares.

M.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other adjustments that relate to foreign currency translation adjustments, changes in the fair value of interest rate contracts qualifying as cash flow hedges, and defined benefit pension plan adjustments. We do not provide income taxes on currency translation adjustments, as the earnings of our Canadian operations are considered to be indefinitely reinvested.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

M.  Accumulated Other Comprehensive Income (Loss) (continued)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Interest Rate Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2009	$(831)	$(1,057)	$(7,745)	$(9,633)
Unrealized gains (losses)	2,886	—	—	2,886
Unrealized gains in fair value	—	350	—	350
Unrecognized amounts from defined benefit pension plans	—	—	2,550	2,550
Tax effect	—	(133)	(969)	(1,102)
Net of tax amount	2,886	217	1,581	4,684
Balance at December 31, 2009	$2,055	$(840)	$(6,164)	$(4,949)
Unrealized gains (losses)	1,404	—	—	1,404
Unrealized gains in fair value	—	315	—	315
Unrecognized amounts from defined benefit pension plans	—	—	790	790
Tax effect	—	(120)	(512)	(632)
Net of tax amount	1,404	195	278	1,877
Balance at December 31, 2010	$3,459	$(645)	$(5,886)	$(3,072)
Unrealized gains (losses)	(509)	—	—	(509)
Unrealized gains in fair value	—	917	—	917
Unrecognized amounts from defined benefit pension plans	—	—	(6,111)	(6,111)
Tax effect	—	(349)	2,780	2,431
Net of tax amount	(509)	568	(3,331)	(3,272)
Balance at December 31, 2011	$2,950	$(77)	$(9,217)	$(6,344)

N.  The Davey 401KSOP and Employee Stock Ownership Plan

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

Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a "401(k) plan") feature. Participants in the plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2009 we match, in either cash or our common shares, 100% of the first one percent and 50% of the next three percent of each participant's before-tax contribution, limited to the first 4% of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May
2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.

Total compensation for these plans, consisting primarily of the employer match was $2,473 in 2011, $2,293 in 2010, and $2,239 in 2009.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

O.  Stock-Based Compensation

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

Stock-Based Plans--The Stock Plan consolidates into a single plan provisions for the grant of stock options and other stock-based incentives and maintenance of the Employee Stock Purchase Plan. Prior to adoption of the Stock Plan and its predecessor, the 1994 Omnibus Stock Plan, we had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 3,200,000 during the ten-year term of the Stock Plan. Shares purchased since 1994 under the Employee Stock Purchase Plan were 3,761,027. With 2009 as the transition year, each continuing nonemployee director receives an annual award of 3,000 stock-settled stock appreciation rights that vest ratably over five years. Prior to the transition to stock-settled stock appreciation rights, each nonemployee director elected or appointed received a director option with the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant, exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan. The grant of awards, other than director options, is at the discretion of the Compensation Committee of the Board of Directors. As of December 31, 2011, there were 879,927 shares available for grant.

Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2011	2010	2009
Compensation expense, all share-based payment plans	$1,349	$1,224	$1,307
Income tax benefit	329	292	329

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

	Year Ended December 31,
	2011	2010	2009
Number of employees participating	1,272	1,230	1,217
Shares purchased during the year	150,253	156,381	151,208
Weighted-average per share purchase price paid	$15.46	$14.11	$13.76
Cumulative shares purchased since 1982	8,380,835	8,230,582	8,074,201

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $410 in 2011, $389 in 2010 and $367 in 2009.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

O.  Stock-Based Compensation (continued)

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock-options awarded on or after January 1, 2006 were required to be measured at fair value. At December 31, 2011, there were 646,768 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $269 in 2011, $361 in 2010 and $356 in 2009.

Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2011, the Compensation Committee of the Board of Directors awarded 98,800 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes the SSARs as of December 31, 2011:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2011	148,159	$3.34
Granted	98,800	3.60
Forfeited	—	—
Vested	(36,771)	3.31
Unvested, December 31, 2011	210,188	$3.47	3.1 years	$561	$3,783
Employee SSARs	182,680	$3.60	3.1 years	$499	$3,288
Nonemployee Director SSARs	27,508	$2.60	3.9 years	$62	$495

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights totaled $185 in 2011, $105 in 2010 and $57 in 2009.

Performance-Based Restricted Stock Units--During the year ended December 31, 2011, the Compensation Committee of the Board of Directors awarded 27,405 Performance-Based Restricted Stock Units to certain management employees.

Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes
Performance-Based Restricted Stock Units as of December 31, 2011:

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2011	126,036	$14.02
Granted	27,405	17.09
Forfeited	—	—
Vested	(39,533)	12.90
Unvested, December 31, 2011	113,908	$15.15	2.4 years	$823	$2,050

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

O.  Stock-Based Compensation (continued)

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $485 in 2011, $369 in 2010 and $527 in 2009.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Volatility rate	11.9%	12.2%	12.4%
Risk-free interest rate	2.9%	3.0%	2.9%
Expected dividend yield	1.5%	1.5%	1.5%
Expected life of awards (years)	8.9	9.4	9.4

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2011:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,256,106	$10.27
Granted	—	—
Exercised	(145,321)	7.57
Forfeited	—	—
Outstanding, December 31, 2011	1,110,785	$10.62	4.1 years	$11,799	$8,195
Exercisable, December 31, 2011	942,385	$9.61	3.4 years		$7,911

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

O.  Stock-Based Compensation (continued)

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2011 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$6.75	464,017	1.9 years	$6.75	464,017	$6.75
11.25	357,900	4.4 years	11.25	357,900	11.25
16.00	134,200	7.8 years	16.00	53,800	16.00
16.60	110,000	8.8 years	16.60	22,000	16.60
	1,066,117	4.2 years	$10.44	897,717	$9.34
Director options:
$10.00 to $16.40	44,668	2.1 years	14.95	44,668	14.95
	1,110,785	4.1 years	$10.62	942,385	$9.61

We issue common shares from treasury upon the exercise of stock options, stock-settled stock appreciation rights, performance-based restricted stock units or purchases under the Employee Stock Purchase Plan.

P.  Defined Benefit Pension Plans

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

P.  Defined Benefit Pension Plans (continued)

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2011	2010
Change in benefit obligation
Projected benefit obligation at beginning of year	$28,251	$27,473
Service cost	134	130
Interest cost	1,671	1,625
Plan amendments	—	3
Actuarial loss	3,324	38
Benefits paid	(1,232)	(1,018)
Projected benefit obligation at end of year	$32,148	$28,251
Accumulated benefit obligation at end of year	$31,940	$28,115

	December 31,
	2011	2010
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$23,867	$22,421
Actual return on plan assets	(1,361)	2,037
Employer contributions	804	427
Benefits paid	(1,232)	(1,018)
Fair value of plan assets at end of year	$22,078	$23,867

	December 31,
	2011	2010
Funded status of the plans
Fair value of plan assets	$22,078	$23,867
Projected benefit obligation	32,148	28,251
Funded status of the plans	$(10,070)	$(4,384)

	December 31,
	2011	2010
Amounts reported in the consolidated balance sheets
Current liability	$(41)	$(14)
Noncurrent liability	(10,029)	(4,370)
Funded status of the plans	$(10,070)	$(4,384)

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

P.  Defined Benefit Pension Plans (continued)

Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2011		At December 31, 2010
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$15,179	$9,158	$9,122	$5,860
Unrecognized prior service cost	96	59	109	70
Unrecognized transition asset	—	—	(68)	(44)
	$15,275	$9,217	$9,163	$5,886

To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants. The total amount of unrecognized prior service cost and transition asset are also amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2012 follows:

	Year Ending December 31, 2012
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$1,047	$649
Unrecognized prior service cost	14	9
	$1,061	$658

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2011	2010
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$32,148	$28,251
Accumulated benefit obligation	31,940	28,115
Fair value of plan assets	22,078	23,867

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

P.  Defined Benefit Pension Plans (continued)

The actuarial assumptions follow. The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2011	2010	2009
Actuarial assumptions
Discount rate	5.25%	6.00%	6.00%
Expected long-term rate of return on plan assets	7.75	8.00	8.00
Rate of increase in future compensation levels	3.50	3.50	3.50

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2011	2010	2009
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$134	$130	$117
Interest cost on projected benefit obligation	1,671	1,625	1,587
Expected return on plan assets	(1,908)	(1,767)	(1,485)
Amortization of net actuarial loss	535	615	841
Amortization of prior service cost	14	14	14
Amortization of transition asset	(68)	(69)	(69)
Net pension expense of defined benefit pension plans	$378	$548	$1,005

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

Equity assets are to be allocated within certain ranges among the asset categories of large cap growth and value; small/midcap growth and value; and international growth and value. Each of the equity asset categories are assigned to an appropriate asset manager or mutual fund. Fixed income assets are allocated within a certain range to mutual funds of fixed income securities. Alternative investment assets are allocated within a certain range to mutual funds and may include the use of leverage. Short-selling, securities lending, financial futures, margins, options, and derivatives are not used. Investments in nonmarketable securities, commodities, or direct ownership of real estate are prohibited.

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2011, was 7.75%.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

P.  Defined Benefit Pension Plans (continued)

Plan Assets--The fair values of our pension plan assets at December 31, 2011 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2011 Using:
Description	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds	$2,183	$—	$2,183	$—
U.S. large-cap equities
Growth	2,317	2,317	—	—
Value	2,136	2,136	—	—
U.S. small/mid-cap equities
Growth	1,816	1,816	—	—
Value	2,134	2,134	—	—
International equities
Growth	2,081	2,081	—	—
Value	2,017	2,017	—	—
Fixed income	4,199	4,199	—	—
Multiclass world-allocation mutual funds	3,195	3,195	—	—
	$22,078	$19,895	$2,183	$—

The fair values of our pension plan assets at December 31, 2010 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2010 Using:
Description	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash	$826	$826	$—	$—
U.S. large-cap equities
Growth	3,257	3,257	—	—
Value	3,178	3,178	—	—
U.S. small/mid-cap equities
Growth	1,434	1,434	—	—
Value	1,440	1,440	—	—
International equities
Growth	2,800	2,800	—	—
Value	2,757	2,757	—	—
Fixed income	5,971	5,531	440	—
Multiclass world-allocation mutual funds	2,204	2,204	—	—
	$23,867	$23,427	$440	$—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

P.  Defined Benefit Pension Plans (continued)

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

Expected Benefit Plan Contributions--We expect, as of December 31, 2011, to make defined-benefit contributions totaling $1,051 before December 31, 2012.

Expected Benefit Plan Payments--The benefits, as of December 31, 2011, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow:

Participants Benefits
Estimated future payments
Year ending December 31, 2012	$1,219
2013	1,267
2014	1,332
2015	1,401
2016	1,496
Years 2017 to 2021	8,866

Multiemployer Defined Benefit Pension Plans--In providing services to our Utility Services customers, we contribute to multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees.

These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multiemployer plans. In general, these plans are managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We generally are not represented on the board of trustees.

The risks of participating in these multiemployer plans are different from single-employer plans in that: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be assumed by the remaining participating employers; and, (c) if we choose to stop participating in a multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

P.  Defined Benefit Pension Plans (continued)

Our participation in the multiemployer defined benefit pension plans is summarized in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act of 2006 (the “PPA”) zone status is from the Form 5500, “Annual Return/Report of Employee Benefit Plan,” filed by the plan and certified by the plan's actuary. The PPA zone status describes plans that are underfunded. Among other factors, plans in the “critical” red zone are generally less than 65% funded; plans in the “endangered” yellow zone are less than 80% funded; and, plans in the “safe” green zone are at least 80% funded.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIB/RP Status Pending/Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2011	2010		2011	2010	2009
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$442	$380	$362	No	Ranging from December 31, 2012 to June 30, 2014
Eighth District Electrical Pension Fund	84-6100393/001	Red as of March 31, 2010		Yes - RP	60	47	29	Yes	December 31, 2013
					$502	$427	$391

We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.

The National Electric Benefit Fund is green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”). We are party to six collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from December 31, 2012 to June 30, 2014.

The Eight District Electrical Pension Fund is red zone status--critical--and rehabilitation has been implemented for this plan. Plans in the red zone are generally less than 65% funded. Federal law requires pension plans in critical status to adopt a rehabilitation plan aimed at restoring the financial health of the plan. The law also requires that all contributing employers pay to the plan a surcharge to help correct the plan's financial health. During the first year that a plan is in critical red zone status, the surcharge percentage is 5% of required contributions and, in subsequent plan years, the surcharge percentage is 10% of required contributions. The surcharge does not apply once a rehabilitation plan is agreed to by the bargaining parties. In the event that we decide to cease participating in this plan, we could be assessed a withdrawal liability. We currently do not have any plans that would trigger the assessment of a withdrawal liability under this multiemployer defined benefit pension plan.

Q.  Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2011	2010	2009
United States	$18,261	$18,549	$18,239
Canada	5,039	5,785	5,337
Total	$23,300	$24,334	$23,576

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

Q.  Income Taxes (continued)

The provision for income taxes follows:

	Year Ended December 31,
	2011	2010	2009
Currently payable:
Federal	$3,065	$4,051	$5,598
State	2,277	1,057	1,404
Canadian	1,565	1,789	1,699
Total current	6,907	6,897	8,701
Deferred taxes	2,328	3,384	498
Total taxes on income	$9,235	$10,281	$9,199

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1	3.2	2.9
Effect of Canadian income taxes	(1.2)	(1.0)	(.7)
Nondeductible expenses	2.5	2.0	1.5
ESOP dividend deduction	(1.2)	(1.1)	(1.2)
U.S. tax benefit of foreign source income	(.1)	(.7)	—
Valuation allowance on foreign tax credits	(1.1)	4.2	—
All other, net	.6	.6	1.5
Effective income tax rate	39.6%	42.2%	39.0%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.

Significant components of our current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2011	2010
Deferred tax assets:
Accrued compensated absences	$2,182	$1,654
Self-insurance accruals	9,303	5,148
Other, net	893	314
	12,378	7,116
Less deferred tax asset valuation allowance	307	303
Net deferred income tax assets--current	$12,071	$6,813

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

Q.  Income Taxes (continued)

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2011	2010
Deferred tax assets:
Self-insurance accruals	$10,491	$13,595
Intangibles	424	325
Accrued expenses and other liabilities	700	506
Accrued stock compensation	1,395	1,254
Defined benefit pension plans	3,702	1,439
Foreign tax credit carryforward	768	1,014
Other future deductible amounts, net	1,392	971
	18,872	19,104
Less deferred tax asset valuation allowance	461	711
	18,411	18,393
Deferred tax liabilities:
Property and equipment	24,044	18,764
	24,044	18,764
Net deferred income tax liabilities--noncurrent	$5,633	$371

Prior to 2010, we had not recorded deferred income taxes on the undistributed earnings of our Canadian operations because of management’s intent to indefinitely reinvest such earning outside of the U.S.  During the fourth quarter 2010, we repatriated earnings of our Canadian operations due to capital in Canada in excess of current and future projected needs.  As a result, we recorded additional U.S. federal and state taxes that are payable as a result of the repatriation of the previously undistributed earnings.

A deferred tax asset has been recorded for the portion of the foreign tax credit that is unavailable in the current year—the foreign tax credit carryforward. A valuation allowance is required when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Because of the uncertainty regarding realization, a valuation allowance equal to the U.S. tax benefit of the foreign tax credit carryforward is recorded—$768 at December 31, 2011—which is subject to expiration in 2020, if not utilized.

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

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. Uncertain tax positions are recognized only if they are more-likely-than-not to be upheld during examination based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more-likely-than-not (determined on a cumulative probability basis) to be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate settlement, a further charge to expense may result.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

Q.  Income Taxes (continued)

The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2011	2010
Unrecognized tax benefits	$1,825	$1,524
Portion, if recognized, would reduce tax expense and effective tax rate	1,260	853
Accrued interest on unrecognized tax benefits	99	68
Accrued penalties on unrecognized benefits	—	—

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

As of December 31, 2011, if certain pending tax matters settle, we believe it is reasonably possible that additional payments approximating $255 will be made during the next twelve months. However, we do not anticipate an increase or decrease in our total uncertain tax positions during the next twelve months that would be material to our financial condition or the results of operations.

The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$1,524	$2,165	$1,910
Additions based on tax positions related to the current year	279	372	363
Additions for tax positions of prior years	101	1,185	972
Reductions for tax positions of prior years	(61)	(232)	(203)
Reductions related to settlements with taxing authorities	—	(900)	—
Lapses in statutes of limitations	(18)	(1,066)	(877)
Balance, end of year	$1,825	$1,524	$2,165

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

R.  Earnings Per Share Information

Earnings per share is computed as follows:

	Year Ended December 31,
	2011	2010	2009
Income available to common shareholders:
Net income	$14,065	$14,053	$14,377
Weighted-average shares:
Basic:
Outstanding	14,006,093	14,511,100	14,665,076
Partially-paid share subscriptions	—	—	200,658
Basic weighted-average shares	14,006,093	14,511,100	14,865,734
Diluted:
Basic from above	14,006,093	14,511,100	14,865,734
Incremental shares from assumed:
Exercise of stock subscription purchase rights	—	—	182,194
Exercise of stock options and awards	530,779	520,094	588,217
Diluted weighted-average shares	14,536,872	15,031,194	15,636,145
Share data:
Earnings per share--basic	$1.00	$.97	$.97
Earnings per share--diluted	$.97	$.93	$.92

S.  Operations by Business Segment and Geographic Information

Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services.

Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control. Davey Resource Group , which provides services related to natural resource management and consulting, forestry research and development, and environmental planning and also maintains research, technical support and laboratory diagnostic facilities, is a nonreportable segment and, along with other operating activities, is included in "All Other."

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

Segment assets are those generated or directly used by each segment, and include accounts receivable, operating supplies, and property and equipment.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

S.  Operations by Business Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2011
Revenues	$323,061	$266,402	$56,571			$646,034
Income (loss) from operations	10,790	21,593	6,743	(6,325)	(a)	32,801
Interest expense				(3,794)		(3,794)
Interest income				43		43
Other income (expense), net				(2,850)		(2,850)
Income before income taxes						$23,300

Depreciation	$22,308	$11,917	$1,666	$1,927	(b)	$37,818
Amortization	484	994	27	403		1,908
Capital expenditures	16,304	12,961	1,338	4,098		34,701
Segment assets, total	126,481	100,749	16,011	60,493	(c)	303,734

Fiscal Year 2010
Revenues	$299,474	$253,547	$38,711	$—		$591,732
Income (loss) from operations	14,851	17,776	1,895	(4,910)	(a)	29,612
Interest expense				(2,803)		(2,803)
Interest income				46		46
Other income (expense), net				(2,521)		(2,521)
Income before income taxes						$24,334

Depreciation	$20,977	$12,106	$1,267	$1,180	(b)	$35,530
Amortization	467	485	9	830		1,791
Capital expenditures	20,808	9,663	761	3,521		34,753
Segment assets, total	118,016	89,580	13,026	67,685	(c)	288,307

Fiscal Year 2009
Revenues	$291,306	$231,412	$39,393	$—		$562,111
Income (loss) from operations	17,992	9,969	6,426	(6,576)	(a)	27,811
Interest expense				(2,380)		(2,380)
Interest income				25		25
Other income (expense), net				(1,880)		(1,880)
Income before income taxes						$23,576

Depreciation	$19,775	$13,407	$1,393	$1,705	(b)	$36,280
Amortization	465	292	9	911		1,677
Capital expenditures	13,351	6,387	403	1,697		21,838
Segment assets, total	112,872	95,843	11,625	45,732	(c)	266,072

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

S.  Operations by Business Segment and Geographic Information (continued)

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

(b)	Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.

(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2011	2010	2009
Revenues
United States	$577,613	$531,698	$507,257
Canada	68,421	60,034	54,854
	$646,034	$591,732	$562,111

	December 31,
	2011	2010	2009
Long-lived assets, net
United States	$141,108	$142,013	$139,142
Canada	16,121	15,469	15,683
	$157,229	$157,482	$154,825

T.  Fair Value Measurements and Financial Instruments

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

T.  Fair Value Measurements and Financial Instruments (continued)

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010, were as follows:

		Fair Value Measurements at December 31, 2011 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,064	$13,064	$—	$—
Defined benefit pension plan assets	22,078	19,895	2,183	—

Liabilities:
Interest rate swaps, classified as accrued expenses	$123	$—	$123	$—
Fuel derivatives, classified as accrued expenses	108	—	108	—
Fuel derivatives, classified as other noncurrent liabilities	317	—	317	—
Deferred compensation	684	—	684	—

		Fair Value Measurements at December 31, 2010 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$11,475	$11,475	$—	$—
Defined benefit pension plan assets	23,867	23,427	440	—

Liabilities:
Interest rate swaps, classifieds as accrued expenses	$1,040	$—	$1,040	$—
Deferred compensation	690	—	690	—

The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

T.  Fair Value Measurements and Financial Instruments (continued)

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

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$20,000	$20,000	$30,000	$30,000
Senior unsecured notes	30,000	29,925	30,000	30,007
Term loans, noncurrent	1,136	1,135	1,591	1,593
Total	$51,136	$51,060	$61,591	$61,600

The carrying value of our revolving credit facility approximates fair value as the interest rates on the amounts outstanding are variable. The fair value of our senior unsecured notes and term loans is determined based on expected future weighted-average interest rates with the same remaining maturities.

Market Risk and Derivative Financial Instruments

In the normal course of business, we are exposed to market risk related to changes in foreign currency exchange rates, changes in interest rates and changes in fuel prices. We do not hold or issue derivative financial instruments for trading or speculative purposes. We use derivative financial instruments to manage risk, in part, associated with changes in interest rates and changes in fuel prices.

Foreign Currency Rate Risk--We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada, where we provide a comprehensive range of horticultural services. Our financial results could be affected by factors such as changes in the foreign currency exchange rate or differing economic conditions in the Canadian markets as compared with the markets for our services in the United States. Our earnings are affected by translation exposures from currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Similarly, the Canadian dollar-denominated assets and liabilities may result in financial exposure as to the timing of transactions and the net asset/liability position of our Canadian operations. Presently, we do not engage in hedging activities related to our foreign currency rate risk.

Interest Rate Risk--We are exposed to market risk related to changes in interest rates on long-term debt obligations. The interest rates on substantially all of our long-term debt outstanding are variable. We have entered into interest rate swap contracts--derivative financial instruments--with the objective of altering interest rate exposures related to a portion of variable debt.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

T.  Fair Value Measurements and Financial Instruments (continued)

Interest Rate Swaps--As of December 31, 2011, we held an interest rate swap contract--cash-flow hedge--to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contract, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. This interest rate swap has reset dates and fixed-rate indices that match those of our underlying variable-rate long-term debt and has been designated as a cash-flow hedge for a portion of that debt. As all of the critical terms of our interest rate swap contract matches the debt to which it pertains, there was no ineffectiveness related to this interest rate swap in 2011, 2010 or 2009 and all related unrealized gains and losses were deferred in accumulated other comprehensive income (loss). The estimated fair value of our interest rate swap is calculated based on market rates to settle the instrument--classified as Level 2 of the valuation hierarchy--and represent the estimated amounts we would pay upon transfer, taking into consideration current market rates and creditworthiness.

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

	As of December 31,
	2011	2010
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Liability fair value of interest rate swaps, classified as accrued expenses	$123	$1,040

Notional amount of long-term debt hedged	$10,000	$30,000

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Liability fair value of fuel derivatives, classified as accrued expenses	$108	$—

Liability fair value of fuel derivatives, classified as other noncurrent liabilities	$317	$—

Longest remaining term, in months	24	—

Notional hedged volume, in thousands of gallons	2,500	—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

T.  Fair Value Measurements and Financial Instruments (continued)

	Year Ended December 31,
	2011	2010
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$917	$315

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as an increase in costs and expenses, operating	$425	$—

U.  Commitments and Contingencies

Letters of Credit

At December 31, 2011, we were contingently liable to our principal banks in the amount of $50,033 for letters of credit outstanding primarily related to insurance coverage.

Surety Bonds

In certain circumstances, we have performance obligations that are supported by surety bonds in connection with our contractual commitments.

Litigation

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

Management has assessed all such matters, including the matter described below, based on current information and made a judgment concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment is made subject to the known uncertainty of litigation and management’s judgment as to estimates made may prove materially different from actual results.

Ely v. Davey Tree Surgery Company--Davey Tree Surgery Company, a subsidiary of The Davey Tree Expert Company, was named as a defendant in Peter Ely et al. v. Davey Tree Surgery Company, et al., a purported class-action lawsuit in the State of California filed on July 15, 2008 in the Superior Court of the State of California in and for the County of Alameda. The plaintiffs alleged on behalf of themselves and a putative class that Davey Tree Surgery Company failed to comply with California law concerning off-duty meal periods and the required content of paycheck stubs.

The plaintiffs alleged that they and the putative "meal periods" class were not provided with uninterrupted, duty-free 30-minute meal periods. In addition, plaintiffs claimed that because they were allegedly required to work during their meal breaks, Davey Tree Surgery Company violated California's minimum wage law because they and the putative class members were not paid minimum wage for their alleged work during meal breaks. Plaintiffs also contended that Davey Tree Surgery Company violated California law by not including the time that they and the putative "wage statement" class members worked during their meal periods, their hourly rates of pay and the number of hours worked at each hourly rate on their paycheck stubs.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2011
(In thousands, except share data)

U.  Commitments and Contingencies (continued)

The Court granted plaintiffs' motion for class certification and certified both the "meal periods" class and the "wage statements" class; some individuals were members of both classes, while others were members of only one class (collectively, the "class members"). A trial was initially scheduled for January 30, 2012.

The trial was rescheduled to March 26, 2012, pending results of a mediation process initiated in January 2012 with plaintiffs and Local Union 1245 of the International Brotherhood of Electrical Workers (the "Union").

As a result of the mediation, on January 6, 2012, Davey Tree Surgery Company entered into a Settlement Agreement and Release of All Claims (the "Settlement Agreement") with the plaintiffs, counsel for the class members, and the Union representing the class members.

The Settlement Agreement requires court approval of its terms, a process that could take several months to complete. In the event that the Court denies final approval of the Settlement Agreement with prejudice and both Davey Tree Surgery Company and the plaintiffs have exhausted all means to challenge that denial, the Settlement Agreement will be void in all respects and the litigation will continue.

The Settlement Agreement provides for Davey Tree Surgery to pay a total sum of $2,900 that was recorded in the fourth quarter 2011.

V.  Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2011 and 2010.

	Fiscal 2011, Three Months Ended
	Apr 2	Jul 2	Oct 1	Dec 31
Revenues	$131,324	$173,953	$178,799	$161,958
Gross profit	35,494	62,711	62,642	58,561
Income (loss) from operations	(8,220)	16,567	13,342	11,112
Net income (loss)	(6,046)	9,159	6,962	3,990

Net income (loss) per share--Basic	$(.43)	$.65	$.50	$.29
Net income (loss) per share -- Diluted:	$(.43)	$.63	$.48	$.28

ESOT Valuation per share	$18.40	$18.40	$18.00	$19.70

	Fiscal 2010, Three Months Ended
	Apr 3	Jul 3	Oct 2	Dec 31
Revenues	$124,478	$160,103	$156,493	$150,658
Gross profit	35,927	59,290	55,632	53,611
Income (loss) from operations	(5,639)	15,488	10,080	9,683
Net income (loss)	(4,095)	8,693	4,841	4,614

Net income (loss) per share -- Basic	$(.28)	$.59	$.33	$.33
Net income (loss) per share -- Diluted	$(.28)	$.57	$.32	$.32

ESOT Valuation per share	$16.60	$16.60	$16.60	$18.40

Fourth quarters 2011 and 2010 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2011 and 2010 by approximately $5,737 and $4,855, respectively.

Fourth quarter 2011 includes a litigation settlement of $2,900 and a writedown of $366 to reduce the carrying value of a cost-method affiliate that experienced an other-than-temporary impairment.