Form 10-Q
period 2012-03-31
DAVEY TREE EXPERT CO
filed 2012-05-02
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

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

There were 13,836.019 Common Shares, $1.00 par value, outstanding as of April 27, 2012.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 31, 2012

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$12,551	$10,267
Accounts receivable, net	92,849	90,795
Operating supplies	6,558	5,586
Other current assets	20,197	23,888
Total current assets	132,155	130,536

Property and equipment	449,571	438,989
Less accumulated depreciation	315,316	308,841
	134,255	130,148

Other assets	16,826	15,969
Identified intangible assets and goodwill, net	26,662	27,081
	$309,898	$303,734
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$35,303	$35,282
Accrued expenses	25,995	34,123
Other current liabilities	30,919	32,630
Total current liabilities	92,217	102,035

Long-term debt	67,101	51,136
Self-insurance accruals	33,414	30,472
Other noncurrent liabilities	15,250	19,365
	207,982	203,008
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding	21,457	21,457
Additional paid-in capital	2,633	1,721
Retained earnings	187,448	188,613
Accumulated other comprehensive loss	(5,611)	(6,344)
	205,927	205,447
Less: Cost of Common shares held in treasury; 7,505 shares at March 31, 2012 and 7,611 shares at December 31, 2011	104,011	104,721

	101,916	100,726
	$309,898	$303,734
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenues	$146,644	$131,324

Costs and expenses:
Operating	99,884	95,830
Selling	24,403	22,987
General and administrative	12,598	11,224
Depreciation and amortization	9,457	9,584
Gain on sale of assets, net	(206)	(81)
	146,136	139,544

Income (loss) from operations	508	(8,220)

Other income (expense):
Interest expense	(703)	(890)
Interest income	27	5
Other, net	(635)	(663)

Loss before income taxes	(803)	(9,768)

Income tax benefits	(232)	(3,722)

Net loss	$(571)	$(6,046)

Net loss per share--basic and diluted	$(.04)	$(.43)

Weighted-average shares outstanding--basic and diluted	13,863	14,127

Dividends declared per share	$.043	$.043

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net loss	$(571)	$(6,046)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	493	585
Change in deferred gains on cash flow hedges	77	134
Defined benefit pension plan adjustments	163	74

Total other comprehensive income, net of tax	733	793

Comprehensive income (loss)	$162	$(5,253)

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating activities
Net loss	$(571)	$(6,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,457	9,584
Other	(1,197)	114
Changes in operating assets and liabilities:
Accounts receivable	(2,054)	2,466
Operating liabilities	(5,214)	(2,685)
Other, net	220	(4,647)
	1,212	4,832
Net cash provided by (used in) operating activities	641	(1,214)

Investing activities
Capital expenditures:
Equipment	(13,518)	(13,418)
Land and buildings	(71)	(77)
Purchases of businesses	—	(162)
Other	459	148
Net cash used in investing activities	(13,130)	(13,509)

Financing activities
Revolving credit facility proceeds, net	16,000	12,000
Purchase of common shares for treasury	(2,488)	(1,205)
Sale of common shares from treasury	3,552	2,922
Dividends	(594)	(604)
Other	(1,697)	(4,324)
Net cash provided by financing activities	14,773	8,789

Increase/(Decrease) in cash and cash equivalents	2,284	(5,934)

Cash and cash equivalents, beginning of period	10,267	12,017
Cash and cash equivalents, end of period	$12,551	$6,083

Supplemental cash flow information follows:
Interest paid	$1,104	$1,375
Income taxes paid	1,263	754

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
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

Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).

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

Recent Accounting Guidance

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of Accounting Standards Updates (or “ASUs”) to the FASB’s Accounting Standards Codification™ (the “Codification”). The Codification is the single source of nongovernmental authoritative U.S. GAAP as well as all relevant U.S. SEC guidance in separate sections within the Codification. All other accounting guidance not included in the Codification is considered nonauthoritative.

In the descriptions of the ASUs that follow, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards-Fair Value Measurement--In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us). The adoption of this ASU did not have a material impact on our financial position, results of operations or cash flow.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
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
Due to the seasonality of our business, our operating results for the three months ended March 31, 2012 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2012. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
The following comprises accounts receivable, net, and other amounts included in the balance sheet:

Accounts receivable, net	March 31, 2012	December 31, 2011
Accounts receivable	$81,502	$82,076
Receivables under contractual arrangements	13,865	11,194
	95,367	93,270

Less allowances for doubtful accounts	2,518	2,475

Accounts receivable, net	$92,849	$90,795

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Accrued expenses	March 31, 2012	December 31, 2011
Employee compensation	$8,212	$15,046
Accrued compensated absences	7,716	7,138
Self-insured medical claims	3,282	2,950
Customer advances, deposits	—	1,321
Taxes, other than income	2,085	2,622
Accrued litigation settlement	2,900	2,900
Other	1,800	2,146
Total	$25,995	$34,123

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

D.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	March 31, 2012		December 31, 2011
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$12,636	$9,762	$12,627	$9,570
Employment-related	5,347	4,704	5,345	4,573
Tradenames	4,359	2,908	4,358	2,783

Amortized intangible assets	$22,342	$17,374	$22,330	$16,926

Less accumulated amortization	17,374		16,926

Identified intangibles, net	4,968		5,404

Unamortized intangible assets:
Goodwill	21,694		21,677
	$26,662		$27,081

E.	Long-Term Debt
Our long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
Revolving credit facility
Prime rate borrowings	$5,000	$—
LIBOR borrowings	31,000	20,000
	36,000	20,000
Senior unsecured notes	30,000	30,000
Term loans	4,560	6,973
	70,560	56,973
Less current portion	3,459	5,837
	$67,101	$51,136

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $140,000 revolving credit facility with a group of banks, which will expire in December 2014 and permits borrowings, as defined, up to $140,000 with a letter of credit sublimit of $100,000 and which, under certain circumstances, may be increased to $160,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

E.	Long-Term Debt (continued)
As at March 31, 2012, we had unused commitments under the facility approximating $58,944, with $81,056 committed, consisting of borrowings of $36,000 and issued letters of credit of $45,056. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Compensation expense, all share-based payment plans	$631	$337

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $104 being recognized for the three months ended March 31, 2012 and $96 for the three months ended April 2, 2011.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At March 31, 2012, there were 642,218 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $41 for the three months ended March 31, 2012 and $103 for the three months ended April 2, 2011.

Stock-Settled Stock Appreciation Rights--During the three months ended March 31, 2012, the Compensation Committee of the Board of Directors awarded 87,000 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of March 31, 2012.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2012	210,188	$3.47
Granted	87,000	2.84
Forfeited	—	—
Vested	(50,440)	3.53
Unvested, March 31, 2012	246,748	$3.23	3.9 years	$727	$4,861

Employee SSARs	219,240	$3.31	4.0 years	$669	$4,319
Nonemployee Director SSARs	27,508	$2.60	3.7 years	$58	$542

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $92 for the three months ended March 31, 2012 and $42 for the three months ended April 2, 2011.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
Performance-Based Restricted Stock Units--During the three months ended March 31, 2012, the Compensation Committee of the Board of Directors awarded 23,058 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of March 31, 2012.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2012	113,908	$15.15
Granted	23,058	19.41
Forfeited	—	—
Vested	(58,128)	14.51

Unvested, March 31, 2012	78,838	$16.87	2.6 years	$876	$1,553

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $394 for the three months ended March 31, 2012 and $96 for the three months ended April 2, 2011.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	March 31, 2012	April 2, 2011
Volatility rate	11.7%	11.9%
Risk-free interest rate	1.7%	3.0%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	9.0	8.7

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 31, 2012.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2012	1,110,785	$10.62
Granted	—	—
Exercised	(81,143)	7.14
Forfeited	—	—
Outstanding, March 31, 2012	1,029,642	$10.90	4.3 years	$11,220	$9,064

Exercisable, March 31, 2012	858,642	$9.82	3.3 years		$8,484

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at March 31, 2012 is summarized below:

Stock Options Exercise Price		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:	$ 6.75	387,424	1.7 years	$6.75	387,424	$6.75
	11.25	355,650	4.2 years	11.25	355,650	11.25
	16.00	132,500	7.6 years	16.00	49,500	16.00
	16.60	109,400	8.6 years	16.60	21,400	16.60
		984,974	4.2 years	$10.71	813,974	$9.54

Director options:	$10.00 to $16.40	44,668	1.9 years	14.95	44,668	14.95
		1,029,642	4.3 years	$10.90	858,642	$9.82

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended
	March 31, 2012	April 2, 2011
Components of pension cost
Service costs--increase in benefit obligation earned	$44	$33
Interest cost on projected benefit obligation	417	418
Expected return on plan assets	(428)	(477)
Amortization of net actuarial loss	262	134
Amortization of prior service cost	3	3
Amortization of transition asset	—	(17)
Net pension cost of defined benefit pension plans	$298	$94

Employer Contributions--Contributions of $203 were made to our defined-benefit pension plans during the three months ended March 31, 2012. We expect, as of March 31, 2012, to make additional defined-benefit plan contributions totaling $808 before December 31, 2012.

H.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2012 annual effective tax rate is estimated to approximate 39%.  Our annual effective tax rate for 2011 was 39.6%.

At December 31, 2011, we had unrecognized tax benefits of $1,825, of which $1,260 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $99. At March 31, 2012, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments.  With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008.

As of March 31, 2012, if certain pending tax matters settle, we believe it is reasonably possible that additional tax payments will be made during the next twelve months within a range of $200 to $300. However, we do not anticipate an increase or decrease in our total uncertain tax positions during the next twelve months that would be material to our financial condition or the results of operations.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

I.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate swaps qualifying as cash flow hedges, and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Interest Rate Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$2,950	$(77)	$(9,217)	$(6,344)
Unrealized gains	493	—	—	493
Unrealized gains in fair value	—	123	—	123
Unrecognized amounts from defined benefit pension plans	—	—	265	265
Tax effect	—	(46)	(102)	(148)
Net of tax amount	493	77	163	733

Balance at March 31, 2012	$3,443	$—	$(9,054)	$(5,611)

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

	Three Months Ended
	March 31, 2012	April 2, 2011
Income available to common shareholders:
Net loss	$(571)	$(6,046)

Weighted-average shares:
Basic:
Outstanding	13,863	14,127
Basic weighted-average shares	13,863	14,127

Diluted:
Basic from above	13,863	14,127
Incremental shares from assumed:
Exercise of stock options and awards	501	528
Diluted weighted-average shares	14,364	14,655

Net loss per share -- basic and diluted	$(.04)	$(.43)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended March 31, 2012 follows:

Shares outstanding at January 1, 2012	13,845,635
Shares purchased	(126,379)
Shares sold	147,455
Options and awards exercised	84,913
105,989
Shares outstanding at March 31, 2012	13,951,624

On March 31, 2012, we had 13,951,624 common shares outstanding, and employee and director options exercisable to purchase 858,642 common shares.

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

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in the 2011 Annual Report.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

K.    Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended March 31, 2012
Revenues	$80,496	$51,132	$15,016			$146,644
Income (loss) from operations	3,127	(2,734)	(152)	267	(a)	508
Interest expense				(703)		(703)
Interest income				27		27
Other income (expense), net				(635)		(635)
Loss before income taxes						$(803)
Segment assets, total	$127,966	$102,852	$17,849	$61,231	(b)	$309,898

Three Months Ended April 2, 2011
Revenues	$74,651	$45,659	$11,014	$—		$131,324
Income (loss) from operations	(670)	(5,840)	(1,236)	(474)	(a)	(8,220)
Interest expense				(890)		(890)
Interest income				5		5
Other income (expense), net				(663)		(663)
Loss before income taxes						$(9,768)
Segment assets, total	$120,776	$95,945	$14,497	$58,489	(b)	$289,707

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)
Our assets and liabilities measured at fair value on a recurring basis at March 31, 2012, were as follows:

		Fair Value Measurements at March 31, 2012 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$14,039	$14,039	$—	$—
Fuel derivatives, classified as other current assets	374	—	374	—
Fuel derivatives, classified as other noncurrent assets	106	—	106	—

Liabilities:
Deferred compensation	$768	$—	$768	$—

There were no transfers of assets or liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2011 were as follows:

		Fair Value Measurements at December 31, 2011 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,064	$13,064	$—	$—

Liabilities:
Interest rate swaps, classified as accrued expenses	$123	$—	$123	$—
Fuel derivatives, classified as accrued expenses	108	—	108	—
Fuel derivatives, classified as other noncurrent liabilities	317	—	317	—
Deferred compensation	684	—	684	—

The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company’s common shares, determined by independent valuation.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)
Fair Value of Financial Instruments--The fair values of our current assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. The assets invested for self-insurance are money market funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair values of our derivative instruments are calculated based on market rates to settle the instruments, representing the amount we would receive upon sale or pay upon transfer. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	March 31, 2012		December 31, 2011
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$36,000	$36,000	$20,000	$20,000
Senior unsecured notes	30,000	29,169	30,000	29,925
Term loans, noncurrent	1,101	1,101	1,136	1,135
Total	$67,101	$66,270	$51,136	$51,060

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

Interest Rate Swaps--From time-to-time we have held interest rate swaps—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. As of March 31, 2012, all interest rate swap contracts previously entered into expired.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
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

The following tables set forth quantitative information related to our derivatives instruments and where these amounts are recorded in our consolidated financial statements.

	As of
	March 31, 2012	December 31, 2011
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Liability fair value of interest rate swaps, classified as accrued expenses	$—	$123

Notional amount of long-term debt hedged	$—	$10,000

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Asset fair value of fuel derivatives, classified as other current assets	$374	$—

Asset fair value of fuel derivatives, classified as other noncurrent assets	$106	$—

Liability fair value of fuel derivatives, classified as accrued expenses	$—	$108

Liability fair value of fuel derivatives, classified as other noncurrent liabilities	$—	$317

Longest remaining term, in months	21	24

Notional hedged volume, in thousands of gallons	2,200	2,500

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$123	$218

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a decrease in operating costs and expenses	$922	$—

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

The Court granted plaintiffs' motion for class certification and certified both the "meal periods" class and the "wage statements" class; some individuals were members of both classes, while others were members of only one class (collectively, the "class members"). A trial was initially scheduled for January 30, 2012 and was rescheduled to March 26, 2012, pending results of a mediation process initiated in January 2012 with plaintiffs and Local Union 1245 of the International Brotherhood of Electrical Workers (the "Union").

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012
(Amounts in thousands, except share data)

M. Contingencies (continued)
As a result of the mediation, on January 6, 2012, Davey Tree Surgery Company entered into a Settlement Agreement and Release of All Claims (the "Settlement Agreement") with the plaintiffs, counsel for the class members, and the Union representing the class members.

The Settlement Agreement requires court approval of its terms. The Court, in April 2012, granted preliminary approval of the Settlement Agreement and set a hearing for final approval on the motion in August 2012. In the event that the Court denies final approval of the Settlement Agreement with prejudice and both Davey Tree Surgery Company and the plaintiffs have exhausted all means to challenge that denial, the Settlement Agreement will be void in all respects and the litigation will continue.

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

Index

RESULTS OF OPERATIONS

(Amounts in thousands, except share data)

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended
	March 31, 2012	April 2, 2011	Percentage Change
Revenues	100.0%	100.0%	11.7%

Costs and expenses:
Operating	68.1	73.0	4.2
Selling	16.6	17.5	6.2
General and administrative	8.6	8.5	12.2
Depreciation and amortization	6.5	7.3	(1.3)
(Gain)/loss on sale of assets, net	(.1)	(.1)	nm

Income from operations	.3	(6.2)	(106.2)

Other income (expense):
Interest expense	(.5)	(.7)	(21.0)
Interest income	—	—	nm
Other, net	(.3)	(.5)	(4.2)

Loss before income taxes	(.5)	(7.4)	(91.8)

Income tax benefits	(.1)	(2.8)	(93.8)

Net loss	(.4)%	(4.6)%	(90.6)%

nm--not meaningful

Index

First Quarter—Three Months Ended March 31, 2012 Compared to Three Months Ended April 2, 2011

Our results of operations for the three months ended March 31, 2012 compared to the three months ended April 2, 2011 follows:

	Three Months Ended
	March 31, 2012	April 2, 2011	Change	Percentage Change
Revenues	$146,644	$131,324	$15,320	11.7%

Costs and expenses:
Operating	99,884	95,830	4,054	4.2
Selling	24,403	22,987	1,416	6.2
General and administrative	12,598	11,224	1,374	12.2
Depreciation and amortization	9,457	9,584	(127)	(1.3)
(Gain)/loss on sale of assets, net	(206)	(81)	(125)	nm
	146,136	139,544	6,592	4.7

Income from operations	508	(8,220)	8,728	(106.2)
Other income (expense):
Interest expense	(703)	(890)	187	(21.0)
Interest income	27	5	22	nm
Other, net	(635)	(663)	28	(4.2)
Loss before income taxes	(803)	(9,768)	8,965	(91.8)

Income tax benefits	(232)	(3,722)	3,490	(93.8)

Net loss	$(571)	$(6,046)	$5,475	(90.6)%

nm--not meaningful

Revenues--Revenues of $146,644 increased $15,320 compared with $131,324 in the first quarter 2011. Utility Services increased $5,845 or 7.8% compared with the first quarter 2011. New contracts and increases on existing contracts within our U.S. and Canadian operations account for the increase. Residential and Commercial Services increased $5,473 or 12.0% from the first quarter 2011. Residential and Commercial revenues for the first quarter 2012 were favorably impacted by unseasonably warm weather conditions and an increase in demand for services. Total revenue of $146,644 includes production incentive revenue, recognized under the completed-performance method, of $3,070 during the first quarter 2012 compared with $370 during the first quarter 2011.

Operating Expenses--Operating expenses of $99,884 increased $4,054 compared with the first quarter 2011 and, as a percentage of revenues, decreased 4.9% to 68.1%. Utility Services increased $1,653 or 2.7% compared with the first quarter 2011, and as a percentage of revenues decreased 3.7% to 76.8%. Increased labor expense, fuel expense, equipment maintenance expense, materials expense and tool expense, associated with the increase in revenues, were partially offset by a reduction in subcontractor expense. Residential and Commercial Services increased $2,060 or 7.4% compared with the first quarter 2011 but, as a percentage of revenues, decreased 2.6% to 58.6%. Increased labor expense, fuel expense, crew expenses and tools and saw expense were partially offset by a reduction in subcontractor expense and material expense.

Index

Fuel costs of $6,949 increased $571, or 9.0%, from the $6,378 incurred in the first quarter 2011 and impacted operating expenses within all segments. The $571 increase included price increases approximating $525 and usage increases approximating $46. Operating costs and expenses include an expense reduction of $922 associated with fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $24,403 increased $1,416 compared with the first quarter 2011 but as a percentage of revenues decreased .9% to 16.6%. Utility Services increased $367 or 6.1% over the first quarter 2011 and as a percentage of revenues decreased .1% to 8.0%. Increases in field management wages and incentive expense, field management travel expense, field management vehicle expense and professional services expense were partially offset by decreases in office rent, branch office expenses, employee development expense and communication expense. Residential and Commercial Services experienced a decrease of $25 or .2% over the first quarter 2011. Decreases in office support wages, office rent, utilities expense, sales and marketing expense, employee development expense and branch office expenses were partially offset by increases in field management wages and incentive expense, field management travel expense and field management vehicle expense.

General and Administrative Expenses--General and administrative expenses of $12,598 increased $1,374 from $11,224 in the first quarter 2011. Increases in salary and incentive expense, professional service expense, travel expense, pension expense and stock-based compensation expense were partially offset by decreases in utilities expense and postage expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,457 decreased $127 from $9,584 in the first quarter of 2011.  The decrease is attributable to a reduction in amortization expense related to acquisitions coupled with lower depreciation related to capital expenditures made in prior years.

Gain/Loss on the Sale of Assets, Net--Gain on the sale of assets was $206 for the first quarter 2012 as compared with $81 in the first quarter 2011.  The increase is the result of an increase in the number of equipment units sold in the first quarter 2012 as compared with the first quarter 2011.

Interest Expense--Interest expense of $703 decreased $187 from the $890 incurred in the first quarter 2011. The decrease is attributable to lower average debt levels necessary to fund operations and capital expenditures as compared to the first quarter 2011.

Other, Net--Other, net, of $635 decreased $28 from the $663 incurred in the first quarter 2011 and consisted of nonoperating income and expense, including foreign currency gains on the intercompany account balances of our Canadian operations as compared with foreign currency losses in the first quarter 2011.

Income Taxes--Income tax benefits for the first quarter 2012 were $232, as compared to $3,722 for the first quarter 2011. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2011 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2011 was 39.6%.

Net Loss--Net loss of $571 for the first quarter 2012 was $5,475 less than the $6,046 loss experienced in the first quarter 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011, are summarized as follows:

	2012	2011
Cash provided by (used in):
Operating activities	$641	$(1,214)
Investing activities	(13,130)	(13,509)
Financing activites	14,773	8,789
Increase/(Decrease) in cash	$2,284	$(5,934)

Cash Provided by Operating Activities--Cash provided by operating activities was $641 for the first three months of 2012, or $1,855 more than the $1,214 used in the first three months of 2011. The increase in operating cash flow was primarily attributable to a reduction in our net loss and a decrease in depreciation and amortization of $127, offset by $2,182 cash used for operating assets and liabilities.

Overall, accounts receivable increased $2,054 during the first three months of 2012, as compared to the decrease of $2,466 during the first three months of 2011. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2012 increased 4 days to 58 days, as compared to the end of the first three months of 2011. The increase in DSO was primarily due to the timing of sales occurring during the quarter. The DSO at April 2, 2011 was 54 days.

Operating liabilities decreased $5,214 in the first three months of 2012, or $2,529 more than the $2,685 decrease in the first three months of 2011. Accounts payable and accrued expenses decreased $8,107 during the first three months of 2012 as compared with a decrease of $5,831 for the first three months of 2011. Decreases in trade payables, 401KSOP liabilities and employee compensation were partially offset by increases of $1,321 in advance payments from customers, compensated-absence accruals, self-insured medical claims and professional services. Self-insurance accruals increased $2,893 in the first three months of 2012, which was $253 more than the increase of $3,146 experienced in the first three months of 2011. The increase occurred in all classifications -- workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, was an increase in cash of $220 for the first three months of 2012 as compared with a decrease in cash of $4,647 for the first three months of 2011, with the $4,867 net change related primarily to the noncash decrease in deferred taxes being greater in 2011 as compared with 2012.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2012 was $13,130, or $379 less than the $13,509 used during the first three months of 2011. The decrease was primarily the result of increased proceeds on the sale of equipment and a reduction in expenditures for the purchase of businesses.

Cash Provided by Financing Activities--Cash provided by financing activities of $14,773 increased $5,984 during the first three months of 2012 as compared with the $8,789 of cash provided during the first three months of 2011. During the first three months of 2012, our revolving credit facility provided $16,000 in cash as compared with the $12,000 provided during the first three months of 2011. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments on notes payable used $1,697 during the first three months of 2012, $2,627 less than the $4,324 used in the first three months of 2011. Treasury share transactions (purchases and sales) provided $1,064 for the first three months of 2012, or $653 less cash than the $1,717 provided in the first three months of 2011. Dividends paid of $594 decreased $10, as compared with $604 paid in the first three months of 2011.

Index

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $140,000 revolving credit facility with a group of banks, which will expire in December 2014 and permits borrowings, as defined, up to $140,000 with a letter of credit sublimit of $100,000 and which, under certain circumstances, may be increased to $160,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As at March 31, 2012, we had unused commitments under the facility approximating $58,944, with $81,056 committed, consisting of borrowings of $36,000 and issued letters of credit of $45,056. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all of our other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on July 22, 2016 (the sixth anniversary of issuance). The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as at March 31, 2012, to make future payments for the periods indicated.

		Nine Months Ending December 31, 2012
			Year Ending December 31,
Description	Total		2013	2014	2015	2016	Thereafter
Revolving credit facility	$36,000	$—	$—	$36,000	$—	$—	$—
Senior unsecured notes	30,000	—	—	—	—	6,000	24,000
Term loans	4,560	3,419	620	521	—	—	—
Operating lease obligations	10,485	3,510	3,248	1,647	1,049	778	253
Self-insurance accruals	60,158	25,988	13,279	8,053	4,035	1,703	7,100
Purchase obligations	5,384	5,384	—	—	—	—	—
Other liabilities	15,250	4,475	398	609	782	572	8,414
	$161,837	$42,776	$17,545	$46,830	$5,866	$9,053	$39,767

Index

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of March 31, 2012. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of March 31, 2012, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of March 31, 2012, we were contingently liable for letters of credit in the amount of $46,063, of which $45,056 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2012 through 2016. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At March 31, 2012, we had working capital of $39,938, short-term lines of credit approximating $10,789 and $58,944 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for at least the next twelve months and for the foreseeable future.

RECENT ACCOUNTING GUIDANCE

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of Accounting Standards Updates (or “ASUs”) to the FASB’s Accounting Standards Codification™ (the “Codification”). The Codification is the single source of nongovernmental authoritative U.S. GAAP as well as all relevant U.S. Securities and Exchange Commission guidance in separate sections within the Codification. All other accounting guidance not included in the Codification is considered nonauthoritative.

In the descriptions of the ASUs that follow, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards-Fair Value Measurement--In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for us). The adoption of this ASU did not have a material impact on our financial position, results of operations or cash flow.

Index

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2011, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”—those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily with Utility Services customers; allowance for doubtful accounts; and self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

•	We are subject to claims and litigation that may have an adverse effect on us.

•	We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual future results.

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in our annual report on Form 10-K for the year ended December 31, 2011 in “ Part I - Item 1A. Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended March 31, 2012, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2012 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Court granted plaintiffs' motion for class certification and certified both the "meal periods" class and the "wage statements" class; some individuals were members of both classes, while others were members of only one class (collectively, the "class members"). A trial was initially scheduled for January 30, 2012 and was rescheduled to March 26, 2012, pending results of a mediation process initiated in January 2012 with plaintiffs and Local Union 1245 of the International Brotherhood of Electrical Workers (the "Union").

As a result of the mediation, on January 6, 2012, Davey Tree Surgery Company entered into a Settlement Agreement and Release of All Claims (the "Settlement Agreement") with the plaintiffs, counsel for the class members, and the Union representing the class members.

The Settlement Agreement requires court approval of its terms. The Court, in April 2012, granted preliminary approval of the Settlement Agreement and set a hearing for final approval on the motion in August 2012. In the event that the Court denies final approval of the Settlement Agreement with prejudice and both Davey Tree Surgery Company and the plaintiffs have exhausted all means to challenge that denial, the Settlement Agreement will be void in all respects and the litigation will continue.

Index

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

At this time, and as previously reported, Davey believes that insurance coverage and recorded accruals are sufficient to provide for losses related to these potential liabilities.

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

Index

The effects of the recent economic downturn and the continuing financial and credit uncertainties may adversely impact our customers' future spending as well as pricing and payment for our services, thus negatively impacting our operations and growth.
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

Index

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
We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including California wild fire claims). A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability. The determination of such claims and expenses, and the extent of the need for accrued liabilities, are continually reviewed and updated. If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected. Also, where we self-insure, deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers' compensation. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

Furthermore, many customers, particularly utilities, prefer to do business with contractors with significant financial resources, who can provide substantial insurance coverage. Should we be unable to renew our excess liability insurance and other commercial insurance policies at competitive rates, this loss would have an adverse effect on our financial condition and results of operations.

The unavailability or cancellation of third-party insurance coverage may have a material adverse effect on our financial condition and results of operations as well as disrupt our operations.
There can be no assurance that any of our existing excess insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be available at competitive rates for the required limits. In addition, our third-party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, they may have a material adverse effect on our financial condition and results of operations as well as disrupt our operations. For example, we have operations in California, which has an environment prone to wildfires. Should our third-party insurers determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities, having a material adverse effect on our financial condition and results of operations, and potentially disrupting our California operations.

Index

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

Index

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2012
January 1 to January 28	902	$18.00	n/a	n/a
January 29 to February 25	298	18.00	n/a	n/a
February 26 to March 31	125,179	19.70	n/a	n/a
Total First Quarter	126,379	19.68

Total Year to Date	126,379	19.68

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ David E. Adante
Date:	May 2, 2012		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 2, 2012	By:	/s/ Nicholas R. Sucic
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

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.