Form 10-Q
period 2012-06-30
DAVEY TREE EXPERT CO
filed 2012-08-01
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

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

There were 13,818,530 Common Shares, $1.00 par value, outstanding as of July 27, 2012.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 30, 2012

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,202	$10,267
Accounts receivable, net	106,280	90,795
Operating supplies	7,063	5,586
Other current assets	17,429	23,888
Total current assets	137,974	130,536

Property and equipment	448,945	438,989
Less accumulated depreciation	317,128	308,841
	131,817	130,148

Other assets	16,663	15,969
Identified intangible assets and goodwill, net	26,198	27,081
	$312,652	$303,734
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$33,101	$35,282
Accrued expenses	32,936	34,123
Other current liabilities	28,115	32,630
Total current liabilities	94,152	102,035

Long-term debt	58,917	51,136
Self-insurance accruals	36,799	30,472
Other noncurrent liabilities	15,529	19,365
	205,397	203,008
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding	21,457	21,457
Additional paid-in capital	3,089	1,721
Retained earnings	196,216	188,613
Accumulated other comprehensive loss	(5,846)	(6,344)
	214,916	205,447
Less: Cost of Common shares held in treasury; 7,644 shares at June 30, 2012 and 7,611 shares at December 31, 2011	107,661	104,721

	107,255	100,726
	$312,652	$303,734
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$182,411	$173,953	$329,055	$305,277

Costs and expenses:
Operating	116,472	111,242	216,356	207,072
Selling	28,197	25,684	52,600	48,671
General and administrative	11,480	10,783	24,078	22,007
Depreciation and amortization	9,670	9,840	19,127	19,424
Gain on sale of assets, net	(678)	(163)	(884)	(244)
	165,141	157,386	311,277	296,930

Income from operations	17,270	16,567	17,778	8,347

Other income (expense):
Interest expense	(707)	(984)	(1,410)	(1,874)
Interest income	29	9	56	14
Other, net	(874)	(661)	(1,509)	(1,324)

Income before income taxes	15,718	14,931	14,915	5,163

Income taxes	6,302	5,772	6,070	2,050

Net income	$9,416	$9,159	$8,845	$3,113

Net income per share:
Basic	$.68	$.65	$.64	$.22
Diluted	$.66	$.63	$.62	$.21

Weighted-average shares outstanding:
Basic	13,838	14,058	13,851	14,093
Diluted	14,286	14,569	14,325	14,612

Dividends declared per share	$.045	$.043	$.088	$.085

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$9,416	$9,159	$8,845	$3,113
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(618)	114	(125)	699
Change in deferred gains on cash flow hedges	—	223	77	273
Defined benefit pension plan adjustments	383	120	546	148

Other comprehensive income (loss)	(235)	457	498	1,120

Comprehensive income	$9,181	$9,616	$9,343	$4,233

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Operating activities
Net income	$8,845	$3,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,127	19,424
Other	(485)	358
Changes in operating assets and liabilities:
Accounts receivable	(15,485)	(15,377)
Operating liabilities	2,547	5,414
Other, net	2,158	(830)
	7,862	8,989
Net cash provided by operating activities	16,707	12,102

Investing activities
Capital expenditures:
Equipment	(20,878)	(25,431)
Land and buildings	(212)	(175)
Purchases of businesses	—	(962)
Other	1,513	539
Net cash used in investing activities	(19,577)	(26,029)

Financing activities
Revolving credit facility proceeds, net	8,400	21,600
Purchase of common shares for treasury	(7,762)	(7,847)
Sale of common shares from treasury	5,437	4,972
Dividends	(1,242)	(1,189)
Other	(5,028)	(7,053)
Net cash (used in) provided by financing activities	(195)	10,483

Decrease in cash and cash equivalents	(3,065)	(3,444)

Cash and cash equivalents, beginning of period	10,267	12,017
Cash and cash equivalents, end of period	$7,202	$8,573

Supplemental cash flow information follows:
Interest paid	$1,465	$1,992
Income taxes paid	4,799	877

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
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
Due to the seasonality of our business, our operating results for the six months ended June 30, 2012 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2012. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
The following comprise accounts receivable, net, and other:

Accounts receivable, net	June 30, 2012	December 31, 2011
Accounts receivable	$87,399	$82,076
Receivables under contractual arrangements	21,538	11,194
	108,937	93,270

Less allowances for doubtful accounts	2,657	2,475

Accounts receivable, net	$106,280	$90,795

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)
Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following comprise the amounts included in the balance sheet:

Other current assets	June 30, 2012	December 31, 2011
Refundable income taxes	$2,884	$2,602
Deferred income taxes	7,927	12,071
Prepaid expenses	5,999	6,968
Other	619	2,247
Total	$17,429	$23,888

Accrued expenses	June 30, 2012	December 31, 2011
Employee compensation	$13,190	$15,046
Accrued compensated absences	8,158	7,138
Self-insured medical claims	3,148	2,950
Customer advances, deposits	—	1,321
Taxes, other than income	2,771	2,622
Accrued litigation settlement	2,900	2,900
Other	2,769	2,146
Total	$32,936	$34,123

D.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	June 30, 2012		December 31, 2011
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$12,411	$9,728	$12,627	$9,570
Employment-related	5,345	4,830	5,345	4,573
Tradenames	4,357	3,030	4,358	2,783

Amortized intangible assets	$22,113	$17,588	$22,330	$16,926

Less accumulated amortization	17,588		16,926

Identified intangibles, net	4,525		5,404

Unamortized intangible assets:
Goodwill	21,673		21,677
	$26,198		$27,081

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
(Amounts in thousands, except share data)

E.	Long-Term Debt
Our long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
Revolving credit facility
Prime rate borrowings	$1,400	$—
LIBOR borrowings	27,000	20,000
	28,400	20,000
Senior unsecured notes	30,000	30,000
Term loans	1,945	6,973
	60,345	56,973
Less current portion	1,428	5,837
	$58,917	$51,136

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

As of June 30, 2012, we had unused commitments under the facility approximating $66,913, with $73,087 committed, consisting of borrowings of $28,400 and issued letters of credit of $44,687. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

We issued $30,000 of 5.09% Senior Unsecured Notes, Series A, during July 2010 that are due July 22, 2020 (the “5.09% Senior Notes”).  The 5.09% Senior Notes were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes.

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
June 30, 2012
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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Compensation expense, all share-based payment plans	$294	$367	$925	$704

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $210 being recognized for the six months ended June 30, 2012 and $200 for the six months ended July 2, 2011.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At June 30, 2012, there were 615,501 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $80 for the six months ended June 30, 2012 and $190 for the six months ended July 2, 2011.

Stock-Settled Stock Appreciation Rights--During the six months ended June 30, 2012, the Compensation Committee of the Board of Directors awarded 105,000 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of June 30, 2012.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2012	210,188	$3.47
Granted	105,000	2.70
Forfeited	—	—
Vested	(57,371)	3.43
Unvested, June 30, 2012	257,817	$3.17	3.6 years	$699	$5,079

Employee SSARs	218,400	$3.31	3.6 years	$609	$4,302
Nonemployee Director SSARs	39,417	$2.34	3.9 years	$90	$777

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $156 for the six months ended June 30, 2012 and $98 for the six months ended July 2, 2011.

Performance-Based Restricted Stock Units--During the six months ended June 30, 2012, the Compensation Committee of the Board of Directors awarded 23,058 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of June 30, 2012.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2012	113,908	$15.15
Granted	23,058	19.41
Forfeited	—	—
Vested	(58,313)	14.52

Unvested, June 30, 2012	78,653	$16.87	2.4 years	$792	$1,549

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $479 for the six months ended June 30, 2012 and $216 for the six months ended July 2, 2011.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	June 30, 2012	July 2, 2011
Volatility rate	11.7%	11.9%
Risk-free interest rate	1.6%	2.9%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	9.1	8.9

General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 30, 2012.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2012	1,110,785	$10.62
Granted	—	—
Exercised	(117,260)	8.05
Forfeited	—	—
Outstanding, June 30, 2012	993,525	$10.93	4.1 years	$10,855	$8,717

Exercisable, June 30, 2012	822,525	$9.81	3.0 years		$8,138

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at June 30, 2012 is summarized below:

Stock Options Exercise Price		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:	$6.75	378,024	1.4 years	$6.75	378,024	$6.75
	11.25	329,133	3.9 years	11.25	329,133	11.25
	16.00	132,300	7.3 years	16.00	49,300	16.00
	16.60	109,400	8.3 years	16.60	21,400	16.60
		948,857	4.2 years	$10.74	777,857	$9.51

Director options:	$10.00 to $16.40	44,668	1.9 years	14.95	44,668	14.95
		993,525	4.1 years	$10.93	822,525	$9.81

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Components of pension cost
Service costs--increase in benefit obligation earned	$47	$34	$91	$67
Interest cost on projected benefit obligation	415	417	832	835
Expected return on plan assets	(425)	(477)	(853)	(954)
Settlement loss	219	—	219	—
Amortization of net actuarial loss	260	133	522	267
Amortization of prior service cost	4	4	7	7
Amortization of transition asset	—	(17)	—	(34)
Net pension cost of defined benefit pension plans	$520	$94	$818	$188

Employer Contributions--Contributions of $428 were made to our defined-benefit pension plans during the six months ended June 30, 2012. We expect, as of June 30, 2012, to make additional defined-benefit plan contributions totaling $582 before December 31, 2012.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
(Amounts in thousands, except share data)

H.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2012 annual effective tax rate is estimated to approximate 40%.  Our annual effective tax rate for 2011 was 39.6%.

At December 31, 2011, we had unrecognized tax benefits of $1,825, of which $1,260 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $99. At June 30, 2012, there were no significant changes in the unrecognized benefits, including the amount that would affect our effective tax rate if recognized, or the accrued interest expense related to the unrecognized tax benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments.  With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008. During the quarter ended June 30, 2012, we received notice that the Internal Revenue Service has selected for examination the Company's U.S. income tax return for the year ended December 31, 2010.

As of June 30, 2012, if certain pending tax matters settle, we believe it is reasonably possible that additional tax payments will be made during the next twelve months within a range of $200 to $300. However, we do not anticipate an increase or decrease in our total uncertain tax positions during the next twelve months that would be material to our financial condition or the results of operations.

I.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate swaps qualifying as cash flow hedges, and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Interest Rate Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$2,950	$(77)	$(9,217)	$(6,344)
Unrealized gains (losses)	(125)	—	—	(125)
Unrealized gains in fair value	—	123	—	123
Unrecognized amounts from defined benefit pension plans	—	—	748	748
Tax effect	—	(46)	(202)	(248)
Net of tax amount	(125)	77	546	498

Balance at June 30, 2012	$2,825	$—	$(8,671)	$(5,846)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
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

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Income available to common shareholders:
Net Income	$9,416	$9,159	$8,845	$3,113

Weighted-average shares:
Basic:
Outstanding	13,838	14,058	13,851	14,093
Basic weighted-average shares	13,838	14,058	13,851	14,093

Diluted:
Basic from above	13,838	14,058	13,851	14,093
Incremental shares from assumed:
Exercise of stock options and awards	448	511	474	519
Diluted weighted-average shares	14,286	14,569	14,325	14,612

Net income per share:
Basic	$.68	$.65	$.64	$.22

Diluted	$.66	$.63	$.62	$.21

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended June 30, 2012 follows:

Shares outstanding at January 1, 2012	13,845,635
Shares purchased	(394,390)
Shares sold	232,891
Options and awards exercised	129,081
(32,418)
Shares outstanding at June 30, 2012	13,813,217

On June 30, 2012, we had 13,813,217 common shares outstanding, and employee and director options exercisable to purchase 822,525 common shares.

Stock Subscription Offering--Beginning May 2012, the Company offered to eligible employees and nonemployee directors the right to subscribe to common shares of the Company at $19.70 per share in accordance with the provisions of The Davey Tree Expert Company 2004 Omnibus Stock Plan and the rules of the Compensation Committee of the Company's Board of Directors (collectively, the "plan"). The offering period ended on August 1, 2012.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)
Under the plan, a participant in the offering purchasing common shares for an aggregate purchase price of less than $5 had to pay with cash. All participants (excluding Company directors and officers) purchasing $5 or more of the common shares had an option to finance their purchase through a down-payment of at least 10% of the total purchase price and a seven-year promissory note for the balance due with interest at 2%. Payments on the promissory note can be made either by payroll deductions or annual lump-sum payments of both principal and interest.

Common shares purchased under the plan have been pledged as security for the payment of the promissory note and the common shares will not be issued until the promissory note is paid-in-full. Dividends will be paid on all subscribed shares, subject to forfeiture to the extent that payment is not ultimately made for the shares.

All participants in the offering purchasing in excess of $5 of common shares were granted a "right" to purchase one additional common share at a price of $19.70 per share for every three common shares purchased under the plan. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted. Employees may not exercise a right should they cease to be employed by the Company.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
(Amounts in thousands, except share data)

K.    Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended June 30, 2012
Revenues	$78,989	$87,294	$16,128	$—		$182,411
Income (loss) from operations	1,928	14,867	1,754	(1,279)	(a)	17,270
Interest expense				(707)		(707)
Interest income				29		29
Other income (expense), net				(874)		(874)
Income before income taxes						$15,718
Segment assets, total	124,964	114,934	18,807	53,947	(b)	$312,652

Three Months Ended July 2, 2011
Revenues	$79,153	$80,690	$14,110	$—		$173,953
Income (loss) from operations	2,006	13,810	1,332	(581)	(a)	16,567
Interest expense				(984)		(984)
Interest income				9		9
Other income (expense), net				(661)		(661)
Income before income taxes						$14,931
Segment assets, total	$126,441	$112,383	$17,722	$52,561	(b)	$309,107

Six Months Ended June 30, 2012
Revenues	$159,485	$138,426	$31,144	$—		$329,055
Income (loss) from operations	5,055	12,133	1,602	(1,012)	(a)	17,778
Interest expense				(1,410)		(1,410)
Interest income				56		56
Other income (expense), net				(1,509)		(1,509)
Income before income taxes						$14,915
Segment assets, total	$124,964	$114,934	$18,807	$53,947	(b)	$312,652

Six Months Ended July 2, 2011
Revenues	$153,804	$126,349	$25,124	$—		$305,277
Income (loss) from operations	1,336	7,970	96	(1,055)	(a)	8,347
Interest expense				(1,874)		(1,874)
Interest income				14		14
Other income (expense), net				(1,324)		(1,324)
Income before income taxes						$5,163
Segment assets, total	$126,441	$112,383	$17,722	$52,561	(b)	$309,107

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
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

Valuation Hierarchy--A valuation hierarchy is used for presentation of the inputs to measure fair value.  This hierarchy prioritizes the inputs into three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our assets and liabilities measured at fair value on a recurring basis at June 30, 2012, were as follows:

		Fair Value Measurements at June 30, 2012 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$14,156	$14,156	$—	$—

Liabilities:
Fuel derivatives, classified as accrued expenses	$306	$—	$306	$—
Fuel derivatives, classified as other noncurrent liabilities	237	—	237	—
Deferred compensation	787	—	787	—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
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

The assets invested for self-insurance are money market funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair values of our derivative instruments are calculated based on market rates to settle the instruments, representing the amount we would receive upon sale or pay upon transfer-Level 2 inputs. The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.
Fair Value of Financial Instruments-- Fair value information is required to be presented for all financial instruments, whether reported at fair value or historical carrying value.
The fair values of our current assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. The assets invested for self-insurance and derivative instruments are reported at fair value. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	June 30, 2012		December 31, 2011
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$28,400	$28,400	$20,000	$20,000
Senior unsecured notes	30,000	30,416	30,000	29,925
Term loans, noncurrent	715	715	1,136	1,135
Total	$59,115	$59,531	$51,136	$51,060

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)
The carrying value of our revolving credit facility approximates fair value as the interest rates on the amounts outstanding are variable. The fair value of our senior unsecured notes and our term loans is determined based on expected future weighted-average interest rates with the same remaining maturities--Level 2 inputs.

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

Interest Rate Risk--We are exposed to market risk related to changes in interest rates on long-term debt obligations. We regularly monitor and measure our interest rate risk and, to the extent that we believe we are exposed, from time-to-time we have entered into interest rate swap contracts--derivative financial instruments--with the objective of altering interest rate exposures related to a portion of variable debt.

Interest Rate Swaps--From time-to-time we have held interest rate swaps—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. During the first quarter 2012, all interest rate swap contracts previously entered into expired.

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
June 30, 2012
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)
The following tables set forth quantitative information related to our derivatives instruments and where these amounts are recorded in our consolidated financial statements.

	As of
	June 30, 2012	December 31, 2011
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Liability fair value of interest rate swaps, classified as accrued expenses	$—	$123

Notional amount of long-term debt hedged	$—	$10,000

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Liability fair value of fuel derivatives, classified as accrued expenses	$306	$108

Liability fair value of fuel derivatives, classified as other noncurrent liabilities	$237	$317

Longest remaining term, in months	18	24

Notional hedged volume, in thousands of gallons	1,900	2,500

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$—	$223	$123	$441

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as an (increase in)/decrease in operating costs and expenses	$(888)	$22	$34	$22

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012
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

Ely v. Davey Tree Surgery Company--Davey Tree Surgery Company, a subsidiary of The Davey Tree Expert Company, was named as a defendant in Peter Ely et al. v. Davey Tree Surgery Company et al., a purported class-action lawsuit in the State of California filed on July 15, 2008 in the Superior Court of the State of California in and for the County of Alameda. The plaintiffs alleged on behalf of themselves and a putative class that Davey Tree Surgery Company failed to comply with California law concerning off-duty meal periods and the required content of paycheck stubs.

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

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	Percentage Change	June 30, 2012	July 2, 2011	Percentage Change
Revenues	100.0%	100.0%	4.9%	100.0%	100.0%	7.8%

Costs and expenses:
Operating	63.9	63.9	4.7	65.8	67.9	4.5
Selling	15.4	14.8	9.8	16.0	15.9	8.1
General and administrative	6.3	6.2	6.5	7.3	7.2	9.4
Depreciation and amortization	5.3	5.7	(1.7)	5.8	6.4	(1.5)
Gain on sale of assets, net	(.4)	(.1)	nm	(.3)	(.1)	nm

Income from operations	9.5	9.5	4.2	5.4	2.7	113.0

Other income (expense):
Interest expense	(.4)	(.5)	(28.2)	(.4)	(.6)	(24.8)
Interest income	—	—	nm	—	—	nm
Other, net	(.5)	(.4)	32.2	(.5)	(.4)	14.0

Income before income taxes	8.6	8.6	5.3	4.5	1.7	188.9

Income taxes	3.4	3.3	9.2	1.8	.7	196.1

Net income	5.2%	5.3%	2.8%	2.7%	1.0%	184.1%

nm--not meaningful

Index

Second Quarter—Three Months Ended June 30, 2012 Compared to Three Months Ended July 2, 2011

Our results of operations for the three months ended June 30, 2012 compared to the three months ended July 2, 2011 follows:

	Three Months Ended
	June 30, 2012	July 2, 2011	Change	Percentage Change
Revenues	$182,411	$173,953	$8,458	4.9%

Costs and expenses:
Operating	116,472	111,242	5,230	4.7
Selling	28,197	25,684	2,513	9.8
General and administrative	11,480	10,783	697	6.5
Depreciation and amortization	9,670	9,840	(170)	(1.7)
Gain on sale of assets, net	(678)	(163)	(515)	nm
	165,141	157,386	7,755	4.9

Income from operations	17,270	16,567	703	4.2
Other income (expense):
Interest expense	(707)	(984)	277	(28.2)
Interest income	29	9	20	nm
Other, net	(874)	(661)	(213)	32.2
Income before income taxes	15,718	14,931	787	5.3

Income taxes	6,302	5,772	530	9.2

Net income	$9,416	$9,159	$257	2.8%

nm--not meaningful

Revenues--Revenues of $182,411 increased $8,458 compared with $173,953 in the second quarter 2011. Utility Services decreased $164 or .2% compared with the second quarter 2011. Crew reductions on two existing contracts, coupled with the loss of a contract within our U.S. operations, were partially offset by new contracts and increases on existing contracts within our U.S. and Canadian operations. Residential and Commercial Services increased $6,604 or 8.2% from the second quarter 2011. Residential and Commercial revenues for the second quarter 2012 continue to be favorably impacted by unseasonably warm weather conditions across the U.S. and an increase in consumer demand for our services. Total revenues of $182,411 include production incentive revenue, recognized under the completed-performance method, of $998 during the second quarter 2012 compared with $2,009 during the second quarter 2011.

Operating Expenses--Operating expenses of $116,472 increased $5,230 compared with the second quarter 2011 and, as a percentage of revenues, remained level at 63.9%. Utility Services decreased $241 or .4% compared with the second quarter 2011 and as a percentage of revenues decreased .1% to 78.5%. Decreased labor expense and subcontractor expense were partially offset by increases in equipment maintenance expense and material expense. Residential and Commercial Services increased $4,041 or 10.3% compared with the second quarter 2011 and, as a percentage of revenues, increased .9% to 49.5%. Increased labor expense, fuel expense, material expense, crew expenses, subcontractor expense and tools and saw expense, associated with the increase in revenues, account for the increase.

Index

Fuel costs of $8,484 increased $216, or 2.6%, from the $8,268 incurred in the second quarter 2011 and impacted operating expenses within all segments. The $216 increase (exclusive of fair value changes in our fuel derivatives) included price increases approximating $200 and usage increases approximating $16. Operating costs and expenses also includes expense of $888 for the second quarter 2012 as compared with expense of $22 for the second quarter 2011 related to our fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $28,197 increased $2,513 compared with the second quarter 2011 and as a percentage of revenues increased .6% to 15.4%. Utility Services increased $454 or 8.0% over the second quarter 2011 and as a percentage of revenues increased .6% to 7.8%. Increases in field management wages and incentive expense, field management travel expense and communication expense were partially offset by decreases in field management vehicle expense and professional services expense. Residential and Commercial Services experienced an increase of $1,688 or 8.9% over the second quarter 2011. Increases in field management wages and incentive expense, field management vehicle expense, field management travel expense, professional service expense and employee development expense were partially offset by decreases in office rent expense, office utilities expense and communication expense.

General and Administrative Expenses--General and administrative expenses of $11,480 increased $697 from $10,783 in the second quarter 2011. Increases in salary and incentive expense, professional service expense, office supplies expense, pension expense and stock-based compensation expense were partially offset by decreases in travel and living expenses.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,670 decreased $170 from $9,840 in the second quarter of 2011.  The decrease is attributable to a reduction in depreciation related to lower capital expenditures.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $678 for the second quarter 2012 as compared with $163 in the second quarter 2011.  The increase is the result of an increase in the number of equipment units sold in the second quarter 2012 as compared with the second quarter 2011.

Interest Expense--Interest expense of $707 decreased $277 from the $984 incurred in the second quarter 2011. The decrease is attributable to lower average debt levels necessary to fund operations and capital expenditures as compared to the second quarter 2011.

Other, Net--Other, net, of $874 increased $213 from the $661 incurred in the second quarter 2011 and consisted of nonoperating income and expense, including foreign currency gains on the intercompany account balances of our Canadian operations as compared with foreign currency losses in the second quarter 2011.

Income Taxes--Income tax expense for the second quarter 2012 was $6,302, as compared to $5,772 for the second quarter 2011. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2012 annual effective tax rate is estimated to approximate 40%. Our annual effective tax rate for 2011 was 39.6%.

Net Income--Net income of $9,416 for the second quarter 2012 was $257 greater than the $9,159 experienced in the second quarter 2011.

Index

First Half—Six Months Ended June 30, 2012 Compared to Six Months Ended July 2, 2011

Our results of operations for the six months ended June 30, 2012 compared to the six months ended July 2, 2011 follows:

	Six Months Ended
	June 30, 2012	July 2, 2011	Change	Percentage Change
Revenues	$329,055	$305,277	$23,778	7.8%

Costs and expenses:
Operating	216,356	207,072	9,284	4.5
Selling	52,600	48,671	3,929	8.1
General and administrative	24,078	22,007	2,071	9.4
Depreciation and amortization	19,127	19,424	(297)	(1.5)
Gain on sale of assets, net	(884)	(244)	(640)	nm
	311,277	296,930	14,347	4.8

Income from operations	17,778	8,347	9,431	113.0
Other income (expense):
Interest expense	(1,410)	(1,874)	464	(24.8)
Interest income	56	14	42	nm
Other, net	(1,509)	(1,324)	(185)	14.0
Income before income taxes	14,915	5,163	9,752	188.9

Income taxes	6,070	2,050	4,020	196.1

Net income	$8,845	$3,113	$5,732	184.1%

nm--not meaningful

Revenues--Revenues of $329,055 increased $23,778 compared with $305,277 in the first half 2011. Utility Services increased $5,681 or 3.7% compared with the first half 2011. New contracts and increases on existing contracts within our U.S. and Canadian operations offset the crew reductions on two existing accounts and the loss of an account within our U.S. operations. Residential and Commercial Services increased $12,077 or 9.6% from the first half 2011. Residential and Commercial revenues for the first half 2012 were favorably impacted by unseasonably warm weather conditions and an increase in consumer demand for our services. Total revenue of $329,055 includes production incentive revenue, recognized under the completed-performance method, of $4,068 during the first half 2012 compared with $2,388 during the first half 2011.

Operating Expenses--Operating expenses of $216,356 increased $9,284 compared with the first half 2011 but, as a percentage of revenues, decreased 2.1% to 65.8%. Utility Services increased $1,412 or 1.2% compared with the first half 2011, but as a percentage of revenues decreased 1.9% to 77.7%. Increased labor expense, fuel expense, equipment maintenance expense, disposal expense, materials expense and tool expense, associated with the increase in revenues, were partially offset by a reduction in subcontractor expense. Residential and Commercial Services increased $6,101 or 9.1% compared with the first half 2011 but, as a percentage of revenues, decreased .2% to 52.9%. Increased labor expense, fuel expense, equipment maintenance expense, materials expense, crew expenses and tools and saw expense were partially offset by a reduction in subcontractor expense.

Fuel costs of $15,433 increased $787, or 5.4%, from the $14,646 incurred in the first half 2011 and impacted operating expenses within all segments. The $787 increase (exclusive of fair value changes in our fuel derivatives) included price increases approximating $726 and usage increases approximating $61. Operating costs and expenses also includes an expense reduction of $34 for the first half 2012 as compared with an expense reduction of $22 for the first half 2011 related to our fuel derivatives that are fair valued.

Index

Selling Expenses--Selling expenses of $52,600 increased $3,929 compared with the first half 2011 and as a percentage of revenues increased .1% to 16.0%. Utility Services increased $821 or 7.0% over the first half 2011 and as a percentage of revenues increased .3% to 7.9%. Increases in field management wages and incentive expense, field management travel expense, office expenses and field management vehicle expense were partially offset by decreases in computer expense, professional services expense and communication expense. Residential and Commercial Services experienced an increase of $1,666 or 4.8% over the first half 2011 but as a percentage of revenues decreased 1.1% to 26.2%. Increases in field management wages and incentive expense, field management travel expense, field management vehicle expense, computer expense and employee development expense were partially offset by decreases in office rent expense, utilities expense, communication expense and office expense.

General and Administrative Expenses--General and administrative expenses of $24,078 increased $2,071 from $22,007 in the first half 2011. Increases in salary and incentive expense, professional service expense, travel and living expense, pension expense, office supplies expense and stock-based compensation expense were partially offset by decreases in utilities expense and postage expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $19,127 decreased $297 from $19,424 in the first half of 2011.  The decrease is attributable to a reduction in depreciation expense related to capital expenditures coupled with a decrease in amortization expense related to acquisitions.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $884 for the first half 2012 as compared with $244 in the first half 2011.  The increase is the result of an increase in the number of equipment units sold in the first half 2012 as compared with the first half 2011.

Interest Expense--Interest expense of $1,410 decreased $464 from the $1,874 incurred in the first half 2011. The decrease is attributable to lower average debt levels necessary to fund operations and capital expenditures as compared to the first half 2011.

Other, Net--Other, net, of $1,509 increased $185 from the $1,324 incurred in the first half 2011 and consisted of nonoperating income and expense, including foreign currency gains on the intercompany account balances of our Canadian operations as compared with foreign currency losses in the first half 2011.

Income Taxes--Income tax expense for the first half 2012 was $6,070, as compared to $2,050 for the first half 2011. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2012 annual effective tax rate is estimated to approximate 40%. Our annual effective tax rate for 2011 was 39.6%.

Net Income--Net income of $8,845 for the first half 2012 was $5,732 greater than the $3,113 experienced in the first half 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and July 2, 2011 follows:

	2012	2011
Cash provided by (used in):
Operating activities	$16,707	$12,102
Investing activities	(19,577)	(26,029)
Financing activites	(195)	10,483
Decrease in cash	$(3,065)	$(3,444)

Cash Provided by Operating Activities--Cash provided by operating activities was $16,707 for the first six months of 2012, or $4,605 more than the $12,102 provided in the first six months of 2011. The increase in operating cash flow was primarily attributable to an increase in our net income, a decrease in depreciation and amortization of $297 and $13 less cash used for operating assets and liabilities.

Overall, accounts receivable increased $15,485 during the first six months of 2012, as compared to the increase of $15,377 during the first six months of 2011. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2012 increased 3 days to 53 days, as compared to the end of the first six months of 2011. The DSO at July 2, 2011 was 50 days.

Operating liabilities increased $2,547 in the first six months of 2012, or $2,867 less than the $5,414 increase in the first six months of 2011. Accounts payable and accrued expenses decreased $3,674 during the first six months of 2012 as compared with a decrease of $566 for the first six months of 2011. Decreases in trade payables, 401KSOP liabilities and employee compensation were partially offset by increases in advance payments from customers, compensated-absence and vacation accruals and professional services. Self-insurance accruals increased $6,221 in the first six months of 2012, which was $241 more than the increase of $5,980 experienced in the first six months of 2011. The increase occurred in all classifications--workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, was a decrease in cash of $2,158 for the first six months of 2012 as compared with an increase in cash of $830 for the first six months of 2011, with the $2,988 net change related primarily to the noncash decrease in deferred taxes being greater in 2011 as compared with 2012.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2012 was $19,577, or $6,452 less than the $26,029 used during the first six months of 2011. The decrease was primarily the result of a reduction in expenditures for the purchase of equipment and businesses and increased proceeds on the sale of equipment.

Cash Provided By (Used In) Financing Activities--Cash used in financing activities of $195 decreased $10,678 during the first six months of 2012 as compared with the $10,483 of cash provided during the first six months of 2011. During the first six months of 2012, our revolving credit facility provided $8,400 in cash as compared with the $21,600 provided during the first six months of 2011. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments on notes payable used $5,028 during the first six months of 2012, $2,025 less than the $7,053 used in the first six months of 2011. Treasury share transactions (purchases and sales) used $2,325 for the first six months of 2012, or $550 less cash than the $2,875 used in the first six months of 2011. Dividends paid of $1,242 increased $53, as compared with $1,189 paid in the first six months of 2011.

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

As of June 30, 2012, we had unused commitments under the facility approximating $66,913, with $73,087 committed, consisting of borrowings of $28,400 and issued letters of credit of $44,687. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

During July 2010 we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the “5.09% Senior Notes”). The 5.09% Senior Notes were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between us and the purchasers of the 5.09% Senior Notes.

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all of our other senior unsecured obligations. Interest is payable semiannually and five equal, annual principal payments commence on July 22, 2016 (the sixth anniversary of issuance). The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Securities and Exchange Commission Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of June 30, 2012, to make future payments for the periods indicated.

		Six Months Ending December 31, 2012
			Year Ending December 31,
Description	Total		2013	2014	2015	2016	Thereafter
Revolving credit facility	$28,400	$—	$—	$28,400	$—	$—	$—
Senior unsecured notes	30,000	—	—	—	—	6,000	24,000
Term loans	1,945	810	618	517	—	—	—
Operating lease obligations	9,315	2,340	3,248	1,647	1,049	778	253
Self-insurance accruals	63,486	24,027	16,869	10,869	6,338	2,938	2,445
Purchase obligations	2,593	2,593	—	—	—	—	—
Other liabilities	15,529	4,916	409	624	803	588	8,189
	$151,268	$34,686	$21,144	$42,057	$8,190	$10,304	$34,887

Index

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of June 30, 2012. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of June 30, 2012, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of June 30, 2012, we were contingently liable for letters of credit in the amount of $1,052, of which $45 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2012 through 2016. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At June 30, 2012, we had working capital of $43,822, short-term lines of credit approximating $11,383 and $66,913 available under our revolving credit facility.

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

Index

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

During the six months ended June 30, 2012, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2012 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Index

Ely v. Davey Tree Surgery Company--Davey Tree Surgery Company, a subsidiary of The Davey Tree Expert Company, was named as a defendant in Peter Ely et al. v. Davey Tree Surgery Company et al., a purported class-action lawsuit in the State of California filed on July 15, 2008 in the Superior Court of the State of California in and for the County of Alameda. The plaintiffs alleged on behalf of themselves and a putative class that Davey Tree Surgery Company failed to comply with California law concerning off-duty meal periods and the required content of paycheck stubs.

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

California Fire Litigation: San Diego County--Davey Tree Surgery Company, a Davey subsidiary, and Davey Resource Group, a Davey division, have previously been sued, together with a utility services customer, San Diego Gas & Electric ("SDG&E"), and its parent company, as defendants, and as cross-defendants in cross-complaints filed by SDG&E, in the Superior Court of the State of California in and for the County of San Diego, arising out of a wildfire in San Diego County that started on October 22, 2007, referred to as the Rice Canyon fire.

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

Index

At this time, and as previously reported, Davey believes that insurance coverage and recorded accruals are sufficient to provide for losses related to these potential liabilities and additional losses, if any, would be remote.

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

Index

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

Index

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
There can be no assurance that any of our existing excess insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be available at competitive rates for the required limits. In addition, our third-party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, they may have a material adverse effect on our financial condition and results of operations as well as disrupt our operations. For example, we have operations in California, which has an environment prone to wildfires. Should our third-party insurers determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities, having a material adverse effect on our financial condition and results of operations and potentially disrupting our California operations.

Because no public market exists for our common shares, your ability to sell your common shares may be limited.
Our common shares are not traded on any national exchange, market system or over-the-counter bulletin board. Because no public market exists for our common shares, your ability to sell these shares is limited.

We are subject to intense competition.
We believe that each aspect of our business is highly competitive. Principal methods of competition in our operating segments are customer service, marketing, image, performance and reputation. Pricing is not always a critical factor in a customer's decision with respect to Residential and Commercial Services; however, pricing is generally the principal method of competition for our Utility Services, although in most instances consideration is given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility Services group competes principally with one major national competitor, as well as several smaller regional firms. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. Our competitors may develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business.

Index

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

Index

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2012
January 1 to January 28	902	$18.00	n/a	n/a
January 29 to February 25	298	18.00	n/a	n/a
February 26 to March 31	125,179	19.70	n/a	n/a
Total First Quarter	126,379	19.68

April 1 to April 28	120,433	19.70	n/a	n/a
April 29 to May 26	91,168	19.70	n/a	n/a
May 27 to June 30	56,410	19.70	n/a	n/a
Total Second Quarter	268,011	19.70

Total Year to Date	394,390	19.69

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ David E. Adante
Date:	August 1, 2012		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 1, 2012	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*
Furnished Herewith

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.