Form 10-Q
period 2012-09-29
DAVEY TREE EXPERT CO
filed 2012-10-30
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
OR

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

There were 13,725,420 Common Shares, $1.00 par value, outstanding as of October 26, 2012.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 29, 2012

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,199	$10,267
Accounts receivable, net	118,394	90,795
Operating supplies	5,996	5,586
Other current assets	23,647	23,888
Total current assets	159,236	130,536

Property and equipment	451,522	438,989
Less accumulated depreciation	324,751	308,841
	126,771	130,148

Other assets	16,909	15,969
Identified intangible assets and goodwill, net	25,998	27,081
	$328,914	$303,734
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$34,429	$35,282
Accrued expenses	29,085	34,123
Other current liabilities	35,961	32,630
Total current liabilities	99,475	102,035

Long-term debt	58,088	51,136
Self-insurance accruals	38,002	30,472
Other noncurrent liabilities	15,442	19,365
	211,007	203,008
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding	21,457	21,457
Additional paid-in capital	3,861	1,721
Common shares subscribed, unissued	11,063	—
Retained earnings	203,839	188,613
Accumulated other comprehensive loss	(4,656)	(6,344)
	235,564	205,447
Less: Cost of Common shares held in treasury; 7,642 shares at September 29, 2012 and 7,611 shares at December 31, 2011	108,255	104,721
Common shares subscription receivable	9,402	—

	117,907	100,726
	$328,914	$303,734
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$178,647	$178,799	$507,702	$484,076

Costs and expenses:
Operating	114,103	116,157	330,459	323,229
Selling	28,618	28,103	81,218	76,774
General and administrative	11,558	11,315	35,636	33,322
Depreciation and amortization	9,935	10,037	29,062	29,461
Gain on sale of assets, net	(219)	(155)	(1,103)	(399)
	163,995	165,457	475,272	462,387

Income from operations	14,652	13,342	32,430	21,689

Other income (expense):
Interest expense	(661)	(1,041)	(2,071)	(2,915)
Interest income	65	14	121	28
Other, net	(638)	(1,043)	(2,147)	(2,367)

Income before income taxes	13,418	11,272	28,333	16,435

Income taxes	5,122	4,310	11,192	6,360

Net income	$8,296	$6,962	$17,141	$10,075

Net income per share:
Basic	$.59	$.50	$1.22	$.72
Diluted	$.56	$.48	$1.18	$.69

Weighted-average shares outstanding:
Basic	14,133	13,993	14,008	14,059
Diluted	14,766	14,582	14,535	14,602

Dividends declared per share	$.045	$.043	$.133	$.128

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$8,296	$6,962	$17,141	$10,075
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,028	(1,558)	903	(859)
Change in deferred gains on cash flow hedges	—	244	77	424
Defined benefit pension plan adjustments	162	120	708	222

Other comprehensive income (loss)	1,190	(1,194)	1,688	(213)

Comprehensive income	$9,486	$5,768	$18,829	$9,862

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating activities
Net income	$17,141	$10,075
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,062	29,461
Other	(793)	(129)
Changes in operating assets and liabilities:
Accounts receivable	(27,599)	(23,675)
Operating liabilities	1,097	7,910
Other, net	(2,752)	(4,972)
	(985)	8,595
Net cash provided by operating activities	16,156	18,670

Investing activities
Capital expenditures:
Equipment	(24,736)	(30,898)
Land and buildings	(399)	(251)
Purchases of businesses	(100)	(962)
Other	1,971	940
Net cash used in investing activities	(23,264)	(31,171)

Financing activities
Revolving credit facility proceeds, net	7,500	13,900
Purchase of common shares for treasury	(9,682)	(9,688)
Sale of common shares from treasury	8,912	5,267
Dividends	(1,915)	(1,779)
Other	3,225	(579)
Net cash provided by financing activities	8,040	7,121

Increase/(Decrease) in cash and cash equivalents	932	(5,380)

Cash and cash equivalents, beginning of period	10,267	12,017
Cash and cash equivalents, end of period	$11,199	$6,637

Supplemental cash flow information follows:
Interest paid	$2,503	$3,348
Income taxes paid	8,888	2,762

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
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
Due to the seasonality of our business, our operating results for the nine months ended September 29, 2012 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2012. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
The following comprise accounts receivable, net, and other:

Accounts receivable, net	September 29, 2012	December 31, 2011
Accounts receivable	$102,278	$82,076
Receivables under contractual arrangements	18,855	11,194
	121,133	93,270

Less allowances for doubtful accounts	2,739	2,475

Accounts receivable, net	$118,394	$90,795

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)
Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following comprise the amounts included in the balance sheet:

	September 29, 2012	December 31, 2011
Other liabilities, current
Current portion of long-term debt	$9,710	$5,837
Self insurance accruals	26,251	26,793
Total	$35,961	$32,630

D.	Business Combinations and Identified Intangible Assets and Goodwill, Net
During the first nine months of 2012, we acquired one business for $100 cash and the assumption of certain liabilities. The cash paid of $100 was preliminarily allocated, including the liabilities assumed, to the fair value of the primary assets acquired: fixed assets, intangibles and goodwill. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months. During the nine months ended October 1, 2011, we acquired four businesses for an aggregate purchase price of $962.

The carrying amounts of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	September 29, 2012		December 31, 2011
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$12,550	$9,916	$12,627	$9,570
Employment-related	5,374	4,957	5,345	4,573
Tradenames	4,382	3,149	4,358	2,783

Amortized intangible assets	$22,306	$18,022	$22,330	$16,926

Less accumulated amortization	18,022		16,926

Identified intangibles, net	4,284		5,404

Unamortized intangible assets:
Goodwill	21,714		21,677
	$25,998		$27,081

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
(Amounts in thousands, except share data)

E.	Long-Term Debt
Our long-term debt consisted of the following:

	September 29, 2012	December 31, 2011
Revolving credit facility
Prime rate borrowings	$6,500	$—
LIBOR borrowings	21,000	20,000
	27,500	20,000
Senior unsecured notes	30,000	30,000
Term loans	10,298	6,973
	67,798	56,973
Less current portion	9,710	5,837
	$58,088	$51,136

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

As of September 29, 2012, we had unused commitments under the facility approximating $67,813, with $72,187 committed, consisting of borrowings of $27,500 and issued letters of credit of $44,687. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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
September 29, 2012
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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Compensation expense, all share-based payment plans	$285	$282	$1,210	$986

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $312 being recognized for the nine months ended September 29, 2012 and $302 for the nine months ended October 1, 2011.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At September 29, 2012, there were 615,401 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $122 for the nine months ended September 29, 2012 and $229 for the nine months ended October 1, 2011.

Stock-Settled Stock Appreciation Rights--During the nine months ended September 29, 2012, the Compensation Committee of the Board of Directors awarded 105,000 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of September 29, 2012.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2012	210,188	$3.47
Granted	105,000	2.70
Forfeited	—	—
Vested	(57,371)	3.43
Unvested, September 29, 2012	257,817	$3.17	3.2 years	$636	$5,363

Employee SSARs	218,400	$3.31	3.2 years	$552	$4,543
Nonemployee Director SSARs	39,417	$2.34	3.7 years	$84	$820

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $217 for the nine months ended September 29, 2012 and $142 for the nine months ended October 1, 2011.

Performance-Based Restricted Stock Units--During the nine months ended September 29, 2012, the Compensation Committee of the Board of Directors awarded 23,058 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of September 29, 2012.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2012	113,908	$15.15
Granted	23,058	19.41
Forfeited	—	—
Vested	(58,313)	14.52

Unvested, September 29, 2012	78,653	$16.87	2.9 years	$711	$1,636

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $559 for the nine months ended September 29, 2012 and $313 for the nine months ended October 1, 2011.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	September 29, 2012	October 1, 2011
Volatility rate	11.7%	11.9%
Risk-free interest rate	1.6%	2.9%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	9.1	8.9

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 29, 2012.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2012	1,110,785	$10.62
Granted	—	—
Exercised	(121,385)	8.02
Forfeited	—	—
Outstanding, September 29, 2012	989,400	$10.94	3.6 years	$10,826	$9,753

Exercisable, September 29, 2012	818,400	$9.82	2.7 years		$8,985

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.  Information regarding the stock options outstanding at September 29, 2012 is summarized below:

Stock Options Exercise Price		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:	$6.75	373,999	1.2 years	$6.75	373,999	$6.75
	11.25	329,133	3.7 years	11.25	329,133	11.25
	16.00	132,200	7.1 years	16.00	49,200	16.00
	16.60	109,400	8.1 years	16.60	21,400	16.60
		944,732	3.7 years	$10.75	773,732	$9.52

Director options:	$12.95 to $16.40	44,668	1.4 years	14.95	44,668	14.95
		989,400	3.6 years	$10.94	818,400	$9.82

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Components of pension cost
Service costs--increase in benefit obligation earned	$47	$33	$138	$100
Interest cost on projected benefit obligation	412	418	1,244	1,253
Expected return on plan assets	(424)	(476)	(1,277)	(1,430)
Settlement loss	—	—	219	—
Amortization of net actuarial loss	259	134	781	401
Amortization of prior service cost	3	3	10	10
Amortization of transition asset	—	(17)	—	(51)
Net pension cost of defined benefit pension plans	$297	$95	$1,115	$283

Employer Contributions--Contributions of $786 were made to our defined-benefit pension plans during the nine months ended September 29, 2012. We expect, as of September 29, 2012, to make additional defined-benefit plan contributions totaling $53 before December 31, 2012.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
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

At December 31, 2011, we had unrecognized tax benefits of $1,825, of which $1,260 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $99. At September 29, 2012, we had unrecognized tax benefits of $2,350, of which $1,780 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $120. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The amount of income taxes we pay is subject to audit by U.S. federal, state and Canadian tax authorities, which may result in proposed assessments.  With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008. The Company's U.S. income tax return for the year ended December 31, 2010 is currently under audit by the U.S. Internal Revenue Service.

As of September 29, 2012, if certain pending tax matters settle, we believe it is reasonably possible that additional tax payments will be made during the next twelve months within a range of $200 to $300.

I.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments, changes in the fair value of interest rate swaps qualifying as cash flow hedges, and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Interest Rate Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$2,950	$(77)	$(9,217)	$(6,344)
Unrealized gains (losses)	903	—	—	903
Unrealized gains in fair value	—	123	—	123
Unrecognized amounts from defined benefit pension plans	—	—	1,010	1,010
Tax effect	—	(46)	(302)	(348)
Net of tax amount	903	77	708	1,688

Balance at September 29, 2012	$3,853	$—	$(8,509)	$(4,656)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
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

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Income available to common shareholders:
Net Income	$8,296	$6,962	$17,141	$10,075

Weighted-average shares:
Basic:
Outstanding	14,039	13,993	13,914	14,059
Partially-paid share subscriptions	94	—	94	—
Basic weighted-average shares	14,133	13,993	14,008	14,059

Diluted:
Basic from above	14,133	13,993	14,008	14,059
Incremental shares from assumed:
Exercise of stock subscription purchase rights	17	—	6	—
Exercise of stock options and awards	616	589	521	543
Diluted weighted-average shares	14,766	14,582	14,535	14,602

Net income per share:
Basic	$.59	$.50	$1.22	$.72

Diluted	$.56	$.48	$1.18	$.69

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended September 29, 2012 follows:

Shares outstanding at January 1, 2012	13,845,635
Shares purchased	(486,832)
Shares sold	246,611
Stock subscription offering -- cash purchases	76,465
Options and awards exercised	133,206
(30,550)
Shares outstanding at September 29, 2012	13,815,085

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)
On September 29, 2012, we had 13,815,085 common shares outstanding, employee and director options exercisable to purchase 818,400 common shares, partially-paid subscriptions for 561,374 common shares and purchase rights outstanding for 211,675 common shares.

Stock Subscription Offering--Beginning May 2012, the Company offered to eligible employees and nonemployee directors the right to subscribe to common shares of the Company at $19.70 per share in accordance with the provisions of The Davey Tree Expert Company 2004 Omnibus Stock Plan and the rules of the Compensation Committee of the Company's Board of Directors (collectively, the "plan"). The offering period ended on August 1, 2012 and resulted in the subscription of 637,714 common shares for $12,563 at $19.70 per share.

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

All participants in the offering purchasing in excess of $5 of common shares were granted a "right" to purchase one additional common share at a price of $19.70 per share for every three common shares purchased under the plan. As a result of the stock subscription, employees were granted rights to purchase 211,800 common shares. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted. Employees may not exercise a right should they cease to be employed by the Company.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
(Amounts in thousands, except share data)

K.    Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended September 29, 2012
Revenues	$80,874	$81,438	$16,335	$—		$178,647
Income (loss) from operations	2,343	10,925	1,633	(249)	(a)	14,652
Interest expense				(661)		(661)
Interest income				65		65
Other income (expense), net				(638)		(638)
Income before income taxes						$13,418
Segment assets, total	125,178	114,940	21,528	67,268	(b)	$328,914

Three Months Ended October 1, 2011
Revenues	$86,038	$76,522	$16,239	$—		$178,799
Income (loss) from operations	3,336	9,400	2,117	(1,511)	(a)	13,342
Interest expense				(1,041)		(1,041)
Interest income				14		14
Other income (expense), net				(1,043)		(1,043)
Income before income taxes						$11,272
Segment assets, total	$128,214	$107,285	$17,744	$61,940	(b)	$315,183

Nine Months Ended September 29, 2012
Revenues	$240,359	$219,864	$47,479	$—		$507,702
Income (loss) from operations	7,398	23,058	3,235	(1,261)	(a)	32,430
Interest expense				(2,071)		(2,071)
Interest income				121		121
Other income (expense), net				(2,147)		(2,147)
Income before income taxes						$28,333
Segment assets, total	$125,178	$114,940	$21,528	$67,268	(b)	$328,914

Nine Months Ended October 1, 2011
Revenues	$239,842	$202,871	$41,363	$—		$484,076
Income (loss) from operations	4,672	17,370	2,213	(2,566)	(a)	21,689
Interest expense				(2,915)		(2,915)
Interest income				28		28
Other income (expense), net				(2,367)		(2,367)
Income before income taxes						$16,435
Segment assets, total	$128,214	$107,285	$17,744	$61,940	(b)	$315,183

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
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

Our assets and liabilities measured at fair value on a recurring basis at September 29, 2012, were as follows:

		Fair Value Measurements at September 29, 2012 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$14,429	$14,429	$—	$—
Fuel derivatives, classified as other current assets	109	—	109	—

Liabilities:
Fuel derivatives, classified as other noncurrent liabilities	$66	$—	$66	$—
Deferred compensation	853	—	853	—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
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

	September 29, 2012		December 31, 2011
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$27,500	$27,500	$20,000	$20,000
Senior unsecured notes	30,000	30,158	30,000	29,925
Term loans, noncurrent	588	588	1,136	1,135
Total	$58,088	$58,246	$51,136	$51,060

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
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
September 29, 2012
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)
The following tables set forth quantitative information related to our derivatives instruments and where these amounts are recorded in our consolidated financial statements.

	As of
	September 29, 2012	December 31, 2011
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Liability fair value of interest rate swaps, classified as accrued expenses	$—	$123

Notional amount of long-term debt hedged	$—	$10,000

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Asset fair value of fuel derivatives, classified as other current assets	$109	$—

Liability fair value of fuel derivatives, classified as accrued expenses	$—	$108

Liability fair value of fuel derivatives, classified as other noncurrent liabilities	$66	$317

Longest remaining term, in months	15	24

Notional hedged volume, in thousands of gallons	1,600	2,500

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$—	$244	$123	$685

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as an (increase in)/decrease in operating costs and expenses	$616	$809	$650	$787

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
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

The Settlement Agreement required court approval of its terms. The Court, in April 2012, granted preliminary approval and granted final approval of the Settlement Agreement in August 2012. Under the terms of the Settlement Agreement, during August 2012, the Company paid $2,900 that was previously recorded in the fourth quarter 2011.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2012
(Amounts in thousands, except share data)

M. Contingencies (continued)
California Fire Litigation: San Diego County--Davey Tree Surgery Company, a Davey subsidiary, and Davey Resource Group, a Davey division, along with the Company have previously been sued, together with a utility services customer, San Diego Gas & Electric ("SDG&E"), and its parent company, as defendants, and as cross-defendants in cross-complaints filed by SDG&E, in the Superior Court of the State of California in and for the County of San Diego, arising out of a wildfire in San Diego County that started on October 22, 2007, referred to as the Rice Canyon fire.

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey. The earliest of the lawsuits naming Davey was filed on April 18, 2008. The Court ordered that the lawsuits be organized into four groups based on type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification. Plaintiffs' motions seeking class certification were denied and the orders denying class certification were affirmed on appeal. SDG&E filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract. SDG&E has reportedly settled many of the third-party claims and asserted its claims against Davey for indemnity.

Davey previously notified its insurers of the Rice Canyon fire claims (collectively the “Davey Insurers”), vigorously defended the third-party claims, and worked with the Davey Insurers both to defend the claims and to ensure coverage of any potential liabilities.

During the third quarter 2012, Davey entered into a Settlement and Release Agreement (the “Agreement”) among Davey, SDG&E and Davey Insurers.

Under the Agreement (a) Davey paid SDG&E an amount previously expensed and accrued as self-insurance, (b) the Davey Insurers paid SDG&E amounts under Davey's insurance policies in effect during the period of the Rice Canyon fire, and (c) SDG&E agreed to defend and hold harmless Davey from any and all claims that are currently asserted against Davey.

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

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	Percentage Change	September 29, 2012	October 1, 2011	Percentage Change
Revenues	100.0%	100.0%	(.1)%	100.0%	100.0%	4.9%

Costs and expenses:
Operating	63.9	65.0	(1.8)	65.1	66.7	2.2
Selling	15.9	15.7	1.8	16.0	15.9	5.8
General and administrative	6.5	6.3	2.1	7.0	6.9	6.9
Depreciation and amortization	5.6	5.6	(1.0)	5.7	6.1	(1.4)
Gain on sale of assets, net	(.1)	(.1)	nm	(.2)	(.1)	nm

Income from operations	8.2	7.5	9.8	6.4	4.5	49.5

Other income (expense):
Interest expense	(.4)	(.6)	(36.5)	(.4)	(.6)	(29.0)
Interest income	—	—	nm	—	—	nm
Other, net	(.3)	(.6)	(38.8)	(.4)	(.5)	(9.3)

Income before income taxes	7.5	6.3	19.0	5.6	3.4	72.4

Income taxes	2.9	2.4	18.8	2.2	1.3	76.0

Net income	4.6%	3.9%	19.2%	3.4%	2.1%	70.1%

nm--not meaningful

Index

Third Quarter—Three Months Ended September 29, 2012 Compared to Three Months Ended October 1, 2011

Our results of operations for the three months ended September 29, 2012 compared to the three months ended October 1, 2011 follows:

	Three Months Ended
	September 29, 2012	October 1, 2011	Change	Percentage Change
Revenues	$178,647	$178,799	$(152)	(.1)%

Costs and expenses:
Operating	114,103	116,157	(2,054)	(1.8)
Selling	28,618	28,103	515	1.8
General and administrative	11,558	11,315	243	2.1
Depreciation and amortization	9,935	10,037	(102)	(1.0)
Gain on sale of assets, net	(219)	(155)	(64)	nm
	163,995	165,457	(1,462)	(.9)

Income from operations	14,652	13,342	1,310	9.8
Other income (expense):
Interest expense	(661)	(1,041)	380	(36.5)
Interest income	65	14	51	nm
Other, net	(638)	(1,043)	405	(38.8)
Income before income taxes	13,418	11,272	2,146	19.0

Income taxes	5,122	4,310	812	18.8

Net income	$8,296	$6,962	$1,334	19.2%

nm--not meaningful

Revenues--Revenues of $178,647 decreased $152 compared with $178,799 in the third quarter 2011. Utility Services decreased $5,164 or 6.0% compared with the third quarter 2011. Client-imposed production reductions, crew reductions on two existing contracts, coupled with the loss of a contract within our U.S. operations, were partially offset by new contracts and increases on existing Utility Services contracts. Residential and Commercial Services increased $4,916 or 6.4% from the third quarter 2011. Residential and Commercial revenues for the third quarter 2012 continue to be favorably impacted by unseasonably warm weather conditions across the U.S., contract work with a large customer related to tree damage purportedly caused by one of their products and an increase in consumer demand for our services. Third quarter 2011 revenues included approximately $5,400 from storm-damage work arising from damage caused by Hurricane Irene along the east coast of the United States whereas there were no storm-damage revenues in third quarter 2012. Total revenues of $178,647 include production incentive revenue, recognized under the completed-performance method, of $36 during the third quarter 2012 compared with $975 during the third quarter 2011.

Operating Expenses--Operating expenses of $114,103 decreased $2,054 compared with the third quarter 2011 and, as a percentage of revenues, declined 1.1% to 63.9%. Utility Services decreased $3,505 or 5.2% compared with the third quarter 2011 but, as a percentage of revenues increased .6% to 78.7%. Decreased labor expense and subcontractor expense were partially offset by increases in equipment maintenance expense, fuel expense, tool and saw expense and material expense. Residential and Commercial Services increased $1,938 or 5.0% compared with the third quarter 2011 but, as a percentage of revenues, decreased .8% to 50.0%. Increased labor expense, material expense, crew expenses, subcontractor expense and tools and saw expense were partially offset by a reduction in fuel expense.

Index

Fuel costs of $8,241 decreased $425, or 4.9%, from the $8,666 incurred in the third quarter 2011 and impacted operating expenses within most segments. The $425 decrease (exclusive of fair value changes in our fuel derivatives) included price decreases approximating $429 and usage increases approximating $4. Operating costs and expenses also includes expense reduction of $616 for the third quarter 2012 as compared with expense of $770 for the third quarter 2011 related to our fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $28,618 increased $515 compared with the third quarter 2011 and as a percentage of revenues increased .2% to 15.9%. Utility Services decreased $499 or 7.9% over the third quarter 2011 and as a percentage of revenues decreased .1% to 7.2%. Decreases in field management wages and incentive expense, field management travel expense, field management auto expense and communication expense were partially offset by an increase in professional services expense. Residential and Commercial Services experienced an increase of $1,242 or 6.2% over the third quarter 2011. Increases in field management wages and incentive expense, field management vehicle expense, field management travel expense and office expense were partially offset by decreases in office rent expense, office utilities expense, employee development expense, professional services expense and communication expense.

General and Administrative Expenses--General and administrative expenses of $11,558 increased $243 from $11,315 in the third quarter 2011. Increases in salary and incentive expense, travel and living expenses, communication expense and pension expense were partially offset by decreases in professional services expense, computer expense and office expenses.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,935 decreased $102 from $10,037 in the third quarter of 2011.  The decrease is attributable to a reduction in depreciation related to lower capital expenditures and reduced amortization related to purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $219 for the third quarter 2012 as compared with $155 in the third quarter 2011.  The increase is the result of an increase in the number of equipment units sold in the third quarter 2012 as compared with the third quarter 2011.

Interest Expense--Interest expense of $661 decreased $380 from the $1,041 incurred in the third quarter 2011. The decrease is attributable to lower average debt levels necessary to fund operations and capital expenditures as compared to the third quarter 2011.

Other, Net--Other, net, of $638 decreased $405 from the $1,043 incurred in the third quarter 2011 and consisted of nonoperating income and expense, including foreign currency gains on the intercompany account balances of our Canadian operations as compared with foreign currency losses in the third quarter 2011.

Income Taxes--Income tax expense for the third quarter 2012 was $5,122, as compared to $4,310 for the third quarter 2011. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2012 annual effective tax rate is estimated to approximate 40%. Our annual effective tax rate for 2011 was 39.6%.

Net Income--Net income of $8,296 for the third quarter 2012 was $1,334 greater than the $6,962 experienced in the third quarter 2011.

Index

Nine Months Ended September 29, 2012 Compared to Nine Months Ended October 1, 2011

Our results of operations for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011 follows:

	Nine Months Ended
	September 29, 2012	October 1, 2011	Change	Percentage Change
Revenues	$507,702	$484,076	$23,626	4.9%

Costs and expenses:
Operating	330,459	323,229	7,230	2.2
Selling	81,218	76,774	4,444	5.8
General and administrative	35,636	33,322	2,314	6.9
Depreciation and amortization	29,062	29,461	(399)	(1.4)
Gain on sale of assets, net	(1,103)	(399)	(704)	nm
	475,272	462,387	12,885	2.8

Income from operations	32,430	21,689	10,741	49.5
Other income (expense):
Interest expense	(2,071)	(2,915)	844	(29.0)
Interest income	121	28	93	nm
Other, net	(2,147)	(2,367)	220	(9.3)
Income before income taxes	28,333	16,435	11,898	72.4

Income taxes	11,192	6,360	4,832	76.0

Net income	$17,141	$10,075	$7,066	70.1%

nm--not meaningful

Revenues--Revenues of $507,702 increased $23,626 compared with $484,076 in the first nine months 2011. Utility Services increased $517 or .2% compared with the first nine months 2011. New contracts and increases on existing contracts within Utility Services were partially offset by crew reductions on two existing accounts, the loss of an account within our U.S. operations and client-imposed production reductions. Residential and Commercial Services increased $16,993 or 8.4% from the first nine months 2011. Residential and Commercial revenues for the first nine months 2012 were favorably impacted by unseasonably warm weather conditions, contract work with a large customer related to tree damage purportedly caused by one of their products and an increase in consumer demand for our services. Revenues for the first nine months 2011 included storm-damage revenue of approximately $5,400 arising from damage caused by Hurricane Irene along the east coast of the United States during the third quarter 2011. There were no storm-damage revenues in the first nine months 2012. Total revenue of $507,702 includes production incentive revenue, recognized under the completed-performance method, of $4,104 during the first nine months 2012 compared with $3,363 during the first nine months 2011.

Operating Expenses--Operating expenses of $330,459 increased $7,230 compared with the first nine months 2011 but, as a percentage of revenues, decreased 1.6% to 65.1%. Utility Services decreased $2,093 or 1.1% compared with the first nine months 2011, and as a percentage of revenues decreased 1.2% to 77.9%. Decreased labor expense and subcontractor expense were partially offset by an increase in vehicle repair and maintenance expense, crew expenses and tool and saw expense. Residential and Commercial Services increased $8,039 or 7.6% compared with the first nine months 2011 but, as a percentage of revenues, decreased .4% to 51.8%. Increased labor expense, fuel expense, equipment maintenance expense, materials expense, crew expense, subcontractor expense and tools and saw expense, associated with the increased demand for services, account for the increase.

Index

Fuel costs of $23,674 increased $362, or 1.6%, from the $23,312 incurred in the first nine months 2011 and impacted operating expenses within all segments. The $362 increase (exclusive of fair value changes in our fuel derivatives) included price increases approximating $347 and usage increases approximating $15. Operating costs and expenses also includes an expense reduction of $650 for the first nine months 2012 as compared with an expense increase of $770 for the first nine months 2011 related to our fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $81,218 increased $4,444 compared with the first nine months 2011 and as a percentage of revenues increased .1% to 16.0%. Utility Services increased $322 or 1.8% over the first nine months 2011 and as a percentage of revenues increased .2% to 7.7%. Increases in field management wages and incentive expense, office expense and professional services expense were partially offset by decreases in field management travel expenses, field management auto expense, computer expense, rent expense and communication expense. Residential and Commercial Services experienced an increase of $2,908 or 5.3% over the first nine months 2011 but as a percentage of revenues decreased .8% to 26.1%. Increases in field management wages and incentive expense, field management travel expense, field management vehicle expense and office expenses were partially offset by decreases in office rent expense, utilities expense, communication expense and professional services expense.

General and Administrative Expenses--General and administrative expenses of $35,636 increased $2,314 from $33,322 in the first nine months 2011. Increases in salary and incentive expense, professional service expense, travel and living expense, pension expense, computer expense and stock-based compensation expense were partially offset by a decrease in relocation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $29,062 decreased $399 from $29,461 in the first nine months of 2011.  The decrease is attributable to a reduction in depreciation expense related to capital expenditures coupled with a decrease in amortization expense related to acquisitions.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $1,103 for the first nine months 2012 as compared with $399 in the first nine months 2011.  The increase is the result of an increase in the number of equipment units sold in the first nine months 2012 as compared with the first nine months 2011.

Interest Expense--Interest expense of $2,071 decreased $844 from the $2,915 incurred in the first nine months 2011. The decrease is attributable to lower average debt levels necessary to fund operations and capital expenditures as compared to the first nine months 2011.

Other, Net--Other, net, of $2,147 decreased $220 from the $2,367 incurred in the first nine months 2011 and consisted of nonoperating income and expense, including foreign currency gains on the intercompany account balances of our Canadian operations as compared with foreign currency losses in the first nine months 2011.

Income Taxes--Income tax expense for the first nine months 2012 was $11,192, as compared to $6,360 for the first nine months 2011. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2012 annual effective tax rate is estimated to approximate 40%. Our annual effective tax rate for 2011 was 39.6%.

Net Income--Net income of $17,141 for the first nine months 2012 was $7,066 greater than the $10,075 experienced in the first nine months 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the nine months ended September 29, 2012 and October 1, 2011 follow:

	2012	2011
Cash provided by (used in):
Operating activities	$16,156	$18,670
Investing activities	(23,264)	(31,171)
Financing activities	8,040	7,121
Increase/(Decrease) in cash	$932	$(5,380)

Cash Provided by Operating Activities--Cash provided by operating activities was $16,156 for the first nine months of 2012, or $2,514 less than the $18,670 provided in the first nine months of 2011. The $2,514 decrease in operating cash flow was primarily attributable to a $7,066 increase in our net income, offset by a decrease in depreciation and amortization of $399 and $8,517 more cash used for operating assets and liabilities.

Overall, accounts receivable increased $27,599 during the first nine months of 2012, as compared to the increase of $23,675 during the first nine months of 2011. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2012 increased 7 days to 60 days, as compared to the end of the first nine months of 2011. The increase in DSO was primarily due to the timing of Utility Services sales during the quarter. The DSO at October 1, 2011 was 53 days.

Operating liabilities increased $1,097 in the first nine months of 2012, or $6,813 less than the $7,910 increase in the first nine months of 2011. Accounts payable and accrued expenses decreased $5,891 during the first nine months of 2012 as compared with an increase of $281 for the first nine months of 2011. Decreases in trade payables, 401KSOP liabilities, professional services, accrued interest and employee compensation were partially offset by increases in advance payments from customers, employee stock purchase withholding, compensated-absence and vacation accruals and professional services. Self-insurance accruals increased $6,988 in the first nine months of 2012, which was $641 less than the increase of $7,629 experienced in the first nine months of 2011. The increase occurred in all classifications--workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, increased $2,752 for the first nine months of 2012 as compared with an increase in cash of $4,972 for the first nine months of 2011, with the $2,220 net change related primarily to an increase in prepaid expenses, deposits and operating supplies.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2012 was $23,264, or $7,907 less than the $31,171 used during the first nine months of 2011. The decrease was primarily the result of a reduction in expenditures for the purchase of equipment and businesses and increased proceeds on the sale of equipment.

Cash Provided Provided By Financing Activities--Cash provided by financing activities of $8,040 increased $919 during the first nine months of 2012 as compared with the $7,121 of cash provided during the first nine months of 2011. During the first nine months of 2012, our revolving credit facility provided $7,500 in cash as compared with the $13,900 provided during the first nine months of 2011. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Borrowings on notes payable provided $3,225 during the first nine months of 2012, $3,804 more than the $579 used in the first nine months of 2011, and primarily related to the financing of our excess insurance coverage. Treasury share transactions (purchases and sales) used $770 for the first nine months of 2012, or $3,651 less cash than the $4,421 used in the first nine months of 2011, and included $1,661 of cash received from our common share subscriptions. Dividends paid of $1,915 increased $136, as compared with $1,779 paid in the first nine months of 2011.

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

As of September 29, 2012, we had unused commitments under the facility approximating $67,813, with $72,187 committed, consisting of borrowings of $27,500 and issued letters of credit of $44,687. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of September 29, 2012, to make future payments for the periods indicated.

		Three Months Ending December 31, 2012
			Year Ending December 31,
Description	Total		2013	2014	2015	2016	Thereafter
Revolving credit facility	$27,500	$—	$—	$27,500	$—	$—	$—
Senior unsecured notes	30,000	—	—	—	—	6,000	24,000
Term loans	10,298	1,811	7,899	555	33	—	—
Operating lease obligations	8,143	1,170	3,248	1,647	1,047	778	253
Self-insurance accruals	64,253	16,621	20,288	11,943	7,343	3,543	4,515
Purchase obligations	7,087	7,087	—	—	—	—	—
Other liabilities	15,442	5,078	420	651	847	617	7,829
	$162,723	$31,767	$31,855	$42,296	$9,270	$10,938	$36,597

Index

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of September 29, 2012. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of September 29, 2012, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of September 29, 2012, we were contingently liable for letters of credit in the amount of $45,695, of which $44,687 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2012 through 2016. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At September 29, 2012, we had working capital of $59,761, short-term lines of credit approximating $11,524 and $67,813 available under our revolving credit facility.

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

During the nine months ended September 29, 2012, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 29, 2012 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 29, 2012, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Settlement Agreement required court approval of its terms. The Court, in April 2012, granted preliminary approval and granted final approval of the Settlement Agreement in August 2012. Under the terms of the Settlement Agreement, during August 2012, the Company paid $2,900 that was previously recorded in the fourth quarter 2011.

California Fire Litigation: San Diego County--Davey Tree Surgery Company, a Davey subsidiary, and Davey Resource Group, a Davey division, along with the Company have previously been sued, together with a utility services customer, San Diego Gas & Electric ("SDG&E"), and its parent company, as defendants, and as cross-defendants in cross-complaints filed by SDG&E, in the Superior Court of the State of California in and for the County of San Diego, arising out of a wildfire in San Diego County that started on October 22, 2007, referred to as the Rice Canyon fire.

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey. The earliest of the lawsuits naming Davey was filed on April 18, 2008. The Court ordered that the lawsuits be organized into four groups based on type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification. Plaintiffs' motions seeking class certification were denied and the orders denying class certification were affirmed on appeal. SDG&E filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract. SDG&E has reportedly settled many of the third-party claims and asserted its claims against Davey for indemnity.

Davey previously notified its insurers of the Rice Canyon fire claims (collectively the “Davey Insurers”), vigorously defended the third-party claims, and worked with the Davey Insurers both to defend the claims and to ensure coverage of any potential liabilities.

During the third quarter 2012, Davey entered into a Settlement and Release Agreement (the “Agreement”) among Davey, SDG&E and Davey Insurers.

Index

Under the Agreement (a) Davey paid SDG&E an amount previously expensed and accrued as self-insurance, (b) the Davey Insurers paid SDG&E amounts under Davey's insurance policies in effect during the period of the Rice Canyon fire, and (c) SDG&E agreed to defend and hold harmless Davey from any and all claims that are currently asserted against Davey.

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
We derive approximately 50% of our total revenues from our Utility Services segment, including approximately 10% of our total revenues from Pacific Gas & Electric. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

Index

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
We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including any California wild fire claims). A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability. The determination of such claims and expenses, and the extent of the need for accrued liabilities, are continually reviewed and updated. If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected. Also, where we self-insure, deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers' compensation. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

Index

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

Index

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

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2012
January 1 to January 28	902	$18.00	n/a	n/a
January 29 to February 25	298	18.00	n/a	n/a
February 26 to March 31	125,179	19.70	n/a	n/a
Total First Quarter	126,379	19.68

April 1 to April 28	120,433	19.70	n/a	n/a
April 29 to May 26	91,168	19.70	n/a	n/a
May 27 to June 30	56,410	19.70	n/a	n/a
Total Second Quarter	268,011	19.70

July 1 to July 28	314	19.70	n/a	n/a
July 29 to August 25	27,576	20.80	n/a	n/a
August 26 to September 29	64,552	20.80	n/a	n/a
Total Third Quarter	92,442	20.80

Total Year to Date	486,832	19.90

n/a--Not applicable. There are no publicly announced plans or programs to purchase common shares.

Index

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ David E. Adante
Date:	October 30, 2012		David E. Adante
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	October 30, 2012	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*
Furnished Herewith

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.