Form 10-K
period 2012-12-31
DAVEY TREE EXPERT CO
filed 2013-03-12
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Check one):  Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
There were 13,731,031 Common Shares outstanding as of March 8, 2013. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 30, 2012 was $217,558,440. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be held on May 21, 2013, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

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

▪
The effects of the uneven economic recovery and the continuing financial and credit uncertainties may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2012, we had revenues of approximately $68.5 million, or approximately 10% of total revenues, from Pacific Gas & Electric Company (“PG&E”), one of our largest customers.

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

Marketing
We solicit business from residential customers principally through referrals, direct mail programs and to a lesser extent through the placement of advertisements in national magazines and trade journals, local newspapers and "yellow pages" telephone directories. We also employ online marketing and lead generation strategies including email marketing campaigns, search engine optimization, search engine marketing, and social media communication. Business from utility and commercial customers is obtained principally through negotiated contracts and competitive bidding. We carry out all of our sales and services through our employees. We generally do not use agents, and do not franchise our name or business.

Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations. You can find more information about our bank commitments in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23-24 of this report.

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

Employees
We employed approximately 7,000 employees at December 31, 2012. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.

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

The effects of the uneven economic recovery and the continuing financial and credit uncertainties may adversely impact our customers’ future spending as well as pricing and payment for our services, thus negatively impacting our operations and growth.
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
We derive approximately 48% of our total revenues from our Utility Services segment, including approximately 10% of our total revenues from PG&E. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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
We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including any wild fire-suppression claims). A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability. The determination of such claims and expenses, and the extent of the need for accrued liabilities, are continually reviewed and updated. If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected. Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers’ compensation. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial Services	27	Owned	193,652	14

Utility Services	3	Owned	36,037	3

Residential and Commercial, and Utility Services	2	Owned	12,400	2

We also rent approximately 120 properties in 29 states and three provinces.

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

Item 4.  Mine Safety Disclosures.

None.

Executive Officers of the Company.

Our executive officers and their present positions and ages as of March 1, 2013 follow:

Name	Position	Age

Karl J. Warnke	Chairman, President and Chief Executive Officer	61

David E. Adante	Executive Vice President, Chief Financial Officer and Secretary	61

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	55

Patrick M. Covey	Chief Operating Officer	49

George M. Gaumer	Vice President and General Manager, Commercial Landscape Services	60

Fred W. Johnson	Vice President, Operations Support Services	68

Steven A. Marshall	Executive Vice President, Operations	61

Gordon L. Ober	Vice President, Personnel Recruiting and Development	63

Joseph R. Paul, CPA	Vice President and Treasurer	51

Richard A. Ramsey	Vice President and General Manager, Canadian Operations	63

Thea R. Sears, CPA	Assistant Controller	44

James F. Stief	Executive Vice President, Operations	58

Nicholas R. Sucic, CPA	Vice President and Controller	66

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

Mr. Adante was elected Executive Vice President, Chief Financial Officer and Secretary in May 1993. As previously announced, Mr. Adante intends to retire on March 22, 2013. Mr. Joseph R. Paul, currently Vice President and Treasurer, has been chosen to succeed Mr. Adante upon his scheduled retirement date.

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

Mr. Gaumer was elected Vice President and General Manager, Commercial Landscape Services in March 2005. Prior to that time, he served as Vice President of Commercial Grounds Management, having been appointed in 2001. Mr. Gaumer has announced his intention to retire on March 15, 2013.

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

Mr. Paul was elected Vice President and Treasurer in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005. He is a certified public accountant. Prior to joining us, Mr. Paul served as corporate controller for AccessPoint Openings, LLC, a holding company of distribution and manufacturing companies in the building products industry, having been associated with that firm since 1998. Mr. Paul served in various capacities including director of business expansion and integration at Applied Industrial Technologies, an industrial distributor, from 1993 to 1998. Prior to joining Applied Industrial Technologies, Mr. Paul was an audit manager with Deloitte LLP, having been associated with that firm since 1986. As previously announced, Mr. Paul will succeed Mr. Adante as Chief Financial Officer upon Mr. Adante's retirement in March 2013.

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

Mr. Stief was elected Executive Vice President, Operations, effective February 12, 2012 and previously served as Vice President and General Manager, Residential/Commercial Services since January 2010. Prior to that time Mr. Stief served as Vice President and General Manager - South, West and Central Residential/Commercial Operations, having been appointed in January 2007 and Vice President South, West and Central Residential/Commercial Operations, having been appointed in January 1997. Previously, having joined Davey Tree in 1978, Mr. Stief held various managerial positions, including Operations Manager and District Manager.

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

Record Holders and Common Shares

On March 8, 2013 we had 3,432 record holders of our common shares.

On March 8, 2013 we had 13,731,031 common shares outstanding and options exercisable to purchase 639,654 common shares.

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2012	2011
1	4.25	4.25
2	4.50	4.25
3	4.50	4.25
4	4.50	4.25
Total	17.75	17.00

We presently expect to pay comparable cash dividends in 2013.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2012
January 1 to January 28	902	$18.00	n/a	n/a
January 29 to February 25	298	18.00	n/a	n/a
February 26 to March 31	125,179	19.70	n/a	n/a
Total First Quarter	126,379	19.68

April 1 to April 28	120,433	19.70	n/a	n/a
April 29 to May 26	91,168	19.70	n/a	n/a
May 27 to June 30	56,410	19.70	n/a	n/a
Total Second Quarter	268,011	19.70

July 1 to July 28	314	19.70	n/a	n/a
July 29 to August 25	27,576	20.80	n/a	n/a
August 26 to September 29	64,552	20.80	n/a	n/a
Total Third Quarter	92,442	20.80

September 30 to October 27	195,638	20.80	n/a	n/a
October 28 to December 1	34,544	20.80	n/a	n/a
December 2 to December 31	174,690	20.80	n/a	n/a
Total Fourth Quarter	404,872	20.80

Total Year to Date	891,704	20.31

n/a--Not applicable. There are no publicly announced plans or programs to purchase common shares.

Stock Performance Graph

Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index

The following Performance Graph compares cumulative total shareholder returns for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Pike Electric Corporation; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. Each of the three measures of cumulative total return assumes reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
Davey Tree	100	105	107	120	130	154
S&P 500 Index	100	63	80	92	94	109
Peer Group	100	75	85	105	106	117

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

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$680,153	$646,034	$591,732	$562,111	$595,797
Costs and expenses:
Operating	437,332	426,626	387,272	360,623	382,143
Selling	111,578	104,871	97,794	89,266	95,327
General and administrative	48,171	42,793	40,170	47,077	45,607
Depreciation	37,365	37,818	35,530	36,280	34,374
Amortization of intangible assets	1,742	1,908	1,791	1,677	1,482
Gain on sale of assets, net	(1,802)	(783)	(437)	(623)	(992)
Income from operations	45,767	32,801	29,612	27,811	37,856
Interest expense	(2,698)	(3,794)	(2,803)	(2,380)	(3,417)
Interest income	200	43	46	25	220
Litigation settlement	—	(2,900)	—	—	—
Other expense	(2,611)	(2,850)	(2,521)	(1,880)	(2,920)
Income before income taxes	40,658	23,300	24,334	23,576	31,739
Income taxes	16,063	9,235	10,281	9,199	12,718
Net income	$24,595	$14,065	$14,053	$14,377	$19,021
Earnings per share--diluted	$1.68	$.97	$.93	$.92	$1.14
Shares used for computing per share amounts--diluted	14,609	14,537	15,031	15,636	16,751

Other Financial Data:
Depreciation and amortization	$39,107	$39,726	$37,321	$37,957	$35,856
Capital expenditures	29,734	34,701	34,753	21,838	37,033
Cash flow provided by (used in):
Operating activities	43,936	54,422	49,275	53,538	55,282
Investing activities	(31,179)	(34,128)	(39,304)	(21,457)	(51,356)
Financing activities	(3,377)	(22,044)	(349)	(33,049)	(2,382)
Cash dividends declared per share	$.1775	$.1700	$.1700	$.1700	$.1700

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$63,208	$28,501	$25,833	$16,306	$20,803
Current ratio	1.64	1.28	1.29	1.20	1.23
Property and equipment, net	125,716	130,148	129,627	128,802	141,013
Total assets	330,932	303,734	288,307	266,072	291,002
Long-term debt	54,787	51,136	61,591	45,843	60,187
Other long-term liabilities	59,498	49,837	38,305	41,494	45,523
Shareholders' equity	118,106	100,726	98,369	97,223	94,783
Common shares:
Issued	21,457	21,457	21,457	21,457	21,457
In treasury	7,731	7,611	7,345	6,885	6,939
Net outstanding	13,726	13,846	14,112	14,572	14,518
Stock options:
Outstanding	761	1,111	1,256	1,324	1,331
Exercisable	640	942	945	1,003	1,039
ESOT valuation per share	$23.20	$19.70	$18.40	$16.60	$16.40

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2012 Results;

▪	Results of Operations, including fiscal 2012 compared to fiscal 2011, fiscal 2011 compared to fiscal 2010, and Canadian dollar translation adjustments and rate-change effects, and other matters;

▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;

▪	Recent Accounting Guidance;

▪	Critical Accounting Policies and Estimates; and

▪	Market Risk Information, including interest rate risk and foreign currency exchange rate risk.

OVERVIEW OF 2012 RESULTS

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

Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning, is a nonreportable segment and, along with our other operating activities; including research, technical support and laboratory diagnostic facilities, are included in "All Other."

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012/2011	2011/2010
Revenues	100.0%	100.0%	100.0%	5.3%	9.2%
Costs and expenses:
Operating	64.3	66.0	65.5	2.5	10.2
Selling	16.4	16.2	16.5	6.4	7.2
General and administrative	7.1	6.6	6.8	12.6	6.5
Depreciation	5.5	5.9	6.0	(1.2)	6.4
Amortization of intangible assets	.3	.3	.3	(8.7)	6.5
Gain on sale of assets, net	(.3)	(.1)	(.1)	130.1	79.2
	93.3	94.9	95.0	3.4	9.1
Income from operations	6.7	5.1	5.0	39.5	10.8
Other income (expense):
Interest expense	(.4)	(.6)	(.5)	(28.9)	35.4
Interest income	—	—	—	nm	nm
Litigation settlement	—	(.4)	—	(100.0)	—
Other	(.3)	(.5)	(.4)	nm	nm
Income before income taxes	6.0	3.6	4.1	74.5	(4.2)
Income taxes	2.4	1.4	1.7	73.9	(10.2)
Net income	3.6%	2.2%	2.4%	74.9%	.1%

nm--not meaningful

Revenues of $680,153 were 5.3% higher than last year’s revenues of $646,034. Utility Services revenues increased 1.5%, Residential and Commercial Services increased 8.2%.

Overall, income from operations of $45,767 increased 39.5% from the $32,801 experienced in the prior year. Income from operations was $16,211 in Utility Services (a 50.2% increase as compared with 2011) and $28,359 for Residential and Commercial Services (a 31.3% increase as compared with 2011).

Net income of $24,595 was $10,530 higher than the $14,065 earned in 2011. The increase in net income was attributable to improved income from operations.

Operating activities in 2012 provided cash of $43,936 as compared to $54,422 provided in 2011. The $10,486 net decrease was primarily attributable to (i) an increase in net income of $10,530, (ii) a decrease of $619 in depreciation and amortization expense, and (iii) more cash used of $17,337 from changes in other operating assets and liabilities.

Investing activities used $31,179 in cash, or $2,949 less than that used in 2011, the result of fewer expenditures for purchases of equipment.

Financing activities used $3,377 in cash in 2012, $18,667 less than the $22,044 of cash used in 2011. Our revolving credit facility, provided $4,200 in cash in 2012 as compared with the $10,000 being paid-down during 2011. Purchases of common shares for treasury of $18,103 were partially offset by net cash received of $12,576 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2012 totaled $2,556.

Fiscal 2012 Compared to Fiscal 2011

A comparison of our fiscal year 2012 results to 2011 follows:

	Year Ended December 31,
	2012	2011	Change	% Change
Revenues	$680,153	$646,034	$34,119	5.3%
Costs and expenses:
Operating	437,332	426,626	10,706	2.5
Selling	111,578	104,871	6,707	6.4
General and administrative	48,171	42,793	5,378	12.6
Depreciation	37,365	37,818	(453)	(1.2)
Amortization of intangible assets	1,742	1,908	(166)	(8.7)
Gain on sale of assets, net	(1,802)	(783)	(1,019)	nm
	634,386	613,233	21,153	3.4
Income from operations	45,767	32,801	12,966	39.5
Other income (expense):
Interest expense	(2,698)	(3,794)	1,096	(28.9)
Interest income	200	43	157	nm
Litigation settlement	—	(2,900)	2,900	—
Other	(2,611)	(2,850)	239	(8.4)
Income before income taxes	40,658	23,300	17,358	74.5
Income taxes	16,063	9,235	6,828	73.9
Net income	$24,595	$14,065	$10,530	74.9%

nm--not meaningful

Revenues--Revenues of $680,153 increased $34,119 compared with the $646,034 reported in 2011. During the fourth quarter 2012, all segments were favorably impacted by storm-damage revenue approximating $17,500 associated with Super Storm Sandy along the east coast of the United States. Utility Services increased $4,856, or 1.5%, from the prior year. Storm-damage revenue along with new contracts and increases on existing contracts offset the crew reductions experienced on two existing accounts, the loss of an account within our U.S. operations and client-imposed production restrictions. Residential and Commercial Services increased $21,765, or 8.2%, from 2011. Residential and Commercial revenues were favorably impacted by the storm-damage revenue, unseasonably warm weather conditions during the first half of the year, contract work with a large customer related to tree damage purportedly caused by one of their products and an increase in consumer demand for our services. Total consolidated revenue of $680,153 includes production incentive revenue, recognized under the completed-performance method, of $5,004 during 2012 as compared with $4,176 during 2011.

Operating Expenses--Operating expenses of $437,332 increased $10,706 from the prior year, and as a percentage of revenues decreased 1.7% to 64.3%. Utility Services experienced a decrease of $1,373, or .5%, from 2011, and as a percentage of revenues decreased 1.4% to 76.3%. Decreases in employee labor and benefits expense and subcontractor expense were partially offset by an increase in fuel expense, travel expense, and tool expense. Residential and Commercial Services increased $10,321, or 7.5%, compared with 2011 but as a percentage of revenue decreased .3% to 51.5%. Increased employee labor and benefit expense, repair and maintenance expense, fuel expense, material expense, tool and saw expense, subcontractor expense and disposal expense, associated with the increased revenue, account for the increase.

Fuel costs increased in 2012 as compared with fuel costs for 2011 and impacted operating expenses within all segments. During 2012, fuel expense of $32,289 increased $740, or 2.3%, from the $31,549 incurred in 2011. Substantially all of the $740 increase relates to an increase in the price of fuel.

Selling Expenses--Selling expenses of $111,578 increased $6,707 from 2011 and as a percentage of revenues increased .2% to 16.4%. Utility Services increased $1,302, or 5.3%, from 2011. Increases in field management wages and incentive expense, travel expense and office wages were partially offset by a reduction in professional services expense, field management auto expense and communication expense. Residential and Commercial Services increased $4,223, or 5.7%, from 2011 but as a percentage of revenue decreased .6% to 27.0%. Increases in field management wages and incentive expense, field management auto expense, travel expense and sales and marketing expense were partially offset by reductions in office rent, utilities expense, communication expense, professional services expense and computer expense.

General and Administrative Expenses--General and administrative expenses increased $5,378 to $48,171, a 12.6% increase, from the $42,793 experienced in 2011 and as a percentage of revenues decreased .5% to 7.1%. Increases in salary and incentive expense, stock compensation expense, pension expense, office expenses, computer expense, employee development expense, auto expense and travel expense were partially offset by decreases in professional services expense and communication expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $39,107 decreased $619 from the prior year and as a percentage of revenues decreased .4% to 5.8%. The decrease is attributable to a reduction in depreciation expense related to lower capital expenditures for equipment and a reduction in amortization expense related to our purchases of businesses.

Gain on Sale of Assets--Gain on the sale of assets of $1,802 increased $1,019 from the $783 experienced in 2011. Increases in the number of equipment units sold in 2012 as compared with 2011 and the sale of one of our properties account for the increased gain.

Interest Expense--Interest expense of $2,698 decreased $1,096, or 28.9%, from the $3,794 incurred in 2011. The decrease is attributable to lower average debt levels necessary to fund capital expenditures and operations during 2012 as compared with 2011.

Other, Net--Other, net of $2,611 decreased $239 from the $2,850 experienced in 2011. Other, net, includes foreign currency gains on the intercompany balances of our Canadian operations of $11 for 2012 as compared to $269 of losses for 2011. 2011 also included a $366 writedown of the carrying value of a cost-method affiliate for an other-than-temporary impairment.

Income Taxes--Income taxes for 2012 were $16,063, an effective tax rate of 39.5%, compared with income taxes for 2011 of $9,235, or an effective tax rate of 39.6%.

Net Income--Net income of $24,595 was $10,530 higher than the $14,065 earned in 2011, the result of improved income from operations.

Fiscal 2011 Compared to Fiscal 2010

A comparison of our fiscal year 2011 results to 2010 follows:

	Year Ended December 31,
	2011	2010	Change	% Change
Revenues	$646,034	$591,732	$54,302	9.2%
Costs and expenses:
Operating	426,626	387,272	39,354	10.2
Selling	104,871	97,794	7,077	7.2
General and administrative	42,793	40,170	2,623	6.5
Depreciation	37,818	35,530	2,288	6.4
Amortization of intangible assets	1,908	1,791	117	6.5
Gain on sale of assets, net	(783)	(437)	346	nm
	613,233	562,120	51,113	9.1
Income from operations	32,801	29,612	3,189	10.8
Other income (expense):
Interest expense	(3,794)	(2,803)	(991)	35.4
Interest income	43	46	(3)	(6.5)
Litigation settlement	(2,900)	—	(2,900)	—
Other	(2,850)	(2,521)	(329)	13.1
Income before income taxes	23,300	24,334	(1,034)	(4.2)
Income taxes	9,235	10,281	(1,046)	(10.2)
Net income	$14,065	$14,053	$12.1%

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

Operating Expenses--Operating expenses of $426,626 increased $39,354 from the prior year, and as a percentage of revenues increased .5% to 66.0%. Utility Services experienced an increase of $24,203, or 10.7%, from 2010, and as a percentage of revenues increased 1.9% to 77.7%. Increases in employee labor and benefits expense, fuel expense, subcontractor expense, crew expenses and equipment repair expense associated with the increased revenues were partially offset by a decrease in materials and tool expense. Residential and Commercial Services increased $5,067, or 3.8%, compared with 2010 but as a percentage of revenue decreased .6% to 51.8%. Increased employee labor and benefit expense, repair and maintenance expense, fuel expense, tool and saw expense, each the result of the increased revenues, were partially offset by a reduction in material expense and subcontractor expense.

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

Litigation Settlement--We recorded a pretax charge of $2,900 in the fourth quarter 2011 in connection with the proposed litigation Settlement Agreement, for which the Court granted final approval in August 2012 at which time the Company paid the agreed-upon $2,900, related to the purported class-action suit filed in the State of California in and for the County of Alameda concerning off-duty meal periods and the required content of paycheck stubs.

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

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During 2010, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2007 and 2008 and Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008.

The Company's U.S. income tax return for the year ended December 31, 2010 is currently under audit by the U.S. Internal Revenue Service. As of December 31, 2012, if certain pending tax matters settle, we believe it is reasonably possible that additional tax payments will be made during the next twelve months within a range of $500 to $800.

Goodwill—Impairment Tests

Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2012 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2012 that would impact this conclusion.

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

The carrying value of the recorded goodwill for all reporting units totaled $23,515 at December 31, 2012. Based upon the goodwill impairment analysis conducted in the fourth quarter 2012, a hypothetical reduction in the fair value of the individual reporting units, ranging from approximately 57% to 78%, would not have resulted in the carrying value of the individual reporting units exceeding the reduced fair value.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2012 and December 31, 2011, are summarized as follows:

	2012	2011
Cash provided by (used in):
Operating activities	$43,936	$54,422
Investing activities	(31,179)	(34,128)
Financing activities	(3,377)	(22,044)
Increase (Decrease) in cash	$9,380	$(1,750)

Net Cash Provided by Operating Activities--Operating activities in 2012 provided cash of $43,936 as compared to $54,422 provided in 2011. The $10,486 net decrease was primarily attributable to (i) an increase in net income of $10,530, (ii) an decrease of $619 in depreciation and amortization expense, and (iii) more cash used of $17,337 from changes in other operating assets and liabilities.

Overall, accounts receivable dollars increased $24,294 in 2012 as compared to the $10,347 increase experienced in 2011. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2012 increased 10 days to 61 days, as compared to 2011. The increase is primarily attributable to storm-damage revenues resulting from Super Storm Sandy. The DSO at December 31, 2011 was 51 days.

Accounts payable and accrued expenses decreased $1,145 in 2012, $7,297 more than the increase of $6,152 experienced in 2011. Decreases in trade payables, self-insured medical accruals, interest rate contract accruals and settlement accruals were partially offset by an increase in professional service accruals and employee compensation accruals and vacation accruals.

Self-insurance accruals increased $4,468 in 2012, $1,613 more than the increase of $2,855 experienced in 2011. The increase occurred within our workers’ compensation classification and resulted primarily from an overall decrease in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net, decreased $3,121 in 2012, as compared to the $827 decrease in 2011. Decreases in tax and other deposits and increased pension liabilities were partially offset by increases in prepaid expenses and operating supplies.

Net Cash Used in Investing Activities--Investing activities used $31,179 in cash, $2,949 less than the $34,128 used in 2011. Decreases in capital expenditures for the purchases of equipment were partially offset by increases in capital expenditures for the purchases of businesses and increased proceeds on the sale of equipment.

Net Cash Used in Financing Activities--Financing activities used $3,377 in cash in 2012, $18,667 less than the $22,044 of cash used in 2011. Our revolving credit facility provided $4,200 as compared with the $10,000 used during 2011. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Payments of long-term debt and capital leases totaled $649. Purchases of common shares for treasury of $18,103 were partially offset by net cash received of $12,576 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2012 totaled $2,556.

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

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2012, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2013	2014	2015	2016	2017	Thereafter
Revolving credit facility	$24,200	$—	$24,200	$—	$—	$—	$—
Senior unsecured notes	30,000	—	—	—	6,000	6,000	18,000
Term loans	7,579	6,992	554	33	—	—	—
Operating lease obligations	9,249	4,309	2,246	1,375	932	225	162
Self-insurance accruals	63,736	20,115	17,150	9,350	4,740	2,218	10,163
Purchase obligations	3,447	3,447	—	—	—	—	—
Other liabilities	17,880	—	731	931	696	495	11,197
	$156,091	$34,863	$44,881	$11,689	$12,368	$8,938	$39,522

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2012. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2012, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As at December 31, 2012, we were contingently liable to our principal banks for letters of credit in the amount of $50,395 of which $48,887 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as appropriate.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2013 through 2016. We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash of $19,647 as of December 31, 2012 included $12,734 in the U.S. and $6,913 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate a portion of our 2013 Canadian earnings to satisfy our 2013 U.S. based cash flow needs.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2012, we had working capital of $63,208, unused short-term lines of credit approximating $11,015, and $66,913 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions for at least the next twelve months and for the foreseeable future.

RECENT ACCOUNTING GUIDANCE

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) issuing Accounting Standards Updates (or “ASUs”) to the FASB's Accounting Standards Codification™ (the “Codification”). The Codification is the single source of nongovernmental authoritative U.S. GAAP in the United States. All other accounting guidance not included in the Codification is considered nonauthoritative. The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the description of the ASU that follows, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income--In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line-items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We are currently evaluating the adoption of this ASU.

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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 10% of revenues during 2012 and 2011 and 11% during 2010. Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

Our self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Accordingly, our estimates of ultimate losses can change as claims mature. Our accruals also are affected by changes in the number of new claims incurred and claim severity. The methods for estimating the ultimate losses and the total cost of claims were determined by third-party consulting actuaries; the resulting accruals are reviewed by management, and any adjustments arising from changes in estimates are reflected in income.

The workers' compensation accruals are discounted as the amount and timing of cash payments related to those accruals are reliably determinable given the nature of workers' compensation benefits and the level of historical claim volume to support the actuarial assumptions and judgments used to derive the expected loss payment pattern. The workers' compensation accruals are discounted using an interest rate that approximates the long-term investment yields over the expected payment pattern of unpaid losses.

Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate and not excessive, the ultimate claims may be in excess of or less than the amounts provided.

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

The following table provides information, as of December 31, 2012, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2012.

	Expected Maturity Date							Fair Value December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$6,438	$—	$—	$6,000	$6,000	$18,000	$36,438	$36,200
Average interest rate	4.6%	—	—	5.1%	5.1%	5.1%
Variable rate	$24,753	$555	$33	$—	$—	$—	$25,341	$25,341
Average interest rate	2.3%	2.3%	2.5%	—	—	—

Interest rates on the variable-rate debt, as of December 31, 2012, ranged from .9% to 3.3%.

Foreign Currency Exchange Rate Risk

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

For the year ended December 31, 2012, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.

Commodity Price Risk

We are subject to market risk from fluctuating prices of fuel--both diesel and gasoline. Beginning in the second quarter 2011, we entered into fuel derivatives as "economic hedges" related to fuel consumed by Davey Tree service vehicles. The objectives of the economic hedges are to fix the price of a portion of our fuel needs and mitigate the earnings and cash flow volatility attributable to the risk of changing prices. We had contracts outstanding for approximately 1.3 million gallons of fuel with an asset fair value of $14 at December 31, 2012. The longest remaining term of the contracts outstanding at December 31, 2012 was 12 months.

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

Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2012, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control--Integrated Framework.” To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we designed and implemented a structured and comprehensive compliance process to evaluate our internal control over financial reporting across the enterprise.

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

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in “Internal Control--Integrated Framework” issued by COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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
March 12, 2013

(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of The Davey Tree Expert Company and our report dated March 12, 2013 expressed an unqualified opinion thereon.  We did not audit the 2011 and 2010 financial statements of Davey Tree Expert Co. of Canada, Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 9% in 2011 and 6% in 2010 and total revenues constituting 11% in 2011 and 10% in 2010 of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Davey Tree Expert Co. of Canada, Limited, is based solely on the report of the other auditors.

/s/ Ernst & Young LLP
Akron, Ohio
March 12, 2013

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.

Information about our directors is in the section "Election of Directors" of our 2013 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Shareholder Nominations; Attendance” of our 2013 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2013 Proxy Statement, which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Compensation of Executive Officers" and "Compensation of Directors" of our 2013 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2013 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plans Information” of our 2013 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance” of our 2013 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2013 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2013.

THE DAVEY TREE EXPERT COMPANY

By: /s/Karl J. Warnke
Karl J. Warnke, Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2013.

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

21	Subsidiaries of the Registrant.	Filed Herewith

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed Herewith

23.2	Consent of Deloitte LLP, Independent Registered Chartered Accountants, related to Davey Tree Expert Co. of Canada, Limited.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

99	Report of Deloitte & Touche LLP, Independent Registered Chartered Accountants, related to Davey Tree Expert Co. of Canada, Limited.	Filed Herewith

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statements of Consolidated Shareholders' Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*
Furnished Herewith

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

YEAR ENDED DECEMBER 31, 2012

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets -- December 31, 2012 and 2011	F-3
Consolidated Statements of Operations -- Years ended December 31, 2012, 2011 and 2010	F-4
Consolidated Statements of Comprehensive Income -- Years ended December 31, 2012 and 2011	F-5
Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2012, 2011 and 2010	F-6
Consolidated Statements of Cash Flows -- Years ended December 31, 2012, 2011 and 2010	F-7
Notes to Consolidated Financial Statements -- December 31, 2012
A – Our Business	F-8
B – Summary of Significant Accounting Policies	F-8
C – Recent Accounting Guidance	F-11
D – Business Combinations	F-11
E – Accounts Receivable, Net and Supplemental Balance Sheet Information	F-11

F – Litigation Settlement and Supplemental Operating Information	F-12
G – Supplemental Cash Flow Information	F-13
H – Identified Intangible Assets and Goodwill, Net	F-14
I – Short-Term and Long-Term Debt	F-15
J – Self-Insurance Accruals	F-16

K – Operating Lease Obligations	F-17
L – Common Shares and Preferred Shares	F-17
M – Accumulated Comprehensive Income (Loss)	F-18
N – The Davey 401KSOP and Employee Stock Ownership Plan	F-19

O – Stock-Based Compensation	F-20
P – Defined Benefit Pension Plans	F-23
Q – Income Taxes	F-29
R – Earnings Per Share	F-33

S – Operations by Business Segment and Geographic Information	F-33
T – Fair Value Measurements and Financial Instruments	F-35
U – Commitments and Contingencies	F-39
V – Quarterly Results of Operations (Unaudited)	F-40

Financial Statement Schedules:
None.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2011 and 2010 financial statements of Davey Tree Expert Co. of Canada, Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 9% in 2011 and total revenues constituting 11% in 2011 and 10% in 2010 of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Davey Tree Expert Co. of Canada, Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and, for 2011 and 2010, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 12, 2013

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash	$19,647	$10,267
Accounts receivable, net	115,563	90,795
Operating supplies	6,030	5,586
Prepaid expenses	9,101	6,968
Other current assets	11,408	16,920
Total current assets	161,749	130,536
Property and equipment:
Land and land improvements	13,213	13,221
Buildings and leasehold improvements	25,676	25,311
Equipment	412,790	400,457
	451,679	438,989
Less accumulated depreciation	325,963	308,841
	125,716	130,148
Other assets	14,284	15,969
Identified intangible assets and goodwill, net	29,183	27,081
	$330,932	$303,734
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$6,992	$5,837
Accounts payable	36,972	35,282
Accrued expenses	34,462	34,123
Self-insurance accruals	20,115	26,793
Total current liabilities	98,541	102,035
Long-term debt	24,787	21,136
Senior unsecured notes	30,000	30,000
Self-insurance accruals	41,618	30,472
Other liabilities	17,880	19,365
	212,826	203,008
Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding as of December 31, 2012 and 2011	21,457	21,457
Additional paid-in capital	3,431	1,721
Common shares subscribed	11,055	—
Retained earnings	210,652	188,613
Accumulated other comprehensive income (loss)	(7,115)	(6,344)
	239,480	205,447
Less: Cost of Common shares held in treasury; 7,731 shares in 2012 and 7,611 in 2011	112,159	104,721
Common shares subscription receivable	9,215	—
	118,106	100,726
	$330,932	$303,734
See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues	$680,153	$646,034	$591,732
Costs and expenses:
Operating	437,332	426,626	387,272
Selling	111,578	104,871	97,794
General and administrative	48,171	42,793	40,170
Depreciation	37,365	37,818	35,530
Amortization of intangible assets	1,742	1,908	1,791
Gain on sale of assets, net	(1,802)	(783)	(437)
	634,386	613,233	562,120
Income from operations	45,767	32,801	29,612
Other income (expense):
Interest expense	(2,698)	(3,794)	(2,803)
Interest income	200	43	46
Litigation settlement	—	(2,900)	—
Other	(2,611)	(2,850)	(2,521)

Income before income taxes	40,658	23,300	24,334
Income taxes	16,063	9,235	10,281

Net income	$24,595	$14,065	$14,053

Share data:
Earnings per share--basic:	$1.74	1.00	$.97

Earnings per share--diluted:	$1.68	$.97	$.93

Weighted-average shares outstanding:
Basic	14,102	14,006	14,511

Diluted	14,609	14,537	15,031

Dividends declared per share	$.18	$.17	$.17

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$24,595	$14,065	$14,053
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains / (losses)	561	(509)	1,404
Change in deferred gains (losses) on cash flow hedges	77	568	195
Defined benefit pension plan adjustments	(1,409)	(3,331)	278

Total other comprehensive income (loss), net of tax	(771)	(3,272)	1,877

Comprehensive income	$23,824	$10,793	$15,930

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Common shares
At beginning and end of year	21,457	$21,457	21,457	$21,457	21,457	$21,457
Additional paid-in capital
At beginning of year		1,721		—		328
Shares sold to employees		1,742		1,874		996
Options exercised		(2,100)		(876)		(1,254)
Subscription shares, issued		428		—		(1,303)
Stock-based compensation		1,640		833		1,123
Reclassification related to stock-based compensation		—		(110)		110
At end of year		3,431		1,721		—
Common shares subscribed, unissued
At beginning of year	—	—	—	—	201	1,204
Common share, subscribed	638	12,563	—	—	—	—
Common shares, issued	(77)	(1,508)	—	—	(200)	(1,202)
Cancellations	—	—	—	—	(1)	(2)
At end of year	561	11,055	—	—	—	—
Retained earnings
At beginning of year		188,613		176,800		165,293
Net income		24,595		14,065		14,053
Dividends, $ .17 per share		—		(2,362)		(2,436)
Dividends, $ .18 per share		(2,556)		—		—
Stock-based compensation		—		110		(110)
At end of year		210,652		188,613		176,800
Accumulated other comprehensive income (loss), net of tax
At beginning of year		(6,344)		(3,072)		(4,949)
Currency translation adjustments		561		(509)		1,404
Net gain on interest rate contracts		77		568		195
Defined benefit pension plans		(1,409)		(3,331)		278
At end of year		(7,115)		(6,344)		(3,072)
Common shares held in treasury
At beginning of year	7,611	(104,721)	7,345	(96,816)	6,885	(86,084)
Shares purchased	892	(18,103)	779	(14,222)	1,249	(20,711)
Shares sold to employees	(327)	4,390	(351)	4,127	(363)	4,598
Options exercised	(368)	5,197	(162)	2,190	(226)	2,876
Subscription shares, issued	(77)	1,078	—	—	(200)	2,505
At end of year	7,731	(112,159)	7,611	(104,721)	7,345	(96,816)
Common shares subscription receivable
At beginning of year	—	—	—	—	(201)	(26)
Shares subscribed	(638)	(9,732)	—	—	—	—
Payments	77	517	—	—	200	24
Cancellations	—	—	—	—	1	2
At end of year	(561)	(9,215)	—	—	—	—
Common Shareholders' Equity at December 31	13,726	$118,106	13,846	$100,726	14,112	$98,369

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$24,595	$14,065	$14,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,365	37,818	35,530
Amortization	1,742	1,908	1,791
Gain on sale of assets	(1,802)	(783)	(437)
Deferred income taxes	(3,607)	3,428	3,384
Other	3,493	(1,501)	(1,895)
Changes in operating assets and liabilities:
Accounts receivable	(24,294)	(10,347)	(8,726)
Accounts payable and accrued expenses	(1,145)	6,152	5,229
Self-insurance accruals	4,468	2,855	717
Other assets, net	3,121	827	(371)
	19,341	40,357	35,222
Net cash provided by operating activities	43,936	54,422	49,275
Investing activities
Capital expenditures:
Equipment	(29,294)	(34,370)	(34,237)
Land and buildings	(440)	(331)	(516)
Proceeds from sales of property and equipment	2,955	1,535	1,285
Purchases of businesses	(4,400)	(962)	(5,836)
Net cash used in investing activities	(31,179)	(34,128)	(39,304)
Financing activities
Revolving credit facility borrowings/(payments), net	4,200	(10,000)	(12,550)
Issuance of senior unsecured notes	—	—	30,000
Borrowings/(payments) of notes payable	1,155	(1,821)	(323)
Payments of long-term debt and capital leases	(649)	(955)	(1,569)
Purchase of common shares for treasury	(18,103)	(14,222)	(20,711)
Sale of common shares from treasury	10,735	7,316	7,214
Cash received on common-share subscriptions	1,841	—	26
Dividends	(2,556)	(2,362)	(2,436)
Net cash used in financing activities	(3,377)	(22,044)	(349)
Increase (Decrease) in cash and cash equivalents	9,380	(1,750)	9,622
Cash and cash equivalents, beginning of year	10,267	12,017	2,395
Cash and cash equivalents, end of year	$19,647	$10,267	$12,017

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2012
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

Resource Group provides services related to natural resource management and consulting, forestry research and development, and environmental planning and we also maintain research, technical support and laboratory diagnostic facilities.

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
December 31, 2012
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)

Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2012 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2012 that would impact this conclusion.

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

Our self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Accordingly, our estimates of ultimate losses can change as claims mature. Our accruals also are affected by changes in the number of new claims incurred and claim severity. The methods for estimating the ultimate losses and the total cost of claims were determined by third-party consulting actuaries; the resulting accruals are reviewed by management, and any adjustments arising from changes in estimates are reflected in income.

The workers' compensation accruals are discounted as the amount and timing of cash payments related to those accruals are reliably determinable given the nature of workers' compensation benefits and the level of historical claim volume to support the actuarial assumptions and judgments used to derive the expected loss payment pattern. The workers' compensation accruals are discounted using an interest rate that approximates the long-term investment yields over the expected payment pattern of unpaid losses.

Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate and not excessive, the ultimate claims may be in excess of or less than the amounts provided.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)

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

Cash and Derivative Contracts: To limit our exposure, we transact our business and maintain banking relationships and our derivative contracts with high credit-quality financial institutions.

Accounts Receivable: Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 10% of revenues during 2012 and 2011 and 11% during 2010. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.

Currency Translation Adjustments--All assets and liabilities of our Canadian operations are translated into United States dollars at year-end exchange rates while revenues and expenses are translated at weighted-average exchange rates in effect during the year. Translation adjustments are recorded as accumulated other comprehensive income (loss) in shareholders’ equity.

Interest Rate Risk Management--We have entered into interest rate contracts, from time-to-time, with the objective of altering interest rate exposures related to variable rate debt. In the interest rate contracts, we have agreed with a financial institution to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

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
December 31, 2012
(In thousands, except share data)

C.	Recent Accounting Guidance

The FASB Accounting Standards Codification--Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) issuing Accounting Standards Updates (or “ASUs”) to the FASB's Accounting Standards Codification™ (the “Codification”). The Codification is the single source of nongovernmental authoritative U.S. GAAP in the United States. All other accounting guidance not included in the Codification is considered nonauthoritative. The Accounting Standards Updates are not authoritative in their own right; these updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In the description of the ASU that follows, references relate to the Codification Topic and descriptive title.

Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income--In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line-items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We are currently evaluating the adoption of this ASU.

D.	Business Combinations

Our investments in businesses were: (a) $6,368 in 2012, including liabilities assumed of $1,868 and debt issued of $100; (b) $1,527 in 2011, including liabilities assumed of $65 and $500 debt issued; and (c) $6,952 in 2010, including liabilities assumed of $1,116 and no debt issued.

The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $1,820 in 2012 (of which $258 is deductible for tax purposes); $426 in 2011 (all of which is deductible for tax purposes); and, $1,650 in 2010 (all of which is deductible for tax purposes).

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the years ended December 31, 2012, 2011 or 2010 was not significant.

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information

The following comprise accounts receivable, net and other:

	December 31,
	2012	2011
Accounts receivable	$105,044	$82,076
Receivables under contractual arrangements	12,961	11,194
	118,005	93,270
Less allowances for doubtful accounts	2,442	2,475
	$115,563	$90,795

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information (continued)

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.

The following items comprise the amounts included in the balance sheet:

	December 31,
Other current assets	2012	2011
Refundable income taxes	$—	$2,602
Deferred income taxes	8,815	12,071
Other	2,593	2,247
Total	$11,408	$16,920

	December 31,
Other assets, noncurrent	2012	2011
Assets invested for self-insurance	$10,758	$13,064
Investment--cost-method affiliate	1,168	1,168
Deferred income taxes	1,059	—
Other	1,299	1,737
Total	$14,284	$15,969

	December 31,
Accrued expenses	2012	2011
Employee compensation	$17,888	$15,046
Accrued compensated absences	7,080	7,138
Self-insured medical claims	2,571	2,950
Customer advances, deposits	1,346	1,321
Income taxes payable	2,013	—
Taxes, other than income	2,463	2,622
Accrued litigation settlement	—	2,900
Other	1,101	2,146
Total	$34,462	$34,123

	December 31,
Other liabilities, noncurrent	2012	2011
Pension and retirement plans	$14,513	$11,207
Deferred income taxes	—	5,633
Other	3,367	2,525
Total	$17,880	$19,365

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

F.	Litigation Settlement and Supplemental Operating Information

Litigation Settlement

During fourth quarter 2011, we recorded a pretax charge of $2,900 in connection with the proposed litigation Settlement Agreement, which was subject to final approval, related to the purported class-action suit filed in the State of California in and for the County of Alameda concerning off-duty meal periods and the required content of paycheck stubs. The Settlement Agreement required court approval of its terms. The Court, in April 2012, granted preliminary approval and granted final approval of the Settlement Agreement in August 2012. Under the terms of the Settlement Agreement, the Company paid $2,900 during August 2012 that was previously recorded in the fourth quarter 2011. See Note U, “Commitment and Contingencies.”

Other Nonoperating Income (Expense), Net

Other nonoperating income (expense), net, included in the statements of operations follows:

	Year Ended December 31,
	2012	2011	2010
Other nonoperating income (expense), net	$(2,611)	$(2,850)	$(2,521)

Other nonoperating income (expense) net, also includes foreign currency (i) gains of $11 for 2012, (ii) losses of $269 for 2011 and, (iii) losses of $379 for 2010 on the intercompany balances of our Canadian operations.

For 2011, other nonoperating income (expense), net, also included a writedown of $366 in the fourth quarter to reduce the carrying value of a cost-method affiliate that experienced an other-than-temporary impairment.

G.	Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2012	2011	2010
Interest paid	$2,683	$3,882	$2,174
Income taxes paid, net	11,131	2,137	7,509
Noncash transactions:
Debt issued for purchases of businesses	$100	$500	$—
Detail of acquisitions:
Assets acquired:
Receivables	$474	$16	$—
Operating supplies	209	—	—
Prepaid expense	47	—	112
Equipment	1,826	321	1,703
Deposits and other	—	—	1,549
Intangibles	3,812	1,190	3,588
Liabilities assumed	(1,868)	(65)	(1,116)
Debt issued for purchases of businesses	(100)	(500)	—
Cash paid	$4,400	$962	$5,836

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

H.	Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2012		December 31, 2011
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	5.5	years	$14,378	$10,319	$12,627	$9,570
Employment-related	3.9	years	5,430	5,082	5,345	4,573
Tradenames	6.4	years	4,528	3,267	4,358	2,783
Total			24,336	$18,668	22,330	$16,926
Less accumulated amortization			18,668		16,926
Identified intangibles, net			5,668		5,404
Unamortized intangible assets:
Goodwill	Not amortized		23,515		21,677
			$29,183		$27,081

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2012 follow:

	Balance at January 1, 2012	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2012
Utility Services	$1,314	$—	$—	$1,314
Residential and Commercial Services	18,616	1,812	18	20,446
All other	1,747	8	—	1,755
Total	$21,677	$1,820	$18	$23,515

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2012, in each of the next five years follows:

Estimated Future Amortization Expense
Year ending December 31, 2013	$1,611
2014	1,245
2015	892
2016	712
2017	515

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

I.	Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2012	2011
Current portion of long-term debt	$6,992	$5,837

At December 31, 2012, we also had unused short-term lines of credit with several banks totaling $11,015, generally at the banks' prime rate or LIBOR plus a margin adjustment of 1.25% to 1.75%. Long-term debt consisted of the following:

	December 31,
	2012	2011
Revolving credit facility
Prime rate borrowings	$9,200	$—
LIBOR borrowings	15,000	20,000
	24,200	20,000
Senior unsecured notes	30,000	30,000
Term loans	7,579	6,973
	61,779	56,973
Less current portion	6,992	5,837
	$54,787	$51,136

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

As of December 31, 2012, we had unused commitments under the facility approximating $66,913, and $73,087 committed, which consisted of borrowings of $24,200 and issued letters of credit of $48,887. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

I.	Short-Term and Long-Term Debt (continued)

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

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 1.99% at December 31, 2012 and 2.37% at December 31, 2011.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2012 were as follows: 2013--$6,992; 2014-- $24,754; 2015-- $33; 2016-- $6,000, and, 2017-- $6,000.

J.	Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2012	2011
Workers' compensation	$40,450	$33,355
Present value discount	2,003	1,756
	38,447	31,599
Vehicle liability	5,117	6,544
General liability	18,169	19,122
Total	61,733	57,265
Less current portion	20,115	26,793
Noncurrent portion	$41,618	$30,472

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2012	2011
Balance, beginning of year	$57,265	$54,410
Provision for claims	29,590	29,931
Payment of claims	25,122	27,076
Balance, end of year	$61,733	$57,265
Workers' compensation discount rate	1.90%	2.50%

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

K.	Operating Lease Obligations

We lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under noncancelable operating leases, as of December 31, 2012 were as follows:

Minimum lease obligations	Operating Lease Obligations

Year ending December 31, 2013	$4,309
2014	2,246
2015	1,375
2016	932
2017	225
2018 and after	162
Total minimum lease payments	$9,249

Total rent expense under all operating leases was $5,860 in 2012, $6,233 in 2011 and $5,719 in 2010.

L.	Common Shares and Preferred Shares

Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Common Shares--The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2012 was 21,456,880. The number of shares in the treasury for each of the three years in the period ended December 31, 2012 was as follows: 2012--7,730,878; 2011--7,611,245; and 2010--7,344.624.

Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. During 2012, purchases of common shares totaled 891,704 shares for $18,103 in cash; we also had direct sales to directors and employees of 8,549 shares for $169,371, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 56,430 shares to our 401(k) plan for $1,133 and issued 125,518 shares to participant accounts to satisfy our liability for the 2011 employer match in the amount of $2,473. The liability accrued at December 31, 2012 for the 2012 employer match was $2,643. There were also 136,947 shares purchased during 2012 under the Employee Stock Purchase Plan.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding:

	December 31,
	2012	2011
Shares outstanding, beginning of year	13,845,635	14,112,256
Shares purchased	(891,704)	(779,838)
Shares sold	327,442	351,285
Stock subscription offering, employee cash purchases	76,525	—
Options exercised	368,104	161,932
	(119,633)	(266,621)
Shares outstanding, end of year	13,726,002	13,845,635

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

L.	Common Shares and Preferred Shares (continued)

On December 31, 2012, we had 13,726,002 common shares outstanding, employee and director options exercisable to purchase 639,654 common shares, partially-paid subscription for 561,189 common shares and purchase rights outstanding for 211,580 common shares.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

M.	Accumulated Other Comprehensive Income (Loss) (continued)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Interest Rate Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2010	$2,055	$(840)	$(6,164)	$(4,949)
Unrealized gains (losses)	1,404	—	—	1,404
Unrealized gains in fair value	—	315	—	315
Unrecognized amounts from defined benefit pension plans	—	—	790	790
Tax effect	—	(120)	(512)	(632)
Net of tax amount	1,404	195	278	1,877
Balance at December 31, 2010	$3,459	$(645)	$(5,886)	$(3,072)
Unrealized gains (losses)	(509)	—	—	(509)
Unrealized gains in fair value	—	917	—	917
Unrecognized amounts from defined benefit pension plans	—	—	(6,111)	(6,111)
Tax effect	—	(349)	2,780	2,431
Net of tax amount	(509)	568	(3,331)	(3,272)
Balance at December 31, 2011	$2,950	$(77)	$(9,217)	$(6,344)
Unrealized gains (losses)	561	—	—	561
Unrealized gains in fair value	—	123	—	123
Unrecognized amounts from defined benefit pension plans	—	—	(2,444)	(2,444)
Tax effect	—	(46)	1,035	989
Net of tax amount	561	77	(1,409)	(771)
Balance at December 31, 2012	$3,511	$—	$(10,626)	$(7,115)

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

Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a "401(k) plan") feature. Participants in the plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2009 we match, in either cash or our common shares, 100% of the first one percent and 50% of the next three percent of each participant's before-tax contribution, limited to the first four percent of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.

Total compensation for these plans, consisting primarily of the employer match was $2,643 in 2012, $2,473 in 2011, and $2,293 in 2010.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
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

Stock-Based Plans--The Stock Plan consolidates into a single plan provisions for the grant of stock options and other stock-based incentives and maintenance of the Employee Stock Purchase Plan. Prior to adoption of the Stock Plan and its predecessor, the 1994 Omnibus Stock Plan, we had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options, is 3,200,000 during the ten-year term of the Stock Plan. Shares purchased since 1994 under the Employee Stock Purchase Plan were 3,897,974. With 2009 as the transition year, each continuing nonemployee director receives an annual award of 3,000 stock-settled stock appreciation rights that vest ratably over five years. Prior to the transition to stock-settled stock appreciation rights, each nonemployee director elected or appointed received a director option with the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant, exercisable six months from the date of grant. The aggregate number of common shares available for grant and the maximum number of shares granted annually are based on formulas defined in the Stock Plan. The grant of awards, other than director options, is at the discretion of the Compensation Committee of the Board of Directors. As of December 31, 2012, there were 865,704 shares available for grant.

Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2012	2011	2010
Compensation expense, all share-based payment plans	$1,508	$1,349	$1,224
Income tax benefit	383	329	292

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

	Year Ended December 31,
	2012	2011	2010
Number of employees participating	1,157	1,272	1,230
Shares purchased during the year	136,947	150,253	156,381
Weighted-average per share purchase price paid	$17.20	$15.46	$14.11
Cumulative shares purchased since 1982	8,517,782	8,380,835	8,230,582

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $415 in 2012, $410 in 2011 and $389 in 2010.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock-options awarded on or after January 1, 2006 were required to be measured at fair value. At December 31, 2012, there were 505,167 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $166 in 2012, $269 in 2011 and $361 in 2010.

Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2012, the Compensation Committee of the Board of Directors awarded 105,000 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes the SSARs as of December 31, 2012:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2012	210,188	$3.47
Granted	105,000	2.70
Forfeited	—	—
Vested	(57,371)	3.43
Unvested, December 31, 2012	257,817	$3.17	2.8 years	$573	$5,363
Employee SSARs	218,400	$3.31	2.7 years	$495	$4,543
Nonemployee Director SSARs	39,417	$2.34	3.4 years	$78	$820

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights totaled $283 in 2012, $185 in 2011 and $105 in 2010.

Performance-Based Restricted Stock Units--During the year ended December 31, 2012, the Compensation Committee of the Board of Directors awarded 23,058 Performance-Based Restricted Stock Units to certain management employees.

Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes
Performance-Based Restricted Stock Units as of December 31, 2012:

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2012	113,908	$15.15
Granted	23,058	19.41
Forfeited	—	—
Vested	(58,313)	14.52
Unvested, December 31, 2012	78,653	$16.87	3.9 years	$626	$1,636

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $644 in 2012, $485 in 2011 and $369 in 2010.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Volatility rate	11.7%	11.9%	12.2%
Risk-free interest rate	1.6%	2.9%	3.0%
Expected dividend yield	1.5%	1.5%	1.5%
Expected life of awards (years)	9.1	8.9	9.4

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2012:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2012	1,110,785	$10.62
Granted	—	—
Exercised	(341,531)	9.01
Forfeited	(8,000)	7.91
Outstanding, December 31, 2012	761,254	$11.38	3.8 years	$8,660	$7,174
Exercisable, December 31, 2012	639,654	$10.44	3.1 years		$6,630

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2012 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$6.75	256,087	0.9 years	$6.75	256,087	$6.75
11.25	251,433	3.4 years	11.25	251,433	11.25
16.00	131,000	6.8 years	16.00	75,400	16.00
16.60	109,400	7.8 years	16.60	43,400	16.60
	747,920	3.8 years	$11.32	626,320	$10.35
Director options:
$12.95 to $16.40	13,334	0.9 years	14.33	13,334	14.33
	761,254	3.8 years	$11.38	639,654	$10.44

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2012	2011
Change in benefit obligation
Projected benefit obligation at beginning of year	$32,148	$28,251
Service cost	185	134
Interest cost	1,657	1,671
Actuarial loss	4,604	3,324
Settlements	(356)	—
Benefits paid	(2,193)	(1,232)
Projected benefit obligation at end of year	$36,045	$32,148
Accumulated benefit obligation at end of year	$35,790	$31,940

	December 31,
	2012	2011
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$22,078	$23,867
Actual return on plan assets	2,588	(1,361)
Employer contributions	840	804
Settlements	(356)	—
Benefits paid	(2,193)	(1,232)
Fair value of plan assets at end of year	$22,957	$22,078

	December 31,
	2012	2011
Funded status of the plans
Fair value of plan assets	$22,957	$22,078
Projected benefit obligation	36,045	32,148
Funded status of the plans	$(13,088)	$(10,070)

	December 31,
	2012	2011
Amounts reported in the consolidated balance sheets
Current liability	$(27)	$(41)
Noncurrent liability	(13,061)	(10,029)
Funded status of the plans	$(13,088)	$(10,070)

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2012		At December 31, 2011
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$17,636	$10,577	$15,179	$9,158
Unrecognized prior service cost	82	49	96	59
	$17,718	$10,626	$15,275	$9,217

To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants. The total amount of unrecognized prior service cost and transition asset are also amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2013 follows:

	Year ending December 31, 2013
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$1,387	$860
Unrecognized prior service cost	14	9
	$1,401	$869

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2012	2011
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$36,045	$32,148
Accumulated benefit obligation	35,790	31,940
Fair value of plan assets	22,957	22,078

The actuarial assumptions follow. The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2012	2011	2010
Actuarial assumptions
Discount rate	4.25%	5.25%	6.00%
Expected long-term rate of return on plan assets	7.75	7.75	8.00

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2012	2011	2010
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$185	$134	$130
Interest cost on projected benefit obligation	1,657	1,671	1,625
Expected return on plan assets	(1,701)	(1,908)	(1,767)
Settlement loss	219	—	—
Amortization of net actuarial loss	1,041	535	615
Amortization of prior service cost	14	14	14
Amortization of transition asset	—	(68)	(69)
Net pension expense of defined benefit pension plans	$1,415	$378	$548

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

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2012, was 7.75%.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Plan Assets--The fair values of our pension plan assets at December 31, 2012 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2012 Using:
Description	Total Carrying Value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds	$2,494	$—	$2,494	$—
U.S. large-cap equities
Growth	2,482	2,482	—	—
Value	1,767	1,767	—	—
U.S. small/mid-cap equities
Growth	1,516	1,516	—	—
Value	2,149	2,149	—	—
International equities
Growth	2,183	2,183	—	—
Value	2,083	2,083	—	—
Fixed income	4,654	4,654	—	—
Multiclass world-allocation mutual funds	3,629	3,629	—	—
	$22,957	$20,463	$2,494	$—

The fair values of our pension plan assets at December 31, 2011 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

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
December 31, 2012
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Within the pension plan asset categories, the Level 1 investments are publicly traded in active markets and are valued using the net asset value, or closing price of the investment at the measurement date. Securities held by a money market fund are generally high quality and liquid; however, they are reflected as Level 2 because the inputs used to determine fair value are not quoted prices in an active market.

Expected Benefit Plan Contributions--We expect, as of December 31, 2012, to make defined-benefit contributions totaling $724 before December 31, 2013.

Expected Benefit Plan Payments--The benefits, as of December 31, 2012, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow:

Participants Benefits
Estimated future payments
Year ending December 31, 2013	$1,253
2014	1,332
2015	1,404
2016	1,500
2017	1,630
Years 2018 to 2022	9,159

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

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIB/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2012	2011		2012	2011	2010
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$417	$442	$380	No	Ranging from December 31, 2012 to June 30, 2017
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	75	60	47	No	December 31, 2013
					$492	$503	$427

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.

Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”).

The Eighth District Electrical Pension Fund for the plan year March 31, 2012 extended the amortization period used in the green-zone certification; specifically, the Rehabilitation Plan for the plan year ended March 31, 2009: (a) utilized the special 30-year amortization rules provided under federal pension law to amortize its investment loss for the plan year ended March 31, 2009, (b) expanded asset smoothing of this investment loss from five-years to ten-years, and (c) required a 25% increase in the pension-contribution rate in effect on April 1, 2009. The extended amortization period was not used in the PPA zone-status for Eighth District Electrical Pension plan for the (i) green-zone certification for the plan year ended March 31, 2011 and (ii) the green-zone certification for the plan year ending March 31, 2013.

We are party to seven collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from December 31, 2012 (one plan presently in collective bargaining) to June 30, 2017 and one collective-bargaining agreement with Eighth District Electrical Pension Fund with an expiration date of December 31, 2013.

Q.	Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2012	2011	2010
United States	$35,414	$18,261	$18,549
Canada	5,244	5,039	5,785
Total	$40,658	$23,300	$24,334

The provision for income taxes follows:

	Year Ended December 31,
	2012	2011	2010
Currently payable:
Federal	$15,853	$3,065	$4,051
State	2,239	2,277	1,057
Canadian	1,578	1,565	1,789
Total current	19,670	6,907	6,897
Deferred taxes	(3,607)	2,328	3,384
Total taxes on income	$16,063	$9,235	$10,281

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

Q.	Income Taxes (continued)

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.9	5.1	3.2
Effect of Canadian income taxes	(1.0)	(1.2)	(1.0)
Nondeductible expenses	1.4	2.5	2.0
ESOP dividend deduction	(.7)	(1.2)	(1.1)
U.S. tax benefit of foreign source income	—	(.1)	(.7)
Valuation allowance on foreign tax credits	—	(1.1)	4.2
All other, net	.9	.6	.6
Effective income tax rate	39.5%	39.6%	42.2%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.

Significant components of our current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2012	2011
Deferred tax assets:
Accrued compensation obligations	$2,424	$2,182
Self-insurance accruals	7,083	9,303
Other, net	(498)	893
	9,009	12,378
Less deferred tax asset valuation allowance	194	307
Net deferred income tax assets--current	$8,815	$12,071

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

Q.	Income Taxes (continued)

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2012	2011
Deferred tax assets:
Self-insurance accruals	$14,497	$10,491
Intangibles	(341)	424
Accrued expenses and other liabilities	895	700
Accrued stock compensation	1,476	1,395
Defined benefit pension plans	4,698	3,702
Foreign tax credit carryforward	768	768
Other future deductible amounts, net	1,470	1,392
	23,463	18,872
Less deferred tax asset valuation allowance	574	461
	22,889	18,411
Deferred tax liabilities:
Property and equipment	21,830	24,044
	21,830	24,044
Net deferred tax assets--noncurrent	$1,059
Net deferred tax liabilities--noncurrent		$5,633

We treat all of our Canadian subsidiary earnings through December 31, 2012 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2012, approximately $24,800 of retained earnings attributable to our Canadian operations was considered to be indefinitely invested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax efficient to do so.

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

During the fourth quarter 2010, we repatriated earnings of our Canadian operations due to capital in Canada in excess of current and future projected needs.  As a result, we recognized and recorded additional U.S. federal and state taxes that were payable as a result of the repatriation of the previously undistributed earnings. A deferred tax asset has been recorded for the portion of the foreign tax credit that is unavailable in the current year--the foreign tax credit carryforward of 2010. A valuation allowance is required when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Because of the uncertainty regarding realization, a valuation allowance equal to the U.S. tax benefit of the foreign tax credit carryforward is recorded--$768 at December 31, 2012--which is subject to expiration in 2020, if not utilized.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

Q.	Income Taxes (continued)

The amount of income taxes we pay is subject to audit by U.S. federal, state, local and Canadian tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. Uncertain tax positions are recognized only if they are more-likely-than-not to be upheld during examination based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more-likely-than-not (determined on a cumulative probability basis) to be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate settlement, a further charge to expense may result.

The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2012	2011
Unrecognized tax benefits	$2,638	$1,825
Portion, if recognized, would reduce tax expense and effective tax rate	1,933	1,260
Accrued interest on unrecognized tax benefits	142	99
Accrued penalties on unrecognized benefits	—	—

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During 2010, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2007 and 2008 and Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2008.

The Company's U.S. income tax return for the year ended December 31, 2010 is currently under audit by the U.S. Internal Revenue Service. As of December 31, 2012, if certain pending tax matters settle, we believe it is reasonably possible that additional tax payments will be made during the next twelve months within a range of $500 to $800.

The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$1,825	$1,524	$2,165
Additions based on tax positions related to the current year	667	279	372
Additions for tax positions of prior years	149	101	1,185
Reductions for tax positions of prior years	(3)	(61)	(232)
Reductions related to settlements with taxing authorities	—	—	(900)
Lapses in statutes of limitations	—	(18)	(1,066)
Balance, end of year	$2,638	$1,825	$1,524

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

R.	Earnings Per Share Information

Earnings per share is computed as follows:

	Year Ended December 31,
	2012	2011	2010
Income available to common shareholders:
Net income	$24,595	$14,065	$14,053
Weighted-average shares:
Basic:
Outstanding	13,867,771	14,006,093	14,511,100
Partially-paid share subscriptions	234,595	—	—
Basic weighted-average shares	14,102,366	14,006,093	14,511,100
Diluted:
Basic from above	14,102,366	14,006,093	14,511,100
Incremental shares from assumed:
Exercise of stock subscription purchase rights	5,750	—	—
Exercise of stock options and awards	500,741	530,779	520,094
Diluted weighted-average shares	14,608,857	14,536,872	15,031,194
Share data:
Earnings per share--basic	$1.74	$1.00	$.97
Earnings per share--diluted	$1.68	$.97	$.93

S.	Operations by Business Segment and Geographic Information

Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services.

Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control. Davey Resource Group , which provides services related to natural resource management and consulting, forestry research and development, and environmental planning is a nonreportable segment and, along with other operating activities; including research, technical support and diagnostic facilities are included in "All Other."

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2012
Revenues	$327,917	$288,167	$64,069	$—		$680,153
Income (loss) from operations	16,211	28,359	4,958	(3,761)	(a)	45,767
Interest expense				(2,698)		(2,698)
Interest income				200		200
Other income (expense), net				(2,611)		(2,611)
Income before income taxes						$40,658

Depreciation	$21,242	$11,974	$1,864	$2,285	(b)	$37,365
Amortization	494	1,004	25	219		1,742
Capital expenditures	15,071	9,981	951	3,731		29,734
Segment assets, total	134,589	115,567	22,436	58,340	(c)	330,932

Fiscal Year 2011
Revenues	$323,061	$266,402	$56,571	$—		$646,034
Income (loss) from operations	10,790	21,593	6,743	(6,325)	(a)	32,801
Interest expense				(3,794)		(3,794)
Interest income				43		43
Litigation settlement				(2,900)		(2,900)
Other income (expense), net				(2,850)		(2,850)
Income before income taxes						$23,300

Depreciation	$22,308	$11,917	$1,666	$1,927	(b)	$37,818
Amortization	484	994	27	403		1,908
Capital expenditures	16,304	12,961	1,338	4,098		34,701
Segment assets, total	126,481	100,749	16,011	60,493	(c)	303,734

Fiscal Year 2010
Revenues	$299,474	$253,547	$38,711	$—		$591,732
Income (loss) from operations	14,851	17,776	1,895	(4,910)	(a)	29,612
Interest expense				(2,803)		(2,803)
Interest income				46		46
Other income (expense), net				(2,521)		(2,521)
Income before income taxes						$24,334

Depreciation	$20,977	$12,106	$1,267	$1,180	(b)	$35,530
Amortization	467	485	9	830		1,791
Capital expenditures	20,808	9,663	761	3,521		34,753
Segment assets, total	118,016	89,580	13,026	67,685	(c)	288,307

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

(b)	Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.

(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2012	2011	2010
Revenues
United States	$607,339	$577,613	$531,698
Canada	72,814	68,421	60,034
	$680,153	$646,034	$591,732

	December 31,
	2012	2011	2010
Long-lived assets, net
United States	$139,680	$141,108	$142,013
Canada	15,219	16,121	15,469
	$154,899	$157,229	$157,482

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

T.	Fair Value Measurements and Financial Instruments (continued)

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011, were as follows:

		Fair Value Measurements at December 31, 2012 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$10,758	$10,758	$—	$—
Fuel derivatives, classified as other current assets	38	—	38	—
Defined benefit pension plan assets	22,957	20,463	2,494	—

Liabilities:
Fuel derivatives, classified as accrued expenses	$24	$—	$24	$—
Deferred compensation	873	—	873	—

		Fair Value Measurements at December 31, 2011 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,064	$13,064	$—	$—
Defined benefit pension plan assets	22,078	19,895	2,183	—

Liabilities:
Interest rate swaps, classifieds as accrued expenses	$123	$—	$123	$—
Fuel derivatives, classified as accrued expenses	108	—	108	—
Fuel derivatives, classified as other noncurrent liabilities	317	—	317	—
Deferred compensation	684	—	684	—

The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
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

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$24,200	$24,200	$20,000	$20,000
Senior unsecured notes	30,000	29,762	30,000	29,925
Term loans, noncurrent	588	588	1,136	1,135
Total	$54,788	$54,550	$51,136	$51,060

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

Foreign Currency Exchange Rate Risk--We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada, where we provide a comprehensive range of horticultural services. Our financial results could be affected by factors such as changes in the foreign currency exchange rate or differing economic conditions in the Canadian markets as compared with the markets for our services in the United States. Our earnings are affected by translation exposures from currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Similarly, the Canadian dollar-denominated assets and liabilities may result in financial exposure as to the timing of transactions and the net asset/liability position of our Canadian operations. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.

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

Interest Rate Swaps--From time-to-time we have held interest rate swap contracts--cash-flow hedges--to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. During the first quarter 2012, all interest rate swap contracts previously entered into expired.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
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

	As of December 31,
	2012	2011
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Liability fair value of interest rate swaps, classified as accrued expenses	$—	$123

Notional amount of long-term debt hedged	$—	$10,000

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Asset fair value of fuel derivatives, classified as other current assets	$38	$—

Liability fair value of fuel derivatives, classified as accrued expenses	$24	$108

Liability fair value of fuel derivatives, classified as other noncurrent liabilities	$—	$317

Longest remaining term, in months	12	24

Notional hedged volume, in thousands of gallons	1,250	2,500

	Year Ended December 31,
	2012	2011
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$123	$917

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a (reduction)/increase in costs and expenses, operating	$(650)	$425

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

U.	Commitments and Contingencies

Letters of Credit

At December 31, 2012, we were contingently liable to our principal banks in the amount of $50,395 for letters of credit outstanding primarily related to insurance coverage.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2012
(In thousands, except share data)

V.	Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2012 and 2011.

	Fiscal 2012, Three Months Ended
	Mar 31	Jun 30	Sept 29	Dec 31
Revenues	$146,644	$182,411	$178,647	$172,451
Gross profit (revenues less costs and expenses, operating)	46,760	65,939	64,544	65,577
Income (loss) from operations	508	17,270	14,652	13,337
Net income (loss)	(803)	9,416	13,418	2,564

Net income (loss) per share--Basic	$(.04)	$.68	$.59	$.51
Net income (loss) per share -- Diluted:	$(.04)	$.66	$.56	$.50

ESOT Valuation per share	$19.70	$19.70	$20.80	$23.20

	Fiscal 2011, Three Months Ended
	Apr 2	Jul 2	Oct 1	Dec 31
Revenues	$131,324	$173,953	$178,799	$161,958
Gross profit (revenues less costs and expenses, operating)	35,494	62,711	62,642	58,561
Income (loss) from operations	(8,220)	16,567	13,342	11,112
Net income (loss)	(6,046)	9,159	6,962	3,990

Net income (loss) per share -- Basic	$(.43)	$.65	$.50	$.28
Net income (loss) per share -- Diluted	$(.43)	$.63	$.49	$.28

ESOT Valuation per share	$18.40	$18.40	$18.00	$19.70

Fourth quarters 2012 and 2011 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2012 and 2011 by approximately $5,136 and $5,737, respectively.

Fourth quarter 2011 includes a litigation settlement of $2,900 and a writedown of $366 to reduce the carrying value of a cost-method affiliate that experienced an other-than-temporary impairment.