Form 10-Q
period 2013-03-30
DAVEY TREE EXPERT CO
filed 2013-05-08
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
OR

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

There were 13,712,479 Common Shares, $1.00 par value, outstanding as of May 3, 2013.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 30, 2013

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	March 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$9,421	$19,647
Accounts receivable, net	98,656	115,563
Operating supplies	6,612	6,030
Other current assets	22,466	20,509
Total current assets	137,155	161,749

Property and equipment	468,667	451,679
Less accumulated depreciation	332,326	325,963
	136,341	125,716

Other assets	15,938	14,284
Identified intangible assets and goodwill, net	28,647	29,183
	$318,081	$330,932
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$37,323	$36,972
Accrued expenses	19,372	34,462
Other current liabilities	24,164	27,107
Total current liabilities	80,859	98,541

Long-term debt	59,946	54,787
Self-insurance accruals	43,507	41,618
Other noncurrent liabilities	18,182	17,880
	202,494	212,826
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding	21,457	21,457
Additional paid-in capital	4,677	3,431
Common shares subscribed, unissued	10,852	11,055
Retained earnings	205,391	210,652
Accumulated other comprehensive loss	(7,455)	(7,115)
	234,922	239,480
Less: Cost of Common shares held in treasury; 7,580 shares at March 30, 2013 and 7,731 shares at December 31, 2012	110,464	112,159
Common shares subscription receivable	8,871	9,215

	115,587	118,106
	$318,081	$330,932
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues	$143,265	$146,644

Costs and expenses:
Operating	101,060	99,884
Selling	25,575	24,403
General and administrative	13,255	12,598
Depreciation and amortization	9,486	9,457
Gain on sale of assets, net	(102)	(206)
	149,274	146,136

(Loss) income from operations	(6,009)	508

Other income (expense):
Interest expense	(623)	(703)
Interest income	83	27
Other, net	(703)	(635)

Loss before income taxes	(7,252)	(803)

Income tax benefits	(2,640)	(232)

Net loss	$(4,612)	$(571)

Net loss per share--basic and diluted	$(.33)	$(.04)

Weighted-average shares outstanding--basic and diluted	13,885	13,863

Dividends declared per share	$.045	$.043

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net loss	$(4,612)	$(571)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(557)	493
Change in deferred gains on cash flow hedges	—	77
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	215	161
Prior service cost	2	2
Defined benefit pension plan adjustments	217	163

Other comprehensive (loss) income	(340)	733

Comprehensive (loss) income	$(4,952)	$162

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Operating activities
Net loss	$(4,612)	$(571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,486	9,457
Other	(255)	(1,197)
Changes in operating assets and liabilities:
Accounts receivable	16,907	(2,054)
Operating liabilities	(13,074)	(5,214)
Other, net	(2,460)	220
	10,604	1,212
Net cash provided by operating activities	5,992	641

Investing activities
Capital expenditures:
Equipment	(17,395)	(13,518)
Land and buildings	(2,490)	(71)
Other	(846)	459
Net cash used in investing activities	(20,731)	(13,130)

Financing activities
Revolving credit facility proceeds, net	5,200	16,000
Purchase of common shares for treasury	(1,351)	(2,488)
Sale of common shares from treasury	4,073	3,552
Dividends	(649)	(594)
Payments of notes payable	(2,760)	(1,697)
Net cash provided by financing activities	4,513	14,773

Increase/(Decrease) in cash	(10,226)	2,284

Cash, beginning of period	19,647	10,267
Cash, end of period	$9,421	$12,551

Supplemental cash flow information follows:
Interest paid	$1,054	$1,104
Income taxes paid	417	1,263

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).
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

Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income--In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line-items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-01 requires prospective adoption and effects financial statement presentation only. We adopted ASU 2013-02 as of March 30, 2013 with no effect on our financial position, results of operations or cash flows.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended March 30, 2013 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2013. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
The following comprise accounts receivable, net, and other:

Accounts receivable, net	March 30, 2013	December 31, 2012
Accounts receivable	$83,272	$105,044
Receivables under contractual arrangements	17,334	12,961
	100,606	118,005

Less allowances for doubtful accounts	1,950	2,442

Accounts receivable, net	$98,656	$115,563

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following comprise the amounts included in the balance sheet:

	March 30, 2013	December 31, 2012
Accrued expenses
Employee compensation	$10,849	$17,888
Accrued compensated absences	3,701	7,080
Self-insured medical claims	1,919	2,571
Income tax payable	—	2,013
Customer advances, deposits	—	1,346
Taxes, other than income	2,182	2,463
Other	721	1,101
Total	$19,372	$34,462

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

D.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	March 30, 2013		December 31, 2012
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$14,372	$10,589	$14,378	$10,319
Employment-related	5,428	5,199	5,430	5,082
Tradenames	4,527	3,391	4,528	3,267

Amortized intangible assets	$24,327	$19,179	$24,336	$18,668

Less accumulated amortization	19,179		18,668

Identified intangibles, net	5,148		5,668

Unamortized intangible assets:
Goodwill	23,499		23,515
	$28,647		$29,183

E.	Long-Term Debt
Our long-term debt consisted of the following:

	March 30, 2013	December 31, 2012
Revolving credit facility
Prime rate borrowings	$400	$9,200
LIBOR borrowings	29,000	15,000
	29,400	24,200
Senior unsecured notes	30,000	30,000
Term loans	4,819	7,579
	64,219	61,779
Less current portion	4,273	6,992
	$59,946	$54,787

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

E.	Long-Term Debt (continued)
As of March 30, 2013, we had unused commitments under the facility approximating $61,713, with $78,287 committed, consisting of borrowings of $29,400 and issued letters of credit of $48,887. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Compensation expense, all share-based payment plans	$359	$631

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $99 being recognized for the three months ended March 30, 2013 and $104 for the three months ended March 31, 2012.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At March 30, 2013, there were 485,769 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $41 for the three months ended March 30, 2013 and $41 for the three months ended March 31, 2012.

Stock-Settled Stock Appreciation Rights--During the three months ended March 30, 2013, the Compensation Committee of the Board of Directors awarded 117,280 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of March 30, 2013.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2013	257,817	$3.17
Granted	117,280	3.17
Forfeited	—	—
Vested	(76,360)	3.33
Unvested, March 30, 2013	298,737	$3.13	3.0 years	$850	$6,930

Employee SSARs	259,320	$3.24	3.0 years	$778	$6,016
Nonemployee Director SSARs	39,417	$2.34	3.2 years	$72	$914

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $94 for the three months ended March 30, 2013 and $92 for the three months ended March 31, 2012.

Performance-Based Restricted Stock Units--During the three months ended March 30, 2013, the Compensation Committee of the Board of Directors awarded 32,984 Performance-Based Restricted Stock Units to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of March 30, 2013.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2013	78,653	$16.87
Granted	32,984	21.53
Forfeited	—	—
Vested	(22,754)	16.48

Unvested, March 30, 2013	88,883	$18.70	2.1 years	$1,212	$2,062

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $125 for the three months ended March 30, 2013 and $394 for the three months ended March 31, 2012.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	March 30, 2013	March 31, 2012
Volatility rate	11.3%	11.7%
Risk-free interest rate	1.6%	1.7%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	8.9	9.0

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 30, 2013.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2013	761,254	$11.38
Granted	—	—
Exercised	(56,647)	8.31
Forfeited	—	—
Outstanding, March 30, 2013	704,607	$11.62	3.7 years	$8,158

Exercisable, March 30, 2013	583,007	$10.64	3.0 years	$7,322

As of March 30, 2013, there was approximately $311 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.1 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended
	March 30, 2013	March 31, 2012
Components of pension cost
Service costs--increase in benefit obligation earned	$55	$44
Interest cost on projected benefit obligation	379	417
Expected return on plan assets	(440)	(428)
Amortization of net actuarial loss	347	262
Amortization of prior service cost	3	3
Net pension cost of defined benefit pension plans	$344	$298

Employer Contributions--Contributions of $97 were made to our defined-benefit pension plans during the three months ended March 30, 2013. We expect, as of March 30, 2013, to make additional defined-benefit plan contributions totaling $343 before December 31, 2013.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

H.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2013 annual effective tax rate is estimated to approximate 39%.  Our annual effective tax rate for 2012 was 39.5%.

At December 31, 2012, we had unrecognized tax benefits of $2,638, of which $1,933 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $142. At March 30, 2013, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

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

The Company's U.S. income tax return for the year ended December 31, 2010 is currently under audit by the U.S. Internal Revenue Service. As of March 30, 2013, if certain pending tax matters settle, we believe it is reasonably possible that additional tax payments will be made during the next twelve months within a range of $500 to $800.

I.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$3,511	$(10,626)	$(7,115)
Other comprehensive income (loss) before reclassifications
Unrealized losses	(557)	—	(557)
Amounts reclassified from accumulated other comprehensive income (loss)	—	350	350
Tax effect	—	(133)	(133)
Net of tax amount	(557)	217	(340)
Balance at March 30, 2013	$2,954	$(10,409)	$(7,455)

The change in defined benefit pension plans of $217, net of tax, for the three months ended March 31, 2013 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
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

	Three Months Ended
	March 30, 2013	March 31, 2012
Income available to common shareholders:
Net Loss	$(4,612)	$(571)

Weighted-average shares:
Basic:
Outstanding	13,749	13,863
Partially-paid share subscriptions	136	—
Basic weighted-average shares	13,885	13,863

Diluted:
Basic from above	13,885	13,863
Incremental shares from assumed:
Exercise of stock subscription purchase rights	22	—
Exercise of stock options and awards	428	501
Diluted weighted-average shares	14,335	14,364

Net loss per share -- basic and diluted	$(.33)	$(.04)

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended March 30, 2013 follows:

Shares outstanding at January 1, 2013	13,726,002
Shares purchased	(58,373)
Shares sold	143,324
Stock subscription offering -- cash purchases	9,406
Options and awards exercised	56,647
151,004
Shares outstanding at March 30, 2013	13,877,006

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)
On March 30, 2013, we had 13,877,006 common shares outstanding, employee and director options exercisable to purchase 583,007 common shares, partially-paid subscriptions for 550,880 common shares and purchase rights outstanding for 211,216 common shares.

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

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in the 2012 Annual Report.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

K.    Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended March 30, 2013
Revenues	$74,541	$52,956	$15,768	$—		$143,265
Income (loss) from operations	(453)	(4,038)	(952)	(566)	(a)	(6,009)
Interest expense				(623)		(623)
Interest income				83		83
Other income (expense), net				(703)		(703)
Loss before income taxes						$(7,252)
Segment assets, total	$121,912	$114,843	$21,602	$59,724	(b)	$318,081

Three Months Ended March 31, 2012
Revenues	$80,496	$51,132	$15,016	$—		$146,644
Income (loss) from operations	3,127	(2,734)	(152)	267	(a)	508
Interest expense				(703)		(703)
Interest income				27		27
Other income (expense), net				(635)		(635)
Income before income taxes						$(803)
Segment assets, total	$127,966	$102,852	$17,849	$61,231	(b)	$309,898

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)
Our assets and liabilities measured at fair value on a recurring basis at March 30, 2013, were as follows:

		Fair Value Measurements at March 30, 2013 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at March 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$11,517	$11,517	$—	$—
Fuel derivatives, classified as other current assets	212	—	212	—

Liabilities:
Deferred compensation	$1,004	$—	$1,004	$—

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows:

		Fair Value Measurements at December 31, 2012 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$10,758	$10,758	$—	$—
Fuel derivatives, classified as other current assets	38	—	38	—

Liabilities:
Fuel derivatives, classified as accrued expenses	$24	$—	$24	$—
Deferred compensation	873	—	873	—

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
March 30, 2013
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)
Fair Value of Financial Instruments--Fair value information is required to be presented for all financial instruments, whether reported at fair value or historical carrying value.
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

	March 30, 2013		December 31, 2012
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$29,400	$29,400	$24,200	$24,200
Senior unsecured notes	30,000	29,345	30,000	29,762
Term loans, noncurrent	546	546	587	587
Total	$59,946	$59,291	$54,787	$54,549

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
March 30, 2013
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

	As of
	March 30, 2013	December 31, 2012
Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Asset fair value of fuel derivatives, classified as other current assets	$212	$38

Liability fair value of fuel derivatives, classified as accrued expenses	$—	$24

Longest remaining term, in months	9	12

Notional hedged volume, in thousands of gallons	900	1,250

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$—	$123

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a reduction in operating costs and expenses	$(238)	$(922)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2013
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

During the third quarter 2012, Davey entered into a Settlement and Release Agreement (the “Agreement”) among Davey, SDG&E and Davey Insurers.

Under the Agreement (a) Davey paid SDG&E an amount previously expensed and accrued as self-insurance, (b) the Davey Insurers paid SDG&E amounts under Davey's insurance policies in effect during the period of the Rice Canyon fire, and (c) SDG&E dismissed its cross-complaints against Davey and agreed to defend and hold harmless Davey from any and all claims that are currently asserted against Davey.

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

	Three Months Ended
	March 30, 2013	March 31, 2012	Percentage Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	70.5	68.1	2.4
Selling	17.9	16.6	1.3
General and administrative	9.3	8.6	.7
Depreciation and amortization	6.6	6.5	.1
Gain on sale of assets, net	(.1)	(.1)	—

(Loss)/income from operations	(4.2)	.3	(4.5)

Other income (expense):
Interest expense	(.4)	(.5)	.1
Interest income	—	—	—
Other, net	(.5)	(.3)	(.2)

Loss before income taxes	(5.1)	(.5)	(4.6)

Income tax benefits	(1.9)	(.1)	(1.8)

Net loss	(3.2)%	(.4)%	(2.8)%

nm--not meaningful

Index

First Quarter—Three Months Ended March 30, 2013 Compared to Three Months Ended March 31, 2012

Our results of operations for the three months ended March 30, 2013 compared to the three months ended March 31, 2012 follows:

	Three Months Ended
	March 30, 2013	March 31, 2012	Change	Percentage Change
Revenues	$143,265	$146,644	$(3,379)	(2.3)%

Costs and expenses:
Operating	101,060	99,884	1,176	1.2
Selling	25,575	24,403	1,172	4.8
General and administrative	13,255	12,598	657	5.2
Depreciation and amortization	9,486	9,457	29.3
Gain on sale of assets, net	(102)	(206)	104	nm
	149,274	146,136	3,138	2.1

(Loss)/income from operations	(6,009)	508	(6,517)	nm
Other income (expense):
Interest expense	(623)	(703)	80	(11.4)
Interest income	83	27	56	nm
Other, net	(703)	(635)	(68)	10.7
Loss before income taxes	(7,252)	(803)	(6,449)	nm

Income tax benefits	(2,640)	(232)	(2,408)	nm

Net loss	$(4,612)	$(571)	$(4,041)	nm

nm--not meaningful

Revenues--Revenues of $143,265 decreased $3,379 compared with $146,644 in the first quarter 2012. Utility Services decreased $5,955 or 7.4% compared with the first quarter 2012. Loss of contracts within both our U.S. and Canadian operations coupled with client-imposed production changes on our largest utility account were partially offset by additional work acquired on two existing contracts in our U.S. operations. Residential and Commercial Services increased $1,824 or 3.6% from the first quarter 2012. Despite relatively poor weather conditions across the U.S. compared to the first quarter 2012, Residential and Commercial revenues continued to be favorably impacted by contract work with a large customer related to tree damage purportedly caused by one of its products and the addition of a business acquired in the fourth quarter 2012 located in the midwest United States. Total revenues of $143,265 include production incentive revenue, recognized under the completed-performance method, of $2,450 during the first quarter 2013 compared with $3,070 during the first quarter 2012.

Operating Expenses--Operating expenses of $101,060 increased $1,176 compared with the first quarter 2012 and, as a percentage of revenues, increased 2.4% to 70.5%. Utility Services decreased $2,198 or 3.6% compared with the first quarter 2012. Decreased labor expense and subcontractor expense were partially offset by increases in equipment maintenance expense, tool and saw expense and material expense. Residential and Commercial Services increased $1,183 or 3.9% compared with the first quarter 2012. Increases in equipment maintenance expense, subcontractor expense and disposal expense were partially offset by a reductions in labor expense and materials expense.

Fuel costs of $7,279 increased $330, or 4.7%, from the $6,949 incurred in the first quarter 2012 and impacted operating expenses within all segments. The $330 increase (exclusive of fair value changes in our fuel derivatives) included price increases approximating $323 and usage increases approximating $7. Operating costs and expenses also includes expense reduction of $238 for the first quarter 2013 as compared with expense reduction of $922 for the first quarter 2012 related to our fuel derivatives that are fair valued.

Index

Selling Expenses--Selling expenses of $25,575 increased $1,172 compared with the first quarter 2012 and as a percentage of revenues increased 1.3% to 17.9%. Utility Services increased $373 or 5.8% over the first quarter 2012 and as a percentage of revenues increased 1.1% to 9.1%. Increases in field management wages and incentive expense, field management travel expense, employee development expense were partially offset by a decrease in field management auto expense and professional services expense. Residential and Commercial Services experienced an increase of $1,263 or 8.1% over the first quarter 2012. Increases in field management wages and incentive expense, field management travel expense, office rent and employee development expense were partially offset by decreases in communication expense and field management auto expense.

General and Administrative Expenses--General and administrative expenses of $13,255 increased $657 from $12,598 in the first quarter 2012. Increases in salary and incentive expense, travel and living expenses, computer expense and pension expense were partially offset by decreases in professional services expense, employee development expense and stock compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,486 increased $29 from $9,457 in the first quarter of 2012.  The increase is attributable to higher capital expenditures and increased amortization related to purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $102 for the first quarter 2013 as compared with $206 in the first quarter 2012.  The decrease is the result of a reduction in the number of equipment units sold in the first quarter 2013 as compared with the first quarter 2012.

Interest Expense--Interest expense of $623 decreased $80 from the $703 incurred in the first quarter 2012. The decrease is attributable to lower average debt levels necessary to fund operations and capital expenditures as compared to the first quarter 2012.

Other, Net--Other, net, of $703 increased $68 from the $635 incurred in the first quarter 2012 and consisted of nonoperating income and expense, including foreign currency gains on the intercompany account balances of our Canadian operations as compared with foreign currency losses in the first quarter 2012.

Income Taxes--Income tax benefits for the first quarter 2013 were $2,640, as compared to $232 for the first quarter 2012. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2013 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2012 was 39.5%.

Net Loss--Net loss of $4,612 for the first quarter 2013 was $4,041 greater than the $571 loss experienced in the first quarter 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the three months ended March 30, 2013 and March 31, 2012 follow:

	2013	2012
Cash provided by (used in):
Operating activities	$5,992	$641
Investing activities	(20,731)	(13,130)
Financing activities	4,513	14,773
Increase/(Decrease) in cash	$(10,226)	$2,284

Index

Cash Provided by Operating Activities--Cash provided by operating activities was $5,992 for the first three months of 2013, or $5,351 more than the $641 provided in the first three months of 2012. The $5,351 increase in operating cash flow was primarily attributable to an increase of $29 in depreciation and amortization, $8,421 more cash provided from operating assets and liabilities, partially offset by a $4,041 increase in net loss.

Overall, accounts receivable decreased $16,907 during the first three months of 2013, as compared to the increase of $2,054 during the first three months of 2012. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2013 increased 5 days to 63 days, as compared to the end of the first three months of 2012. The increase in DSO was primarily due to storm damage revenues during the fourth quarter 2012. The DSO at March 31, 2012 was 58 days.

Operating liabilities decreased $13,074 in the first three months of 2013, or $7,860 more than the $5,214 decrease in the first three months of 2012. Accounts payable and accrued expenses decreased $14,739 during the first three months of 2013 as compared with a decrease of $8,107 for the first three months of 2012. Decreases in employee compensation, 401KSOP liabilities, compensated-absence accruals, self-insured medical claims, income taxes payable and advance payments from customers were partially offset by increases in trade payables, stock purchase withholdings and savings wihholdings. Self-insurance accruals increased $1,665 in the first three months of 2013, which was $1,228 less than the increase of $2,893 experienced in the first three months of 2012. The increase occurred in all classifications--workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, decreased $2,460 for the first three months of 2013 as compared with an increase in cash of $220 for the first three months of 2012, with the $2,680 net change related primarily to an increase in tax deposits and operating supplies.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2013 was $20,731, or $7,601 more than the $13,130 used during the first three months of 2012. The increase was primarily the result of additional expenditures for the purchase of equipment necessary to support additional contract work in our utility operations and land and building purchased in connection with an acquisition made in the fourth quarter 2012.

Cash Provided Provided By Financing Activities--Cash provided by financing activities of $4,513 decreased $10,260 during the first three months of 2013 as compared with the $14,773 of cash provided during the first three months of 2012. During the first three months of 2013, our revolving credit facility provided $5,200 in cash as compared with the $16,000 provided during the first three months of 2012. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments on notes payable used $2,760 during the first three months of 2013, $1,063 more than the $1,697 used in the first three months of 2012. Treasury share transactions (purchases and sales) provided $2,722 for the first three months of 2012, or $1,658 more cash than the $1,064 provided in the first three months of 2012, and included $344 of cash received from our common share subscriptions. Dividends paid of $649 increased $55, as compared with $594 paid in the first three months of 2012.

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

As of March 30, 2013, we had unused commitments under the facility approximating $61,713, with $78,287 committed, consisting of borrowings of $29,400 and issued letters of credit of $48,887. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging

Index

from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of March 30, 2013, to make future payments for the periods indicated.

		Nine Months Ending December 31, 2013
			Year Ending December 31,
Description	Total		2014	2015	2016	2017	Thereafter
Revolving credit facility	$29,400	$—	$29,400	$—	$—	$—	$—
Senior unsecured notes	30,000	—	—	—	6,000	6,000	18,000
Term loans	4,819	4,233	553	33	—	—	—
Operating lease obligations	7,948	3,232	2,246	1,376	932	162	—
Self-insurance accruals	63,398	14,829	17,161	9,350	4,740	2,218	15,100
Purchase obligations	9,289	9,289	—	—	—	—	—
Other liabilities	18,182	4,096	779	1,008	735	505	11,059
	$163,036	$35,679	$50,139	$11,767	$12,407	$8,885	$44,159

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of March 30, 2013. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of March 30, 2013, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of March 30, 2013, we were contingently liable for letters of credit in the amount of $50,394, of which $48,887 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2013 through 2016. We intend to renew the surety bonds where appropriate and as necessary.

Index

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At March 30, 2013, we had working capital of $56,296, short-term lines of credit approximating $10,918 and $61,713 available under our revolving credit facility.

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

Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income--In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line-items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-01 requires prospective adoption and effects financial statement presentation only. We adopted ASU 2013-02 as of March 30, 2013 with no effect on our financial position, results of operations or cash flows.

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2012, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part II - Item 1A. Risk Factors." of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2012 in “Part I - Item 1A. Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended March 30, 2013, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 30, 2013 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 30, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Davey Tree Expert Company

Part II. Other Information

Items 3, 4 and 5 are not applicable.

Index

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

During the third quarter 2012, Davey entered into a Settlement and Release Agreement (the “Agreement”) among Davey, SDG&E and Davey Insurers.

Under the Agreement (a) Davey paid SDG&E an amount previously expensed and accrued as self-insurance, (b) the Davey Insurers paid SDG&E amounts under Davey's insurance policies in effect during the period of the Rice Canyon fire, and (c) SDG&E dismissed its cross-complaints against Davey and agreed to defend and hold harmless Davey from any and all claims that are currently asserted against Davey.

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

Index

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
We derive approximately 48% of our total revenues from our Utility Services segment, including approximately 10% of our total revenues from Pacific Gas & Electric Company. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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

Index

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

Index

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

Index

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2013
January 1 to January 26	387	$20.80	n/a	n/a
January 27 to February 23	1,088	20.80	n/a	n/a
February 24 to March 30	56,898	23.20	n/a	n/a
Total First Quarter	58,373	$23.14

Total Year to Date	58,373	$23.14

n/a--Not applicable. There are no publicly announced plans or programs to purchase common shares.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Pike Electric Corporation; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. The purchases described above are added to our treasury stock.

Item 6.	Exhibits.

See Exhibit Index page below.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	May 8, 2013		Joseph R. Paul
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 8, 2013	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*
Furnished Herewith

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.