Form 10-Q
period 2013-06-29
DAVEY TREE EXPERT CO
filed 2013-08-06
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
OR

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

There were 13,586,641 Common Shares, $1.00 par value, outstanding as of August 2, 2013.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 29, 2013

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	June 29, 2013	December 31, 2012
Assets
Current assets:
Cash	$12,396	$19,647
Accounts receivable, net	109,171	115,563
Operating supplies	6,844	6,030
Other current assets	21,311	20,509
Total current assets	149,722	161,749

Property and equipment	475,470	451,679
Less accumulated depreciation	334,564	325,963
	140,906	125,716

Other assets	17,407	14,284
Identified intangible assets and goodwill, net	28,286	29,183
	$336,321	$330,932
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,444	$36,972
Accrued expenses	28,462	34,462
Other current liabilities	20,953	27,107
Total current liabilities	81,859	98,541

Long-term debt	71,767	54,787
Self-insurance accruals	44,753	41,618
Other noncurrent liabilities	17,996	17,880
	216,375	212,826
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding	21,457	21,457
Additional paid-in capital	5,294	3,431
Common shares subscribed, unissued	10,742	11,055
Retained earnings	218,202	210,652
Accumulated other comprehensive loss	(8,050)	(7,115)
	247,645	239,480
Less: Cost of Common shares held in treasury; 7,872 shares at June 29, 2013 and 7,731 shares at December 31, 2012	119,122	112,159
Common shares subscription receivable	8,577	9,215

	119,946	118,106
	$336,321	$330,932
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$195,638	$182,411	$338,903	$329,055

Costs and expenses:
Operating	119,592	116,472	220,652	216,356
Selling	31,672	28,197	57,247	52,600
General and administrative	11,972	11,480	25,227	24,078
Depreciation and amortization	9,730	9,670	19,216	19,127
Gain on sale of assets, net	(558)	(678)	(660)	(884)
	172,408	165,141	321,682	311,277

Income from operations	23,230	17,270	17,221	17,778

Other income (expense):
Interest expense	(718)	(707)	(1,341)	(1,410)
Interest income	78	29	161	56
Other, net	(606)	(874)	(1,309)	(1,509)

Income before income taxes	21,984	15,718	14,732	14,915

Income taxes	8,548	6,302	5,908	6,070

Net income	$13,436	$9,416	$8,824	$8,845

Net income per share:
Basic	$.97	$.68	$.63	$.64
Diluted	$.94	$.66	$.61	$.62

Weighted-average shares outstanding:
Basic	13,847	13,838	14,000	13,851
Diluted	14,240	14,286	14,422	14,325

Dividends declared per share	$.045	$.045	$.090	$.088

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$13,436	$9,416	$8,824	$8,845
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(812)	(618)	(1,369)	(125)
Change in deferred gains on cash flow hedges	—	—	—	77
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	215	380	430	541
Prior service cost	2	3	4	5
Defined benefit pension plan adjustments	217	383	434	546

Other comprehensive (loss) income	(595)	(235)	(935)	498

Comprehensive income	$12,841	$9,181	$7,889	$9,343

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating activities
Net income	$8,824	$8,845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,216	19,127
Other	(255)	(485)
Changes in operating assets and liabilities:
Accounts receivable	6,392	(15,485)
Operating liabilities	(8,096)	2,547
Other, net	(4,059)	2,158
	13,198	7,862
Net cash provided by operating activities	22,022	16,707

Investing activities
Capital expenditures:
Equipment	(31,830)	(20,878)
Land and buildings	(2,550)	(212)
Purchases of businesses	(80)	—
Other	113	1,513
Net cash used in investing activities	(34,347)	(19,577)

Financing activities
Revolving credit facility proceeds, net	17,500	8,400
Purchase of common shares for treasury	(11,612)	(7,762)
Sale of common shares from treasury	6,518	5,437
Dividends	(1,274)	(1,242)
Payments of notes payable	(6,058)	(5,028)
Net cash provided by (used in) financing activities	5,074	(195)

Decrease in cash	(7,251)	(3,065)

Cash, beginning of period	19,647	10,267
Cash, end of period	$12,396	$7,202

Supplemental cash flow information follows:
Interest paid	$1,407	$1,465
Income taxes paid	12,077	4,799

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
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

Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income--In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line-items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-01 requires prospective adoption and effects financial statement presentation only. We adopted ASU 2013-02 as of the first quarter ended March 30, 2013 with no effect on our financial position, results of operations or cash flows.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
(Amounts in thousands, except share data)

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the six months ended June 29, 2013 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2013. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
The following comprise accounts receivable, net, and other:

Accounts receivable, net	June 29, 2013	December 31, 2012
Accounts receivable	$87,397	$105,044
Receivables under contractual arrangements	23,670	12,961
	111,067	118,005

Less allowances for doubtful accounts	1,896	2,442

Accounts receivable, net	$109,171	$115,563

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following comprise the amounts included in the balance sheet:

Accrued expenses	June 29, 2013	December 31, 2012
Employee compensation	$14,012	$17,888
Accrued compensated absences	7,460	7,080
Self-insured medical claims	1,663	2,571
Income tax payable	—	2,013
Customer advances, deposits	—	1,346
Taxes, other than income	3,464	2,463
Other	1,863	1,101
Total	$28,462	$34,462

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
(Amounts in thousands, except share data)

D.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	June 29, 2013		December 31, 2012
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$14,434	$10,858	$14,378	$10,319
Employment-related	5,468	5,248	5,430	5,082
Tradenames	4,526	3,512	4,528	3,267

Amortized intangible assets	$24,428	$19,618	$24,336	$18,668

Less accumulated amortization	19,618		18,668

Identified intangibles, net	4,810		5,668

Unamortized intangible assets:
Goodwill	23,476		23,515
	$28,286		$29,183

E.	Long-Term Debt
Our long-term debt consisted of the following:

	June 29, 2013	December 31, 2012
Revolving credit facility
Prime rate borrowings	$4,700	$9,200
LIBOR borrowings	37,000	15,000
	41,700	24,200
Senior unsecured notes	30,000	30,000
Term loans	1,551	7,579
	73,251	61,779
Less current portion	1,484	6,992
	$71,767	$54,787

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
June 29, 2013
(Amounts in thousands, except share data)

E.	Long-Term Debt (continued)
As of June 29, 2013, we had unused commitments under the facility approximating $49,446, with $90,554 committed, consisting of borrowings of $41,700 and issued letters of credit of $48,854. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three months ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Compensation expense, all share-based payment plans	$317	$294	$676	$925

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
the plan resulted in compensation cost of $203 being recognized for the six months ended June 29, 2013 and $210 for the six months ended June 30, 2012.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At June 29, 2013, there were 667,944 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $91 for the six months ended June 29, 2013 and $80 for the six months ended June 30, 2012.

Stock-Settled Stock Appreciation Rights--During the six months ended June 29, 2013, the Compensation Committee of the Board of Directors awarded 117,280 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of June 29, 2013.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2013	257,817	$3.17
Granted	117,280	3.17
Forfeited	—	—
Vested	(86,044)	3.22
Unvested, June 29, 2013	289,053	$3.16	2.7 years	$781	$6,706

Employee SSARs	259,320	$3.24	2.6 years	$714	$6,016
Nonemployee Director SSARs	29,733	$2.32	2.9 years	$67	$690

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $164 for the six months ended June 29, 2013 and $156 for the six months ended June 30, 2012.

Performance-Based Restricted Stock Units--During the six months ended June 29, 2013, the Compensation Committee of the Board of Directors awarded 42,290 Performance-Based Restricted Stock Units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of June 29, 2013.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2013	78,653	$16.87
Granted	42,290	21.67
Forfeited	—	—
Vested	(22,754)	16.48

Unvested, June 29, 2013	98,189	$19.03	3.3 years	$1,325	$2,278

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $218 for the six months ended June 29, 2013 and $479 for the six months ended June 30, 2012.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	June 29, 2013	June 30, 2012
Volatility rate	11.3%	11.7%
Risk-free interest rate	2.1%	1.6%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	9.4	9.1

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 29, 2013.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2013	761,254	$11.38
Granted	198,500	23.20
Exercised	(121,410)	8.26
Forfeited	—	—
Outstanding, June 29, 2013	838,344	$14.63	5.2 years	$7,187

Exercisable, June 29, 2013	518,244	$10.94	3.2 years	$6,351

As of June 29, 2013, there was approximately $1,010 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.6 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Components of pension cost
Service costs--increase in benefit obligation earned	$56	$47	$111	$91
Interest cost on projected benefit obligation	378	415	757	832
Expected return on plan assets	(440)	(425)	(880)	(853)
Settlement loss	—	219	—	219
Amortization of net actuarial loss	347	260	694	522
Amortization of prior service cost	4	4	7	7
Net pension cost of defined benefit pension plans	$345	$520	$689	$818

Employer Contributions--Contributions of $264 were made to our defined-benefit pension plans during the six months ended June 29, 2013. We expect, as of June 29, 2013, to make additional defined-benefit plan contributions totaling $433 before December 31, 2013.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
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

At December 31, 2012, we had unrecognized tax benefits of $2,638, of which $1,933 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $142. At June 29, 2013, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

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

The Company's U.S. income tax return for the year ended December 31, 2010 is currently under audit by the U.S. Internal Revenue Service. As of June 29, 2013, if certain pending tax matters settle, we believe it is reasonably possible that additional tax payments will be made during the next twelve months within a range of $500 to $800.

I.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$3,511	$(10,626)	$(7,115)
Other comprehensive income (loss) before reclassifications
Unrealized losses	(1,369)	—	(1,369)
Amounts reclassified from accumulated other comprehensive income (loss)	—	701	701
Tax effect	—	(267)	(267)
Net of tax amount	(1,369)	434	(935)
Balance at June 29, 2013	$2,142	$(10,192)	$(8,050)

The change in defined benefit pension plans of $434, net of tax, for the six months ended June 29, 2013 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
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

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Income available to common shareholders:
Net Income	$13,436	$9,416	$8,824	$8,845

Weighted-average shares:
Basic:
Outstanding	13,711	13,838	13,730	13,851
Partially-paid share subscriptions	136	—	270	—
Basic weighted-average shares	13,847	13,838	14,000	13,851

Diluted:
Basic from above	13,847	13,838	14,000	13,851
Incremental shares from assumed:
Exercise of stock subscription purchase rights	22	—	22	—
Exercise of stock options and awards	371	448	400	474
Diluted weighted-average shares	14,240	14,286	14,422	14,325

Net income per share:
Basic	$.97	$.68	$.63	$.64

Diluted	$.94	$.66	$.61	$.62

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended June 29, 2013 follows:

Shares outstanding at January 1, 2013	13,726,002
Shares purchased	(500,748)
Shares sold	214,769
Stock subscription offering -- cash purchases	11,572
Options and awards exercised	132,851
(141,556)
Shares outstanding at June 29, 2013	13,584,446

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)
On June 29, 2013, we had 13,584,446 common shares outstanding, employee and director options exercisable to purchase 518,244 common shares, partially-paid subscriptions for 545,288 common shares and purchase rights outstanding for 209,808 common shares.

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

K.    Operations by Business Segment
Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services. Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding, and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control. Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning, is a nonreportable segment and, along with other operating activities, including research, technical support and diagnostic facilities are included in “All Other.”

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
(Amounts in thousands, except share data)

K.    Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended June 29, 2013
Revenues	$83,636	$95,277	$16,725	$—		$195,638
Income (loss) from operations	4,447	18,299	925	(441)	(a)	23,230
Interest expense				(718)		(718)
Interest income				78		78
Other income (expense), net				(606)		(606)
Income before income taxes						$21,984
Segment assets, total	$129,003	$124,219	$19,830	$63,269	(b)	$336,321

Three Months Ended June 30, 2012
Revenues	$78,989	$87,294	$16,128	$—		$182,411
Income (loss) from operations	1,928	14,867	1,754	(1,279)	(a)	17,270
Interest expense				(707)		(707)
Interest income				29		29
Other income (expense), net				(874)		(874)
Income before income taxes						$15,718
Segment assets, total	$124,964	$114,934	$18,807	$53,947	(b)	$312,652

Six Months Ended June 29, 2013
Revenues	$158,177	$148,233	$32,493	$—		$338,903
Income (loss) from operations	3,994	14,261	(27)	(1,007)	(a)	17,221
Interest expense				(1,341)		(1,341)
Interest income				161		161
Other income (expense), net				(1,309)		(1,309)
Income before income taxes						$14,732
Segment assets, total	$129,003	$124,219	$19,830	$63,269	(b)	$336,321

Six Months Ended June 30, 2012
Revenues	$159,485	$138,426	$31,144	$—		$329,055
Income (loss) from operations	5,055	12,133	1,602	(1,012)	(a)	17,778
Interest expense				(1,410)		(1,410)
Interest income				56		56
Other income (expense), net				(1,509)		(1,509)
Income before income taxes						$14,915
Segment assets, total	$124,964	$114,934	$18,807	$53,947	(b)	$312,652

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
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

Valuation Hierarchy--A valuation hierarchy is used for presentation of the inputs to measure fair value.  This hierarchy prioritizes the inputs into three broad levels.  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are unadjusted quoted prices for similar assets and liabilities in active markets, unadjusted quoted prices for identical or similar assets in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our assets and liabilities measured at fair value on a recurring basis at June 29, 2013, were as follows:

		Fair Value Measurements at June 29, 2013 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at June 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,003	$13,003	$—	$—

Liabilities:
Fuel derivatives, classified as accrued expenses	$57	$—	$57	$—
Deferred compensation	1,038	—	1,038	—

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows:

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
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

The assets invested for self-insurance are money market funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair values of our derivative instruments are calculated based on market rates to settle the instruments, representing the amount we would receive upon sale or pay upon transfer--Level 2 inputs. The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.
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

	June 29, 2013		December 31, 2012
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$41,700	$41,700	$24,200	$24,200
Senior unsecured notes	30,000	28,405	30,000	29,762
Term loans, noncurrent	67	67	587	587
Total	$71,767	$70,172	$54,787	$54,549

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
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

Market Risk and Derivative Financial Instruments

In the normal course of business, we are exposed to market risk related to changes in foreign currency exchange rates, changes in interest rates and changes in fuel prices. We do not hold or issue derivative financial instruments for trading or speculative purposes. We use derivative financial instruments from time-to-time to manage risks, in part, associated with changes in interest rates and changes in fuel prices.

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

Interest Rate Swaps--From time-to-time we have held interest rate swaps—cash-flow hedges—to effectively convert a portion of our variable-rate revolving credit borrowings to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. Under the contracts, we agree with the counterparty to exchange, at specified intervals, the difference between variable-rate and fixed-rate amounts calculated on a notional principal amount. During the first quarter 2012, all interest rate swap contracts previously entered into expired.

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
June 29, 2013
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)
The following tables set forth quantitative information related to our derivatives instruments and where these amounts are recorded in our consolidated financial statements.

	As of
	June 29, 2013	December 31, 2012
Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Asset fair value of fuel derivatives, classified as other current assets	$—	$38

Liability fair value of fuel derivatives, classified as accrued expenses	$57	$24

Longest remaining term, in months	6	12

Notional hedged volume, in thousands of gallons	600	1,250

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$—	$—	$—	$123

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a (reduction)/increase in operating costs and expenses	$205	$888	$(33)	$(34)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2013
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

During the third quarter 2012, Davey entered into a Settlement and Release Agreement (the “Agreement”) among Davey, SDG&E and Davey's insurers.

Under the Agreement (a) Davey paid SDG&E an amount previously expensed and accrued as self-insurance, (b) Davey's insurers paid SDG&E amounts under Davey's insurance policies in effect during the period of the Rice Canyon fire, and (c) SDG&E dismissed its cross-complaints against Davey and agreed to defend and hold harmless Davey from any and all claims that are currently asserted against Davey.

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

Our Business--Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services for operations in the United States and Canada. Residential and Commercial Services provides for the treatment, preservation, maintenance, cultivation, planting and removal of trees, shrubs and other plant life; its services also include the practice of landscaping, tree surgery, tree feeding and tree spraying, as well as the application of fertilizer, herbicides and insecticides. Utility Services is principally engaged in the practice of line clearing for investor-owned and municipal utilities, including the clearing of tree growth from power lines, clearance of rights-of-way and chemical brush control. Davey Resource Group, which provides services related to natural resource management and consulting, forestry research and development, and environmental planning, is a nonreportable segment and, along with other operating activities, including research, techinical support and diagnostic facilities are included in “All Other.”

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	Percentage Change	June 29, 2013	June 30, 2012	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	61.1	63.8	(2.7)	65.1	65.8	(.7)
Selling	16.2	15.5	.7	16.9	16.0	.9
General and administrative	6.1	6.3	(.2)	7.4	7.3	.1
Depreciation and amortization	5.0	5.3	(.3)	5.7	5.9	(.2)
Gain on sale of assets, net	(.3)	(.4)	.1	(.2)	(.3)	.1

Income from operations	11.9	9.5	2.4	5.1	5.4	(.3)

Other income (expense):
Interest expense	(.4)	(.4)	—	(.4)	(.4)	—
Interest income	—	—	—	—	—	—
Other, net	(.3)	(.5)	.2	(.4)	(.5)	.1

Income before income taxes	11.2	8.6	2.6	4.3	4.5	(.2)

Income taxes	4.4	3.4	1.0	1.7	1.8	(.1)

Net income	6.8%	5.2%	1.6%	2.6%	2.7%	(.1)%

Index

Second Quarter—Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012

Our results of operations for the three months ended June 29, 2013 compared to the three months ended June 30, 2012 follows:

	Three Months Ended
	June 29, 2013	June 30, 2012	Change	Percentage Change
Revenues	$195,638	$182,411	$13,227	7.3%

Costs and expenses:
Operating	119,592	116,472	3,120	2.7
Selling	31,672	28,197	3,475	12.3
General and administrative	11,972	11,480	492	4.3
Depreciation and amortization	9,730	9,670	60.6
Gain on sale of assets, net	(558)	(678)	120	(17.7)
	172,408	165,141	7,267	4.4

Income from operations	23,230	17,270	5,960	34.5
Other income (expense):
Interest expense	(718)	(707)	(11)	1.6
Interest income	78	29	49	nm
Other, net	(606)	(874)	268	(30.7)
Income before income taxes	21,984	15,718	6,266	39.9

Income taxes	8,548	6,302	2,246	35.6

Net income	$13,436	$9,416	$4,020	42.7%

nm--not meaningful

Revenues--Revenues of $195,638 increased $13,227 compared with $182,411 in the second quarter 2012. Utility Services increased $4,647 or 5.9% compared with the second quarter 2012. Additional work obtained on two existing contracts and new contracts acquired in our U.S. operations were partially offset by loss of contracts within both our U.S. and Canadian operations and client-imposed production changes on our largest utility account. Residential and Commercial Services increased $7,983 or 9.1% from the second quarter 2012. Favorable weather conditions across the U.S. during the second quarter 2013 in addition to contract work with a large customer related to tree damage purportedly caused by one of its products and the addition of a business acquired in the fourth quarter 2012 located in the midwest United States account for the increase. Total revenues of $195,638 include production incentive revenue, recognized under the completed-performance method, of $2,123 during the second quarter 2013 compared with $998 during the second quarter 2012.

Operating Expenses--Operating expenses of $119,592 increased $3,120 compared with the second quarter 2012 and, as a percentage of revenues, decreased 2.7% to 61.1%. Utility Services increased $1,298 or 2.1% compared with the second quarter 2012 but, as a percentage of revenues, decreased 2.8% to 75.7%. Increased labor expense, fuel expense, material expense, tool and saw expense and crew expenses were partially offset by decreases in subcontractor expense and equipment maintenance expense. Residential and Commercial Services increased $1,894 or 4.4% compared with the second quarter 2012 but, as a percentage of revenue, decreased 2.1% to 47.4%. Increases in labor expense, equipment maintenance expense and disposal expense were partially offset by a reduction in subcontractor expense, tool and saw expense and materials expense.

Fuel costs of $8,344 decreased $140, or 2.0%, from the $8,484 incurred in the second quarter 2012 and impacted operating expenses within all segments. The $140 decrease (exclusive of fair value changes in our fuel derivatives) included price decreases approximating $135 and usage decreases approximating $5. Operating costs

Index

and expenses also includes expense of $205 for the second quarter 2013 as compared with expense of $888 for the second quarter 2012 related to our fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $31,672 increased $3,475 compared with the second quarter 2012 and as a percentage of revenues increased .7% to 16.2%. Utility Services increased $997 or 16.2% over the second quarter 2012 and as a percentage of revenues increased .7% to 8.5%. Increases in field management wages and incentive expense, field management travel expense and employee development expense were partially offset by a decrease in field management auto expense and professional services expense. Residential and Commercial Services experienced an increase of $2,127 or 10.3% over the second quarter 2012. Increases in field management wages and incentive expense, office support wages, field management auto expense, field management travel expense, and office rent were partially offset by decreases in employee development expense and professional services expense.

General and Administrative Expenses--General and administrative expenses of $11,972 increased $492 from $11,480 in the second quarter 2012. Increases in salary and incentive expense, travel and living expenses, stock compensation expense and professional services expense were partially offset by decreases in pension expense, and employee development expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,730 increased $60 from $9,670 in the second quarter of 2012.  The increase is attributable to higher capital expenditures and increased amortization related to purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $558 for the second quarter 2013 as compared with $678 in the second quarter 2012.  The decrease is the result of a reduction in the number of equipment units sold in the second quarter 2013 as compared with the second quarter 2012.

Interest Expense--Interest expense of $718 increased $11 from the $707 incurred in the second quarter 2012. The increase is attributable to higher average debt levels necessary to fund operations and capital expenditures as compared to the second quarter 2012.

Other, Net--Other, net, of $606 decreased $268 from the $874 incurred in the second quarter 2012 and consisted of nonoperating income and expense, including foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the second quarter 2013 was $8,548, as compared to $6,302 for the second quarter 2012. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2013 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2012 was 39.5%.

Net Income--Net income of $13,436 for the second quarter 2013 was $4,020 greater than the $9,416 experienced in the second quarter 2012.

Index

First Half—Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012

Our results of operations for the six months ended June 29, 2013 compared to the six months ended June 30, 2012 follows:

	Six Months Ended
	June 29, 2013	June 30, 2012	Change	Percentage Change
Revenues	$338,903	$329,055	$9,848	3.0%

Costs and expenses:
Operating	220,652	216,356	4,296	2.0
Selling	57,247	52,600	4,647	8.8
General and administrative	25,227	24,078	1,149	4.8
Depreciation and amortization	19,216	19,127	89.5
Gain on sale of assets, net	(660)	(884)	224	(25.3)
	321,682	311,277	10,405	3.3

Income from operations	17,221	17,778	(557)	(3.1)
Other income (expense):
Interest expense	(1,341)	(1,410)	69	(4.9)
Interest income	161	56	105	nm
Other, net	(1,309)	(1,509)	200	(13.3)
Income before income taxes	14,732	14,915	(183)	(1.2)

Income taxes	5,908	6,070	(162)	(2.7)

Net income	$8,824	$8,845	$(21)	(.2)%

nm--not meaningful

Revenues--Revenues of $338,903 increased $9,848 compared with $329,055 in the first half 2012. Utility Services decreased $1,308 or .8% compared with the first half 2012. Loss of contracts within both our U.S. and Canadian operations coupled with client-imposed production changes on our largest utility account were partially offset by additional work obtained on two existing contracts and new contracts acquired in our U.S. operations. Residential and Commercial Services increased $9,807 or 7.1% from the first half 2012. Despite poor weather conditions across the U.S. in the first three months of 2013, Residential and Commercial revenues strengthened during the second quarter 2013 in part due to better weather conditions and our contract work with a large customer related to tree damage purportedly caused by one of its products and the addition of a business acquired in the fourth quarter 2012 located in the midwest United States. Total revenues of $338,903 include production incentive revenue, recognized under the completed-performance method, of $4,573 during the first half 2013 compared with $4,068 during the first half 2012.

Operating Expenses--Operating expenses of $220,652 increased $4,296 compared with the first half 2012 and, as a percentage of revenues, decreased .7% to 65.1%. Utility Services decreased $900 or .7% compared with the first half 2012. Decreases in subcontractor expense and disposal expense were partially offset by increases in labor expense, tool and saw expense and crew expenses. Residential and Commercial Services increased $3,077 or 4.2% compared with the first half 2012. Increases in labor expense, equipment maintenance expense and disposal expense were partially offset by a reductions in subcontractor expense, materials expense and tools and saw expense.

Fuel costs of $15,623 increased $190, or 2.7%, from the $15,433 incurred in the first half 2012 and impacted operating expenses within all segments. The $190 increase (exclusive of fair value changes in our fuel derivatives) included price increases approximating $175 and usage increases approximating $15. Operating costs

Index

and expenses also includes expense of $33 for the first half 2013 as compared with expense of $34 for the first half 2012 related to our fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $57,247 increased $4,647 compared with the first half 2012 and as a percentage of revenues increased .9% to 16.9%. Utility Services increased $1,370 or 10.9% over the first half 2012 and as a percentage of revenues increased .9% to 8.8%. Increases in field management wages and incentive expense, field management travel expense, employee development expense were partially offset by a decrease in field management auto expense, professional services expense and communication expense. Residential and Commercial Services experienced an increase of $3,390 or 9.4% over the first half 2012. Increases in field management wages and incentive expense, office support wages, field management travel expense, office rent, sales and marketing expense and employee development expense were partially offset by decreases in communication expense, professional services expense and computer expense.

General and Administrative Expenses--General and administrative expenses of $25,227 increased $1,149 from $24,078 in the first half 2012. Increases in salary and incentive expense, travel and living expenses and rent and utilities expense were partially offset by decreases in stock compensation expense, professional services expense and employee development expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $19,216 increased $89 from $19,127 in the first half of 2012.  The increase is attributable to higher capital expenditures and increased amortization related to purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $660 for the first half 2013 as compared with $884 in the first half 2012.  The decrease is the result of a reduction in the number of equipment units sold in the first half 2013 as compared with the first half 2012.

Interest Expense--Interest expense of $1,341 decreased $69 from the $1,410 incurred in the first half 2012. The decrease is attributable to lower average debt levels necessary to fund operations and capital expenditures during the first three months of 2013, as compared with the first three months of 2012 and were partially offset by an increase in expense during the second three months of 2013.

Other, Net--Other, net, of $1,309 decreased $200 from the $1,509 incurred in the first half 2012 and consisted of nonoperating income and expense, including foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first half 2013 was $5,908, as compared to $6,070 for the first half 2012. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2013 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2012 was 39.5%.

Net Income--Net income of $8,824 for the first half 2013 was $21 less than the $8,845 experienced in the first half 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the six months ended June 29, 2013 and June 30, 2012 follow:

Index

	2013	2012
Cash provided by (used in):
Operating activities	$22,022	$16,707
Investing activities	(34,347)	(19,577)
Financing activities	5,074	(195)
Decrease in cash	$(7,251)	$(3,065)

Cash Provided by Operating Activities--Cash provided by operating activities was $22,022 for the first six months of 2013, or $5,315 more than the $16,707 provided in the first six months of 2012. The $5,315 increase in operating cash flow was primarily attributable to an increase of $89 in depreciation and amortization, $5,017 less cash used from operating assets and liabilities, partially offset by a $21 decrease in net income.

Overall, accounts receivable decreased $6,392 during the first six months of 2013, as compared to the increase of $15,485 during the first six months of 2012. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2013 decreased 2 days to 51 days, as compared to the end of the first six months of 2012. The DSO at June 30, 2012 was 53 days.

Operating liabilities decreased $8,096 in the first six months of 2013, or $10,643 more than the $2,547 increase in the first six months of 2012. Accounts payable and accrued expenses decreased $10,585 during the first six months of 2013 as compared with a decrease of $3,674 for the first six months of 2012. Decreases in trade payables, employee compensation, 401KSOP liabilities, self-insured medical claims and savings withholdings were partially offset by increases in compensated-absence accruals, advance payments from customers and stock purchase withholdings. Self-insurance accruals increased $2,489 in the first six months of 2013, which was $3,732 less than the increase of $6,221 experienced in the first six months of 2012. The increase occurred in all classifications--workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, decreased $4,059 for the first six months of 2013 as compared with an increase of $2,158 for the first six months of 2012, with the $6,217 net change related primarily to an increase in tax deposits and operating supplies.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2013 was $34,347, or $14,770 more than the $19,577 used during the first six months of 2012. The increase was primarily the result of additional expenditures for the purchase of equipment necessary to support additional contract work in our utility operations and land and building purchased in connection with an acquisition made in the fourth quarter 2012.

Cash Provided Provided By Financing Activities--Cash provided by financing activities of $5,074 increased $5,269 during the first six months of 2013 as compared with the $195 of cash used during the first six months of 2012. During the first six months of 2013, our revolving credit facility provided $17,500 in cash as compared with the $8,400 provided during the first six months of 2012. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments on notes payable used $6,058 during the first six months of 2013, $1,030 more than the $5,028 used in the first six months of 2012. Treasury share transactions (purchases and sales) used $5,094 for the first six months of 2013, or $2,769 more cash than the $2,325 used in the first six months of 2012, and included $638 of cash received from our common share subscriptions. Dividends paid of $1,274 increased $32, as compared with $1,242 paid in the first six months of 2012.

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

Index

includes financial covenant ratios, as defined, with respect to funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and funded debt to capitalization.

As of June 29, 2013, we had unused commitments under the facility approximating $49,446, with $90,554 committed, consisting of borrowings of $41,700 and issued letters of credit of $48,854. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of June 29, 2013, to make future payments for the periods indicated.

		Six Months Ending December 31, 2013
			Year Ending December 31,
Description	Total		2014	2015	2016	2017	Thereafter
Revolving credit facility	$41,700	$—	$41,700	$—	$—	$—	$—
Senior unsecured notes	30,000	—	—	—	6,000	6,000	18,000
Term loans	1,551	969	549	33	—	—	—
Operating lease obligations	7,097	2,155	2,246	1,376	932	226	162
Self-insurance accruals	64,222	13,300	17,250	11,733	6,714	3,456	11,769
Purchase obligations	6,386	6,386	—	—	—	—	—
Other liabilities	17,996	4,156	493	728	728	774	11,117
	$168,952	$26,966	$62,238	$13,870	$14,374	$10,456	$41,048

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of June 29, 2013. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of June 29, 2013, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

Index

As of June 29, 2013, we were contingently liable for letters of credit in the amount of $50,361, of which $48,854 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2013 through 2016. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At June 29, 2013, we had working capital of $67,863, short-term lines of credit approximating $10,782 and $49,446 available under our revolving credit facility.

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

Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income--In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line-items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-01 requires prospective adoption and effects financial statement presentation only. We adopted ASU 2013-02 as of the first quarter ended March 30, 2013 with no effect on our financial position, results of operations or cash flows.

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

Index

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

During the six months ended June 29, 2013, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 29, 2013 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 29, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the third quarter 2012, Davey entered into a Settlement and Release Agreement (the “Agreement”) among Davey, SDG&E and Davey's insurers.

Under the Agreement (a) Davey paid SDG&E an amount previously expensed and accrued as self-insurance, (b) Davey's insurers paid SDG&E amounts under Davey's insurance policies in effect during the period of the Rice Canyon fire, and (c) SDG&E dismissed its cross-complaints against Davey and agreed to defend and hold harmless Davey from any and all claims that are currently asserted against Davey.

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

Index

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

Index

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
Many scientists, environmentalists, international organizations, political activists, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters in certain parts of the world. In response, a number of legal and

Index

regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that these parties believe may be contributors to global climate change. These proposals, if enacted, could result in a variety of regulatory programs, including potential new regulations, additional charges and taxes to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers.

We cannot predict the impact, if any, that changing climate conditions will have on us or our customers. However, it is possible that the legal, regulatory and social responses to real or imagined climate change could have a negative effect on our results of operations or our financial condition.

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

Index

We may be adversely affected if we enter into a major unprofitable contract.
Our Residential and Commercial Services and our Utility Services segments frequently operate in a competitive bid contract environment. As a result, we may misjudge a bid and be contractually bound to an unprofitable contract, which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2013
January 1 to January 26	387	$20.80	n/a	n/a
January 27 to February 23	1,088	20.80	n/a	n/a
February 24 to March 30	56,898	23.20	n/a	n/a
Total First Quarter	58,373	$23.14

March 31 to April 27	168,516	23.20	n/a	n/a
April 28 to May 25	129,227	23.20	n/a	n/a
May 26 to June 29	144,632	23.20	n/a	n/a
Total Second Quarter	442,375	$23.20

Total Year to Date	500,748	$23.19

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	August 6, 2013		Joseph R. Paul
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 6, 2013	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*
Furnished Herewith

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.