Form 10-Q
period 2013-09-28
DAVEY TREE EXPERT CO
filed 2013-11-05
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

There were 13,541,284 Common Shares, $1.00 par value, outstanding as of November 1, 2013.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 28, 2013

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 28, 2013	December 31, 2012
Assets
Current assets:
Cash	$15,239	$19,647
Accounts receivable, net	115,928	115,563
Operating supplies	5,865	6,030
Other current assets	30,769	20,509
Total current assets	167,801	161,749

Property and equipment	477,840	451,679
Less accumulated depreciation	340,773	325,963
	137,067	125,716

Other assets	17,520	14,284
Identified intangible assets and goodwill, net	28,044	29,183
	$350,432	$330,932
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$30,190	$36,972
Accrued expenses	28,550	34,462
Other current liabilities	30,889	27,107
Total current liabilities	89,629	98,541

Long-term debt	74,534	54,787
Self-insurance accruals	40,509	41,618
Other noncurrent liabilities	17,468	17,880
	222,140	212,826
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding	21,457	21,457
Additional paid-in capital	5,318	3,431
Common shares subscribed, unissued	10,723	11,055
Retained earnings	226,210	210,652
Accumulated other comprehensive loss	(7,389)	(7,115)
	256,319	239,480
Less: Cost of Common shares held in treasury; 7,895 shares at September 28, 2013 and 7,731 shares at December 31, 2012	120,219	112,159
Common shares subscription receivable	7,808	9,215

	128,292	118,106
	$350,432	$330,932
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$194,772	$178,647	$533,675	$507,702

Costs and expenses:
Operating	125,658	114,103	346,310	330,459
Selling	32,376	28,618	89,623	81,218
General and administrative	12,103	11,558	37,330	35,636
Depreciation and amortization	10,255	9,935	29,471	29,062
Gain on sale of assets, net	(501)	(219)	(1,161)	(1,103)
	179,891	163,995	501,573	475,272

Income from operations	14,881	14,652	32,102	32,430

Other income (expense):
Interest expense	(711)	(661)	(2,052)	(2,071)
Interest income	76	65	237	121
Other, net	(713)	(638)	(2,022)	(2,147)

Income before income taxes	13,533	13,418	28,265	28,333

Income taxes	4,889	5,122	10,797	11,192

Net income	$8,644	$8,296	$17,468	$17,141

Net income per share:
Basic	$.63	$.59	$1.24	$1.22
Diluted	$.61	$.56	$1.20	$1.18

Weighted-average shares outstanding:
Basic	13,720	14,133	14,087	14,008
Diluted	14,255	14,766	14,547	14,535

Dividends declared per share	$.045	$.045	$.135	$.133

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$8,644	$8,296	$17,468	$17,141
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	444	1,028	(925)	903
Change in deferred gains on cash flow hedges	—	—	—	77
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	216	159	646	700
Prior service cost	1	3	5	8
Defined benefit pension plan adjustments	217	162	651	708

Other comprehensive income (loss)	661	1,190	(274)	1,688

Comprehensive income	$9,305	$9,486	$17,194	$18,829

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating activities
Net income	$17,468	$17,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,471	29,062
Other	(314)	(793)
Changes in operating assets and liabilities:
Accounts receivable	(365)	(27,599)
Operating liabilities	(14,441)	1,097
Other, net	(14,105)	(2,752)
	246	(985)
Net cash provided by operating activities	17,714	16,156

Investing activities
Capital expenditures:
Equipment	(37,639)	(24,736)
Land and buildings	(2,592)	(399)
Purchases of businesses	(80)	(100)
Other	1,748	1,971
Net cash used in investing activities	(38,563)	(23,264)

Financing activities
Revolving credit facility proceeds, net	20,300	7,500
Purchase of common shares for treasury	(13,716)	(9,682)
Sale of common shares from treasury	7,959	8,912
Dividends	(1,910)	(1,915)
Other	3,808	3,225
Net cash provided by financing activities	16,441	8,040

Increase/(Decrease) in cash	(4,408)	932

Cash, beginning of period	19,647	10,267
Cash, end of period	$15,239	$11,199

Supplemental cash flow information follows:
Interest paid	$2,370	$2,503
Income taxes paid	16,901	8,888

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
(Amounts in thousands, except share data)

B.Seasonality of Business
Due to the seasonality of our business, our operating results for the nine months ended September 28, 2013 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2013. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
The following comprise accounts receivable, net, and other:

Accounts receivable, net	September 28, 2013	December 31, 2012
Accounts receivable	$94,855	$105,044
Receivables under contractual arrangements	22,837	12,961
	117,692	118,005

Less allowances for doubtful accounts	1,764	2,442

Accounts receivable, net	$115,928	$115,563

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following comprise the amounts included in the balance sheet:

Other current assets	September 28, 2013	December 31, 2012
Refundable income taxes	$3,906	$—
Deferred income taxes	8,521	8,815
Prepaid expenses	17,297	9,101
Other	1,045	2,593
Total	$30,769	$20,509

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Accrued expenses	September 28, 2013	December 31, 2012
Employee compensation	$16,657	$17,888
Accrued compensated absences	7,185	7,080
Self-insured medical claims	1,270	2,571
Income tax payable	—	2,013
Customer advances, deposits	—	1,346
Taxes, other than income	2,503	2,463
Other	935	1,101
Total	$28,550	$34,462

D.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	September 28, 2013		December 31, 2012
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$14,438	$11,137	$14,378	$10,319
Employment-related	5,634	5,446	5,430	5,082
Tradenames	4,527	3,634	4,528	3,267

Amortized intangible assets	$24,599	$20,217	$24,336	$18,668

Less accumulated amortization	20,217		18,668

Identified intangibles, net	4,382		5,668

Unamortized intangible assets:
Goodwill	23,662		23,515
	$28,044		$29,183

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
(Amounts in thousands, except share data)

E.	Long-Term Debt
Our long-term debt consisted of the following:

	September 28, 2013	December 31, 2012
Revolving credit facility
Prime rate borrowings	$500	$9,200
LIBOR borrowings	44,000	15,000
	44,500	24,200
Senior unsecured notes	30,000	30,000
Term loans	11,417	7,579
	85,917	61,779
Less current portion	11,383	6,992
	$74,534	$54,787

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

As of September 28, 2013, we had unused commitments under the facility approximating $46,646, with $93,354 committed, consisting of borrowings of $44,500 and issued letters of credit of $48,854. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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
September 28, 2013
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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three months ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Compensation expense, all share-based payment plans	$342	$285	$1,018	$1,210

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $307 being recognized for the nine months ended September 28, 2013 and $312 for the nine months ended September 29, 2012.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At September 28, 2013, there were 667,207 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $162 for the nine months ended September 28, 2013 and $122 for the nine months ended September 29, 2012.

Stock-Settled Stock Appreciation Rights--During the nine months ended September 28, 2013, the Compensation Committee of the Board of Directors awarded 117,280 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
(Amounts in thousands, except share data)

F.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of September 28, 2013.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2013	257,817	$3.17
Granted	117,280	3.17
Forfeited	—	—
Vested	(86,044)	3.22
Unvested, September 28, 2013	289,053	$3.16	2.3 years	$712	$6,909

Employee SSARs	259,320	$3.24	2.3 years	$651	$6,198
Nonemployee Director SSARs	29,733	$2.32	2.7 years	$61	$711

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $233 for the nine months ended September 28, 2013 and $217 for the nine months ended September 29, 2012.

Performance-Based Restricted Stock Units--During the nine months ended September 28, 2013, the Compensation Committee of the Board of Directors awarded 42,290 Performance-Based Restricted Stock Units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of September 28, 2013.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2013	78,653	$16.87
Granted	42,290	21.67
Forfeited	—	—
Vested	(22,754)	16.48

Unvested, September 28, 2013	98,189	$19.03	3.1 years	$1,227	$2,347

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $316 for the nine months ended September 28, 2013 and $559 for the nine months ended September 29, 2012.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	September 28, 2013	September 29, 2012
Volatility rate	11.3%	11.7%
Risk-free interest rate	2.1%	1.6%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	9.4	9.1

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 28, 2013.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2013	761,254	$11.38
Granted	198,500	23.20
Exercised	(173,547)	7.83
Forfeited	—	—
Outstanding, September 28, 2013	786,207	$15.14	5.2 years	$6,884

Exercisable, September 28, 2013	466,107	$11.40	3.0 years	$5,824

As of September 28, 2013, there was approximately $939 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.3 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
(Amounts in thousands, except share data)

G.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Components of pension cost
Service costs--increase in benefit obligation earned	$55	$47	$166	$138
Interest cost on projected benefit obligation	379	412	1,136	1,244
Expected return on plan assets	(439)	(424)	(1,319)	(1,277)
Settlement loss	—	—	—	219
Amortization of net actuarial loss	347	259	1,041	781
Amortization of prior service cost	3	3	10	10
Net pension cost of defined benefit pension plans	$345	$297	$1,034	$1,115

Employer Contributions--Contributions of $548 were made to our defined-benefit pension plans during the nine months ended September 28, 2013. We expect, as of September 28, 2013, to make additional defined-benefit plan contributions totaling $167 before December 31, 2013.

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

At December 31, 2012, we had unrecognized tax benefits of $2,638, of which $1,933 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $142. At September 28, 2013, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
(Amounts in thousands, except share data)

H. Income Taxes (continued)

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

The Company's U.S. income tax returns for 2011 and 2010 are currently under audit by the U.S. Internal Revenue Service. As of September 28, 2013, if certain pending tax matters settle, we believe it is reasonably possible that additional tax payments will be made during the next twelve months within a range of $500 to $800.

I.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$3,511	$(10,626)	$(7,115)
Other comprehensive income (loss) before reclassifications
Unrealized losses	(925)	—	(925)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,051	1,051
Tax effect	—	(400)	(400)
Net of tax amount	(925)	651	(274)
Balance at September 28, 2013	$2,586	$(9,975)	$(7,389)

The change in defined benefit pension plans of $651, net of tax, for the nine months ended September 28, 2013 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Income available to common shareholders:
Net Income	$8,644	$8,296	$17,468	$17,141

Weighted-average shares:
Basic:
Outstanding	13,583	14,039	13,680	13,914
Partially-paid share subscriptions	137	94	407	94
Basic weighted-average shares	13,720	14,133	14,087	14,008

Diluted:
Basic from above	13,720	14,133	14,087	14,008
Incremental shares from assumed:
Exercise of stock subscription purchase rights	59	17	35	5
Exercise of stock options and awards	476	616	425	522
Diluted weighted-average shares	14,255	14,766	14,547	14,535

Net income per share:
Basic	$.63	$.59	$1.24	$1.22

Diluted	$.61	$.56	$1.20	$1.18

Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended September 28, 2013 follows:

Shares outstanding at January 1, 2013	13,726,002
Shares purchased	(589,155)
Shares sold	226,959
Stock subscription offering -- cash purchases	13,473
Options and awards exercised	184,988
(163,735)
Shares outstanding at September 28, 2013	13,562,267

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
(Amounts in thousands, except share data)

J.	Per Share Amounts and Common Shares Outstanding (continued)
On September 28, 2013, we had 13,562,267 common shares outstanding, employee and director options exercisable to purchase 466,107 common shares, partially-paid subscriptions for 544,339 common shares and purchase rights outstanding for 208,674 common shares.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
(Amounts in thousands, except share data)

K.    Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended September 28, 2013
Revenues	$87,805	$89,457	$17,510	$—		$194,772
Income (loss) from operations	3,040	11,213	1,579	(951)	(a)	14,881
Interest expense				(711)		(711)
Interest income				76		76
Other income (expense), net				(713)		(713)
Income before income taxes						$13,533
Segment assets, total	$131,309	$123,556	$21,118	$74,449	(b)	$350,432

Three Months Ended September 29, 2012
Revenues	$80,874	$81,438	$16,335	$—		$178,647
Income (loss) from operations	2,343	10,925	1,633	(249)	(a)	14,652
Interest expense				(661)		(661)
Interest income				65		65
Other income (expense), net				(638)		(638)
Income before income taxes						$13,418
Segment assets, total	$125,178	$114,940	$21,528	$67,268	(b)	$328,914

Nine Months Ended September 28, 2013
Revenues	$245,982	$237,690	$50,003	$—		$533,675
Income (loss) from operations	7,034	25,474	1,552	(1,958)	(a)	32,102
Interest expense				(2,052)		(2,052)
Interest income				237		237
Other income (expense), net				(2,022)		(2,022)
Income before income taxes						$28,265
Segment assets, total	$131,309	$123,556	$21,118	$74,449	(b)	$350,432

Nine Months Ended September 29, 2012
Revenues	$240,359	$219,864	$47,479	$—		$507,702
Income (loss) from operations	7,398	23,058	3,235	(1,261)	(a)	32,430
Interest expense				(2,071)		(2,071)
Interest income				121		121
Other income (expense), net				(2,147)		(2,147)
Income before income taxes						$28,333
Segment assets, total	$125,178	$114,940	$21,528	$67,268	(b)	$328,914

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
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

Our assets and liabilities measured at fair value on a recurring basis at September 28, 2013, were as follows:

		Fair Value Measurements at September 28, 2013 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 28, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,182	$13,182	$—	$—

Liabilities:
Fuel derivatives, classified as accrued expenses	$29	$—	$29	$—
Deferred compensation	1,105	—	1,105	—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
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

	September 28, 2013		December 31, 2012
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$44,500	$44,500	$24,200	$24,200
Senior unsecured notes	30,000	28,959	30,000	29,762
Term loans, noncurrent	34	34	587	587
Total	$74,534	$73,493	$54,787	$54,549

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
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
September 28, 2013
(Amounts in thousands, except share data)

L.	Fair Value Measurements and Financial Instruments (continued)
The following tables set forth quantitative information related to our derivatives instruments and where these amounts are recorded in our consolidated financial statements.

	As of
	September 28, 2013	December 31, 2012
Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Asset fair value of fuel derivatives, classified as other current assets	$—	$38

Liability fair value of fuel derivatives, classified as accrued expenses	$29	$24

Longest remaining term, in months	3	12

Notional hedged volume, in thousands of gallons	300	1,250

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$—	$—	$—	$123

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a (reduction)/increase in operating costs and expenses	$(92)	$(616)	$(125)	$(650)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2013
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

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey. The earliest of the lawsuits naming Davey was filed on April 18, 2008. The Court ordered that the lawsuits be organized into four groups based on type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification. Plaintiffs' motions seeking class certification were denied and the orders denying class certification were affirmed on appeal. SDG&E filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract. SDG&E has settled many of the third-party claims and asserted its claims against Davey for indemnity.

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

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	Percentage Change	September 28, 2013	September 29, 2012	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	64.5	63.8	.7	64.9	65.1	(.2)
Selling	16.6	16.0	.6	16.8	16.0	.8
General and administrative	6.2	6.5	(.3)	7.0	7.0	—
Depreciation and amortization	5.3	5.6	(.3)	5.5	5.7	(.2)
Gain on sale of assets, net	(.2)	(.1)	(.1)	(.2)	(.2)	—

Income from operations	7.6	8.2	(.6)	6.0	6.4	(.4)

Other income (expense):
Interest expense	(.3)	(.4)	.1	(.4)	(.4)	—
Interest income	—	—	—	—	—	—
Other, net	(.4)	(.3)	(.1)	(.3)	(.4)	.1

Income before income taxes	6.9	7.5	(.6)	5.3	5.6	(.3)

Income taxes	2.5	2.9	(.4)	2.0	2.2	(.2)

Net income	4.4%	4.6%	(.2)%	3.3%	3.4%	(.1)%

Index

Third Quarter—Three Months Ended September 28, 2013 Compared to Three Months Ended September 29, 2012

Our results of operations for the three months ended September 28, 2013 compared to the three months ended September 29, 2012 follows:

	Three Months Ended
	September 28, 2013	September 29, 2012	Change	Percentage Change
Revenues	$194,772	$178,647	$16,125	9.0%

Costs and expenses:
Operating	125,658	114,103	11,555	10.1
Selling	32,376	28,618	3,758	13.1
General and administrative	12,103	11,558	545	4.7
Depreciation and amortization	10,255	9,935	320	3.2
Gain on sale of assets, net	(501)	(219)	(282)	nm
	179,891	163,995	15,896	9.7

Income from operations	14,881	14,652	229	1.6
Other income (expense):
Interest expense	(711)	(661)	(50)	7.6
Interest income	76	65	11	16.9
Other, net	(713)	(638)	(75)	11.8
Income before income taxes	13,533	13,418	115.9

Income taxes	4,889	5,122	(233)	(4.5)

Net income	$8,644	$8,296	$348	4.2%

nm--not meaningful

Revenues--Revenues of $194,772 increased $16,125 compared with $178,647 in the third quarter 2012. Utility Services increased $6,931 or 8.6% compared with the third quarter 2012. Additional work obtained on two of our existing contracts as well as new contracts acquired in our U.S. operations were partially offset by a reduction in revenue on our largest utility account, the result of client-imposed production changes and losses of contracts within both our U.S. and Canadian operations. Residential and Commercial Services increased $8,019 or 9.8% from the third quarter 2012. Favorable weather conditions across the U.S. during the third quarter 2013 in addition to contract work with a large customer related to tree damage purportedly caused by one of its products and the addition of a business acquired in the fourth quarter 2012 located in the midwest United States account for the increase. Total revenues of $194,772 include production incentive revenue, recognized under the completed-performance method, of $17 during the third quarter 2013 compared with $36 during the third quarter 2012.

Operating Expenses--Operating expenses of $125,658 increased $11,555 compared with the third quarter 2012 and, as a percentage of revenues, increased .7% to 64.5%. Utility Services increased $5,203 or 8.2% compared with the third quarter 2012 but, as a percentage of revenues, decreased .1% to 78.6%. Increased labor expense, fuel expense, material expense and crew expenses were partially offset by decreases in subcontractor expense and equipment maintenance expense. Residential and Commercial Services increased $4,728 or 11.6% compared with the third quarter 2012 and, as a percentage of revenue, increased .9% to 50.9%. Increases in labor expense, equipment maintenance expense, material expense and crew expense were partially offset by a reduction in rented equipment expense.

Index

Fuel costs of $8,672 increased $431, or 5.2%, from the $8,241 incurred in the third quarter 2012 and impacted operating expenses within all segments. The $431 increase (exclusive of fair value changes in our fuel derivatives) included price increases approximating $420 and usage increases approximating $11. Operating costs and expenses also includes expense reduction of $92 for the third quarter 2013 as compared with expense reduction of $616 for the third quarter 2012 related to our fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $32,376 increased $3,758 compared with the third quarter 2012 and as a percentage of revenues increased .6% to 16.6%. Utility Services increased $995 or 17.1% over the third quarter 2012 and as a percentage of revenues increased .6% to 7.8%. Increases in field management wages and incentive expense, field management travel expense, professional services expense and employee development expense were partially offset by a decrease in field management auto expense and communication expense. Residential and Commercial Services experienced an increase of $2,256 or 10.6% over the third quarter 2012. Increases in field management wages and incentive expense, office support wages, field management auto expense, field management travel expense, sales and marketing expense and office rent were partially offset by decreases in communication expense, office expense, utility expense and professional services expense.

General and Administrative Expenses--General and administrative expenses of $12,103 increased $545 from $11,558 in the third quarter 2012. Increases in salary and incentive expense, travel and living expenses, pension expense and stock compensation expense were partially offset by decreases in professional services expense and employee development expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $10,255 increased $320 from $9,935 in the third quarter of 2012.  The increase is attributable to higher capital expenditures and increased amortization related to purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $501 for the third quarter 2013 as compared with $219 in the third quarter 2012.  The increase is the result of an increase in the number of equipment units sold in the third quarter 2013 as compared with the third quarter 2012.

Interest Expense--Interest expense of $711 increased $50 from the $661 incurred in the third quarter 2012. The increase is attributable to higher average debt levels necessary to fund operations and capital expenditures as compared to the third quarter 2012.

Other, Net--Other, net, of $713 increased $75 from the $638 incurred in the third quarter 2012 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the third quarter 2013 was $4,889, as compared to $5,122 for the third quarter 2012. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2013 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2012 was 39.5%.

Net Income--Net income of $8,644 for the third quarter 2013 was $348 greater than the $8,296 experienced in the third quarter 2012.

Index

Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 29, 2012

Our results of operations for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012 follows:

	Nine Months Ended
	September 28, 2013	September 29, 2012	Change	Percentage Change
Revenues	$533,675	$507,702	$25,973	5.1%

Costs and expenses:
Operating	346,310	330,459	15,851	4.8
Selling	89,623	81,218	8,405	10.3
General and administrative	37,330	35,636	1,694	4.8
Depreciation and amortization	29,471	29,062	409	1.4
Gain on sale of assets, net	(1,161)	(1,103)	(58)	5.3
	501,573	475,272	26,301	5.5

Income from operations	32,102	32,430	(328)	(1.0)
Other income (expense):
Interest expense	(2,052)	(2,071)	19	(.9)
Interest income	237	121	116	nm
Other, net	(2,022)	(2,147)	125	(5.8)
Income before income taxes	28,265	28,333	(68)	(.2)

Income taxes	10,797	11,192	(395)	(3.5)

Net income	$17,468	$17,141	$327	1.9%

nm--not meaningful

Revenues--Revenues of $533,675 increased $25,973 compared with $507,702 in the first nine months of 2012. Utility Services increased $5,623 or 2.3% compared with the first nine months of 2012. Additional work obtained on two existing contracts as well as new contracts acquired in our U.S. operations were partially offset by a reduction in revenue on our largest utility account, the result of client-imposed production changes and losses of contracts within both our U.S. and Canadian operations. Residential and Commercial Services increased $17,826 or 8.1% from the first nine months of 2012. Despite a slow start in the first quarter of 2013 due to poor weather conditions, the second and third quarters were strong for our Residential and Commercial operations. Favorable weather conditions allowed our Residential and Commercial operations to eliminate some of the deficit created in the first quarter 2013 by our inability to perform liquid services. Continued contract work with a large customer related to tree damage purportedly caused by one of its products and the addition of a business acquired in the fourth quarter 2012 located in the midwest United States also contributed to the increase. Total revenues of $533,675 include production incentive revenue, recognized under the completed-performance method, of $4,591 during the first nine months of 2013 compared with $4,104 during the first nine months of 2012.

Operating Expenses--Operating expenses of $346,310 increased $15,851 compared with the first nine months of 2012 and, as a percentage of revenues, decreased .2% to 64.9%. Utility Services increased $4,303 or 2.3% compared with the first nine months of 2012. Increases in labor expense, crew expenses and tool and saw expense, and material expense were partially offset by decreases in subcontractor expense, disposal expense and equipment maintenance expense. Residential and Commercial Services increased $7,805 or 6.8% compared with the first nine months of 2012. Increases in labor expense, equipment maintenance expense, subcontractor expense, material expense and disposal expense were partially offset by a reduction in crew expenses and rented equipment expense.

Index

Fuel costs of $24,295 increased $621, or 2.6%, from the $23,674 incurred in the first nine months of 2012 and impacted operating expenses within all segments. The $621 increase (exclusive of fair value changes in our fuel derivatives) included price increases approximating $610 and usage increases approximating $11. Operating costs and expenses also includes expense reduction of $125 for the first nine months of 2013 as compared with expense reduction of $650 for the first nine months of 2012 related to our fuel derivatives that are fair valued.

Selling Expenses--Selling expenses of $89,623 increased $8,405 compared with the first nine months of 2012 and as a percentage of revenues increased .8% to 16.8%. Utility Services increased $2,365 or 12.9% over the first nine months of 2012 and as a percentage of revenues increased .7% to 8.4%. Increases in field management wages and incentive expense, field management travel expense and employee development expense were partially offset by a decrease in field management auto expense, professional services expense and communication expense. Residential and Commercial Services experienced an increase of $5,646 or 9.8% over the first nine months of 2012. Increases in field management wages and incentive expense, office support wages, field management travel expense, office rent, sales and marketing expense and employee development expense were partially offset by decreases in communication expense, office expense and professional services expense.

General and Administrative Expenses--General and administrative expenses of $37,330 increased $1,694 from $35,636 in the first nine months of 2012. Increases in salary and incentive expense, travel and living expenses, office supplies expense, communication expense and rent and utilities expense were partially offset by decreases in professional services expense, stock compensation expense and employee development expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $29,471 increased $409 from $29,062 in the first nine months of 2012.  The increase is attributable to higher capital expenditures and increased amortization related to purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $1,161 for the first nine months of 2013 as compared with $1,103 in the first nine months of 2012.  The increase is the result of an increase in the number of equipment units sold in the first nine months of 2013 as compared with the first nine months of 2012.

Interest Expense--Interest expense of $2,052 decreased $19 from the $2,071 incurred in the first nine months of 2012. The decrease is attributable to lower average debt levels necessary to fund operations and capital expenditures during the first three months of 2013, as compared with the first three months of 2012, which were partially offset by an increase in expense during the second and third quarters of 2013.

Other, Net--Other, net, of $2,022 decreased $125 from the $2,147 incurred in the first nine months of 2012 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first nine months of 2013 was $10,797, as compared to $11,192 for the first nine months of 2012. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2013 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2012 was 39.5%.

Net Income--Net income of $17,468 for the first nine months of 2013 was $327 more than the $17,141 experienced in the first nine months of 2012.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the nine months ended September 28, 2013 and September 29, 2012 follow:

	2013	2012
Cash provided by (used in):
Operating activities	$17,714	$16,156
Investing activities	(38,563)	(23,264)
Financing activities	16,441	8,040
Increase/(Decrease) in cash	$(4,408)	$932

Cash Provided by Operating Activities--Cash provided by operating activities was $17,714 for the first nine months of 2013, or $1,558 more than the $16,156 provided in the first nine months of 2012. The $1,558 increase in operating cash flow was primarily attributable to an increase of $409 in depreciation and amortization, $343 less cash used from operating assets and liabilities and a $327 increase in net income.

Overall, accounts receivable increased $365 during the first nine months of 2013, as compared to the increase of $27,599 during the first nine months of 2012. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2013 decreased 6 days to 54 days, as compared to the end of the first nine months of 2012. The DSO at September 29, 2012 was 60 days.

Operating liabilities decreased $14,441 in the first nine months of 2013, or $15,538 more than the $1,097 increase in the first nine months of 2012. Accounts payable and accrued expenses decreased $12,723 during the first nine months of 2013 as compared with a decrease of $5,891 for the first nine months of 2012. Decreases in trade payables, employee compensation, 401KSOP liabilities, stock purchase withholdings and self-insured medical claims were partially offset by increases in compensated-absence accruals and advance payments from customers. Self-insurance accruals decreased $1,718 in the first nine months of 2013, which was $8,706 less than the increase of $6,988 experienced in the first nine months of 2012. The decrease occurred in all classifications--workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall decrease in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, decreased $14,105 for the first nine months of 2013 as compared with a decrease of $2,752 for the first nine months of 2012, with the $11,353 net change related primarily to an increase in insurance prepayments and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2013 was $38,563, or $15,299 more than the $23,264 used during the first nine months of 2012. The increase was primarily the result of additional expenditures for the purchase of equipment necessary to support additional contract work in our utility operations and land and building purchased during the first quarter 2013.

Cash Provided Provided By Financing Activities--Cash provided by financing activities of $16,441 increased $8,401 during the first nine months of 2013 as compared with $8,040 of cash provided during the first nine months of 2012. During the first nine months of 2013, our revolving credit facility provided $20,300 in cash as compared with the $7,500 provided during the first nine months of 2012. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Borrowings on notes payable provided $3,808 during the first nine months of 2013, $583 more than the $3,225 provided in the first nine months of 2012. Treasury share transactions (purchases and sales) used $5,757 for the first nine months of 2013, or $4,987 more cash than the $770 used in the first nine months of 2012, and included $1,407 of cash received from our common

Index

share subscriptions. Dividends paid of $1,910 decreased $5, as compared with $1,915 paid in the first nine months of 2012.

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

As of September 28, 2013, we had unused commitments under the facility approximating $46,646, with $93,354 committed, consisting of borrowings of $44,500 and issued letters of credit of $48,854. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate plus a margin adjustment ranging from .0% to .25% or (b) LIBOR plus a margin adjustment ranging from 1.25% to 1.75%--with the margin adjustments in both instances based on a ratio of funded debt to EBITDA. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .20% to .30% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of September 28, 2013, to make future payments for the periods indicated.

		Three Months Ending December 31, 2013
			Year Ending December 31,
Description	Total		2014	2015	2016	2017	Thereafter
Revolving credit facility	$44,500	$—	$44,500	$—	$—	$—	$—
Senior unsecured notes	30,000	—	—	—	6,000	6,000	18,000
Term loans	11,417	2,946	8,438	33	—	—	—
Operating lease obligations	6,019	1,077	2,246	1,376	932	226	162
Self-insurance accruals	60,015	7,211	19,493	12,915	7,560	3,917	8,919
Purchase obligations	11,454	11,454	—	—	—	—	—
Other liabilities	17,468	3,846	507	755	755	812	10,793
	$180,873	$26,534	$75,184	$15,079	$15,247	$10,955	$37,874

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of September 28, 2013. Other liabilities include estimates

Index

of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of September 28, 2013, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of September 28, 2013, we were contingently liable for letters of credit in the amount of $50,359, of which $48,854 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2013 through 2016. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and three other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At September 28, 2013, we had working capital of $78,172, short-term lines of credit approximating $10,858 and $46,646 available under our revolving credit facility.

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

•
We have significant contracts with our utility, commercial and government customers that include liability risk exposure as part of those contracts. Consequently, we have substantial excess-umbrella liability insurance, and increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages, could negatively impact our liquidity and financial condition.

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

During the nine months ended September 28, 2013, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 28, 2013 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 28, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey. The earliest of the lawsuits naming Davey was filed on April 18, 2008. The Court ordered that the lawsuits be organized into four groups based on type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification. Plaintiffs' motions seeking class certification were denied and the orders denying class certification were affirmed on appeal. SDG&E filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract. SDG&E has settled many of the third-party claims and asserted its claims against Davey for indemnity.

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
Any of our existing excess insurance coverage may not be renewed upon the expiration of the coverage period or future coverage may not be available at competitive rates for the required limits. In addition, our third-party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, they may have a material adverse effect on our financial condition and results of operations as well as disrupt our operations. For example, we have operations in California, which has an environment prone to wildfires. Should our third-party insurers determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities, having a material adverse effect on our financial condition and results of operations and potentially disrupting our California operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2013
January 1 to January 26	387	$20.80	n/a	n/a
January 27 to February 23	1,088	20.80	n/a	n/a
February 24 to March 30	56,898	23.20	n/a	n/a
Total First Quarter	58,373	23.14

March 31 to April 27	168,516	23.20	n/a	n/a
April 28 to May 25	129,227	23.20	n/a	n/a
May 26 to June 29	144,632	23.20	n/a	n/a
Total Second Quarter	442,375	23.20

June 30 to July 27	38	23.20	n/a	n/a
July 28 to August 24	38,341	23.90	n/a	n/a
August 25 to September 28	49,754	23.90	n/a	n/a
Total Third Quarter	88,133	23.90

Total Year to Date	588,881	$23.30

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	November 5, 2013		Joseph R. Paul
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 5, 2013	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Herewith