Form 10-K
period 2013-12-31
DAVEY TREE EXPERT CO
filed 2014-03-10
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Check one):  Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
There were 13,471,852 Common Shares outstanding as of March 7, 2014. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 1, 2013 was $286,502,971. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be held on May 20, 2014, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

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

“We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

PART I

Item 1.  Business.

General
The Davey Tree Expert Company, which was founded in 1880 and incorporated in Ohio in 1909, and its subsidiaries ("we" or "us") provides a wide range of arboriculture, horticulture, environmental and consulting services to our customers throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial Services, and Utility Services.

Our Residential and Commercial Services segment provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal, planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning.
Our Utility Services segment is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development and environmental planning.
We also maintain research, technical support and laboratory diagnostic facilities.

Competition and Customers
Our Residential and Commercial Services segment is one of the largest national tree care organizations in the United States, and competes with other national and local firms with respect to its services. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility Services group is the second largest organization in the industry in the United States, and competes principally with one major national competitor, as well as several smaller regional firms.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2013, we had revenues of approximately $61 million, or approximately 9% of total revenues, from Pacific Gas & Electric Company (“PG&E”), one of our largest customers.

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

Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations. You can find more information about our bank commitments in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24-25 of this report.

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

Employees
We employed approximately 7,000 employees at December 31, 2013. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.

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
We derive approximately 53% of our total revenues from our Utility Services segment. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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
We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including any wild fire-suppression claims, up to certain retained coverage limits). A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability. The determination of such claims and expenses, and the extent of the need for accrued liabilities, are continually reviewed and updated. If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected. Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers’ compensation. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

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

We are subject to intense competition.
We believe that each aspect of our business is highly competitive. Principal methods of competition in our operating segments are customer service, marketing, image, performance and reputation. Pricing is not always a critical factor in a customer’s decision with respect to Residential and Commercial Services; however, pricing is generally the principal method of competition for our Utility Services, although in most instances consideration is given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility Services group competes principally with one major national competitor, as well as several smaller regional firms. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. Our competitors may develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business and may have a material adverse effect on our business, financial condition and results of operations.

Our failure to comply with environmental laws could result in significant liabilities.
Our facilities and operations are subject to governmental regulations designed to protect the environment, particularly with respect to our services regarding insect and tree, shrub and lawn disease management, because these services involve to a considerable degree the blending and application of spray materials, which require formal licensing in most areas. Continual changes in environmental laws, regulations and licensing requirements, environmental conditions, environmental awareness, technology and social attitudes make it necessary for us to maintain a high degree of awareness of the impact such changes have on our compliance programs and the market for our services. We are subject to existing federal, state and local laws, regulations and licensing requirements regulating the use of materials in our spraying operations as well as the other aspects of our business that are subject to any such regulation. However, if we fail to comply with such laws, regulations or licensing requirements, we may become subject to significant liabilities, fines and/or penalties, which could adversely affect our financial condition and results of operations.

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
From time-to-time, customers, vendors, employees and others may make claims and take legal action against us. Whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability. Any such financial liability could have a material adverse effect on our financial condition and results of operations. Any such claims and legal actions may also require significant management attention and may detract from management's focus on our operations.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial Services	28	Owned	220,921	14
Utility Services	3	Owned	36,037	3
Residential and Commercial, and Utility Services	2	Owned	12,400	2

We also rent approximately 125 properties in 29 states and three provinces.

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

Item 4.  Mine Safety Disclosures.

None.

Executive Officers of the Company.

Our executive officers and their present positions and ages as of March 1, 2014 follow:

Name	Position	Age

Karl J. Warnke	Chairman, President and Chief Executive Officer	62

Patrick M. Covey	Chief Operating Officer	50

Joseph R. Paul, CPA	Chief Financial Officer and Secretary	52

Christopher J. Bast, CPA, CPT	Treasurer	46

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	56

Fred W. Johnson	Vice President, Operations Support Services	69

Dan A. Joy	Vice President and General Manager, Commercial Landscape Services	56

Steven A. Marshall	Executive Vice President, Operations	62

Gordon L. Ober	Vice President, Personnel Recruiting and Development	64

Richard A. Ramsey	Corporate Vice President, Canadian Operations	64

Brent R. Repenning	Vice President and General Manager, Davey Resource Group	42

Thea R. Sears, CPA	Assistant Controller	45

James F. Stief	Executive Vice President, Operations	59

Nicholas R. Sucic, CPA	Vice President and Controller	67

Mark J. Vaughn	Vice President and General Manager, Eastern Utility Services	59

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

Mr. Paul was elected Chief Financial Officer and Secretary, effective March 23, 2013, and served as Vice President and Treasurer, having been appointed in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005. He is a certified public accountant. Prior to joining us, Mr. Paul served as corporate controller for AccessPoint Openings, LLC, a holding company of distribution and manufacturing companies in the building products industry, having been associated with that firm since 1998. Mr. Paul served in various capacities including director of business expansion and integration at Applied Industrial Technologies, an industrial distributor, from 1993 to 1998. Prior to joining Applied Industrial Technologies, Mr. Paul was an audit manager with Deloitte LLP, having been associated with that firm since 1986.

Mr. Bast was elected Treasurer in April 2013, having joined Davey Tree in March 2013. He is a certified public accountant and a certified treasury professional. Prior to joining us, Mr. Bast served in various management positions from 1994 to 2013 at Diebold, Incorporated, a provider of self-service delivery and security systems, including senior director of North America Finance, a director of investor relations and director of treasury. Prior to joining Diebold, Mr. Bast was an auditor with Deloitte LLP, having been associated with that firm since 1991.

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

Mr. Joy was elected Vice President and General Manager, Commercial Landscape Services, effective May 22, 2013 and served as Vice President, Commercial Landscape Services, having been appointed in December 2004. Prior to that time, he served as Operations Manager, Commercial Landscape Services, having been appointed in January 2000. Previously, having joined Davey Tree in 1976, Mr. Joy held various managerial positions, including District Manager and Assistant District Manager.

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

Mr. Ober was elected Vice President, Personnel Recruiting and Development, in February 2000. Prior to that time, he served as Vice President, New Ventures.

Mr. Ramsey was elected Corporate Vice President, Canadian Operations, in May 2013 and previously served as Vice President and General Manager, Canadian Operations, since January 2000. Prior to that time, he served as Vice President and General Manager, Commercial Services.

Mr. Repenning was elected Vice President and General Manager, Davey Resource Group, effective June 6, 2010 and served as Vice President, Davey Resource Group, having been appointed in October 2009. Prior to that time, he served as Regional Manager, Davey Resource Group, having been appointed in February 2007. Previously, having joined Davey Tree in 1994, Mr. Repenning held various managerial and operational positions, including Production Manager and Supervisor.

Ms. Sears was elected Assistant Controller in May 2010, and previously served as Manager of Financial Accounting, having been appointed in April 1998.  Prior to that time she served as Supervisor of Financial Accounting, having been appointed in September 1995.  During her tenure with Davey Tree, Ms. Sears’ responsibilities have included a variety of roles in financial reporting, managerial reporting and operations accounting.  She is a certified public accountant.

Mr. Stief was elected Executive Vice President, Operations, effective February 12, 2012 and previously served as Vice President and General Manager, Residential/Commercial Services, since January 2010. Prior to that time Mr. Stief served as Vice President and General Manager, South, West and Central Residential/Commercial Operations, having been appointed in January 2007 and Vice President South, West and Central Residential/Commercial Operations, having been appointed in

January 1997. Previously, having joined Davey Tree in 1978, Mr. Stief held various managerial positions, including Operations Manager and District Manager.

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

Mr. Vaughn was elected Vice President and General Manager, Eastern Utility Services, effective June 6, 2010, and served as Vice President, Eastern Utility Services, having been appointed in December 2007. Prior to that time, he served as Vice President, Northern Operating Group, Utility Services, having been appointed in July 2002. Previously, having joined Davey Tree in 1972, Mr. Vaughn held various managerial positions, including Operations Manager and Regional Manager.

Our officers serve from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.

PART II

Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Pike Electric Corporation; Quanta Services, Inc.; Rollins, Inc.; and, Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. The purchases described above are added to our treasury stock.

Record Holders and Common Shares

On March 7, 2014 we had 3,487 record holders of our common shares.

On March 7, 2014 we had 13,471,852 common shares outstanding and options exercisable to purchase 342,146 common shares.

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2013	2012
1	4.50	4.25
2	4.50	4.50
3	4.50	4.50
4	4.50	4.50
Total	18.00	17.75

We presently expect to pay comparable cash dividends in 2014.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2013
January 1 to January 26	387	$20.80	n/a	n/a
January 27 to February 23	1,088	20.80	n/a	n/a
February 24 to March 30	56,898	23.20	n/a	n/a
Total First Quarter	58,373	23.14

March 31 to April 27	168,516	23.20	n/a	n/a
April 28 to May 25	129,227	23.20	n/a	n/a
May 26 to June 29	144,632	23.20	n/a	n/a
Total Second Quarter	442,375	23.20

June 30 to July 27	38	23.20	n/a	n/a
July 28 to August 24	38,341	23.90	n/a	n/a
August 25 to September 28	49,754	23.90	n/a	n/a
Total Third Quarter	88,133	23.90

September 29 to October 26	83,773	23.90	n/a	n/a
October 27 to November 30	207,987	23.90	n/a	n/a
December 1 to December 31	50,163	23.90	n/a	n/a
Total Fourth Quarter	341,923	23.90

Total Year to Date	930,804	23.52

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

	2008	2009	2010	2011	2012	2013
Davey Tree	100	102	115	124	147	169
S&P 500 Index	100	126	146	149	172	228
Peer Group	100	114	139	141	155	205

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

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$713,848	$680,153	$646,034	$591,732	$562,111
Costs and expenses:
Operating	462,646	437,332	426,626	387,272	360,623
Selling	120,842	111,578	104,871	97,794	89,266
General and administrative	50,654	48,171	42,793	40,170	47,077
Depreciation	38,231	37,365	37,818	35,530	36,280
Amortization of intangible assets	1,980	1,742	1,908	1,791	1,677
Gain on sale of assets, net	(1,294)	(1,802)	(783)	(437)	(623)
Income from operations	40,789	45,767	32,801	29,612	27,811
Interest expense	(2,708)	(2,698)	(3,794)	(2,803)	(2,380)
Interest income	311	200	43	46	25
Litigation settlement	—	—	(2,900)	—	—
Other expense	(2,827)	(2,611)	(2,850)	(2,521)	(1,880)
Income before income taxes	35,565	40,658	23,300	24,334	23,576
Income taxes	12,712	16,063	9,235	10,281	9,199
Net income	$22,853	$24,595	$14,065	$14,053	$14,377
Earnings per share--diluted	$1.57	$1.68	$.97	$.93	$.92
Shares used for computing per share amounts--diluted	14,602	14,609	14,537	15,031	15,636

Other Financial Data:
Depreciation and amortization	$40,211	$39,107	$39,726	$37,321	$37,957
Capital expenditures	45,205	29,734	34,701	34,753	21,838
Cash flow provided by (used in):
Operating activities	56,310	43,936	54,422	49,275	53,538
Investing activities	(43,205)	(31,179)	(34,128)	(39,304)	(21,457)
Financing activities	(16,891)	(3,377)	(22,044)	(349)	(33,049)
Cash dividends declared per share	$.1800	$.1775	$.1700	$.1700	$.1700

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$46,745	$63,208	$28,501	$25,833	$16,306
Current ratio	1.44	1.64	1.28	1.29	1.20
Property and equipment, net	136,884	125,716	130,148	129,627	128,802
Total assets	333,378	330,932	303,734	288,307	266,072
Long-term debt	50,034	54,787	51,136	61,591	45,843
Other long-term liabilities	46,935	59,498	49,837	38,305	41,494
Shareholders' equity	131,138	118,106	100,726	98,369	97,223
Common shares:
Issued	21,457	21,457	21,457	21,457	21,457
In treasury	8,018	7,731	7,611	7,345	6,885
Net outstanding	13,439	13,726	13,846	14,112	14,572
Stock options:
Outstanding	662	761	1,111	1,256	1,324
Exercisable	342	640	942	945	1,003
ESOT valuation per share	$26.40	$23.20	$19.70	$18.40	$16.60

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2013 Results;

▪	Results of Operations, including fiscal 2013 compared to fiscal 2012, fiscal 2012 compared to fiscal 2011, and Canadian dollar translation adjustments and rate-change effects, and other matters;

▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;

▪	Recent Accounting Guidance;

▪	Critical Accounting Policies and Estimates; and

▪	Market Risk Information, including interest rate risk and foreign currency exchange rate risk.

OVERVIEW OF 2013 RESULTS

General

We provide a wide range of horticultural services to residential, commercial, utility and institutional customers throughout the United States and Canada.

Our Business--We have two reportable operating segments organized by type or class of customer: Residential and Commercial Services, and Utility Services.

Residential and Commercial Services--Residential and Commercial Services provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal, planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning.

Utility Services--Utility Services is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development and environmental planning.
All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in “All Other.”
During the fourth quarter 2013, the Company realigned its reporting to more closely reflect the manner in which performance is assessed and decisions are made in allocating resources to the segments. Our two reportable operating segments are organized by type or class of customer: Residential and Commercial Services and Utility Services. The amounts in the table below for 2012 and 2011 have been conformed to the 2013 reporting.
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013/2012	2012/2011
Revenues	100.0%	100.0%	100.0%	5.0%	5.3%
Costs and expenses:
Operating	64.8	64.3	66.0	5.8	2.5
Selling	16.9	16.4	16.2	8.3	6.4
General and administrative	7.1	7.1	6.6	5.2	12.6
Depreciation	5.4	5.5	5.9	2.3	(1.2)
Amortization of intangible assets	.3	.3	.3	13.7	(8.7)
Gain on sale of assets, net	(.2)	(.3)	(.1)	(28.2)	130.1
	94.3	93.3	94.9	6.1	3.4
Income from operations	5.7	6.7	5.1	(10.9)	39.5
Other income (expense):
Interest expense	(.3)	(.4)	(.6)	.4	(28.9)
Interest income	—	—	—	nm	nm
Litigation settlement	—	—	(.4)	—	—
Other	(.4)	(.3)	(.5)	nm	nm
Income before income taxes	5.0	6.0	3.6	(12.5)	74.5
Income taxes	1.8	2.4	1.4	(20.9)	73.9
Net income	3.2%	3.6%	2.2%	(7.1)%	74.9%

nm--not meaningful

Revenues of $713,848 were 5.0% higher than last year’s revenues of $680,153. Utility Services revenues increased .3%, and Residential and Commercial Services increased 10.4%.

Overall, income from operations of $40,789 decreased 10.9% from the $45,767 experienced in the prior year. Income from operations was $16,070 in Utility Services (a 20.1% decrease as compared with 2012) and $33,566 for Residential and Commercial Services (a 9.0% increase as compared with 2012).

Net income of $22,853 was $1,742 less than the $24,595 earned in 2012. The decrease in net income was attributable to lower income from operations.

Operating activities in 2013 provided cash of $56,310 as compared to $43,936 provided in 2012. The $12,374 net increase was primarily attributable to (i) a decrease in net income of $1,742, (ii) an increase of $1,104 in depreciation and amortization expense, and (iii) $13,902 less cash used from changes in operating assets and liabilities.

Investing activities used $43,205 in cash, or $12,026 more than that used in 2012, the result of additional expenditures for purchases of equipment necessary to support additional contract work in our utility operations.

Financing activities used $16,891 in cash in 2013, $13,514 more than the $3,377 of cash used in 2012. Our revolving credit facility, used $4,200 in cash in 2013 as compared with the $4,200 borrowed during 2012. Purchases of common shares for treasury of $21,887 were partially offset by net cash received of $10,867 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2013 totaled $2,530.

Fiscal 2013 Compared to Fiscal 2012

A comparison of our fiscal year 2013 results to 2012 follows:

	Year Ended December 31,
	2013	2012	Change	% Change
Revenues	$713,848	$680,153	$33,695	5.0%
Costs and expenses:
Operating	462,646	437,332	25,314	5.8
Selling	120,842	111,578	9,264	8.3
General and administrative	50,654	48,171	2,483	5.2
Depreciation	38,231	37,365	866	2.3
Amortization of intangible assets	1,980	1,742	238	13.7
Gain on sale of assets, net	(1,294)	(1,802)	508	(28.2)
	673,059	634,386	38,673	6.1
Income from operations	40,789	45,767	(4,978)	(10.9)
Other income (expense):
Interest expense	(2,708)	(2,698)	(10)	.4
Interest income	311	200	111	55.5
Litigation settlement	—	—	—	—
Other	(2,827)	(2,611)	(216)	8.3
Income before income taxes	35,565	40,658	(5,093)	(12.5)
Income taxes	12,712	16,063	(3,351)	(20.9)
Net income	$22,853	$24,595	$(1,742)	(7.1)%

nm--not meaningful

Revenues--Revenues of $713,848 increased $33,695 compared with the $680,153 reported in 2012. Utility Services increased $1,220, or .3%, from the prior year. Additional work obtained on two existing contracts as well as new contracts acquired in our U.S. operations were partially offset by a reduction in revenue on our largest utility account, the result of client-imposed production changes and losses of contracts within both our U.S. and Canadian operations. Residential and Commercial Services increased $31,458, or 10.4%, from 2012.  Despite a slow start in the first quarter of 2013 due to poor weather conditions which delayed our ability to perform liquid service applications, the remainder of the year was strong for our Residential and Commercial operations. Continued contract work with a large customer related to tree damage purportedly caused by one of its products and the addition of a business acquired in the fourth quarter 2012 located in the midwest United States also contributed to the increase. Total consolidated revenue of $713,848 includes production incentive revenue, recognized under the completed-performance method, of $8,120 during 2013 as compared with $5,004 during 2012.

Operating Expenses--Operating expenses of $462,646 increased $25,314 from the prior year, and as a percentage of revenues increased .5% to 64.8%. Utility Services experienced an increase of $3,801, or 1.3%, from 2012, and as a percentage of revenues increased .7% to 75.8%. Increases in employee labor and benefits expense, equipment repair and maintenance expense, travel expense, fuel expense, tool expense and material expense were partially offset by decreases in subcontractor expense, fuel expense and disposal expense. Residential and Commercial Services increased $18,531, or 11.9%, compared with 2012 and as a percentage of revenue increased .7% to 52.2%. Increased employee labor and benefit expense, repair and maintenance expense, fuel expense, material expense, tool and saw expense, subcontractor expense and disposal expense, associated with the increased revenue, account for the increase.

Fuel costs increased in 2013 as compared with fuel costs for 2012 and impacted operating expenses within all segments. During 2013, fuel expense of $32,928 increased $639, or 2.0%, from the $32,289 incurred in 2012. Substantially all of the $639 increase relates to an increase in the price of fuel.

Selling Expenses--Selling expenses of $120,842 increased $9,264 from 2012 and as a percentage of revenues increased .5% to 16.9%. Utility Services increased $1,637, or 4.8%, from 2012. Increases in field management wages and incentive expense, office expense and employee development expense were partially offset by a reduction in field management travel expense, computer expense, field management auto expense, professional services expense and communication expense. Residential and Commercial Services increased $7,024, or 8.6%, from 2012 but as a percentage of revenue decreased .5% to 26.3%. Increases in field management wages and incentive expense, field management auto expense, travel expense, rent expense, computer expense and sales and marketing expense were partially offset by a reduction in communication expense.

General and Administrative Expenses--General and administrative expenses increased $2,483 to $50,654, a 5.2% increase, from the $48,171 experienced in 2012 and as a percentage of revenues remained unchanged from the prior year at 7.1%. Increases in salary and incentive expense, professional services expense, communication expenses and computer expense were partially offset by decreases in pension expense, personal development expense and stock compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $40,211 increased $1,104 from the prior year but as a percentage of revenues decreased .1% to 5.7%. The increase is attributable to an increase in depreciation expense related to higher capital expenditures for equipment and an increase in amortization expense related to our purchases of businesses.

Gain on Sale of Assets--Gain on the sale of assets of $1,294 decreased $508 from the $1,802 experienced in 2012. Fewer equipment units were sold in 2013 as compared with 2012 which accounts for the decreased gain.

Interest Expense--Interest expense of $2,708 increased $10 from the $2,698 incurred in 2012. The increase is attributable to higher average borrowing levels necessary to fund capital expenditures and operations during the 2013 as compared with 2012.

Other, Net--Other, net of $2,827 increased $216 from the $2,611 experienced in 2012. Other, net, consisted of nonoperating income and expense, including foreign currency losses on the intercompany account balances of our Canadian operations of $146 for 2013 as compared to gains of $11 for 2012.

Income Taxes--Income taxes for 2013 were $12,712, an effective tax rate of 35.7%, compared with income taxes for 2012 of $16,063, or an effective tax rate of 39.5%. The decrease of 3.8% in the effective tax rate of 35.7% for 2013, as compared to 39.5% for 2012, relates primarily to changes in audit settlements and uncertain tax position adjustments.

Net Income--Net income of $22,853 was $1,742 lower than the $24,595 earned in 2012, the result of lower income from operations.

Fiscal 2012 Compared to Fiscal 2011

A comparison of our fiscal year 2012 results to 2011 follows:

	Year Ended December 31,
	2012	2011	Change	% Change
Revenues	$680,153	$646,034	$34,119	5.3%
Costs and expenses:
Operating	437,332	426,626	10,706	2.5
Selling	111,578	104,871	6,707	6.4
General and administrative	48,171	42,793	5,378	12.6
Depreciation	37,365	37,818	(453)	(1.2)
Amortization of intangible assets	1,742	1,908	(166)	(8.7)
Gain on sale of assets, net	(1,802)	(783)	1,019	nm
	634,386	613,233	21,153	3.4
Income from operations	45,767	32,801	12,966	39.5
Other income (expense):
Interest expense	(2,698)	(3,794)	1,096	(28.9)
Interest income	200	43	157	nm
Litigation settlement	—	(2,900)	2,900	—
Other	(2,611)	(2,850)	239	(8.4)
Income before income taxes	40,658	23,300	17,358	74.5
Income taxes	16,063	9,235	6,828	73.9
Net income	$24,595	$14,065	$10,530	74.9%

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

General and Administrative Expenses--General and administrative expenses increased $5,378 to $48,171, a 12.6% increase, from the $42,793 experienced in 2011 and as a percentage of revenues increased .5% to 7.1%. Increases in salary and incentive expense, stock compensation expense, pension expense, office expenses, computer expense, employee development expense, auto expense and travel expense were partially offset by decreases in professional services expense and communication expense.

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

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2009. As of December 31, 2013, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Goodwill—Impairment Tests

Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2013 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2013 that would impact this conclusion.

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

The carrying value of the recorded goodwill for all reporting units totaled $23,602 at December 31, 2013. Based upon the goodwill impairment analysis conducted in the fourth quarter 2013, a hypothetical reduction in the fair value of the individual reporting units, ranging from approximately 42% to 68%, would not have resulted in the carrying value of the individual reporting units exceeding the reduced fair value.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2013 and December 31, 2012, are summarized as follows:

	2013	2012
Cash provided by (used in):
Operating activities	$56,310	$43,936
Investing activities	(43,205)	(31,179)
Financing activities	(16,891)	(3,377)
Increase (Decrease) in cash	$(3,786)	$9,380

Net Cash Provided by Operating Activities--Operating activities in 2013 provided cash of $56,310 as compared to $43,936 provided in 2012. The $12,374 net increase was primarily attributable to (i) a decrease in net income of $1,742, (ii) an increase of $1,104 in depreciation and amortization expense, and (iii) $13,902 less cash used from changes in operating assets and liabilities.

Overall, accounts receivable dollars decreased $10,307 in 2013 as compared to the $24,294 increase experienced in 2012. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2013 decreased 7 days to 54 days, as compared to 2012. The DSO at December 31, 2012 was 61 days and reflects accounts receivable arising from storm-damage revenues earned during the fourth quarter 2012.

Accounts payable and accrued expenses decreased $2,308 in 2013, $1,163 more than the decrease of $1,145 experienced in 2012. Decreases in trade payables, professional service accruals, compensated absence accruals and employee compensation accruals were partially offset by an increase in health insurance accruals, advance payments from customers and payroll accruals.

Self-insurance accruals decreased $5,021 in 2013, a change of $9,489 compared to an increase of $4,468 experienced in 2012. The decrease occurred within our workers’ compensation and vehicle liability classifications and resulted primarily from an overall decrease in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net, increased $6,926 in 2013, as compared to the $3,121 decrease in 2012. Increases in tax deposits, prepaid expenses and other deposits and decreased pension liabilities were partially offset by decreases in prepaid expenses.

Net Cash Used in Investing Activities--Investing activities used $43,205 in cash, $12,026 more than the $31,179 used in 2012. The increase was primarily the result of additional expenditures for the purchase of equipment necessary to support additional contract work in our utility operations and land and building purchased during the first quarter 2013.

Net Cash Used in Financing Activities--Financing activities used $16,891 in cash in 2013, $13,514 more than the $3,377 of cash used in 2012. Our revolving credit facility used $4,200 as compared with the $4,200 borrowed during 2012. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Payments of long-term debt and capital leases totaled $583. Purchases of common shares for treasury of $21,887 were partially offset by net cash received of $10,867 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2013 totaled $2,530.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--In November 2013, the Company amended its revolving credit facility. The Amended and Restated Credit Agreement provides for a revolving credit facility with a group of banks under which up to an aggregate of $175,000 is available, with a letter of credit sublimit of $100,000 and a swing line commitment of $15,000 (the previous agreement permitted borrowings up to $140,000 with a letter of credit sublimit of $100,000). Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.

The Amended and Restated Credit Agreement extended the term of the revolving credit facility to November 7, 2018 from December 19, 2014. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio.

As of December 31, 2013, we had unused commitments under the facility approximating $101,096, and $73,904 committed, which consisted of borrowings of $20,000 and issued letters of credit of $53,904. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the "5.09% Senior Notes"). The 5.09% Senior Notes were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between Davey Tree and the purchasers of the 5.09% Senior Notes. The net proceeds of the 5.09% Senior Notes were used in 2010 to pay down borrowings under our revolving credit facility.

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

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2013, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2014	2015	2016	2017	2018	Thereafter
Revolving credit facility	$20,000	$—	$—	$—	$—	$20,000	$—
Senior unsecured notes	30,000	—	—	6,000	6,000	6,000	12,000
Term loans	8,468	8,434	34	—	—	—	—
Operating lease obligations	13,604	4,477	3,119	2,348	1,455	1,016	1,189
Self-insurance accruals	58,448	22,057	13,102	8,227	4,418	2,010	8,634
Purchase obligations	8,526	8,526	—	—	—	—	—
Other liabilities	12,280	2,422	752	752	814	814	6,726
	$151,326	$45,916	$17,007	$17,327	$12,687	$29,840	$28,549

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2013. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2013, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As at December 31, 2013, we were contingently liable to our principal banks for letters of credit in the amount of $54,909 of which $53,904 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as appropriate.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2014 through 2017. We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash of $15,861 as of December 31, 2013 included $5,696 in the U.S. and $10,165 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate a portion of our 2013 Canadian earnings to satisfy our 2013 U.S. based cash flow needs.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2013, we had working capital of $46,745, unused short-term lines of credit approximating $11,217, and $101,096 available under our revolving credit facility.

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

Utility Services Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility Services customers in the utility industry. One Utility Services customer, PG&E, approximated 9% of revenues during 2013 and 10% during 2012 and 2011. Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

The following table provides information, as of December 31, 2013, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2013.

	Expected Maturity Date							Fair Value December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$7,857	$—	$6,000	$6,000	$6,000	$12,000	$37,857	$36,076
Average interest rate	4.5%	—	5.1%	5.1%	5.1%	5.1%
Variable rate	$20,578	$34	$—	$—	$—	$—	$20,612	$20,612
Average interest rate	1.3%	1.5%	—	—	—	—

Interest rates on the variable-rate debt, as of December 31, 2013, ranged from .9% to 3.3%.

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

For the year ended December 31, 2013, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.

Commodity Price Risk

We are subject to market risk from fluctuating prices of fuel--both diesel and gasoline. Beginning in the second quarter 2011, we entered into fuel derivatives as "economic hedges" related to fuel consumed by Davey Tree service vehicles. The objectives of the economic hedges are to fix the price of a portion of our fuel needs and mitigate the earnings and cash flow volatility attributable to the risk of changing prices. As of December 31, 2013, all fuel derivatives previously entered into expired.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Management’s Discussion of Internal Controls Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2013, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control--Integrated Framework (1992 Framework).” To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we designed and implemented a structured and comprehensive compliance process to evaluate our internal control over financial reporting across the enterprise.

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

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in “Internal Control--Integrated Framework” issued by COSO (1992 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Karl J. Warnke	/s/ Joseph R. Paul	/s/ Nicholas R. Sucic
Chairman, President and Chief Executive Officer	Chief Financial Officer and Secretary	Vice President and Controller

Kent, Ohio
March 10, 2014

(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of The Davey Tree Expert Company and our report dated March 10, 2014 expressed an unqualified opinion thereon.  We did not audit the 2011 financial statements of Davey Tree Expert Co. of Canada, Limited, a wholly-owned subsidiary, which statements reflect total revenues constituting 11% in 2011 of the related consolidated total.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Davey Tree Expert Co. of Canada, Limited, is based solely on the report of the other auditors.

/s/ Ernst & Young LLP
Akron, Ohio
March 10, 2014

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.

Information about our directors is in the section "Election of Directors" of our 2014 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Shareholder Nominations; Attendance” of our 2014 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2014 Proxy Statement, which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Compensation of Executive Officers" and "Compensation of Directors" of our 2014 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2014 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plans Information” of our 2014 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance” of our 2014 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2014 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2014.

THE DAVEY TREE EXPERT COMPANY

By: /s/ Karl J. Warnke
Karl J. Warnke, Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2014.

/s/ R. Douglas Cowan	/s/ John E. Warfel
R. Douglas Cowan, Director	John E. Warfel, Director

/s/ J. Dawson Cunningham	/s/ Karl J. Warnke
J. Dawson Cunningham, Director	Karl J. Warnke, Director,
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ William J. Ginn
William J. Ginn, Director
/s/ Joseph R. Paul
Joseph R. Paul, Chief Financial Officer and Secretary
(Principal Financial Officer)
/s/ Douglas K. Hall
Douglas K. Hall, Director

/s/ Nicholas R. Sucic
Nicholas R. Sucic, Vice President and Controller
/s/ Sandra W. Harbrecht	(Principal Accounting Officer)
Sandra W. Harbrecht, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	2003 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

3.2	1987 Amended and Restated Regulations of The Davey Tree Expert Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.1
Second Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and PNC Bank, National Association and Wells Fargo Bank, N.A., as co-documentation agents, dated as of November 7, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2013).

10.2	1994 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.4	2004 401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.5	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.7	The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan.	Filed Herewith

21	Subsidiaries of the Registrant.	Filed Herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed Herewith

23.2	Consent of Deloitte LLP, Independent Registered Public Accounting Firm, related to Davey Tree Expert Co. of Canada, Limited.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

Exhibit No.	Description

99	Report of Deloitte LLP, Independent Registered Public Accounting Firm, related to Davey Tree Expert Co. of Canada, Limited.	Filed Herewith

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statements of Consolidated Shareholders' Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
Filed Herewith

The documents listed as Exhibits 10.2 through 10.7 constitute management contracts or compensatory plans or arrangements.

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

YEAR ENDED DECEMBER 31, 2013

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets -- December 31, 2013 and 2012	F-3
Consolidated Statements of Operations -- Years ended December 31, 2013, 2012 and 2011	F-4
Consolidated Statements of Comprehensive Income -- Years ended December 31, 2013, 2012 and 2011	F-5
Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2013, 2012 and 2011	F-6
Consolidated Statements of Cash Flows -- Years ended December 31, 2013, 2012 and 2011	F-7
Notes to Consolidated Financial Statements -- December 31, 2013
A – Our Business	F-8
B – Summary of Significant Accounting Policies	F-8
C – Recent Accounting Guidance	F-11
D – Business Combinations	F-11
E – Accounts Receivable, Net and Supplemental Balance Sheet Information	F-12

F – Litigation Settlement and Supplemental Operating Information	F-13
G – Supplemental Cash Flow Information	F-14
H – Identified Intangible Assets and Goodwill, Net	F-14
I – Short-Term and Long-Term Debt	F-15
J – Self-Insurance Accruals	F-16

K – Operating Lease Obligations	F-17
L – Common Shares and Preferred Shares	F-17
M – Accumulated Comprehensive Income (Loss)	F-18
N – The Davey 401KSOP and Employee Stock Ownership Plan	F-19

O – Stock-Based Compensation	F-20
P – Defined Benefit Pension Plans	F-23
Q – Income Taxes	F-29
R – Earnings Per Share Information	F-33

S – Operations by Business Segment and Geographic Information	F-33
T – Fair Value Measurements and Financial Instruments	F-36
U – Commitments and Contingencies	F-40
V – Quarterly Results of Operations (Unaudited)	F-41

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

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2011 financial statements of Davey Tree Expert Co. of Canada, Limited, a wholly-owned subsidiary, which statements reflect total revenues constituting 11% in 2011 of the related consolidated total.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Davey Tree Expert Co. of Canada, Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and, for 2011, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 10, 2014

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash	$15,861	$19,647
Accounts receivable, net	105,256	115,563
Operating supplies	5,661	6,030
Prepaid expenses	11,393	9,101
Other current assets	13,845	11,408
Total current assets	152,016	161,749
Property and equipment:
Land and land improvements	13,904	13,213
Buildings and leasehold improvements	27,364	25,676
Equipment	442,882	412,790
	484,150	451,679
Less accumulated depreciation	347,266	325,963
	136,884	125,716
Other assets	16,917	14,284
Identified intangible assets and goodwill, net	27,561	29,183
	$333,378	$330,932
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$8,434	$6,992
Accounts payable	37,922	36,972
Accrued expenses	36,858	34,462
Self-insurance accruals	22,057	20,115
Total current liabilities	105,271	98,541
Long-term debt	20,034	24,787
Senior unsecured notes	30,000	30,000
Self-insurance accruals	34,655	41,618
Other liabilities	12,280	17,880
	202,240	212,826
Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of December 31, 2013 and 2012	21,457	21,457
Additional paid-in capital	5,008	3,431
Common shares subscribed	10,467	11,055
Retained earnings	230,975	210,652
Accumulated other comprehensive income (loss)	(4,393)	(7,115)
	263,514	239,480
Less: Cost of Common shares held in treasury; 8,018 shares in 2013 and 7,731 in 2012	125,034	112,159
Common shares subscription receivable	7,342	9,215
	131,138	118,106
	$333,378	$330,932
See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$713,848	$680,153	$646,034
Costs and expenses:
Operating	462,646	437,332	426,626
Selling	120,842	111,578	104,871
General and administrative	50,654	48,171	42,793
Depreciation	38,231	37,365	37,818
Amortization of intangible assets	1,980	1,742	1,908
Gain on sale of assets, net	(1,294)	(1,802)	(783)
	673,059	634,386	613,233
Income from operations	40,789	45,767	32,801
Other income (expense):
Interest expense	(2,708)	(2,698)	(3,794)
Interest income	311	200	43
Litigation settlement	—	—	(2,900)
Other	(2,827)	(2,611)	(2,850)

Income before income taxes	35,565	40,658	23,300
Income taxes	12,712	16,063	9,235

Net income	$22,853	$24,595	$14,065

Share data:
Earnings per share--basic:	$1.61	$1.74	$1.00

Earnings per share--diluted:	$1.57	$1.68	$.97

Weighted-average shares outstanding:
Basic	14,171	14,102	14,006

Diluted	14,602	14,609	14,537

Dividends declared per share	$.18	$.18	$.17

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$22,853	$24,595	$14,065
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains/(losses)	(1,864)	561	(509)
Change in deferred gains on cash flow hedges	—	77	568
Defined benefit pension plans:
Net gain (loss) arising during the year	3,717	(2,170)	(3,628)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	861	752	332
Prior service cost	8	9	8
Transition obligation (asset)	—	—	(43)
	869	761	297
Defined benefit pension plan adjustments	4,586	(1,409)	(3,331)

Total other comprehensive income (loss), net of tax	2,722	(771)	(3,272)

Comprehensive income	$25,575	$23,824	$10,793

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Common shares
At beginning and end of year	21,457	$21,457	21,457	$21,457	21,457	$21,457
Additional paid-in capital
At beginning of year		3,431		1,721		—
Shares sold to employees		2,745		1,742		1,874
Options exercised		(2,273)		(2,100)		(876)
Subscription shares, issued		98		428		—
Stock-based compensation		1,007		1,640		833
Reclassification related to stock-based compensation		—		—		(110)
At end of year		5,008		3,431		1,721
Common shares subscribed, unissued
At beginning of year	561	11,055	—	—	—	—
Common share, subscribed	—	—	638	12,563	—	—
Common shares, issued	(21)	(409)	(77)	(1,508)	—	—
Cancellations	(9)	(179)	—	—	—	—
At end of year	531	10,467	561	11,055	—	—
Retained earnings
At beginning of year		210,652		188,613		176,800
Net income		22,853		24,595		14,065
Dividends, $ .17 per share		—		—		(2,362)
Dividends, $ .18 per share		(2,530)		(2,556)		—
Stock-based compensation		—		—		110
At end of year		230,975		210,652		188,613
Accumulated other comprehensive income (loss), net of tax
At beginning of year		(7,115)		(6,344)		(3,072)
Currency translation adjustments		(1,864)		561		(509)
Net gain on interest rate contracts		—		77		568
Defined benefit pension plans		4,586		(1,409)		(3,331)
At end of year		(4,393)		(7,115)		(6,344)
Common shares held in treasury
At beginning of year	7,731	(112,159)	7,611	(104,721)	7,345	(96,816)
Shares purchased	931	(21,887)	892	(18,103)	779	(14,222)
Shares sold to employees	(299)	3,853	(327)	4,390	(351)	4,127
Options exercised	(319)	4,776	(368)	5,197	(162)	2,190
Subscription shares, issued	(26)	383	(77)	1,078	—	—
At end of year	8,018	(125,034)	7,731	(112,159)	7,611	(104,721)
Common shares subscription receivable
At beginning of year	(561)	(9,215)	—	—	—	—
Shares subscribed	—	—	(638)	(9,732)	—	—
Payments	21	1,728	77	517	—	—
Cancellations	9	145	—	—	—	—
At end of year	(531)	(7,342)	(561)	(9,215)	—	—
Common Shareholders' Equity at December 31	13,439	$131,138	13,726	$118,106	13,846	$100,726

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$22,853	$24,595	$14,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,231	37,365	37,818
Amortization	1,980	1,742	1,908
Gain on sale of assets	(1,294)	(1,802)	(783)
Deferred income taxes	1,716	(3,607)	3,428
Other	(3,228)	3,493	(1,501)
Changes in operating assets and liabilities:
Accounts receivable	10,307	(24,294)	(10,347)
Accounts payable and accrued expenses	(2,308)	(1,145)	6,152
Self-insurance accruals	(5,021)	4,468	2,855
Other assets, net	(6,926)	3,121	827
	33,457	19,341	40,357
Net cash provided by operating activities	56,310	43,936	54,422
Investing activities
Capital expenditures:
Equipment	(42,462)	(29,294)	(34,370)
Land and buildings	(2,743)	(440)	(331)
Proceeds from sales of property and equipment	2,080	2,955	1,535
Purchases of businesses	(80)	(4,400)	(962)
Net cash used in investing activities	(43,205)	(31,179)	(34,128)
Financing activities
Revolving credit facility borrowings/(payments), net	(4,200)	4,200	(10,000)
Borrowings/(payments) of notes payable	1,442	1,155	(1,821)
Payments of long-term debt and capital leases	(583)	(649)	(955)
Purchase of common shares for treasury	(21,887)	(18,103)	(14,222)
Sale of common shares from treasury	9,582	10,735	7,316
Cash received on common-share subscriptions	1,285	1,841	—
Dividends	(2,530)	(2,556)	(2,362)
Net cash used in financing activities	(16,891)	(3,377)	(22,044)
Increase (Decrease) in cash and cash equivalents	(3,786)	9,380	(1,750)
Cash and cash equivalents, beginning of year	19,647	10,267	12,017
Cash and cash equivalents, end of year	$15,861	$19,647	$10,267

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2013
(In thousands, except share data)

A.	Our Business

We provide a wide range of arboriculture, horticulture, environmental and consulting services to residential, utility, commercial and government entities throughout the United States and Canada. Our operating segments are organized by type or class of customer: Residential and Commercial Services, and Utility Services.
Residential and Commercial Services--Residential and Commercial Services provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal, planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning.
Utility Services--Utility Services is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development and environmental planning.
We also maintain research, technical support and laboratory diagnostic facilities.

When we refer to “we,” “us,” “our,” “Davey Tree,” and the “Company,” we mean The Davey Tree Expert Company, unless the context indicates otherwise.

B.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of Davey Tree and our wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany accounts and transactions have been eliminated in consolidation.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)

may not be recoverable, an impairment loss would be recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of the estimated future cash flows.

Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2013 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2013 that would impact this conclusion.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)

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

Cash--To limit our exposure, we transact our business and maintain banking relationships and our derivative contracts with high credit-quality financial institutions.

Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility services customer approximated 9% of revenues during 2013 and 10% in 2012 and 2011. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)

comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax.

C.	Recent Accounting Guidance

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

Our investments in businesses were: (a) $110 in 2013, including no liabilities assumed and debt issued of $30; (b) $6,368 in 2012, including liabilities assumed of $1,868 and $100 debt issued; and (c) $1,527 in 2011, including liabilities assumed of $65 and $500 debt issued.

The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $1,820 in 2012 (of which $258 is deductible for tax purposes) and $426 in 2011 (all of which is deductible for tax purposes). There were no additions to goodwill in 2013.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the years ended December 31, 2013, 2012 or 2011 was not significant.

Investment in Businesses Subsequent to December 31, 2013--Subsequent to December 31, 2013 and through the end of February 2014, we made investments in businesses approximating $2,650, including debt issued of $425.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information

Accounts receivable, net, consisted of the following:

	December 31,
	2013	2012
Accounts receivable	$93,156	$105,044
Receivables under contractual arrangements	14,309	12,961
	107,465	118,005
Less allowances for doubtful accounts	2,209	2,442
	$105,256	$115,563

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2013	2012
Refundable income taxes	$5,317	$—
Deferred income taxes	7,715	8,815
Other	813	2,593
Total	$13,845	$11,408

	December 31,
Other assets, noncurrent	2013	2012
Assets invested for self-insurance	$12,716	$10,758
Investment--cost-method affiliate	1,168	1,168
Deferred income taxes	—	1,059
Other	3,033	1,299
Total	$16,917	$14,284

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information (continued)

	December 31,
Accrued expenses	2013	2012
Employee compensation	$18,578	$17,888
Accrued compensated absences	6,953	7,080
Self-insured medical claims	2,503	2,571
Customer advances, deposits	2,191	1,346
Income taxes payable	—	2,013
Taxes, other than income	5,730	2,463
Other	903	1,101
Total	$36,858	$34,462

	December 31,
Other liabilities, noncurrent	2013	2012
Pension and retirement plans	$7,760	$14,513
Deferred income taxes	2,564	—
Other	1,956	3,367
Total	$12,280	$17,880

F.	Litigation Settlement and Supplemental Operating Information

Litigation Settlement

During fourth quarter 2011, we recorded a pretax charge of $2,900 in connection with the proposed litigation Settlement Agreement, which was subject to final approval, related to the purported class-action suit filed in the State of California in and for the County of Alameda concerning off-duty meal periods and the required content of paycheck stubs. The Settlement Agreement required court approval of its terms. In August 2012, the Court granted final approval of the Settlement Agreement. Under the terms of the Settlement Agreement, the Company paid $2,900 during August 2012 that was previously recorded in the fourth quarter 2011.

Other Nonoperating Income (Expense), Net

Other nonoperating income (expense), net, included in the statements of operations follows:

	Year Ended December 31,
	2013	2012	2011
Other nonoperating income (expense), net	$(2,827)	$(2,611)	$(2,850)

Other nonoperating income (expense), net, includes foreign currency (i) losses of $146 for 2013, (ii) gains of $11 for 2012, and (iii) losses of $269 for 2011 on the intercompany balances of our Canadian operations.

For 2011, other nonoperating income (expense), net, also included a writedown of $366 in the fourth quarter to reduce the carrying value of a cost-method affiliate that experienced an other-than-temporary impairment.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

G.	Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2013	2012	2011
Interest paid	$2,732	$2,683	$3,882
Income taxes paid, net	20,133	11,131	2,137
Noncash transactions:
Debt issued for purchases of businesses	$30	$100	$500
Detail of acquisitions:
Assets acquired:
Receivables	$—	$474	$16
Operating supplies	—	209	—
Prepaid expense	—	47	—
Equipment	—	1,826	321
Intangibles	110	3,812	1,190
Liabilities assumed	—	(1,868)	(65)
Debt issued for purchases of businesses	(30)	(100)	(500)
Cash paid	$80	$4,400	$962

H.	Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2013		December 31, 2012
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	4.3	years	$14,168	$11,137	$14,378	$10,319
Employment-related	5.9	years	5,603	5,446	5,430	5,082
Tradenames	4.3	years	4,405	3,634	4,528	3,267
Total			24,176	$20,217	24,336	$18,668
Less accumulated amortization			20,217		18,668
Identified intangibles, net			3,959		5,668
Unamortized intangible assets:
Goodwill	Not amortized		23,602		23,515
			$27,561		$29,183

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

H.	Identified Intangible Assets and Goodwill, Net (continued)

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2013 follow:

	Balance at January 1, 2013	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2013
Utility Services	$3,064	$—	$—	$3,064
Residential and Commercial Services	20,451	—	87	20,538
Total	$23,515	$—	$87	$23,602

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2013, in each of the next five years follows:

Estimated Future Amortization Expense
Year ending December 31, 2014	$1,330
2015	1,128
2016	915
2017	580
2018	6

I.	Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2013	2012
Current portion of long-term debt	$8,434	$6,992

At December 31, 2013, we also had unused short-term lines of credit with several banks totaling $11,217, generally at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%. Long-term debt consisted of the following:

	December 31,
	2013	2012
Revolving credit facility
Swing-line borrowings	$—	$—
Prime rate borrowings	—	9,200
LIBOR borrowings	20,000	15,000
	20,000	24,200
Senior unsecured notes	30,000	30,000
Term loans	8,468	7,579
	58,468	61,779
Less current portion	8,434	6,992
	$50,034	$54,787

Revolving Credit Facility and 5.09% Senior Unsecured Notes--In November 2013, the Company amended its revolving credit facility. The amended and restated credit agreement, which expires in November 2018, permits borrowings as defined up to $175,000 including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000 (the previous

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

I.    Short-Term and Long-Term Debt (continued)

agreement permitted borrowings up to $140,000 with a letter of credit sublimit of $100,000). Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio.

On July 22, 2010, we issued $30,000 of 5.09% Senior Unsecured Notes, Series A, due July 22, 2020 (the "5.09% Senior Notes"). The 5.09% Senior Notes were issued pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between the Company and the purchasers of the 5.09% Senior Notes. The net proceeds of the 5.09% Senior Notes were used to pay down borrowings under our revolving credit facility.

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

As of December 31, 2013, we had unused commitments under the facility approximating $101,096, and $73,904 committed, which consisted of borrowings of $20,000 and issued letters of credit of $53,904. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 2.04% at December 31, 2013 and 1.99% at December 31, 2012.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2013 were as follows: 2014--$8,434; 2015-- $34; 2016-- $6,000; 2017-- $6,000; and, 2018-- $26,000.

J.	Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2013	2012
Workers' compensation	$35,199	$40,450
Present value discount	1,796	2,003
	33,403	38,447
Vehicle liability	4,885	5,117
General liability	18,424	18,169
Total	56,712	61,733
Less current portion	22,057	20,115
Noncurrent portion	$34,655	$41,618

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

J.	Self-Insurance Accruals (continued)

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2013	2012
Balance, beginning of year	$61,733	$57,265
Provision for claims	27,084	29,590
Payment of claims	32,105	25,122
Balance, end of year	$56,712	$61,733
Workers' compensation discount rate	2.00%	1.90%

K.	Operating Lease Obligations

We lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under noncancelable operating leases, as of December 31, 2013 were as follows:

Minimum lease obligations	Operating Lease Obligations

Year ending December 31, 2014	$4,477
2015	3,119
2016	2,348
2017	1,455
2018	1,016
2019 and after	1,189
Total minimum lease payments	$13,604

Total rent expense under all operating leases was $6,167 in 2013, $5,860 in 2012 and $6,233 in 2011.

L.	Common Shares and Preferred Shares

Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Common Shares--The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2013 was 21,456,880. The number of shares in the treasury for each of the three years in the period ended December 31, 2013 was as follows: 2013--8,018,269; 2012--7,730,878; and 2011--7,611,245.

Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. During 2013, purchases of common shares totaled 931,078 shares for $21,887 in cash; we also had direct sales to directors and employees of 16,095 shares for $374, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 51,099 shares to our 401(k) plan for $1,187 and issued 113,692 shares to participant accounts to satisfy our liability for the

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

L.	Common Shares and Preferred Shares (continued)

2012 employer match in the amount of $2,643. The liability accrued at December 31, 2013 for the 2013 employer match was $2,788. There were also 118,444 shares purchased during 2013 under the Employee Stock Purchase Plan.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding:

	December 31,
	2013	2012
Shares outstanding, beginning of year	13,726,002	13,845,635
Shares purchased	(931,078)	(891,704)
Shares sold	299,330	327,442
Stock subscription offering, employee cash purchases	25,837	76,525
Options exercised	318,520	368,104
	(287,391)	(119,633)
Shares outstanding, end of year	13,438,611	13,726,002

On December 31, 2013, we had 13,438,611 common shares outstanding, employee and director options exercisable to purchase 342,146 common shares, partially-paid subscription for 531,325 common shares and purchase rights outstanding for 204,972 common shares.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

M.	Accumulated Other Comprehensive Income (Loss) (continued)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Interest Rate Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2011	$3,459	$(645)	$(5,886)	$(3,072)
Unrealized gains (losses)	(509)	—	—	(509)
Unrealized gains in fair value	—	917	—	917
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	481	481
Tax effect	—	—	(184)	(184)
Unrecognized amounts from defined benefit pension plans	—	—	(6,592)	(6,592)
Tax effect	—	(349)	2,964	2,615
Net of tax amount	(509)	568	(3,331)	(3,272)
Balance at December 31, 2011	$2,950	$(77)	$(9,217)	$(6,344)
Unrealized gains (losses)	561	—	—	561
Unrealized gains in fair value	—	123	—	123
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,268	1,268
Tax effect	—	—	(507)	(507)
Unrecognized amounts from defined benefit pension plans	—	—	(3,712)	(3,712)
Tax effect	—	(46)	1,542	1,496
Net of tax amount	561	77	(1,409)	(771)
Balance at December 31, 2012	$3,511	$—	$(10,626)	$(7,115)
Unrealized gains (losses)	(1,864)	—	—	(1,864)
Unrealized gains in fair value	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,401	1,401
Tax effect	—	—	(532)	(532)
Unrecognized amounts from defined benefit pension plans	—	—	6,306	6,306
Tax effect	—	—	(2,589)	(2,589)
Net of tax amount	(1,864)	—	4,586	2,722
Balance at December 31, 2013	$1,647	$—	$(6,040)	$(4,393)

The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2013, 2012 and 2011 are included in net periodic pension expense and classified in the statement of operations as costs and expenses, general and administrative.

N.	The Davey 401KSOP and Employee Stock Ownership Plan

On March 15, 1979, we consummated a plan, which transferred control of the Company to our employees. As a part of this plan, we initially sold 120,000 common shares (presently, 11,520,000 common shares adjusted for stock splits) to our Employee Stock Ownership Trust (“ESOT”) for $2,700. The Employee Stock Ownership Plan (“ESOP”), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the ESOT. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

N.	The Davey 401KSOP and Employee Stock Ownership Plan (continued)

Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a "401(k) plan") feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2009 we match, in either cash or our common shares, 100% of the first one percent and 50% of the next three percent of each participant's before-tax contribution, limited to the first four percent of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.

Total compensation for these plans, consisting primarily of the employer match, was $2,788 in 2013, $2,643 in 2012, and $2,473 in 2011.

O.	Stock-Based Compensation

The Davey Tree Expert Company 2004 Omnibus Stock Plan (the “Stock Plan”) was approved by our shareholders at our annual shareholders' meeting in May 2004. The Stock Plan is administered by the Compensation Committee of the Board of Directors, with the maximum number of common shares that may be granted to or purchased by all employees and directors under the Stock Plan being 10,000,000. In addition to the maintenance of the Employee Stock Purchase Plan, the Stock Plan provides for the grant of stock options, restricted stock, stock appreciation rights, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. These awards are payable in cash or common shares, or any combination thereof, as established by the Compensation Committee. The grant of awards, other than director options, is at the discretion of the Compensation Committee of the Board of Directors. As of December 31, 2013, there were 329,887 shares available for grant.

Stock-Based Plans--The Stock Plan consolidates into a single plan provisions for the grant of stock options and other stock-based incentives and maintenance of the Employee Stock Purchase Plan. Prior to adoption of the Stock Plan and its predecessor, the 1994 Omnibus Stock Plan, we had two qualified stock option plans available for officers and management employees; the final grant of awards under those plans was December 10, 1993. The maximum number of shares that may be issued upon exercise of stock options, other than director options and nonqualified stock options is 3,200,000 during the ten-year term of the Stock Plan. Presently, (i) each continuing nonemployee director receives an annual award of 3,000 stock-settled stock appreciation rights that vest ratably over five years and, (ii) prior to 2009, each nonemployee director elected or appointed received a director option with the right to purchase, for six years, 4,000 common shares at the fair market value per share at date of grant, exercisable six months from the date of grant.

Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2013	2012	2011
Compensation expense, all share-based payment plans	$1,411	$1,508	$1,349
Income tax benefit	348	383	329

Stock-based compensation consisted of the following:

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

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

	Year Ended December 31,
	2013	2012	2011
Number of employees participating	1,500	1,157	1,272
Shares purchased during the year	118,444	136,947	150,253
Weighted-average per share purchase price paid	$20.01	$17.20	$15.46
Cumulative shares purchased since 1982	8,636,226	8,517,782	8,380,835

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $417 in 2013, $415 in 2012 and $410 in 2011.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock-options awarded on or after January 1, 2006 were required to be measured at fair value. At December 31, 2013, there were 662,246 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $234 in 2013, $166 in 2012 and $269 in 2011.

Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2013, the Compensation Committee of the Board of Directors awarded 117,280 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes the SSARs as of December 31, 2013:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2013	257,817	$3.17
Granted	117,280	3.17
Forfeited	—	—
Vested	(91,644)	3.23
Unvested, December 31, 2013	283,453	$3.15	2.2 years	$630	$6,775
Employee SSARs	253,720	$3.24	2.1 years	$575	$6,064
Nonemployee Director SSARs	29,733	$2.32	2.5 years	$55	$711

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights totaled $315 in 2013, $283 in 2012 and $185 in 2011.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During the year ended December 31, 2013, the Compensation Committee of the Board of Directors awarded 42,290 Performance-Based Restricted Stock Units ("PRSUs") to certain management employees.

Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes
Performance-Based Restricted Stock Units as of December 31, 2013:

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2013	78,653	$16.87
Granted	42,290	21.67
Forfeited	—	—
Vested	(25,385)	16.73
Unvested, December 31, 2013	95,558	$19.03	2.8 years	$1,098	$2,284
Employee PRSUs	86,252	$18.69	2.9 years	$932	$2,062
Nonemployee Director PRSUs	9,306	$22.18	2.3 years	$166	$222

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $445 in 2013, $644 in 2012 and $485 in 2011.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Volatility rate	11.3%	11.7%	11.9%
Risk-free interest rate	2.1%	1.6%	2.9%
Expected dividend yield	1.5%	1.5%	1.5%
Expected life of awards (years)	9.4	9.1	8.9

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2013:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2013	761,254	$11.38
Granted	198,500	23.20
Exercised	(297,508)	7.47
Forfeited	—	—
Outstanding, December 31, 2013	662,246	$16.68	5.9 years	$867	$4,784
Exercisable, December 31, 2013	342,146	$13.02	3.7 years		$3,724

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2013 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$ 11.25	220,791	2.4 years	$11.25	220,791	$11.25
16.00	128,221	5.8 years	16.00	72,621	16.00
16.60	109,400	6.8 years	16.60	43,400	16.60
23.20	198,500	9.5 years	23.20	—	23.20
	656,912	6.0 years	$16.68	336,812	$12.96
Director options:
$ 16.40	5,334	0.7 years	$16.40	5,334	$16.40
	662,246	5.9 years	$16.68	342,146	$13.02

We issue common shares from treasury upon the exercise of stock options, stock-settled stock appreciation rights, performance-based restricted stock units or purchases under the Employee Stock Purchase Plan.

P.	Defined Benefit Pension Plans

We have defined benefit pension plans covering certain current and retired U.S. employees. Plans include: (i) the Employee Retirement Plan (“ERP”); (ii) a plan for bargaining employees not covered by union pension plans (the “SPP”) for which future benefit accruals were frozen effective December 31, 2013; (iii) a Supplemental Executive Retirement Plan (“SERP”); and, (iv) a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees.

Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under our qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

In addition to the freeze of SPP benefit accruals effective December 31, 2013, during 2008, our Board of Directors approved an amendment to freeze the ERP and the Restoration Plan, effective December 31, 2008 and implemented enhanced benefits to our defined contribution saving plan-The Davey 401KSOP and ESOP-effective January 1, 2009. The ERP was closed to new participants after December 2008. In connection with the freeze of the ERP and Restoration Plan, (i) benefits currently being paid to retirees continue and (ii) benefits accrued through December 31, 2008 for employees covered by the ERP were not affected. All ERP and Restoration Plan balances remain intact and participant account balances, as well as service credits for vesting and retirement eligibility, remain intact and continue in accordance with the terms of the plans. The 2008 freeze of the ERP and Restoration Plan eliminated future accruals only as did the 2013 freeze of the SPP.

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2013	2012
Change in benefit obligation
Projected benefit obligation at beginning of year	$36,045	$32,148
Service cost	222	185
Interest cost	1,515	1,657
Actuarial (gains)/losses	(4,272)	4,604
Settlements	—	(356)
Benefits paid	(1,622)	(2,193)
Projected benefit obligation at end of year	$31,888	$36,045
Accumulated benefit obligation at end of year	$31,599	$35,790

	December 31,
	2013	2012
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$22,957	$22,078
Actual return on plan assets	3,793	2,588
Employer contributions	626	840
Settlements	—	(356)
Benefits paid	(1,622)	(2,193)
Fair value of plan assets at end of year	$25,754	$22,957

	December 31,
	2013	2012
Funded status of the plans
Fair value of plan assets	$25,754	$22,957
Projected benefit obligation	31,888	36,045
Funded status of the plans	$(6,134)	$(13,088)

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

	December 31,
	2013	2012
Amounts reported in the consolidated balance sheets
Current liability	$(37)	$(27)
Noncurrent liability	(6,097)	(13,061)
Funded status of the plans	$(6,134)	$(13,088)

Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2013		At December 31, 2012
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$9,942	$5,995	$17,636	$10,577
Unrecognized prior service cost	69	45	82	49
	$10,011	$6,040	$17,718	$10,626

To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants. The total amount of unrecognized prior service cost is also amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2014 follows:

	Year ending December 31, 2014
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$708	$425
Unrecognized prior service cost	14	8
	$722	$433

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2013	2012
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$31,888	$36,045
Accumulated benefit obligation	31,599	35,790
Fair value of plan assets	25,754	22,957

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

The actuarial assumptions follow. The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2013	2012	2011
Actuarial assumptions
Discount rate	5.20%	4.25%	5.25%
Expected long-term rate of return on plan assets	7.75	7.75	7.75

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2013	2012	2011
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$222	$185	$134
Interest cost on projected benefit obligation	1,515	1,657	1,671
Expected return on plan assets	(1,760)	(1,701)	(1,908)
Settlement loss	—	219	—
Amortization of net actuarial loss	1,388	1,041	535
Amortization of prior service cost	14	14	14
Amortization of transition asset	—	—	(68)
Net pension expense of defined benefit pension plans	$1,379	$1,415	$378

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

The plan assets are divided into asset classes that include equity, fixed income, and alternative investments and allocated among target allocations to include: (a) equities of a minimum 55% to a maximum of 65%; (b) fixed income and cash of a minimum 20% to a maximum of 30%; and, (c) alternative investments of a minimum of zero to a maximum of 15%. The purpose of the equity asset class is to provide a total return that simultaneously provides for growth in principal and current income while at the same time preserving the purchasing power of the plan assets, even though assets invested in equities have greater market volatility and risk. The purpose of the fixed income asset class is to provide a deflation hedge, to reduce the overall volatility of plan assets and to produce current income in support of the needs of the plan. The purpose of alternative investments is the diversification benefit of alternative strategies.

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

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2013, was 7.75%.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Plan Assets--The fair values of our pension plan assets at December 31, 2013 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2013 Using:
Description	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds	$1,726	$—	$1,726	$—
U.S. large-cap equities
Growth	3,639	3,639	—	—
Value	2,971	2,971	—	—
U.S. small/mid-cap equities
Growth	1,813	1,813	—	—
Value	1,959	1,959	—	—
International equities
Growth	2,718	2,718	—	—
Value	2,622	2,622	—	—
Fixed income	4,423	4,423	—	—
Multiclass world-allocation mutual funds	3,883	3,883	—	—
	$25,754	$24,028	$1,726	$—

The fair values of our pension plan assets at December 31, 2012 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

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
December 31, 2013
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Within the pension plan asset categories, the Level 1 investments are publicly traded in active markets and are valued using the net asset value or closing price of the investment at the measurement date. Securities held by a money market fund are generally high quality and liquid; however, they are reflected as Level 2 because the inputs used to determine fair value are not quoted prices in an active market.

Expected Benefit Plan Contributions--We expect, as of December 31, 2013, to make defined-benefit contributions totaling $1,467 before December 31, 2014.

Expected Benefit Plan Payments--The benefits, as of December 31, 2013, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow:

Participants Benefits
Estimated future payments
Year ending December 31, 2014	$1,374
2015	1,448
2016	1,545
2017	1,668
2018	1,728
Years 2019 to 2023	9,664

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIB/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2013	2012		2013	2012	2011
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$755	$417	$442	No	Ranging from June 30, 2014 to December 31, 2017
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	100	75	60	No	December 31, 2014
					$855	$492	$502

We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.

Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”).

The Eighth District Electrical Pension Fund for the plan year March 31, 2012 extended the amortization period used in the green-zone certification; specifically, the Rehabilitation Plan for the plan year ended March 31, 2009: (a) utilized the special 30-year amortization rules provided under federal pension law to amortize its investment loss for the plan year ended March 31, 2009, (b) expanded asset smoothing of this investment loss from five-years to ten-years, and (c) required a 25% increase in the pension-contribution rate in effect on April 1, 2009. The extended amortization period was not used in the PPA zone-status for Eighth District Electrical Pension plan for (i) the green-zone certification for the plan year ended March 31, 2011 and (ii) the green-zone certification for the plan year ended March 31, 2013.

We are party to eight collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from June 30, 2014 to December 31, 2017 and one collective-bargaining agreement with Eighth District Electrical Pension Fund with an expiration date of December 31, 2014.

Q.	Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2013	2012	2011
United States	$29,203	$35,414	$18,261
Canada	6,362	5,244	5,039
Total	$35,565	$40,658	$23,300

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

Q.	Income Taxes (continued)

The provision for income taxes follows:

	Year Ended December 31,
	2013	2012	2011
Currently payable:
Federal	$7,089	$15,853	$3,065
State	2,183	2,239	2,277
Canadian	1,724	1,578	1,565
Total current	10,996	19,670	6,907
Deferred taxes	1,716	(3,607)	2,328
Total taxes on income	$12,712	$16,063	$9,235

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	3.9	5.1
Effect of Canadian income taxes	(1.6)	(1.0)	(1.2)
Nondeductible expenses	1.9	1.4	2.5
ESOP dividend deduction	(.8)	(.7)	(1.2)
Audit settlements and uncertain tax adjustments	(2.2)	1.8	1.8
Valuation allowance on foreign tax credits	—	—	(1.1)
All other, net	(.2)	(.9)	(1.3)
Effective income tax rate	35.7%	39.5%	39.6%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.

Significant components of our current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2013	2012
Deferred tax assets:
Accrued compensation obligations	$1,883	$2,424
Self-insurance accruals	7,693	7,083
Prepaid expenses	(2,565)	(1,903)
Other, net	908	1,405
	7,919	9,009
Less deferred tax asset valuation allowance	204	194
Net deferred income tax assets--current	$7,715	$8,815

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

Q.	Income Taxes (continued)

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2013	2012
Deferred tax assets:
Self-insurance accruals	$12,129	$14,497
Intangibles	(234)	(341)
Accrued expenses and other liabilities	895	895
Accrued stock compensation	1,550	1,476
Defined benefit pension plans	1,873	4,698
Foreign tax credit carryforward	768	768
Other future deductible amounts, net	1,737	1,470
	18,718	23,463
Less deferred tax asset valuation allowance	564	574
	18,154	22,889
Deferred tax liabilities:
Property and equipment	20,718	21,830
	20,718	21,830
Net deferred tax assets--noncurrent		$1,059
Net deferred tax liabilities--noncurrent	$2,564

We treat all of our Canadian subsidiary earnings through December 31, 2013 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2013, approximately $27,000 of retained earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.

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

A deferred tax asset has been recorded for the portion of the foreign tax credit that is unavailable in the current year--the foreign tax credit carryforward arising in 2010--wherein we repatriated earnings of our Canadian operations due to capital in Canada in excess of current and future projected needs.  As a result, we recognized and recorded in 2010 additional U.S. federal and state taxes that were payable as a result of the repatriation of the previously undistributed earnings. A valuation allowance is required when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Because of the uncertainty regarding realization, a valuation allowance equal to the U.S. tax benefit of the foreign tax credit carryforward is recorded--$768 at December 31, 2013--which is subject to expiration in 2020, if not utilized.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
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

The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2013	2012
Unrecognized tax benefits	$1,221	$2,638
Portion, if recognized, would reduce tax expense and effective tax rate	942	1,933
Accrued interest on unrecognized tax benefits	41	142
Accrued penalties on unrecognized benefits	—	—

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2009. As of December 31, 2013, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$2,638	$1,825	$1,524
Additions based on tax positions related to the current year	370	667	279
Additions for tax positions of prior years	133	149	101
Reductions for tax positions of prior years	(1,155)	(3)	(61)
Reductions related to settlements with taxing authorities	(460)	—	—
Lapses in statutes of limitations	(305)	—	(18)
Balance, end of year	$1,221	$2,638	$1,825

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

R.	Earnings Per Share Information

Earnings per share is computed as follows:

	Year Ended December 31,
	2013	2012	2011
Income available to common shareholders:
Net income	$22,853	$24,595	$14,065
Weighted-average shares:
Basic:
Outstanding	13,639,356	13,867,771	14,006,093
Partially-paid share subscriptions	531,325	234,595	—
Basic weighted-average shares	14,170,681	14,102,366	14,006,093
Diluted:
Basic from above	14,170,681	14,102,366	14,006,093
Incremental shares from assumed:
Exercise of stock subscription purchase rights	34,273	5,750	—
Exercise of stock options and awards	397,478	500,741	530,779
Diluted weighted-average shares	14,602,432	14,608,857	14,536,872
Share data:
Earnings per share--basic	$1.61	$1.74	$1.00
Earnings per share--diluted	$1.57	$1.68	$.97

S.	Operations by Business Segment and Geographic Information

We provide a wide range of arboriculture, horticulture, environmental and consulting services to residential, utility, commercial and government entities throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial Services, and Utility Services.
Residential and Commercial Services--Residential and Commercial Services provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal, planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning.
Utility Services--Utility Services is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development and environmental planning.
All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in “All Other.”
During the fourth quarter 2013, the Company realigned its reporting to more closely reflect the manner in which performance is assessed and decisions are made in allocating resources to the segments. The amounts in the table below for 2012 and 2011 have been conformed to the 2013 reporting.
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
December 31, 2013
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2013
Revenues	$376,520	$334,878	$2,450	$—		$713,848
Income (loss) from operations	16,070	33,566	(2,869)	(5,978)	(a)	40,789
Interest expense				(2,708)		(2,708)
Interest income				311		311
Other income (expense), net				(2,827)		(2,827)
Income before income taxes						$35,565

Depreciation	$22,261	$13,286	$—	$2,684	(b)	$38,231
Amortization	359	1,440	—	181		1,980
Capital expenditures	21,642	17,577	—	5,986		45,205
Segment assets, total	145,021	122,542	—	65,815	(c)	333,378

Fiscal Year 2012
Revenues	$375,300	$303,420	$1,433	$—		$680,153
Income (loss) from operations	20,107	30,787	(1,366)	(3,761)	(a)	45,767
Interest expense				(2,698)		(2,698)
Interest income				200		200
Other income (expense), net				(2,611)		(2,611)
Income before income taxes						$40,658

Depreciation	$22,844	$12,236	$—	$2,285	(b)	$37,365
Amortization	465	1,058	—	219		1,742
Capital expenditures	15,737	10,266	—	3,731		29,734
Segment assets, total	150,294	122,298	—	58,340	(c)	330,932

Fiscal Year 2011
Revenues	$363,365	$280,938	$1,731	$—		$646,034
Income (loss) from operations	13,541	24,243	1,342	(6,325)	(a)	32,801
Interest expense				(3,794)		(3,794)
Interest income				43		43
Litigation settlement				(2,900)		(2,900)
Other income (expense), net				(2,850)		(2,850)
Income before income taxes						$23,300

Depreciation	$23,734	$12,157	$—	$1,927	(b)	$37,818
Amortization	466	1,039	—	403		1,908
Capital expenditures	17,241	13,362	—	4,098		34,701
Segment assets, total	137,689	105,552	—	60,493	(c)	303,734

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

(b)	Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.

(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2013	2012	2011
Revenues
United States	$637,524	$607,339	$577,613
Canada	76,324	72,814	68,421
	$713,848	$680,153	$646,034

	December 31,
	2013	2012	2011
Long-lived assets, net
United States	$166,598	$153,946	$141,108
Canada	14,764	15,237	16,121
	$181,362	$169,183	$157,229

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

Valuation Hierarchy--A valuation hierarchy is used for presentation of the inputs to measure fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

T.	Fair Value Measurements and Financial Instruments (continued)

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012, were as follows:

		Fair Value Measurements at December 31, 2013 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$12,716	$12,716	$—	$—
Defined benefit pension plan assets	25,754	24,028	1,726	—

Liabilities:
Deferred compensation	$1,144	$—	$1,144	$—

		Fair Value Measurements at December 31, 2012 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$10,758	$10,758	$—	$—
Fuel derivatives, classified as other current assets	38	—	38	—
Defined benefit pension plan assets	22,957	20,463	2,494	—

Liabilities:
Fuel derivatives, classified as accrued expenses	$24	$—	$24	$—
Deferred compensation	873	—	873	—

The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
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

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$20,000	$20,000	$24,200	$24,200
Senior unsecured notes	30,000	28,219	30,000	29,762
Term loans, noncurrent	34	34	587	587
Total	$50,034	$48,253	$54,787	$54,549

The carrying value of our revolving credit facility approximates fair value as the interest rates on the amounts outstanding are variable. The fair value of our senior unsecured notes and term loans is determined based on expected future weighted-average interest rates with the same remaining maturities.

Market Risk and Derivative Financial Instruments

In the normal course of business, we are exposed to market risk related to changes in foreign currency exchange rates, changes in interest rates and changes in fuel prices. We do not hold or issue derivative financial instruments for trading or speculative purposes. In prior years, we have used derivative financial instruments to manage risk, in part, associated with changes in interest rates and changes in fuel prices.

Foreign Currency Exchange Rate Risk--We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada. Our financial results could be affected by factors such as changes in the foreign currency exchange rate or differing economic conditions in the Canadian markets as compared with the markets for our services in the United States. Our earnings are affected by translation exposures from currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Similarly, the Canadian dollar-denominated assets and liabilities may result in financial exposure as to the timing of transactions and the net asset/liability position of our Canadian operations. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.

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
December 31, 2013
(In thousands, except share data)

T.	Fair Value Measurements and Financial Instruments (continued)

Fuel Derivatives--Beginning in the second quarter 2011, we entered into fuel derivatives as “economic hedges” related to fuel consumed by Davey Tree service vehicles. The objectives of the economic hedges are to fix the price of a portion of our fuel needs and mitigate the earnings and cash flow volatility attributable to the risk of changing prices. During the fourth quarter 2013, all fuel derivative contracts previously entered into expired.

The following tables sets forth quantitative information related to our derivatives instruments and where these amounts are recorded in our consolidated financial statements.

	As of December 31,
	2013	2012
Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Asset fair value of fuel derivatives, classified as other current assets	$—	$38

Liability fair value of fuel derivatives, classified as accrued expenses	$—	$24

Liability fair value of fuel derivatives, classified as other noncurrent liabilities	$—	$—

Longest remaining term, in months	—	12

Notional hedged volume, in thousands of gallons	—	1,250

	Year Ended December 31,
	2013	2012
Cash Flow Hedges - Derivatives Designated as Hedging Instruments
Interest Rate Swaps:
Hedge gains, recognized in other comprehensive income	$—	$123

Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a reduction in costs and expenses, operating	$139	$650

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

U.	Commitments and Contingencies

Letters of Credit

At December 31, 2013, we were contingently liable to our principal banks in the amount of $54,909 for letters of credit outstanding primarily related to insurance coverage.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2013
(In thousands, except share data)

V.	Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2013 and 2012.

	Fiscal 2013, Three Months Ended
	Mar 30	Jun 29	Sept 28	Dec 31
Revenues	$143,265	$195,638	$194,772	$180,173
Gross profit (revenues less costs and expenses, operating)	42,205	76,046	69,114	63,837
Income (loss) from operations	(6,009)	23,230	14,881	8,687
Net income (loss)	(4,612)	13,436	8,644	5,385

Net income (loss) per share--Basic	$(.33)	$.97	$.63	$.34
Net income (loss) per share -- Diluted:	$(.33)	$.94	$.61	$.35

ESOT Valuation per share	$23.20	$23.20	$23.90	$26.40

	Fiscal 2012, Three Months Ended
	March 31	Jun 30	Sept 29	Dec 31
Revenues	$146,644	$182,411	$178,647	$172,451
Gross profit (revenues less costs and expenses, operating)	46,760	65,939	64,544	65,578
Income (loss) from operations	508	17,270	14,652	13,337
Net income (loss)	(571)	9,416	8,296	7,454

Net income (loss) per share -- Basic	$(.04)	$.68	$.59	$.51
Net income (loss) per share -- Diluted	$(.04)	$.66	$.56	$.50

ESOT Valuation per share	$19.70	$19.70	$20.80	$23.20

Fourth quarters 2013 and 2012 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2013 and 2012 by approximately $5,402 and $5,136, respectively.