Form 10-Q
period 2014-03-29
DAVEY TREE EXPERT CO
filed 2014-05-06
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
OR

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

There were 13,373,207 Common Shares, $1.00 par value, outstanding as of May 2, 2014.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 29, 2014

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	March 29, 2014	December 31, 2013
Assets
Current assets:
Cash	$14,361	$15,861
Accounts receivable, net	101,474	105,256
Operating supplies	7,086	5,661
Other current assets	26,833	25,238
Total current assets	149,754	152,016

Property and equipment	499,981	484,150
Less accumulated depreciation	354,412	347,266
	145,569	136,884

Other assets	16,709	16,917
Identified intangible assets and goodwill, net	29,174	27,561
	$341,206	$333,378
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$37,721	$37,922
Accrued expenses	22,263	36,858
Other current liabilities	27,946	30,491
Total current liabilities	87,930	105,271

Long-term debt	76,016	50,034
Self-insurance accruals	37,289	34,655
Other noncurrent liabilities	12,404	12,280
	213,639	202,240
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of March 29, 2014	21,457	21,457
Additional paid-in capital	6,505	5,008
Common shares subscribed, unissued	10,100	10,467
Retained earnings	226,329	230,975
Accumulated other comprehensive loss	(5,255)	(4,393)
	259,136	263,514
Less: Cost of Common shares held in treasury; 7,925 shares at March 29, 2014 and 8,018 shares at December 31, 2013	124,536	125,034
Common shares subscription receivable	7,033	7,342

	127,567	131,138
	$341,206	$333,378
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues	$157,387	$143,265

Costs and expenses:
Operating	109,231	101,060
Selling	29,059	25,575
General and administrative	13,899	13,255
Depreciation and amortization	9,900	9,486
Loss (gain) on sale of assets, net	23	(102)
	162,112	149,274

Loss from operations	(4,725)	(6,009)

Other income (expense):
Interest expense	(719)	(623)
Interest income	69	83
Other, net	(805)	(703)

Loss before income taxes	(6,180)	(7,252)

Income tax benefits	(2,169)	(2,640)

Net loss	$(4,011)	$(4,612)

Net loss per share--basic and diluted	$(.29)	$(.33)

Weighted-average shares outstanding--basic and diluted	13,606	13,885

Dividends declared per share	$.045	$.045
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(4,011)	$(4,612)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(974)	(557)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	110	215
Prior service cost	2	2
Defined benefit pension plan adjustments	112	217

Other comprehensive loss	(862)	(340)

Comprehensive loss	$(4,873)	$(4,952)
See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Operating activities
Net loss	$(4,011)	$(4,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,900	9,486
Other	(266)	(255)
Changes in operating assets and liabilities:
Accounts receivable	3,782	16,907
Operating liabilities	(11,872)	(13,074)
Other, net	(2,741)	(2,460)
	(1,197)	10,604
Net cash (used in) provided by operating activities	(5,208)	5,992

Investing activities
Capital expenditures:
Equipment	(17,972)	(17,395)
Land and buildings	(131)	(2,490)
Purchases of businesses	(2,178)	—
Other	70	(846)
Net cash used in investing activities	(20,211)	(20,731)

Financing activities
Revolving credit facility proceeds, net	25,700	5,200
Purchase of common shares for treasury	(2,344)	(1,351)
Sale of common shares from treasury	4,216	4,073
Dividends	(633)	(649)
Other	(3,020)	(2,760)
Net cash provided by financing activities	23,919	4,513

Decrease in cash	(1,500)	(10,226)

Cash, beginning of period	15,861	19,647
Cash, end of period	$14,361	$9,421

Supplemental cash flow information follows:
Interest paid	$1,060	$1,054
Income taxes paid	1,321	417
See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).
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
Due to the seasonality of our business, our operating results for the three months ended March 29, 2014 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2014. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
The following comprise accounts receivable, net, and other:

Accounts receivable, net	March 29, 2014	December 31, 2013
Accounts receivable	$84,538	$93,156
Receivables under contractual arrangements	19,318	14,309
	103,856	107,465

Less allowances for doubtful accounts	2,382	2,209

Accounts receivable, net	$101,474	$105,256

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following comprise the amounts included in the balance sheet:

Accrued expenses	March 29, 2014	December 31, 2013
Employee compensation	$9,091	$18,578
Accrued compensated absences	6,882	6,953
Self-insured medical claims	2,713	2,503
Customer advances, deposits	409	2,191
Taxes, other than income	2,389	5,730
Other	779	903
Total	$22,263	$36,858

D.	Business Combinations

Our investment in businesses during the first three months of 2014 was $2,645, including liabilities assumed of $10 and debt issued of $457. The cash paid was preliminarily allocated, including the liabilities assumed, to the fair value of the primary assets acquired: fixed assets, intangibles and goodwill. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months. During the three months ended March 30, 2013, we had no business acquisitions.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations was not significant.

Investment in Businesses Subsequent to March 29, 2014--Subsequent to March 29, 2014 and through the end of April 2014, we made an investment in a business approximating $6,500, including liabilities assumed of $1,700 and debt issued of $1,880.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	March 29, 2014		December 31, 2013
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$14,887	$11,669	$14,429	$11,398
Employment-related	5,828	5,511	5,631	5,474
Tradenames	4,911	3,884	4,525	3,754

Amortized intangible assets	$25,626	$21,064	$24,585	$20,626

Less accumulated amortization	21,064		20,626

Identified intangibles, net	4,562		3,959

Unamortized intangible assets:
Goodwill	24,612		23,602
	$29,174		$27,561

F.	Long-Term Debt
Our long-term debt consisted of the following:

	March 29, 2014	December 31, 2013
Revolving credit facility
Swing-line borrowings	$5,700	$—
LIBOR borrowings	40,000	20,000
	45,700	20,000
Senior unsecured notes	30,000	30,000
Term loans	5,905	8,468
	81,605	58,468
Less current portion	5,589	8,434
	$76,016	$50,034

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000,

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

F.	Long-Term Debt (continued)
including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000 (the previous agreement permitted borrowings up to $140,000 with a letter of credit sublimit of $100,000). Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio.

As of March 29, 2014, we had unused commitments under the facility approximating $75,396, with $99,604 committed, consisting of borrowings of $45,700 and issued letters of credit of $53,904. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Compensation expense, all share-based payment plans	$420	$359

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $104 being recognized for the three months ended March 29, 2014 and $99 for the three months ended March 30, 2013.

Stock Option Plans--Stock options awarded before January 1, 2006 were granted at an exercise price equal to the fair market value of our common shares at the dates of grant. Stock options awarded on or after January 1, 2006 were required to be measured at fair value. At March 29, 2014, there were 641,365 stock options outstanding that were awarded after January 1, 2006. The stock options were awarded under a graded vesting schedule and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $76 for the three months ended March 29, 2014 and $41 for the three months ended March 30, 2013.

Stock-Settled Stock Appreciation Rights--During the three months ended March 29, 2014, the Compensation Committee awarded 127,050 stock-settled stock appreciation rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of March 29, 2014.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2014	283,453	$3.15
Granted	127,050	4.88
Forfeited	—	—
Vested	(77,216)	3.28
Unvested, March 29, 2014	333,287	$3.78	2.7 years	$1,155	$8,799

Employee SSARs	303,554	$3.92	2.7 years	$1,105	$8,014
Nonemployee Director SSARs	29,733	$2.32	2.2 years	$50	$785

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $95 for the three months ended March 29, 2014 and $94 for the three months ended March 30, 2013.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
Performance-Based Restricted Stock Units--During the three months ended March 29, 2014, the Compensation Committee awarded 32,661 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of March 29, 2014.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2014	95,558	$19.03
Granted	32,661	24.51
Forfeited	—	—
Vested	(9,748)	13.92

Unvested, March 29, 2014	118,471	$20.96	3.4 years	$1,754	$3,128

The fair value of the restricted stock units for awards made prior to January 1, 2006 is based on the market price of our common shares on the date of award and is recognized as compensation cost on the straight-line recognition method over the vesting period. Compensation cost for awards made after December 31, 2005 is determined using a fair-value method and amortized over the requisite service period. Compensation expense on restricted stock awards totaled $145 for the three months ended March 29, 2014 and $125 for the three months ended March 30, 2013.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	March 29, 2014	March 30, 2013
Volatility rate	11.2%	11.3%
Risk-free interest rate	2.7%	1.6%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	9.0	8.9

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 29, 2014.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2014	662,246	$16.68
Granted	—	—
Exercised	(20,881)	12.44
Forfeited	—	—
Outstanding, March 29, 2014	641,365	$16.82	5.8 years	$6,147

Exercisable, March 29, 2014	321,265	$13.05	3.7 years	$4,287

As of March 29, 2014, there was approximately $790 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.6 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended
	March 29, 2014	March 30, 2013
Components of pension cost
Service costs--increase in benefit obligation earned	$13	$55
Interest cost on projected benefit obligation	404	379
Expected return on plan assets	(498)	(440)
Amortization of net actuarial loss	177	347
Amortization of prior service cost	3	3
Net pension cost of defined benefit pension plans	$99	$344

Employer Contributions--Contributions of $120 were made to our defined-benefit pension plans during the three months ended March 29, 2014. We expect, as of March 29, 2014, to make additional defined-benefit plan contributions totaling $1,310 before December 31, 2014.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2014 annual effective tax rate is estimated to approximate 39%.  Our annual effective tax rate for 2013 was 37.5%.

At December 31, 2013, we had unrecognized tax benefits of $1,221, of which $942 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $41. At March 29, 2014, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2009. As of March 29, 2014, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,647	$(6,040)	$(4,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	(974)	—	(974)
Amounts reclassified from accumulated other comprehensive income (loss)	—	180	180
Tax effect	—	(68)	(68)
Net of tax amount	(974)	112	(862)
Balance at March 29, 2014	$673	$(5,928)	$(5,255)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss) (continued)

The change in defined benefit pension plans of $112, net of tax, for the three months ended March 29, 2014 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

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

	Three Months Ended
	March 29, 2014	March 30, 2013
Income available to common shareholders:
Net loss	$(4,011)	$(4,612)

Weighted-average shares:
Basic:
Outstanding	13,478	13,749
Partially-paid share subscriptions	128	136
Basic weighted-average shares	13,606	13,885

Diluted:
Basic from above	13,606	13,885
Incremental shares from assumed:
Exercise of stock subscription purchase rights	44	22
Exercise of stock options and awards	359	428
Diluted weighted-average shares	14,009	14,335

Net loss per share--basic and diluted	$(.29)	$(.33)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended March 29, 2014 follows:

Shares outstanding at January 1, 2014	13,438,611
Shares purchased	(89,030)
Shares sold	130,029
Stock subscription offering -- cash purchases	18,623
Options and awards exercised	33,676
93,298
Shares outstanding at March 29, 2014	13,531,909

On March 29, 2014, we had 13,531,909 common shares outstanding, employee and director options exercisable to purchase 321,265 common shares, partially-paid subscriptions for 512,692 common shares and purchase rights outstanding for 203,807 common shares.

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

L.	Operations by Business Segment
We provide a wide range of arboriculture, horticulture, environmental and consulting services to residential, utility, commercial and government entities throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial Services, and Utility Services.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
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
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2013 Annual Report.

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended March 29, 2014
Revenues	$89,292	$67,807	$288	$—		$157,387
Income (loss) from operations	2,785	(4,237)	(2,516)	(757)	(a)	(4,725)
Interest expense				(719)		(719)
Interest income				69		69
Other income (expense), net				(805)		(805)
Loss before income taxes						$(6,180)
Segment assets, total	$140,643	$130,437	$—	$70,126	(b)	$341,206

Three Months Ended March 30, 2013
Revenues	$85,812	$56,897	$556	$—		$143,265
Income (loss) from operations	141	(4,023)	(1,561)	(566)	(a)	(6,009)
Interest expense				(623)		(623)
Interest income				83		83
Other income (expense), net				(703)		(703)
Loss before income taxes						$(7,252)
Segment assets, total	$134,873	$123,484	$—	$59,724	(b)	$318,081

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

M.	Fair Value Measurements and Financial Instruments
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

Our assets and liabilities measured at fair value on a recurring basis at March 29, 2014, were as follows:

		Fair Value Measurements at March 29, 2014 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at March 29, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$12,323	$12,323	$—	$—

Liabilities:
Deferred compensation	$1,285	$—	$1,285	$—

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2013 were as follows:

		Fair Value Measurements at December 31, 2013 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$12,716	$12,716	$—	$—

Liabilities:
Deferred compensation	$1,144	$—	$1,144	$—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

M.	Fair Value Measurements and Financial Instruments (continued)
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

	March 29, 2014		December 31, 2013
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$45,700	$45,700	$20,000	$20,000
Senior unsecured notes	30,000	29,018	30,000	28,219
Term loans, noncurrent	316	316	34	34
Total	$76,016	$75,034	$50,034	$48,253

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

M.	Fair Value Measurements and Financial Instruments (continued)
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

Fuel Derivatives--From time-to-time we have entered into fuel derivatives as “economic hedges” related to fuel consumed by Davey Tree service vehicles. The objectives of the economic hedges are to fix the price of a portion of our fuel needs and mitigate the earnings and cash flow volatility attributable to the risk of changing prices.

The following table sets forth quantitative information related to our derivatives instruments and where amounts were recorded in our consolidated financial statements.

	Three Months Ended
	March 29, 2014	March 30, 2013
Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a reduction in operating costs and expenses	$—	$238

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2014
(Amounts in thousands, except share data)

N.	Contingencies
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

Management assesses all such matters, including the matter described below, based on current information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success.  Management's judgment is made subject to the known uncertainty of litigation and management's judgment as to estimates made may prove materially different from actual results.

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

We provide a wide range of arboriculture, horticultural, environmental and consulting services to residential, utility, commercial and government entities throughout the United States and Canada.

Our Business--Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services. Residential and Commercial Services provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal, planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning. Utility Services is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development, and environmental planning.
All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in "All Other."

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended
	March 29, 2014	March 30, 2013	Percentage Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	69.4	70.5	(1.1)
Selling	18.5	17.9	.6
General and administrative	8.8	9.3	(.5)
Depreciation and amortization	6.3	6.6	(.3)
Loss (gain) on sale of assets, net	—	(.1)	.1

Loss from operations	(3.0)	(4.2)	1.2

Other income (expense):
Interest expense	(.5)	(.4)	(.1)
Interest income	—	.1	(.1)
Other, net	(.4)	(.5)	.1

Loss before income taxes	(3.9)	(5.0)	1.1

Income tax benefits	(1.4)	(1.8)	.4

Net loss	(2.5)%	(3.2)%	.7%

Index

First Quarter—Three Months Ended March 29, 2014 Compared to Three Months Ended March 30, 2013

Our results of operations for the three months ended March 29, 2014 compared to the three months ended March 30, 2013 follows:

	Three Months Ended
	March 29, 2014	March 30, 2013	Change	Percentage Change
Revenues	$157,387	$143,265	$14,122	9.9%

Costs and expenses:
Operating	109,231	101,060	8,171	8.1
Selling	29,059	25,575	3,484	13.6
General and administrative	13,899	13,255	644	4.9
Depreciation and amortization	9,900	9,486	414	4.4
Loss (gain) on sale of assets, net	23	(102)	125	nm
	162,112	149,274	12,838	8.6

Loss from operations	(4,725)	(6,009)	1,284	(21.4)
Other income (expense):
Interest expense	(719)	(623)	(96)	15.4
Interest income	69	83	(14)	(16.9)
Other, net	(805)	(703)	(102)	14.5
Loss before income taxes	(6,180)	(7,252)	1,072	(14.8)

Income tax benefits	(2,169)	(2,640)	471	(17.8)

Net loss	$(4,011)	$(4,612)	$601	(13.0)%

nm--not meaningful

Revenues--Revenues of $157,387 increased $14,122 compared with $143,265 in the first quarter 2013. Utility Services increased $3,480 or 4.1% compared with the first quarter 2013. Increased production within our U.S. and Canadian operations along with contract rate increases with one of our largest utility customers accounted for the increase. Residential and Commercial Services increased $10,910 or 19.2% from the first quarter 2013. Significant winter weather and snow fall in the northern parts of the U.S. generated additional snow plowing revenue during the first quarter 2014, and along with an increase in tree pruning and removals, account for the increase. Total revenues of $157,387 include production incentive revenue, recognized under the completed-performance method, of $2,647 during the first quarter 2014 compared with $2,450 during the first quarter 2013.

Operating Expenses--Operating expenses of $109,231 increased $8,171 compared with the first quarter 2013 and, as a percentage of revenues, decreased 1.1% to 69.4%. Utility Services decreased $389 or .6% compared with the first quarter 2013 and, as a percentage of revenues, decreased 3.5% to 75.3%. Decreases in material expense, subcontractor expense, tools and saw expense and equipment transfer expense were partially offset by increases in labor expense, fuel expense and repair and maintenance expense. Residential and Commercial Services increased $7,764 or 23.0% compared with the first quarter 2013 and, as a percentage of revenues, increased 1.8% to 61.1%. Increases in labor expense, equipment maintenance expense, material expense, tools and parts expense, fuel expense and subcontractor expense were partially offset by a reduction in crew expenses and disposal expense.

Index

Fuel costs of $7,622 increased $343, or 4.7%, from the $7,279 incurred in the first quarter 2013 and impacted operating expenses within all segments. The $343 increase included price increases approximating $328 and usage increases approximating $15.

Selling Expenses--Selling expenses of $29,059 increased $3,484 compared with the first quarter 2013 and as a percentage of revenues increased .6% to 18.5%. Utility Services increased $626 or 7.3% over the first quarter 2013 and as a percentage of revenues increased .3% to 10.3%. Increases in field management wages and incentive expense, communication expense, professional service expense and computer expense were partially offset by a decrease in field management auto expense, office rent expense, travel and living expense and employee development expense. Residential and Commercial Services experienced an increase of $2,626 or 14.7% over the first quarter 2013. Increases in field management wages and incentive expense, office support wages, field management auto expense, office rent expense, sales and marketing expense and communication expense were partially offset by a decrease in travel and living expense.

General and Administrative Expenses--General and administrative expenses of $13,899 increased $644 from $13,255 in the first quarter 2013. Increases in salary and incentive expense, stock compensation expense, professional service expense, rent expense and office supplies were partially offset by decreases in pension expense, travel and living expense and employee development expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $9,900 increased $414 from $9,486 in the first quarter of 2013.  The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Loss (Gain) on the Sale of Assets, Net--Loss on the sale of assets was $23 for the first quarter 2014 as compared with a gain of $102 in the first quarter 2013.  The decrease is the result of a reduction in the number of equipment units sold in the first quarter 2014 as compared with the first quarter 2013.

Interest Expense--Interest expense of $719 increased $96 from the $623 incurred in the first quarter 2013. The increase is attributable to higher average debt levels necessary to fund operations and capital expenditures as compared to the first quarter 2013.

Other, Net--Other, net, of $805 increased $102 from the $703 incurred in the first quarter 2013 and consisted of nonoperating income and expense, including fair value changes on fuel derivatives and foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax benefits for the first quarter 2014 was $2,169, as compared to $2,640 for the first quarter 2013. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2013 was 37.5%.

Net Loss--Net loss of $4,011 for the first quarter 2014 was $601 less than the $4,612 experienced in the first quarter 2013.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the three months ended March 29, 2014 and March 30, 2013 follow:

	2014	2013
Cash provided by (used in):
Operating activities	$(5,208)	$5,992
Investing activities	(20,211)	(20,731)
Financing activities	23,919	4,513
Decrease in cash	$(1,500)	$(10,226)

Cash (Used In) Provided by Operating Activities--Cash used by operating activities was $5,208 for the first three months of 2014, or $11,200 more than the $5,992 provided in the first three months of 2013. The $11,200 decrease in operating cash flow was primarily attributable to an increase of $414 in depreciation and amortization, $12,204 more cash used from operating assets and liabilities which was offset by a $601 decrease in net loss.

Overall, accounts receivable decreased $3,782 during the first three months of 2014, as compared to the decrease of $16,907 during the first three months of 2013. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2014 decreased 4 days to 59 days, as compared to the end of the first three months of 2013. The DSO at March 30, 2013 was 63 days.

Operating liabilities decreased $11,872 in the first three months of 2014, or $1,202 less than the $13,074 decrease in the first three months of 2013. Accounts payable and accrued expenses decreased $14,806 during the first three months of 2014 as compared with a decrease of $14,739 for the first three months of 2013. Decreases in trade payables, employee compensation and 401KSOP liabilities were partially offset by increases in compensated-absence accruals, stock purchase withholdings, professional services accruals and advance payments from customers. Self-insurance accruals decreased $2,934 in the first three months of 2014, which was $1,269 less than the increase of $1,665 experienced in the first three months of 2013. The decrease occurred primarily in our workers’ compensation classifications and resulted primarily from an overall decrease in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, increased $2,741 for the first three months of 2014 as compared with the increase of $2,460 for the first three months of 2013, with the $281 net change related primarily to an increase in operating supplies and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2014 was $20,211, or $520 less than the $20,731 used during the first three months of 2013. Increases in equipment necessary to support business growth and the purchase of businesses was partially offset by a reduction in the purchase of land and buildings.

Cash Provided By Financing Activities--Cash provided by financing activities of $23,919 increased $19,406 during the first three months of 2014 as compared with $4,513 of cash provided during the first three months of 2013. During the first three months of 2014, our revolving credit facility provided $25,700 in cash as compared with the $5,200 provided during the first three months of 2013. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments on notes payable used $3,020 during the first three months of 2014, $260 more than the $2,760 used in the first three months of 2013. Treasury share transactions (purchases and sales) provided $1,872 for the first three months of 2013, or $850 less cash than the $2,722 provided in the first three months of 2013, and included $58 of cash received from our common share

Index

subscriptions. Dividends paid of $633 decreased $16, as compared with $649 paid in the first three months of 2013.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000 (the previous agreement permitted borrowings up to $140,000 with a letter of credit sublimit of $100,000). Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio.

As of March 29, 2014, we had unused commitments under the facility approximating $75,396, with $99,604 committed, consisting of borrowings of $45,700 and issued letters of credit of $53,904. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of March 29, 2014, to make future payments for the periods indicated.

		Nine Months Ending December 31, 2014
			Year Ending December 31,
Description	Total		2015	2016	2017	2018	Thereafter
Revolving credit facility	$45,700	$—	$—	$—	$—	$45,700	$—
Senior unsecured notes	30,000	—	—	6,000	6,000	6,000	12,000
Term loans	5,905	5,589	175	141	—	—	—
Operating lease obligations	12,485	3,358	3,119	2,348	1,455	1,016	1,189
Self-insurance accruals	59,646	15,301	13,110	8,227	4,418	2,010	16,580
Purchase obligations	11,015	11,015	—	—	—	—	—
Other liabilities	12,404	2,522	794	795	862	864	6,567
	$177,155	$37,785	$17,198	$17,511	$12,735	$55,590	$36,336

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase

Index

obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of March 29, 2014. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of March 29, 2014, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of March 29, 2014, we were contingently liable for letters of credit in the amount of $54,909, of which $53,904 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2014 through 2017. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At March 29, 2014, we had working capital of $61,824, short-term lines of credit approximating $11,074 and $75,396 available under our revolving credit facility.

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2013, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part II - Item 1A. Risk Factors." of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2013 in “Part I - Item 1A. Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended March 29, 2014, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 29, 2014 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 29, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assesses all such matters, including the matter described below, based on current information and makes judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success.  Management's judgment is made subject to the known uncertainty of litigation and management's judgment as to estimates made may prove materially different from actual results.

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
Our facilities and operations are subject to governmental regulations designed to protect the environment, particularly with respect to our services regarding insect and tree, shrub and lawn disease management, because these services involve to a considerable degree the blending and application of spray materials, which require formal licensing in most areas. Continual changes in environmental laws, regulations and licensing requirements, environmental conditions, environmental awareness, technology and social attitudes make it necessary for us to maintain a high degree of awareness of the impact such changes have on our compliance programs and the market for our services. We are subject to existing federal, state and local laws, regulations and licensing requirements regulating the use of materials in our spraying operations as well as certain other aspects of our business. However, if we fail to comply with such laws, regulations or licensing requirements, we may become subject to significant liabilities, fines and/or penalties, which could adversely affect our financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2014
January 1 to January 25	1,318	$23.90	n/a	n/a
January 26 to February 22	332	23.90	n/a	n/a
February 23 to March 29	87,380	26.40	n/a	n/a
Total First Quarter	89,030	26.35

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	May 6, 2014		Joseph R. Paul
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 6, 2014	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Herewith