Form 10-Q
period 2014-06-28
DAVEY TREE EXPERT CO
filed 2014-08-05
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
OR

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

There were 13,307,937 Common Shares, $1.00 par value, outstanding as of August 1, 2014.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 28, 2014

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	June 28, 2014	December 31, 2013
Assets
Current assets:
Cash	$13,821	$15,861
Accounts receivable, net	125,940	105,256
Operating supplies	7,298	5,661
Other current assets	17,658	25,238
Total current assets	164,717	152,016

Property and equipment	516,087	484,150
Less accumulated depreciation	362,699	347,266
	153,388	136,884

Other assets	16,629	16,917
Identified intangible assets and goodwill, net	31,846	27,561
	$366,580	$333,378
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$35,355	$37,922
Accrued expenses	30,735	36,858
Other current liabilities	25,448	30,491
Total current liabilities	91,538	105,271

Long-term debt	88,070	50,034
Self-insurance accruals	39,105	34,655
Other noncurrent liabilities	12,382	12,280
	231,095	202,240
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of June 28, 2014	21,457	21,457
Additional paid-in capital	7,576	5,008
Common shares subscribed, unissued	9,970	10,467
Retained earnings	239,768	230,975
Accumulated other comprehensive loss	(4,172)	(4,393)
	274,599	263,514
Less: Cost of Common shares held in treasury; 8,174 shares at June 28, 2014 and 8,018 shares at December 31, 2013	132,389	125,034
Common shares subscription receivable	6,725	7,342

	135,485	131,138
	$366,580	$333,378

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$213,183	$195,638	$370,570	$338,903

Costs and expenses:
Operating	130,283	119,592	239,514	220,652
Selling	35,813	31,672	64,872	57,247
General and administrative	12,905	11,972	26,804	25,227
Depreciation and amortization	10,468	9,730	20,368	19,216
Gain on sale of assets, net	(101)	(558)	(78)	(660)
	189,368	172,408	351,480	321,682

Income from operations	23,815	23,230	19,090	17,221

Other income (expense):
Interest expense	(706)	(718)	(1,425)	(1,341)
Interest income	76	78	145	161
Other, net	(500)	(606)	(1,305)	(1,309)

Income before income taxes	22,685	21,984	16,505	14,732

Income taxes	8,639	8,548	6,470	5,908

Net income	$14,046	$13,436	$10,035	$8,824

Net income per share:
Basic	$1.04	$.97	$.73	$.63
Diluted	$1.01	$.94	$.71	$.61

Weighted-average shares outstanding:
Basic	13,486	13,847	13,671	14,000
Diluted	13,880	14,240	14,070	14,422

Dividends declared per share	$.045	$.045	$.090	$.090

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$14,046	$13,436	$10,035	$8,824
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	971	(812)	(3)	(1,369)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	110	215	220	430
Prior service cost	2	2	4	4
Defined benefit pension plan adjustments	112	217	224	434

Other comprehensive income (loss), net of tax	1,083	(595)	221	(935)

Comprehensive income	$15,129	$12,841	$10,256	$7,889

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Operating activities
Net income	$10,035	$8,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,368	19,216
Other	430	(255)
Changes in operating assets and liabilities:
Accounts receivable	(18,831)	6,392
Operating liabilities	(4,964)	(8,096)
Other, net	7,125	(4,059)
	4,128	13,198
Net cash provided by operating activities	14,163	22,022

Investing activities
Capital expenditures:
Equipment	(32,648)	(31,830)
Land and buildings	(2,011)	(2,550)
Purchases of businesses	(6,771)	(80)
Other	185	113
Net cash used in investing activities	(41,245)	(34,347)

Financing activities
Revolving credit facility proceeds, net	36,500	17,500
Purchase of common shares for treasury	(11,494)	(11,612)
Sale of common shares from treasury	6,559	6,518
Dividends	(1,242)	(1,274)
Payments of notes payable	(5,281)	(6,058)
Net cash provided by financing activities	25,042	5,074

Decrease in cash	(2,040)	(7,251)

Cash, beginning of period	15,861	19,647
Cash, end of period	$13,821	$12,396

Supplemental cash flow information follows:
Interest paid	$1,393	$1,407
Income taxes paid	2,645	12,077

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation
The condensed consolidated financial statements present the financial position, results of operations and cash flows of The Davey Tree Expert Company and its subsidiaries. When we refer to “we,” “us,” “our,” “Davey,” or “Davey Tree”, we mean The Davey Tree Expert Company and its subsidiaries, unless otherwise expressly stated or the context indicates otherwise.
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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)-In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance.

The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity should recognize revenue to depict the transfer of promised good and services to customers in an amount that reflects the consideration for which the entity expects in exchange for those goods and services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs,

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced information to be presented in the financial statements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

The guidance will be effective for Davey Tree beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the ASU to determine the impact that it may have, if any, on our consolidated financial statements.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the six months ended June 28, 2014 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2014. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
The following comprise accounts receivable, net, and other:

Accounts receivable, net	June 28, 2014	December 31, 2013
Accounts receivable	$104,128	$93,156
Receivables under contractual arrangements	24,115	14,309
	128,243	107,465

Less allowances for doubtful accounts	2,303	2,209

Accounts receivable, net	$125,940	$105,256

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

The following comprise the amounts included in the balance sheet:

Other current assets	June 28, 2014	December 31, 2013
Refundable income taxes	$1,797	$5,317
Deferred income taxes	7,715	7,715
Prepaid expenses	7,374	11,393
Other	772	813
Total	$17,658	$25,238

Accrued expenses	June 28, 2014	December 31, 2013
Employee compensation	$15,212	$18,578
Accrued compensated absences	7,660	6,953
Self-insured medical claims	2,933	2,503
Customer advances, deposits	656	2,191
Taxes, other than income	2,890	5,730
Other	1,384	903
Total	$30,735	$36,858

D.	Business Combinations

Our investment in businesses during the first six months of 2014 was $9,269, including liabilities assumed of $1,078 and debt issued of $1,420. The cash paid was preliminarily allocated, including the liabilities assumed, to the fair value of the primary assets acquired: fixed assets, intangibles and goodwill. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months. During the six months ended June 29, 2013, our investment in businesses was $110, with no liabilities assumed and debt issued of $30.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations was not significant.

Investment in Businesses Subsequent to June 28, 2014--Subsequent to June 28, 2014 and through the end of July 2014, we made an investment in a business approximating $3,300.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	June 28, 2014		December 31, 2013
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$15,774	$11,964	$14,429	$11,398
Employment-related	6,314	5,587	5,631	5,474
Tradenames	5,290	3,997	4,525	3,754

Amortized intangible assets	$27,378	$21,548	$24,585	$20,626

Less accumulated amortization	21,548		20,626

Identified intangibles, net	5,830		3,959

Unamortized intangible assets:
Goodwill	26,016		23,602
	$31,846		$27,561

F.	Long-Term Debt
Our long-term debt consisted of the following:

	June 28, 2014	December 31, 2013
Revolving credit facility
Swing-line borrowings	$4,500	$—
LIBOR borrowings	52,000	20,000
	56,500	20,000
Senior unsecured notes	30,000	30,000
Term loans	4,336	8,468
	90,836	58,468
Less current portion	2,766	8,434
	$88,070	$50,034

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000,

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

F.	Long-Term Debt (continued)
including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio.

As of June 28, 2014, we had unused commitments under the facility approximating $65,372, with $109,628 committed, consisting of borrowings of $56,500 and issued letters of credit of $53,128. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

The $30,000 senior unsecured notes are due July 22, 2020 and were issued during July 2010 as 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes"), pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes.

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
Our shareholders approved the 2014 Omnibus Stock Plan (the “2014 Stock Plan”) at our annual meeting of shareholders on May 20, 2014. The 2014 Stock Plan replaced the expired 2004 Omnibus Stock Plan (the “2004 plan”) previously approved by the shareholders in 2004. The 2014 Stock Plan is administered by the Compensation Committee of the Board of Directors and will remain in effect for ten years. All directors of the Company and employees of the Company and its subsidiaries are eligible to participate in the 2014 Stock Plan. The 2014 Stock Plan (similar to the 2004 plan) continues the maintenance of the Employee Stock Purchase Plan, as well as provisions for the grant of stock options and other stock-based incentives. The 2014 Stock Plan provides for the grant of five percent of the number of the Company’s common shares outstanding as of the first day of each fiscal year plus the number of common shares that were available for grant of awards, but not granted, in prior years. In no event, however, may the number of common shares available for the grant of awards in any fiscal year exceed ten percent of the common shares outstanding as of the first day of that fiscal year. Common shares subject to an award that is forfeited, terminated, or canceled without having been exercised are generally added back to the number of shares available for grant under the 2014 Stock Plan.

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

	Three months ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Compensation expense, all share-based payment plans	$472	$317	$892	$676

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $211 being recognized for the six months ended June 28, 2014 and $203 for the six months ended June 29, 2013.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $154 for the six months ended June 28, 2014 and $91 for the six months ended June 29, 2013.

Stock-Settled Stock Appreciation Rights--During the six months ended June 28, 2014, the Compensation Committee awarded 127,050 stock-settled stock appreciation rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of June 28, 2014.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2014	283,453	$3.15
Granted	127,050	4.88
Forfeited	—	—
Vested	(92,972)	3.17
Unvested, June 28, 2014	317,531	$3.84	2.3 years	$1,048	$8,383

Employee SSARs	300,554	$3.92	2.3 years	$1,011	$7,935
Nonemployee Director SSARs	16,977	$2.29	2.0 years	$37	$448

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $201 for the six months ended June 28, 2014 and $164 for the six months ended June 29, 2013.

Performance-Based Restricted Stock Units--During the six months ended June 28, 2014, the Compensation Committee awarded 39,476 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of June 28, 2014.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2014	95,558	$19.03
Granted	39,476	24.64
Forfeited	—	—
Vested	(13,007)	17.73

Unvested, June 28, 2014	122,027	$20.98	2.8 years	$1,744	$3,222

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $326 for the six months ended June 28, 2014 and $218 for the six months ended June 29, 2013.

We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on historical volatility of our stock prices and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	June 28, 2014	June 29, 2013
Volatility rate	11.2%	11.3%
Risk-free interest rate	2.6%	2.1%
Expected dividend yield	1.5%	1.5%
Expected life of awards (years)	8.7	9.1

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 28, 2014.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2014	662,246	$16.68
Granted	—	—
Exercised	(35,358)	13.10
Forfeited	—	—
Outstanding, June 28, 2014	626,888	$16.88	5.5 years	$5,971

Exercisable, June 28, 2014	357,084	$14.24	3.9 years	$4,340

As of June 28, 2014, there was approximately $713 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.3 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Components of pension cost
Service costs--increase in benefit obligation earned	$13	$56	$26	$111
Interest cost on projected benefit obligation	405	378	809	757
Expected return on plan assets	(498)	(440)	(996)	(880)
Amortization of net actuarial loss	177	347	354	694
Amortization of prior service cost	3	4	6	7
Net pension cost of defined benefit pension plans	$100	$345	$199	$689

Employer Contributions--Contributions of $630 were made to our defined-benefit pension plans during the six months ended June 28, 2014. We expect, as of June 28, 2014, to make additional defined-benefit plan contributions totaling $800 before December 31, 2014.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2014 annual effective tax rate is estimated to approximate 39%.  Our annual effective tax rate for 2013 was 35.7%.

At December 31, 2013, we had unrecognized tax benefits of $1,221, of which $942 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $41. At June 28, 2014, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2009. As of June 28, 2014, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,647	$(6,040)	$(4,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	360	360
Tax effect	—	(136)	(136)
Net of tax amount	(3)	224	221
Balance at June 28, 2014	$1,644	$(5,816)	$(4,172)

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss) (continued)
The change in defined benefit pension plans of $360 for the six months ended June 28, 2014 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

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

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Income available to common shareholders:
Net income	$14,046	$13,436	$10,035	$8,824

Weighted-average shares:
Basic:
Outstanding	13,360	13,711	13,419	13,730
Partially-paid share subscriptions	126	136	252	270
Basic weighted-average shares	13,486	13,847	13,671	14,000

Diluted:
Basic from above	13,486	13,847	13,671	14,000
Incremental shares from assumed:
Exercise of stock subscription purchase rights	44	22	44	22
Exercise of stock options and awards	350	371	355	400
Diluted weighted-average shares	13,880	14,240	14,070	14,422

Net income per share:
Basic	$1.04	$.97	$.73	$.63

Diluted	$1.01	$.94	$.71	$.61

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended June 28, 2014 follows:

Shares outstanding at January 1, 2014	13,438,611
Shares purchased	(437,795)
Shares sold	199,604
Stock subscription offering -- cash purchases	23,447
Options and awards exercised	58,832
(155,912)
Shares outstanding at June 28, 2014	13,282,699

On June 28, 2014, we had 13,282,699 common shares outstanding, employee and director options exercisable to purchase 357,084 common shares, partially-paid subscriptions for 506,066 common shares and purchase rights outstanding for 201,105 common shares.

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
June 28, 2014
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
Residential and Commercial Services--Residential and Commercial Services provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning.
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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)

Segment information reconciled to consolidated external reporting information follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Three Months Ended June 28, 2014
Revenues	$98,842	$113,512	$829	$—		$213,183
Income (loss) from operations	5,940	20,134	(1,091)	(1,168)	(a)	23,815
Interest expense				(706)		(706)
Interest income				76		76
Other income (expense), net				(500)		(500)
Income before income taxes						$22,685
Segment assets, total	$143,504	$160,201	$—	$62,875	(b)	$366,580

Three Months Ended June 29, 2013
Revenues	$94,282	$100,591	$765	$—		$195,638
Income (loss) from operations	4,866	19,127	(322)	(441)	(a)	23,230
Interest expense				(718)		(718)
Interest income				78		78
Other income (expense), net				(606)		(606)
Income before income taxes						$21,984
Segment assets, total	$141,614	$131,438	$—	$63,269	(b)	$336,321

Six Months Ended June 28, 2014
Revenues	$188,134	$181,319	$1,117	$—		$370,570
Income (loss) from operations	8,725	15,897	(3,607)	(1,925)	(a)	19,090
Interest expense				(1,425)		(1,425)
Interest income				145		145
Other income (expense), net				(1,305)		(1,305)
Income before income taxes						$16,505
Segment assets, total	$143,504	$160,201	$—	$62,875	(b)	$366,580

Six Months Ended June 29, 2013
Revenues	$180,094	$157,488	$1,321	$—		$338,903
Income (loss) from operations	5,007	15,104	(1,883)	(1,007)	(a)	17,221
Interest expense				(1,341)		(1,341)
Interest income				161		161
Other income (expense), net				(1,309)		(1,309)
Income before income taxes						$14,732
Segment assets, total	$141,614	$131,438	$—	$63,269	(b)	$336,321

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
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

Our assets and liabilities measured at fair value on a recurring basis at June 28, 2014, were as follows:

		Fair Value Measurements at June 28, 2014 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at June 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$12,736	$12,736	$—	$—

Liabilities:
Deferred compensation	$1,306	$—	$1,306	$—

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2013 were as follows:

		Fair Value Measurements at December 31, 2013 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$12,716	$12,716	$—	$—

Liabilities:
Deferred compensation	$1,144	$—	$1,144	$—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2014
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

	June 28, 2014		December 31, 2013
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$56,500	$56,500	$20,000	$20,000
Senior unsecured notes	30,000	29,537	30,000	28,219
Term loans, noncurrent	1,570	1,570	34	34
Total	$88,070	$87,607	$50,034	$48,253

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
June 28, 2014
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

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a (reduction) increase in operating costs and expenses	$—	$205	$—	$(33)

N.	Contingencies
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
June 28, 2014
(Amounts in thousands, except share data)

N.    Contingencies (continued)

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

Our Business--Our operating results are reported in two segments: Residential and Commercial Services, and Utility Services. Residential and Commercial Services provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning. Utility Services is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development, and environmental planning. All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in "All Other."

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	Percentage Change	June 28, 2014	June 29, 2013	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	61.1	61.1	—	64.6	65.1	(.5)
Selling	16.8	16.2	.6	17.5	16.9	.6
General and administrative	6.1	6.1	—	7.2	7.4	(.2)
Depreciation and amortization	4.9	5.0	(.1)	5.5	5.7	(.2)
Gain on sale of assets, net	—	(.3)	.3	—	(.2)	.2

Income from operations	11.1	11.9	(.8)	5.2	5.1	.1

Other income (expense):
Interest expense	(.3)	(.4)	.1	(.4)	(.4)	—
Interest income	—	—	—	—	—	—
Other, net	(.2)	(.3)	.1	(.4)	(.4)	—

Income before income taxes	10.6	11.2	(.6)	4.4	4.3	.1

Income taxes	4.0	4.4	(.4)	1.7	1.7	—

Net income	6.6%	6.8%	(.2)%	2.7%	2.6%	.1%

Index

Second Quarter—Three Months Ended June 28, 2014 Compared to Three Months Ended June 29, 2013

Our results of operations for the three months ended June 28, 2014 compared to the three months ended June 29, 2013 follows:

	Three Months Ended
	June 28, 2014	June 29, 2013	Change	Percentage Change
Revenues	$213,183	$195,638	$17,545	9.0%

Costs and expenses:
Operating	130,283	119,592	10,691	8.9
Selling	35,813	31,672	4,141	13.1
General and administrative	12,905	11,972	933	7.8
Depreciation and amortization	10,468	9,730	738	7.6
Gain on sale of assets, net	(101)	(558)	457	nm
	189,368	172,408	16,960	9.8

Income from operations	23,815	23,230	585	2.5
Other income (expense):
Interest expense	(706)	(718)	12	(1.7)
Interest income	76	78	(2)	(2.6)
Other, net	(500)	(606)	106	(17.5)
Income before income taxes	22,685	21,984	701	3.2

Income taxes	8,639	8,548	91	1.1

Net income	$14,046	$13,436	$610	4.5%

nm--not meaningful

Revenues--Revenues of $213,183 increased $17,545 compared with $195,638 in the second quarter 2013. Utility Services increased $4,560 or 4.8% compared with the second quarter 2013. Contract rate increases with one of our largest utility customers and increased productivity within our U.S. and Canadian operations accounted for the increase. Residential and Commercial Services increased $12,921 or 12.8% from the second quarter 2013. Increases in tree pruning and tree removal revenue as well as increased productivity on our liquid service applications account for the increase. Total revenues of $213,183 include production incentive revenue, recognized under the completed-performance method, of $651 during the second quarter 2014 compared with $2,123 during the second quarter 2013.

Operating Expenses--Operating expenses of $130,283 increased $10,691 compared with the second quarter 2013 and, as a percentage of revenues, remained steady at 61.1%. Utility Services increased $2,324 or 3.3% compared with the second quarter 2013 but, as a percentage of revenues, decreased 1.1% to 73.7%. Increases in labor expense, repair and maintenance expense, material expense, subcontractor expense and disposal expense were partially offset by decreases in equipment transfer expense and damage expense. Residential and Commercial Services increased $8,035 or 16.7% compared with the second quarter 2013 and, as a percentage of revenues, increased 1.7% to 49.5%. Increases in labor expense, equipment maintenance expense, material expense, tools and parts expense and subcontractor expense were partially offset by a reduction in equipment transfer expense. Fuel costs of $9,251 increased $800, or 9.5%, from the $8,451 incurred in the second quarter 2013 and impacted operating expenses within all segments. The $800 increase included price increases approximating $734 and usage increases approximating $66.

Selling Expenses--Selling expenses of $35,813 increased $4,141 compared with the second quarter 2013 and as a percentage of revenues increased .6% to 16.8%. Utility Services increased $882 or 9.6% over the second quarter

Index

2013 and as a percentage of revenues increased .4% to 10.2%. Increases in field management wages and incentive expense, communication expense, travel and living expenses and communication expense were partially offset by a decrease in field management auto expense, office expense, relocation expense and professional services expense. Residential and Commercial Services experienced an increase of $3,001 or 12.7% over the second quarter 2013. Increases in field management wages and incentive expense, office support wages, field management auto expense, computer expense, field management travel and living expense, sales and marketing expense and communication expense were partially offset by a decrease in professional service expense.

General and Administrative Expenses--General and administrative expenses of $12,905 increased $933 from $11,972 in the second quarter 2013. Increases in salary and incentive expense, stock compensation expense, professional service expense, rent expense and office supplies were partially offset by decreases in pension expense and employee development expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $10,468 increased $738 from $9,730 in the second quarter of 2013.  The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $101 for the second quarter 2014 as compared with a gain of $558 in the second quarter 2013.  The decrease is the result of a reduction in the number of equipment units sold in the second quarter 2014 as compared with the second quarter 2013.

Interest Expense--Interest expense of $706 decreased $12 from the $718 incurred in the second quarter 2013. The decrease is attributable to lower-average interest rates, substantially offset by higher-average debt levels necessary to fund operations and capital expenditures during the second three months of 2014, as compared with the second three months of 2013.

Other, Net--Other, net, of $500 decreased $106 from the $606 incurred in the second quarter 2013 and consisted of nonoperating income and expense, including fair value changes on fuel derivatives and foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income taxes for the second quarter 2014 was $8,639, as compared to $8,548 for the second quarter 2013. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2013 was 35.7%.

Net Income--Net income of $14,046 for the second quarter 2014 was $610 more than the $13,436 experienced in the second quarter 2013.

Index

First Half—Six Months Ended June 28, 2014 Compared to Six Months Ended June 29, 2013

Our results of operations for the six months ended June 28, 2014 compared to the six months ended June 29, 2013 follows:

	Six Months Ended
	June 28, 2014	June 29, 2013	Change	Percentage Change
Revenues	$370,570	$338,903	$31,667	9.3%

Costs and expenses:
Operating	239,514	220,652	18,862	8.5
Selling	64,872	57,247	7,625	13.3
General and administrative	26,804	25,227	1,577	6.3
Depreciation and amortization	20,368	19,216	1,152	6.0
Gain on sale of assets, net	(78)	(660)	582	nm
	351,480	321,682	29,798	9.3

Income from operations	19,090	17,221	1,869	10.9
Other income (expense):
Interest expense	(1,425)	(1,341)	(84)	6.3
Interest income	145	161	(16)	(9.9)
Other, net	(1,305)	(1,309)	4	(.3)
Income before income taxes	16,505	14,732	1,773	12.0

Income taxes	6,470	5,908	562	9.5

Net income	$10,035	$8,824	$1,211	13.7%

nm--not meaningful

Revenues--Revenues of $370,570 increased $31,667 compared with $338,903 in the first half 2013. Utility Services increased $8,040 or 4.5% compared with the first half 2013. Contract rate increases with one of our largest utility customers and increased productivity within our U.S. and Canadian operations account for the increase. Residential and Commercial Services increased $23,831 or 15.1% from the first half 2013. Additional snow plowing revenue, a result of significant winter weather and snow fall in the first quarter, coupled with additional tree pruning, tree removals and increased production on our liquid service applications account for the increase. Total revenues of $370,570 include production incentive revenue, recognized under the completed-performance method, of $3,298 during the first half 2014 compared with 4,573 during the first half 2013.

Operating Expenses--Operating expenses of $239,514 increased $18,862 compared with the first half 2013 but, as a percentage of revenues, decreased .5% to 64.6%. Utility Services increased $1,935 or 1.4% compared with the first half 2013. Increases in labor expense, equipment maintenance expense, subcontractor expense and crew expense were partially offset by decreases in tool and saw expense and material expense. Residential and Commercial Services increased $15,799 or 19.3% compared with the first half 2013. Increases in labor expense, equipment maintenance expense, materials expense, subcontractor expense and tools and saw expense were partially offset by a reductions in crew meal expense and disposal expense.

Fuel costs of $16,873 increased $1,083, or 6.9%, from the $15,790 incurred in the first half 2013 and impacted operating expenses within all segments. The $1,083 increase (exclusive of fair value changes in our fuel derivatives) included price increases approximating $1,003 and usage increases approximating $80. Operating costs and expenses for the first half 2013 included income of $33 related to our fuel derivatives that were fair valued.

Index

Selling Expenses--Selling expenses of $64,872 increased $7,625 compared with the first half 2013 and as a percentage of revenues increased .6% to 17.5%. Utility Services increased $1,508 or 8.5% over the first half 2013 and as a percentage of revenues increased .4% to 10.3%. Increases in field management wages and incentive expense, field management travel expense, communication expense and computer expense were partially offset by a decrease in field management auto expense, rent expense and employee development expense. Residential and Commercial Services experienced an increase of $5,627 or 13.6% over the first half 2013. Increases in field management wages and incentive expense, field management auto expense, computer expense, communication expense, sales and marketing expense, employee development expense and office rent expense account for the increase.

General and Administrative Expenses--General and administrative expenses of $26,804 increased $1,577 from $25,227 in the first half 2013. Increases in salary and incentive expense, professional services expense and office supplies expense and stock compensation expense were partially offset by decreases in employee development expense and travel and living expenses.

Depreciation and Amortization Expense--Depreciation and amortization expense of $20,368 increased $1,152 from $19,216 in the first half of 2013.  The increase is attributable to higher capital expenditures and increased amortization related to purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $78 for the first half 2014 as compared with $660 in the first half 2013.  The decrease is the result of a reduction in the number of equipment units sold in the first half 2014 as compared with the first half 2013.

Interest Expense--Interest expense of $1,425 increased $84 from the $1,341 incurred in the first half 2013. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures, partially offset by lower-average interest rates, during the first six months of 2014, as compared with the first six months of 2013.

Other, Net--Other, net, of $1,305 decreased $4 from the $1,309 incurred in the first half 2013 and consisted of nonoperating income and expense, including fair value changes on fuel derivatives and foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first half 2014 was $6,470, as compared to $5,908 for the first half 2013. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2013 was 35.7%.

Net Income--Net income of $10,035 for the first half 2014 was $1,211 more than the $8,824 experienced in the first half 2013.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the six months ended June 28, 2014 and June 29, 2013 follow:

	2014	2013
Cash provided by (used in):
Operating activities	$14,163	$22,022
Investing activities	(41,245)	(34,347)
Financing activities	25,042	5,074
Decrease in cash	$(2,040)	$(7,251)

Cash Provided by Operating Activities--Cash provided by operating activities was $14,163 for the first six months of 2014, or $7,859 less than the $22,022 provided in the first six months of 2013. The $7,859 decrease in operating cash flow was primarily attributable to an increase of $1,152 in depreciation and amortization, $10,907 more cash used from operating assets and liabilities which was offset by a $1,211 increase in net income.

Overall, accounts receivable increased $18,831 during the first six months of 2014, as compared to the decrease of $6,392 during the first six months of 2013. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2014 increased 3 days to 54 days, as compared to the end of the first six months of 2013. The DSO at June 29, 2013 was 51 days.

Operating liabilities decreased $4,964 in the first six months of 2014, or $3,132 less than the $8,096 decrease in the first six months of 2013. Accounts payable and accrued expenses decreased $9,768 during the first six months of 2014 as compared with a decrease of $10,585 for the first six months of 2013. Decreases in trade payables, employee compensation and employee benefit liabilities were partially offset by increases in compensated-absence accruals, employee savings withholdings, professional services accruals and advance payments from customers. Self-insurance accruals increased $4,804 in the first six months of 2014, which was $2,315 more than the increase of $2,489 experienced in the first six months of 2013. The increase occurred primarily in our workers’ compensation and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, increased $7,125 for the first six months of 2014 as compared with a decrease of $4,059 for the first six months of 2013, with the $11,184 net change related primarily to an decrease in tax deposits and prepaid expenses.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2014 was $41,245, or $6,898 more than the $34,347 used during the first six months of 2013. Increases in equipment necessary to support business growth and the purchase of businesses were partially offset by a reduction in the purchase of land and buildings.

Cash Provided By Financing Activities--Cash provided by financing activities of $25,042 increased $19,968 during the first six months of 2014 as compared with $5,074 of cash provided during the first six months of 2013. During the first six months of 2014, our revolving credit facility provided $36,500 in cash as compared with the $17,500 provided during the first six months of 2013. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments on notes payable used $5,281 during the first six months of 2014, $777 less than the $6,058 used in the first six months of 2013. Treasury share transactions (purchases and sales) used $4,935 for the first six months of 2014, or $159 less cash than the $5,094 used in the first six months of 2013, and included $119 of cash received from our common share subscriptions. Dividends

Index

paid of $1,242 during the first six months of 2014 decreased $32, as compared with $1,274 paid in the first six months of 2013.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio.

As of June 28, 2014, we had unused commitments under the facility approximating $65,372, with $109,628 committed, consisting of borrowings of $56,500 and issued letters of credit of $53,128. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of June 28, 2014, to make future payments for the periods indicated.

		Six Months Ending December 31, 2014
			Year Ending December 31,
Description	Total		2015	2016	2017	2018	Thereafter
Revolving credit facility	$56,500	$—	$—	$—	$—	$56,500	$—
Senior unsecured notes	30,000	—	—	6,000	6,000	6,000	12,000
Term loans	4,336	2,139	802	768	627	—	—
Operating lease obligations	11,366	2,239	3,119	2,348	1,455	1,016	1,189
Self-insurance accruals	61,581	13,519	16,329	10,745	6,456	3,292	11,240
Purchase obligations	6,426	6,426	—	—	—	—	—
Other liabilities	12,382	2,804	842	819	882	882	6,153
	$182,591	$27,127	$21,092	$20,680	$15,420	$67,690	$30,582

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase

Index

obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of June 28, 2014. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of June 28, 2014, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of June 28, 2014, we were contingently liable for letters of credit in the amount of $54,133, of which $53,128 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2014 through 2017. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At June 28, 2014, we had working capital of $73,179, short-term lines of credit approximating $11,207 and $65,372 available under our revolving credit facility.

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)-In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance.

The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity should recognize revenue to depict the transfer of promised good and services to customers in an amount that reflects the consideration for which the entity expects in exchange for those goods and services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced

Index

information to be presented in the financial statements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

The guidance will be effective for Davey Tree beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the ASU to determine the impact that it may have, if any, on our consolidated financial statements.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

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

Index

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

During the quarter ended June 28, 2014, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2013.

Index

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 28, 2014 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 28, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2014
January 1 to January 25	1,318	$23.90	n/a	n/a
January 26 to February 22	332	23.90	n/a	n/a
February 23 to March 29	87,380	26.40	n/a	n/a
Total First Quarter	89,030	26.35

March 30 to April 26	162,903	26.40	n/a	n/a
April 27 to May 24	97,801	26.40	n/a	n/a
May 25 to June 28	88,061	26.40	n/a	n/a
Total Second Quarter	348,765	26.40

Total Year to Date	437,795	$26.39

n/a--Not applicable. There are no publicly announced plans or programs to purchase common shares.

Index

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Pike Electric Corporation; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. The purchases described above were added to our treasury stock.

Item 6.	Exhibits.

See Exhibit Index page below.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	August 5, 2014		Joseph R. Paul
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 5, 2014	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Vice President and Controller
(Principal Accounting Officer)

Index

Exhibit Index

Exhibit No.	Description

10.1
The Davey Tree Expert Company 2014 Omnibus Stock Plan (filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 21, 2014 and incorporated herein by reference).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Herewith