Form 10-Q
period 2014-09-27
DAVEY TREE EXPERT CO
filed 2014-11-06
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
OR

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

There were 13,212,772 Common Shares, $1.00 par value, outstanding as of October 31, 2014.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 27, 2014

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 27, 2014	December 31, 2013
Assets
Current assets:
Cash	$17,143	$15,861
Accounts receivable, net	127,679	105,256
Operating supplies	6,391	5,661
Other current assets	26,748	25,238
Total current assets	177,961	152,016

Property and equipment	526,574	484,150
Less accumulated depreciation	369,305	347,266
	157,269	136,884

Other assets	16,900	16,917
Identified intangible assets and goodwill, net	34,466	27,561
	$386,596	$333,378
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,852	$37,922
Accrued expenses	31,113	36,858
Other current liabilities	35,619	30,491
Total current liabilities	99,584	105,271

Long-term debt	91,578	50,034
Self-insurance accruals	40,093	34,655
Other noncurrent liabilities	11,847	12,280
	243,102	202,240
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of September 27, 2014	21,457	21,457
Additional paid-in capital	8,100	5,008
Common shares subscribed, unissued	9,557	10,467
Retained earnings	248,669	230,975
Accumulated other comprehensive loss	(5,323)	(4,393)
	282,460	263,514
Less: Cost of Common shares held in treasury; 8,171 shares at September 27, 2014 and 8,018 shares at December 31, 2013	133,113	125,034
Common shares subscription receivable	5,853	7,342

	143,494	131,138
	$386,596	$333,378

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	$216,604	$194,772	$587,174	$533,675

Costs and expenses:
Operating	138,991	125,658	378,505	346,310
Selling	37,179	32,376	102,051	89,623
General and administrative	12,407	12,103	39,211	37,330
Depreciation and amortization	11,071	10,255	31,439	29,471
Gain on sale of assets, net	(188)	(501)	(266)	(1,161)
	199,460	179,891	550,940	501,573

Income from operations	17,144	14,881	36,234	32,102

Other income (expense):
Interest expense	(676)	(711)	(2,101)	(2,052)
Interest income	56	76	201	237
Other, net	(1,112)	(713)	(2,417)	(2,022)

Income before income taxes	15,412	13,533	31,917	28,265

Income taxes	5,755	4,889	12,225	10,797

Net income	$9,657	$8,644	$19,692	$17,468

Net income per share:
Basic	$.72	$.63	$1.43	$1.24
Diluted	$.69	$.61	$1.39	$1.20

Weighted-average shares outstanding:
Basic	13,428	13,720	13,745	14,087
Diluted	13,899	14,255	14,167	14,547

Dividends declared per share	$.050	$.045	$.140	$.135

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$9,657	$8,644	$19,692	$17,468
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,263)	444	(1,266)	(925)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	109	216	329	646
Prior service cost	3	1	7	5
Defined benefit pension plan adjustments	112	217	336	651

Other comprehensive income (loss), net of tax	(1,151)	661	(930)	(274)

Comprehensive income	$8,506	$9,305	$18,762	$17,194

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities
Net income	$19,692	$17,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,439	29,471
Other	(322)	(608)
Changes in operating assets and liabilities:
Accounts receivable	(20,570)	(365)
Operating liabilities	(5,535)	(14,441)
Other, net	(1,608)	(14,105)
	3,404	(48)
Net cash provided by operating activities	23,096	17,420

Investing activities
Capital expenditures:
Equipment	(40,152)	(37,639)
Land and building	(9,116)	(2,592)
Purchases of businesses	(9,544)	(80)
Other	423	1,748
Net cash used in investing activities	(58,389)	(38,563)

Financing activities
Revolving credit facility proceeds, net	34,600	20,300
Purchase of common shares for treasury	(13,242)	(13,716)
Sale of common shares from treasury	8,143	7,959
Dividends	(1,998)	(1,910)
Proceeds from notes payable	9,072	3,808
Net cash provided by financing activities	36,575	16,441

Increase (decrease) in cash	1,282	(4,702)

Cash, beginning of period	15,861	19,647
Cash, end of period	$17,143	$14,945

Supplemental cash flow information follows:
Interest paid	$2,461	$2,370
Income taxes paid	6,449	16,901

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as codified in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated.
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

Recent Accounting Guidance

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the guidance in Topic 605, "Revenue Recognition," and will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance.

The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration for which the entity expects in exchange for those goods and services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced information to be presented in the financial statements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

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
September 27, 2014
(Amounts in thousands, except share data)

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the nine months ended September 27, 2014 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2014. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	September 27, 2014	December 31, 2013
Accounts receivable	$102,524	$93,156
Receivables under contractual arrangements	27,213	14,309
	129,737	107,465

Less allowances for doubtful accounts	2,058	2,209

Accounts receivable, net	$127,679	$105,256

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following comprise the amounts included in the balance sheet:

Other current assets	September 27, 2014	December 31, 2013
Refundable income taxes	$—	$5,317
Deferred income taxes	7,715	7,715
Prepaid expenses	18,742	11,393
Other	291	813
Total	$26,748	$25,238

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Accrued expenses	September 27, 2014	December 31, 2013
Employee compensation	$18,571	$18,578
Accrued compensated absences	7,407	6,953
Self-insured medical claims	2,320	2,503
Customer advances, deposits	719	2,191
Taxes, other than income	1,847	5,730
Other	249	903
Total	$31,113	$36,858

Other current liabilities	September 27, 2014	December 31, 2013
Current portion of:
Long-term debt	$12,382	$8,434
Self-insurance accruals	22,461	22,057
Other	776	—
Total	$35,619	$30,491

D.	Business Combinations

During the first nine months of 2014 we invested $12,702 in seven businesses, including liabilities assumed of $1,078 and debt issued of $2,080. The cash paid was preliminarily allocated, including the liabilities assumed, to the fair value of the primary assets acquired: including, tangible assets of $4,395 and intangible assets (including goodwill) of $8,307. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months. During the nine months ended September 28, 2013, our investment in businesses was $110, with no liabilities assumed and debt issued of $30.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations was not significant.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	September 27, 2014		December 31, 2013
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$16,344	$12,263	$14,429	$11,398
Employment-related	6,601	5,664	5,631	5,474
Tradenames	5,312	4,067	4,525	3,754

Amortized intangible assets	$28,257	$21,994	$24,585	$20,626

Less accumulated amortization	21,994		20,626

Identified intangibles, net	6,263		3,959

Unamortized intangible assets:
Goodwill	28,203		23,602
	$34,466		$27,561

F.	Long-Term Debt
Our long-term debt consisted of the following:

	September 27, 2014	December 31, 2013
Revolving credit facility
Swing-line borrowings	$6,600	$—
LIBOR borrowings	48,000	20,000
	54,600	20,000
Senior unsecured notes	30,000	30,000
Term loans	19,360	8,468
	103,960	58,468
Less current portion	12,382	8,434
	$91,578	$50,034

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
(Amounts in thousands, except share data)

F.	Long-Term Debt (continued)
includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio.

As of September 27, 2014, we had unused commitments under the facility approximating $67,614, with $107,386 committed, consisting of borrowings of $54,600 and issued letters of credit of $52,786. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three months ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Compensation expense, all share-based payment plans	$497	$342	$1,389	$1,018

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
(Amounts in thousands, except share data)

 G.    Stock-Based Compensation (continued)

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $330 being recognized for the nine months ended September 27, 2014 and $307 for the nine months ended September 28, 2013.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $285 for the nine months ended September 27, 2014 and $162 for the nine months ended September 28, 2013.

Stock-Settled Stock Appreciation Rights--During the nine months ended September 27, 2014, the Compensation Committee awarded 127,050 stock-settled stock appreciation rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of September 27, 2014.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2014	283,453	$3.15
Granted	127,050	4.88
Forfeited	—	—
Vested	(95,072)	3.18
Unvested, September 27, 2014	315,431	$3.84	2.3 years	$954	$8,769

Employee SSARs	298,454	$3.92	2.3 years	$922	$8,297
Nonemployee Director SSARs	16,977	$2.29	2.1 years	$32	$472

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $296 for the nine months ended September 27, 2014 and $233 for the nine months ended September 28, 2013.

Performance-Based Restricted Stock Units--During the nine months ended September 27, 2014, the Compensation Committee awarded 39,476 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
over specified periods. The following table summarizes performance-based restricted stock units as of September 27, 2014.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2014	95,558	$19.03
Granted	39,476	24.64
Forfeited	—	—
Vested	(14,203)	17.94

Unvested, September 27, 2014	120,831	$20.99	2.9 years	$1,593	$3,359

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $478 for the nine months ended September 27, 2014 and $316 for the nine months ended September 28, 2013.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	September 27, 2014	September 28, 2013
Volatility rate	11.2%	11.3%
Risk-free interest rate	2.6%	2.1%
Expected dividend yield	1.1%	1.5%
Expected life of awards (years)	9.4	9.4

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 27, 2014.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2014	662,246	$16.68
Granted	183,500	26.40
Exercised	(62,492)	13.07
Forfeited	—	—
Outstanding, September 27, 2014	783,254	$19.24	6.5 years	$6,705

Exercisable, September 27, 2014	329,950	$14.34	4.1 years	$4,440

As of September 27, 2014, there was approximately $1,623 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.0 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Components of pension cost
Service costs--increase in benefit obligation earned	$12	$55	$38	$166
Interest cost on projected benefit obligation	405	379	1,214	1,136
Expected return on plan assets	(499)	(439)	(1,495)	(1,319)
Amortization of net actuarial loss	177	347	531	1,041
Amortization of prior service cost	4	3	10	10
Net pension cost of defined benefit pension plans	$99	$345	$298	$1,034

Employer Contributions--Contributions of $1,175 were made to our defined-benefit pension plans during the nine months ended September 27, 2014. We expect, as of September 27, 2014, to make additional defined-benefit plan contributions totaling $250 before December 31, 2014.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
(Amounts in thousands, except share data)

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2014 annual effective tax rate is estimated to approximate 38%.  Our annual effective tax rate for 2013 was 35.7%.

At December 31, 2013, we had unrecognized tax benefits of $1,221, of which $942 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $41. At September 27, 2014, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2010. As of September 27, 2014, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,647	$(6,040)	$(4,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	(1,266)	—	(1,266)
Amounts reclassified from accumulated other comprehensive income (loss)	—	541	541
Tax effect	—	(205)	(205)
Net of tax amount	(1,266)	336	(930)
Balance at September 27, 2014	$381	$(5,704)	$(5,323)

The change in defined benefit pension plans of $541 for the nine months ended September 27, 2014 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
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

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Income available to common shareholders:
Net income	$9,657	$8,644	$19,692	$17,468

Weighted-average shares:
Basic:
Outstanding	13,307	13,583	13,382	13,680
Partially-paid share subscriptions	121	137	363	407
Basic weighted-average shares	13,428	13,720	13,745	14,087

Diluted:
Basic from above	13,428	13,720	13,745	14,087
Incremental shares from assumed:
Exercise of stock subscription purchase rights	77	59	55	35
Exercise of stock options and awards	394	476	367	425
Diluted weighted-average shares	13,899	14,255	14,167	14,547

Net income per share:
Basic	$.72	$.63	$1.43	$1.24

Diluted	$.69	$.61	$1.39	$1.20
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended September 27, 2014 follows:

Shares outstanding at January 1, 2014	13,438,611
Shares purchased	(498,684)
Shares sold	212,180
Stock subscription offering -- cash purchases	41,247
Options and awards exercised	92,632
(152,625)
Shares outstanding at September 27, 2014	13,285,986

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)
On September 27, 2014, we had 13,285,986 common shares outstanding, employee and director options exercisable to purchase 329,950 common shares, partially-paid subscriptions for 485,115 common shares and purchase rights outstanding for 197,456 common shares.

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
We provide a wide range of arboriculture, horticulture, environmental and consulting services to residential, utility, commercial and government entities throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial, and Utility.
Residential and Commercial--Residential and Commercial provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning.
Utility--Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development, and environmental planning.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
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

Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended September 27, 2014
Revenues	$108,096	$107,671	$837	$—		$216,604
Income (loss) from operations	5,725	13,421	(514)	(1,488)	(a)	17,144
Interest expense				(676)		(676)
Interest income				56		56
Other income (expense), net				(1,112)		(1,112)
Income before income taxes						$15,412
Segment assets, total	$155,231	$156,685	$—	$74,680	(b)	$386,596

Three Months Ended September 28, 2013
Revenues	$98,293	$96,023	$456	$—		$194,772
Income (loss) from operations	3,573	12,670	(411)	(951)	(a)	14,881
Interest expense				(711)		(711)
Interest income				76		76
Other income (expense), net				(713)		(713)
Income before income taxes						$13,533
Segment assets, total	$143,980	$132,003	$—	$74,449	(b)	$350,432

Nine Months Ended September 27, 2014
Revenues	$296,230	$288,990	$1,954	$—		$587,174
Income (loss) from operations	14,450	29,318	(4,121)	(3,413)	(a)	36,234
Interest expense				(2,101)		(2,101)
Interest income				201		201
Other income (expense), net				(2,417)		(2,417)
Income before income taxes						$31,917
Segment assets, total	$155,231	$156,685	$—	$74,680	(b)	$386,596

Nine Months Ended September 28, 2013
Revenues	$278,387	$253,511	$1,777	$—		$533,675
Income (loss) from operations	8,580	27,774	(2,294)	(1,958)	(a)	32,102
Interest expense				(2,052)		(2,052)
Interest income				237		237
Other income (expense), net				(2,022)		(2,022)
Income before income taxes						$28,265
Segment assets, total	$143,980	$132,003	$—	$74,449	(b)	$350,432

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
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

Our assets and liabilities measured at fair value on a recurring basis at September 27, 2014, were as follows:

		Fair Value Measurements at September 27, 2014 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 27, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,078	$13,078	$—	$—

Liabilities:
Deferred compensation	$1,400	$—	$1,400	$—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
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
The fair values of our current assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. The assets invested for self-insurance are reported at fair value. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	September 27, 2014		December 31, 2013
Financial Instruments Recorded at Historical Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$54,600	$54,600	$20,000	$20,000
Senior unsecured notes	30,000	30,099	30,000	28,219
Term loans, noncurrent	6,978	6,742	34	34
Total	$91,578	$91,441	$50,034	$48,253

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
September 27, 2014
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

The following table sets forth quantitative information related to our derivative instruments and where amounts were recorded in our consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Economic Hedges - Derivatives Not Designated as Hedging Instruments
Fuel Derivatives:
Change in fair value, recognized in results of operations, as a (reduction) increase in operating costs and expenses	$—	$(92)	$—	$(125)

As of September 27, 2014 we were not invested in, nor did we hold, any derivative contracts. And, during the fourth quarter 2013, all derivative contracts previously entered into expired.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2014
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

Numerous lawsuits related to the Rice Canyon fire were filed against SDG&E, its parent company, Sempra Energy, and Davey. The earliest of the lawsuits naming Davey was filed on April 18, 2008. The Court ordered that the lawsuits be organized into four groups based on type of plaintiff, namely insurance subrogation claimants, individual/business claimants, governmental claimants, and plaintiffs seeking class certification. Plaintiffs motions seeking class certification were denied and the orders denying class certification were affirmed on appeal. SDG&E filed cross-complaints against Davey for contractual indemnity, declaratory relief, and breach of contract.

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

Our Business--Our operating results are reported in two segments: Residential and Commercial, and Utility. Residential and Commercial provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning. Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development, and environmental planning. All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in "All Other."

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	Percentage Change	September 27, 2014	September 28, 2013	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	64.2	64.5	(.3)	64.4	64.9	(.5)
Selling	17.2	16.6	.6	17.3	16.8	.5
General and administrative	5.7	6.2	(.5)	6.7	7.0	(.3)
Depreciation and amortization	5.1	5.3	(.2)	5.4	5.5	(.1)
Gain on sale of assets, net	(.1)	(.2)	.1	—	(.2)	.2

Income from operations	7.9	7.6	.3	6.2	6.0	.2

Other income (expense):
Interest expense	(.3)	(.3)	—	(.4)	(.4)	—
Interest income	—	—	—	—	—	—
Other, net	(.5)	(.4)	(.1)	(.4)	(.3)	(.1)

Income before income taxes	7.1	6.9	.2	5.4	5.3	.1

Income taxes	2.7	2.5	.2	2.1	2.0	.1

Net income	4.4%	4.4%	—%	3.3%	3.3%	—%

Index

Third Quarter—Three Months Ended September 27, 2014 Compared to Three Months Ended September 28, 2013

Our results of operations for the three months ended September 27, 2014 compared to the three months ended September 28, 2013 follows:

	Three Months Ended
	September 27, 2014	September 28, 2013	Change	Percentage Change
Revenues	$216,604	$194,772	$21,832	11.2%

Costs and expenses:
Operating	138,991	125,658	13,333	10.6
Selling	37,179	32,376	4,803	14.8
General and administrative	12,407	12,103	304	2.5
Depreciation and amortization	11,071	10,255	816	8.0
Gain on sale of assets, net	(188)	(501)	313	nm
	199,460	179,891	19,569	10.9

Income from operations	17,144	14,881	2,263	15.2
Other income (expense):
Interest expense	(676)	(711)	35	(4.9)
Interest income	56	76	(20)	(26.3)
Other, net	(1,112)	(713)	(399)	56.0
Income before income taxes	15,412	13,533	1,879	13.9

Income taxes	5,755	4,889	866	17.7

Net income	$9,657	$8,644	$1,013	11.7%

nm--not meaningful

Revenues--Revenues of $216,604 increased $21,832 compared with $194,772 in the third quarter 2013. Utility increased $9,803 or 10.0% compared with the third quarter 2013. Contract rate increases with one of our largest utility customers, new contracts and increased productivity within our U.S. and Canadian operations accounted for the increase. Residential and Commercial increased $11,648 or 12.1% from the third quarter 2013. Increases in tree pruning and tree removal revenue as well as increased productivity on our liquid service applications and additional revenue from the purchases of businesses account for the increase. Total revenues of $216,604 include a reduction of production incentive revenue, recognized under the completed-performance method, of $55 during the third quarter 2014 compared with an increase of $17 during the third quarter 2013.

Operating Expenses--Operating expenses of $138,991 increased $13,333 compared with the third quarter 2013 but, as a percentage of revenues, decreased .3% to 64.2%. Utility increased $5,969 or 7.9% compared with the third quarter 2013 but, as a percentage of revenues, decreased 1.5% to 75.7%. Increases in labor expense, repair and maintenance expense, crew meal expense and tools and parts expense were partially offset by a decrease in material expense. Residential and Commercial increased $6,882 or 14.0% compared with the third quarter 2013 and, as a percentage of revenues, increased .9% to 52.0%. Increases in labor expense, equipment maintenance expense, material expense, tools and parts expense, rented equipment expense and subcontractor expense were partially offset by a reduction in equipment-transfer expense.

Fuel costs of $9,337 increased $551, or 6.3%, from the $8,786 incurred in the third quarter 2013 and impacted operating expenses within all segments. The $551 increase included price increases approximating $505 and usage increases approximating $46.

Index

Selling Expenses--Selling expenses of $37,179 increased $4,803 compared with the third quarter 2013 and as a percentage of revenues increased .6% to 17.2%. Utility increased $1,315 or 14.7% over the third quarter 2013 and as a percentage of revenues increased .4% to 9.5%. Increases in field management wages and incentive expense, communication expense, computer expense, employee development expense and professional services expense were partially offset by a decrease in field management auto expense and travel and living expenses. Residential and Commercial experienced an increase of $3,133 or 12.8% over the third quarter 2013 and, as a percentage of revenues increased .1% to 25.6%. Increases in field management wages and incentive expense, office rent, communication expense, computer expense and employee development expense were partially offset by a decrease in travel and living expenses.

General and Administrative Expenses--General and administrative expenses of $12,407 increased $304 from $12,103 in the third quarter 2013. Increases in professional service expense, salary and incentive expense, stock compensation expense, employee development expense, computer expense and office supplies were partially offset by decreases in pension expense, communication expense and travel and living expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $11,071 increased $816 from $10,255 in the third quarter of 2013.  The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $188 for the third quarter 2014 as compared with a gain of $501 in the third quarter 2013.  The decrease is the result of a reduction in the number of equipment units sold in the third quarter 2014 as compared with the third quarter 2013.

Interest Expense--Interest expense of $676 decreased $35 from the $711 incurred in the third quarter 2013. The decrease is attributable to lower-average interest rates, substantially offset by higher-average debt levels necessary to fund operations and capital expenditures during the third quarter of 2014, as compared with the third quarter of 2013.

Other, Net--Other, net, of $1,112 increased $399 from the $713 incurred in the third quarter 2013 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income taxes for the third quarter 2014 was $5,755, as compared to $4,889 for the third quarter 2013. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 annual effective tax rate is estimated to approximate 38%. Our annual effective tax rate for 2013 was 35.7%.

Net Income--Net income of $9,657 for the third quarter 2014 was $1,013 more than the $8,644 experienced in the third quarter 2013.

Index

Nine Months Ended September 27, 2014 Compared to Nine Months Ended September 28, 2013

Our results of operations for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 follows:

	Nine Months Ended
	September 27, 2014	September 28, 2013	Change	Percentage Change
Revenues	$587,174	$533,675	$53,499	10.0%

Costs and expenses:
Operating	378,505	346,310	32,195	9.3
Selling	102,051	89,623	12,428	13.9
General and administrative	39,211	37,330	1,881	5.0
Depreciation and amortization	31,439	29,471	1,968	6.7
Gain on sale of assets, net	(266)	(1,161)	895	nm
	550,940	501,573	49,367	9.8

Income from operations	36,234	32,102	4,132	12.9
Other income (expense):
Interest expense	(2,101)	(2,052)	(49)	2.4
Interest income	201	237	(36)	(15.2)
Other, net	(2,417)	(2,022)	(395)	19.5
Income before income taxes	31,917	28,265	3,652	12.9

Income taxes	12,225	10,797	1,428	13.2

Net income	$19,692	$17,468	$2,224	12.7%

nm--not meaningful

Revenues--Revenues of $587,174 increased $53,499 compared with $533,675 in the first nine months 2013. Utility increased $17,843 or 6.4% compared with the first nine months 2013. Contract rate increases with one of our largest utility customers, new contracts and increased productivity within our U.S. and Canadian operations account for the increase. Residential and Commercial increased $35,479 or 14.0% from the first nine months 2013. Additional snow plowing revenue, a result of significant winter weather and snow fall in the first quarter, coupled with added revenues from business acquisitions, additional tree pruning and tree removal revenues and increased production on our liquid service applications account for the increase. Total revenues of $587,174 include production incentive revenue, recognized under the completed-performance method, of $3,242 during the first nine months 2014 compared with $4,591 during the first nine months 2013.

Operating Expenses--Operating expenses of $378,505 increased $32,195 compared with the first nine months 2013 but, as a percentage of revenues, decreased .5% to 64.4%. Utility increased $7,904 or 3.7% compared with the first nine months 2013, but as a percentage of revenues, decreased 2.0% to 74.9%. Increases in labor expense, equipment maintenance expense, subcontractor expense, disposal expense and crew expense were partially offset by a decrease in material expense. Residential and Commercial increased $22,681 or 17.3% compared with the first nine months 2013 and as a percentage of revenues increased 1.6% to 53.3%. Increases in labor expense, equipment maintenance expense, material expense, subcontractor expense, crew meals and tools and saw expense were partially offset by a reductions in damage expense, equipment-transfer expense and disposal expense.

Fuel costs of $26,210 increased $1,634, or 6.6%, from the $24,576 incurred in the first nine months 2013 and impacted operating expenses within all segments. The $1,634 increase included price increases approximating $1,499 and usage increases approximating $135. Operating costs and expenses for the first nine months 2013 included income of $125 related to our fuel derivatives that were fair valued.

Index

Selling Expenses--Selling expenses of $102,051 increased $12,428 compared with the first nine months 2013 and as a percentage of revenues increased .5% to 17.3%. Utility increased $2,823 or 10.6% over the first nine months 2013 and as a percentage of revenues increased .4% to 10.0%. Increases in field management wages and incentive expense, field management travel expense, communication expense, employee development expenes, professional services expense and computer expense were partially offset by a decrease in field management auto expense, rent expense and relocation expense. Residential and Commercial experienced an increase of $8,760 or 13.3% over the first nine months 2013 but as a percentage of revenues decreased .1% to 25.8%. Increases in field management wages and incentive expense, field management auto expense, office rent expense, computer expense, communication expense, sales and marketing expense, employee development expense and professional services expense account account, necessary to support the sales growth, account for the increase.

General and Administrative Expenses--General and administrative expenses of $39,211 increased $1,881 from $37,330 in the first nine months 2013. Increases in salary and incentive expense, professional services expense and office supplies expense and stock-based compensation expense were partially offset by decreases in pension expense, employee development expense and travel and living expenses.

Depreciation and Amortization Expense--Depreciation and amortization expense of $31,439 increased $1,968 from $29,471 in the first nine months of 2013.  The increase is attributable to higher capital expenditures and increased amortization related to purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $266 for the first nine months 2014 as compared with $1,161 in the first nine months 2013.  The decrease is the result of a reduction in the number of equipment units sold in the first nine months 2014 as compared with the first nine months 2013.

Interest Expense--Interest expense of $2,101 increased $49 from the $2,052 incurred in the first nine months 2013. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures, partially offset by lower-average interest rates, during the first nine months of 2014, as compared with the first nine months of 2013.

Other, Net--Other, net, of $2,417 increased $395 from the $2,022 incurred in the first nine months 2013 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first nine months 2014 was $12,225, as compared to $10,797 for the first nine months 2013. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2014 annual effective tax rate is estimated to approximate 38%. Our annual effective tax rate for 2013 was 35.7%.

Net Income--Net income of $19,692 for the first nine months 2014 was $2,224 more than the $17,468 experienced in the first nine months 2013.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the nine months ended September 27, 2014 and September 28, 2013 follow:

	2014	2013
Cash provided by (used in):
Operating activities	$23,096	$17,420
Investing activities	(58,389)	(38,563)
Financing activities	36,575	16,441
Increase (Decrease) in cash	$1,282	$(4,702)

Cash Provided by Operating Activities--Cash provided by operating activities was $23,096 for the first nine months of 2014, or $5,676 more than the $17,420 provided in the first nine months of 2013. The $5,676 increase in operating cash flow was primarily attributable to an increase of $1,968 in depreciation and amortization, $1,198 less cash used from operating assets and liabilities and a $2,224 increase in net income.

Overall, accounts receivable increased $20,570 during the first nine months of 2014, as compared to an increase of $365 during the first nine months of 2013. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2014 was 54 days, the same number-of-days as compared to the end of the first nine months of 2013.

Operating liabilities decreased $5,535 in the first nine months of 2014, or $8,906 less than the $14,441 decrease in the first nine months of 2013. Accounts payable and accrued expenses decreased $11,893 during the first nine months of 2014 as compared with a decrease of $12,723 for the first nine months of 2013. Decreases in trade payables, group insurance accruals and accrued interest were partially offset by increases in compensated-absence accruals, employee compensation accruals and professional services accruals. Self-insurance accruals increased $6,358 in the first nine months of 2014, which was $8,076 more than the decrease of $1,718 experienced in the first nine months of 2013. The increase occurred in all classifications--workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, decreased $1,608 for the first nine months of 2014 as compared with a decrease of $14,105 for the first nine months of 2013, with the $12,497 net change related primarily to a decrease in tax deposits and prepaid expenses.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2014 was $58,389, or $19,826 more than the $38,563 used during the first nine months of 2013. Increases in equipment and land and building necessary to support business growth and the purchase of businesses account for the increase.

Cash Provided By Financing Activities--Cash provided by financing activities of $36,575 increased $20,134 during the first nine months of 2014 as compared with $16,441 of cash provided during the first nine months of 2013. During the first nine months of 2014, our revolving credit facility provided $34,600 in cash as compared with the $20,300 provided during the first nine months of 2013. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Borrowings on notes payable provided $9,072 during the first nine months of 2014, $5,264 more than the $3,808 provided in the first nine months of 2013. Treasury share transactions (purchases and sales) used $5,099 for the first nine months of 2014, or $658 less cash than the $5,757 used in the first nine months of 2013, and included $1,489 of cash received from our common

Index

share subscriptions. Dividends paid of $1,998 during the first nine months of 2014 increased $88, as compared with $1,910 paid in the first nine months of 2013.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio. As of September 27, 2014, we were in compliance with all of the financial covenants contained in our revolving credit facility.

As of September 27, 2014, we had unused commitments under the facility approximating $67,614, with $107,386 committed, consisting of borrowings of $54,600 and issued letters of credit of $52,786. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of September 27, 2014, to make future payments for the periods indicated.

		Three Months Ending December 31, 2014
			Year Ending December 31,
Description	Total		2015	2016	2017	2018	Thereafter
Revolving credit facility	$54,600	$—	$—	$—	$—	$54,600	$—
Senior unsecured notes	30,000	—	—	6,000	6,000	6,000	12,000
Term loans	19,360	11,384	1,261	1,534	1,389	432	3,360
Operating lease obligations	10,246	1,119	3,119	2,348	1,455	1,016	1,189
Self-insurance accruals	62,554	7,516	18,819	11,689	7,317	3,899	13,314
Purchase obligations	4,795	4,795	—	—	—	—	—
Other liabilities	11,847	2,833	853	853	921	919	5,468
	$193,402	$27,647	$24,052	$22,424	$17,082	$66,866	$35,331

Index

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of September 27, 2014. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of September 27, 2014, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of September 27, 2014, we were contingently liable for letters of credit in the amount of $54,790, of which $52,786 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2014 through 2017. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At September 27, 2014, we had working capital of $78,377, short-term lines of credit approximating $10,040 and $67,614 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for at least the next twelve months and for the reasonably foreseeable future.

Recent Accounting Guidance

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance.

The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration for which the entity expects in exchange for those goods and services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced information to be presented in the financial statements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

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

On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily with Utility customers; allowance for doubtful accounts; and self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

During the quarter ended September 27, 2014, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 27, 2014 in ensuring that information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 27, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We derive approximately 53% of our total revenues from our Utility segment, including approximately 9% of our total revenues from Pacific Gas & Electric Company. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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

We are subject to intense competition.

We believe that each aspect of our business is highly competitive. Principal methods of competition in our operating segments are customer service, marketing, image, performance and reputation. Pricing is not always a critical factor in a customer’s decision with respect to Residential and Commercial; however, pricing is generally the principal method of competition for Utility, although in most instances consideration is given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility segment competes principally with one major national competitor, as well as several smaller regional firms. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. Our competitors may develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business and may have a material adverse effect on our business, financial condition and results of operations.

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

Index

We are subject to third-party and governmental regulatory claims and litigation.
From time-to-time, customers, vendors, employees, governmental regulatory authorities and others may make claims and take legal action against us. Whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability. Any such financial liability could have a material adverse effect on our financial condition and results of operations. Any such claims and legal actions may also require significant management attention and may detract from management's focus on our operations.

We may be adversely affected if we enter into a major unprofitable contract.
Our Residential and Commercial segment and our Utility segment frequently operate in a competitive bid contract environment. As a result, we may misjudge a bid and be contractually bound to an unprofitable contract, which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2014
January 1 to January 25	1,318	$23.90	n/a	n/a
January 26 to February 22	332	23.90	n/a	n/a
February 23 to March 29	87,380	26.40	n/a	n/a
Total First Quarter	89,030	26.35

March 30 to April 26	162,903	26.40	n/a	n/a
April 27 to May 24	97,801	26.40	n/a	n/a
May 25 to June 28	88,061	26.40	n/a	n/a
Total Second Quarter	348,765	26.40

June 29 to July 26	387	26.40	n/a	n/a
July 27 to August 23	12,142	27.80	n/a	n/a
August 24 to September 27	48,360	27.80	n/a	n/a
Total Third Quarter	60,889	27.79

Total Year-to-Date	498,684	$26.56

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	November 6, 2014		Joseph R. Paul
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 6, 2014	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statement of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith