Form 10-K
period 2014-12-31
DAVEY TREE EXPERT CO
filed 2015-03-10
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Check one):  Large Accelerated Filer ☐  Accelerated Filer ☒    Non-Accelerated Filer ☐  Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 13,168,800 Common Shares outstanding as of February 27, 2015. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 1, 2014 was $330,928,487. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be held on May 19, 2015, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

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

▪	We are subject to third-party and governmental regulatory claims and litigation that may have an adverse effect on us.

▪	We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

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

Our Residential and Commercial segment provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal, planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning.
Our Utility segment is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development and environmental planning.
We also maintain research, technical support and laboratory diagnostic facilities.

Competition and Customers
Our Residential and Commercial segment is one of the largest national tree care organizations in the United States, and competes with other national and local firms with respect to its services. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility segment is the second largest organization in the industry in the United States, and competes principally with one major national competitor, as well as several smaller regional firms.

Principal methods of competition in both operating segments are customer service, marketing, image, performance and reputation. Our program to meet our competition stresses the necessity for our employees to have and project to customers a thorough knowledge of all horticultural services provided, and utilization of modern, well-maintained equipment. Pricing is not always a critical factor in a customer's decision with respect to Residential and Commercial segment; however, pricing is generally the principal method of competition for our Utility segment, although in most instances consideration is given to reputation and past production performance.

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2014, we had revenues of approximately $66 million, or approximately 8% of total revenues, from Pacific Gas & Electric Company ("PG&E"), one of our largest customers.

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

We own several trademarks including "Davey," "Davey and Design," "Arbor Green Pro," "Arbor Green," and "Davey Resource Group." Through substantial advertising and use, we believe that these trademarks have become of value in the identification and acceptance of our products and services.

Employees
We employed approximately 7,600 employees at December 31, 2014. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.

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

Access to Company Information
Davey Tree’s internet address is http://www.davey.com. Through our internet website, by hyperlink to the Securities and Exchange Commission (“SEC”) website (http://www.sec.gov), we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. Availability of the reports occurs contemporaneously with the electronic posting to the SEC’s website as the reports are electronically filed with or furnished to the SEC. The information on our website is not a part of this Annual Report on Form 10-K.

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

The effects of the unpredictable economic recovery and the continuing financial and credit uncertainties may adversely impact our customers’ future spending as well as pricing and payment for our services, thus negatively impacting our operations and growth.
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
We derive approximately 51% of our total revenues from our Utility segment. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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

We are subject to the risk of changes in fuel costs.
The cost of fuel is a major operating expense of our business. Significant increases in fuel prices for extended periods of time will cause our operating expenses to fluctuate. An increase in cost with partial or no corresponding compensation from customers would lead to lower margins that would have an adverse effect on our results of operations.

We could be negatively impacted if our self-insurance accruals or our insurance coverages prove to be inadequate.
We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including any wild fire-related claims, up to certain retained coverage limits). A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability. The determination of such claims and expenses, and the extent of the need for accrued liabilities, are continually reviewed and updated. If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected. Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers’ compensation. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	29	Owned	263,231	14
Utility	3	Owned	36,037	3
Residential and Commercial, and Utility	2	Owned	12,400	2

We also rent approximately 135 properties in 29 states and three provinces.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company.

Our executive officers and their present positions and ages as of March 1, 2015 follow:

Name	Position	Age

Karl J. Warnke	Chairman, President and Chief Executive Officer	63

Patrick M. Covey	President and Chief Operating Officer, U.S. Operations	51

Joseph R. Paul, CPA	Chief Financial Officer and Secretary	53

Christopher J. Bast, CPA, CTP	Treasurer	47

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	57

James E. Doyle	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	46

Dan A. Joy	Executive Vice President and General Manager, Commercial Landscape Services	57

Steven A. Marshall	Executive Vice President, U.S. Utility Operations	63

Richard A. Ramsey	Corporate Vice President, Canadian Operations	65

Brent R. Repenning	Vice President and General Manager, Davey Resource Group	43

Thea R. Sears, CPA	Assistant Controller	46

James F. Stief	Executive Vice President, U.S. Residential Operations	60

Nicholas R. Sucic, CPA	Vice President and Controller	68

Mark J. Vaughn	Vice President and General Manager, Eastern Utility Services	60

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

Mr. Covey was elected President and Chief Operating Officer, U.S. Operations effective April 14, 2014 and served as Chief Operating Officer, U.S. Operations having been appointed in February 2012. Prior to that time, Mr. Covey served as Executive Vice President, having been appointed in January 2007, Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005 and was Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.

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

Mr. Doyle was elected Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited (“Davey Tree Limited”), effective May 21, 2014 and served as Vice President and General Manager, Davey Tree Limited, having been appointed in February 2012. Prior to that time, he served as Vice President and General Manager, Operations, Davey Tree Limited, having been appointed in May 2011 and Vice President, Operations, Davey Tree Limited, having been appointed in January 2006. Previously, having joined Davey Tree in 1989, Mr. Doyle held various managerial positions, including District Manager and Operations Manager.

Mr. Joy was elected Executive Vice President and General Manager, Commercial Landscape Services, effective May 21, 2014 and served as Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2013. Prior to that time, he served as Vice President, Commercial Landscape Services, having been appointed in December 2004 and Operations Manager, Commercial Landscape Services, having been appointed in January 2000. Previously, having joined Davey Tree in 1976, Mr. Joy held various managerial positions, including District Manager and Assistant District Manager.

Mr. Marshall was elected Executive Vice President, U.S. Utility Operations, effective January 1, 2007, and served as Vice President and General Manager of Eastern Utility Services, having been appointed in January 2003. Prior to that time, he served as Vice President, Southern Operations, Utility Services, having been appointed in January 1997. Previously, having joined Davey Tree in 1977, Mr. Marshall held various managerial positions, including Operations Manager, Regional Manager and District Manager.

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

Mr. Stief was elected Executive Vice President, U.S. Residential Operations, effective February 12, 2012 and previously served as Vice President and General Manager, Residential/Commercial Services, since January 2010. Prior to that time Mr. Stief served as Vice President and General Manager, South, West and Central Residential/Commercial Operations, having been appointed in January 2007 and Vice President South, West and Central Residential/Commercial Operations, having been appointed in January 1997. Previously, having joined Davey Tree in 1978, Mr. Stief held various managerial positions, including Operations Manager and District Manager.

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

PART II

Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and, Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. These purchases are added to our treasury stock.

Record Holders and Common Shares

On February 27, 2015 we had 3,635 record holders of our common shares.

On February 27, 2015 we had 13,168,800 common shares outstanding and options exercisable to purchase 389,251 common shares, partially-paid subscriptions for 476,197 common shares and purchase rights outstanding for 195,029 common shares.

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2014	2013
1	4.50	4.50
2	4.50	4.50
3	4.50	4.50
4	5.00	4.50
Total	18.50	18.00

We presently expect to pay comparable cash dividends in 2015.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2014
January 1 to January 25	1,318	$23.90	n/a	n/a
January 26 to February 22	332	23.90	n/a	n/a
February 23 to March 29	87,380	26.40	n/a	n/a
Total First Quarter	89,030	26.35

March 30 to April 26	162,903	26.40	n/a	n/a
April 27 to May 24	97,801	26.40	n/a	n/a
May 25 to June 28	88,061	26.40	n/a	n/a
Total Second Quarter	348,765	26.40

June 29 to July 26	387	26.40	n/a	n/a
July 27 to August 23	12,142	27.80	n/a	n/a
August 24 to September 27	48,360	27.80	n/a	n/a
Total Third Quarter	60,889	27.79

September 28 to October 25	79,692	27.80	n/a	n/a
October 26 to November 29	92,991	27.80	n/a	n/a
November 30 to December 31	56,069	27.80	n/a	n/a
Total Fourth Quarter	228,752	27.80

Total Year to Date	727,436	$26.95

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

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company
Five-Year Cumulative Return
225
200
175
150
125
100
75
50
25
0
2009
2010
2011
2012
2013
2014
Davey
S&P 500 Index
Peer Group

	2009	2010	2011	2012	2013	2014
Davey Tree	100	112	121	144	165	189
S&P 500 Index	100	115	117	136	180	205
Peer Group	100	123	125	137	181	187

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

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$789,911	$713,848	$680,153	$646,034	$591,732
Costs and expenses:
Operating	508,677	462,646	437,332	426,626	387,272
Selling	140,027	120,842	111,578	104,871	97,794
General and administrative	54,970	50,654	48,171	42,793	40,170
Depreciation	40,970	38,231	37,365	37,818	35,530
Amortization of intangible assets	2,070	1,980	1,742	1,908	1,791
Gain on sale of assets, net	(806)	(1,294)	(1,802)	(783)	(437)
Income from operations	44,003	40,789	45,767	32,801	29,612
Interest expense	(2,948)	(2,708)	(2,698)	(3,794)	(2,803)
Interest income	295	311	200	43	46
Litigation settlement	—	—	—	(2,900)	—
Other expense	(3,050)	(2,827)	(2,611)	(2,850)	(2,521)
Income before income taxes	38,300	35,565	40,658	23,300	24,334
Income taxes	15,131	12,712	16,063	9,235	10,281
Net income	$23,169	$22,853	$24,595	$14,065	$14,053
Earnings per share--diluted	$1.63	$1.57	$1.68	$.97	$.93
Shares used for computing per share amounts--diluted	14,238	14,602	14,609	14,537	15,031

Other Financial Data:
Depreciation and amortization	$43,040	$40,211	$39,107	$39,726	$37,321
Capital expenditures	55,731	45,205	29,734	34,701	34,753
Cash flow provided by (used in):
Operating activities	49,279	56,310	43,936	54,422	49,275
Investing activities	(64,060)	(43,205)	(31,179)	(34,128)	(39,304)
Financing activities	17,335	(16,891)	(3,377)	(22,044)	(349)
Cash dividends declared per share	$.1850	$.1800	$.1775	$.1700	$.1700

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$58,843	$46,745	$63,208	$28,501	$25,833
Current ratio	1.54	1.44	1.64	1.28	1.29
Property and equipment, net	160,883	136,884	125,716	130,148	129,627
Total assets	381,004	333,378	330,932	303,734	288,307
Long-term debt	81,306	50,034	54,787	51,136	61,591
Other long-term liabilities	54,854	46,935	59,498	49,837	38,305
Shareholders' equity	136,491	131,138	118,106	100,726	98,369
Common shares:
Issued	21,457	21,457	21,457	21,457	21,457
In treasury	8,292	8,018	7,731	7,611	7,345
Net outstanding	13,165	13,439	13,726	13,846	14,112
Stock options:
Outstanding	770	662	761	1,111	1,256
Exercisable	389	342	640	942	945
ESOT valuation per share	$30.10	$26.40	$23.20	$19.70	$18.40

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2014 Results;

▪	Results of Operations, including fiscal 2014 compared to fiscal 2013, fiscal 2013 compared to fiscal 2012, and liabilities for uncertain income tax positions, and other matters;

▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;

▪	Recent Accounting Guidance;

▪	Critical Accounting Policies and Estimates; and

▪	Market Risk Information, including interest rate risk and foreign currency exchange rate risk.

OVERVIEW OF 2014 RESULTS

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
During the fourth quarter 2013, the Company realigned its reporting to more closely reflect the manner in which performance is assessed and decisions are made in allocating resources to the segments. Our two reportable operating segments are organized by type or class of customer: Residential and Commercial and Utility. The amounts in the table below for 2012 have been conformed to the 2014 and 2013 reporting.
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014/2013	2013/2012
Revenues	100.0%	100.0%	100.0%	10.7%	5.0%
Costs and expenses:
Operating	64.3	64.8	64.3	9.9	5.8
Selling	17.7	16.9	16.4	15.9	8.3
General and administrative	7.0	7.1	7.1	8.5	5.2
Depreciation	5.2	5.4	5.5	7.2	2.3
Amortization of intangible assets	.3	.3	.3	4.5	13.7
Gain on sale of assets, net	(.1)	(.2)	(.3)%	(37.7)	(28.2)
	94.4	94.3	93.3	10.8	6.1
Income from operations	5.6	5.7	6.7	7.9	(10.9)%
Other income (expense):
Interest expense	(.4)	(.3)	(.4)%	8.9	.4
Interest income	—	—	—	nm	nm
Other	(.4)	(.4)	(.3)%	nm	nm
Income before income taxes	4.8	5.0	6.0	7.7	(12.5)
Income taxes	1.9	1.8	2.4	19.0	(20.9)
Net income	2.9%	3.2%	3.6%	1.4%	(7.1)%

nm--not meaningful

Revenues of $789,911 were 10.7% higher than last year’s revenues of $713,848. Utility revenues increased 7.4%, and Residential and Commercial increased 15.3%.

Overall, income from operations of $44,003 increased 7.9% from the $40,789 experienced in the prior year. Income from operations was $21,382 in Utility (a 33.1% increase as compared with 2013) and $37,232 for Residential and Commercial (a 10.9% increase as compared with 2013).

Net income of $23,169 was $316 more than the $22,853 earned in 2013. The increase in net income was attributable to higher income from operations.

Operating activities in 2014 provided cash of $49,279 as compared to $56,310 provided in 2013. The $7,031 net decrease was primarily attributable to (i) an increase in net income of $316, (ii) an increase of $2,829 in depreciation and amortization expense, and (iii) $3,859 more cash used from changes in operating assets and liabilities.

Investing activities used $64,060 in cash, or $20,855 more than that used in 2013, the result of additional expenditures for purchases of equipment and land and building necessary to support additional business growth and the purchases of businesses.

Financing activities provided $17,335 in cash in 2014, $34,226 more than the $16,891 of cash used in 2013. Our revolving credit facility provided $24,500 in cash in 2014 as compared with the $4,200 used during 2013. Purchases of common shares for treasury of $19,598 were partially offset by net cash received of $10,503 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2014 totaled $2,674.

Fiscal 2014 Compared to Fiscal 2013

A comparison of our fiscal year 2014 results to 2013 follows:

	Year Ended December 31,
	2014	2013	Change	% Change
Revenues	$789,911	$713,848	$76,063	10.7%
Costs and expenses:
Operating	508,677	462,646	46,031	9.9
Selling	140,027	120,842	19,185	15.9
General and administrative	54,970	50,654	4,316	8.5
Depreciation	40,970	38,231	2,739	7.2
Amortization of intangible assets	2,070	1,980	90	4.5
Gain on sale of assets, net	(806)	(1,294)	488	(37.7)
	745,908	673,059	72,849	10.8
Income from operations	44,003	40,789	3,214	7.9
Other income (expense):
Interest expense	(2,948)	(2,708)	(240)	8.9
Interest income	295	311	(16)	(5.1)
Other	(3,050)	(2,827)	(223)	7.9
Income before income taxes	38,300	35,565	2,735	7.7
Income taxes	15,131	12,712	2,419	19.0
Net income	$23,169	$22,853	$316	1.4%

nm--not meaningful

Revenues--Revenues of $789,911 increased $76,063 compared with the $713,848 reported in 2013. Utility increased $27,999, or 7.4%, from the prior year. Contract rate increases with one of our largest utility customers, new contracts and increased productivity within our U.S. and Canadian operations account for the increase. Residential and Commercial increased $51,396, or 15.3%, from 2013.  Increased snow plowing revenue, added revenues from business acquisitions, additional tree pruning and tree removal revenues and increased production on our liquid service applications account for the increase.  Total consolidated revenue of $789,911 includes production incentive revenue, recognized under the completed-performance method, of $4,725 during 2014 as compared with $8,120 during 2013.

Operating Expenses--Operating expenses of $508,677 increased $46,031 from the prior year, and as a percentage of revenues decreased .5% to 64.3%. Utility experienced an increase of $15,596, or 5.5%, from 2013, and as a percentage of revenues decreased 1.3% to 74.5%. Increases in employee labor and benefits expense, equipment repair and maintenance expense, travel expense, fuel expense, subcontractor expense and tool and saw expense were partially offset by decreases in material expense, damage expense and equipment transfer expense. Residential and Commercial increased $30,601, or 17.5%, compared with 2013 and as a percentage of revenue increased .9% to 53.2%. Increased employee labor and benefit expense, repair and maintenance expense, fuel expense, material expense, tool and saw expense, subcontractor expense and disposal expense, were partially offset by a reduction in equipment transfer expense and damage expense.

Fuel costs increased in 2014 as compared with fuel costs for 2013 and impacted operating expenses within all segments. During 2014, fuel expense of $35,129 increased $2,201, or 6.7%, from the $32,928 incurred in 2013. Substantially all of the $2,201 increase relates to an increase in volume of fuel.

Selling Expenses--Selling expenses of $140,027 increased $19,185 from 2013 and as a percentage of revenues increased .8% to 17.7%. Utility increased $5,648, or 15.9%, from 2013. Increases in field management wages and incentive expense, field management travel expense, office expense, computer expense, communication expense and employee development expense were partially offset by a reduction in field management auto expense, office rent expense and utilities expense. Residential and Commercial increased $13,415, or 15.2%, from 2013 but as a percentage of revenue remained at 26.3%. Increases in field management wages and incentive expense, field management auto expense, rent expense, computer expense, communication expense, employee development expense, professional services expense and sales and marketing expense were partially offset by a reduction in field management travel expense.

General and Administrative Expenses--General and administrative expenses increased $4,316 to $54,970, a 8.5% increase, from the $50,654 experienced in 2013 and as a percentage of revenues decreased .1% to 7.0%. Pension settlement costs incurred, the result of purchasing annuities related to our defined benefit pension plans, along with increases in salary and incentive expense, office rent and utilities expense, computer expense, office expense and stock compensation expense were partially offset by decreases in management travel expense, communication expense and employee development expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $43,040 increased $2,829 from the prior year but as a percentage of revenues decreased .2% to 5.4%. The increase is attributable to higher capital expenditures for equipment and an increase in amortization expense related to our purchases of businesses.

Gain on Sale of Assets--Gain on the sale of assets of $806 decreased $488 from the $1,294 experienced in 2013. The decrease is the result of a reduction in the number of equipment units sold in 2014 as compared with 2013.

Interest Expense--Interest expense of $2,948 increased $240 from the $2,708 incurred in 2013. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures, partially offset by lower-average interest rates, during the 2014 as compared with 2013.

Other, Net--Other, net of $3,050 increased $223 from the $2,827 experienced in 2013. Other, net, consisted of nonoperating income and expense, including foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income taxes for 2014 were $15,131, an effective tax rate of 39.5%, compared with income taxes for 2013 of $12,712, or an effective tax rate of 35.7%. The increase of 3.8% in the effective tax rate of 39.5% for 2014, as compared to 35.7% for 2013, relates primarily to changes in audit settlements and uncertain tax position adjustments.

Net Income--Net income of $23,169 was $316 higher than the $22,853 earned in 2013, the result of higher income from operations.

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

nm--not meaningful

Revenues--Revenues of $713,848 increased $33,695 compared with the $680,153 reported in 2012. Utility increased $1,220, or .3%, from the prior year. Additional work obtained on two existing contracts as well as new contracts acquired in our U.S. operations were partially offset by a reduction in revenue on our largest utility account, the result of client-imposed production changes and losses of contracts within both our U.S. and Canadian operations. Residential and Commercial increased $31,458, or 10.4%, from 2012.  Despite a slow start in the first quarter of 2013 due to poor weather conditions which delayed our ability to perform liquid service applications, the remainder of the year was strong for our Residential and Commercial operations. Continued contract work with a large customer related to tree damage purportedly caused by one of its products and the addition of a business acquired in the fourth quarter 2012 located in the midwest United States also contributed to the increase. Total consolidated revenue of $713,848 includes production incentive revenue, recognized under the completed-performance method, of $8,120 during 2013 as compared with $5,004 during 2012.

Operating Expenses--Operating expenses of $462,646 increased $25,314 from the prior year, and as a percentage of revenues increased .5% to 64.8%. Utility experienced an increase of $3,801, or 1.3%, from 2012, and as a percentage of revenues increased .7% to 75.8%. Increases in employee labor and benefits expense, equipment repair and maintenance expense, travel expense, fuel expense, tool expense and material expense were partially offset by decreases in subcontractor expense, fuel expense and disposal expense. Residential and Commercial increased $18,531, or 11.9%, compared with 2012 and as a percentage of revenue increased .7% to 52.2%. Increased employee labor and benefit expense, repair and maintenance expense, fuel expense, material expense, tool and saw expense, subcontractor expense and disposal expense, associated with the increased revenue, account for the increase.

Fuel costs increased in 2013 as compared with fuel costs for 2012 and impacted operating expenses within all segments. During 2013, fuel expense of $32,928 increased $639, or 2.0%, from the $32,289 incurred in 2012. Substantially all of the $639 increase relates to an increase in the price of fuel.

Selling Expenses--Selling expenses of $120,842 increased $9,264 from 2012 and as a percentage of revenues increased .5% to 16.9%. Utility increased $1,637, or 4.8%, from 2012. Increases in field management wages and incentive expense, office expense and employee development expense were partially offset by a reduction in field management travel expense, computer expense, field management auto expense, professional services expense and communication expense. Residential and Commercial increased $7,024, or 8.6%, from 2012 but as a percentage of revenue decreased .5% to 26.3%. Increases in field management wages and incentive expense, field management auto expense, travel expense, rent expense, computer expense and sales and marketing expense were partially offset by a reduction in communication expense.

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

The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2009. As of December 31, 2014, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Goodwill—Impairment Tests

Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2014 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2014 that would impact this conclusion.

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

The carrying value of the recorded goodwill for all reporting units totaled $28,164 at December 31, 2014. Based upon the goodwill impairment analysis conducted in the fourth quarter 2014, a hypothetical reduction in the fair value of the individual reporting units, ranging from approximately 46% to 63%, would not have resulted in the carrying value of the individual reporting units exceeding the reduced fair value.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2014 and December 31, 2013, are summarized as follows:

	2014	2013
Cash provided by (used in):
Operating activities	$49,279	$56,310
Investing activities	(64,060)	(43,205)
Financing activities	17,335	(16,891)
Increase (Decrease) in cash	$2,554	$(3,786)

Net Cash Provided by Operating Activities--Operating activities in 2014 provided cash of $49,279 as compared to $56,310 provided in 2013. The $7,031 net decrease was primarily attributable to (i) an increase in net income of $316, (ii) an increase of $2,829 in depreciation and amortization expense, and (iii) $3,859 more cash used from changes in operating assets and liabilities.

Overall, accounts receivable dollars increased $4,489 in 2014 as compared to the $10,307 decrease experienced in 2013. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2014 decreased 4 days to 50 days, as compared to 2013. The DSO at December 31, 2013 was 54 days.

Accounts payable and accrued expenses increased $1,206 in 2014, $3,514 more than the decrease of $2,308 experienced in 2013. Increases in trade payables, health insurance expense, professional service accruals, compensated absence accruals and employee compensation accruals were partially offset by a decrease in advance payments from customers and real estate tax accruals.

Self-insurance accruals increased $2,116 in 2014, a change of $7,137 compared to the decrease of $5,021 experienced in 2013. The increase occurred within our general liability and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net, increased $6,640 in 2014, as compared to the $6,926 increase in 2013. Increases in prepaid expenses, other deposits and operating supplies were partially offset by decreases in tax deposits.

Net Cash Used in Investing Activities--Investing activities used $64,060 in cash, $20,855 more than the $43,205 used in 2013. The increase was primarily the result of additional expenditures for the purchase of equipment and land and building necessary to support additional business growth as well as the purchases of businesses.

Net Cash Used in Financing Activities--Financing activities provided $17,335 in cash in 2014, $34,226 more than the $16,891 of cash used in 2013. Our revolving credit facility provided $24,500 as compared with the $4,200 used during 2013. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Borrowings of long-term debt and capital leases totaled $5,695. Purchases of common shares for treasury of $19,598 were partially offset by net cash received of $10,503 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2014 totaled $2,674.

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

The Amended and Restated Credit Agreement extended the term of the revolving credit facility to November 7, 2018 from December 19, 2014. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio. As of December 31, 2014, we were in compliance with all financial covenants contained in our revolving credit facility.

As of December 31, 2014, we had unused commitments under the facility approximating $70,964, and $104,036 committed, which consisted of borrowings of $44,500 and issued letters of credit of $59,536. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on July 22, 2016 (the sixth anniversary of issuance).  The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of December 31, 2014, we were in compliance with all financial covenants contained in our revolving credit facility.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2014, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2015	2016	2017	2018	2019	Thereafter
Revolving credit facility	$44,500	$—	$—	$—	$44,500	$—	$—
Senior unsecured notes	30,000	—	6,000	6,000	6,000	6,000	6,000
Term loans	15,087	8,281	1,234	803	150	159	4,460
Operating lease obligations	17,231	5,813	4,470	2,918	1,764	868	1,398
Self-insurance accruals	57,934	23,384	13,707	8,627	4,747	2,299	5,170
Purchase obligations	11,145	11,145	—	—	—	—	—
Other liabilities	18,968	8,022	1,076	1,143	1,144	757	6,826
	$194,865	$56,645	$26,487	$19,491	$58,305	$10,083	$23,854

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2014. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2014, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As at December 31, 2014, we were contingently liable to our principal banks for letters of credit in the amount of $61,540 of which $59,536 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as appropriate.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2015 through 2017. We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash of $18,415 as of December 31, 2014 included $8,120 in the U.S. and $10,295 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate a portion of our 2014 Canadian earnings to satisfy our 2014 U.S. based cash flow needs.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2014, we had working capital of $58,843, unused short-term lines of credit approximating $7,281, and $70,964 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions for at least the next twelve months and for the foreseeable future.

RECENT ACCOUNTING GUIDANCE

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers ("Topic 606"),” which will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance.

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

Unless the FASB delays the effective date of the new guidelines, it will be effective for Davey Tree beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the methods of adoption as well as the impact that it may have, if any, on our consolidated financial statements. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

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

On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily arising from Utility customers; allowance for doubtful accounts; and self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

Revenue Recognition--Revenues from Residential and Commercial customers are recognized as the services are provided and amounts are determined to be collectible. Revenues from contractual arrangements, primarily with Utility customers, are recognized based on costs incurred to total estimated contract costs. Changes in estimates and assumptions related to total estimated contract costs may have a material effect on the amounts reported as receivables arising from contractual arrangements and the corresponding amounts of revenues and profit.

Utility Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility customers in the utility industry. One Utility customer, PG&E, approximated 8% of revenues during 2014, 9% during 2013 and 10% during 2012. Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

The following table provides information, as of December 31, 2014, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as at December 31, 2014.

	Expected Maturity Date							Fair Value December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$7,232	$6,136	$6,141	$6,150	$6,159	$10,461	$42,278	$36,123
Average interest rate	4.7%	5.1%	5.1%	5.1%	5.1%	5.1%
Variable rate	$45,549	$1,098	$662	$—	$—	$—	$47,309	$46,259
Average interest rate	1.4%	2.0%	2.8%	—	—	—

Interest rates on the variable-rate debt, as of December 31, 2014, ranged from .9% to 3.3%.

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

For the year ended December 31, 2014, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Discussion of Internal Controls over Financial Reporting

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

Our internal controls over financial reporting include policies and procedures that: (i) provide for the maintenance of records that, in reasonable detail, accurately and fairly reflect our business transactions; (ii) provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP; and (iii) provide reasonable assurance that the unauthorized acquisition, use, or disposition of our assets will be prevented or detected in a timely manner. We maintain a dynamic system of internal controls and processes--including internal controls over financial reporting--designed to ensure reliable financial recordkeeping, transparent financial reporting and protection of physical and intellectual property.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(c) Management’s Annual Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2014, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”).

As permitted by the Securities and Exchange Commission, our evaluation of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Wetland Studies and Solutions, Inc., acquired as of the beginning of the second quarter 2014, which is included in our 2014 consolidated financial statements and represented approximately 2% of our total assets as of December 31, 2014 and 1% of our total revenues for the year ended December 31, 2014.

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Karl J. Warnke	/s/ Joseph R. Paul	/s/ Nicholas R. Sucic
Chairman, President and Chief Executive Officer	Chief Financial Officer and Secretary	Vice President and Controller

Kent, Ohio
March 10, 2015

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

Report of Ernst & Young, LLP
Independent Registered Public Accounting Firm
Regarding Internal Control over Financial Reporting

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wetland Studies and solutions, Inc., which is included in the 2014 consolidated financial statements of The Davey Tree Expert Company and constituted 2% of total assets as of December 31, 2014 and 1% of revenues, for the year then ended. Our audit of internal control over financial reporting of The Davey Tree Expert Company also did not include an evaluation of internal control over financial reporting Wetland Studies and Solutions, Inc.

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of The Davey Tree Expert Company and our report dated March 10, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Akron, Ohio
March 10, 2015

Item 9B.  Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.

Information about our directors is in the section "Election of Directors" of our 2015 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Attendance” of our 2015 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2015 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Shareholders Nominations for Director," which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Report of the Compensation Committee," "Compensation of Executive Officers" and "Compensation of Directors" of our 2015 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2015 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plans Information” of our 2015 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance” of our 2015 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2015 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2015.

THE DAVEY TREE EXPERT COMPANY

By: /s/ Karl J. Warnke
Karl J. Warnke, Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2015.

/s/ Patrick M. Covey	/s/ John E. Warfel
Patrick M. Covey, Director	John E. Warfel, Director
Chief Operating Officer

/s/ Karl J. Warnke
/s/ J. Dawson Cunningham	Karl J. Warnke, Director,
J. Dawson Cunningham, Director	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ William J. Ginn
William J. Ginn, Director	/s/ Joseph R. Paul
Joseph R. Paul, Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ Douglas K. Hall
Douglas K. Hall, Director
/s/ Nicholas R. Sucic
Nicholas R. Sucic, Vice President and Controller
(Principal Accounting Officer)
/s/ Sandra W. Harbrecht
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

10.2	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.3	2004 401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.4	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.5	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6
The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).

10.7	2014 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014).

10.8	Stock Subscription Agreement.	Filed Herewith

21	Subsidiaries of the Registrant.	Filed Herewith

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

Exhibit No.	Description

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statements of Consolidated Shareholders' Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
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

YEAR ENDED DECEMBER 31, 2014

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets -- December 31, 2014 and 2013	F-3
Consolidated Statements of Operations -- Years ended December 31, 2014, 2013 and 2012	F-4
Consolidated Statements of Comprehensive Income -- Years ended December 31, 2014, 2013 and 2012	F-5
Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2014, 2013 and 2012	F-6
Consolidated Statements of Cash Flows -- Years ended December 31, 2014, 2013 and 2012	F-7
Notes to Consolidated Financial Statements -- December 31, 2014
A – Our Business	F-8
B – Summary of Significant Accounting Policies	F-8
C – Recent Accounting Guidance	F-11
D – Business Combinations	F-11
E – Accounts Receivable, Net and Supplemental Balance Sheet Information	F-11

F – Supplemental Operating Information	F-12
G – Supplemental Cash Flow Information	F-13
H – Identified Intangible Assets and Goodwill, Net	F-13
I – Short-Term and Long-Term Debt	F-14
J – Self-Insurance Accruals	F-15

K – Operating Lease Obligations	F-16
L – Common Shares and Preferred Shares	F-16
M – Accumulated Comprehensive Income (Loss)	F-17
N – The Davey 401KSOP and Employee Stock Ownership Plan	F-18

O – Stock-Based Compensation	F-19
P – Defined Benefit Pension Plans	F-23
Q – Income Taxes	F-28
R – Earnings Per Share Information	F-32

S – Operations by Business Segment and Geographic Information	F-32
T – Fair Value Measurements and Financial Instruments	F-35
U – Commitments and Contingencies	F-36
V – Quarterly Results of Operations (Unaudited)	F-37

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

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 10, 2015

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash	$18,415	$15,861
Accounts receivable, net	111,598	105,256
Operating supplies	6,968	5,661
Prepaid expenses	14,088	11,393
Other current assets	16,127	13,845
Total current assets	167,196	152,016
Property and equipment:
Land and land improvements	16,553	13,904
Buildings and leasehold improvements	33,644	27,364
Equipment	482,752	442,882
	532,949	484,150
Less accumulated depreciation	372,066	347,266
	160,883	136,884
Other assets	18,862	16,917
Identified intangible assets and goodwill, net	34,063	27,561
	$381,004	$333,378
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$8,281	$8,434
Accounts payable	42,140	37,922
Accrued expenses	34,925	36,858
Self-insurance accruals	23,007	22,057
Total current liabilities	108,353	105,271
Long-term debt	51,306	20,034
Senior unsecured notes	30,000	30,000
Self-insurance accruals	35,886	34,655
Other liabilities	18,968	12,280
	244,513	202,240
Common shareholders' equity:
Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of December 31, 2014 and 2013	21,457	21,457
Additional paid-in capital	9,461	5,008
Common shares subscribed	9,381	10,467
Retained earnings	251,470	230,975
Accumulated other comprehensive loss	(11,523)	(4,393)
	280,246	263,514
Less: Cost of Common shares held in treasury; 8,292 shares in 2014 and 8,018 in 2013	138,155	125,034
Common shares subscription receivable	5,600	7,342
	136,491	131,138
	$381,004	$333,378
See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$789,911	$713,848	$680,153
Costs and expenses:
Operating	508,677	462,646	437,332
Selling	140,027	120,842	111,578
General and administrative	54,970	50,654	48,171
Depreciation	40,970	38,231	37,365
Amortization of intangible assets	2,070	1,980	1,742
Gain on sale of assets, net	(806)	(1,294)	(1,802)
	745,908	673,059	634,386
Income from operations	44,003	40,789	45,767
Other income (expense):
Interest expense	(2,948)	(2,708)	(2,698)
Interest income	295	311	200
Other	(3,050)	(2,827)	(2,611)

Income before income taxes	38,300	35,565	40,658
Income taxes	15,131	12,712	16,063

Net income	$23,169	$22,853	$24,595

Share data:
Earnings per share--basic:	$1.68	$1.61	$1.74

Earnings per share--diluted:	$1.63	$1.57	$1.68

Weighted-average shares outstanding:
Basic	13,821	14,171	14,102

Diluted	14,238	14,602	14,609

Dividends declared per share	$.1850	$.1800	$.1775

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$23,169	$22,853	$24,595
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (losses)/gains	(2,798)	(1,864)	561
Change in deferred gains on cash flow hedges	—	—	77
Defined benefit pension plans:
Net (loss)/gain arising during the year	(6,023)	3,717	(2,170)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	1,682	861	752
Prior service cost	9	8	9
	1,691	869	761
Defined benefit pension plan adjustments	(4,332)	4,586	(1,409)

Total other comprehensive income (loss), net of tax	(7,130)	2,722	(771)

Comprehensive income	$16,039	$25,575	$23,824

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Common shares
At beginning and end of year	21,457	$21,457	21,457	$21,457	21,457	$21,457
Additional paid-in capital
At beginning of year		5,008		3,431		1,721
Shares sold to employees		3,417		2,745		1,742
Options exercised		(273)		(2,273)		(2,100)
Subscription shares, issued		184		98		428
Stock-based compensation		1,125		1,007		1,640
At end of year		9,461		5,008		3,431
Common shares subscribed, unissued
At beginning of year	531	10,467	561	11,055	—	—
Common shares, subscribed	—	—	—	—	638	12,563
Common shares, issued	(39)	(758)	(21)	(409)	(77)	(1,508)
Cancellations	(16)	(328)	(9)	(179)	—	—
At end of year	476	9,381	531	10,467	561	11,055
Retained earnings
At beginning of year		230,975		210,652		188,613
Net income		23,169		22,853		24,595
Dividends, $ .1850 per share		(2,674)		—		—
Dividends, $ .1800 per share		—		(2,530)		—
Dividends, $ .1775 per share		—		—		(2,556)
At end of year		251,470		230,975		210,652
Accumulated other comprehensive income (loss), net of tax
At beginning of year		(4,393)		(7,115)		(6,344)
Currency translation adjustments		(2,798)		(1,864)		561
Net gain on interest rate contracts		—		—		77
Defined benefit pension plans		(4,332)		4,586		(1,409)
At end of year		(11,523)		(4,393)		(7,115)
Common shares held in treasury
At beginning of year	8,018	(125,034)	7,731	(112,159)	7,611	(104,721)
Shares purchased	727	(19,598)	931	(21,887)	892	(18,103)
Shares sold to employees	(287)	3,822	(299)	3,853	(327)	4,390
Options exercised	(116)	1,861	(319)	4,776	(368)	5,197
Subscription shares, issued	(50)	794	(26)	383	(77)	1,078
At end of year	8,292	(138,155)	8,018	(125,034)	7,731	(112,159)
Common shares subscription receivable
At beginning of year	(531)	(7,342)	(561)	(9,215)	—	—
Shares subscribed	—	—	—	—	(638)	(9,732)
Payments	39	1,543	21	1,728	77	517
Cancellations	16	199	9	145	—	—
At end of year	(476)	(5,600)	(531)	(7,342)	(561)	(9,215)
Common Shareholders' Equity at December 31	13,165	$136,491	13,439	$131,138	13,726	$118,106

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$23,169	$22,853	$24,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,970	38,231	37,365
Amortization	2,070	1,980	1,742
Gain on sale of assets	(806)	(1,294)	(1,802)
Deferred income taxes	(2,679)	1,716	(3,607)
Other	(5,638)	(3,228)	3,493
Changes in operating assets and liabilities:
Accounts receivable	(4,489)	10,307	(24,294)
Accounts payable and accrued expenses	1,206	(2,308)	(1,145)
Self-insurance accruals	2,116	(5,021)	4,468
Other assets, net	(6,640)	(6,926)	3,121
	26,110	33,457	19,341
Net cash provided by operating activities	49,279	56,310	43,936
Investing activities
Capital expenditures:
Equipment	(46,228)	(42,462)	(29,294)
Land and buildings	(9,503)	(2,743)	(440)
Proceeds from sales of property and equipment	1,366	2,080	2,955
Purchases of businesses	(9,695)	(80)	(4,400)
Net cash used in investing activities	(64,060)	(43,205)	(31,179)
Financing activities
Revolving credit facility borrowings/(payments), net	24,500	(4,200)	4,200
Borrowings/(payments) of notes payable	(1,091)	1,442	1,155
Borrowings/(payments) of long-term debt and capital leases	5,695	(583)	(649)
Purchase of common shares for treasury	(19,598)	(21,887)	(18,103)
Sale of common shares from treasury	8,762	9,582	10,735
Cash received on common-share subscriptions	1,741	1,285	1,841
Dividends	(2,674)	(2,530)	(2,556)
Net cash provided by (used in) financing activities	17,335	(16,891)	(3,377)
Increase (Decrease) in cash and cash equivalents	2,554	(3,786)	9,380
Cash and cash equivalents, beginning of year	15,861	19,647	10,267
Cash and cash equivalents, end of year	$18,415	$15,861	$19,647

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2014
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

B.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of Davey Tree and our wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as codified in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Intercompany accounts and transactions have been eliminated in consolidation.

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
December 31, 2014
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)

may not be recoverable, an impairment loss would be recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of the estimated future cash flows.

Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2014 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2014 that would impact this conclusion.

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
December 31, 2014
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

Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 8% of revenues during 2014, 9% in 2013 and 10% in 2012. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.

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
December 31, 2014
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)

comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax.

C.	Recent Accounting Guidance

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers ("Topic 606"),” which will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance.

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

Unless the FASB delays the effective date of the new guidelines, it will be effective for Davey Tree beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the methods of adoption as well as the impact that it may have, if any, on our consolidated financial statements. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

D.	Business Combinations

Our investments in businesses were: (a) $12,853 in 2014, including $1,078 liabilities assumed and debt issued of $2,080; (b) $110 in 2013, including no liabilities assumed and $30 debt issued; and (c) $6,368 in 2012, including liabilities assumed of $1,868 and $100 debt issued.

The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $4,624 in 2014 (all of which is deductible for tax purposes), no goodwill in 2013 and $1,820 in 2012 (of which $258 is deductible for tax purposes).

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2014, 2013 or 2012 was not significant.

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information

Accounts receivable, net, consisted of the following:

	December 31,
	2014	2013
Accounts receivable	$98,657	$93,156
Receivables under contractual arrangements	15,362	14,309
	114,019	107,465
Less allowances for doubtful accounts	2,421	2,209
	$111,598	$105,256

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2014	2013
Refundable income taxes	$2,122	$5,317
Deferred income taxes	8,927	7,715
Note receivable	4,319	—
Other	759	813
Total	$16,127	$13,845

	December 31,
Other assets, noncurrent	2014	2013
Assets invested for self-insurance	$13,684	$12,716
Investment--cost-method affiliate	1,168	1,168
Deferred income taxes	1,705	—
Other	2,305	3,033
Total	$18,862	$16,917

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information (continued)

	December 31,
Accrued expenses	2014	2013
Employee compensation	$19,195	$18,578
Accrued compensated absences	8,034	6,953
Self-insured medical claims	2,722	2,503
Customer advances, deposits	2,030	2,191
Taxes, other than income	2,054	5,730
Other	890	903
Total	$34,925	$36,858

	December 31,
Other liabilities, noncurrent	2014	2013
Pension and retirement plans	$16,311	$7,760
Deferred income taxes	—	2,564
Other	2,657	1,956
Total	$18,968	$12,280

F.	Supplemental Operating Information

Other Nonoperating Income (Expense), Net

Other nonoperating (expense) income, net, included in the statements of operations follows:

	Year Ended December 31,
	2014	2013	2012
Other nonoperating expense, net	$(3,050)	$(2,827)	$(2,611)

Other nonoperating (expense) income, net, includes foreign currency (i) losses of $235 for 2014, (ii) losses of $146 for 2013, and (iii) gains of $11 for 2012 on the intercompany balances of our Canadian operations.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

G.	Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2014	2013	2012
Interest paid	$2,948	$2,732	$2,683
Income taxes paid, net	13,577	20,133	11,131
Noncash transactions:
Debt issued for purchases of businesses	$2,080	$30	$100
Detail of acquisitions:
Assets acquired:
Receivables	$1,852	$—	$474
Operating supplies	61	—	209
Prepaid expense	213	—	47
Equipment	1,726	—	1,826
Deposits and other	558	—	—
Intangibles	8,443	110	3,812
Liabilities assumed	(1,078)	—	(1,868)
Debt issued for purchases of businesses	(2,080)	(30)	(100)
Cash paid	$9,695	$80	$4,400

H.	Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2014		December 31, 2013
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	2.5	years	$16,076	$12,560	$14,429	$11,398
Employment-related	2.8	years	7,026	5,776	5,631	5,474
Tradenames	3.3	years	5,286	4,153	4,525	3,754
Total			28,388	$22,489	24,585	$20,626
Less accumulated amortization			22,489		20,626
Identified intangibles, net			5,899		3,959
Unamortized intangible assets:
Goodwill	Not amortized		28,164		23,602
			$34,063		$27,561

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

H.	Identified Intangible Assets and Goodwill, Net (continued)

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2014 follow:

	Balance at January 1, 2014	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2014
Utility	$3,064	$360	$—	$3,424
Residential and Commercial	20,538	4,264	(62)	24,740
Total	$23,602	$4,624	$(62)	$28,164

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2014, in each of the next five years follows:

Estimated Future Amortization Expense
Year ending December 31, 2015	$1,876
2016	1,670
2017	1,210
2018	473
2019	338

I.	Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2014	2013
Current portion of long-term debt	$8,281	$8,434

At December 31, 2014, we also had unused short-term lines of credit with several banks totaling $7,281, generally at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%. Long-term debt consisted of the following:

	December 31,
	2014	2013
Revolving credit facility
Swing-line borrowings	$7,500	$—
LIBOR borrowings	37,000	20,000
	44,500	20,000
Senior unsecured notes	30,000	30,000
Term loans	15,087	8,468
	89,587	58,468
Less current portion	8,281	8,434
	$81,306	$50,034

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
December 31, 2014
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

As of December 31, 2014, we had unused commitments under the facility approximating $70,964, and $104,036 committed, which consisted of borrowings of $44,500 and issued letters of credit of $59,536. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 3.03% at December 31, 2014 and 2.04% at December 31, 2013.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2014 were as follows: 2015--$8,281; 2016--$7,234; 2017--$6,803; 2018--$6,150; and, 2019--$6,159.

J.	Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2014	2013
Workers' compensation	$32,982	$35,199
Present value discount	1,658	1,796
	31,324	33,403
Vehicle liability	4,940	4,885
General liability	22,629	18,424
Total	58,893	56,712
Less current portion	23,007	22,057
Noncurrent portion	$35,886	$34,655

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

J.	Self-Insurance Accruals (continued)

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2014	2013
Balance, beginning of year	$56,712	$61,733
Provision for claims	30,340	27,084
Payment of claims	28,159	32,105
Balance, end of year	$58,893	$56,712
Workers' compensation discount rate	2.00%	2.00%

K.	Operating Lease Obligations

We lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under noncancelable operating leases, as of December 31, 2014 were as follows:

Minimum lease obligations	Operating Lease Obligations

Year ending December 31, 2015	$5,813
2016	4,470
2017	2,918
2018	1,764
2019	868
2020 and after	1,398
Total minimum lease payments	$17,231

Total rent expense under all operating leases was $6,554 in 2014, $6,167 in 2013 and $5,860 in 2012.

L.	Common Shares and Preferred Shares

Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Common Shares--The number of common shares authorized is 24,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2014 was 21,456,880. The number of shares in the treasury for each of the three years in the period ended December 31, 2014 was as follows: 2014--8,291,947; 2013--$8,018,269; and 2012--$7,730,878.

Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. During 2014, purchases of common shares totaled 727,436 shares for $19,598 in cash; we also had direct sales to directors and employees of 13,061 shares for $346, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 53,857 shares to our 401(k) plan for $1,444 and issued 105,589 shares to participant accounts to satisfy our liability for the

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

L.	Common Shares and Preferred Shares (continued)

2013 employer match in the amount of $2,788. The liability accrued at December 31, 2014 for the 2014 employer match was $2,922. There were also 115,029 shares purchased during 2014 under the Employee Stock Purchase Plan.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding:

	December 31,
	2014	2013
Shares outstanding, beginning of year	13,438,611	13,726,002
Shares purchased	(727,436)	(931,078)
Shares sold	287,536	299,330
Stock subscription offering, employee cash purchases	49,940	25,837
Options exercised	116,282	318,520
	(273,678)	(287,391)
Shares outstanding, end of year	13,164,933	13,438,611

On December 31, 2014, we had 13,164,933 common shares outstanding, employee and director options exercisable to purchase 388,851 common shares, partially-paid subscription for 476,197 common shares and purchase rights outstanding for 195,029 common shares.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

M.	Accumulated Other Comprehensive Income (Loss) (continued)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Interest Rate Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2012	$2,950	$(77)	$(9,217)	$(6,344)
Unrealized gains (losses)	561	—	—	561
Unrealized gains in fair value	—	123	—	123
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,268	1,268
Tax effect	—	—	(507)	(507)
Unrecognized amounts from defined benefit pension plans	—	—	(3,712)	(3,712)
Tax effect	—	(46)	1,542	1,496
Net of tax amount	561	77	(1,409)	(771)
Balance at December 31, 2012	$3,511	$—	$(10,626)	$(7,115)
Unrealized gains (losses)	(1,864)	—	—	(1,864)
Unrealized gains in fair value	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,401	1,401
Tax effect	—	—	(532)	(532)
Unrecognized amounts from defined benefit pension plans	—	—	6,306	6,306
Tax effect	—	—	(2,589)	(2,589)
Net of tax amount	(1,864)	—	4,586	2,722
Balance at December 31, 2013	$1,647	$—	$(6,040)	$(4,393)
Unrealized gains (losses)	(2,798)	—	—	(2,798)
Unrealized gains in fair value	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,786	2,786
Tax effect	—	—	(1,095)	(1,095)
Unrecognized amounts from defined benefit pension plans	—	—	(9,923)	(9,923)
Tax effect	—	—	3,900	3,900
Net of tax amount	(2,798)	—	(4,332)	(7,130)
Balance at December 31, 2014	$(1,151)	$—	$(10,372)	$(11,523)

The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2014, 2013 and 2012 are included in net periodic pension expense and classified in the statement of operations as costs and expenses, general and administrative.

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
December 31, 2014
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

Total compensation for these plans, consisting primarily of the employer match, was $2,922 in 2014, $2,788 in 2013, and $2,643 in 2012.

O.	Stock-Based Compensation

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

Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2014	2013	2012
Compensation expense, all share-based payment plans	$1,860	$1,411	$1,508
Income tax benefit	549	348	383

Stock-based compensation consisted of the following:

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
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

	Year Ended December 31,
	2014	2013	2012
Number of employees participating	1,684	1,500	1,157
Shares purchased during the year	115,029	118,444	136,947
Weighted-average per share purchase price paid	$23.07	$20.01	$17.20
Cumulative shares purchased since 1982	8,751,255	8,636,226	8,517,782

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $463 in 2014, $417 in 2013 and $415 in 2012.

Stock Option Plans-The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $398 in 2014, $234 in 2013 and $166 in 2012.

Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2014, the Compensation Committee of the Board of Directors awarded 127,050 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes the SSARs as of December 31, 2014:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2014	283,453	$3.15
Granted	127,050	4.88
Forfeited	—	—
Vested	(107,232)	3.26
Unvested, December 31, 2014	303,271	$3.84	2.0 years	$865	$8,431
Employee SSARs	286,294	$3.92	2.0 years	$838	$7,959
Nonemployee Director SSARs	16,977	$2.29	1.8 years	$27	$472

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights totaled $384 in 2014, $315 in 2013 and $185 in 2012.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During the year ended December 31, 2014, the Compensation Committee of the Board of Directors awarded 39,476 Performance-Based Restricted Stock Units ("PRSUs") to certain management employees.

Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes
Performance-Based Restricted Stock Units as of December 31, 2014:

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2014	95,558	$19.03
Granted	39,476	24.64
Forfeited	—	—
Vested	(17,325)	17.48
Unvested, December 31, 2014	117,709	$21.14	2.7 years	$1,456	$3,272
Employee PRSUs	103,139	$20.78	2.9 years	$1,236	$2,867
Nonemployee Director PRSUs	14,570	$23.61	1.8 years	$220	$405

Compensation cost for awards is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $615 in 2014, $445 in 2013 and $644 in 2012.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Volatility rate	11.2%	11.3%	11.7%
Risk-free interest rate	2.6%	2.1%	1.6%
Expected dividend yield	1.1%	1.5%	1.5%
Expected life of awards (years)	9.4	9.4	9.1

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2014:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2014	662,246	$16.68
Granted	183,500	26.40
Exercised	(74,715)	13.11
Forfeited	(900)	24.98
Outstanding, December 31, 2014	770,131	$19.33	6.3 years	$1,509	$6,523
Exercisable, December 31, 2014	388,851	$14.70	3.9 years		$5,094

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2014 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$ 11.25	170,047	1.4 years	$11.25	170,047	$11.25
16.00	113,234	4.8 years	16.00	113,234	16.00
16.60	108,900	5.8 years	16.60	69,420	16.60
23.20	194,950	8.5 years	23.20	36,150	23.20
26.40	183,000	9.5 years	26.40	—	26.40
	770,131	6.3 years	$19.33	388,851	$14.70

We issue common shares from treasury upon the exercise of stock options, stock-settled stock appreciation rights, performance-based restricted stock units or purchases under the Employee Stock Purchase Plan.

Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $549 in 2014, $348 in 2013, and $383 in 2012.

Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) stock-settled stock appreciation rights are exercised; (b) performance-based restricted stock units vest; and, (c) stock options are exercised.

When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We report the excess tax benefit as financing cash inflows rather than operating cash inflows. We had excess tax benefits of: $354 in 2014, $242 in 2013, and $402 in 2012.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

P.	Defined Benefit Pension Plans

We have defined benefit pension plans covering certain current and retired U.S. employees. Plans include: (i) the Employee Retirement Plan (“ERP”) for employees hired prior to January 1, 2009; (ii) a plan for bargaining employees not covered by union pension plans (the “SPP”) for which future benefit accruals were frozen effective December 31, 2013; (iii) a Supplemental Executive Retirement Plan (“SERP”); and, (iv) a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees hired prior to January 1, 2009.

Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under our qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

Effective December 31, 2008, enhanced benefits were implemented to our defined contribution savings plan--The Davey 401KSOP and ESOP--at which time, the Board of Directors approved an amendment to freeze the ERP and the Restoration Plan. The ERP was closed to new participants after December 2008. In connection with the freeze of the ERP and Restoration Plan, (i) benefits currently being paid to retirees continue and (ii) benefits accrued through December 31, 2008 for employees covered by the ERP were not affected. All ERP and Restoration Plan balances remain intact and participant account balances, as well as service credits for vesting and retirement eligibility, remain intact and continue in accordance with the terms of the plans. The 2008 freeze of the ERP and Restoration Plan eliminated future accruals only as did the December 31, 2013 freeze of the SPP.

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2014	2013
Change in benefit obligation
Projected benefit obligation at beginning of year	$31,888	$36,045
Service cost	51	222
Interest cost	1,618	1,515
Actuarial (gains)/losses	4,838	(4,272)
New longevity assumptions	3,229	—
Settlements	(4,319)	—
Benefits paid	(1,429)	(1,622)
Projected benefit obligation at end of year	$35,876	$31,888
Accumulated benefit obligation at end of year	$35,475	$31,599

	December 31,
	2014	2013
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$25,754	$22,957
Actual return on plan assets, net of expenses	136	3,793
Employer contributions	1,425	626
Settlements	(4,319)	—
Benefits paid	(1,429)	(1,622)
Fair value of plan assets at end of year	$21,567	$25,754

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

The settlements in the change in benefit obligation and in the change in fair value of plan assets, arise from the purchase, during the fourth quarter ended December 31, 2014, of a guaranteed group annuity contract from a third-party insurance company which unconditionally and irrevocably guarantees the full payment of all annuity payments to the participants that were receiving payments from the ERP plan, with the third-party insurance company having assumed all investment risk associated with funding participant payments.

	December 31,
	2014	2013
Funded status of the plans
Fair value of plan assets	$21,567	$25,754
Projected benefit obligation	35,876	31,888
Funded status of the plans	$(14,309)	$(6,134)

	December 31,
	2014	2013
Amounts reported in the consolidated balance sheets
Current liability	$(38)	$(37)
Noncurrent liability	(14,271)	(6,097)
Funded status of the plans	$(14,309)	$(6,134)

The change in funded status of the plans and accumulated other comprehensive income (loss) related to our defined benefit pension plans as at December 31, 2014, is primarily a result of lower discount rate and having implemented a new set of mortality and mortality improvement tables. During the fourth quarter ended December 31, 2014, the Society of Actuaries (“SOA”) issued new mortality and mortality improvement tables that reflect longer life expectancies and thereby indicate the amount of estimated aggregate benefit payments to plan participants is increasing. We have incorporated the new SOA tables--new longevity assumptions--into our December 31, 2014 measurement of pension plans’ benefit obligations.

Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2014		At December 31, 2013
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$17,093	$10,339	$9,942	$5,995
Unrecognized prior service cost	55	33	69	45
	$17,148	$10,372	$10,011	$6,040

To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants. The total amount of unrecognized prior service cost is also amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2015 follows:

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

	Year ending December 31, 2015
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$1,546	$928
Unrecognized prior service cost	14	8
	$1,560	$936

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2014	2013
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$35,876	$31,888
Accumulated benefit obligation	35,475	31,599
Fair value of plan assets	21,567	25,754

The actuarial assumptions follow. The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2014	2013	2012
Actuarial assumptions
Discount rate	4.30%	5.20%	4.25%
Expected long-term rate of return on plan assets	7.50	7.75	7.75

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2014	2013	2012
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$51	$222	$185
Interest cost on projected benefit obligation	1,618	1,515	1,657
Expected return on plan assets	(1,993)	(1,760)	(1,701)
Settlement loss	2,065	—	219
Amortization of net actuarial loss	708	1,388	1,041
Amortization of prior service cost	14	14	14
Net pension expense of defined benefit pension plans	$2,463	$1,379	$1,415

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

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

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2014, was 7.50%.

Plan Assets--The fair values of our pension plan assets at December 31, 2014 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2014 Using:
Description	Total Carrying Value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds	$2,442	$—	$2,442	$—
U.S. large-cap equities
Growth	2,625	2,625	—	—
Value	2,088	2,088	—	—
U.S. small/mid-cap equities
Growth	1,623	1,623	—	—
Value	1,844	1,844	—	—
International equities
Growth	2,128	2,128	—	—
Value	2,124	2,124	—	—
Fixed income	3,747	3,747	—	—
Multiclass world-allocation mutual funds	2,946	2,946	—	—
	$21,567	$19,125	$2,442	$—

The fair values of our pension plan assets at December 31, 2013 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

		Fair Value Measurements at December 31, 2013 Using:
Description	Total Carrying Value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds	$1,726	$—	$1,726	$—
U.S. large-cap equities
Growth	3,639	3,639	—	—
Value	2,971	2,971	—	—
U.S. small/mid-cap equities
Growth	1,813	1,813	—	—
Value	1,959	1,959	—	—
International equities
Growth	2,718	2,718	—	—
Value	2,622	2,622	—	—
Fixed income	4,423	4,423	—	—
Multiclass world-allocation mutual funds	3,883	3,883	—	—
	$25,754	$24,028	$1,726	$—

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

Expected Benefit Plan Contributions--We expect, as of December 31, 2014, to make defined-benefit contributions totaling $1,038 before December 31, 2015.

Expected Benefit Plan Payments--The benefits, as of December 31, 2014, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow:

Participants Benefits
Estimated future payments
Year ending December 31, 2015	$1,117
2016	1,268
2017	1,454
2018	1,529
2019	1,618
Years 2020 to 2024	9,233

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

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

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIB/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2014	2013		2014	2013	2012
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$743	$755	$417	No	Ranging from December 31, 2014 to December 31, 2017
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	105	100	75	No	December 31, 2017
					$848	$855	$492

We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.

Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”).

We are party to eight collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from December 31, 2014 (currently in negotiations) to December 31, 2017 and one collective-bargaining agreement with Eighth District Electrical Pension Fund with an expiration date of December 31, 2017.

Q.	Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2014	2013	2012
United States	$30,380	$29,203	$35,414
Canada	7,920	6,362	5,244
Total	$38,300	$35,565	$40,658

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

Q.	Income Taxes (continued)

The provision for income taxes follows:

	Year Ended December 31,
	2014	2013	2012
Currently payable:
Federal	$13,159	$7,089	$15,853
State	2,524	2,183	2,239
Canadian	2,127	1,724	1,578
Total current	17,810	10,996	19,670
Deferred taxes	(2,679)	1,716	(3,607)
Total taxes on income	$15,131	$12,712	$16,063

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.9	3.6	3.9
Effect of Canadian income taxes	(1.7)	(1.6)	(1.0)
Nondeductible expenses	1.9	1.9	1.4
ESOP dividend deduction	(.7)	(.8)	(.7)
Audit settlements and uncertain tax adjustments	1.6	(2.2)	1.8
All other, net	(.5)	(.2)	(.9)
Effective income tax rate	39.5%	35.7%	39.5%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.

Significant components of our current net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2014	2013
Deferred tax assets:
Accrued compensation obligations	$3,090	$1,883
Self-insurance accruals	8,107	7,693
Prepaid expenses	(3,160)	(2,565)
Other, net	1,102	908
	9,139	7,919
Less deferred tax asset valuation allowance	212	204
Net deferred income tax assets--current	$8,927	$7,715

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

Q.	Income Taxes (continued)

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2014	2013
Deferred tax assets:
Self-insurance accruals	$12,554	$12,129
Accrued expenses and other liabilities	1,388	895
Accrued stock compensation	1,642	1,550
Defined benefit pension plans	4,573	1,873
Foreign tax credit carryforward	768	768
Other future deductible amounts, net	2,030	1,737
	22,955	18,952
Less deferred tax asset valuation allowance	556	564
	22,399	18,388
Deferred tax liabilities:
Intangibles	269	234
Property and equipment	20,425	20,718
	20,694	20,952
Net deferred tax assets--noncurrent	$1,705
Net deferred tax liabilities--noncurrent		$2,564

We treat all of our Canadian subsidiary earnings through December 31, 2014 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2014, approximately $30,459 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.

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

A deferred tax asset has been recorded for the portion of the foreign tax credit that is unavailable in the current year--the foreign tax credit carryforward arising in 2010--wherein we repatriated earnings of our Canadian operations due to capital in Canada in excess of current and future projected needs.  As a result, we recognized and recorded in 2010 additional U.S. federal and state taxes that were payable as a result of the repatriation of the previously undistributed earnings. A valuation allowance is required when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Because of the uncertainty regarding realization, a valuation allowance equal to the U.S. tax benefit of the foreign tax credit carryforward is recorded--$768 at December 31, 2014--which is subject to expiration in 2020, if not utilized.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
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

The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2014	2013
Unrecognized tax benefits	$1,949	$1,221
Portion, if recognized, would reduce tax expense and effective tax rate	1,512	942
Accrued interest on unrecognized tax benefits	77	41
Accrued penalties on unrecognized benefits	—	—

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2009. As of December 31, 2014, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$1,221	$2,638	$1,825
Additions based on tax positions related to the current year	587	370	667
Additions for tax positions of prior years	234	133	149
Reductions for tax positions of prior years	(79)	(1,155)	(3)
Reductions related to settlements with taxing authorities	—	(460)	—
Lapses in statutes of limitations	(14)	(305)	—
Balance, end of year	$1,949	$1,221	$2,638

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

R.	Earnings Per Share Information

Earnings per share is computed as follows:

	Year Ended December 31,
	2014	2013	2012
Income available to common shareholders:
Net income	$23,169	$22,853	$24,595
Weighted-average shares:
Basic:
Outstanding	13,337,198	13,639,356	13,867,771
Partially-paid share subscriptions	484,025	531,325	234,595
Basic weighted-average shares	13,821,223	14,170,681	14,102,366
Diluted:
Basic from above	13,821,223	14,170,681	14,102,366
Incremental shares from assumed:
Exercise of stock subscription purchase rights	54,824	34,273	5,750
Exercise of stock options and awards	362,229	397,478	500,741
Diluted weighted-average shares	14,238,276	14,602,432	14,608,857
Share data:
Earnings per share--basic	$1.68	$1.61	$1.74
Earnings per share--diluted	$1.63	$1.57	$1.68

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
December 31, 2014
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2014
Revenues	$404,519	$386,274	$(882)	$—		$789,911
Income (loss) from operations	21,382	37,232	(6,037)	(8,574)	(a)	44,003
Interest expense				(2,948)		(2,948)
Interest income				295		295
Other income (expense), net				(3,050)		(3,050)
Income before income taxes						$38,300

Depreciation	$23,225	$14,544	$—	$3,201	(b)	$40,970
Amortization	174	1,896	—	—		2,070
Capital expenditures	25,994	17,490	—	12,247		55,731
Segment assets, total	150,002	144,413	—	86,589	(c)	381,004

Fiscal Year 2013
Revenues	$376,520	$334,878	$2,450	$—		$713,848
Income (loss) from operations	16,070	33,566	(2,869)	(5,978)	(a)	40,789
Interest expense				(2,708)		(2,708)
Interest income				311		311
Other income (expense), net				(2,827)		(2,827)
Income before income taxes						$35,565

Depreciation	$22,261	$13,286	$—	$2,684	(b)	$38,231
Amortization	359	1,440	—	181		1,980
Capital expenditures	21,642	17,577	—	5,986		45,205
Segment assets, total	145,021	122,542	—	65,815	(c)	333,378

Fiscal Year 2012
Revenues	$375,300	$303,420	$1,433	$—		$680,153
Income (loss) from operations	20,107	30,787	(1,366)	(3,761)	(a)	45,767
Interest expense				(2,698)		(2,698)
Interest income				200		200
Other income (expense), net				(2,611)		(2,611)
Income before income taxes						$40,658

Depreciation	$22,844	$12,236	$—	$2,285	(b)	$37,365
Amortization	465	1,058	—	219		1,742
Capital expenditures	15,737	10,266	—	3,731		29,734
Segment assets, total	150,294	122,298	—	58,340	(c)	330,932

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

(b)	Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.

(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2014	2013	2012
Revenues
United States	$706,145	$637,524	$607,339
Canada	83,766	76,324	72,814
	$789,911	$713,848	$680,153

	December 31,
	2014	2013	2012
Long-lived assets, net
United States	$196,116	$166,598	$153,946
Canada	17,692	14,764	15,237
	$213,808	$181,362	$169,183

T.	Fair Value Measurements and Financial Instruments

Financial Accounting Standards Board Accounting Standard Codification 820, “Fair Value of Measurements and Disclosures (“Topic 820”)” defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.

Valuation Hierarchy--Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The hierarchy prioritizes the inputs into three broad levels:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2 inputs are observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

T.	Fair Value Measurements and Financial Instruments (continued)

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013, were as follows:

		Fair Value Measurements at December 31, 2014 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,684	$13,684	$—	$—
Defined benefit pension plan assets	21,567	19,125	2,442	—

Liabilities:
Deferred compensation	$1,423	$—	$1,423	$—

		Fair Value Measurements at December 31, 2013 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$12,716	$12,716	$—	$—
Defined benefit pension plan assets	25,754	24,028	1,726	—

Liabilities:
Deferred compensation	$1,144	$—	$1,144	$—

The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

T.	Fair Value Measurements and Financial Instruments (continued)

Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. The assets invested for self-insurance are money market funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of our derivative instruments are calculated based on market rates to settle the instruments, as discussed below, representing the amount we would receive upon sale or pay upon transfer. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$44,500	$44,500	$20,000	$20,000
Senior unsecured notes	30,000	30,688	30,000	28,219
Term loans, noncurrent	6,806	7,195	34	34
Total	$81,306	$82,383	$50,034	$48,253

The carrying value of our revolving credit facility approximates fair value--classified as Level 2--as the interest rates on the amounts outstanding are variable. The fair value of our senior unsecured notes and term loans--classified as Level 2--is determined based on expected future weighted-average interest rates with the same remaining maturities.

Market Risk--In the normal course of business, we are exposed to market risk related to changes in foreign currency exchange rates, changes in interest rates and changes in fuel prices. We do not hold or issue derivative financial instruments for trading or speculative purposes. In prior years, we have used derivative financial instruments to manage risk, in part, associated with changes in interest rates and changes in fuel prices. Presently, we are not engaged in any hedging or derivative activities.

U.	Commitments and Contingencies

Letters of Credit

At December 31, 2014, we were contingently liable to our principal banks in the amount of $61,540 for letters of credit outstanding primarily related to insurance coverage.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2014
(In thousands, except share data)

U.	Commitments and Contingencies (continued)

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

V.	Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2014 and 2013.

	Fiscal 2014, Three Months Ended
	Mar 29	Jun 29	Sept 27	Dec 31
Revenues	$157,387	$213,183	$216,604	$202,737
Gross profit (revenues less costs and expenses, operating)	48,156	82,900	77,613	72,565
Income (loss) from operations	(4,725)	23,815	17,144	7,769
Net income (loss)	(6,180)	14,046	9,657	5,646

Net income (loss) per share--Basic	$(.29)	$1.04	$.72	$.21
Net income (loss) per share -- Diluted:	$(.29)	$1.01	$.69	$.22

ESOT Valuation per share	$26.40	$26.40	$27.80	$30.10

	Fiscal 2013, Three Months Ended
	Mar 30	Jun 29	Sept 28	Dec 31
Revenues	$143,265	$195,638	$194,772	$180,173
Gross profit (revenues less costs and expenses, operating)	42,205	76,046	69,114	63,837
Income (loss) from operations	(6,009)	23,230	14,881	8,687
Net income (loss)	(4,612)	13,436	8,644	5,385

Net income (loss) per share -- Basic	$(.33)	$.97	$.63	$.34
Net income (loss) per share -- Diluted	$(.33)	$.94	$.61	$.35

ESOT Valuation per share	$23.20	$23.20	$23.90	$26.40

Fourth quarters 2014 and 2013 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2014 and 2013 by approximately $3,875 and $3,951, respectively.