Form 10-Q
period 2015-04-04
DAVEY TREE EXPERT CO
filed 2015-05-05
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
OR

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

There were 13,084,255 Common Shares, $1.00 par value, outstanding as of May 1, 2015.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 4, 2015

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 4, 2015	December 31, 2014
Assets
Current assets:
Cash	$16,696	$18,415
Accounts receivable, net	106,474	111,598
Operating supplies	7,254	6,968
Other current assets	26,749	30,215
Total current assets	157,173	167,196

Property and equipment	547,224	532,949
Less accumulated depreciation	377,958	372,066
	169,266	160,883

Other assets	20,882	18,862
Identified intangible assets and goodwill, net	33,528	34,063
	$380,849	$381,004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$37,041	$42,140
Accrued expenses	23,535	34,925
Other current liabilities	28,346	31,288
Total current liabilities	88,922	108,353

Long-term debt	103,307	81,306
Self-insurance accruals	37,568	35,886
Other noncurrent liabilities	19,077	18,968
	248,874	244,513
Common shareholders' equity:

Common shares, $1.00 par value, per share; 24,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of April 4, 2015	21,457	21,457
Additional paid-in capital	11,822	9,461
Common shares subscribed, unissued	9,343	9,381
Retained earnings	247,258	251,470
Accumulated other comprehensive loss	(13,464)	(11,523)
	276,416	280,246
Less: Cost of Common shares held in treasury; 8,243 shares at April 4, 2015 and 8,292 shares at December 31, 2014	139,015	138,155
Common shares subscription receivable	5,426	5,600

	131,975	136,491
	$380,849	$381,004

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenues	$174,292	$157,387

Costs and expenses:
Operating	119,858	109,231
Selling	32,656	29,059
General and administrative	15,132	13,899
Depreciation and amortization	10,661	9,900
(Gain)/loss on sale of assets, net	(30)	23
	178,277	162,112

Loss from operations	(3,985)	(4,725)

Other income (expense):
Interest expense	(790)	(719)
Interest income	63	69
Other, net	(827)	(805)

Loss before income taxes	(5,539)	(6,180)

Income tax benefits	(2,011)	(2,169)

Net loss	$(3,528)	$(4,011)

Net loss per share--basic and diluted	$(.27)	$(.29)

Weighted-average shares outstanding--basic and diluted	13,311	13,606

Dividends declared per share	$.050	$.045

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net loss	$(3,528)	$(4,011)
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(2,183)	(974)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	240	110
Prior service cost	2	2
Defined benefit pension plan adjustments	242	112

Other comprehensive loss, net of tax	(1,941)	(862)

Comprehensive loss	$(5,469)	$(4,873)

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Operating activities
Net loss	$(3,528)	$(4,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,661	9,900
Other	(831)	(266)
Changes in operating assets and liabilities:
Accounts receivable	5,124	3,782
Operating liabilities	(5,880)	(11,872)
Other, net	2,310	(2,741)
	11,384	(1,197)
Net cash provided by (used in) operating activities	7,856	(5,208)

Investing activities
Capital expenditures:
Equipment	(28,309)	(17,972)
Land and building	(199)	(131)
Purchases of businesses	(500)	(2,178)
Other	79	70
Net cash used in investing activities	(28,929)	(20,211)

Financing activities
Revolving credit facility proceeds, net	22,500	25,700
Purchase of common shares for treasury	(3,061)	(2,344)
Sale of common shares from treasury	4,334	4,216
Dividends	(685)	(633)
Payments of notes payable	(3,734)	(3,020)
Net cash provided by financing activities	19,354	23,919

Decrease in cash	(1,719)	(1,500)

Cash, beginning of period	18,415	15,861
Cash, end of period	$16,696	$14,361

Supplemental cash flow information follows:
Interest paid	$1,175	$1,060
Income taxes paid	956	1,321

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).
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

The new revenue recognition guidance will be effective for Davey Tree beginning January 1, 2017. However, the FASB, on April 1, 2015, voted to propose to defer the effective date by one year and that proposal is planned to be subject to a 30-day comment period. If the proposal is approved, early adoption would be permitted as of the original effective date. As proposed the guidance permits two implementation approaches: one, requiring retrospective application with restatement for each period presented or; two, as a cumulative-effect adjustment

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
with disclosure of changes as compared with prior standards for each period presented. We are currently evaluating the methods of adoption as well as the impact that it may have, if any, on our consolidated financial statements. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended April 4, 2015 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2015. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	April 4, 2015	December 31, 2014
Accounts receivable	$88,697	$98,657
Receivables under contractual arrangements	20,426	15,362
	109,123	114,019
Less allowances for doubtful accounts	2,649	2,421
Accounts receivable, net	$106,474	$111,598

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Accrued expenses	April 4, 2015	December 31, 2014
Employee compensation	$10,114	$19,195
Accrued compensated absences	8,528	8,034
Self-insured medical claims	1,142	2,722
Customer advances, deposits	314	2,030
Taxes, other than income	2,692	2,054
Other	745	890
Total	$23,535	$34,925

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

D.	Business Combinations

Our investment in businesses during the first three months of 2015 was $800, with no liabilities assumed and debt issued of $300. The purchase price allocation is preliminary. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months. During the three months ended March 29, 2014, our investment in businesses was $2,645, with liabilities assumed of $10 and debt issued of $457.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations was not significant.

Investments in Business Subsequent to April 4, 2015--Subsequent to April 4, 2015 and through the end of April 2015, we made an investment in a business approximating $1,644, with no liabilities assumed and debt issued of $600.

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	April 4, 2015		December 31, 2014
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$16,072	$12,852	$16,076	$12,560
Employment-related	7,025	5,877	7,026	5,776
Tradenames	5,285	4,245	5,286	4,153

Amortized intangible assets	$28,382	$22,974	$28,388	$22,489

Less accumulated amortization	22,974		22,489

Identified intangibles, net	5,408		5,899

Unamortized intangible assets:
Goodwill	28,120		28,164
	$33,528		$34,063

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

F.	Long-Term Debt
Our long-term debt consisted of the following:

	April 4, 2015	December 31, 2014
Revolving credit facility
Swing-line borrowings	$8,000	$7,500
LIBOR borrowings	59,000	37,000
	67,000	44,500
Senior unsecured notes	30,000	30,000
Term loans	11,653	15,087
	108,653	89,587
Less current portion	5,346	8,281
	$103,307	$81,306

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

As of April 4, 2015, we had unused commitments under the facility approximating $48,664, with $126,336 committed, consisting of borrowings of $67,000 and issued letters of credit of $59,336. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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
April 4, 2015
(Amounts in thousands, except share data)

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three months ended
	April 4, 2015	March 29, 2014
Compensation expense, all share-based payment plans	$498	$420

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $127 being recognized for the three months ended April 4, 2015 and $104 for the three months ended March 29, 2014.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $105 for the three months ended April 4, 2015 and $76 for the three months ended March 29, 2014.

Stock-Settled Stock Appreciation Rights--During the three months ended April 4, 2015, the Compensation Committee awarded 133,550 stock-settled stock appreciation rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

The following table summarizes our SSARs as of April 4, 2015.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2015	303,271	$3.84
Granted	133,550	5.78
Forfeited	—	—
Vested	(75,506)	3.78
Unvested, April 4, 2015	361,315	$4.57	3.3 years	$1,523	$10,876

Employee SSARs	344,338	$4.67	3.4 years	$1,500	$10,365
Nonemployee Director SSARs	16,977	$2.29	1.2 years	$23	$511

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $115 for the three months ended April 4, 2015 and $95 for the three months ended March 29, 2014.

Performance-Based Restricted Stock Units--During the three months ended April 4, 2015, the Compensation Committee awarded 36,172 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of April 4, 2015.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2015	117,709	$21.14
Granted	36,172	29.08
Forfeited	—	—
Vested	(10,533)	15.42

Unvested, April 4, 2015	143,348	$23.56	3.2 years	$2,357	$4,315

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $151 for the three months ended April 4, 2015 and $145 for the three months ended March 29, 2014.

We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	April 4, 2015	March 29, 2014
Volatility rate	10.9%	11.2%
Risk-free interest rate	2.0%	2.7%
Expected dividend yield	.7%	1.5%
Expected life of awards (years)	8.9	9.0

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 4, 2015.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2015	770,131	$19.33
Granted	—	—
Exercised	(16,834)	12.40
Forfeited	—	—
Outstanding, April 4, 2015	753,297	$19.48	6.1 years	$8,000

Exercisable, April 4, 2015	372,017	$14.80	3.7 years	$5,691

As of April 4, 2015, there was approximately $1,404 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.3 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended
	April 4, 2015	March 29, 2014
Components of pension cost
Service costs--increase in benefit obligation earned	$21	$13
Interest cost on projected benefit obligation	379	404
Expected return on plan assets	(405)	(498)
Amortization of net actuarial loss	387	177
Amortization of prior service cost	3	3
Net pension cost of defined benefit pension plans	$385	$99

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2015 annual effective tax rate is estimated to approximate 39%.  Our annual effective tax rate for 2014 was 39.5%.

At December 31, 2014, we had unrecognized tax benefits of $1,949, of which $1,512 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $77. At April 4, 2015, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2010. As of April 4, 2015, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(1,151)	$(10,372)	$(11,523)
Other comprehensive income (loss) before reclassifications
Unrealized losses	(2,183)	—	(2,183)
Amounts reclassified from accumulated other comprehensive income (loss)	—	390	390
Tax effect	—	(148)	(148)
Net of tax amount	(2,183)	242	(1,941)
Balance at April 4, 2015	$(3,334)	$(10,130)	$(13,464)

The change in defined benefit pension plans of $390 for the three months ended April 4, 2015 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)

	Three Months Ended
	April 4, 2015	March 29, 2014
Income available to common shareholders:
Net loss	$(3,528)	$(4,011)

Weighted-average shares:
Basic:
Outstanding	13,193	13,478
Partially-paid share subscriptions	118	128
Basic weighted-average shares	13,311	13,606

Diluted:
Basic from above	13,311	13,606
Incremental shares from assumed:
Exercise of stock subscription purchase rights	62	44
Exercise of stock options and awards	406	359
Diluted weighted-average shares	13,779	14,009

Net loss per share--basic and diluted	$(.27)	$(.29)
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended April 4, 2015 follows:

Shares outstanding at January 1, 2015	13,164,933
Shares purchased	(102,057)
Shares sold	127,270
Stock subscription offering -- cash purchases	3,477
Options and awards exercised	20,597
49,287
Shares outstanding at April 4, 2015	13,214,220

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)
On April 4, 2015, we had 13,214,220 common shares outstanding, employee and director options exercisable to purchase 372,017 common shares, partially-paid subscriptions for 474,259 common shares and purchase rights outstanding for 192,683 common shares.

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
April 4, 2015
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in “All Other.”
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2014 Annual Report.

Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended April 4, 2015
Revenues	$100,383	$73,457	$452	$—		$174,292
Income (loss) from operations	3,885	(3,889)	(2,615)	(1,366)	(a)	(3,985)
Interest expense				(790)		(790)
Interest income				63		63
Other income (expense), net				(827)		(827)
Loss before income taxes						$(5,539)
Segment assets, total	$148,924	$144,532	$—	$87,393	(b)	$380,849

Three Months Ended March 29, 2014
Revenues	$89,292	$67,807	$288	$—		$157,387
Income (loss) from operations	2,785	(4,237)	(2,516)	(757)	(a)	(4,725)
Interest expense				(719)		(719)
Interest income				69		69
Other income (expense), net				(805)		(805)
Loss before income taxes						$(6,180)
Segment assets, total	$140,643	$130,437	$—	$70,126	(b)	$341,206

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

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
April 4, 2015
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

Our assets and liabilities measured at fair value on a recurring basis at April 4, 2015 were as follows:

		Fair Value Measurements at April 4, 2015 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at April 4, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,174	$15,174	$—	$—

Liabilities:
Deferred compensation	$1,634	$—	$1,634	$—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2015
(Amounts in thousands, except share data)

M.	Fair Value Measurements and Financial Instruments (continued)
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2014 were as follows:

		Fair Value Measurements at December 31, 2014 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,684	$13,684	$—	$—

Liabilities:
Deferred compensation	$1,423	$—	$1,423	$—

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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	April 4, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$67,000	$67,000	$44,500	$44,500
Senior unsecured notes	30,000	30,920	30,000	30,688
Term loans, noncurrent	6,307	6,772	6,806	7,195
Total	$103,307	$104,692	$81,306	$82,383

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
April 4, 2015
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

	Three Months Ended
	April 4, 2015	March 29, 2014	Percentage Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	68.8	69.4	(.6)
Selling	18.7	18.5	.2
General and administrative	8.7	8.8	(.1)
Depreciation and amortization	6.2	6.3	(.1)
(Gain)/loss on sale of assets, net	—	—	—

Loss from operations	(2.3)	(3.0)	.7

Other income (expense):
Interest expense	(.4)	(.5)	.1
Interest income	—	—	—
Other, net	(.5)	(.4)	(.1)

Loss before income taxes	(3.2)	(3.9)	.7

Income tax benefits	(1.2)	(1.4)	.2

Net loss	(2.0)%	(2.5)%	.5%

Index

First Quarter—Three Months Ended April 4, 2015 Compared to Three Months Ended March 29, 2014

Our results of operations for the three months ended April 4, 2015 compared to the three months ended March 29, 2014 follows:

	Three Months Ended
	April 4, 2015	March 29, 2014	Change	Percentage Change
Revenues	$174,292	$157,387	$16,905	10.7%

Costs and expenses:
Operating	119,858	109,231	10,627	9.7
Selling	32,656	29,059	3,597	12.4
General and administrative	15,132	13,899	1,233	8.9
Depreciation and amortization	10,661	9,900	761	7.7
(Gain)/loss on sale of assets, net	(30)	23	(53)	nm
	178,277	162,112	16,165	10.0

Loss from operations	(3,985)	(4,725)	740	(15.7)
Other income (expense):
Interest expense	(790)	(719)	(71)	9.9
Interest income	63	69	(6)	(8.7)
Other, net	(827)	(805)	(22)	2.7
Loss before income taxes	(5,539)	(6,180)	641	(10.4)

Income tax benefits	(2,011)	(2,169)	158	(7.3)

Net Loss	$(3,528)	$(4,011)	$483	(12.0)%

nm--not meaningful

Revenues--Revenues of $174,292 increased $16,905 compared with $157,387 in the first quarter 2014. Utility increased $11,091 or 12.4% compared with the first quarter 2014. Increased productivity, contract rate increases with multiple utility customers, new contracts obtained and additional work obtained on existing utility accounts accounted for the increase. Residential and Commercial increased $5,650 or 8.3% from the first quarter 2014. Increases in landscape services revenue, higher productivity, increased contract rates as well as additional revenue from the purchases of businesses account for the increase. Total revenues of $174,292 include production incentive revenue, recognized under the completed-performance method, of $1,155 during the first quarter 2015 compared with $2,647 during the first quarter 2014.

Operating Expenses--Operating expenses of $119,858 increased $10,627 compared with the first quarter 2014 but, as a percentage of revenues, decreased .6% to 68.8%. Utility increased $7,928 or 11.8% compared with the first quarter 2014 but, as a percentage of revenues, decreased .6% to 74.8%. Increases in expenses, necessary to support the increase in revenues, such as labor expense, repair and maintenance expense, material expense, crew meal expense, tools and parts expense and subcontractor expense were partially offset by a reduction in fuel expense. Residential and Commercial increased $2,451 or 5.9% compared with the first quarter 2014 but, as a percentage of revenues, decreased 1.3% to 59.8%. Increases in labor expense, equipment maintenance expense, material expense, tools and parts expense, disposal expense and subcontractor expense were partially offset by a reduction in fuel expense and crew expenses.

Fuel costs of $5,704 decreased $1,918, or 25.2%, from the $7,622 incurred in the first quarter 2014 and impacted operating expenses within all segments. The $1,918 decrease included price decreases approximating $2,149 and usage increases approximating $231.

Index

Selling Expenses--Selling expenses of $32,656 increased $3,597 compared with the first quarter 2014 and as a percentage of revenues increased .2% to 18.7%. Utility increased $1,570 or 17.0% over the first quarter 2014 and as a percentage of revenues increased .5% to 10.8%. Increases in field management wages and incentive expense, communication expense, computer expense, employee development expense, travel and living expense and professional services expense were partially offset by a decrease in field management auto expense and relocation expense. Residential and Commercial experienced an increase of $2,189 or 10.7% over the first quarter 2014 and, as a percentage of revenues increased .7% to 30.8%. Increases in field management wages and incentive expense, office rent, travel and living expenses, communication expense, employee development expense and sales and marketing expense were partially offset by a decrease in field management auto expense, computer expense and professional services expense.

General and Administrative Expenses--General and administrative expenses of $15,132 increased $1,233 from $13,899 in the first quarter 2014. Increases in salary and incentive expense, stock compensation expense, pension expense, travel and living expense, computer expense and office supplies expense were partially offset by decreases in professional service expense, employee development expense, communication expense and auto expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $10,661 increased $761 from $9,900 in the first quarter of 2014.  The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

(Gain)/Loss on the Sale of Assets, Net--Gain on the sale of assets was $30 for the first quarter 2015 as compared with a loss of $23 in the first quarter 2014.  The increase is the result of an increase in the number of equipment units sold in the first quarter 2015 as compared with the first quarter 2014.

Interest Expense--Interest expense of $790 increased $71 from the $719 incurred in the first quarter 2014. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the first quarter of 2015, as compared with the first quarter of 2014.

Other, Net--Other, net, of $827 increased $22 from the $805 incurred in the first quarter 2014 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax benefits for the first quarter 2015 was $2,011, as compared to $2,169 for the first quarter 2014. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2015 annual effective tax rate is estimated to approximate 38%. Our annual effective tax rate for 2014 was 39.5%.

Net Loss--Net loss of $3,528 for the first quarter 2015 was $483 less than the $4,011 experienced in the first quarter 2014.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the three months ended April 4, 2015 and March 29, 2014 follow:

	2015	2014
Cash provided by (used in):
Operating activities	$7,856	$(5,208)
Investing activities	(28,929)	(20,211)
Financing activities	19,354	23,919
Decrease in cash	$(1,719)	$(1,500)

Cash Provided by Operating Activities--Cash provided by operating activities was $7,856 for the first three months of 2015, or $13,064 more than the $5,208 used in the first three months of 2014. The $13,064 increase in operating cash flow was primarily attributable to an increase of $761 in depreciation and amortization, $12,385 less cash used from operating assets and liabilities and a $483 decrease in net loss.

Overall, accounts receivable decreased $5,124 during the first three months of 2015, as compared to the decrease of $3,782 during the first three months of 2014. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2015 decreased 3 days to 56 days, as compared to the end of the first three months of 2014. The DSO at March 29, 2014 was 59 days.

Operating liabilities decreased $5,880 in the first three months of 2015, or $5,992 less than the $11,872 decrease in the first three months of 2014. Accounts payable and accrued expenses decreased $7,555 during the first three months of 2015 as compared with a decrease of $14,806 for the first three months of 2014. Decreases in trade payables, 401KSOP liabilities, group insurance accruals and employee compensation accruals were partially offset by increases in advance payments from customers, compensated-absence accruals, stock purchase withholdings and employee savings withholdings. Self-insurance accruals increased $1,675 in the first three months of 2015, which was $1,259 less than the increase of $2,934 experienced in the first three months of 2014. The increase occurred in all classifications--workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, decreased $2,310 for the first three months of 2015 as compared with an increase of $2,741 for the first three months of 2014, with the $5,051 net change related primarily to decreases in note receivable, operating supplies, tax deposits and prepaid expenses.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2015 was $28,929, or $8,718 more than the $20,211 used during the first three months of 2014. Increases in equipment and land and building necessary to support business growth were partially offset by a reduction in the purchase of businesses.

Cash Provided By Financing Activities--Cash provided by financing activities of $19,354 decreased $4,565 during the first three months of 2015 as compared with $23,919 of cash provided during the first three months of 2014. During the first three months of 2015, our revolving credit facility provided $22,500 in cash as compared with the $25,700 provided during the first three months of 2014. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments on notes payable used $3,734 during the first three months of 2015, $714 more than the $3,020 used in the first three months of 2014. Treasury share transactions (purchases and sales) provided $1,273 for the first three months of 2015, or $599 less cash than

Index

the $1,872 provided in the first three months of 2014, and included $174 of cash received from our common share subscriptions. Dividends paid of $685 during the first three months of 2015 increased $52, as compared with $633 paid in the first three months of 2014.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio. As of April 4, 2015, we were in compliance with all of the financial covenants contained in our revolving credit facility.

As of April 4, 2015, we had unused commitments under the facility approximating $48,664, with $126,336 committed, consisting of borrowings of $67,000 and issued letters of credit of $59,336. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of April 4, 2015, to make future payments for the periods indicated.

		Nine Months Ending December 31, 2015
			Year Ending December 31,
Description	Total		2016	2017	2018	2019	Thereafter
Revolving credit facility	$67,000	$—	$—	$—	$67,000	$—	$—
Senior unsecured notes	30,000	—	6,000	6,000	6,000	6,000	6,000
Term loans	11,653	5,346	1,332	243	152	161	4,419
Operating lease obligations	15,778	4,360	4,470	2,918	1,764	868	1,398
Self-insurance accruals	60,568	16,464	13,716	8,627	4,747	2,299	14,715
Purchase obligations	10,803	10,803	—	—	—	—	—
Other liabilities	19,077	3,913	1,156	1,229	1,229	783	10,767
	$214,879	$40,886	$26,674	$19,017	$80,892	$10,111	$37,299

Index

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of April 4, 2015. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of April 4, 2015, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of April 4, 2015, we were contingently liable for letters of credit in the amount of $61,340, of which $59,336 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2015 through 2017. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At April 4, 2015, we had working capital of $68,251, short-term lines of credit approximating $7,193 and $48,664 available under our revolving credit facility.

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

The new revenue recognition guidance will be effective for Davey Tree beginning January 1, 2017. However, the FASB, on April 1, 2015, voted to propose to defer the effective date by one year and that proposal is planned to be subject to a 30-day comment period. If the proposal is approved, early adoption would be permitted as of the original effective date. As proposed the guidance permits two implementation approaches: one, requiring

Index

retrospective application with restatement for each period presented or; two, as a cumulative-effect adjustment with disclosure of changes as compared with prior standards for each period presented. We are currently evaluating the methods of adoption as well as the impact that it may have, if any, on our consolidated financial statements. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2014, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

Index

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

•	A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.

•	We are subject to third-party and governmental regulatory claims and litigation that may have an adverse effect on us.

•	We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual future results.

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part II - Item 1A. Risk Factors." of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2014 in “Part I - Item 1A. Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

During the quarter ended April 4, 2015, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)

Index

under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Report in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(B) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We derive approximately 51% of our total revenues from our Utility segment, including approximately 8% of our total revenues from Pacific Gas & Electric Company. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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
We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Future changes in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time-to-time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The continuation of economic disruptions and any resulting limitations on future funding, including any restrictions on access to funds under our revolving credit facility, could have a material adverse effect on us.

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
We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including any wildfire-suppression claims, up to certain retained coverage limits). A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability. The determination of such claims and expenses, and the extent of the need for accrued liabilities, are continually reviewed and updated. If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected. Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers’ compensation. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

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

Index

A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. A breach could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, reputation, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2015
January 1 to January 31	378	$27.80	n/a	n/a
February 1 to February 28	4,174	27.80	n/a	n/a
March 1 to April 4	97,505	30.10	n/a	n/a
Total First Quarter	102,057	30.00

Total Year-to-Date	102,057	$30.00

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	May 5, 2015		Joseph R. Paul
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 5, 2015	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statement of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith