Form 10-Q
period 2015-07-04
DAVEY TREE EXPERT CO
filed 2015-08-04
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
OR

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

There were 13,040,054 Common Shares, $1.00 par value, outstanding as of July 31, 2015.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 4, 2015

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 4, 2015	December 31, 2014
Assets
Current assets:
Cash	$18,226	$18,415
Accounts receivable, net	130,495	111,598
Operating supplies	7,098	6,968
Other current assets	21,562	30,215
Total current assets	177,381	167,196

Property and equipment	559,580	532,949
Less accumulated depreciation	383,956	372,066
	175,624	160,883

Other assets	20,308	18,862
Identified intangible assets and goodwill, net	34,882	34,063
	$408,195	$381,004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$33,377	$42,140
Accrued expenses	28,693	34,925
Other current liabilities	25,430	31,288
Total current liabilities	87,500	108,353

Long-term debt	121,675	81,306
Self-insurance accruals	38,331	35,886
Other noncurrent liabilities	18,832	18,968
	266,338	244,513
Common shareholders' equity:

Common shares, $1.00 par value, per share; 48,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of July 4, 2015	21,457	21,457
Additional paid-in capital	14,611	9,461
Common shares subscribed, unissued	9,076	9,381
Retained earnings	262,525	251,470
Accumulated other comprehensive loss	(13,333)	(11,523)
	294,336	280,246
Less: Cost of Common shares held in treasury; 8,420 shares at July 4, 2015 and 8,292 shares at December 31, 2014	147,383	138,155
Common shares subscription receivable	5,096	5,600

	141,857	136,491
	$408,195	$381,004

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues	$224,773	$213,183	$399,065	$370,570

Costs and expenses:
Operating	137,341	130,283	257,199	239,514
Selling	34,914	35,813	67,570	64,872
General and administrative	13,534	12,905	28,666	26,804
Depreciation and amortization	11,607	10,468	22,268	20,368
Gain on sale of assets, net	(419)	(101)	(449)	(78)
	196,977	189,368	375,254	351,480

Income from operations	27,796	23,815	23,811	19,090

Other income (expense):
Interest expense	(900)	(706)	(1,690)	(1,425)
Interest income	59	76	122	145
Other, net	(881)	(500)	(1,708)	(1,305)

Income before income taxes	26,074	22,685	20,535	16,505

Income taxes	10,142	8,639	8,131	6,470

Net income	$15,932	$14,046	$12,404	$10,035

Net income per share:
Basic	$1.21	$1.04	$.93	$.73
Diluted	$1.17	$1.01	$.90	$.71

Weighted-average shares outstanding:
Basic	13,214	13,486	13,375	13,671
Diluted	13,665	13,880	13,835	14,070

Dividends declared per share	$.050	$.045	$.100	$.090

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$15,932	$14,046	$12,404	$10,035
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(84)	971	(2,267)	(3)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	215	110	455	220
Prior service cost	—	2	2	4
Defined benefit pension plan adjustments	215	112	457	224

Other comprehensive income/(loss), net of tax	131	1,083	(1,810)	221

Comprehensive income	$16,063	$15,129	$10,594	$10,256

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 4, 2015	June 28, 2014
Operating activities
Net income	$12,404	$10,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,268	20,368
Other	(1,303)	430
Changes in operating assets and liabilities:
Accounts receivable	(18,897)	(18,831)
Operating liabilities	(3,699)	(4,964)
Other, net	7,919	7,125
	6,288	4,128
Net cash provided by operating activities	18,692	14,163

Investing activities
Capital expenditures:
Equipment	(44,545)	(32,648)
Land and building	(1,013)	(2,011)
Purchases of businesses	(1,549)	(6,771)
Other	607	185
Net cash used in investing activities	(46,500)	(41,245)

Financing activities
Revolving credit facility proceeds, net	40,500	36,500
Purchase of common shares for treasury	(11,614)	(11,494)
Sale of common shares from treasury	6,887	6,559
Dividends	(1,348)	(1,242)
Payments of notes payable	(6,806)	(5,281)
Net cash provided by financing activities	27,619	25,042

Decrease in cash	(189)	(2,040)

Cash, beginning of period	18,415	15,861
Cash, end of period	$18,226	$13,821

Supplemental cash flow information follows:
Interest paid	$909	$1,393
Income taxes paid	9,143	2,645

See notes to condensed consolidated financial statements.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated.
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

On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, which now becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB also affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
original effective date, which for Davey Tree would be first quarter 2017. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the six months ended July 4, 2015 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2015. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	July 4, 2015	December 31, 2014
Accounts receivable	$108,997	$98,657
Receivables under contractual arrangements	24,274	15,362
	133,271	114,019
Less allowances for doubtful accounts	2,776	2,421
Accounts receivable, net	$130,495	$111,598

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following items comprise the amounts included in the balance sheets:

Other current assets	July 4, 2015	December 31, 2014
Refundable income taxes	$3,462	$2,122
Prepaid expenses	8,572	14,088
Note receivable	—	4,319
Other	9,528	9,686
Total	$21,562	$30,215

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Accrued expenses	July 4, 2015	December 31, 2014
Employee compensation	$15,053	$19,195
Accrued compensated absences	8,794	8,034
Self-insured medical claims	560	2,722
Customer advances, deposits	438	2,030
Taxes, other than income	2,358	2,054
Other	1,490	890
Total	$28,693	$34,925

D.	Business Combinations

Our investment in businesses during the first six months of 2015 was $2,449, with no liabilities assumed and debt issued of $900. The purchase price allocation is preliminary. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed twelve months. During the six months ended June 28, 2014, our investment in businesses was $9,269, with liabilities assumed of $1,078 and debt issued of $1,420.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations was not significant.

Investments in Business Subsequent to July 4, 2015--Subsequent to July 4, 2015 and through the date the financial statements were available for issuance, August 4, 2015, we made an investment in a business, the purchase price of which approximated $1,700.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	July 4, 2015		December 31, 2014
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$16,803	$13,172	$16,076	$12,560
Employment-related	7,168	5,985	7,026	5,776
Tradenames	5,368	4,341	5,286	4,153

Amortized intangible assets	$29,339	$23,498	$28,388	$22,489

Less accumulated amortization	23,498		22,489

Identified intangibles, net	5,841		5,899

Unamortized intangible assets:
Goodwill	29,041		28,164
	$34,882		$34,063

F.	Long-Term Debt
Our long-term debt consisted of the following:

	July 4, 2015	December 31, 2014
Revolving credit facility
Swing-line borrowings	$3,000	$7,500
LIBOR borrowings	82,000	37,000
	85,000	44,500
Senior unsecured notes	30,000	30,000
Term loans	9,181	15,087
	124,181	89,587
Less current portion	2,506	8,281
	$121,675	$81,306

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
July 4, 2015
(Amounts in thousands, except share data)

F.	Long-Term Debt (continued)
includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance-sheet leverage ratio.

As of July 4, 2015, we had unused commitments under the facility approximating $31,668, with $143,332 committed, consisting of borrowings of $85,000 and issued letters of credit of $58,332. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three months ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Compensation expense, all share-based payment plans	$557	$472	$1,055	$892

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $263 being recognized for the six months ended July 4, 2015 and $211 for the six months ended June 28, 2014.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $223 for the six months ended July 4, 2015 and $154 for the six months ended June 28, 2014.

Stock-Settled Stock Appreciation Rights--During the six months ended July 4, 2015, the Compensation Committee awarded 133,550 stock-settled stock appreciation rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of July 4, 2015.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2015	303,271	$3.84
Granted	133,550	5.78
Forfeited	—	—
Vested	(83,484)	3.65
Unvested, July 4, 2015	353,337	$4.62	3.1 years	$1,409	$10,636

Employee SSARs	344,338	$4.67	3.2 years	$1,391	$10,365
Nonemployee Director SSARs	8,999	$2.23	1.3 years	$18	$271

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $229 for the six months ended July 4, 2015 and $201 for the six months ended June 28, 2014.

Performance-Based Restricted Stock Units--During the six months ended July 4, 2015, the Compensation Committee awarded 42,152 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of July 4, 2015.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2015	117,709	$21.14
Granted	42,152	29.14
Forfeited	—	—
Vested	(10,533)	15.42

Unvested, July 4, 2015	149,328	$23.80	3.0 years	$2,345	$4,495

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $340 for the six months ended July 4, 2015 and $326 for the six months ended June 28, 2014.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	July 4, 2015	June 28, 2014
Volatility rate	10.9%	11.2%
Risk-free interest rate	2.1%	2.6%
Expected dividend yield	.7%	1.5%
Expected life of awards (years)	9.3	8.7

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 4, 2015.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2015	770,131	$19.33
Granted	148,000	30.10
Exercised	(37,767)	13.41
Forfeited	(20,700)	20.33
Outstanding, July 4, 2015	859,664	$21.42	6.6 years	$7,462

Exercisable, July 4, 2015	406,284	$16.41	4.2 years	$5,562

As of July 4, 2015, there was approximately $2,187 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.8 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Components of pension cost
Service costs--increase in benefit obligation earned	$5	$13	$26	$26
Interest cost on projected benefit obligation	376	405	755	809
Expected return on plan assets	(406)	(498)	(811)	(996)
Curtailment cost	49	—	49	—
Amortization of net actuarial loss	346	177	733	354
Amortization of prior service cost	1	3	4	6
Net pension cost of defined benefit pension plans	$371	$100	$756	$199

During the second quarter ended July 4, 2015, the Board of Directors approved a pension plan amendment for the Supplemental Executive Retirement Plan (the “SERP”) to cease the accrual of additional retirement benefits, resulting in recognition of plan curtailment cost of $49, which consisted of existing net prior service costs prior to

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

H.    Net Periodic Benefit Cost--Defined Benefit Pension Plans (continued)

the plan freeze. As required, we remeasured the SERP’s accumulated benefits obligation which, after the plan freeze, is being amortized based on the remaining life expectancy of plan participants instead of the remaining service period of these participants.

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

At December 31, 2014, we had unrecognized tax benefits of $1,949, of which $1,512 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $77. At July 4, 2015, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2010. As of July 4, 2015, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss) (continued)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(1,151)	$(10,372)	$(11,523)
Other comprehensive income (loss) before reclassifications
Unrealized losses	(2,267)	—	(2,267)
Amounts reclassified from accumulated other comprehensive income (loss)	—	737	737
Tax effect	—	(280)	(280)
Net of tax amount	(2,267)	457	(1,810)
Balance at July 4, 2015	$(3,418)	$(9,915)	$(13,333)

The change in defined benefit pension plans of $737 for the six months ended July 4, 2015 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

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

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Income available to common shareholders:
Net income	$15,932	$14,046	$12,404	$10,035

Weighted-average shares:
Basic:
Outstanding	13,099	13,360	13,146	13,419
Partially-paid share subscriptions	115	126	229	252
Basic weighted-average shares	13,214	13,486	13,375	13,671

Diluted:
Basic from above	13,214	13,486	13,375	13,671
Incremental shares from assumed:
Exercise of stock subscription purchase rights	61	44	62	44
Exercise of stock options and awards	390	350	398	355
Diluted weighted-average shares	13,665	13,880	13,835	14,070

Net income per share:
Basic	$1.21	$1.04	$.93	$.73

Diluted	$1.17	$1.01	$.90	$.71
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended July 4, 2015 follows:

Shares outstanding at January 1, 2015	13,164,933
Shares purchased	(386,138)
Shares sold	197,749
Stock subscription offering -- cash purchases	18,774
Options and awards exercised	41,832
(127,783)
Shares outstanding at July 4, 2015	13,037,150

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)
On May 19, 2015, at the Annual Meeting of Shareholders, the Company's shareholders approved an increase in the number of the Company's authorized common shares, par value $1.00, to 48 million from 24 million. The number of authorized preferred shares of the Company remains at 4 million preferred shares, no par value, of which none were issued.

On July 4, 2015, we had 13,037,150 common shares outstanding, employee and director options exercisable to purchase 406,284 common shares, partially-paid subscriptions for 459,830 common shares and purchase rights outstanding for 184,239 common shares.

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
July 4, 2015
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

Segment information reconciled to consolidated external reporting information follows:

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended July 4, 2015
Revenues	$108,537	$115,635	$601	$—		$224,773
Income (loss) from operations	7,478	22,712	(923)	(1,471)	(a)	27,796
Interest expense				(900)		(900)
Interest income				59		59
Other income (expense), net				(881)		(881)
Income before income taxes						$26,074
Segment assets, total	$164,250	$165,587	$—	$78,358	(b)	$408,195

Three Months Ended June 28, 2014
Revenues	$98,842	$113,512	$829	$—		$213,183
Income (loss) from operations	5,940	20,134	(1,091)	(1,168)	(a)	23,815
Interest expense				(706)		(706)
Interest income				76		76
Other income (expense), net				(500)		(500)
Income before income taxes						$22,685
Segment assets, total	$143,504	$160,201	$—	$62,875	(b)	$366,580

Six Months Ended July 4, 2015
Revenues	$208,920	$189,092	$1,053	$—		$399,065
Income (loss) from operations	11,363	18,823	(3,538)	(2,837)	(a)	23,811
Interest expense				(1,690)		(1,690)
Interest income				122		122
Other income (expense), net				(1,708)		(1,708)
Income before income taxes						$20,535
Segment assets, total	$164,250	$165,587	$—	$78,358	(b)	$408,195

Six Months Ended June 28, 2014
Revenues	$188,134	$181,319	$1,117	$—		$370,570
Income (loss) from operations	8,725	15,897	(3,607)	(1,925)	(a)	19,090
Interest expense				(1,425)		(1,425)
Interest income				145		145
Other income (expense), net				(1,305)		(1,305)
Income before income taxes						$16,505
Segment assets, total	$143,504	$160,201	$—	$62,875	(b)	$366,580

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
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

Our assets and liabilities measured at fair value on a recurring basis at July 4, 2015 were as follows:

		Fair Value Measurements at July 4, 2015 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at July 4, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,646	$15,646	$—	$—

Liabilities:
Deferred compensation	$1,604	$—	$1,604	$—

Index

The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2015
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	July 4, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$85,000	$85,000	$44,500	$44,500
Senior unsecured notes	30,000	30,288	30,000	30,688
Term loans, noncurrent	6,675	6,944	6,806	7,195
Total	$121,675	$122,232	$81,306	$82,383

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
July 4, 2015
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

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	Percentage Change	July 4, 2015	June 28, 2014	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	61.1	61.1	—	64.5	64.6	(.1)
Selling	15.5	16.8	(1.3)	16.9	17.5	(.6)
General and administrative	6.0	6.1	(.1)	7.2	7.2	—
Depreciation and amortization	5.2	4.9	.3	5.6	5.5	.1
Gain on sale of assets, net	(.2)	—	(.2)	(.1)	—	(.1)

Income from operations	12.4	11.1	1.3	5.9	5.2	.7

Other income (expense):
Interest expense	(.4)	(.3)	(.1)	(.4)	(.4)	—
Interest income	—	—	—	—	—	—
Other, net	(.4)	(.2)	(.2)	(.4)	(.4)	—

Income before income taxes	11.6	10.6	1.0	5.1	4.4	.7

Income taxes	4.5	4.0	.5	2.0	1.7	.3

Net income	7.1%	6.6%	.5%	3.1%	2.7%	.4%

Index

Second Quarter—Three Months Ended July 4, 2015 Compared to Three Months Ended June 28, 2014

Our results of operations for the three months ended July 4, 2015 compared to the three months ended June 28, 2014 follows:

	Three Months Ended
	July 4, 2015	June 28, 2014	Change	Percentage Change
Revenues	$224,773	$213,183	$11,590	5.4%

Costs and expenses:
Operating	137,341	130,283	7,058	5.4
Selling	34,914	35,813	(899)	(2.5)
General and administrative	13,534	12,905	629	4.9
Depreciation and amortization	11,607	10,468	1,139	10.9
Gain on sale of assets, net	(419)	(101)	(318)	nm
	196,977	189,368	7,609	4.0

Income from operations	27,796	23,815	3,981	16.7
Other income (expense):
Interest expense	(900)	(706)	(194)	27.5
Interest income	59	76	(17)	(22.4)
Other, net	(881)	(500)	(381)	76.2
Income before income taxes	26,074	22,685	3,389	14.9

Income taxes	10,142	8,639	1,503	17.4

Net Income	$15,932	$14,046	$1,886	13.4%

nm--not meaningful

Revenues--Revenues of $224,773 increased $11,590 compared with $213,183 in the second quarter 2014. Utility increased $9,695 or 9.8% compared with the second quarter 2014. Rate increases and additional work obtained with multiple utility customers as well as new contracts obtained and increased productivity accounted for the increase. Residential and Commercial increased $2,123 or 1.9% from the second quarter 2014. Increases in landscape services revenue, higher productivity, increased contract rates as well as additional revenue from the purchases of businesses account for the increase. Total revenues of $224,773 include production incentive revenue, recognized under the completed-performance method, of $1,007 during the second quarter 2015 compared with $895 during the second quarter 2014.

Operating Expenses--Operating expenses of $137,341 increased $7,058 compared with the second quarter 2014 and, as a percentage of revenues, remained steady at 61.1%. Utility increased $6,206 or 8.5% compared with the second quarter 2014 but, as a percentage of revenues, decreased .8% to 72.9%. Increases in labor expense, material expense, crew expenses, tools and parts expense and subcontractor expense were partially offset by a reduction in fuel expense, repair and maintenance expense and disposal expense. Residential and Commercial increased $806 or 1.4% compared with the second quarter 2014 but, as a percentage of revenues, decreased .2% to 49.3%. Increases in labor expense, equipment maintenance expense, material expense, subcontractor expense and disposal expense were partially offset by a reduction in fuel expense and tool and parts expense.

Fuel costs of $7,148 decreased $2,103, or 22.7%, from the $9,251 incurred in the second quarter 2014 and impacted operating expenses within all segments. The $2,103 decrease included price decreases approximating $2,167 and usage increases approximating $65.

Index

Selling Expenses--Selling expenses of $34,914 decreased $899 compared with the second quarter 2014 and as a percentage of revenues decreased 1.3% to 15.5%. Utility increased $881 or 8.7% over the second quarter 2014 but as a percentage of revenues decreased .1% to 10.1%. Increases in field management wages and incentive expense, travel and living expense, employee development expense and office expense were partially offset by a decrease in field management auto expense, communication expense and computer expense. Residential and Commercial experienced a decrease of $1,667 or 6.3% over the second quarter 2014 and, as a percentage of revenues decreased 1.8% to 21.6%. Decreases in field management wages and incentive expense, field management auto expense, field management travel and living expense, communication expense and sales and marketing expense were partially offset by an increase in office support wages, office rent expense, employee development expense and professional services expense.

General and Administrative Expenses--General and administrative expenses of $13,534 increased $629 from $12,905 in the second quarter 2014. Increases in salary and incentive expense, stock compensation expense, employee development expense and pension expense were partially offset by decreases in communication expense, computer expense and office expenses.

Depreciation and Amortization Expense--Depreciation and amortization expense of $11,607 increased $1,139 from $10,468 in the second quarter of 2014.  The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $419 for the second quarter 2015 as compared with a gain of $101 in the second quarter 2014.  The increase is the result of an increase in the number of equipment units sold in the second quarter 2015 as compared with the second quarter 2014.

Interest Expense--Interest expense of $900 increased $194 from the $706 incurred in the second quarter 2014. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the second quarter of 2015, as compared with the second quarter of 2014.

Other, Net--Other, net, of $881 increased $381 from the $500 incurred in the second quarter 2014 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the second quarter 2015 was $10,142, as compared to $8,639 for the second quarter 2014. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2015 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2014 was 39.5%.

Net Income--Net income of $15,932 for the second quarter 2015 was $1,886 more than the $14,046 experienced in the second quarter 2014.

Index

First Half—Six Months Ended July 4, 2015 Compared to Six Months Ended June 28, 2014

Our results of operations for the six months ended July 4, 2015 compared to the six months ended June 28, 2014 follows:

	Six Months Ended
	July 4, 2015	June 28, 2014	Change	Percentage Change
Revenues	$399,065	$370,570	$28,495	7.7%

Costs and expenses:
Operating	257,199	239,514	17,685	7.4
Selling	67,570	64,872	2,698	4.2
General and administrative	28,666	26,804	1,862	6.9
Depreciation and amortization	22,268	20,368	1,900	9.3
Gain on sale of assets, net	(449)	(78)	(371)	nm
	375,254	351,480	23,774	6.8

Income from operations	23,811	19,090	4,721	24.7
Other income (expense):
Interest expense	(1,690)	(1,425)	(265)	18.6
Interest income	122	145	(23)	(15.9)
Other, net	(1,708)	(1,305)	(403)	30.9
Income before income taxes	20,535	16,505	4,030	24.4

Income taxes	8,131	6,470	1,661	25.7

Net income	$12,404	$10,035	$2,369	23.6%

nm--not meaningful

Revenues--Revenues of $399,065 increased $28,495 compared with $370,570 in the first half 2014. Utility Services increased $20,786 or 11.0% compared with the first half 2014. Rate increases and additional work obtained with multiple utility customers coupled with new contracts obtained and increased productivity within our U.S. and Canadian operations account for the increase. Residential and Commercial Services increased $7,773 or 4.3% from the first half 2014. Increases in landscape services revenue, increased contract rates on our liquid services and increased productivity on both liquid service applications and tree surgery work as well as additional revenue from the purchases of businesses account for the increase. Total revenues of $399,065 include production incentive revenue, recognized under the completed-performance method, of $2,161 during the first half 2015 compared with $3,542 during the first half 2014.

Operating Expenses--Operating expenses of $257,199 increased $17,685 compared with the first half 2014 but, as a percentage of revenues, decreased .1% to 64.5%. Utility Services increased $14,134 or 10.1% compared with the first half 2014 but, as a percentage of revenue decreased .6% to 73.9%. Increases in labor expense, crew expenses, subcontractor expense, equipment maintenance expense and material expense were partially offset by decreases in fuel expense and disposal expense. Residential and Commercial Services increased $3,257 or 3.3% compared with the first half 2014 but, as a percentage of revenue decreased .5% to 53.4%. Increases in labor expense, equipment maintenance expense, materials expense, subcontractor expense and disposal expense were partially offset by a reductions in crew expenses and fuel expense.

Fuel costs of $12,852 decreased $4,021, or 23.8%, from the $16,873 incurred in the first half 2014 and impacted operating expenses within all segments. The $4,021 decrease included price decreases approximating $4,323 and usage increases approximating $302.

Index

Selling Expenses--Selling expenses of $67,570 increased $2,698 compared with the first half 2014 but, as a percentage of revenues decreased .6% to 16.9%. Utility Services increased $2,451 or 12.7% over the first half 2014. Increases in field management wages and incentive expense, field management travel expense, office expense, employee development expense and professional service expense were partially offset by a decrease in field management auto expense, communication expense and computer expense. Residential and Commercial Services experienced an increase of $522 or 1.1% over the first half 2014 but as a percentage of revenue decreased .8% to 25.1%. Increases in office rent expense, employee development expense, field management wages and incentive expense, field management travel expense and office support wages were partially offset by a reduction in field management auto expense, communication expense, computer expense and sales and marketing expense.

General and Administrative Expenses--General and administrative expenses of $28,666 increased $1,862 from $26,804 in the first half 2014. Increases in salary and incentive expense, stock compensation expense, travel and living expenses and pension expense were partially offset by decreases in profession services expense, utilities expense and land and building maintenance expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $22,268 increased $1,900 from $20,368 in the first half of 2014. The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $449 for the first half 2015 as compared with a gain of $78 in the first half 2014.  The increase is the result of an increase in the number of equipment units sold in the first half 2015 as compared with the first half 2014.

Interest Expense--Interest expense of $1,690 increased $265 from the $1,425 incurred in the first half 2014. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the first half of 2015, as compared with the first half of 2014.

Other, Net--Other, net, of $1,708 increased $403 from the $1,305 incurred in the first half 2014 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first half 2015 was $8,131, as compared to $6,470 for the first half 2014. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2015 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2014 was 39.5%.

Net Income--Net income of $12,404 for the first half 2015 was $2,369 more than the $10,035 experienced in the first half 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the six months ended July 4, 2015 and June 28, 2014 follow:

	2015	2014
Cash provided by (used in):
Operating activities	$18,692	$14,163
Investing activities	(46,500)	(41,245)
Financing activities	27,619	25,042
Decrease in cash	$(189)	$(2,040)

Index

Cash Provided by Operating Activities--Cash provided by operating activities was $18,692 for the first six months of 2015, or $4,529 less than the $14,163 provided in the first six months of 2014. The $4,529 increase in operating cash flow was primarily attributable to an increase of $1,900 in depreciation and amortization, $1,993 less cash used from operating assets and liabilities and a $2,369 increase in net income.

Overall, accounts receivable increased $18,897 during the first six months of 2015, as compared to the increase of $18,831 during the first six months of 2014. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2015 decreased 1 day to 53 days, as compared to the end of the first six months of 2014. The DSO at June 28, 2014 was 54 days.

Operating liabilities decreased $3,699 in the first six months of 2015, or $1,265 less than the $4,964 decrease in the first six months of 2014. Accounts payable and accrued expenses decreased $6,061 during the first six months of 2015 as compared with a decrease of $9,768 for the first six months of 2014. Decreases in group insurance accruals, trade payables, employee compensation accruals, advance payments from customers and 401KSOP liabilities were partially offset by increases in compensated-absence accruals and employee savings withholdings. Self-insurance accruals increased $2,362 in the first six months of 2015, which was $2,442 less than the increase of $4,804 experienced in the first six months of 2014. The increase occurred in all classifications--workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, increased $7,919 for the first six months of 2015 as compared with an increase of $7,125 for the first six months of 2014, with the $794 net change related primarily to a decrease in a note receivable and prepaid expenses and increases in tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2015 was $46,500, or $5,255 less than the $41,245 used during the first six months of 2014. Increases in equipment necessary to support business growth were partially offset by a reduction in land and building and the purchase of businesses.

Cash Provided By Financing Activities--Cash provided by financing activities of $27,619 increased $2,577 during the first six months of 2015 as compared with $25,042 of cash provided during the first six months of 2014. During the first six months of 2015, our revolving credit facility provided $40,500 in cash as compared with the $36,500 provided during the first six months of 2014. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments on notes payable used $6,806 during the first six months of 2015, $1,525 more than the $5,281 used in the first six months of 2014. Treasury share transactions (purchases and sales) used $4,727 for the first six months of 2015, or $208 less cash than the $4,935 used in the first six months of 2014, and included $504 of cash received from our common share subscriptions. Dividends paid of $1,348 during the first six months of 2015 increased $106, as compared with $1,242 paid in the first six months of 2014.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio. As of July 4, 2015, we were in compliance with all of the financial covenants contained in our revolving credit facility.

As of July 4, 2015, we had unused commitments under the facility approximating $31,668, with $143,332 committed, consisting of borrowings of $85,000 and issued letters of credit of $58,332. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage

Index

ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of July 4, 2015, to make future payments for the periods indicated.

		Six Months Ending December 31, 2015
			Year Ending December 31,
Description	Total		2016	2017	2018	2019	Thereafter
Revolving credit facility	$85,000	$—	$—	$—	$85,000	$—	$—
Senior unsecured notes	30,000	—	6,000	6,000	6,000	6,000	6,000
Term loans	9,181	1,710	1,601	1,001	250	159	4,460
Operating lease obligations	14,325	2,907	4,470	2,918	1,764	868	1,398
Self-insurance accruals	59,094	14,134	17,024	11,295	6,865	3,581	6,195
Purchase obligations	4,945	4,945	—	—	—	—	—
Other liabilities	18,832	3,679	1,683	1,416	811	811	10,432
	$221,377	$27,375	$30,778	$22,630	$100,690	$11,419	$28,485

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of July 4, 2015. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of July 4, 2015, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of July 4, 2015, we were contingently liable for letters of credit in the amount of $60,336, of which $58,332 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2015 through 2017. We intend to renew the surety bonds where appropriate and as necessary.

Index

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At July 4, 2015, we had working capital of $89,881, short-term lines of credit approximating $7,190 and $31,668 available under our revolving credit facility.

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

On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, which now becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB also affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the original effective date, which for Davey Tree would be first quarter 2017. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

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

Index

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

Index

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

During the quarter ended July 4, 2015, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Report in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2015
January 1 to January 31	378	$27.80	n/a	n/a
February 1 to February 28	4,174	27.80	n/a	n/a
March 1 to April 4	97,505	30.10	n/a	n/a
Total First Quarter	102,057	30.00

April 5 to May 2	147,566	30.10	n/a	n/a
May 3 to May 30	114,890	30.10	n/a	n/a
May 31 to July 4	21,625	30.10	n/a	n/a
Total Second Quarter	284,081	30.10

Total Year-to-Date	386,138	$30.07

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	August 4, 2015		Joseph R. Paul
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 4, 2015	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statement of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith