Form 10-Q
period 2015-10-03
DAVEY TREE EXPERT CO
filed 2015-11-03
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
OR

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

There were 12,852,615 Common Shares, $1.00 par value, outstanding as of October 30, 2015.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 3, 2015

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	October 3, 2015	December 31, 2014
Assets
Current assets:
Cash	$15,916	$18,415
Accounts receivable, net	135,568	111,598
Operating supplies	6,822	6,968
Other current assets	28,728	30,215
Total current assets	187,034	167,196

Property and equipment	562,851	532,949
Less accumulated depreciation	392,151	372,066
	170,700	160,883

Other assets	20,088	18,862
Identified intangible assets and goodwill, net	35,294	34,063
	$413,116	$381,004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$33,106	$42,140
Accrued expenses	34,999	34,925
Other current liabilities	43,248	31,288
Total current liabilities	111,353	108,353

Long-term debt	96,975	81,306
Self-insurance accruals	40,393	35,886
Other noncurrent liabilities	18,972	18,968
	267,693	244,513
Common shareholders' equity:

Common shares, $1.00 par value, per share; 48,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of October 3, 2015 and December 31, 2014	21,457	21,457
Additional paid-in capital	15,461	9,461
Common shares subscribed, unissued	8,820	9,381
Retained earnings	270,032	251,470
Accumulated other comprehensive loss	(14,680)	(11,523)
	301,090	280,246
Less: Cost of Common shares held in treasury; 8,526 shares at October 3, 2015 and 8,292 shares at December 31, 2014	151,257	138,155
Common shares subscription receivable	4,410	5,600

	145,423	136,491
	$413,116	$381,004

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues	$224,981	$216,604	$624,046	$587,174

Costs and expenses:
Operating	143,173	138,991	400,372	378,505
Selling	40,086	37,179	107,656	102,051
General and administrative	13,480	12,407	42,146	39,211
Depreciation and amortization	12,169	11,071	34,437	31,439
Gain on sale of assets, net	(104)	(188)	(553)	(266)
	208,804	199,460	584,058	550,940

Income from operations	16,177	17,144	39,988	36,234

Other income (expense):
Interest expense	(827)	(676)	(2,517)	(2,101)
Interest income	85	56	207	201
Other, net	(2,068)	(1,112)	(3,776)	(2,417)

Income before income taxes	13,367	15,412	33,902	31,917

Income taxes	5,193	5,755	13,324	12,225

Net income	$8,174	$9,657	$20,578	$19,692

Net income per share:
Basic	$.58	$.72	$1.53	$1.43
Diluted	$.55	$.69	$1.47	$1.39

Weighted-average shares outstanding:
Basic	14,144	13,428	13,442	13,745
Diluted	14,785	13,899	13,962	14,167

Dividends declared per share	$.05	$.05	$.15	$.14

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$8,174	$9,657	$20,578	$19,692
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(1,561)	(1,263)	(3,828)	(1,266)
Adjustments to defined benefit pension plans:
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	213	109	668	329
Prior service cost	1	3	3	7
Defined benefit pension plan adjustments	214	112	671	336

Other comprehensive income/(loss), net of tax	(1,347)	(1,151)	(3,157)	(930)

Comprehensive income	$6,827	$8,506	$17,421	$18,762

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Operating activities
Net income	$20,578	$19,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,437	31,439
Other	(1,626)	(322)
Changes in operating assets and liabilities:
Accounts receivable	(23,970)	(20,570)
Operating liabilities	5,522	(5,535)
Other, net	1,706	(1,608)
	16,069	3,404
Net cash provided by operating activities	36,647	23,096

Investing activities
Capital expenditures:
Equipment	(50,154)	(40,152)
Land and building	(2,264)	(9,116)
Purchases of businesses	(2,649)	(9,544)
Other	812	423
Net cash used in investing activities	(54,255)	(58,389)

Financing activities
Revolving credit facility proceeds, net	21,500	34,600
Purchase of common shares for treasury	(16,047)	(13,242)
Sale of common shares from treasury	8,083	8,143
Dividends	(2,015)	(1,998)
Proceeds from notes payable	3,588	9,072
Net cash provided by financing activities	15,109	36,575

(Decrease) increase in cash	(2,499)	1,282

Cash, beginning of period	18,415	15,861
Cash, end of period	$15,916	$17,143

Supplemental cash flow information follows:
Interest paid	$2,903	$2,461
Income taxes paid	13,862	6,449

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
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
October 3, 2015
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

Accounting Standards Update 2015-03--In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 clarifying the application of this guidance to line-of-credit arrangements.  The amendments in the ASUs are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, which for Davey Tree would be January 1, 2016. Early adoption is permitted for financial statements not previously issued.  We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the nine months ended October 3, 2015 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2015. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet and Operating Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	October 3, 2015	December 31, 2014
Accounts receivable	$109,895	$98,657
Receivables under contractual arrangements	28,773	15,362
	138,668	114,019
Less allowances for doubtful accounts	3,100	2,421
Accounts receivable, net	$135,568	$111,598

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet and Operating Information (continued)

Accrued expenses	October 3, 2015	December 31, 2014
Employee compensation	$20,268	$19,195
Accrued compensated absences	9,002	8,034
Self-insured medical claims	1,450	2,722
Customer advances, deposits	782	2,030
Taxes, other than income	3,140	2,054
Other	357	890
Total	$34,999	$34,925

Other Nonoperating Income (Expense), Net

Other nonoperating income (expense), net, included in the statements of operations follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Other nonoperating income (expense), net	$(2,068)	$(1,112)	$(3,776)	$(2,417)

Other nonoperating income (expense), net, includes foreign currency losses on the intercompany balances of our Canadian operations of: (i) $367 for the third quarter of 2015; (ii) $126 for the third quarter of 2014; (iii) $464 for the first nine months of 2015; and, (iv) $78 for the first nine months of 2014.

D.	Business Combinations

Our investment in businesses during the first nine months of 2015 was $4,149, with no liabilities assumed and debt issued of $1,500. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the nine months ended September 27, 2014, our investment in businesses was $12,702, with liabilities assumed of $1,078 and debt issued of $2,080.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations was not significant.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	October 3, 2015		December 31, 2014
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$17,220	$13,471	$16,076	$12,560
Employment-related	7,401	6,091	7,026	5,776
Tradenames	5,535	4,439	5,286	4,153

Amortized intangible assets	$30,156	$24,001	$28,388	$22,489

Less accumulated amortization	24,001		22,489

Identified intangibles, net	6,155		5,899

Unamortized intangible assets:
Goodwill	29,139		28,164
	$35,294		$34,063

F.	Long-Term Debt
Our long-term debt consisted of the following:

	October 3, 2015	December 31, 2014
Revolving credit facility
Swing-line borrowings	$—	$7,500
LIBOR borrowings	66,000	37,000
	66,000	44,500
Senior unsecured notes	30,000	30,000
Term loans	20,175	15,087
	116,175	89,587
Less current portion	19,200	8,281
	$96,975	$81,306

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
October 3, 2015
(Amounts in thousands, except share data)

F.	Long-Term Debt (continued)
includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance-sheet leverage ratio.

As of October 3, 2015, we had unused commitments under the facility approximating $51,653, with $123,347 committed, consisting of borrowings of $66,000 and issued letters of credit of $57,347. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three months ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Compensation expense, all share-based payment plans	$695	$497	$1,750	$1,389

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $431 being recognized for the nine months ended October 3, 2015 and $330 for the nine months ended September 27, 2014.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $364 for the nine months ended October 3, 2015 and $285 for the nine months ended September 27, 2014.

Stock-Settled Stock Appreciation Rights--During the nine months ended October 3, 2015, the Compensation Committee awarded 133,550 stock-settled stock appreciation rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of October 3, 2015.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2015	303,271	$3.84
Granted	133,550	5.78
Forfeited	—	—
Vested	(90,684)	3.72
Unvested, October 3, 2015	346,137	$4.62	2.9 years	$1,269	$10,419

Employee SSARs	337,138	$4.67	2.9 years	$1,254	$10,148
Nonemployee Director SSARs	8,999	$2.23	1.1 years	$15	$271

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $368 for the nine months ended October 3, 2015 and $296 for the nine months ended September 27, 2014.

Performance-Based Restricted Stock Units--During the nine months ended October 3, 2015, the Compensation Committee awarded 42,152 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of October 3, 2015.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2015	117,709	$21.14
Granted	42,152	29.14
Forfeited	—	—
Vested	(14,754)	17.52

Unvested, October 3, 2015	145,107	$23.83	2.7 years	$2,097	$4,368

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $587 for the nine months ended October 3, 2015 and $478 for the nine months ended September 27, 2014.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	October 3, 2015	September 27, 2014
Volatility rate	10.9%	11.2%
Risk-free interest rate	2.1%	2.6%
Expected dividend yield	.7%	1.1%
Expected life of awards (years)	9.3	9.4

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended October 3, 2015.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2015	770,131	$19.33
Granted	148,000	30.10
Exercised	(46,706)	13.51
Forfeited	(34,700)	24.27
Outstanding, October 3, 2015	836,725	$21.36	6.4 years	$7,313

Exercisable, October 3, 2015	397,345	$16.46	4.0 years	$5,420

As of October 3, 2015, there was approximately $1,961 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.4 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Components of pension cost
Service costs--increase in benefit obligation earned	$4	$12	$30	$38
Interest cost on projected benefit obligation	376	405	1,131	1,214
Expected return on plan assets	(405)	(499)	(1,216)	(1,495)
Curtailment cost	—	—	49	—
Amortization of net actuarial loss	345	177	1,078	531
Amortization of prior service cost	1	4	5	10
Net pension cost of defined benefit pension plans	$321	$99	$1,077	$298

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
October 3, 2015
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

At December 31, 2014, we had unrecognized tax benefits of $1,949, of which $1,512 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $77. At October 3, 2015, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2010. As of October 3, 2015, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss) (continued)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the nine months ended October 3, 2015 and nine months ended September 27, 2014:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(1,151)	$(10,372)	$(11,523)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(3,828)	$—	$(3,828)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,083	1,083
Tax effect	—	(412)	(412)
Net of tax amount	(3,828)	671	(3,157)
Balance at October 3, 2015	$(4,979)	$(9,701)	$(14,680)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,647	$(6,040)	$(4,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(1,266)	$—	$(1,266)
Amounts reclassified from accumulated other comprehensive income (loss)	—	541	541
Tax effect	—	(205)	(205)
Net of tax amount	(1,266)	336	(930)
Balance at September 27, 2014	$381	$(5,704)	$(5,323)

The change in defined benefit pension plans of $1,083 for the nine months ended October 3, 2015 and the $541 for the nine months ended September 27, 2014 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
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

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Income available to common shareholders:
Net income	$8,174	$9,657	$20,578	$19,692

Weighted-average shares:
Basic:
Outstanding	14,032	13,307	13,107	13,382
Partially-paid share subscriptions	112	121	335	363
Basic weighted-average shares	14,144	13,428	13,442	13,745

Diluted:
Basic from above	14,144	13,428	13,442	13,745
Incremental shares from assumed:
Exercise of stock subscription purchase rights	82	77	68	55
Exercise of stock options and awards	559	394	452	367
Diluted weighted-average shares	14,785	13,899	13,962	14,167

Net income per share:
Basic	$.58	$.72	$1.53	$1.43

Diluted	$.55	$.69	$1.47	$1.39
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended October 3, 2015 follows:

Shares outstanding at January 1, 2015	13,164,933
Shares purchased	(526,995)
Shares sold	210,156
Stock subscription offering -- cash purchases	30,954
Options and awards exercised	51,606
(234,279)
Shares outstanding at October 3, 2015	12,930,654

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)
On May 19, 2015, at the Annual Meeting of Shareholders, the Company's shareholders approved an increase in the number of the Company's authorized common shares, par value $1.00, to 48 million from 24 million. The number of authorized preferred shares of the Company remains at four million preferred shares, no par value, of which none were issued.

On October 3, 2015, we had 12,930,654 common shares outstanding, employee and director options exercisable to purchase 397,345 common shares, partially-paid subscriptions for 447,723 common shares and purchase rights outstanding for 182,696 common shares.

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
October 3, 2015
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

Segment information reconciled to consolidated external reporting information follows:

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended October 3, 2015
Revenues	$114,884	$109,108	$989	$—		$224,981
Income (loss) from operations	6,267	13,513	(1,378)	(2,225)	(a)	16,177
Interest expense				(827)		(827)
Interest income				85		85
Other income (expense), net				(2,068)		(2,068)
Income before income taxes						$13,367
Segment assets, total	$164,841	$163,935	$—	$84,340	(b)	$413,116

Three Months Ended September 27, 2014
Revenues	$108,096	$107,671	$837	$—		$216,604
Income (loss) from operations	5,725	13,421	(514)	(1,488)	(a)	17,144
Interest expense				(676)		(676)
Interest income				56		56
Other income (expense), net				(1,112)		(1,112)
Income before income taxes						$15,412
Segment assets, total	$155,231	$156,685	$—	$74,680	(b)	$386,596

Nine Months Ended October 3, 2015
Revenues	$323,804	$298,200	$2,042	$—		$624,046
Income (loss) from operations	17,630	32,336	(4,916)	(5,062)	(a)	39,988
Interest expense				(2,517)		(2,517)
Interest income				207		207
Other income (expense), net				(3,776)		(3,776)
Income before income taxes						$33,902
Segment assets, total	$164,841	$163,935	$—	$84,340	(b)	$413,116

Nine Months Ended September 27, 2014
Revenues	$296,230	$288,990	$1,954	$—		$587,174
Income (loss) from operations	14,450	29,318	(4,121)	(3,413)	(a)	36,234
Interest expense				(2,101)		(2,101)
Interest income				201		201
Other income (expense), net				(2,417)		(2,417)
Income before income taxes						$31,917
Segment assets, total	$155,231	$156,685	$—	$74,680	(b)	$386,596

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
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

Our assets and liabilities measured at fair value on a recurring basis at October 3, 2015 were as follows:

		Fair Value Measurements at October 3, 2015 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at October 3, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,603	$15,603	$—	$—

Liabilities:
Deferred compensation	$1,570	$—	$1,570	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2015
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	October 3, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$66,000	$66,000	$44,500	$44,500
Senior unsecured notes	24,000	24,728	30,000	30,688
Term loans, noncurrent	6,975	7,373	6,806	7,195
Total	$96,975	$98,101	$81,306	$82,383

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
October 3, 2015
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
During 2013, the Master Complaint for the lawsuits brought by governmental entities was dismissed with prejudice. In the third quarter 2015, the Master Complaints for the lawsuits by insurers and individuals were dismissed with prejudice. As a result, the Rice Canyon litigation involving or potentially involving Davey is now concluded.

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

	Three Months Ended			Nine Months Ended
	October 3, 2015	September 27, 2014	Percentage Change	October 3, 2015	September 27, 2014	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	63.6	64.2	(.6)	64.2	64.4	(.2)
Selling	17.8	17.2	.6	17.2	17.3	(.1)
General and administrative	6.0	5.7	.3	6.8	6.7	.1
Depreciation and amortization	5.4	5.1	.3	5.5	5.4	.1
Gain on sale of assets, net	—	(.1)	.1	(.1)	—	(.1)

Income from operations	7.2	7.9	(.7)	6.4	6.2	.2

Other income (expense):
Interest expense	(.4)	(.3)	(.1)	(.4)	(.4)	—
Interest income	—	—	—	—	—	—
Other, net	(.9)	(.5)	(.4)	(.6)	(.4)	(.2)

Income before income taxes	5.9	7.1	(1.2)	5.4	5.4	—

Income taxes	2.3	2.7	(.4)	2.1	2.1	—

Net income	3.6%	4.4%	(.8)%	3.3%	3.3%	—%

Index

Third Quarter—Three Months Ended October 3, 2015 Compared to Three Months Ended September 27, 2014

Our results of operations for the three months ended October 3, 2015 compared to the three months ended September 27, 2014 follows:

	Three Months Ended
	October 3, 2015	September 27, 2014	Change	Percentage Change
Revenues	$224,981	$216,604	$8,377	3.9%

Costs and expenses:
Operating	143,173	138,991	4,182	3.0
Selling	40,086	37,179	2,907	7.8
General and administrative	13,480	12,407	1,073	8.6
Depreciation and amortization	12,169	11,071	1,098	9.9
Gain on sale of assets, net	(104)	(188)	84	nm
	208,804	199,460	9,344	4.7

Income from operations	16,177	17,144	(967)	(5.6)
Other income (expense):
Interest expense	(827)	(676)	(151)	22.3
Interest income	85	56	29	51.8
Other, net	(2,068)	(1,112)	(956)	86.0
Income before income taxes	13,367	15,412	(2,045)	(13.3)

Income taxes	5,193	5,755	(562)	(9.8)

Net Income	$8,174	$9,657	$(1,483)	(15.4)%

nm--not meaningful

Revenues--Revenues of $224,981 increased $8,377 compared with $216,604 in the third quarter 2014. Utility increased $6,788 or 6.3% compared with the third quarter 2014. Rate increases and additional work obtained with multiple utility customers as well as new contracts obtained and increased productivity within our U.S. and Canadian operations accounted for the increase. Residential and Commercial increased $1,437 or 1.3% compared with the third quarter 2014. Increases in landscape services revenue, higher productivity, increased contract rates as well as additional revenue from the purchases of businesses account for the increase. Total revenues of $224,981 include production incentive revenue, recognized under the completed-performance method, of $110 during the third quarter 2015 compared with a reduction of $55 during the third quarter 2014.

Operating Expenses--Operating expenses of $143,173 increased $4,182 compared with the third quarter 2014 and, as a percentage of revenues, decreased .6% to 63.6%. Utility increased $4,079 or 5.0% compared with the third quarter 2014 but, as a percentage of revenues, decreased 1.0% to 74.7%. Increases in labor expense, equipment maintenance expense, crew expenses, tools and parts expense and subcontractor expense were partially offset by a reduction in fuel expense. Residential and Commercial decreased $538 or 1.0% compared with the third quarter 2014 and, as a percentage of revenues, decreased 1.3% to 50.7%. Decreases in fuel expense were partially offset by an increase in labor expense, equipment maintenance expense and subcontractor expense.

Fuel costs of $6,965 decreased $2,372, or 25.6%, from the $9,337 incurred in the third quarter 2014 and impacted operating expenses within all segments. The $2,372 decrease included price decreases approximating $2,531 and usage increases approximating $159.

Index

Selling Expenses--Selling expenses of $40,086 increased $2,907 compared with the third quarter 2014 and as a percentage of revenues increased .6% to 17.8%. Utility increased $1,491 or 14.6% over the third quarter 2014 and as a percentage of revenues increased .7% to 10.2%. Increases in field management wages and incentive expense, travel and living expense, communication expense, information technology expense and employee development expense were partially offset by a decrease in field management auto expense and professional service expense. Residential and Commercial increased $1,619 or 5.9% over the third quarter 2014 and, as a percentage of revenues increased 1.2% to 26.8%. Increases in field management wages and incentive expense, office support wages, employee development expense and office rent expense were partially offset by a decrease in field management auto expense, professional service expense, field management travel expense, computer expense and communication expense.

General and Administrative Expenses--General and administrative expenses of $13,480 increased $1,073 from $12,407 in the third quarter 2014. Increases in salary and incentive expense, stock compensation expense, information technology expense, communication expense and travel and living expense were partially offset by decreases in professional services expense and office expenses.

Depreciation and Amortization Expense--Depreciation and amortization expense of $12,169 increased $1,098 from $11,071 in the third quarter of 2014.  The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $104 for the third quarter 2015 as compared with a gain of $188 in the third quarter 2014.  The decrease is the result of a reduction in the value received for equipment units sold in the third quarter 2015 as compared with the third quarter 2014.

Interest Expense--Interest expense of $827 increased $151 from the $676 incurred in the third quarter 2014. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the third quarter of 2015, as compared with the third quarter of 2014.

Other, Net--Other, net, of $2,068 increased $956 from the $1,112 incurred in the third quarter 2014 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the third quarter 2015 was $5,193, as compared to $5,755 for the third quarter 2014. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2015 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2014 was 39.5%.

Net Income--Net income of $8,174 for the third quarter 2015 was $1,483 less than the $9,657 experienced in the third quarter 2014.

Index

Nine Months Ended October 3, 2015 Compared to Nine Months Ended September 27, 2014

Our results of operations for the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014 follows:

	Nine Months Ended
	October 3, 2015	September 27, 2014	Change	Percentage Change
Revenues	$624,046	$587,174	$36,872	6.3%

Costs and expenses:
Operating	400,372	378,505	21,867	5.8
Selling	107,656	102,051	5,605	5.5
General and administrative	42,146	39,211	2,935	7.5
Depreciation and amortization	34,437	31,439	2,998	9.5
Gain on sale of assets, net	(553)	(266)	(287)	nm
	584,058	550,940	33,118	6.0

Income from operations	39,988	36,234	3,754	10.4
Other income (expense):
Interest expense	(2,517)	(2,101)	(416)	19.8
Interest income	207	201	6	3.0
Other, net	(3,776)	(2,417)	(1,359)	56.2
Income before income taxes	33,902	31,917	1,985	6.2

Income taxes	13,324	12,225	1,099	9.0

Net income	$20,578	$19,692	$886	4.5%

nm--not meaningful

Revenues--Revenues of $624,046 increased $36,872 compared with $587,174 in the first nine months of 2014. Utility Services increased $27,574 or 9.3% compared with the first nine months of 2014. Rate increases and additional work obtained with multiple utility customers coupled with new contracts obtained and increased productivity within our U.S. and Canadian operations account for the increase. Residential and Commercial Services increased $9,210 or 3.2% compared with the first nine months of 2014. Increases in landscape services revenue, increased contract rates on our liquid services and increased productivity on both liquid service applications and tree surgery work as well as additional revenue from the purchases of businesses account for the increase. Total revenues of $624,046 include production incentive revenue, recognized under the completed-performance method, of $2,271 during the first nine months of 2015 compared with $3,486 during the first nine months of 2014.

Operating Expenses--Operating expenses of $400,372 increased $21,867 compared with the first nine months of 2014 but, as a percentage of revenues, decreased .2% to 64.2%. Utility Services increased $18,213 or 8.2% compared with the first nine months of 2014 but, as a percentage of revenue decreased .7% to 74.2%. Increases in labor expense, subcontractor expense, crew expenses, equipment maintenance expense, tool and saw expense and material expense were partially offset by decreases in fuel expense and disposal expense. Residential and Commercial Services increased $2,719 or 1.8% compared with the first nine months of 2014 but, as a percentage of revenue decreased .8% to 52.5%. Increases in labor expense, equipment maintenance expense, materials expense, subcontractor expense and disposal expense were partially offset by a reduction in fuel expense, tool and saw expense and crew expenses.

Index

Fuel costs of $19,817 decreased $6,393, or 37.9%, from the $26,210 incurred in the first nine months of 2014 and impacted operating expenses within all segments. The $6,393 decrease included price decreases approximating $6,854 and usage increases approximating $461.

Selling Expenses--Selling expenses of $107,656 increased $5,605 compared with the first nine months of 2014 but, as a percentage of revenues decreased .1% to 17.2%. Utility Services increased $3,942 or 13.3% over the first nine months of 2014. Increases in field management wages and incentive expense, field management travel expense, employee development expense, office expense and employee development expense were partially offset by a decrease in communication expense, information technology expense and professional service expense. Residential and Commercial Services experienced an increase of $2,141 or 2.9% over the first nine months of 2014 but as a percentage of revenue decreased .1% to 25.7%. Increases in field management wages and incentive expense, office support wages, office rent expense and employee development expense were partially offset by a reduction in field management auto expense, information technology expense, communication expense, professional service expense and sales and marketing expense.

General and Administrative Expenses--General and administrative expenses of $42,146 increased $2,935 from $39,211 in the first nine months of 2014. Increases in salary and incentive expense, stock compensation expense, travel and living expenses, communication expense, employee development expense and pension expense were partially offset by decreases in professional services expense, relocation expense and auto expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $34,437 increased $2,998 from $31,439 in the first nine months of 2014. The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $553 for the first nine months of 2015 as compared with a gain of $266 in the first nine months of 2014.  The increase is the result of an increase in the number of equipment units sold in the first nine months of 2015 as compared with the first nine months of 2014.

Interest Expense--Interest expense of $2,517 increased $416 from the $2,101 incurred in the first nine months of 2014. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the first nine months of 2015, as compared with the first nine months of 2014.

Other, Net--Other, net, of $3,776 increased $1,359 from the $2,417 incurred in the first nine months of 2014 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first nine months of 2015 was $13,324, as compared to $12,225 for the first nine months of 2014. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2015 annual effective tax rate is estimated to approximate 39%. Our annual effective tax rate for 2014 was 39.5%.

Net Income--Net income of $20,578 for the first nine months of 2015 was $886 more than the $19,692 experienced in the first nine months 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the nine months ended October 3, 2015 and September 27, 2014 follow:

	2015	2014
Cash provided by (used in):
Operating activities	$36,647	$23,096
Investing activities	(54,255)	(58,389)
Financing activities	15,109	36,575
(Decrease) increase in cash	$(2,499)	$1,282

Cash Provided by Operating Activities--Cash provided by operating activities was $36,647 for the first nine months of 2015, or $13,551 more than the $23,096 provided in the first nine months of 2014. The $13,551 increase in operating cash flow was primarily attributable to an increase of $2,998 in depreciation and amortization, $10,971 less cash used from operating assets and liabilities and a $886 increase in net income.

Overall, accounts receivable increased $23,970 during the first nine months of 2015, as compared to the increase of $20,570 during the first nine months of 2014. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2015 increased one day to 55 days, as compared to the end of the first nine months of 2014. The DSO at September 27, 2014 was 54 days.

Operating liabilities increased $5,522 in the first nine months of 2015, or $11,057 more than the $5,535 decrease in the first nine months of 2014. Accounts payable and accrued expenses decreased $26 during the first nine months of 2015 as compared with a decrease of $11,893 for the first nine months of 2014. Decreases in group insurance accruals, trade payables, advance payments from customers and 401KSOP liabilities were partially offset by increases in employee compensation accruals, compensated-absence accruals, stock purchase plan withholdings and employee savings withholdings. Self-insurance accruals increased $5,548 in the first nine months of 2015, which was $810 less than the increase of $6,358 experienced in the first nine months of 2014. The increase occurred in all classifications--workers’ compensation, general liability and vehicle liability--and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, increased $1,706 for the first nine months of 2015 as compared with a decrease of $1,608 for the first nine months of 2014, with the $3,314 net change related primarily to a decrease in a note receivable and prepaid expenses and increases in deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2015 was $54,255, or $4,134 less than the $58,389 used during the first nine months of 2014. Reductions in the purchases of land and building and purchases of businesses were partially offset by an increase in the purchase of equipment necessary to support business growth.

Cash Provided By Financing Activities--Cash provided by financing activities of $15,109 decreased $21,466 during the first nine months of 2015 as compared with $36,575 of cash provided during the first nine months of 2014. During the first nine months of 2015, our revolving credit facility provided $21,500 in cash as compared with the $34,600 provided during the first nine months of 2014. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Proceeds from notes payable provided $3,588 during the first nine months of 2015, $5,484 less than the $9,072 provided in the first nine months of 2014. Treasury share transactions (purchases and sales) used $7,964 for the first nine months of 2015, or $2,865 more cash than the $5,099 used in the first nine months of 2014, and included $1,191 of cash received from our common share subscriptions. Dividends paid of $2,015 during the first nine months of 2015 increased $17, as compared with $1,998 paid in the first nine months of 2014.

Index

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio. As of October 3, 2015, we were in compliance with all of the financial covenants contained in our revolving credit facility.

As of October 3, 2015, we had unused commitments under the facility approximating $51,653, with $123,347 committed, consisting of borrowings of $66,000 and issued letters of credit of $57,347. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of October 3, 2015, to make future payments for the periods indicated.

		Three Months Ending December 31, 2015
			Year Ending December 31,
Description	Total		2016	2017	2018	2019	Thereafter
Revolving credit facility	$66,000	$—	$—	$—	$66,000	$—	$—
Senior unsecured notes	30,000	—	6,000	6,000	6,000	6,000	6,000
Term loans	20,175	4,137	9,835	1,134	450	159	4,460
Operating lease obligations	12,871	1,453	4,470	2,918	1,764	868	1,398
Self-insurance accruals	63,301	8,135	20,169	12,711	7,867	4,224	10,195
Purchase obligations	7,240	7,240	—	—	—	—	—
Other liabilities	18,972	4,566	1,150	1,289	1,289	829	9,849
	$218,559	$25,531	$41,624	$24,052	$83,370	$12,080	$31,902

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of October 3, 2015. Other liabilities include estimates of

Index

future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of October 3, 2015, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of October 3, 2015, we were contingently liable for letters of credit in the amount of $59,350, of which $57,347 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2015 through 2017. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At October 3, 2015, we had working capital of $75,681, short-term lines of credit approximating $7,130 and $51,653 available under our revolving credit facility.

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

Index

information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

Accounting Standards Update 2015-03--In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 clarifying the application of this guidance to line-of-credit arrangements.  The amendments in the ASUs are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015,which for Davey Tree would be January 1, 2016. Early adoption is permitted for financial statements not previously issued.  We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

Index

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

During the quarter ended October 3, 2015, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2014.

Index

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2013, the Master Complaint for the lawsuits brought by governmental entities was dismissed with prejudice. In the third quarter 2015, the Master Complaints for the lawsuits by insurers and individuals were dismissed with prejudice. As a result, the Rice Canyon litigation involving or potentially involving Davey is now concluded.

Item 1A.	Risk Factors.

The factors described below represent the principal risks we face. Except as otherwise indicated, these factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor

Index

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

Increases in our health insurance costs could adversely affect our results of operations and cash flows.
The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs because of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Care Reform Laws"). Provisions of these laws have become and will become effective in calendar 2015 and at various dates over the next several years. Because of the breadth and complexity of these laws, the lack of regulations and guidance on implementation, and the phased-in nature of the new regulations, as well as other health care reform legislation considered by Congress and state legislations, we cannot predict with certainty the future effect of these laws on us. A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws or other future health care reform laws imposed by Congress or state legislations could have a negative impact on our financial position and results of operations.

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2015
January 1 to January 31	378	$27.80	n/a	n/a
February 1 to February 28	4,174	27.80	n/a	n/a
March 1 to April 4	97,505	30.10	n/a	n/a
Total First Quarter	102,057	30.00

April 5 to May 2	147,566	30.10	n/a	n/a
May 3 to May 30	114,890	30.10	n/a	n/a
May 31 to July 4	21,625	30.10	n/a	n/a
Total Second Quarter	284,081	30.10

July 5 to August 1	2,592	30.10	n/a	n/a
August 2 to August 29	25,588	31.50	n/a	n/a
August 30 to October 3	112,677	31.50	n/a	n/a
Total Third Quarter	140,857	31.47

Total Year-to-Date	526,995	$30.45

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	November 3, 2015		Joseph R. Paul
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 3, 2015	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statement of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith