Form 10-K
period 2015-12-31
DAVEY TREE EXPERT CO
filed 2016-03-09
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Check one):  Large Accelerated Filer ☐  Accelerated Filer ☒    Non-Accelerated Filer ☐  Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 12,749,721 Common Shares outstanding as of February 26, 2016. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 4, 2015 was $364,713,168. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be held on May 18, 2016, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

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

▪	The uncertainties in the credit and financial markets may limit our access to capital.

▪	Significant increases in fuel prices for extended periods of time will increase our operating expenses.

▪	Fluctuations in foreign currency exchange rates may have a material adverse impact on our operating results.

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

▪	Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

▪	Significant increases in health care costs could negatively impact our results of operations or financial position.

▪	We are subject to intense competition.

▪	Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.

▪	The impact of regulations initiated as a response to possible changing climate conditions could have a negative effect on our results of operations or our financial condition.

▪	We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.

▪	We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.

▪	We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.

▪
Our facilities could be damaged or our operations could be disrupted, or our customers or vendors may be adversely affected, by events such as natural disasters, pandemics, terrorist attacks or other external events.

▪	A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.

▪	We are subject to third-party and governmental regulatory claims and litigation that may have an adverse effect on us.

▪	We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

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

Principal methods of competition in both operating segments are customer service, marketing, image, performance and reputation. Our program to meet our competition stresses the necessity for our employees to have and project to customers a thorough knowledge of all horticultural services provided, and utilization of modern, well-maintained equipment. Pricing is not always a critical factor in a customer's decision with respect to our Residential and Commercial segment; however, pricing is generally the principal method of competition for our Utility segment, although in most instances consideration is given to reputation and past production performance.

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2015, we had revenues of approximately $90 million, or approximately 11% of total revenues, from Pacific Gas & Electric Company ("PG&E"), one of our largest customers.

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

Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations. You can find more information about our bank commitments in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25-26 of this report.

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

Employees
We employed approximately 7,600 employees at December 31, 2015. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.

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
We derive approximately 53% of our total revenues from our Utility segment. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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

We are subject to the effect of foreign currency exchange rate fluctuations, which may have a material adverse impact on us.

We are exposed to foreign currency exchange rate risk resulting from our operations in Canada, where we provide a comprehensive range of horticultural services. Fluctuations in foreign currency exchange rates may make our services more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability. Our financial results could be affected by factors such as changes in the foreign currency exchange rate or differing economic conditions in the Canadian markets as compared with the markets for our services in the United States. Our earnings are affected by translation exposures from currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Revenues from customers in Canada are subject to foreign currency exchange. Thus, certain revenues and expenses have been, and are expected to be subject to the effect of foreign currency fluctuations, and these fluctuations may have a material adverse impact on our operating results, asset values and could reduce shareholders’ equity. In addition, if we expand our Canadian operations, exposures to gains and losses on foreign currency transactions may increase.

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
The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs because of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Care Reform Laws"). Provisions of these laws have become and will become effective at various dates over the next several years. Because of the breadth and complexity of these laws, the lack of regulations and guidance on implementation, and the phased-in nature of the new regulations, as well as other health care reform legislation considered by Congress and state legislatures, we cannot predict with certainty the future effect of these laws on us. A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws or other future health care reform laws imposed by Congress or state legislatures could have a negative impact on our financial position and results of operations.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	29	Owned	263,231	14
Utility	3	Owned	36,037	3
Residential and Commercial, and Utility	3	Owned	30,080	3

We also rent approximately 149 properties in 31 states and three provinces.

None of our owned or rented properties used by our business segments is individually material to our operations.

Item 3.  Legal Proceedings.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company.

Our executive officers and their present positions and ages as of March 1, 2016 follow:

Name	Position	Age

Karl J. Warnke	Chairman, President and Chief Executive Officer	64

Patrick M. Covey	President and Chief Operating Officer, U.S. Operations	52

Joseph R. Paul, CPA	Chief Financial Officer and Secretary	54

Lawrence S. Abernathy	Vice President and General Manager, Davey Tree Surgery Company	65

Christopher J. Bast, CPA, CTP	Treasurer	48

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	58

James E. Doyle	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	47

Dan A. Joy	Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services	58

Steven A. Marshall	Executive Vice President, U.S. Utility Operations	64

Brent R. Repenning	Vice President and General Manager, Davey Resource Group	44

Thea R. Sears, CPA	Assistant Controller	47

James F. Stief	Executive Vice President, U.S. Residential Operations	61

Nicholas R. Sucic, CPA	Vice President and Controller	69

Mark J. Vaughn	Vice President and General Manager, Eastern Utility Services	61

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

Mr. Covey was elected a Director, effective May 20, 2014, and continues to serve as President and Chief Operating Officer, U.S. Operations, having been appointed in April 2014. He serves as Chief Operating Officer, U.S. Operations having been appointed in February 2012 and prior to that time, Mr. Covey served as Executive Vice President, having been appointed in January 2007, Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005 and was Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.

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

Mr. Abernathy was elected Vice President and General Manager, Davey Tree Surgery Company, effective April 2, 2012, and served as Senior Vice President, Davey Tree Surgery Company, having been appointed in July 2010. Prior to that time, he served as Vice President, Utility Operations, having been appointed in April 1995. Previously, having joined Davey Tree in 1969, Mr. Abernathy held various managerial positions, including Operations Manager, Area Manager and Account Manager.

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

Mr. Joy was elected Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services, effective August 15, 2014 and served as Executive Vice President and General Manager, Commercial Landscape Services, having been appointed May 21, 2014. Prior to that time, he served as Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2013 and Vice President, Commercial Landscape Services, having been appointed in December 2004. Previously, having joined Davey Tree in 1976, Mr. Joy held various managerial positions, including Operations Manager, District Manager and Assistant District Manager.

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

Record Holders and Common Shares

On February 26, 2016 we had 3,493 record holders of our common shares.

On February 26, 2016 we had 12,749,721 common shares outstanding and options exercisable to purchase 416,844 common shares, partially-paid subscriptions for 436,081 common shares and purchase rights outstanding for 178,085 common shares.

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2015	2014
1	5.00	4.50
2	5.00	4.50
3	5.00	4.50
4	5.00	5.00
Total	20.00	18.50

We presently expect to pay comparable cash dividends in 2016.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2015
January 1 to January 31	378	$27.80	n/a	n/a
February 1 to February 28	4,174	27.80	n/a	n/a
March 1 to April 4	97,505	30.10	n/a	n/a
Total First Quarter	102,057	30.00

April 5 to May 2	147,566	30.10	n/a	n/a
May 3 to May 30	114,890	30.10	n/a	n/a
May 31 to July 4	21,625	30.10	n/a	n/a
Total Second Quarter	284,081	30.10

July 5 to August 1	2,592	30.10	n/a	n/a
August 2 to August 29	25,588	31.50	n/a	n/a
August 30 to October 3	112,677	31.50	n/a	n/a
Total Third Quarter	140,857	31.47

October 4 to October 31	99,623	31.50	n/a	n/a
November 1 to December 5	159,852	31.50	n/a	n/a
December 6 to December 31	37,353	31.50	n/a	n/a
Total Fourth Quarter	296,828	31.50

Total Year to Date	823,823	$30.83

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

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company

Five-Year Cumulative Return
250
225
200
175
150
125
100
75
50
25
0
2010
2011
2012
2013
2014
2015
Davey
S&P 500 Index
Peer Group

	2010	2011	2012	2013	2014	2015
Davey Tree	100	108	128	147	169	185
S&P 500 Index	100	102	118	157	178	181
Peer Group	100	102	112	148	150	158

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

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$821,904	$789,911	$713,848	$680,153	$646,034
Costs and expenses:
Operating	528,899	508,677	462,646	437,332	426,626
Selling	144,234	140,027	120,842	111,578	104,871
General and administrative	59,798	54,970	50,654	48,171	42,793
Depreciation	44,677	40,970	38,231	37,365	37,818
Amortization of intangible assets	2,214	2,070	1,980	1,742	1,908
Gain on sale of assets, net	(2,026)	(806)	(1,294)	(1,802)	(783)
Income from operations	44,108	44,003	40,789	45,767	32,801
Interest expense	(3,355)	(2,948)	(2,708)	(2,698)	(3,794)
Interest income	249	295	311	200	43
Litigation settlement	—	—	—	—	(2,900)
Other expense	(5,744)	(3,050)	(2,827)	(2,611)	(2,850)
Income before income taxes	35,258	38,300	35,565	40,658	23,300
Income taxes	13,460	15,131	12,712	16,063	9,235
Net income	$21,798	$23,169	$22,853	$24,595	$14,065
Earnings per share--diluted	$1.56	$1.63	$1.57	$1.68	$.97
Shares used for computing per share amounts--diluted	13,977	14,238	14,602	14,609	14,537

Other Financial Data:
Depreciation and amortization	$46,891	$43,040	$40,211	$39,107	$39,726
Capital expenditures	56,047	55,731	45,205	29,734	34,701
Cash flow provided by (used in):
Operating activities	62,689	49,279	56,310	43,936	54,422
Investing activities	(56,046)	(64,060)	(43,205)	(31,179)	(34,128)
Financing activities	(7,140)	17,335	(16,891)	(3.377)	(22,044)
Cash dividends declared per share	$.2000	$.1850	$.1800	$.1775	$.1700

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$48,984	$49,916	$39,030	$54,393	$16,430
Current ratio	1.44	1.46	1.37	1.55	1.16
Property and equipment, net	166,422	160,883	136,884	125,716	130,148
Total assets	394,057	381,004	330,814	330,932	298,101
Long-term debt	85,104	81,306	50,034	54,787	51,136
Other long-term liabilities	55,464	54,854	44,371	59,498	44,204
Shareholders' equity	141,539	136,491	131,138	118,106	100,726
Common shares:
Issued	21,457	21,457	21,457	21,457	21,457
In treasury	8,714	8,292	8,018	7,731	7,611
Net outstanding	12,743	13,165	13,439	13,726	13,846
Stock options:
Outstanding	817	770	662	761	1,111
Exercisable	417	389	342	640	942
ESOT valuation per share	$32.70	$30.10	$26.40	$23.20	$19.70

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2015 Results;

▪	Results of Operations, including fiscal 2015 compared to fiscal 2014, fiscal 2014 compared to fiscal 2013, and liabilities for uncertain income tax positions, and other matters;

▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;

▪	Recent Accounting Guidance;

▪	Critical Accounting Policies and Estimates; and

▪	Market Risk Information, including interest rate risk and foreign currency exchange rate risk.

OVERVIEW OF 2015 RESULTS

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
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2015	2014	2013	2015/2014	2014/2013
Revenues	100.0%	100.0%	100.0%	4.1%	10.7%
Costs and expenses:
Operating	64.3	64.3	64.8	4.0	9.9
Selling	17.5	17.7	16.9	3.0	15.9
General and administrative	7.3	7.0	7.1	8.8	8.5
Depreciation	5.4	5.2	5.4	9.0	7.2
Amortization of intangible assets	.3	.3	.3	7.0	4.5
Gain on sale of assets, net	(.2)	(.1)	(.2)	151.4	(37.7)
	94.6	94.4	94.3	4.3	10.8
Income from operations	5.4	5.6	5.7	.2	7.9%
Other income (expense):
Interest expense	(.4)	(.4)	(.3)	13.8	8.9
Interest income	—	—	—	nm	nm
Other	(.7)	(.4)	(.4)	nm	nm
Income before income taxes	4.3	4.8	5.0	(7.9)	7.7
Income taxes	1.6	1.9	1.8	(11.0)	19.0
Net income	2.7%	2.9%	3.2%	(5.9)%	1.4%

nm--not meaningful

Revenues of $821,904 were 4.1% higher than last year’s revenues of $789,911. Utility revenues increased 7.1%, while Residential and Commercial revenues remained in line with the prior year.

Overall, income from operations of $44,108 increased .2% from the $44,003 experienced in the prior year. Income from operations was $24,273 in Utility (a 13.5% increase as compared with 2014) and $35,271 for Residential and Commercial (a 5.3% decrease as compared with 2014).

Net income of $21,798 was $1,371 less than the $23,169 earned in 2014. The increases in interest expense of $407 and other nonoperating expenses of $2,694, offset by the decrease in income taxes of $1,671, contributed to the decrease in net income.

Operating activities in 2015 provided cash of $62,689 as compared to $49,279 provided in 2014. The $13,410 net increase was primarily attributable to (i) an increase of $3,851 in depreciation and amortization expense, and (ii) $4,409 less cash used from changes in operating assets and liabilities.

Investing activities used $56,046 in cash, or $8,014 less than that used in 2014. The decrease was primarily due to fewer expenditures for land and buildings and purchases of businesses which were partially offset by an increase in equipment necessary to support the business growth.

Financing activities used $7,140 in cash in 2015, $24,475 more than the $17,335 of cash provided in 2014. Our revolving credit facility provided $10,000 in cash in 2015 as compared with the $24,500 provided during 2014. Purchases of common shares for treasury of $25,395 were partially offset by net cash received of $10,822 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2015 totaled $2,663.

Fiscal 2015 Compared to Fiscal 2014

A comparison of our fiscal year 2015 results to 2014 follows:

	Year Ended December 31,
	2015	2014	Change	% Change
Revenues	$821,904	$789,911	$31,993	4.1%
Costs and expenses:
Operating	528,899	508,677	20,222	4.0
Selling	144,234	140,027	4,207	3.0
General and administrative	59,798	54,970	4,828	8.8
Depreciation	44,677	40,970	3,707	9.0
Amortization of intangible assets	2,214	2,070	144	7.0
Gain on sale of assets, net	(2,026)	(806)	(1,220)	151.4
	777,796	745,908	31,888	4.3
Income from operations	44,108	44,003	105.2
Other income (expense):
Interest expense	(3,355)	(2,948)	(407)	13.8
Interest income	249	295	(46)	(15.6)
Other	(5,744)	(3,050)	(2,694)	88.3
Income before income taxes	35,258	38,300	(3,042)	(7.9)
Income taxes	13,460	15,131	(1,671)	(11.0)
Net income	$21,798	$23,169	$(1,371)	(5.9)%

nm--not meaningful

Revenues--Revenues of $821,904 increased $31,993 compared with the $789,911 reported in 2014. Utility increased $28,598, or 7.1%, from the prior year. Contract rate increases with one of our largest utility customers, new contracts and increased productivity within our U.S. and Canadian operations account for the increase. Residential and Commercial increased $53 from 2014.  Increases in tree pruning and tree removal revenues, landscape revenue and additional revenue from the purchase of businesses were partially offset by a reduction in revenues related to the special contract work with a large customer related to tree damage purportedly caused by one of its products.  Total consolidated revenue of $821,904 includes production incentive revenue, recognized under the completed-performance method, of $4,686 during 2015 as compared with $5,142 during 2014.

Operating Expenses--Operating expenses of $528,899 increased $20,222 from the prior year, and as a percentage of revenues remained at 64.3%. Utility experienced an increase of $18,857, or 6.3%, from 2014, and as a percentage of revenues decreased .6% to 73.9%. Increases in employee labor and benefits expense, equipment repair and maintenance expense, crew expense, material expense, subcontractor expense and tool and saw expense were partially offset by decreases in fuel expense and disposal expense. Residential and Commercial decreased $2,026, or 1.0%, compared with 2014 and as a percentage of revenue decreased .5% to 52.7%. Decreases in fuel expense, subcontractor expense, crew expense, disposal expense and tool and saw expense were partially offset by increases in employee labor and benefits expense and material expense.

Fuel costs decreased in 2015 as compared with fuel costs for 2014 and impacted operating expenses within all segments. During 2015, fuel expense of $25,881 decreased $9,248, or 26.3%, from the $35,129 incurred in 2014. Substantially all of the $9,248 decrease relates to a decrease in price of fuel.

Selling Expenses--Selling expenses of $144,234 increased $4,207 from 2014 and as a percentage of revenues decreased .2% to 17.5%. Utility increased $3,360, or 8.2%, from 2014. Increases in field management wages and incentive expense, field management travel expense, rent expense, office expense, and employee development expense were partially offset by reductions in field management auto expense, communication expense, computer expense and professional services expense. Residential and Commercial increased $1,186, or 1.2%, from 2014 and as a percentage of revenue increased to .3%. Increases in field management wages and incentive expense, rent expense and sales and marketing expense were partially offset by reductions in field management auto expense, communication expense, computer expense and professional services expense.

General and Administrative Expenses--General and administrative expenses increased $4,828 to $59,798, an increase of 8.8% from the $54,970 experienced in 2014 and as a percentage of revenues increased .3% to 7.3%. Increases in salary and incentive expense, management travel expense, office rent expense, employee development expense, stock compensation expense and pension settlement costs incurred as a result of purchasing annuities related to our defined benefit pension plans, were partially offset by decreases in management auto expense, communication expense and computer expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $46,891 increased $3,851 from the prior year and as a percentage of revenues increased .2% to 5.7%. The increase is attributable to higher capital expenditures for equipment and an increase in amortization expense related to our purchases of businesses.

Gain on Sale of Assets--Gain on the sale of assets of $2,026 increased $1,220 from the $806 experienced in 2014. The increase is the result of the sale of aerial chassis in 2015 as compared with 2014.

Interest Expense--Interest expense of $3,355 increased $407 from the $2,948 incurred in 2014. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures.

Other, Net--Other, net of $5,744 increased $2,694 from the $3,050 experienced in 2014. Other, net, consisted of nonoperating income and expense, including foreign currency losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income taxes for 2015 were $13,460, an effective tax rate of 38.2%, compared with income taxes for 2014 of $15,131, or an effective tax rate of 39.5%. The decrease of 1.3% in the effective tax rate of 38.2% for 2015, as compared to 39.5% for 2014, relates primarily to changes in foreign tax credits.

Net Income--Net income of $21,798 was $1,371 lower than the $23,169 earned in 2014. The increases in interest expense of $407 and other nonoperating expenses of $2,694, offset by the decrease in income taxes of $1,671, contributed to the decrease in net income.

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

Depreciation and Amortization Expense--Depreciation and amortization expense of $43,040 increased $2,829 from the prior year but as a percentage of revenues decreased .2% to 5.5%. The increase is attributable to higher capital expenditures for equipment and an increase in amortization expense related to our purchases of businesses.

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

The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2011. As of December 31, 2015, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Goodwill—Impairment Tests

Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2015 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2015 that would impact this conclusion.

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

The carrying value of the recorded goodwill for all reporting units totaled $29,474 at December 31, 2015. Based upon the goodwill impairment analysis conducted in the fourth quarter 2015, a hypothetical reduction in the fair value of the individual reporting units of approximately 59% to 60%, would not have resulted in the carrying value of the individual reporting units exceeding the reduced fair value.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2015 and December 31, 2014, are summarized as follows:

	2015	2014
Cash provided by (used in):
Operating activities	$62,689	$49,279
Investing activities	(56,046)	(64,060)
Financing activities	(7,140)	17,335
Effect of exchange rate changes on cash	(1,888)	—
Increase (Decrease) in cash	$(2,385)	$2,554

Net Cash Provided by Operating Activities--Operating activities in 2015 provided cash of $62,689 as compared to $49,279 provided in 2014. The $13,410 net increase was primarily attributable to (i) an increase of $3,851 in depreciation and amortization expense, and (ii) $4,409 less cash used from changes in operating assets and liabilities.

Overall, accounts receivable dollars increased $8,403 in 2015 as compared to the increase of $4,489 experienced in 2014. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2015 increased 5 days to 55 days, as compared to 2014. The DSO at December 31, 2014 was 50 days.

Accounts payable and accrued expenses increased $1,722 in 2015, $516 more than the increase of $1,206 experienced in 2014. Increases in advance payments from customers, 401KSOP liabilities, employee savings withholdings, professional service accruals and compensated absence accruals were partially offset by decreases in employee compensation accruals and health insurance accruals.

Self-insurance accruals increased $1,446 in 2015, a change of $670 compared to the increase of $2,116 experienced in 2014. The increase occurred within our workers compensation and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net, decreased $1,837 in 2015, as compared to the $6,640 increase in 2014. Decreases in prepaid expenses and other deposits were partially offset by increases in tax deposits and operating supplies.

Net Cash Used in Investing Activities--Investing activities used $56,046 in cash, $8,014 less than the $64,060 used in 2014. The decrease was primarily due to fewer expenditures for land and buildings and purchases of businesses which were partially offset by an increase in equipment necessary to support the business growth.

Net Cash Used in Financing Activities--Financing activities used $7,140 in cash in 2015, $24,475 more than the $17,335 of cash provided in 2014. Our revolving credit facility provided $10,000 as compared with the $24,500 provided during 2014. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Borrowings of notes payable totaled $6,720 and payments of long-term debt and capital leases totaled $6,624. Purchases of common shares for treasury of $25,395 were partially offset by net cash received of $10,822 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2015 totaled $2,663.

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

The Amended and Restated Credit Agreement extended the term of the revolving credit facility to November 7, 2018 from December 19, 2014. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio. As of December 31, 2015, we were in compliance with all financial covenants contained in our revolving credit facility.

As of December 31, 2015, we had unused commitments under the facility approximating $63,153, and $111,847 committed, which consisted of borrowings of $54,500 and issued letters of credit of $57,347. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on July 22, 2016 (the sixth anniversary of issuance).  The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of December 31, 2015, we were in compliance with all financial covenants contained in our revolving credit facility.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2015, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2016	2017	2018	2019	2020	Thereafter
Revolving credit facility	$54,500	$—	$—	$54,500	$—	$—	$—
Senior unsecured notes	30,000	6,000	6,000	6,000	6,000	6,000	—
Term loans	16,105	9,501	1,434	550	159	169	4,292
Operating lease obligations	25,907	6,266	4,302	3,348	2,463	1,980	7,548
Self-insurance accruals	59,808	23,042	14,240	9,191	4,991	2,561	5,783
Purchase obligations	7,720	7,720	—	—	—	—	—
Other liabilities	17,678	4,045	1,154	1,479	1,018	694	9,288
	$211,718	$56,574	$27,130	$75,068	$14,631	$11,404	$26,911

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2015. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2015, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As at December 31, 2015, we were contingently liable to our principal banks for letters of credit in the amount of $59,350 of which $57,347 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as appropriate.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2016 through 2020. We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash of $16,030 as of December 31, 2015 included $11,074 in the U.S. and $4,956 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate a portion of our 2015 Canadian earnings to satisfy our 2015 U.S. based cash flow needs.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2015, we had working capital of $48,984, unused short-term lines of credit approximating $7,081, and $63,153 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions for at least the next twelve months and for the foreseeable future.

RECENT ACCOUNTING GUIDANCE

Accounting Standard Adopted in 2015

Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes--In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes,” authoritative guidance for the purpose of simplifying the presentation of deferred income taxes. Under ASU 2015-17, deferred income tax assets and liabilities are required to be presented as noncurrent in the balance sheet. The current requirement that deferred income tax assets and liabilities be offset and presented as a single amount is not affected by this guidance. We elected to early adopt this guidance during the fourth quarter of 2015 and have applied a full retrospective approach to all periods presented. Current deferred income tax assets of $8,927 as of December 31, 2014 have been reclassified and presented as an increase to net deferred tax assets, noncurrent, in the consolidated balance sheet.

Accounting Standards Not Yet Adopted

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

Accounting Standards Update 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs--In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 clarifying the application of this guidance to line-of-credit arrangements.  The amendments in the ASUs are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, which for Davey Tree would be January 1, 2016. Early adoption is permitted for financial statements not previously issued.  We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments--In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the reporting of adjustments to the provisional amounts recorded for a business combination during the measurement period by eliminating the requirement to retrospectively account for those adjustments. Companies are required to present separately, on the face of the income statement, or disclose in the notes to the financial statements, the impact on current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts were recognized as of the acquisition date. The amendments in the ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

Accounting Standards Update 2016-2, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are evaluating the impact of the new standard on our consolidated financial statements.

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

Utility Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility customers in the utility industry. One Utility customer, PG&E, approximated 11% of revenues during 2015, 8% during 2014 and 9% during 2013. Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on long-term debt obligations. We regularly monitor and measure our interest rate risk and, to the extent that we believe we are exposed, from time-to-time we have entered into interest rate swap contracts--derivative financial instruments--with the objective of altering interest rate exposures related to a portion of our variable debt.

The following table provides information, as of December 31, 2015, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2015.

	Expected Maturity Date							Fair Value December 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$14,166	$6,141	$6,150	$6,159	$6,169	$4,292	$43,076	$30,151
Average interest rate	4.6%	5.1%	5.1%	5.1%	5.1%	5.1%
Variable rate	$55,836	$1,293	$400	$—	$—	$—	$57,529	$56,193
Average interest rate	1.4%	2.0%	2.8%	—	—	—

Interest rates on the variable-rate debt, as of December 31, 2015, ranged from .9% to 3.3%.

Foreign Currency Exchange Rate Risk

We are exposed to market risk related to foreign currency exchange rate risk resulting from our operations in Canada, where we provide a comprehensive range of horticultural services. Our financial results could be affected by factors such as changes in the foreign currency exchange rate or differing economic conditions in the Canadian markets as compared with the markets for our services in the United States. Our earnings are affected by translation exposures from currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. Similarly, the Canadian dollar-denominated assets and liabilities may result in financial exposure as to the timing of transactions and the net asset / liability position of our Canadian operations. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk. In preparing our sensitivity analysis of the effect of changes in foreign currency exchange rates, we have not factored in a potential sales levels or local currency prices.

Revenues and expenses denominated in Canadian dollars are translated into U.S. dollars at the average exchange rate each month of the year. Consequently, as the U.S. dollar changes relative to the Canadian dollar, our reported results vary.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our Canadian operations are translated into U.S. dollars at the exchange rate in effect at year end. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive income / (loss). The U.S. dollar strengthened relative to the Canadian dollar as of December 31, 2015. Consequently, shareholders’ equity decreased by $5,093. If the U.S. dollar had strengthened an additional 10% as of December 31, 2015, resulting translation adjustments recorded in shareholders’ equity would have further decreased an approximate $2,852 from the amount reported to $7,945.

The sensitivity analysis is of limited predictive value. As a result, revenues and expenses as well as our ultimate realized gains and losses with respect to our foreign currency rate changes will depend on exposures that arise during a future period and the prevailing foreign currency exchange rates.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2015, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Karl J. Warnke	/s/ Joseph R. Paul	/s/ Nicholas R. Sucic
Chairman, President and Chief Executive Officer	Chief Financial Officer and Secretary	Vice President and Controller

Kent, Ohio
March 9, 2016

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

Report of Ernst & Young, LLP
Independent Registered Public Accounting Firm
Regarding Internal Control over Financial Reporting

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of The Davey Tree Expert Company and our report dated March 9, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Akron, Ohio
March 9, 2016

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.

Information about our directors is in the section "Election of Directors" of our 2016 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Attendance” of our 2016 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2016 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Shareholders Nominations for Director," which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Executive Officers" and "Compensation of Directors" of our 2016 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2016 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plan Information” of our 2016 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance-Independence” and "Transactions with Related-Persons, Promoters and Certain Control Persons" of our 2016 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2016 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2016.

THE DAVEY TREE EXPERT COMPANY

By: /s/ Karl J. Warnke
Karl J. Warnke, Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2016.

/s/ Patrick M. Covey	/s/ John E. Warfel
Patrick M. Covey, Director	John E. Warfel, Director
President and Chief Operating Officer, U.S. Operations

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

/s/ Douglas K. Hall
Douglas K. Hall, Director
/s/ Nicholas R. Sucic
Nicholas R. Sucic, Vice President and Controller
(Principal Accounting Officer)
/s/ Sandra W. Harbrecht
Sandra W. Harbrecht, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	2003 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

3.1.2	Certificate of Amendment to the 2003 Amended Articles of Incorporation.	Filed Herewith

3.2	1987 Amended and Restated Regulations of The Davey Tree Expert Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

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

10.7	2014 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014).

10.8	Stock Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

21	Subsidiaries of the Registrant.	Filed Herewith

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

Exhibit No.	Description

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statements of Consolidated Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
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

YEAR ENDED DECEMBER 31, 2015

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets -- December 31, 2015 and 2014	F-3
Consolidated Statements of Operations -- Years ended December 31, 2015, 2014 and 2013	F-4
Consolidated Statements of Comprehensive Income -- Years ended December 31, 2015, 2014 and 2013	F-5
Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2015, 2014 and 2013	F-6
Consolidated Statements of Cash Flows -- Years ended December 31, 2015, 2014 and 2013	F-7
Notes to Consolidated Financial Statements -- December 31, 2015
A – Our Business	F-8
B – Summary of Significant Accounting Policies	F-8
C – Recent Accounting Guidance	F-11
D – Business Combinations	F-12
E – Accounts Receivable, Net and Supplemental Balance Sheet Information	F-12

F – Supplemental Operating Information	F-14
G – Supplemental Cash Flow Information	F-14
H – Identified Intangible Assets and Goodwill, Net	F-15
I – Short-Term and Long-Term Debt	F-15
J – Self-Insurance Accruals	F-17

K – Operating Lease Obligations	F-17
L – Common Shares and Preferred Shares	F-18
M – Accumulated Comprehensive Income (Loss)	F-19
N – The Davey 401KSOP and Employee Stock Ownership Plan	F-20

O – Stock-Based Compensation	F-20
P – Defined Benefit Pension Plans	F-24
Q – Income Taxes	F-29
R – Earnings Per Share Information	F-33

S – Operations by Business Segment and Geographic Information	F-33
T – Fair Value Measurements and Financial Instruments	F-35
U – Commitments and Contingencies	F-37
V – Quarterly Results of Operations (Unaudited)	F-38

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

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 9, 2016

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash	$16,030	$18,415
Accounts receivable, net	120,001	111,598
Operating supplies	7,171	6,968
Prepaid expenses	13,862	14,088
Other current assets	3,870	7,200
Total current assets	160,934	158,269
Property and equipment:
Land and land improvements	16,135	16,553
Buildings and leasehold improvements	36,532	33,644
Equipment	504,527	482,752
	557,194	532,949
Less accumulated depreciation	390,772	372,066
	166,422	160,883
Other assets	32,420	27,789
Identified intangible assets and goodwill, net	34,281	34,063
	$394,057	$381,004
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$15,501	$8,281
Accounts payable	37,750	42,140
Accrued expenses	36,146	34,925
Self-insurance accruals	22,553	23,007
Total current liabilities	111,950	108,353
Long-term debt	61,104	51,306
Senior unsecured notes	24,000	30,000
Self-insurance accruals	37,786	35,886
Other liabilities	17,678	18,968
	252,518	244,513
Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of December 31, 2015 and 2014	21,457	21,457
Additional paid-in capital	17,815	9,461
Common shares subscribed	8,591	9,381
Retained earnings	270,605	251,470
Accumulated other comprehensive loss	(13,394)	(11,523)
	305,074	280,246
Less: Cost of Common shares held in treasury; 8,714 shares in 2015 and 8,292 in 2014	159,429	138,155
Common shares subscription receivable	4,106	5,600
	141,539	136,491
	$394,057	$381,004
See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$821,904	$789,911	$713,848
Costs and expenses:
Operating	528,899	508,677	462,646
Selling	144,234	140,027	120,842
General and administrative	59,798	54,970	50,654
Depreciation	44,677	40,970	38,231
Amortization of intangible assets	2,214	2,070	1,980
Gain on sale of assets, net	(2,026)	(806)	(1,294)
	777,796	745,908	673,059
Income from operations	44,108	44,003	40,789
Other income (expense):
Interest expense	(3,355)	(2,948)	(2,708)
Interest income	249	295	311
Other	(5,744)	(3,050)	(2,827)

Income before income taxes	35,258	38,300	35,565
Income taxes	13,460	15,131	12,712

Net income	$21,798	$23,169	$22,853

Share data:
Earnings per share--basic	$1.62	$1.68	$1.61

Earnings per share--diluted	$1.56	$1.63	$1.57

Weighted-average shares outstanding:
Basic	13,465	13,821	14,171

Diluted	13,977	14,238	14,602

Dividends declared per share	$.2000	$.1850	$.1800

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$21,798	$23,169	$22,853
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (losses)/gains	(5,093)	(2,798)	(1,864)
Defined benefit pension plans:
Net gain/(loss) arising during the year	326	(6,023)	3,717
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	2,863	1,682	861
Prior service cost	33	9	8
	2,896	1,691	869
Defined benefit pension plan adjustments	3,222	(4,332)	4,586

Total other comprehensive (loss) income, net of tax	(1,871)	(7,130)	2,722

Comprehensive income	$19,927	$16,039	$25,575

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Common shares
At beginning and end of year	21,457	$21,457	21,457	$21,457	21,457	$21,457
Additional paid-in capital
At beginning of year		9,461		5,008		3,431
Shares sold to employees		6,066		3,417		2,745
Options exercised		(152)		(273)		(2,273)
Subscription shares, issued		83		184		98
Stock-based compensation		2,357		1,125		1,007
At end of year		17,815		9,461		5,008
Common shares subscribed, unissued
At beginning of year	476	9,381	531	10,467	561	11,055
Common shares, subscribed	—	—	—	—	—	—
Common shares, issued	(34)	(676)	(39)	(758)	(21)	(409)
Cancellations	(6)	(114)	(16)	(328)	(9)	(179)
At end of year	436	8,591	476	9,381	531	10,467
Retained earnings
At beginning of year		251,470		230,975		210,652
Net income		21,798		23,169		22,853
Dividends, $ .2000 per share		(2,663)		—		—
Dividends, $ .1850 per share		—		(2,674)		—
Dividends, $ .1800 per share		—		—		(2,530)
At end of year		270,605		251,470		230,975
Accumulated other comprehensive income (loss), net of tax
At beginning of year		(11,523)		(4,393)		(7,115)
Currency translation adjustments		(5,093)		(2,798)		(1,864)
Defined benefit pension plans		3,222		(4,332)		4,586
At end of year		(13,394)		(11,523)		(4,393)
Common shares held in treasury
At beginning of year	8,292	(138,155)	8,018	(125,034)	7,731	(112,159)
Shares purchased	824	(25,395)	727	(19,598)	931	(21,887)
Shares sold to employees	(288)	2,198	(287)	3,822	(299)	3,853
Options exercised	(71)	1,225	(116)	1,861	(319)	4,776
Subscription shares, issued	(43)	698	(50)	794	(26)	383
At end of year	8,714	(159,429)	8,292	(138,155)	8,018	(125,034)
Common shares subscription receivable
At beginning of year	(476)	(5,600)	(531)	(7,342)	(561)	(9,215)
Shares subscribed	—	—	—	—	—	—
Payments	34	1,434	39	1,543	21	1,728
Cancellations	6	60	16	199	9	145
At end of year	(436)	(4,106)	(476)	(5,600)	(531)	(7,342)
Common Shareholders' Equity at December 31	12,743	$141,539	13,165	$136,491	13,439	$131,138

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$21,798	$23,169	$22,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,677	40,970	38,231
Amortization	2,214	2,070	1,980
Gain on sale of assets	(2,026)	(806)	(1,294)
Deferred income taxes	(2,975)	(2,679)	1,716
Other	2,399	(5,638)	(3,228)
Changes in operating assets and liabilities:
Accounts receivable	(8,403)	(4,489)	10,307
Accounts payable and accrued expenses	1,722	1,206	(2,308)
Self-insurance accruals	1,446	2,116	(5,021)
Other assets, net	1,837	(6,640)	(6,926)
	40,891	26,110	33,457
Net cash provided by operating activities	62,689	49,279	56,310
Investing activities
Capital expenditures:
Equipment	(52,466)	(46,228)	(42,462)
Land and buildings	(3,581)	(9,503)	(2,743)
Proceeds from sales of property and equipment	2,650	1,366	2,080
Purchases of businesses	(2,649)	(9,695)	(80)
Net cash used in investing activities	(56,046)	(64,060)	(43,205)
Financing activities
Revolving credit facility borrowings/(payments), net	10,000	24,500	(4,200)
Borrowings/(payments) of notes payable	6,720	(1,091)	1,442
Borrowings/(payments) of long-term debt and capital leases	(6,624)	5,695	(583)
Purchase of common shares for treasury	(25,395)	(19,598)	(21,887)
Sale of common shares from treasury	9,328	8,762	9,582
Cash received on common-share subscriptions	1,494	1,741	1,285
Dividends	(2,663)	(2,674)	(2,530)
Net cash (used in) provided by financing activities	(7,140)	17,335	(16,891)
Effect of exchange rate changes on cash	(1,888)	—	—
(Decrease) Increase in cash	(2,385)	2,554	(3,786)
Cash, beginning of year	18,415	15,861	19,647
Cash, end of year	$16,030	$18,415	$15,861

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2015
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
December 31, 2015
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)

may not be recoverable, an impairment loss would be recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of the estimated future cash flows.

Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2015 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2015 that would impact this conclusion.

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
December 31, 2015
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

Cash--To limit our exposure, we transact our business and maintain banking relationships with high credit-quality financial institutions.

Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 11% of revenues during 2015, 8% in 2014 and 9% in 2013. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.

Foreign Currency Translation and Transactions--Assets and liabilities of our Canadian operations are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in the consolidated balance sheet, classified in shareholders’ equity as a separate component of accumulated other comprehensive income / (loss). Gains or losses resulting from Canadian-dollar transactions with the Canadian operations are translated to U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effect of the transactions gain or loss is classified in the statement of operations as a component of other nonoperating income (expense), net.

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
December 31, 2015
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

Accounting Standard Adopted in 2015

Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes--In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes,” authoritative guidance for the purpose of simplifying the presentation of deferred income taxes. Under ASU 2015-17, deferred income tax assets and liabilities are required to be presented as noncurrent in the balance sheet. The current requirement that deferred income tax assets and liabilities be offset and presented as a single amount is not affected by this guidance. We elected to early adopt this guidance during the fourth quarter of 2015 and have applied a full retrospective approach to all periods presented. Current deferred income tax assets of $8,927 as of December 31, 2014 have been reclassified and presented as an increase to net deferred tax assets, noncurrent, in the consolidated balance sheet.

Accounting Standards Not Yet Adopted

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

Accounting Standards Update 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs--In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 clarifying the application of this guidance to line-of-credit arrangements.  The amendments in the ASUs are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, which for Davey Tree would be January 1, 2016. Early adoption is permitted for financial statements not previously issued.  We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

C.	Recent Accounting Guidance (continued)

Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments--In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the reporting of adjustments to the provisional amounts recorded for a business combination during the measurement period by eliminating the requirement to retrospectively account for those adjustments. Companies are required to present separately, on the face of the income statement, or disclose in the notes to the financial statements, the impact on current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts were recognized as of the acquisition date. The amendments in the ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

Accounting Standards Update 2016-2, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are evaluating the impact of the new standard on our consolidated financial statements.

D.	Business Combinations

Our investments in businesses were: (a) $4,149 in 2015, including no liabilities assumed and debt issued of $1,500; (b) $12,853 in 2014, including $1,078 liabilities assumed and debt issued of $2,080; and (c) $110 in 2013, including no liabilities assumed and debt issued of $30.

The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $1,410 in 2015 (all of which is deductible for tax purposes), $4,624 in 2014 (all of which is deductible for tax purposes) and no goodwill in 2013.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2015, 2014 or 2013 was not significant.

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information

Accounts receivable, net, consisted of the following:

	December 31,
	2015	2014
Accounts receivable	$104,567	$98,657
Receivables under contractual arrangements	19,142	15,362
	123,709	114,019
Less allowances for doubtful accounts	3,708	2,421
	$120,001	$111,598

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information (continued)

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2015	2014
Refundable income taxes	$2,952	$2,122
Note receivable	—	4,319
Other	918	759
Total	$3,870	$7,200

	December 31,
Other assets, noncurrent	2015	2014
Assets invested for self-insurance	$17,167	$13,684
Investment--cost-method affiliate	1,172	1,168
Deferred income taxes	11,521	10,632
Other	2,560	2,305
Total	$32,420	$27,789

	December 31,
Accrued expenses	2015	2014
Employee compensation	$18,176	$19,195
Accrued compensated absences	8,607	8,034
Self-insured medical claims	2,347	2,722
Customer advances, deposits	2,564	2,030
Taxes, other than income	3,517	2,054
Other	935	890
Total	$36,146	$34,925

	December 31,
Other liabilities, noncurrent	2015	2014
Pension and retirement plans	$14,296	$16,311
Other	3,382	2,657
Total	$17,678	$18,968

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

F.	Supplemental Operating Information

Other Nonoperating (Expense) Income, Net

Other nonoperating (expense) income, net, included in the statements of operations follows:

	Year Ended December 31,
	2015	2014	2013
Other nonoperating expense, net	$(5,744)	$(3,050)	$(2,827)

Other nonoperating (expense) income, net, includes foreign currency losses of (i) $854 for 2015, (ii) $235 for 2014, and (iii) $146 for 2013 on the intercompany balances of our Canadian operations.

G.	Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2015	2014	2013
Interest paid	$3,386	$2,948	$2,732
Income taxes paid, net	16,679	13,577	20,133
Noncash transactions:
Debt issued for purchases of businesses	$1,500	$2,080	$30
Detail of acquisitions:
Assets acquired:
Receivables	$—	$1,852	$—
Operating supplies	—	61	—
Prepaid expense	—	213	—
Equipment	1,264	1,726	—
Deposits and other	11	558	—
Intangibles	2,874	8,443	110
Liabilities assumed	—	(1,078)	—
Debt issued for purchases of businesses	(1,500)	(2,080)	(30)
Cash paid	$2,649	$9,695	$80

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

H.    Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2015		December 31, 2014
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	2.5	years	$16,805	$13,764	$16,076	$12,560
Employment-related	2.5	years	6,811	6,008	7,026	5,776
Tradenames	2.8	years	5,502	4,539	5,286	4,153
Total			29,118	$24,311	28,388	$22,489
Less accumulated amortization			24,311		22,489
Identified intangibles, net			4,807		5,899
Unamortized intangible assets:
Goodwill	Not amortized		29,474		28,164
			$34,281		$34,063

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2015 follow:

	Balance at January 1, 2015	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2015
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	24,740	1,410	(100)	26,050
Total	$28,164	$1,410	$(100)	$29,474

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2015, in each of the next five years follows:

Estimated Future Amortization Expense
Year ending December 31, 2016	$1,781
2017	1,322
2018	585
2019	466
2020	411

I.	Short-Term and Long-Term Debt

Short-term debt consisted of the following:

	December 31,
	2015	2014
Current portion of long-term debt	$15,501	$8,281

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

I.	Short-Term and Long-Term Debt (continued)

At December 31, 2015, we also had unused short-term lines of credit with several banks totaling $7,081, generally at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%. Long-term debt consisted of the following:

	December 31,
	2015	2014
Revolving credit facility
Swing-line borrowings	$2,500	$7,500
LIBOR borrowings	52,000	37,000
	54,500	44,500
Senior unsecured notes	30,000	30,000
Term loans	16,105	15,087
	100,605	89,587
Less current portion	15,501	8,281
	$85,104	$81,306

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

As of December 31, 2015, we had unused commitments under the facility approximating $63,153, and $111,847 committed, which consisted of borrowings of $54,500 and issued letters of credit of $57,347. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 3.55% at December 31, 2015 and 3.03% at December 31, 2014.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2015 were as follows: 2016--$15,501; 2017--$7,434; 2018--$61,050; 2019--$6,159; and, 2020--$6,169.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

J.	Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2015	2014
Workers' compensation	$35,304	$32,982
Present value discount	1,937	1,658
	33,367	31,324
Vehicle liability	5,880	4,940
General liability	21,092	22,629
Total	60,339	58,893
Less current portion	22,553	23,007
Noncurrent portion	$37,786	$35,886

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2015	2014
Balance, beginning of year	$58,893	$56,712
Provision for claims	33,499	30,340
Payment of claims	32,053	28,159
Balance, end of year	$60,339	$58,893
Workers' compensation discount rate	2.20%	2.00%

K.	Operating Lease Obligations

We lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under noncancelable operating leases, as of December 31, 2015, were as follows:

Minimum lease obligations	Operating Lease Obligations

Year ending December 31, 2016	$6,266
2017	4,302
2018	3,348
2019	2,463
2020	1,980
2021 and after	7,548
Total minimum lease payments	$25,907

Total rent expense under all operating leases was $7,398 in 2015, $6,554 in 2014 and $6,167 in 2013.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

L.	Common Shares and Preferred Shares

Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Common Shares--The number of common shares authorized is 48,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2015 was 21,456,880. The number of shares in the treasury for each of the three years in the period ended December 31, 2015 was as follows: 2015--8,713,566; 2014--8,291,947; and 2013--8,018,269.

Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. During 2015, purchases of common shares totaled 823,827 shares for $25,395 in cash; we also had direct sales to directors and employees of 14,492 shares for $438, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 46,124 shares to our 401(k) plan for $1,406 and issued 101,480 shares to participant accounts to satisfy our liability for the
2014 employer match in the amount of $3,055. The liability accrued at December 31, 2015 for the 2015 employer match was $3,373. There were also 125,779 shares purchased during 2015 under the Employee Stock Purchase Plan.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding:

	December 31,
	2015	2014
Shares outstanding, beginning of year	13,164,933	13,438,611
Shares purchased	(823,827)	(727,436)
Shares sold	287,875	287,536
Stock subscription offering, employee cash purchases	43,071	49,940
Options exercised	71,262	116,282
	(421,619)	(273,678)
Shares outstanding, end of year	12,743,314	13,164,933

On December 31, 2015, we had 12,743,314 common shares outstanding, employee exercisable to purchase 416,844 common shares, partially-paid subscription for 436,081 common shares and purchase rights outstanding for 178,085 common shares.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

L.	Common Shares and Preferred Shares (continued)

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

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2013	$3,511	$(10,626)	$(7,115)
Unrealized gains (losses)	(1,864)	—	(1,864)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,401	1,401
Tax effect	—	(532)	(532)
Unrecognized amounts from defined benefit pension plans	—	6,306	6,306
Tax effect	—	(2,589)	(2,589)
Net of tax amount	(1,864)	4,586	2,722
Balance at December 31, 2013	$1,647	$(6,040)	$(4,393)
Unrealized gains (losses)	(2,798)	—	(2,798)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,786	2,786
Tax effect	—	(1,095)	(1,095)
Unrecognized amounts from defined benefit pension plans	—	(9,923)	(9,923)
Tax effect	—	3,900	3,900
Net of tax amount	(2,798)	(4,332)	(7,130)
Balance at December 31, 2014	$(1,151)	$(10,372)	$(11,523)
Unrealized gains (losses)	(5,093)	—	(5,093)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,774	4,774
Tax effect	—	(1,878)	(1,878)
Unrecognized amounts from defined benefit pension plans	—	538	538
Tax effect	—	(212)	(212)
Net of tax amount	(5,093)	3,222	(1,871)
Balance at December 31, 2015	$(6,244)	$(7,150)	$(13,394)

The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2015, 2014 and 2013 are included in net periodic pension expense and classified in the statement of operations as costs and expenses, general and administrative.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
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

Total compensation for these plans, consisting primarily of the employer match, was $3,373 in 2015, $3,055 in 2014, and $2,788 in 2013.

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

Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2015	2014	2013
Compensation expense, all share-based payment plans	$2,327	$1,860	$1,411
Income tax benefit	694	549	348

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

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

	Year Ended December 31,
	2015	2014	2013
Number of employees participating	1,750	1,684	1,500
Shares purchased during the year	125,779	115,029	118,444
Weighted-average per share purchase price paid	$26.22	$23.07	$20.01
Cumulative shares purchased since 1982	8,877,034	8,751,255	8,636,226

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $569 in 2015, $463 in 2014 and $417 in 2013.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $494 in 2015, $398 in 2014 and $234 in 2013.

Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2015, the Compensation Committee of the Board of Directors awarded 133,550 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes the SSARs as of December 31, 2015:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2015	303,271	$3.84
Granted	133,550	5.78
Forfeited	—	—
Vested	(106,114)	3.76
Unvested, December 31, 2015	330,707	$4.65	2.9 years	$1,149	$10,417
Employee SSARs	321,708	$4.71	3.0 years	$1,137	$10,134
Nonemployee Director SSARs	8,999	$2.23	0.9 years	$12	$283

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights totaled $489 in 2015, $384 in 2014 and $315 in 2013.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During the year ended December 31, 2015, the Compensation Committee of the Board of Directors awarded 42,152 Performance-Based Restricted Stock Units ("PRSUs") to certain management employees.

Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes Performance-Based Restricted Stock Units as of December 31, 2015:

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2015	117,709	$21.14
Granted	42,152	29.14
Forfeited	—	—
Vested	(17,876)	17.44
Unvested, December 31, 2015	141,985	$23.98	2.3 years	$1,909	$4,472
Employee PRSUs	121,435	$23.75	2.6 years	$1,662	$3,825
Nonemployee Director PRSUs	20,550	$25.32	1.3 years	$247	$647

Compensation cost for awards is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $775 in 2015, $615 in 2014 and $445 in 2013.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Volatility rate	10.9%	11.2%	11.3%
Risk-free interest rate	2.1%	2.6%	2.1%
Expected dividend yield	.7%	1.1%	1.5%
Expected life of awards (years)	9.3	9.4	9.4

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2015:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2015	770,131	$19.33
Granted	148,000	30.10
Exercised	(66,687)	13.13
Forfeited	(34,700)	24.27
Outstanding, December 31, 2015	816,744	$21.58	6.2 years	$1,832	$8,102
Exercisable, December 31, 2015	416,844	$16.68	4.0 years		$6,178

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2015 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$ 11.25	121,938	0.4 years	$11.25	121,938	$11.25
16.00	100,761	3.8 years	16.00	100,761	16.00
16.60	96,095	4.8 years	16.60	96,095	16.60
23.20	186,550	7.5 years	23.20	67,450	23.20
26.40	177,400	8.5 years	26.40	30,600	26.40
30.10	134,000	9.5 years	30.10	—	30.10
	816,744	6.2 years	$21.58	416,844	$16.68

We issue common shares from treasury upon the exercise of stock options, stock-settled stock appreciation rights, performance-based restricted stock units or purchases under the Employee Stock Purchase Plan.

Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $694 in 2015, $549 in 2014, and $348 in 2013. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) stock-settled stock appreciation rights are exercised; (b) performance-based restricted stock units vest; and, (c) stock options are exercised.

When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $352 in 2015, $354 in 2014, and $242 in 2013.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

P.	Defined Benefit Pension Plans

We have defined benefit pension plans covering certain current and retired U.S. employees. Plans include: (i) the Employee Retirement Plan (“ERP”) for employees hired prior to January 1, 2009; (ii) a plan for bargaining employees not covered by union pension plans (the “SPP”) for which future benefit accruals were frozen effective December 31, 2013; (iii) a Supplemental Executive Retirement Plan (“SERP”) for which future benefit accruals were frozen effective at the end of the second quarter 2015; and, (iv) a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees hired prior to January 1, 2009.

Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under our qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

Effective December 31, 2008, enhanced benefits were implemented to our defined contribution savings plan--The Davey 401KSOP and ESOP--at which time, the Board of Directors approved an amendment to freeze the ERP and the Restoration Plan. The ERP was closed to new participants after December 2008. In connection with the freeze of the ERP, the Restoration Plan and the SERP, (a) benefits currently being paid to retirees continue and (b) benefits accrued through December 31, 2008 for employees covered by the ERP were not affected. All ERP, Restoration Plan and SERP balances remain intact and participant account balances, as well as service credits for vesting and retirement eligibility, remain intact and continue in accordance with the terms of the plans. Only future accruals were eliminated with the: (i) 2008 freeze of the ERP and Restoration Plan; (ii) 2013 freeze of the SPP; and, (iii) 2015 freeze of the SERP.

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2015	2014
Change in benefit obligation
Projected benefit obligation at beginning of year	$35,876	$31,888
Service cost	35	51
Interest cost	1,486	1,618
Actuarial (gains)/losses	(2,445)	4,838
New longevity assumptions	(340)	3,229
Curtailments	(404)	—
Settlements	(6,186)	(4,319)
Benefits paid	(794)	(1,429)
Projected benefit obligation at end of year	$27,228	$35,876
Accumulated benefit obligation at end of year	$27,228	$35,475

	December 31,
	2015	2014
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$21,567	$25,754
Actual return on plan assets	(135)	540
Plan expenses, including PBGC premiums	(536)	(404)
Employer contributions	1,300	1,425
Settlements	(6,186)	(4,319)
Benefits paid	(794)	(1,429)
Fair value of plan assets at end of year	$15,216	$21,567

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

The settlements in the change in benefit obligation and in the change in fair value of plan assets, arise from the purchase, during the fourth quarters ended December 31, 2015 and December 31, 2014, of a guaranteed group annuity contract from a third-party insurance company which unconditionally and irrevocably guarantees the full payment of all annuity payments to the participants that were receiving payments from the ERP plan, with the third-party insurance company having assumed all investment risk associated with funding participant payments. Also, payments made on behalf of certain SPP participants also contributed to the 2015 settlement charges.

	December 31,
	2015	2014
Funded status of the plans
Fair value of plan assets	$15,216	$21,567
Projected benefit obligation	27,228	35,876
Funded status of the plans	$(12,012)	$(14,309)

	December 31,
	2015	2014
Amounts reported in the consolidated balance sheets
Current liability	$(499)	$(38)
Noncurrent liability	(11,513)	(14,271)
Funded status of the plans	$(12,012)	$(14,309)

The change in funded status of the plans and accumulated other comprehensive income (loss) related to our defined benefit pension plans as at December 31, 2015, is primarily a result of higher discount rates and having updated the mortality improvement tables. In 2014, the Society of Actuaries (“SOA”) issued new mortality and mortality improvement tables that reflect longer life expectancies and thereby indicate the amount of estimated aggregate benefit payments to plan participants is increasing. We incorporated the new SOA tables--new longevity assumptions--into our December 31, 2014 measurement of pension plans’ benefit obligations. The SOA further updated the mortality improvement tables in 2015 and we have reflected this update into our December 31, 2015 measurement.

Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2015		At December 31, 2014
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$11,836	$7,150	$17,093	$10,339
Unrecognized prior service cost	—	—	55	33
	$11,836	$7,150	$17,148	$10,372

To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants, except for the SERP, which, after the plan freeze, is being amortized based on the remaining life expectancy of plan participants. The total amount of unrecognized prior service cost was amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2016 follows:

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

	Year ending December 31, 2016
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$973	$584
	$973	$584

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2015	2014
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$27,228	$35,876
Accumulated benefit obligation	27,228	35,475
Fair value of plan assets	15,216	21,567

The actuarial assumptions follow. The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2015	2014	2013
Actuarial assumptions
Discount rate	4.70%	4.30%	5.20%
Expected long-term rate of return on plan assets	7.25	7.50	7.75

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2015	2014	2013
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$35	$51	$222
Interest cost on projected benefit obligation	1,486	1,618	1,515
Expected return on plan assets	(1,576)	(1,993)	(1,760)
Curtailment loss	49	—	—
Settlement loss	2,915	2,065	—
Amortization of net actuarial loss	1,400	708	1,388
Amortization of prior service cost	6	14	14
Net pension expense of defined benefit pension plans	$4,315	$2,463	$1,379

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

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

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2015, was 7.25%.

Plan Assets--The fair values of our pension plan assets at December 31, 2015 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2015 Using:
Description	Total Carrying Value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds	$2,794	$—	$2,794	$—
U.S. large-cap equities
Growth	1,869	1,869	—	—
Value	1,492	1,492	—	—
U.S. small/mid-cap equities
Growth	781	781	—	—
Value	1,003	1,003	—	—
International equities
Growth	1,270	1,270	—	—
Value	1,183	1,183	—	—
Fixed income	3,035	3,035	—	—
Multiclass world-allocation mutual funds	1,789	1,789	—	—
	$15,216	$12,422	$2,794	$—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

The fair values of our pension plan assets at December 31, 2014 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

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

Expected Benefit Plan Contributions--It is our practice to make contributions to comply with the minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2016; however, we may make discretionary contributions.

Expected Benefit Plan Payments--The benefits, as of December 31, 2015, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow:

Participants Benefits
Estimated future payments
Year ending December 31, 2016	$650
2017	904
2018	1,022
2019	1,139
2020	1,260
Years 2021 to 2025	7,593

Multiemployer Defined Benefit Pension Plans--In providing services to our Utility Services customers, we contribute to multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

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

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2015	2014		2015	2014	2013
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$774	$743	$755	No	Ranging from June 30, 2017 to December 31, 2018
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	119	105	100	No	December 31, 2017
					$893	$848	$855

We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.

Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”).

We are party to eight collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from June 30, 2017 to December 31, 2018 and one collective-bargaining agreement with Eighth District Electrical Pension Fund with an expiration date of December 31, 2017.

Q.	Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2015	2014	2013
United States	$32,807	$30,380	$29,203
Canada	2,451	7,920	6,362
Total	$35,258	$38,300	$35,565

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

Q.	Income Taxes (continued)

The provision for income taxes follows:

	Year Ended December 31,
	2015	2014	2013
Currently payable:
Federal	$13,337	$13,159	$7,089
State	2,487	2,524	2,183
Canadian	611	2,127	1,724
Total current	16,435	17,810	10,996
Deferred taxes	(2,975)	(2,679)	1,716
Total taxes on income	$13,460	$15,131	$12,712

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	3.9	3.6
Effect of Canadian income taxes	(.5)	(1.7)	(1.6)
Nondeductible expenses	2.3	1.9	1.9
ESOP dividend deduction	(.8)	(.7)	(.8)
Uncertain tax adjustments and audit settlement	1.5	1.6	(2.2)
Valuation allowance	(2.2)	—	—
All other, net	(.8)	(.5)	(.2)
Effective income tax rate	38.2%	39.5%	35.7%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.

In November 2015, as discussed in Note C, the FASB issued Accounting Standards Update 2015-17 that requires deferred tax assets and liabilities to be classified as noncurrent in the balance sheet.  The guidance is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted.  We elected to early adopt the guidance during the fourth quarter of 2015 and have applied a full retrospective approach to all periods presented. Current deferrred income tax assets of $8,927 as of December 31, 2014 have been reclassified and presented as an increase to net deferred tax assets, noncurrent, in the consolidated balance sheet. The impact of adopting the standard on the December 31, 2014 consolidated balance sheet follows.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

Q.	Income Taxes (continued)

	Previously Reported	Reclassified	As Adopted
Consolidated Balance Sheet, as of December 31, 2014
Deferred income tax assets--current	$12,087	$(12,087)	$—
Deferred income tax assets--noncurrent	22,399	12,087	34,486

Deferred income tax liability--current	3,160	(3,160)	—
Deferred income tax liabilities--noncurrent	20,694	3,160	23,854
			$10,632

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2015	2014
Deferred tax assets:
Self-insurance accruals	$21,136	$20,661
Accrued compensated absences	3,189	3,090
Accrued expenses and other liabilities	1,255	1,388
Accrued stock compensation	2,144	1,642
Defined benefit pension plans	3,721	4,573
Foreign tax credit carryforward	680	768
Other future deductible amounts, net	4,354	3,132
	36,479	35,254
Less deferred tax asset valuation allowance	—	768
	36,479	34,486
Deferred tax liabilities:
Intangibles	150	269
Prepaid expenses	3,138	3,160
Property and equipment	21,670	20,425
	24,958	23,854
Net deferred tax assets--noncurrent	$11,521	$10,632

We treat all of our Canadian subsidiary earnings through December 31, 2015 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2015, approximately $27,268 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

Q.	Income Taxes (continued)

As at December 31, 2015, we released a valuation allowance that had been recorded in prior years related to the foreign tax credit carryforward that arose in 2010--wherein we repatriated earnings in 2010 of our Canadian operations due to capital in Canada in excess of current and future projected needs. Management presently believes that it is more-likely-than-not that the deferred tax asset, related to the foreign tax credit that expires in 2020, will be realized. The criteria considered in making the determination included the ability to utilize tax-planning strategies, historical and projected operating results, and the period of time over which the foreign tax credit can be utilized.

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

The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2015	2014
Unrecognized tax benefits	$2,557	$1,949
Portion, if recognized, would reduce tax expense and effective tax rate	1,981	1,512
Accrued interest on unrecognized tax benefits	115	77
Accrued penalties on unrecognized benefits	—	—

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2011. As of December 31, 2015, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$1,949	$1,221	$2,638
Additions based on tax positions related to the current year	642	587	370
Additions for tax positions of prior years	52	234	133
Reductions for tax positions of prior years	(63)	(79)	(1,155)
Reductions related to settlements with taxing authorities	—	—	(460)
Lapses in statutes of limitations	(23)	(14)	(305)
Balance, end of year	$2,557	$1,949	$1,221

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

R.	Earnings Per Share Information

Earnings per share is computed as follows:

	Year Ended December 31,
	2015	2014	2013
Income available to common shareholders:
Net income	$21,798	$23,169	$22,853
Weighted-average shares:
Basic:
Outstanding	13,029,368	13,337,198	13,639,356
Partially-paid share subscriptions	436,081	484,025	531,325
Basic weighted-average shares	13,465,449	13,821,223	14,170,681
Diluted:
Basic from above	13,465,449	13,821,223	14,170,681
Incremental shares from assumed:
Exercise of stock subscription purchase rights	67,714	54,824	34,273
Exercise of stock options and awards	444,127	362,229	397,478
Diluted weighted-average shares	13,977,290	14,238,276	14,602,432
Share data:
Earnings per share--basic	$1.62	$1.68	$1.61
Earnings per share--diluted	$1.56	$1.63	$1.57

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

S.    Operations by Business Segment and Geographic Information (continued)

Segment assets are those generated or directly used by each segment, and include accounts receivable, operating supplies, and property and equipment.

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2015
Revenues	$433,117	$386,327	$2,460	$—		$821,904
Income (loss) from operations	24,273	35,271	(5,368)	(10,068)	(a)	44,108
Interest expense				(3,355)		(3,355)
Interest income				249		249
Other income (expense), net				(5,744)		(5,744)
Income before income taxes						$35,258

Depreciation	$25,466	$15,592	$—	$3,619	(b)	$44,677
Amortization	144	2,062	—	8		2,214
Capital expenditures	26,853	22,853	—	6,341		56,047
Segment assets, total	145,306	162,679	—	86,072	(c)	394,057

Fiscal Year 2014
Revenues	$404,519	$386,274	$(882)	$—		$789,911
Income (loss) from operations	21,382	37,232	(6,037)	(8,574)	(a)	44,003
Interest expense				(2,948)		(2,948)
Interest income				295		295
Other income (expense), net				(3,050)		(3,050)
Income before income taxes						$38,300

Depreciation	$23,225	$14,544	$—	$3,201	(b)	$40,970
Amortization	174	1,896	—	—		2,070
Capital expenditures	25,994	17,490	—	12,247		55,731
Segment assets, total	150,002	144,413	—	86,589	(c)	381,004

Fiscal Year 2013
Revenues	$376,520	$334,878	$2,450	$—		$713,848
Income (loss) from operations	16,070	33,566	(2,869)	(5,978)	(a)	40,789
Interest expense				(2,708)		(2,708)
Interest income				311		311
Other income (expense), net				(2,827)		(2,827)
Income before income taxes						$35,565

Depreciation	$22,261	$13,286	$—	$2,684	(b)	$38,231
Amortization	359	1,440	—	181		1,980
Capital expenditures	21,642	17,577	—	5,986		45,205
Segment assets, total	145,021	122,542	—	65,815	(c)	333,378

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

(b)	Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.

(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2015	2014	2013
Revenues
United States	$749,896	$706,145	$637,524
Canada	72,008	83,766	76,324
	$821,904	$789,911	$713,848

	December 31,
	2015	2014	2013
Long-lived assets, net
United States	$213,794	$196,116	$166,598
Canada	19,329	17,692	14,764
	$233,123	$213,808	$181,362

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

T.	Fair Value Measurements and Financial Instruments (continued)

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014, were as follows:

		Fair Value Measurements at December 31, 2015 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$17,167	$17,167	$—	$—
Defined benefit pension plan assets	15,216	12,422	2,794	—

Liabilities:
Deferred compensation	$1,574	$—	$1,574	$—

		Fair Value Measurements at December 31, 2014 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,684	$13,684	$—	$—
Defined benefit pension plan assets	21,567	19,125	2,442	—

Liabilities:
Deferred compensation	$1,423	$—	$1,423	$—

The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
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

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$54,500	$54,500	44,500	44,500
Senior unsecured notes	24,000	24,837	30,000	30,688
Term loans, noncurrent	6,604	7,008	6,806	7,195
Total	$85,104	$86,345	$81,306	$82,383

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

Letters of Credit

At December 31, 2015, we were contingently liable to our principal banks in the amount of $59,350 for letters of credit outstanding primarily related to insurance coverage.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2015
(In thousands, except share data)

V.	Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2015 and 2014.

	Fiscal 2015, Three Months Ended
	Apr 4	July 4	Oct 3	Dec 31
Revenues	$174,292	$224,773	$224,981	$197,858
Gross profit (revenues less costs and expenses, operating)	54,434	87,432	81,808	69,331
Income (loss) from operations	(3,985)	27,796	16,177	4,120
Net income (loss)	(3,528)	15,932	8,174	1,220

Net income (loss) per share -- Basic	$(.27)	$1.21	$.58	$.10
Net income (loss) per share -- Diluted	$(.27)	$1.17	$.55	$.11

ESOT Valuation per share	$30.10	$30.10	$31.50	$32.70

	Fiscal 2014, Three Months Ended
	Mar 29	Jun 29	Sept 27	Dec 31
Revenues	$157,387	$213,183	$216,604	$202,737
Gross profit (revenues less costs and expenses, operating)	48,156	82,900	77,613	72,565
Income (loss) from operations	(4,725)	23,815	17,144	7,769
Net income (loss)	(6,180)	14,046	9,657	5,646

Net income (loss) per share -- Basic	$(.29)	$1.04	$.72	$.21
Net income (loss) per share -- Diluted	$(.29)	$1.01	$.69	$.22

ESOT Valuation per share	$26.40	$26.40	$27.80	$30.10

Fourth quarters 2015 and 2014 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2015 and 2014 by approximately $2,589 and $3,875, respectively.