Form 10-Q
period 2016-04-02
DAVEY TREE EXPERT CO
filed 2016-05-03
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
OR

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

There were 12,768,644 Common Shares, $1.00 par value, outstanding as of April 29, 2016.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 2, 2016

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 2, 2016	December 31, 2015
Assets
Current assets:
Cash	$12,109	$16,030
Accounts receivable, net	125,695	120,001
Operating supplies	8,268	7,171
Other current assets	19,569	17,732
Total current assets	165,641	160,934

Property and equipment	585,582	557,194
Less accumulated depreciation	402,796	390,772
	182,786	166,422

Other assets	33,500	31,949
Identified intangible assets and goodwill, net	33,842	34,281
	$415,769	$393,586
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$39,876	$37,750
Accrued expenses	27,780	36,146
Other current liabilities	36,391	38,054
Total current liabilities	104,047	111,950

Long-term debt	111,215	84,633
Self-insurance accruals	41,388	37,786
Other noncurrent liabilities	17,107	17,678
	273,757	252,047
Common shareholders' equity:

Common shares, $1.00 par value, per share; 48,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of April 2, 2016 and December 31, 2015	21,457	21,457
Additional paid-in capital	19,856	17,815
Common shares subscribed, unissued	8,425	8,591
Retained earnings	265,754	270,605
Accumulated other comprehensive loss	(11,280)	(13,394)
	304,212	305,074
Less: Cost of common shares held in treasury; 8,609 shares at April 2, 2016 and 8,714 shares at December 31, 2015	158,280	159,429
Common shares subscription receivable	3,920	4,106

	142,012	141,539
	$415,769	$393,586

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenues	$180,833	$174,292

Costs and expenses:
Operating	123,173	119,858
Selling	34,330	32,656
General and administrative	17,139	15,132
Depreciation and amortization	11,341	10,661
Gain on sale of assets, net	(30)	(30)
	185,953	178,277

Loss from operations	(5,120)	(3,985)

Other income (expense):
Interest expense	(965)	(790)
Interest income	68	63
Other, net	(599)	(827)

Loss before income taxes	(6,616)	(5,539)

Income tax benefits	(2,428)	(2,011)

Net loss	$(4,188)	$(3,528)

Net loss per share--basic and diluted	$(.33)	$(.27)

Weighted-average shares outstanding--basic and diluted	12,878	13,311

Dividends declared per share	$.05	$.05

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net loss	$(4,188)	$(3,528)
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	1,752	(2,183)
Adjustments to defined benefit pension plans:
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	362	240
Prior service cost	—	2
Defined benefit pension plan adjustments	362	242

Other comprehensive income/(loss), net of tax	2,114	(1,941)

Comprehensive loss	$(2,074)	$(5,469)

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Operating activities
Net loss	$(4,188)	$(3,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,341	10,661
Other	(1,284)	(831)
Changes in operating assets and liabilities:
Accounts receivable	(5,694)	5,124
Operating liabilities	(2,677)	(5,880)
Other, net	(2,407)	2,310
	(721)	11,384
Net cash (used in) provided by operating activities	(4,909)	7,856

Investing activities
Capital expenditures:
Equipment	(25,786)	(28,309)
Land and building	(284)	(199)
Purchases of businesses	—	(500)
Other	59	79
Net cash used in investing activities	(26,011)	(28,929)

Financing activities
Revolving credit facility proceeds, net	27,000	22,500
Purchase of common shares for treasury	(1,726)	(3,061)
Sale of common shares from treasury	4,558	4,334
Dividends	(664)	(685)
Payments of notes payable	(2,169)	(3,734)
Net cash provided by financing activities	26,999	19,354

Decrease in cash	(3,921)	(1,719)

Cash, beginning of period	16,030	18,415
Cash, end of period	$12,109	$16,696

Supplemental cash flow information follows:
Interest paid	$1,328	$1,175
Income taxes paid	748	956

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).
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

Recent Accounting Guidance

Accounting Standards Adopted in 2016

Accounting Standards Update 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs--In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. During the first quarter of 2016, we retrospectively adopted this standard, which resulted in a reduction of other noncurrent assets and long-term debt of $471 as of December 31, 2015 in the consolidated balance sheet.

Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments--In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the reporting of adjustments to the provisional amounts recorded for a business combination during the measurement period by eliminating the requirement to retrospectively account for those adjustments. Companies are required to present separately, on the face of the income statement, or disclose in the notes to the financial statements, the impact on current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts were recognized as of the acquisition date. The amendments in ASU 2015-16 became effective January 1, 2016 and require prospective application to qualifying business combinations.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
Accounting Standards Not Yet Adopted

Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting-In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” with the objective to simplify several aspects of the accounting for share-based payment transactions, including: the income tax consequences; classification of awards as either equity or liabilities; classification of certain items on the statement of cash flows; and, accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, which for Davey Tree would be January 1, 2017. Early adoption is permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

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

Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are evaluating the impact of the new standard on our consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
(Amounts in thousands, except share data)

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended April 2, 2016 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2016. Business seasonality is the result of traditionally higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	April 2, 2016	December 31, 2015
Accounts receivable	$104,400	$104,567
Receivables under contractual arrangements	24,385	19,142
	128,785	123,709
Less allowances for doubtful accounts	3,090	3,708
Accounts receivable, net	$125,695	$120,001

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Accrued expenses	April 2, 2016	December 31, 2015
Employee compensation	$9,973	$18,176
Accrued compensated absences	8,927	8,607
Self-insured medical claims	3,282	2,347
Customer advances, deposits	421	2,564
Taxes, other than income	4,245	3,517
Other	932	935
Total	$27,780	$36,146

D.	Business Combinations

Our investment in businesses during the first three months of 2016 was $93, with liabilities assumed of $93 and no debt issued. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the three months ended April 4, 2015, our investment in businesses was $800, with no liabilities assumed and debt issued of $300.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
(Amounts in thousands, except share data)

D.	Business Combinations (continued)

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations was not significant.

Investments in Businesses Subsequent to April 2, 2016--Subsequent to April 2, 2016 and throughout the end of April 2016, we made investments in businesses approximating $3,811.

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	April 2, 2016		December 31, 2015
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$16,806	$14,060	$16,805	$13,764
Employment-related	6,812	6,088	6,811	6,008
Tradenames	5,503	4,638	5,502	4,539

Amortized intangible assets	$29,121	$24,786	$29,118	$24,311

Less accumulated amortization	24,786		24,311

Identified intangibles, net	4,335		4,807

Unamortized intangible assets:
Goodwill	29,507		29,474
	$33,842		$34,281

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
(Amounts in thousands, except share data)

F.	Long-Term Debt
Our long-term debt consisted of the following:

	April 2, 2016	December 31, 2015
Revolving credit facility
Swing-line borrowings	$8,500	$2,500
LIBOR borrowings	72,709	51,697
	81,209	54,197
Senior unsecured notes	29,854	29,832
Term loans	11,735	16,105
Capital leases	582	—
	123,380	100,134
Less current portion	12,165	15,501
	$111,215	$84,633

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

As of April 2, 2016, we had unused commitments under the facility approximating $36,189, with $138,811 committed, consisting of borrowings of $81,500 and issued letters of credit of $57,311. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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
April 2, 2016
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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Compensation expense, all share-based payment plans	$646	$498

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $172 being recognized for the three months ended April 2, 2016 and $127 for the three months ended April 4, 2015.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $129 for the three months ended April 2, 2016 and $105 for the three months ended April 4, 2015.

Stock-Settled Stock Appreciation Rights--During the three months ended April 2, 2016, the Compensation Committee awarded 150,100 stock-settled stock appreciation rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of April 2, 2016.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	330,707	$4.65
Granted	150,100	6.38
Forfeited	—	—
Vested	(86,556)	4.38
Unvested, April 2, 2016	394,251	$5.37	3.4 years	$1,960	$12,892

Employee SSARs	385,252	$5.43	3.4 years	$1,952	$12,598
Nonemployee Director SSARs	8,999	$2.23	0.9 years	$8	$294

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $146 for the three months ended April 2, 2016 and $115 for the three months ended April 4, 2015.

Performance-Based Restricted Stock Units--During the three months ended April 2, 2016, the Compensation Committee awarded 28,415 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of April 2, 2016.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	141,985	$23.98
Granted	28,415	31.59
Forfeited	—	—
Vested	(11,733)	17.09

Unvested, April 2, 2016	158,667	$25.85	2.8 years	$2,607	$5,188

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $199 for the three months ended April 2, 2016 and $151 for the three months ended April 4, 2015.

We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	April 2, 2016	April 4, 2015
Volatility rate	10.6%	10.9%
Risk-free interest rate	2.1%	2.0%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	9.2	8.9

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 2, 2016.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2016	816,744	$21.58
Granted	—	—
Exercised	(14,250)	13.18
Forfeited	(4,500)	19.03
Outstanding, April 2, 2016	797,994	$21.74	6.1 years	$8,746

Exercisable, April 2, 2016	398,094	$16.78	3.8 years	$6,338

As of April 2, 2016, there was approximately $1,702 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.4 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended
	April 2, 2016	April 4, 2015
Components of pension cost
Service costs--increase in benefit obligation earned	$100	$21
Interest cost on projected benefit obligation	317	379
Expected return on plan assets	(277)	(405)
Settlement loss	453	—
Amortization of net actuarial loss	243	387
Amortization of prior service cost	—	3
Net pension cost of defined benefit pension plans	$836	$385

During March 2016, we entered into an agreement to purchase a guaranteed group annuity contract from a third-party insurance company which unconditionally and irrevocably guarantees the full-payment of all annuity payments to the participants of our plan for bargaining employees not covered by union pension plans (the “SPP”), for which future benefits were frozen effective December 31, 2013. A similar group annuity contract was purchased in December 2015 on behalf of certain SPP participants.

The March 2016 agreement transferred the remaining SPP benefit obligations to the third-party insurance company, resulting in an actuarial settlement loss of $453.

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2016 annual effective tax rate is estimated to approximate 39.7%.  Our annual effective tax rate for 2015 was 38.2%.

At December 31, 2015, we had unrecognized tax benefits of $2,557, of which $1,981 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $115. At April 2, 2016, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
(Amounts in thousands, except share data)

I.	Income Taxes (continued)
for the years through 2010. As of April 2, 2016, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended April 2, 2016 and three months ended April 4, 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(6,244)	$(7,150)	$(13,394)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$1,752	$—	$1,752
Amounts reclassified from accumulated other comprehensive income (loss)	—	592	592
Tax effect	—	(230)	(230)
Net of tax amount	1,752	362	2,114
Balance at April 2, 2016	$(4,492)	$(6,788)	$(11,280)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(1,151)	$(10,372)	$(11,523)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(2,183)	$—	$(2,183)
Amounts reclassified from accumulated other comprehensive income (loss)	—	390	390
Tax effect	—	(148)	(148)
Net of tax amount	(2,183)	242	(1,941)
Balance at April 4, 2015	$(3,334)	$(10,130)	$(13,464)

The change in defined benefit pension plans of $592 for the three months ended April 2, 2016 and the $390 for the three months ended April 4, 2015 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
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

	Three Months Ended
	April 2, 2016	April 4, 2015
Income available to common shareholders:
Net loss	$(4,188)	$(3,528)

Weighted-average shares:
Basic:
Outstanding	12,771	13,193
Partially-paid share subscriptions	107	118
Basic weighted-average shares	12,878	13,311

Diluted:
Basic from above	12,878	13,311
Incremental shares from assumed:
Exercise of stock subscription purchase rights	69	62
Exercise of stock options and awards	462	406
Diluted weighted-average shares	13,409	13,779

Net loss per share--basic and diluted	$(.33)	$(.27)
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended April 2, 2016 follows:

Shares outstanding at January 1, 2016	12,743,314
Shares purchased	(52,823)
Shares sold	125,957
Stock subscription offering -- cash purchases	9,025
Options and awards exercised	21,966
104,125
Shares outstanding at April 2, 2016	12,847,439

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
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

On April 2, 2016, we had 12,847,439 common shares outstanding, employee and director options exercisable to purchase 398,094 common shares, partially-paid subscriptions for 427,641 common shares and purchase rights outstanding for 176,521 common shares.

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
around power lines, rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development, and environmental planning.
All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in “All Other.”
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2015 Annual Report.

Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended April 2, 2016
Revenues	$100,028	$80,334	$471	$—		$180,833
Income (loss) from operations	1,474	(1,436)	(3,106)	(2,052)	(a)	(5,120)
Interest expense				(965)		(965)
Interest income				68		68
Other income (expense), net				(599)		(599)
Loss before income taxes						$(6,616)
Segment assets, total	$164,107	$160,742	$—	$90,920	(b)	$415,769

Three Months Ended April 4, 2015
Revenues	$100,383	$73,457	$452	$—		$174,292
Income (loss) from operations	3,885	(3,889)	(2,615)	(1,366)	(a)	(3,985)
Interest expense				(790)		(790)
Interest income				63		63
Other income (expense), net				(827)		(827)
Loss before income taxes						$(5,539)
Segment assets, total	$148,924	$144,532	$—	$87,393	(b)	$380,849

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

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
April 2, 2016
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

Our assets and liabilities measured at fair value on a recurring basis at April 2, 2016 were as follows:

		Fair Value Measurements at April 2, 2016 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at April 2, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$18,597	$18,597	$—	$—

Liabilities:
Deferred compensation	$1,689	$—	$1,689	$—

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2015 were as follows:

		Fair Value Measurements at December 31, 2015 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$17,167	$17,167	$—	$—

Liabilities:
Deferred compensation	$1,574	$—	$1,574	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2016
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	April 2, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$81,500	$81,500	$54,500	$54,500
Senior unsecured notes	24,000	25,162	24,000	24,837
Term loans, noncurrent	6,152	6,932	6,604	7,008
Total	$111,652	$113,594	$85,104	$86,345

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

	Three Months Ended
	April 2, 2016	April 4, 2015	Percentage Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	68.1	68.8	(.7)
Selling	18.9	18.7	.2
General and administrative	9.5	8.7	.8
Depreciation and amortization	6.3	6.1	.2
Gain on sale of assets, net	—	—	—

Loss from operations	(2.8)	(2.3)	(.5)

Other income (expense):
Interest expense	(.5)	(.4)	(.1)
Interest income	—	—	—
Other, net	(.3)	(.5)	.2

Loss before income taxes	(3.6)	(3.2)	(.4)

Income tax benefits	(1.3)	(1.2)	(.1)

Net loss	(2.3)%	(2.0)%	(.3)%

Index

First Quarter—Three Months Ended April 2, 2016 Compared to Three Months Ended April 4, 2015

Our results of operations for the three months ended April 2, 2016 compared to the three months ended April 4, 2015 follows:

	Three Months Ended
	April 2, 2016	April 4, 2015	Change	Percentage Change
Revenues	$180,833	$174,292	$6,541	3.8%

Costs and expenses:
Operating	123,173	119,858	3,315	2.8
Selling	34,330	32,656	1,674	5.1
General and administrative	17,139	15,132	2,007	13.3
Depreciation and amortization	11,341	10,661	680	6.4
Gain on sale of assets, net	(30)	(30)	—	—
	185,953	178,277	7,676	4.3

Loss from operations	(5,120)	(3,985)	(1,135)	28.5
Other income (expense):
Interest expense	(965)	(790)	(175)	22.2
Interest income	68	63	5	7.9
Other, net	(599)	(827)	228	(27.6)
Loss before income taxes	(6,616)	(5,539)	(1,077)	19.4

Income tax benefits	(2,428)	(2,011)	(417)	20.7

Net loss	$(4,188)	$(3,528)	$(660)	18.7%

nm--not meaningful

Revenues--Revenues of $180,833 increased $6,541 compared with $174,292 in the first quarter 2015. Utility decreased $355 or .4% compared with the first quarter 2015. Significant reductions in contract scope with two utility providers were partially offset by new contracts obtained and increases in rates and productivity on other contracts within both our U.S. and Canada operations. Residential and Commercial increased $6,877 or 9.4% compared with the first quarter 2015. Increases in productivity and contract rates on our tree pruning, tree removal and liquid service applications as well as additional revenue from the purchases of businesses account for the increase. Total revenues of $180,833 include production incentive revenue, recognized under the completed-performance method, of $291 during the first quarter 2016 compared with $1,155 during the first quarter 2015.

Operating Expenses--Operating expenses of $123,173 increased $3,315 compared with the first quarter 2015 and, as a percentage of revenues, decreased .7% to 68.1%. Utility increased $647 or .9% compared with the first quarter 2015 and, as a percentage of revenues, increased .9% to 75.7%. Increases in labor expense, equipment maintenance expense, subcontractor expense, material expense and tool and saw expense were partially offset by decreases in fuel expense and crew expenses. Residential and Commercial increased $2,792 or 6.4% compared with the first quarter 2015 but, as a percentage of revenues, decreased 1.6% to 58.2%. Increases in employee labor, equipment repair and maintenance expense, subcontractor expense and tool and saw expense were partially offset by a decrease in fuel expense and material expense.

Fuel costs of $4,361 decreased $1,343, or 23.5%, from the $5,704 incurred in the first quarter 2015 and impacted operating expenses within all segments. The $1,343 decrease included price decreases approximating $1,216 and usage decreases approximating $127.

Index

Selling Expenses--Selling expenses of $34,330 increased $1,674 compared with the first quarter 2015 and as a percentage of revenues increased .2% to 18.9%. Utility increased $676 or 6.3% over the first quarter 2015 and as a percentage of revenues increased .7% to 11.5%. Increases in field management wages and incentive expense, travel and living expense, field management auto expense and rent expense were partially offset by a decrease in communication expense, office expense and professional service expense. Residential and Commercial increased $990 or 4.4% over the first quarter 2015 but, as a percentage of revenues decreased 1.4% to 29.4%. Increases in field management wages and incentive expense, office support wages, rent expense, sales and marketing expense and employee development expense were partially offset by a decrease in field management auto expense, field management travel expense, computer expense and communication expense.

General and Administrative Expenses--General and administrative expenses of $17,139 increased $2,007 from $15,132 in the first quarter 2015. Increases in salary and incentive expense, stock compensation expense, pension expense, professional services expense and computer expense were partially offset by decreases in communication expense, office rent and utilities expense and office expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $11,341 increased $680 from $10,661 in the first quarter of 2015.  The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $30 for the first quarter 2016 and remained level with the gain in the first quarter 2015 due to higher sales prices on fewer units sold as compared to the first quarter 2015.

Interest Expense--Interest expense of $965 increased $175 from the $790 incurred in the first quarter 2015. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the first quarter of 2016, as compared with the first quarter of 2015.

Other, Net--Other, net, of $599 decreased $228 from the $827 incurred in the first quarter 2015 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax benefits for the first quarter 2016 was $2,428, as compared to $2,011 for the first quarter 2015. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 annual effective tax rate is estimated to approximate 39.7%. Our annual effective tax rate for 2015 was 38.2%.

Net Loss--Net loss of $4,188 for the first quarter 2016 was $660 more than the $3,528 experienced in the first quarter 2015.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the three months ended April 2, 2016 and April 4, 2015 follow:

	2016	2015
Cash provided by (used in):
Operating activities	$(4,909)	$7,856
Investing activities	(26,011)	(28,929)
Financing activities	26,999	19,354
Decrease in cash	$(3,921)	$(1,719)

Cash Used In Operating Activities--Cash used in operating activities was $4,909 for the first three months of 2016, or $12,765 more than the $7,856 provided in the first three months of 2015. The $12,765 decrease in operating cash flow was primarily attributable to an increase of $680 in depreciation and amortization, $12,332 more cash used from operating assets and liabilities and a $660 increase in net loss.

Overall, accounts receivable increased $5,694 during the first three months of 2016, as compared to the decrease of $5,124 during the first three months of 2015. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2016 increased seven days to 63 days, as compared to the end of the first three months of 2015. The DSO at April 4, 2015 was 56 days.

Operating liabilities decreased $2,677 in the first three months of 2016, or $3,203 less than the $5,880 decrease in the first three months of 2015. Accounts payable and accrued expenses decreased $6,333 during the first three months of 2016 as compared with a decrease of $7,555 for the first three months of 2015. Decreases in employee compensation accruals, advance payments from customers and 401KSOP liabilities were partially offset by increases in compensated-absence accruals, group insurance accruals, trade payables, stock purchase plan withholdings and employee savings withholdings. Self-insurance accruals increased $3,656 in the first three months of 2016, which was $1,981 more than the increase of $1,675 experienced in the first three months of 2015. The increase occurred in our workers’ compensation and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, decreased $2,407 for the first three months of 2016 as compared with an increase of $2,310 for the first three months of 2015, with the $4,717 net change related primarily to an increase in deposits and decreases in pension obligations.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2016 was $26,011, or $2,918 less than the $28,929 used during the first three months of 2015. Reductions in the purchases of equipment and businesses were partially offset by an increase in the purchase of land and buildings.

Cash Provided By Financing Activities--Cash provided by financing activities of $26,999 increased $7,645 during the first three months of 2016 as compared with $19,354 of cash provided during the first three months of 2015. During the first three months of 2016, our revolving credit facility provided $27,000 in cash as compared with the $22,500 provided during the first three months of 2015. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments of notes payable used $2,169 during the first three months of 2016, $1,565 less than the $3,734 used in the first three months of 2015. Treasury share transactions (purchases and sales) provided $2,832 for the first three months of 2016, or $1,559 more cash

Index

than the $1,273 provided in the first three months of 2015, and included $185 of cash received from our common share subscriptions. Dividends paid of $664 during the first three months of 2016 decreased $21, as compared with $685 paid in the first three months of 2015.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio. As of April 2, 2016, we were in compliance with all of the financial covenants contained in our revolving credit facility.

As of April 2, 2016, we had unused commitments under the facility approximating $36,189, with $138,811 committed, consisting of borrowings of $81,500 and issued letters of credit of $57,311. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

Index

Contractual Obligations Summary

The following summarizes our long-term contractual obligations, as of April 2, 2016, to make future payments for the periods indicated

		Nine Months Ending December 31, 2016
			Year Ending December 31,
Description	Total		2017	2018	2019	2020	Thereafter
Revolving credit facility	$81,500	$—	$—	$81,500	$—	$—	$—
Senior unsecured notes	30,000	6,000	6,000	6,000	6,000	6,000	—
Term loans	11,735	5,398	1,267	440	159	169	4,302
Capital lease obligations	582	105	126	126	126	99	—
Operating lease obligations	21,733	2,092	4,302	3,348	2,463	1,980	7,548
Self-insurance accruals	63,995	15,852	13,853	8,945	4,833	2,450	18,062
Purchase obligations	10,000	10,000	—	—	—	—	—
Other liabilities	17,107	1,340	1,830	2,179	1,688	1,342	8,728
	$236,652	$40,787	$27,378	$102,538	$15,269	$12,040	$38,640

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of April 2, 2016. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of April 2, 2016, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of April 2, 2016, we were contingently liable for letters of credit in the amount of $59,315, of which $57,311 is committed under the revolving credit facility. Substantially all of these letters of credit, which expire within a year, are planned for renewal as necessary.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2016 through 2020. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At April 2, 2016, we had working capital of $61,594, short-term lines of credit approximating $5,528 and $36,189 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for at least the next twelve months and for the reasonably foreseeable future.

Index

Recent Accounting Guidance

Accounting Standards Adopted in 2016

Accounting Standards Update 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs--In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. During the first quarter of 2016, we retrospectively adopted this standard, which resulted in a reduction of other noncurrent assets and long-term debt of $471 as of December 31, 2015 in the consolidated balance sheet.

Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments--In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the reporting of adjustments to the provisional amounts recorded for a business combination during the measurement period by eliminating the requirement to retrospectively account for those adjustments. Companies are required to present separately, on the face of the income statement, or disclose in the notes to the financial statements, the impact on current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts were recognized as of the acquisition date. The amendments in ASU 2015-16 became effective January 1, 2016 and require prospective application to qualifying business combinations.

Accounting Standards Not Yet Adopted

Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting-In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” with the objective to simplify several aspects of the accounting for share-based payment transactions, including: the income tax consequences; classification of awards as either equity or liabilities; classification of certain items on the statement of cash flows; and, accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, which for Davey Tree would be January 1, 2017. Early adoption is permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

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

Index

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

Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are evaluating the impact of the new standard on our consolidated financial statements.

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2015, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

Index

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

•	The uncertainties in the credit and financial markets may limit our access to capital.

•	Significant increases in fuel prices for extended periods of time will increase our operating expenses.

•	Fluctuations in foreign currency exchange rates may have a material adverse impact on our operating results.

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

•	Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

•	Significant increased in health care costs could negatively impact our results of operations or financial position.

•	We are subject to intense competition.

•	Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.

•	The impact of regulations initiated as a response to possible changing climate conditions could have a negative effect on our results of operations or our financial condition.

•	We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.

•	We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.

•	We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part II - Item 1A. Risk Factors." of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2015 in “Part I - Item 1A. Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

During the quarter ended April 2, 2016, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2015.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We derive approximately 53% of our total revenues from our Utility segment, including approximately 11% of our total revenues from Pacific Gas & Electric Company. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible

Index

accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2016
January 1 to January 30	804	$31.50	n/a	n/a
January 31 to February 27	270	31.50	n/a	n/a
February 28 to April 2	51,749	32.70	n/a	n/a
Total First Quarter	52,823	32.68

Total Year-to-Date	52,823	$32.68

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	May 3, 2016		Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 3, 2016	By:	/s/ Nicholas R. Sucic
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith