Form 10-Q
period 2016-07-02
DAVEY TREE EXPERT CO
filed 2016-08-02
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
OR

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

There were 12,729,277 Common Shares, $1.00 par value, outstanding as of July 29, 2016.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 2, 2016

We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 2, 2016	December 31, 2015
Assets
Current assets:
Cash	$13,366	$16,030
Accounts receivable, net	140,817	120,001
Operating supplies	7,495	7,171
Other current assets	10,141	17,732
Total current assets	171,819	160,934

Property and equipment	594,857	557,194
Less accumulated depreciation	409,398	390,772
	185,459	166,422

Other assets	33,996	31,949
Identified intangible assets and goodwill, net	34,870	34,281
	$426,144	$393,586
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$34,765	$37,750
Accrued expenses	32,854	36,146
Other current liabilities	34,346	38,054
Total current liabilities	101,965	111,950

Long-term debt	115,708	84,633
Self-insurance accruals	42,158	37,786
Other noncurrent liabilities	17,251	17,678
	277,082	252,047
Common shareholders' equity:

Common shares, $1.00 par value, per share; 48,000 shares authorized; 21,457 shares issued and outstanding before deducting treasury shares as of July 2, 2016 and December 31, 2015	21,457	21,457
Additional paid-in capital	20,868	17,815
Common shares subscribed, unissued	8,350	8,591
Retained earnings	278,410	270,605
Accumulated other comprehensive loss	(10,889)	(13,394)
	318,196	305,074
Less: Cost of common shares held in treasury; 8,731 shares at July 2, 2016 and 8,714 shares at December 31, 2015	165,399	159,429
Common shares subscription receivable	3,735	4,106

	149,062	141,539
	$426,144	$393,586

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	$224,763	$224,773	$405,596	$399,065

Costs and expenses:
Operating	137,132	137,341	260,305	257,199
Selling	36,859	34,914	71,189	67,570
General and administrative	14,675	13,534	31,814	28,666
Depreciation and amortization	12,290	11,607	23,631	22,268
Gain on sale of assets, net	(479)	(419)	(509)	(449)
	200,477	196,977	386,430	375,254

Income from operations	24,286	27,796	19,166	23,811

Other income (expense):
Interest expense	(1,062)	(900)	(2,027)	(1,690)
Interest income	60	59	128	122
Other, net	(1,156)	(881)	(1,755)	(1,708)

Income before income taxes	22,128	26,074	15,512	20,535

Income taxes	8,819	10,142	6,391	8,131

Net income	$13,309	$15,932	$9,121	$12,404

Net income per share:
Basic	$1.03	$1.21	$.70	$.93
Diluted	$1.00	$1.17	$.68	$.90

Weighted-average shares outstanding:
Basic	12,870	13,214	12,979	13,375
Diluted	13,349	13,665	13,484	13,835

Dividends declared per share	$.05	$.05	$.10	$.10

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$13,309	$15,932	$9,121	$12,404
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	245	(84)	1,997	(2,267)
Adjustments to defined benefit pension plans:
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	146	215	508	455
Prior service cost	—	—	—	2
Defined benefit pension plan adjustments	146	215	508	457

Other comprehensive income/(loss), net of tax	391	131	2,505	(1,810)

Comprehensive income	$13,700	$16,063	$11,626	$10,594

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 2, 2016	July 4, 2015
Operating activities
Net income	$9,121	$12,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,631	22,268
Other	1,135	(1,303)
Changes in operating assets and liabilities:
Accounts receivable	(20,816)	(18,897)
Operating liabilities	570	(3,699)
Other, net	4,993	7,919
	9,513	6,288
Net cash provided by operating activities	18,634	18,692

Investing activities
Capital expenditures:
Equipment	(36,373)	(44,545)
Land and building	(1,463)	(1,013)
Purchases of businesses	(3,497)	(1,549)
Other	671	607
Net cash used in investing activities	(40,662)	(46,500)

Financing activities
Revolving credit facility proceeds, net	31,500	40,500
Purchase of common shares for treasury	(11,627)	(11,614)
Sale of common shares from treasury	8,155	6,887
Dividends	(1,314)	(1,348)
Payments of notes payable	(7,350)	(6,806)
Net cash provided by financing activities	19,364	27,619

Decrease in cash	(2,664)	(189)

Cash, beginning of period	16,030	18,415
Cash, end of period	$13,366	$18,226

Supplemental cash flow information follows:
Interest paid	$1,035	$909
Income taxes paid	505	9,143

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
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

Recent Accounting Guidance

Accounting Standards Adopted in 2016

Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments--In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the reporting of adjustments to the provisional amounts recorded for a business combination during the measurement period by eliminating the requirement to retrospectively account for those adjustments. Companies are required to present separately, on the face of the income statement, or disclose in the notes to the financial statements, the impact on current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts were recognized as of the acquisition date. The amendments in ASU 2015-16 became effective January 1, 2016 and require prospective application to qualifying business combinations.

Accounting Standards Not Yet Adopted

Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting--In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” with the objective to simplify several aspects of the accounting for share-based payment transactions, including: the income tax

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) (‘Update 2015-14’):  Deferral of the Effective Date,” which responded to stakeholders’ requests to defer the effective date of the guidance in ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)--Principal versus Agent Considerations (Reporting Revenue Gross versus Net )   (‘Update 2016-08’),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) (‘Update 2016-10’) Identifying Performance Obligations and Licensing,” which clarifies multiple aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients (‘Update 2016-12’),” which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance.

The effective date and the transition requirements for the Updates are the same as the effective date of Topic 606 ASU 2015-14, which becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB also affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the original effective date, which for Davey Tree would be first quarter 2017. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

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
July 2, 2016
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are currently evaluating the impact of the new standard on our consolidated financial statements.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the six months ended July 2, 2016 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2016. Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	July 2, 2016	December 31, 2015
Accounts receivable	$116,888	$104,567
Receivables under contractual arrangements	27,404	19,142
	144,292	123,709
Less allowances for doubtful accounts	3,475	3,708
Accounts receivable, net	$140,817	$120,001

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following items comprise the amounts included in the balance sheets:

Other current assets	July 2, 2016	December 31, 2015
Refundable income taxes	$—	$2,952
Prepaid expenses	9,371	13,862
Other	770	918
Total	$10,141	$17,732

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Accrued expenses	July 2, 2016	December 31, 2015
Employee compensation	$14,479	$18,176
Accrued compensated absences	9,230	8,607
Self-insured medical claims	3,701	2,347
Customer advances, deposits	758	2,564
Taxes, other than income	2,904	3,517
Other	1,782	935
Total	$32,854	$36,146

D.	Business Combinations

Our investment in businesses during the first six months of 2016 was $4,170, with liabilities assumed of $98 and debt issued of $575. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the six months ended July 4, 2015, our investment in businesses was $2,449, with no liabilities assumed and debt issued of $900.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations was not significant.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	July 2, 2016		December 31, 2015
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$17,626	$14,426	$16,805	$13,764
Employment-related	6,934	6,171	6,811	6,008
Tradenames	5,575	4,739	5,502	4,539

Amortized intangible assets	$30,135	$25,336	$29,118	$24,311

Less accumulated amortization	25,336		24,311

Identified intangibles, net	4,799		4,807

Unamortized intangible assets:
Goodwill	30,071		29,474
	$34,870		$34,281

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	July 2, 2016	December 31, 2015
Revolving credit facility
Swing-line borrowings	$—	$2,500
LIBOR borrowings	86,000	52,000
	86,000	54,500
Senior unsecured notes	30,000	30,000
Term loans	8,769	16,105
Capital leases	561	—
	125,330	100,605
Less debt issuance costs	402	471
Less current portion	9,220	15,501
	$115,708	$84,633

Revolving Credit Facility --We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)

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

As of July 2, 2016, we had unused commitments under the facility approximating $84,939, with $90,061 committed, consisting of borrowings of $86,000 and issued letters of credit of $4,061.

Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

5.09% Senior Unsecured Notes--The $30,000 senior unsecured notes are due July 22, 2020 and were issued during July 2010 as 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes"), pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes.

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on July 22, 2016 (the sixth anniversary of issuance).  The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.

Accounts Receivable Securitization Facility--On May 9, 2016, Davey Tree entered into a one-year agreement with a bank, for an accounts receivable securitization facility (the “AR securitization program”), whereby Davey Tree has pledged a first priority security interest in certain trade receivables in exchange for the bank issuing letters of credit (“LCs”) with a committed facility limit of $60,000.

As of July 2, 2016, we had issued letters of credit of $53,250 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of July 2, 2016--to the bank in exchange for the bank issuing LCs.

Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to a reserve-adjusted LIBOR or, in certain circumstances, a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50% and, following

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)

any default, 2.00% plus the greater of (a) adjusted LIBOR and (b) a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50%.

The agreements underlying the AR securitization program contains various customary representations and warranties, covenants, and default provisions which provide for the termination and acceleration of the commitments under the AR securitization program in circumstances including, but not limited to, failure to make payments when due, breach of a representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Total Commitments Related to Issued Letters of Credit--As of July 2, 2016, total commitments related to issued letters of credit were $59,315, of which $4,061 were issued under the Revolving Credit Facility, $53,250 were issued under the Accounts Receivable Securitization Facility and, $2,004 were issued under short-term lines of credit. As of December 31, 2015, total commitments related to issued letters of credit were $59,350, of which $57,347 were issued under the Revolving Credit Facility and $2,003 were issued under short-term lines of credit.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three months ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Compensation expense, all share-based payment plans	$678	$557	$1,324	$1,055

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $337 being recognized for the six months ended July 2, 2016 and $263 for the six months ended July 4, 2015.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $270 for the six months ended July 2, 2016 and $223 for the six months ended July 4, 2015.

Stock-Settled Stock Appreciation Rights--During the six months ended July 2, 2016, the Compensation Committee awarded 150,100 stock-settled stock appreciation rights (“SSARs”) to certain management employees, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of July 2, 2016.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	330,707	$4.65
Granted	150,100	6.38
Forfeited	—	—
Vested	(92,556)	4.25
Unvested, July 2, 2016	388,251	$5.41	3.1 years	$1,814	$12,696

Employee SSARs	385,252	$5.43	3.2 years	$1,809	$12,598
Nonemployee Director SSARs	2,999	$2.03	0.9 years	$5	$98

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $292 for the six months ended July 2, 2016 and $229 for the six months ended July 4, 2015.

Performance-Based Restricted Stock Units--During the six months ended July 2, 2016, the Compensation Committee awarded 33,915 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of July 2, 2016.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	141,985	$23.98
Granted	33,915	31.59
Forfeited	—	—
Vested	(19,488)	19.12

Unvested, July 2, 2016	156,412	$26.24	3.0 years	$2,555	$5,115

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $425 for the six months ended July 2, 2016 and $340 for the six months ended July 4, 2015.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	July 2, 2016	July 4, 2015
Volatility rate	10.6%	10.9%
Risk-free interest rate	1.8%	2.1%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	9.5	9.3

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 2, 2016.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2016	816,744	$21.58
Granted	148,000	32.70
Exercised	(130,821)	11.93
Forfeited	(6,900)	17.20
Outstanding, July 2, 2016	827,023	$25.13	7.3 years	$6,261

Exercisable, July 2, 2016	382,323	$20.85	5.8 years	$4,531

As of July 2, 2016, there was approximately $1,561 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.1 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Components of pension cost
Service costs--increase in benefit obligation earned	$90	$5	$190	$26
Interest cost on projected benefit obligation	310	376	627	755
Expected return on plan assets	(276)	(406)	(553)	(811)
Curtailment cost	—	49	—	49
Settlement loss	—	—	453	—
Amortization of net actuarial loss	237	346	480	733
Amortization of prior service cost	—	1	—	4
Net pension cost of defined benefit pension plans	$361	$371	$1,197	$756

During March 2016, we entered into an agreement to purchase a guaranteed group annuity contract from a third-party insurance company which unconditionally and irrevocably guarantees the full-payment of all annuity

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
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
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2016 annual effective tax rate is estimated to approximate 40.1%.  Our annual effective tax rate for 2015 was 38.2%.

At December 31, 2015, we had unrecognized tax benefits of $2,557, of which $1,981 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $115. At July 2, 2016, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2010. As of July 2, 2016, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the six months ended July 2, 2016 and six months ended July 4, 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(6,244)	$(7,150)	$(13,394)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$1,997	$—	$1,997
Amounts reclassified from accumulated other comprehensive income (loss)	—	829	829
Tax effect	—	(321)	(321)
Net of tax amount	1,997	508	2,505
Balance at July 2, 2016	$(4,247)	$(6,642)	$(10,889)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(1,151)	$(10,372)	$(11,523)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(2,267)	$—	$(2,267)
Amounts reclassified from accumulated other comprehensive income (loss)	—	737	737
Tax effect	—	(280)	(280)
Net of tax amount	(2,267)	457	(1,810)
Balance at July 4, 2015	$(3,418)	$(9,915)	$(13,333)

The change in defined benefit pension plans of $829 for the six months ended July 2, 2016 and the $737 for the six months ended July 4, 2015 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
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

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Income available to common shareholders:
Net income	$13,309	$15,932	$9,121	$12,404

Weighted-average shares:
Basic:
Outstanding	12,764	13,099	12,767	13,146
Partially-paid share subscriptions	106	115	212	229
Basic weighted-average shares	12,870	13,214	12,979	13,375

Diluted:
Basic from above	12,870	13,214	12,979	13,375
Incremental shares from assumed:
Exercise of stock subscription purchase rights	68	61	68	62
Exercise of stock options and awards	411	390	437	398
Diluted weighted-average shares	13,349	13,665	13,484	13,835

Net income per share:
Basic	$1.03	$1.21	$.70	$.93

Diluted	$1.00	$1.17	$.68	$.90
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended July 2, 2016 follows:

Shares outstanding at January 1, 2016	12,743,314
Shares purchased	(343,622)
Shares sold	207,952
Stock subscription offering -- cash purchases	12,046
Options and awards exercised	106,485
(17,139)
Shares outstanding at July 2, 2016	12,726,175

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
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

On July 2, 2016, we had 12,726,175 common shares outstanding, employee options exercisable to purchase 382,323 common shares, partially-paid subscriptions for 423,837 common shares and purchase rights outstanding for 174,388 common shares.

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
July 2, 2016
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended July 2, 2016
Revenues	$105,285	$118,945	$533	$—		$224,763
Income (loss) from operations	5,587	21,226	(980)	(1,547)	(a)	24,286
Interest expense				(1,062)		(1,062)
Interest income				60		60
Other income (expense), net				(1,156)		(1,156)
Income before income taxes						$22,128
Segment assets, total	$159,824	$181,945	$—	$84,375	(b)	$426,144

Three Months Ended July 4, 2015
Revenues	$108,537	$115,635	$601	$—		$224,773
Income (loss) from operations	7,478	22,712	(923)	(1,471)	(a)	27,796
Interest expense				(900)		(900)
Interest income				59		59
Other income (expense), net				(881)		(881)
Income before income taxes						$26,074
Segment assets, total	$164,250	$165,587	$—	$78,358	(b)	$408,195

Six Months Ended July 2, 2016
Revenues	$205,313	$199,279	$1,004	$—		$405,596
Income (loss) from operations	7,061	19,790	(4,086)	(3,599)	(a)	19,166
Interest expense				(2,027)		(2,027)
Interest income				128		128
Other income (expense), net				(1,755)		(1,755)
Income before income taxes						$15,512
Segment assets, total	$159,824	$181,945	$—	$84,375	(b)	$426,144

Six Months Ended July 4, 2015
Revenues	$208,920	$189,092	$1,053	$—		$399,065
Income (loss) from operations	11,363	18,823	(3,538)	(2,837)	(a)	23,811
Interest expense				(1,690)		(1,690)
Interest income				122		122
Other income (expense), net				(1,708)		(1,708)
Income before income taxes						$20,535
Segment assets, total	$164,250	$165,587	$—	$78,358	(b)	$408,195

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
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

Our assets and liabilities measured at fair value on a recurring basis at July 2, 2016 were as follows:

		Fair Value Measurements at July 2, 2016 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at July 2, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$19,659	$19,659	$—	$—

Liabilities:
Deferred compensation	$1,696	$—	$1,696	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2016
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	July 2, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$86,000	$86,000	$54,500	$54,500
Senior unsecured notes	24,000	25,447	24,000	24,837
Term loans, noncurrent	6,108	7,034	6,604	7,008
Total	$116,108	$118,481	$85,104	$86,345

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
July 2, 2016
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

	Three Months Ended			Six Months Ended
	July 2, 2016	July 4, 2015	Percentage Change	July 2, 2016	July 4, 2015	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	61.0	61.1	(.1)	64.2	64.5	(.3)
Selling	16.4	15.5	.9	17.6	16.9	.7
General and administrative	6.5	6.0	.5	7.8	7.2	.6
Depreciation and amortization	5.5	5.2	.3	5.8	5.6	.2
Gain on sale of assets, net	(.2)	(.2)	—	(.1)	(.1)	—

Income from operations	10.8	12.4	(1.6)	4.7	5.9	(1.2)

Other income (expense):
Interest expense	(.5)	(.4)	(.1)	(.5)	(.4)	(.1)
Interest income	—	—	—	—	—	—
Other, net	(.5)	(.4)	(.1)	(.4)	(.4)	—

Income before income taxes	9.8	11.6	(1.8)	3.8	5.1	(1.3)

Income taxes	3.9	4.5	(.6)	1.6	2.0	(.4)

Net income	5.9%	7.1%	(1.2)%	2.2%	3.1%	(.9)%

Index

Second Quarter—Three Months Ended July 2, 2016 Compared to Three Months Ended July 4, 2015

Our results of operations for the three months ended July 2, 2016 compared to the three months ended July 4, 2015 follows:

	Three Months Ended
	July 2, 2016	July 4, 2015	Change	Percentage Change
Revenues	$224,763	$224,773	$(10)	—%

Costs and expenses:
Operating	137,132	137,341	(209)	(.2)
Selling	36,859	34,914	1,945	5.6
General and administrative	14,675	13,534	1,141	8.4
Depreciation and amortization	12,290	11,607	683	5.9
Gain on sale of assets, net	(479)	(419)	(60)	14.3
	200,477	196,977	3,500	1.8

Income from operations	24,286	27,796	(3,510)	(12.6)
Other income (expense):
Interest expense	(1,062)	(900)	(162)	18.0
Interest income	60	59	1	1.7
Other, net	(1,156)	(881)	(275)	nm
Income before income taxes	22,128	26,074	(3,946)	(15.1)

Income taxes	8,819	10,142	(1,323)	(13.0)

Net income	$13,309	$15,932	$(2,623)	(16.5)%

nm--not meaningful

Revenues--Revenues of $224,763 decreased $10 compared with $224,773 in the second quarter 2015. Utility decreased $3,252 or 3.0% compared with the second quarter 2015. Contracts lost and significant reductions in contract scope with two utility providers were partially offset by new contracts obtained and increases in rates and productivity on other contracts within both our U.S. and Canadian operations. Residential and Commercial increased $3,310 or 2.9% compared with the second quarter 2015. Increases in productivity and contract rates on our tree pruning, tree removal and liquid service applications as well as additional revenue from the purchases of businesses account for the increase. Total revenues of $224,763 include production incentive revenue, recognized under the completed-performance method, of $804 during the second quarter 2016 compared with $1,007 during the second quarter 2015.

Operating Expenses--Operating expenses of $137,132 decreased $209 compared with the second quarter 2015 and, as a percentage of revenues, decreased .1% to 61.0%. Utility decreased $1,780 or 2.3% compared with the second quarter 2015 but, as a percentage of revenues, increased .5% to 73.3%. Decreases in labor expense, equipment maintenance expense, fuel expense and material expense were partially offset by increases in subcontractor expense, tool and saw expense, disposal expense and crew expenses. Residential and Commercial increased $2,134 or 3.7% compared with the second quarter 2015 and, as a percentage of revenues, increased .5% to 49.8%. Increases in employee labor, equipment repair and maintenance expense, material expense, subcontractor expense and tool and saw expense were partially offset by a decrease in fuel expense, disposal expense and crew expenses.

Fuel costs of $5,774 decreased $1,374, or 19.2%, from the $7,148 incurred in the second quarter 2015 and impacted operating expenses within all segments. The $1,374 decrease included price decreases approximating $1,098 and usage decreases approximating $276.

Index

Selling Expenses--Selling expenses of $36,859 increased $1,945 compared with the second quarter 2015 and as a percentage of revenues increased .9% to 16.4%. Utility decreased $216 or 2.0% over the second quarter 2015 but as a percentage of revenues increased .1% to 10.2%. Decreases in field management wages and incentive expense, office expense and professional service expense were partially offset by increases in field management auto expense, travel and living expense, rent expense, communication expense and computer expense. Residential and Commercial increased $2,071 or 8.3% over the second quarter 2015 and, as a percentage of revenues increased 1.1% to 22.7%. Increases in field management wages and incentive expense, office support wages, field management travel expense, rent expense, computer expense, communication expense and employee development expense were partially offset by a decrease in field management auto expense and sales and marketing expense.

General and Administrative Expenses--General and administrative expenses of $14,675 increased $1,141 from $13,534 in the second quarter 2015. Increases in salary and incentive expense, stock compensation expense, pension expense and computer expense were partially offset by decreases in professional services expense, personnel development expense, communication expense, office rent and utilities expense and office expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $12,290 increased $683 from $11,607 in the second quarter of 2015.  The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $479 for the second quarter 2016 and remained level with the gain in the second quarter 2015 due to higher average sales prices on fewer units sold as compared to the second quarter 2015.

Interest Expense--Interest expense of $1,062 increased $162 from the $900 incurred in the second quarter 2015. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the second quarter of 2016, as compared with the second quarter of 2015.

Other, Net--Other, net, of $1,156 increased $275 from the $881 incurred in the second quarter 2015 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income taxes for the second quarter 2016 was $8,819, as compared to $10,142 for the second quarter 2015. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 annual effective tax rate is estimated to approximate 40.1%. Our annual effective tax rate for 2015 was 38.2%.

Net Income--Net income of $13,309 for the second quarter 2016 was $2,623 less than the $15,932 experienced in the second quarter 2015.

Index

First Half—Six Months Ended July 2, 2016 Compared to Six Months Ended July 4, 2015

Our results of operations for the six months ended July 2, 2016 compared to the six months ended July 4, 2015 follows:

	Six Months Ended
	July 2, 2016	July 4, 2015	Change	Percentage Change
Revenues	$405,596	$399,065	$6,531	1.6%

Costs and expenses:
Operating	260,305	257,199	3,106	1.2
Selling	71,189	67,570	3,619	5.4
General and administrative	31,814	28,666	3,148	11.0
Depreciation and amortization	23,631	22,268	1,363	6.1
Gain on sale of assets, net	(509)	(449)	(60)	13.4
	386,430	375,254	11,176	3.0

Income from operations	19,166	23,811	(4,645)	(19.5)
Other income (expense):
Interest expense	(2,027)	(1,690)	(337)	19.9
Interest income	128	122	6	4.9
Other, net	(1,755)	(1,708)	(47)	2.8
Income before income taxes	15,512	20,535	(5,023)	(24.5)

Income taxes	6,391	8,131	(1,740)	(21.4)

Net income	$9,121	$12,404	$(3,283)	(26.5)%

Revenues--Revenues of $405,596 increased $6,531 compared with $399,065 in the first half 2015. Utility Services decreased $3,607 or 1.7% compared with the first half 2015. Contracts lost and significant reductions in contract scope with two utility providers within our U.S. Utility operations were partially offset by new contracts obtained and increases in rates and productivity on other contracts within both our U.S. and Canadian operations. Residential and Commercial Services increased $10,187 or 5.4% from the first half 2015. Higher contract rates on our tree pruning, tree removal and liquid services, increased productivity and additional revenue from the purchases of businesses account for the increase. Total revenues of $405,596 include production incentive revenue, recognized under the completed-performance method, of $1,095 during the first half 2016 compared with $2,161 during the first half 2015.

Operating Expenses--Operating expenses of $260,305 increased $3,106 compared with the first half 2015 but, as a percentage of revenues, decreased .3% to 64.2%. Utility Services decreased $1,133 or .7% compared with the first half 2015 but, as a percentage of revenue increased .6% to 74.6%. Decreases in labor expense, fuel expense and material expense were partially offset by increases in subcontractor expense, equipment maintenance expense, tool and saw expense and disposal expense. Residential and Commercial Services increased $4,926 or 4.9% compared with the first half 2015 but, as a percentage of revenue decreased .3% to 53.1%. Increases in labor expense, equipment maintenance expense, materials expense, subcontractor expense and disposal expense were partially offset by a reductions in crew expenses and fuel expense.

Fuel costs of $10,135 decreased $2,717, or 21.1%, from the $12,852 incurred in the first half 2015 and impacted operating expenses within all segments. The $2,717 decrease included price decreases approximating $2,508 and usage decreases approximating $209.

Index

Selling Expenses--Selling expenses of $71,189 increased $3,619 compared with the first half 2015 and, as a percentage of revenues increased .7% to 17.6%. Utility Services increased $460 or 2.1% over the first half 2015. Increases in field management travel expense, field management auto expense, rent expense and employee development expense were partially offset by a decrease in field management wages and incentive expense, office expense, computer expense and professional service expense. Residential and Commercial Services experienced an increase of $3,061 or 6.4% over the first half 2015 and as a percentage of revenue increased .3% to 25.4%. Increases in field management wages and incentive expense, office rent expense, employee development expense, field management travel expense, and office support wages were partially offset by a reduction in field management auto expense, communication expense and professional services expense.

General and Administrative Expenses--General and administrative expenses of $31,814 increased $3,148 from $28,666 in the first half 2015. Increases in salary and incentive expense, stock compensation expense, travel and living expenses, computer expense and pension expense were partially offset by decreases in professional service expense, employee development expense and advertising expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $23,631 increased $1,363 from $22,268 incurred in the first half of 2015. The increase is attributable to higher capital expenditures related to increased business volume and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets was $509 for the first half 2016 and remained level with the gain in the first half 2015 due to higher average sales prices on fewer units sold in the first half 2016 as compared with the first half 2015.

Interest Expense--Interest expense of $2,027 increased $337 from the $1,690 incurred in the first half 2015. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the first half of 2016, as compared with the first half of 2015.

Other, Net--Other, net, of $1,755 increased $47 from the $1,708 incurred in the first half 2015 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first half 2016 was $6,391, as compared to $8,131 for the first half 2015. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 annual effective tax rate is estimated to approximate 40.1%. Our annual effective tax rate for 2015 was 38.2%.

Net Income--Net income of $9,121 for the first half 2016 was $3,283 less than the $12,404 experienced in the first half 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the six months ended July 2, 2016 and July 4, 2015 follow:

	2016	2015
Cash provided by (used in):
Operating activities	$18,634	$18,692
Investing activities	(40,662)	(46,500)
Financing activities	19,364	27,619
Decrease in cash	$(2,664)	$(189)

Index

Cash Provided By Operating Activities--Cash provided by operating activities was $18,634 for the first six months of 2016, or $58 less than the $18,692 provided in the first six months of 2015. The $58 decrease in operating cash flow was primarily attributable to an increase of $1,363 in depreciation and amortization, $576 more cash used from operating assets and liabilities and a $3,283 decrease in net income.

Overall, accounts receivable increased $20,816 during the first six months of 2016, as compared to the increase of $18,897 during the first six months of 2015. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2016 increased four days to 57 days, as compared to the end of the first six months of 2015. The DSO at July 4, 2015 was 53 days.

Operating liabilities increased $570 in the first six months of 2016, or $4,269 more than the $3,699 decrease in the first six months of 2015. Accounts payable and accrued expenses decreased $6,375 during the first six months of 2016 as compared with a decrease of $6,061 for the first six months of 2015. Decreases in employee compensation accruals, trade payables and 401KSOP liabilities were partially offset by increases in advance payments from customers, compensated-absence accruals, group insurance accruals and employee savings withholdings. Self-insurance accruals increased $6,945 in the first six months of 2016, which was $4,583 more than the increase of $2,362 experienced in the first six months of 2015. The increase occurred in our workers’ compensation, general liability and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, increased $4,993 for the first six months of 2016 as compared with an increase of $7,919 for the first six months of 2015, with the $2,926 net change related primarily to a decrease in prepaid expenses and tax deposits.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2016 was $40,662, or $5,838 less than the $46,500 used during the first six months of 2015. Reductions in the purchase of equipment were partially offset by an increase in the purchase of land and buildings and businesses.

Cash Provided By Financing Activities--Cash provided by financing activities of $19,364 decreased $8,255 during the first six months of 2016 as compared with $27,619 of cash provided during the first six months of 2015. During the first six months of 2016, our revolving credit facility provided $31,500 in cash as compared with the $40,500 provided during the first six months of 2015. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments of notes payable used $7,350 during the first six months of 2016, $544 more than the $6,806 used in the first six months of 2015. Treasury share transactions (purchases and sales) used $3,472 for the first six months of 2016, $1,255 less than the $4,727 used in the first six months of 2015, and included $371 of cash received from our common share subscriptions. Dividends paid of $1,314 during the first six months of 2016 decreased $34, as compared with $1,348 paid in the first six months of 2015.

Revolving Credit Facility --We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance-sheet leverage ratio.

As of July 2, 2016, we had unused commitments under the facility approximating $84,939, with $90,061 committed, consisting of borrowings of $86,000 and issued letters of credit of $4,061.

Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR

Index

plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

5.09% Senior Unsecured Notes--The $30,000 senior unsecured notes are due July 22, 2020 and were issued during July 2010 as 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes"), pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes.

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on July 22, 2016 (the sixth anniversary of issuance).  The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.

Accounts Receivable Securitization Facility--On May 9, 2016, Davey Tree entered into a one-year agreement with a bank, for an accounts receivable securitization facility (the “AR securitization program”), whereby Davey Tree has pledged a first priority security interest in certain trade receivables in exchange for the bank issuing letters of credit (“LCs”) with a committed facility limit of $60,000.

As of July 2, 2016, we had issued letters of credit of $53,250 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of July 2, 2016--to the bank in exchange for the bank issuing LCs.

Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to a reserve-adjusted LIBOR or, in certain circumstances, a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50% and, following any default, 2.00% plus the greater of (a) adjusted LIBOR and (b) a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50%.

The agreements underlying the AR securitization program contains various customary representations and warranties, covenants, and default provisions which provide for the termination and acceleration of the commitments under the AR securitization program in circumstances including, but not limited to, failure to make payments when due, breach of a representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Index

Contractual Obligations Summary and Commercial Commitments

The following summarizes our long-term contractual obligations, as of July 2, 2016, to make future payments for the periods indicated

		Six Months Ending December 31, 2016
			Year Ending December 31,
Description	Total		2017	2018	2019	2020	Thereafter
Revolving credit facility	$86,000	$—	$—	$86,000	$—	$—	$—
Senior unsecured notes	30,000	6,000	6,000	6,000	6,000	6,000	—
Term loans	8,769	1,893	1,801	533	164	4,378	—
Capital lease obligations	561	65	130	130	130	106	—
Operating lease obligations	21,036	1,395	4,302	3,348	2,463	1,980	7,548
Self-insurance accruals	64,674	13,558	17,805	12,328	7,489	3,902	9,592
Purchase obligations	9,700	9,700	—	—	—	—	—
Other liabilities	17,251	1,399	1,890	2,240	1,749	1,409	8,564
	$237,991	$34,010	$31,928	$110,579	$17,995	$17,775	$25,704

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts we anticipate will become payable for goods and services we have negotiated for delivery as of July 2, 2016. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of July 2, 2016, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of July 2, 2016, total commitments related to issued letters of credit were $59,315, of which $4,061 were issued under the Revolving Credit Facility, $53,250 were issued under the Accounts Receivable Securitization Facility and, $2,004 were issued under short-term lines of credit. As of December 31, 2015, total commitments related to issued letters of credit were $59,350, of which $57,347 were issued under the Revolving Credit Facility and $2,003 were issued under short-term lines of credit.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2016 through 2020. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At July 2, 2016, we had working capital of $69,854, short-term lines of credit approximating $7,156 and $84,939 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for at least the next twelve months and for the reasonably foreseeable future.

Index

Recent Accounting Guidance

Accounting Standards Adopted in 2016

Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments--In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the reporting of adjustments to the provisional amounts recorded for a business combination during the measurement period by eliminating the requirement to retrospectively account for those adjustments. Companies are required to present separately, on the face of the income statement, or disclose in the notes to the financial statements, the impact on current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts were recognized as of the acquisition date. The amendments in ASU 2015-16 became effective January 1, 2016 and require prospective application to qualifying business combinations.

Accounting Standards Not Yet Adopted

Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting--In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” with the objective to simplify several aspects of the accounting for share-based payment transactions, including: the income tax consequences; classification of awards as either equity or liabilities; classification of certain items on the statement of cash flows; and, accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, which for Davey Tree would be January 1, 2017. Early adoption is permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) (‘Update 2015-14’):  Deferral of the Effective Date,” which responded to stakeholders’ requests to defer the effective date of the guidance in ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)--Principal versus Agent Considerations (Reporting Revenue Gross versus Net )   (‘Update 2016-08’),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) (‘Update 2016-10’) Identifying Performance Obligations and Licensing,” which clarifies multiple aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic

Index

606) - Narrow-Scope Improvements and Practical Expedients (‘Update 2016-12’),” which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance.

The effective date and the transition requirements for the Updates are the same as the effective date of Topic 606 ASU 2015-14, which becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB also affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the original effective date, which for Davey Tree would be first quarter 2017. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. As a result, our evaluation of the effect of the new revenue guidance will extend over future periods.

Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are currently evaluating the impact of the new standard on our consolidated financial statements.

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

Index

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

•	Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

•	Significant increases in health care costs could negatively impact our results of operations or financial position.

•	We are subject to intense competition.

•	Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.

•	The impact of regulations initiated as a response to possible changing climate conditions could have a negative effect on our results of operations or our financial condition.

•	We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.

•	We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.

•	We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.

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

During the quarter ended July 2, 2016, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2015.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2016
January 1 to January 30	804	$31.50	n/a	n/a
January 31 to February 27	270	31.50	n/a	n/a
February 28 to April 2	51,749	32.70	n/a	n/a
Total First Quarter	52,823	32.68

April 3 to April 30	102,133	32.70	n/a	n/a
May 1 to May 28	109,358	32.70	n/a	n/a
May 29 to July 2	79,308	32.70	n/a	n/a
Total Second Quarter	290,799	32.70

Total Year-to-Date	343,622	$32.70

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

Index

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	August 2, 2016		Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 2, 2016	By:	/s/ Nicholas R. Sucic
Nicholas R. Sucic
Vice President and Controller
(Principal Accounting Officer)

Index

Exhibit Index

Exhibit No.	Description

10.1
Receivables Financing Agreement, dated May 9, 2016, between The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association, and PNC Capital Markets LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.2
Receivables Purchase Agreement, dated May 9, 2016, between The Davey Tree Expert Company, Davey Tree Surgery Company, and Davey Receivables LLC (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith