Form 10-Q
period 2016-10-01
DAVEY TREE EXPERT CO
filed 2016-11-01
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
OR

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

There were 12,486,341 Common Shares, $1.00 par value, outstanding as of October 28, 2016.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 1, 2016

We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	October 1, 2016	December 31, 2015
Assets
Current assets:
Cash	$20,176	$16,030
Accounts receivable, net	140,774	120,001
Operating supplies	6,747	7,171
Other current assets	21,567	17,732
Total current assets	189,264	160,934

Property and equipment	592,144	557,194
Less accumulated depreciation	408,159	390,772
	183,985	166,422

Other assets	35,141	31,949
Identified intangible assets and goodwill, net	35,495	34,281
	$443,885	$393,586
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$37,467	$37,750
Accrued expenses	36,481	36,146
Other current liabilities	45,988	38,054
Total current liabilities	119,936	111,950

Long-term debt	107,531	84,633
Self-insurance accruals	45,401	37,786
Other noncurrent liabilities	17,136	17,678
	290,004	252,047
Common shareholders' equity:

Common shares, $1.00 par value, per share; 48,000 shares authorized; 21,457 shares issued and outstanding before deducting treasury shares as of October 1, 2016 and December 31, 2015	21,457	21,457
Additional paid-in capital	21,052	17,815
Common shares subscribed, unissued	8,308	8,591
Retained earnings	285,898	270,605
Accumulated other comprehensive loss	(11,253)	(13,394)
	325,462	305,074
Less: Cost of common shares held in treasury; 8,806 shares at October 1, 2016 and 8,714 shares at December 31, 2015	168,475	159,429
Common shares subscription receivable	3,106	4,106

	153,881	141,539
	$443,885	$393,586

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	$223,719	$224,981	$629,315	$624,046

Costs and expenses:
Operating	142,333	143,173	402,638	400,372
Selling	40,528	40,086	111,717	107,656
General and administrative	14,921	13,480	46,735	42,146
Depreciation and amortization	12,765	12,169	36,396	34,437
Gain on sale of assets, net	(1,870)	(104)	(2,379)	(553)
	208,677	208,804	595,107	584,058

Income from operations	15,042	16,177	34,208	39,988

Other income (expense):
Interest expense	(1,159)	(827)	(3,186)	(2,517)
Interest income	62	85	190	207
Other, net	(1,066)	(2,068)	(2,821)	(3,776)

Income before income taxes	12,879	13,367	28,391	33,902

Income taxes	4,738	5,193	11,129	13,324

Net income	$8,141	$8,174	$17,262	$20,578

Net income per share:
Basic	$.63	$.62	$1.32	$1.53
Diluted	$.61	$.59	$1.27	$1.47

Weighted-average shares outstanding:
Basic	12,848	13,140	13,067	13,442
Diluted	13,322	13,781	13,552	13,962

Dividends declared per share	$.05	$.05	$.15	$.15

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$8,141	$8,174	$17,262	$20,578
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(510)	(1,561)	1,487	(3,828)
Adjustments to defined benefit pension plans:
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	146	213	654	668
Prior service cost	—	1	—	3
Defined benefit pension plan adjustments	146	214	654	671

Other comprehensive income/(loss), net of tax	(364)	(1,347)	2,141	(3,157)

Comprehensive income	$7,777	$6,827	$19,403	$17,421

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Operating activities
Net income	$17,262	$20,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,396	34,437
Other	(566)	(1,626)
Changes in operating assets and liabilities:
Accounts receivable	(20,773)	(23,970)
Operating liabilities	10,272	5,522
Other, net	(7,048)	1,706
	18,281	16,069
Net cash provided by operating activities	35,543	36,647

Investing activities
Capital expenditures:
Equipment	(47,062)	(50,154)
Land and building	(1,863)	(2,264)
Purchases of businesses	(3,797)	(2,649)
Other	2,833	812
Net cash used in investing activities	(49,889)	(54,255)

Financing activities
Revolving credit facility proceeds, net	28,500	21,500
Purchase of common shares for treasury	(15,332)	(16,047)
Sale of common shares from treasury	9,197	8,083
Dividends	(1,967)	(2,015)
(Payments)/proceeds of notes payable	(1,906)	3,588
Net cash provided by financing activities	18,492	15,109

Increase/(decrease) in cash	4,146	(2,499)

Cash, beginning of period	16,030	18,415
Cash, end of period	$20,176	$15,916

Supplemental cash flow information follows:
Interest paid	$3,534	$2,903
Income taxes paid	4,725	13,862

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
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

Recent Accounting Guidance

Accounting Standards Adopted in 2016

Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments--In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the reporting of adjustments to the provisional amounts recorded for a business combination during the measurement period by eliminating the requirement to retrospectively account for those adjustments. Companies are required to present separately, on the face of the income statement, or disclose in the notes to the financial statements, the impact on current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts were recognized as of the acquisition date. The amendments in ASU 2015-16 became effective January 1, 2016 and requires prospective application to qualifying business combinations.
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
October 1, 2016
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
resulted in a reduction of other noncurrent assets and long-term debt of $471 as of December 31, 2015 in the consolidated balance sheet.
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)--In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on how cash receipts and cash payments related to eight specific cash flow issues are presented and classified in the statement of cash flows, with the objective of reducing the existing diversity in practice. The update is effective for annual periods beginning after December 15, 2017, which for Davey Tree would be January 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.
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
Subsequent to the issuance of ASU 2014-09, the FASB has provided additional implementation guidance updates related to ASU 2014-09, including:

a.
ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (‘Update 2015-14’),” which responded to stakeholders’ requests to defer the effective date of the guidance in ASU 2014-09.

b.
ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net ) (‘Update 2016-08’),” which clarifies the implementation guidance on principal versus agent considerations.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

c.	ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (‘Update 2016-10’),” which clarifies multiple aspects of Topic 606.

d.
ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (‘Update 2016-12’),” which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance.

The effective date and the transition requirements for the Updates are the same as the effective date of Topic 606 ASU 2015-14, which becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB also affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the original effective date, which for Davey Tree would be first quarter 2017. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. We are currently evaluating the impact the new standard and transition method options will have on our consolidated financial statements. We expect our evaluation will extend over future periods.
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
Due to the seasonality of our business, our operating results for the nine months ended October 1, 2016 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2016. Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	October 1, 2016	December 31, 2015
Accounts receivable	$115,565	$104,567
Receivables under contractual arrangements	28,648	19,142
	144,213	123,709
Less allowances for doubtful accounts	3,439	3,708
Accounts receivable, net	$140,774	$120,001

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following items comprise the amounts included in the balance sheets:

Accrued expenses	October 1, 2016	December 31, 2015
Employee compensation	$18,870	$18,176
Accrued compensated absences	9,182	8,607
Self-insured medical claims	2,860	2,347
Customer advances, deposits	964	2,564
Taxes, other than income	3,483	3,517
Other	1,122	935
Total	$36,481	$36,146

Other current liabilities	October 1, 2016	December 31, 2015
Current portion of:
Long-term debt	$20,732	$15,501
Self-insurance accruals	22,600	22,553
Other	2,656	—
Total	$45,988	$38,054

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

D.	Business Combinations

Our investment in businesses during the first nine months of 2016 was $5,327, with liabilities assumed of $98 and debt issued of $1,432. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the nine months ended October 3, 2015, our investment in businesses was $4,149, with no liabilities assumed and debt issued of $1,500.

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations was not significant.

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	October 1, 2016		December 31, 2015
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$17,732	$14,803	$16,805	$13,764
Employment-related	7,491	6,254	6,811	6,008
Tradenames	5,618	4,798	5,502	4,539

Amortized intangible assets	$30,841	$25,855	$29,118	$24,311

Less accumulated amortization	25,855		24,311

Identified intangibles, net	4,986		4,807

Unamortized intangible assets:
Goodwill	30,509		29,474
	$35,495		$34,281

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	October 1, 2016	December 31, 2015
Revolving credit facility
Swing-line borrowings	$6,000	$2,500
LIBOR borrowings	77,000	52,000
	83,000	54,500
Senior unsecured notes	24,000	30,000
Term loans	20,744	16,105
Capital leases	887	—
	128,631	100,605
Less debt issuance costs	368	471
Less current portion	20,732	15,501
	$107,531	$84,633

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

As of October 1, 2016, we had unused commitments under the facility approximating $87,939, with $87,061 committed, consisting of borrowings of $83,000 and issued letters of credit of $4,061.

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

5.09% Senior Unsecured Notes--The senior unsecured notes are due July 22, 2020 and were issued during July 2010 as 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes"), pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes.

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
October 1, 2016
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)

Accounts Receivable Securitization Facility--On May 9, 2016, Davey Tree entered into a one-year agreement with a bank for an accounts receivable securitization facility (the “AR securitization program”), whereby Davey Tree has pledged a first priority security interest in certain trade receivables in exchange for the bank issuing letters of credit (“LCs”) with a committed facility limit of $60,000.

As of October 1, 2016, we had issued letters of credit of $58,150 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of October 1, 2016--to the bank in exchange for the bank issuing LCs.

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

Total Commitments Related to Issued Letters of Credit--As of October 1, 2016, total commitments related to issued letters of credit were $64,215, of which $4,061 were issued under the Revolving Credit Facility, $58,150 were issued under the Accounts Receivable Securitization Facility, and $2,004 were issued under short-term lines of credit. As of December 31, 2015, total commitments related to issued letters of credit were $59,350, of which $57,347 were issued under the Revolving Credit Facility and $2,003 were issued under short-term lines of credit.

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three months ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Compensation expense, all share-based payment plans	$731	$695	$2,055	$1,750

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $547 being recognized for the nine months ended October 1, 2016 and $431 for the nine months ended October 3, 2015.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $426 for the nine months ended October 1, 2016 and $364 for the nine months ended October 3, 2015.

Stock-Settled Stock Appreciation Rights--During the nine months ended October 1, 2016, the Compensation Committee awarded 150,100 stock-settled stock appreciation rights (“SSARs”) to certain management employees, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of October 1, 2016.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	330,707	$4.65
Granted	150,100	6.38
Forfeited	—	—
Vested	(92,556)	4.25
Unvested, October 1, 2016	388,251	$5.41	2.9 years	$1,670	$13,162

Employee SSARs	385,252	$5.43	2.9 years	$1,667	$13,060
Nonemployee Director SSARs	2,999	$2.03	0.6 years	$3	$102

Compensation costs for stock appreciation rights are determined using a fair-value method and amortized over the requisite service period. Compensation expense for stock appreciation rights was $436 for the nine months ended October 1, 2016 and $368 for the nine months ended October 3, 2015.

Performance-Based Restricted Stock Units--During the nine months ended October 1, 2016, the Compensation Committee awarded 33,915 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of October 1, 2016.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	141,985	$23.98
Granted	33,915	31.59
Forfeited	—	—
Vested	(19,488)	19.12

Unvested, October 1, 2016	156,412	$26.24	2.7 years	$2,334	$5,302

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $646 for the nine months ended October 1, 2016 and $587 for the nine months ended October 3, 2015.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	October 1, 2016	October 3, 2015
Volatility rate	10.6%	10.9%
Risk-free interest rate	1.8%	2.1%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	9.5	9.3

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended October 1, 2016.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2016	816,744	$21.58
Granted	148,000	32.70
Exercised	(132,721)	12.11
Forfeited	(27,400)	28.80
Outstanding, October 1, 2016	804,623	$24.94	7.0 years	$7,209

Exercisable, October 1, 2016	380,423	$20.83	5.5 years	$4,972

As of October 1, 2016, there was approximately $2,054 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.3 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Cost--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit cost recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Components of pension cost
Service costs--increase in benefit obligation earned	$90	$4	$280	$30
Interest cost on projected benefit obligation	309	376	936	1,131
Expected return on plan assets	(276)	(405)	(829)	(1,216)
Curtailment cost	—	—	—	49
Settlement loss	—	—	453	—
Amortization of net actuarial loss	235	345	715	1,078
Amortization of prior service cost	—	1	—	5
Net pension cost of defined benefit pension plans	$358	$321	$1,555	$1,077

During March 2016, we entered into an agreement to purchase a guaranteed group annuity contract from a third-party insurance company which unconditionally and irrevocably guarantees the full-payment of all annuity payments to the participants of our plan for bargaining employees not covered by union pension plans (the “SPP”), for which future benefits were frozen effective December 31, 2013. A similar group annuity contract was purchased in December 2015 on behalf of certain participants in our Employee Retirement Plan ("ERP").

The March 2016 agreement transferred the remaining SPP benefit obligations to the third-party insurance company, resulting in an actuarial settlement loss of $453.

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The 2016 annual effective tax rate is estimated to approximate 39.2%.  Our annual effective tax rate for 2015 was 38.2%.

At December 31, 2015, we had unrecognized tax benefits of $2,557, of which $1,981 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $115. At October 1, 2016, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

I.	Income Taxes (continued)
Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2012. As of October 1, 2016, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the nine months ended October 1, 2016 and nine months ended October 3, 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(6,244)	$(7,150)	$(13,394)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$1,487	$—	$1,487
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,064	1,064
Tax effect	—	(410)	(410)
Net of tax amount	1,487	654	2,141
Balance at October 1, 2016	$(4,757)	$(6,496)	$(11,253)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(1,151)	$(10,372)	$(11,523)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(3,828)	$—	$(3,828)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,083	1,083
Tax effect	—	(412)	(412)
Net of tax amount	(3,828)	671	(3,157)
Balance at October 3, 2015	$(4,979)	$(9,701)	$(14,680)

The change in defined benefit pension plans of $1,064 for the nine months ended October 1, 2016 and the $1,083 for the nine months ended October 3, 2015 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
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

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Income available to common shareholders:
Net income	$8,141	$8,174	$17,262	$20,578

Weighted-average shares:
Basic:
Outstanding	12,743	13,028	12,751	13,107
Partially-paid share subscriptions	105	112	316	335
Basic weighted-average shares	12,848	13,140	13,067	13,442

Diluted:
Basic from above	12,848	13,140	13,067	13,442
Incremental shares from assumed:
Exercise of stock subscription purchase rights	68	82	68	68
Exercise of stock options and awards	406	559	417	452
Diluted weighted-average shares	13,322	13,781	13,552	13,962

Net income per share:
Basic	$.63	$.62	$1.32	$1.53

Diluted	$.61	$.59	$1.27	$1.47
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the nine months ended October 1, 2016 follows:

Shares outstanding at January 1, 2016	12,743,314
Shares purchased	(452,133)
Shares sold	220,174
Stock subscription offering -- cash purchases	15,369
Options and awards exercised	124,428
(92,162)
Shares outstanding at October 1, 2016	12,651,152

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
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

On October 1, 2016, we had 12,651,152 common shares outstanding, employee options exercisable to purchase 380,423 common shares, partially-paid subscriptions for 421,750 common shares and purchase rights outstanding for 173,158 common shares.

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
October 1, 2016
(Amounts in thousands, except share data)

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended October 1, 2016
Revenues	$110,700	$112,211	$808	$—		$223,719
Income (loss) from operations	4,337	12,156	(1,012)	(439)	(a)	15,042
Interest expense				(1,159)		(1,159)
Interest income				62		62
Other income (expense), net				(1,066)		(1,066)
Income before income taxes						$12,879
Segment assets, total	$169,796	$177,275	$—	$96,814	(b)	$443,885

Three Months Ended October 3, 2015
Revenues	$114,884	$109,108	$989	$—		$224,981
Income (loss) from operations	6,267	13,513	(1,378)	(2,225)	(a)	16,177
Interest expense				(827)		(827)
Interest income				85		85
Other income (expense), net				(2,068)		(2,068)
Income before income taxes						$13,367
Segment assets, total	$164,841	$163,935	$—	$84,340	(b)	$413,116

Nine Months Ended October 1, 2016
Revenues	$316,013	$311,490	$1,812	$—		$629,315
Income (loss) from operations	11,398	31,946	(5,098)	(4,038)	(a)	34,208
Interest expense				(3,186)		(3,186)
Interest income				190		190
Other income (expense), net				(2,821)		(2,821)
Income before income taxes						$28,391
Segment assets, total	$169,796	$177,275	$—	$96,814	(b)	$443,885

Nine Months Ended October 3, 2015
Revenues	$323,804	$298,200	$2,042	$—		$624,046
Income (loss) from operations	17,630	32,336	(4,916)	(5,062)	(a)	39,988
Interest expense				(2,517)		(2,517)
Interest income				207		207
Other income (expense), net				(3,776)		(3,776)
Income before income taxes						$33,902
Segment assets, total	$164,841	$163,935	$—	$84,340	(b)	$413,116

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
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

Our assets and liabilities measured at fair value on a recurring basis at October 1, 2016 were as follows:

		Fair Value Measurements at October 1, 2016 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at October 1, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$20,425	$20,425	$—	$—

Liabilities:
Deferred compensation	$1,799	$—	$1,799	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2016
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	October 1, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$83,000	$83,000	$54,500	$54,500
Senior unsecured notes	18,000	19,133	24,000	24,837
Term loans, noncurrent	6,899	8,035	6,604	7,008
Total	$107,899	$110,168	$85,104	$86,345

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
October 1, 2016
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

	Three Months Ended			Nine Months Ended
	October 1, 2016	October 3, 2015	Percentage Change	October 1, 2016	October 3, 2015	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	63.6	63.6	—	64.0	64.2	(.2)
Selling	18.1	17.8	.3	17.8	17.2	.6
General and administrative	6.7	6.0	.7	7.4	6.8	.6
Depreciation and amortization	5.8	5.4	.4	5.8	5.5	.3
Gain on sale of assets, net	(.8)	—	(.8)	(.4)	(.1)	(.3)

Income from operations	6.7	7.2	(.5)	5.4	6.4	(1.0)

Other income (expense):
Interest expense	(.5)	(.4)	(.1)	(.5)	(.4)	(.1)
Interest income	—	—	—	—	—	—
Other, net	(.5)	(.9)	.4	(.4)	(.6)	.2

Income before income taxes	5.7	5.9	(.2)	4.5	5.4	(.9)

Income taxes	2.1	2.3	(.2)	1.8	2.1	(.3)

Net income	3.6%	3.6%	—%	2.7%	3.3%	(.6)%

Index

Third Quarter—Three Months Ended October 1, 2016 Compared to Three Months Ended October 3, 2015

Our results of operations for the three months ended October 1, 2016 compared to the three months ended October 3, 2015 follows:

	Three Months Ended
	October 1, 2016	October 3, 2015	Change	Percentage Change
Revenues	$223,719	$224,981	$(1,262)	(.6)%

Costs and expenses:
Operating	142,333	143,173	(840)	(.6)
Selling	40,528	40,086	442	1.1
General and administrative	14,921	13,480	1,441	10.7
Depreciation and amortization	12,765	12,169	596	4.9
Gain on sale of assets, net	(1,870)	(104)	(1,766)	nm
	208,677	208,804	(127)	(.1)

Income from operations	15,042	16,177	(1,135)	(7.0)
Other income (expense):
Interest expense	(1,159)	(827)	(332)	40.1
Interest income	62	85	(23)	(27.1)
Other, net	(1,066)	(2,068)	1,002	(48.5)
Income before income taxes	12,879	13,367	(488)	(3.7)

Income taxes	4,738	5,193	(455)	(8.8)

Net income	$8,141	$8,174	$(33)	(.4)%

nm--not meaningful

Revenues--Revenues of $223,719 decreased $1,262 compared with $224,981 in the third quarter 2015. Utility decreased $4,184 or 3.6% compared with the third quarter 2015. Contracts lost and significant reductions in contract scope with two utility providers were partially offset by new contracts obtained and increases in rates and productivity on other contracts within both our U.S. and Canadian operations. Residential and Commercial increased $3,103 or 2.8% compared with the third quarter 2015. Increases in productivity and contract rates on our tree pruning, tree removal and liquid service applications as well as additional revenue from the purchases of businesses account for the increase. Total revenues of $223,719 include a reduction of production incentive revenue, recognized under the completed-performance method, of $56 during the third quarter 2016 compared with an increase of $110 during the third quarter 2015.

Operating Expenses--Operating expenses of $142,333 decreased $840 compared with the third quarter 2015 but, as a percentage of revenues, remained at 63.6% for both periods. Utility decreased $2,282 or 2.7% compared with the third quarter 2015 but, as a percentage of revenues, increased .8% to 75.5%. Decreases in labor expense, equipment maintenance expense, fuel expense and material expense were partially offset by increases in subcontractor expense, tool and saw expense, disposal expense and rented equipment expense. Residential and Commercial increased $2,306 or 4.2% compared with the third quarter 2015 and, as a percentage of revenues, increased .8% to 51.5%. Increases in labor expense, disposal expense, material expense, and tool and saw expense were partially offset by decreases in fuel expense, subcontractor expense.

Fuel costs of $6,235 decreased $730, or 10.5%, from the $6,965 incurred in the third quarter 2015 and impacted operating expenses within all segments. The $730 decrease included price decreases approximating $711 and usage decreases approximating $19.

Index

Selling Expenses--Selling expenses of $40,528 increased $442 compared with the third quarter 2015 and as a percentage of revenues increased .3% to 18.1%. Utility decreased $811 or 6.9% over the third quarter 2015 and as a percentage of revenues decreased .3% to 9.9%. Decreases in field management wages and incentive expense, employee development and communication expense were partially offset by increases in office support wages, group insurance expense and rent expense. Residential and Commercial increased $1,344 or 4.6% over the third quarter 2015 and, as a percentage of revenues increased .6% to 27.2%. Increases in field management wages and incentive expense, office support wages, rent and utility expenses, and sales and marketing expense were partially offset by a decrease in field management auto expense and communication expense.

General and Administrative Expenses--General and administrative expenses of $14,921 increased $1,441 from $13,480 in the third quarter 2015. Increases in salary and incentive expense, stock compensation expense, pension expense, general insurance expense and computer expense were partially offset by decreases in professional services expense, travel expense and office expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $12,765 increased $596 from $12,169 in the third quarter of 2015.  The increase is attributable to higher capital expenditures necessary to support the business and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,870 for the third quarter 2016 increased $1,766 from the $104 gain in the third quarter 2015 due to higher average sales prices on more units sold as compared to the third quarter 2015.

Interest Expense--Interest expense of $1,159 increased $332 from the $827 incurred in the third quarter 2015. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the third quarter of 2016, as compared with the third quarter of 2015.

Other, Net--Other, net, of $1,066 decreased $1,002 from the $2,068 incurred in the third quarter 2015 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income taxes for the third quarter 2016 were $4,738, as compared to $5,193 for the third quarter 2015. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 annual effective tax rate is estimated to approximate 39.2%. Our annual effective tax rate for 2015 was 38.2%.

Net Income--Net income of $8,141 for the third quarter 2016 was $33 less than the $8,174 experienced in the third quarter 2015.

Index

Nine Months Ended October 1, 2016 Compared to Nine Months Ended October 3, 2015

Our results of operations for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 follows:

	Nine Months Ended
	October 1, 2016	October 3, 2015	Change	Percentage Change
Revenues	$629,315	$624,046	$5,269.8%

Costs and expenses:
Operating	402,638	400,372	2,266.6
Selling	111,717	107,656	4,061	3.8
General and administrative	46,735	42,146	4,589	10.9
Depreciation and amortization	36,396	34,437	1,959	5.7
Gain on sale of assets, net	(2,379)	(553)	(1,826)	nm
	595,107	584,058	11,049	1.9

Income from operations	34,208	39,988	(5,780)	(14.5)
Other income (expense):
Interest expense	(3,186)	(2,517)	(669)	26.6
Interest income	190	207	(17)	(8.2)
Other, net	(2,821)	(3,776)	955	(25.3)
Income before income taxes	28,391	33,902	(5,511)	(16.3)

Income taxes	11,129	13,324	(2,195)	(16.5)

Net income	$17,262	$20,578	$(3,316)	(16.1)%

nm--not meaningful

Revenues--Revenues of $629,315 increased $5,269 compared with $624,046 in the first nine months of 2015. Utility Services decreased $7,791 or 2.4% compared with the first nine months of 2015. Contracts lost and significant reductions in contract scope with two utility providers within our U.S. Utility operations were partially offset by new contracts obtained and increases in rates and productivity on other contracts within both our U.S. and Canadian operations. Residential and Commercial Services increased $13,290 or 4.5% from the first nine months of 2015. Higher contract rates on our tree pruning, tree removal and liquid services, increased productivity and additional revenue from the purchases of businesses account for the increase. Total revenues of $629,315 include production incentive revenue, recognized under the completed-performance method, of $1,040 during the first nine months of 2016 compared with $2,271 during the first nine months of 2015.

Operating Expenses--Operating expenses of $402,638 increased $2,266 compared with the first nine months of 2015 but, as a percentage of revenues, decreased .2% to 64.0%. Utility Services decreased $3,415 or 1.4% compared with the first nine months of 2015 but, as a percentage of revenue increased .7% to 74.9%. Decreases in labor expense, fuel expense and material expense were partially offset by increases in subcontractor expense, equipment maintenance expense and tool and saw expense. Residential and Commercial Services increased $7,232 or 4.6% compared with the first nine months of 2015 but, as a percentage of revenue decreased .1% to 52.4%. Increases in labor expense, equipment maintenance expense, materials expense, subcontractor expense and disposal expense were partially offset by reductions in crew expenses and fuel expense.

Fuel costs of $16,370 decreased $3,447, or 17.4%, from the $19,817 incurred in the first nine months of 2015 and impacted operating expenses within all segments. The $3,447 decrease included price decreases approximating $3,219 and usage decreases approximating $228.

Index

Selling Expenses--Selling expenses of $111,717 increased $4,061 compared with the first nine months of 2015 and, as a percentage of revenues increased .6% to 17.8%. Utility Services decreased $351 or 1.0% over the first nine months of 2015 but, as a percentage of revenue increased .2% to 10.5%. Decreases in field management wages and incentive expense, office expense, computer expense and professional service expense were partially offset by increases in field management travel expense, field management auto expense, rent expense and employee development expense. Residential and Commercial Services experienced an increase of $4,405 or 5.7% over the first nine months of 2015 and as a percentage of revenue increased .4% to 26.1%. Increases in field management wages and incentive expense, office rent expense, employee development expense, field management travel expense, and office support wages were partially offset by a reduction in field management auto expense, communication expense and professional services expense.

General and Administrative Expenses--General and administrative expenses of $46,735 increased $4,589 from $42,146 in the first nine months of 2015. Increases in salary and incentive expense, stock compensation expense, computer expense and pension expense were partially offset by decreases in professional service expense, employee development expense and advertising expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $36,396 increased $1,959 from $34,437 incurred in the first nine months of 2015. The increase is attributable to higher capital expenditures necessary to support the business and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,379 for the first nine months of 2016 increased $1,826 from the $553 gain in the first nine months of 2015 due to higher-average sales prices on more units sold in the first nine months of 2016 as compared with the first nine months of 2015.

Interest Expense--Interest expense of $3,186 increased $669 from the $2,517 incurred in the first nine months of 2015. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the first nine months of 2016, as compared with the first nine months of 2015.

Other, Net--Other, net, of $2,821 decreased $955 from the $3,776 incurred in the first nine months of 2015 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first nine months of 2016 was $11,129, as compared to $13,324 for the first nine months of 2015. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2016 annual effective tax rate is estimated to approximate 39.2%. Our annual effective tax rate for 2015 was 38.2%.

Net Income--Net income of $17,262 for the first nine months of 2016 was $3,316 less than the $20,578 experienced in the first nine months of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the nine months ended October 1, 2016 and October 3, 2015 follow:

	2016	2015
Cash provided by (used in):
Operating activities	$35,543	$36,647
Investing activities	(49,889)	(54,255)
Financing activities	18,492	15,109
Increase (decrease) in cash	$4,146	$(2,499)

Index

Cash Provided By Operating Activities--Cash provided by operating activities was $35,543 for the first nine months of 2016, or $1,104 less than the $36,647 provided in the first nine months of 2015. The $1,104 decrease in operating cash flow was primarily attributable to an increase of $1,959 in depreciation and amortization, $807 more cash used from operating assets and liabilities and a $3,316 decrease in net income.

Overall, accounts receivable increased $20,773 during the first nine months of 2016, as compared to the increase of $23,970 during the first nine months of 2015. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2016 increased two days to 57 days, as compared to the end of the first nine months of 2015. The DSO at October 3, 2015 was 55 days.

Operating liabilities increased $10,272 in the first nine months of 2016, or $4,750 more than the $5,522 increase in the first nine months of 2015. Accounts payable and accrued expenses decreased $46 during the first nine months of 2016 as compared with a decrease of $26 for the first nine months of 2015. Decreases in advance payments from customers, trade payables and 401KSOP liabilities were partially offset by increases in employee compensation accruals, compensated-absence accruals, group insurance accruals and employee savings withholdings. Self-insurance accruals increased $10,318 in the first nine months of 2016, which was $4,770 more than the increase of $5,548 experienced in the first nine months of 2015. The increase occurred in our workers’ compensation, general liability and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, decreased $7,048 for the first nine months of 2016 as compared with an increase of $1,706 for the first nine months of 2015, with the $8,754 net change related primarily to increases in prepaid expenses and assets invested for self-insurance and decreases in tax deposits and operating supplies.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2016 was $49,889, or $4,366 less than the $54,255 used during the first nine months of 2015. Reductions in capital expenditures for equipment, land and buildings and an increase in proceeds from sale of assets were partially offset by an increase in the purchase of businesses.

Cash Provided By Financing Activities--Cash provided by financing activities of $18,492 increased $3,383 during the first nine months of 2016 as compared with $15,109 of cash provided during the first nine months of 2015. During the first nine months of 2016, our revolving credit facility provided $28,500 in cash as compared with $21,500 provided during the first nine months of 2015. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments of notes payable used $1,906 during the first nine months of 2016, a change of $5,494 when compared to the $3,588 provided in the first nine months of 2015. Treasury share transactions (purchases and sales) used $6,135 for the first nine months of 2016, $1,829 less than the $7,964 used in the first nine months of 2015, and included $1,000 of cash received from our common share subscriptions. Dividends paid of $1,967 during the first nine months of 2016 decreased $48, as compared with $2,015 paid in the first nine months of 2015.

Revolving Credit Facility--We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.  The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance-sheet leverage ratio.

As of October 1, 2016, we had unused commitments under the facility approximating $87,939, with $87,061 committed, consisting of borrowings of $83,000 and issued letters of credit of $4,061.

Index

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

5.09% Senior Unsecured Notes--The senior unsecured notes are due July 22, 2020 and were issued during July 2010 as 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes"), pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes.

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

Accounts Receivable Securitization Facility--On May 9, 2016, Davey Tree entered into a one-year agreement with a bank for an accounts receivable securitization facility (the “AR securitization program”), whereby Davey Tree has pledged a first priority security interest in certain trade receivables in exchange for the bank issuing letters of credit (“LCs”) with a committed facility limit of $60,000.

As of October 1, 2016, we had issued letters of credit of $58,150 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of October 1, 2016--to the bank in exchange for the bank issuing LCs.

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

Index

Contractual Obligations Summary and Commercial Commitments

The following summarizes our long-term contractual obligations, as of October 1, 2016, to make future payments for the periods indicated:

		Three Months Ending December 31, 2016
			Year Ending December 31,
Description	Total		2017	2018	2019	2020	Thereafter
Revolving credit facility	$83,000	$—	$—	$83,000	$—	$—	$—
Senior unsecured notes	24,000	—	6,000	6,000	6,000	6,000	—
Term loans	20,744	4,262	10,631	1,091	299	4,461	—
Capital lease obligations	887	122	191	191	250	90	43
Operating lease obligations	21,208	1,567	4,302	3,348	2,463	1,980	7,548
Self-insurance accruals	68,001	6,324	17,813	12,328	7,489	3,902	20,145
Purchase obligations	10,360	10,360	—	—	—	—	—
Other liabilities	17,136	1,434	1,949	2,319	1,805	1,447	8,182
	$245,336	$24,069	$40,886	$108,277	$18,306	$17,880	$35,918

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable for goods and services we have negotiated for delivery as of October 1, 2016. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of October 1, 2016, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of October 1, 2016, total commitments related to issued letters of credit were $64,215, of which $4,061 were issued under the Revolving Credit Facility, $58,150 were issued under the Accounts Receivable Securitization Facility, and $2,004 were issued under short-term lines of credit. As of December 31, 2015, total commitments related to issued letters of credit were $59,350, of which $57,347 were issued under the Revolving Credit Facility and $2,003 were issued under short-term lines of credit.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2016 through 2020. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At October 1, 2016, we had working capital of $69,328, short-term lines of credit approximating $7,137 and $87,939 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for at least the next twelve months and for the reasonably foreseeable future.

Index

Recent Accounting Guidance
Accounting Standards Adopted in 2016
Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments--In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the reporting of adjustments to the provisional amounts recorded for a business combination during the measurement period by eliminating the requirement to retrospectively account for those adjustments. Companies are required to present separately, on the face of the income statement, or disclose in the notes to the financial statements, the impact on current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts were recognized as of the acquisition date. The amendments in ASU 2015-16 became effective January 1, 2016 and requires prospective application to qualifying business combinations.
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
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)--In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on how cash receipts and cash payments related to eight specific cash flow issues are presented and classified in the statement of cash flows, with the objective of reducing the existing diversity in practice. The update is effective for annual periods beginning after December 15, 2017, which for Davey Tree would be January 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.
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

Index

to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced information to be presented in the financial statements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
Subsequent to the issuance of ASU 2014-09, the FASB has provided additional implementation guidance updates related to ASU 2014-09, including:

a.
ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (‘Update 2015-14’),” which responded to stakeholders’ requests to defer the effective date of the guidance in ASU 2014-09.

b.
ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net ) (‘Update 2016-08’),” which clarifies the implementation guidance on principal versus agent considerations.

c.	ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (‘Update 2016-10’),” which clarifies multiple aspects of Topic 606.

d.
ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (‘Update 2016-12’),” which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance.

The effective date and the transition requirements for the Updates are the same as the effective date of Topic 606 ASU 2015-14, which becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB also affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the original effective date, which for Davey Tree would be first quarter 2017. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems. We are currently evaluating the impact the new standard and transition method options will have on our consolidated financial statements. We expect our evaluation will extend over future periods.
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

Index

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

Index

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

During the quarter ended October 1, 2016, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2015.

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

Index

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2016
January 1 to January 30	804	$31.50	n/a	n/a
January 31 to February 27	270	31.50	n/a	n/a
February 28 to April 2	51,749	32.70	n/a	n/a
Total First Quarter	52,823	32.68

April 3 to April 30	102,133	32.70	n/a	n/a
May 1 to May 28	109,358	32.70	n/a	n/a
May 29 to July 2	79,309	32.70	n/a	n/a
Total Second Quarter	290,800	32.70

July 3 to July 30	288	32.70	n/a	n/a
July 31 to August 27	31,609	33.90	n/a	n/a
August 28 to October 1	76,613	33.90	n/a	n/a
Total Third Quarter	108,510	33.90

Total Year-to-Date	452,133	$32.98

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

Index

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	November 1, 2016		Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 1, 2016	By:	/s/ Thea R. Sears
Thea R. Sears
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith