Form 10-K
period 2016-12-31
DAVEY TREE EXPERT CO
filed 2017-03-14
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Check one):  Large Accelerated Filer ☐  Accelerated Filer ☒    Non-Accelerated Filer ☐  Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 12,465,379 Common Shares outstanding as of March 10, 2017. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 2, 2016 was $358,707,925. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be held on May 16, 2017, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

▪	Our business, other than tree services to utility customers, is highly seasonal and weather dependent.

▪	Various economic factors may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable.

▪	Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

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

“We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

PART I

Item 1.  Business.

General
The Davey Tree Expert Company, which was founded in 1880 and incorporated in Ohio in 1909, and its subsidiaries ("we" or "us") provides a wide range of arboricultural, horticultural, environmental and consulting services to our customers throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial, and Utility.

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

Competition and Customers
Our Residential and Commercial segment is one of the largest national tree care organizations in the United States, and competes with other national and local firms with respect to its services. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility segment is the second largest organization in the industry in the United States, and competes principally with one major national competitor, The Asplundh Tree Expert Co., as well as several smaller regional firms.

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

We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2016, we had revenues of approximately $100 million, or approximately 12% of total revenues, from Pacific Gas & Electric Company ("PG&E"), one of our largest customers.

Regulation and Environment
Our facilities and operations, in common with those of the industry generally, are subject to governmental regulations designed to protect the environment. This is particularly important with respect to our services regarding insect and disease control, because these services involve, to a considerable degree, the blending and application of spray materials, which require formal licensing in most areas. Constant changes in environmental conditions, environmental awareness, technology and social attitudes make it necessary for us to maintain a high degree of awareness of the impact such changes have on the market for our services. We believe that we comply in all material respects with existing federal, state and local laws regulating the use of materials in our spraying operations as well as the other aspects of our business that are subject to any such regulation.

Marketing
We solicit business from residential customers principally through referrals, direct mail programs and to a lesser extent through the placement of advertisements in national magazines and trade journals, local newspapers and "yellow pages" telephone directories. We also employ online marketing and lead generation strategies, including email marketing campaigns, search engine optimization, search engine marketing, and social media communication. Business from utility and commercial customers is obtained principally through negotiated contracts and competitive bidding. We carry out all of our sales and services through our employees. We generally do not use agents, and do not franchise our name or business.

Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations. You can find more information about our bank commitments in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24-27 of this report.

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

Employees
We employed approximately 8,000 employees at December 31, 2016. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.

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

Economic conditions may adversely impact our customers’ future spending as well as pricing and payment for our services, thus negatively impacting our operations and growth.
Economic conditions may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. That may make it difficult to estimate our customers' requirements for our services and, therefore, add uncertainty to customer demand. Various economic factors and customers' confidence in future economic conditions may cause a reduction in our customers' spending for our services and may also impact the ability of our customers to pay amounts owed, which could reduce our cash flow and adversely impact our debt or equity financing. These events could have a material adverse effect on our operations and our ability to grow at historical levels.

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

We may not have access to capital in the future due to uncertainties in the financial and credit markets.
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

Revenues from customers in Canada are subject to foreign currency exchange. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have a material adverse impact on our operating results, asset values and could reduce shareholders’ equity. In addition, if we expand our Canadian operations, exposures to gains and losses on foreign currency transactions may increase.

We could be negatively impacted if our self-insurance accruals or our insurance coverages prove to be inadequate.
We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including any wildfire-related claims, up to certain retained coverage limits). A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability. The determination of such claims and expenses, and the extent of the need for accrued liabilities, are continually reviewed and updated. If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected. Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers’ compensation. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

Furthermore, many customers, particularly utilities, prefer to do business with contractors with significant financial resources, who can provide substantial insurance coverage. Should we be unable to renew our excess liability insurance and other commercial insurance policies at competitive rates, this loss would have an adverse effect on our financial condition and results of operations.

Increases in our health insurance costs and uncertainty about federal health care policies could adversely affect our results of operations and cash flows.
The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulations on our business, results of operations and cash flows. In addition, we cannot predict when and if congress will repeal and/or replace certain health care programs and regulations at the federal level and the impact that such changes would have on our business. A continued increase in health care costs or additional costs incurred as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 or other future health care reform laws imposed by Congress or state legislatures could have a negative impact on our financial position, results of operations and cash flows.

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

We are subject to intense competition.

We believe that each aspect of our business is highly competitive. Principal methods of competition in our operating segments are customer service, marketing, image, performance and reputation. Pricing is not always a critical factor in a customer’s decision with respect to our Residential and Commercial segment; however, pricing is generally the principal method of competition for our Utility segment, although in most instances consideration is given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility segment competes principally with one major national competitor, as well as several smaller regional firms. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. Our competitors may develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business and may have a material adverse effect on our business, financial condition and results of operations.

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

We cannot predict the impact that policies regarding changing climate conditions, including legal, regulatory and social responses thereto, may have on our business.
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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	29	Owned	262,931	15
Utility	3	Owned	36,037	3
Residential and Commercial, and Utility	3	Owned	30,080	3

We also rent approximately 146 properties in 31 states and three provinces.

None of our owned or rented properties used by our business segments is individually material to our operations.

Item 3.  Legal Proceedings.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company.

Our executive officers and their present positions and ages as of March 1, 2017 follow:

Name	Position	Age

Karl J. Warnke	Chairman and Chief Executive Officer	65

Patrick M. Covey	President and Chief Operating Officer	53

Joseph R. Paul, CPA	Executive Vice President, Chief Financial Officer and Secretary	55

Lawrence S. Abernathy	Vice President and General Manager, Davey Tree Surgery Company	66

Christopher J. Bast, CPA, CTP	Treasurer	49

Marjorie L. Conner, Esquire	Assistant Secretary and Counsel	59

James E. Doyle	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	48

Gregory M. Ina	Vice President and General Manager of Research, Recruiting and Human Resource Development	45

Dan A. Joy	Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services	59

Steven A. Marshall	Executive Vice President and Assistant to the President	65

Brent R. Repenning	Senior Vice President of Davey Resource Group and Eastern Utility	45

Thea R. Sears, CPA	Controller	48

James F. Stief	Executive Vice President, U.S. Residential Operations	62

Mark J. Vaughn	Vice President and General Manager, Eastern Utility Services	62

Mr. Warnke was elected Chairman of the Board, effective May 20, 2009, and continues to serve as Chief Executive Officer, having been appointed in January 2007. From January 2007 until May 2009, he was Chief Executive Officer and President. He was President and Chief Operating Officer from 1999 through December 31, 2006. Prior to that time, he served as Executive Vice President and General Manager - Utility Services, having been appointed in January 1993. Previously, having joined Davey Tree in 1980, Mr. Warnke performed all aspects of tree services and also held various managerial positions, including Operations Manager, Operations Support Services, Equipment and Safety functions and Operations Vice President. As previously announced, Mr. Warnke intends to retire from the role of Chief Executive Officer effective July 21, 2017. Upon his retirement as Chief Executive Officer, Mr. Warnke intends to remain as Chairman of the Board.

Mr. Covey was elected President and Chief Operating Officer effective March 4, 2016 and has served as a Director since May 20, 2014. He previously served as President and Chief Operating Officer, U.S. Operations, having been appointed in April 2014, and as Chief Operating Officer, U.S. Operations, having been appointed in February 2012. Prior to that time, Mr. Covey served as Executive Vice President, having been appointed in January 2007, Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005, and Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.

Mr. Paul was elected Executive Vice President, Chief Financial Officer and Secretary effective March 4, 2016 and served as Chief Financial Officer and Secretary, having been appointed in March 2013. Prior to that time, he served as Vice President and Treasurer, having been appointed in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005. He is a certified public accountant. Prior to joining us, Mr. Paul served as corporate controller for AccessPoint Openings, LLC, a holding company of distribution and manufacturing companies in the building products industry, having been associated with that firm since 1998. Mr. Paul served in various capacities, including as director of business expansion and integration, at Applied Industrial Technologies, an industrial distributor, from 1993 to 1998. Prior to joining Applied Industrial Technologies, Mr. Paul was an audit manager with Deloitte LLP, having been associated with that firm since 1986.

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

Mr. Ina was elected Vice President and General Manager of Research, Recruiting and Human Resource Development effective April 4, 2016, having previously been elected an officer effective March 4, 2016. Prior to this time, he served as Vice President and General Manager of the Davey Institute, having been appointed in May 2009, and General Manager of the Davey Institute, having been appointed in May 2006. Previously, having joined Davey Tree in 1996, Mr. Ina held various managerial and operational positions in the Davey Institute and Davey Resource Group.

Mr. Joy was elected Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services, effective August 15, 2014 and served as Executive Vice President and General Manager, Commercial Landscape Services, having been appointed May 21, 2014. Prior to that time, he served as Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2013, and Vice President, Commercial Landscape Services, having been appointed in December 2004. Previously, having joined Davey Tree in 1976, Mr. Joy held various managerial positions, including Operations Manager, District Manager and Assistant District Manager.

Mr. Marshall was elected Executive Vice President and Assistant to the President, effective October 2, 2016. Prior to that time, he served as Executive Vice President, U.S. Utility Operations, having been elected in January 2007, Vice President and General Manager of Eastern Utility Services, having been appointed in January 2003, and Vice President, Southern Operations, Utility Services, having been appointed in January 1997. Previously, having joined Davey Tree in 1977, Mr. Marshall held various managerial positions, including Operations Manager, Regional Manager and District Manager.

Mr. Repenning was elected Senior Vice President of Davey Resource Group and Eastern Utility, effective October 2, 2016 and served as Vice President and General Manager, Davey Resource Group, having been appointed in June 2010. Prior to that time, he served as Vice President, Davey Resource Group, having been appointed in October 2009. Previously, having joined Davey Tree in 1994, Mr. Repenning held various managerial and operational positions, including Regional Manager, Production Manager and Supervisor.

Ms. Sears was appointed Controller effective September 16, 2016 and prior to that, served as Assistant Controller, having been appointed in May 2010. Prior to that time, she served as Manager of Financial Accounting, having been appointed in April 1998, and as Supervisor of Financial Accounting, having been appointed in September 1995.  During her tenure with Davey Tree, Ms. Sears’ responsibilities have included a variety of roles in financial reporting, managerial reporting and operations accounting.  She is a certified public accountant.

Mr. Stief was elected Executive Vice President, U.S. Residential Operations, effective February 12, 2012 and previously served as Vice President and General Manager, Residential/Commercial Services, since January 2010. Prior to that time, Mr. Stief served as Vice President and General Manager, South, West and Central Residential/Commercial Operations, having been appointed in January 2007, and Vice President South, West and Central Residential/Commercial Operations, having been appointed in January 1997. Previously, having joined Davey Tree in 1978, Mr. Stief held various managerial positions, including Operations Manager and District Manager.

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

Record Holders and Common Shares

On March 10, 2017 we had 3,868 record holders of our common shares.

On March 10, 2017 we had 12,465,379 common shares outstanding and options exercisable to purchase 375,448 common shares, partially-paid subscriptions for 416,720 common shares and purchase rights outstanding for 169,191 common shares.

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2016	2015
1	5.00	5.00
2	5.00	5.00
3	5.00	5.00
4	5.00	5.00
Total	20.00	20.00

We presently expect to pay comparable cash dividends in 2017.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2016
January 1 to January 30	804	$31.50	n/a	n/a
January 31 to February 27	270	31.50	n/a	n/a
February 28 to April 2	51,749	32.70	n/a	n/a
Total First Quarter	52,823	32.68

April 3 to April 30	102,133	32.70	n/a	n/a
May 1 to May 28	109,358	32.70	n/a	n/a
May 29 to July 2	79,309	32.70	n/a	n/a
Total Second Quarter	290,800	32.70

July 3 to July 30	288	32.70	n/a	n/a
July 31 to August 27	31,609	33.90	n/a	n/a
August 28 to October 1	76,613	33.90	n/a	n/a
Total Third Quarter	108,510	33.90

October 2 to October 29	167,655	33.90	n/a	n/a
October 30 to December 3	84,087	33.90	n/a	n/a
December 4 to December 31	42,166	33.90	n/a	n/a
Total Fourth Quarter	293,908	33.90

Total Year to Date	746,041	$33.35

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

	2011	2012	2013	2014	2015	2016
Davey Tree	100	119	136	156	171	185
S&P 500 Index	100	116	154	175	177	198
Peer Group	100	109	144	146	154	219

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

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$845,678	$821,904	$789,911	$713,848	$680,153
Costs and expenses:
Operating	541,486	528,899	508,677	462,646	437,332
Selling	152,106	144,234	140,027	120,842	111,578
General and administrative	61,789	59,798	54,970	50,654	48,171
Depreciation	47,284	44,677	40,970	38,231	37,365
Amortization of intangible assets	2,306	2,214	2,070	1,980	1,742
Gain on sale of assets, net	(4,664)	(2,026)	(806)	(1,294)	(1,802)
Income from operations	45,371	44,108	44,003	40,789	45,767
Interest expense	(4,393)	(3,355)	(2,948)	(2,708)	(2,698)
Interest income	255	249	295	311	200
Other expense	(3,989)	(5,744)	(3,050)	(2,827)	(2,611)
Income before income taxes	37,244	35,258	38,300	35,565	40,658
Income taxes	14,960	13,460	15,131	12,712	16,063
Net income	$22,284	$21,798	$23,169	$22,853	$24,595
Earnings per share--diluted	$1.64	$1.56	$1.63	$1.57	$1.68
Shares used for computing per share amounts--diluted	13,624	13,977	14,238	14,602	14,609

Other Financial Data:
Depreciation and amortization	$49,590	$46,891	$43,040	$40,211	$39,107
Capital expenditures	56,646	56,047	55,731	45,205	29,734
Cash flow provided by (used in):
Operating activities	55,370	62,689	49,279	56,310	43,936
Investing activities	(54,808)	(56,046)	(64,060)	(43,205)	(31,179)
Financing activities	(7,721)	(7,140)	17,335	(16,891)	(3,377)
Cash dividends declared per share	$.2000	$.2000	$.1850	$.1800	$.1775

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$59,868	$48,984	$49,916	$39,030	$54,393
Current ratio	1.50	1.44	1.46	1.37	1.55
Property and equipment, net	179,436	166,422	160,883	136,884	125,716
Total assets	423,939	393,586	381,004	330,814	330,932
Long-term debt	92,623	85,104	81,306	50,034	54,787
Other long-term liabilities	60,565	55,464	54,854	44,371	59,498
Shareholders' equity	152,179	141,539	136,491	131,138	118,106
Common shares:
Issued	21,457	21,457	21,457	21,457	21,457
In treasury	8,995	8,714	8,292	8,018	7,731
Net outstanding	12,462	12,743	13,165	13,439	13,726
Stock options:
Outstanding	800	817	770	662	761
Exercisable	375	417	389	342	640
ESOT valuation per share	$35.20	$32.70	$30.10	$26.40	$23.20

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands, except share data)

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2016 Results;

▪	Results of Operations, including fiscal 2016 compared to fiscal 2015, fiscal 2015 compared to fiscal 2014, and liabilities for uncertain income tax positions, and other matters;

▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;

▪	Recent Accounting Guidance;

▪	Critical Accounting Policies and Estimates; and

▪	Market Risk Information, including interest rate risk and foreign currency exchange rate risk.

OVERVIEW OF 2016 RESULTS

General

We provide a wide range of horticultural, arboricultural, environmental and consulting services to residential, commercial, utility and institutional customers throughout the United States and Canada.

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
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016/2015	2015/2014
Revenues	100.0%	100.0%	100.0%	2.9%	4.1%
Costs and expenses:
Operating	64.0	64.3	64.3	2.4	4.0
Selling	18.0	17.5	17.7	5.5	3.0
General and administrative	7.3	7.3	7.0	3.3	8.8
Depreciation	5.6	5.4	5.2	5.8	9.0
Amortization of intangible assets	.3	.3	.3	4.2	7.0
Gain on sale of assets, net	(.6)	(.2)	(.1)	130.2	151.4
	94.6	94.6	94.4	2.9	4.3
Income from operations	5.4	5.4	5.6	2.9	.2
Other income (expense):
Interest expense	(.5)	(.4)	(.4)	30.9	13.8
Interest income	—	—	—	nm	nm
Other	(.5)	(.7)	(.4)	nm	nm
Income before income taxes	4.5	4.3	4.8	5.6	(7.9)
Income taxes	1.8	1.6	1.9	11.1	(11.0)
Net income	2.6%	2.7%	2.9%	2.2%	(5.9)%

nm--not meaningful

Revenues of $845,678 were 2.9% higher than last year’s revenues of $821,904. Utility revenues increased .1%, and Residential and Commercial revenues increased 6.4% from the prior year.

Overall, income from operations of $45,371 increased 2.9% from the $44,108 experienced in the prior year. Income from operations was $19,256 in Utility (a 20.7% decrease as compared with 2015) and $36,640 for Residential and Commercial (a 3.9% increase as compared with 2015).

Net income of $22,284 was $486 more than the $21,798 earned in 2015. The decreases in other nonoperating expenses of $1,755, was partially offset by an increase in income taxes of $1,500 and an increase in interest expense of $1,038.

Operating activities in 2016 provided cash of $55,370 as compared to $62,689 provided in 2015. The $7,319 net decrease was primarily attributable to (i) an increase of $17,730 in cash used by accounts receivable attributable to the timing of payments from utility customers, offset by (ii) $7,942 more cash provided from changes in operating assets and liabilities excluding accounts receivable, and (iii) an increase of $2,699 in depreciation and amortization expense.

Investing activities used $54,808 in cash, or $1,238 less than that used in 2015. The decrease was primarily due to fewer expenditures for land and buildings and greater proceeds from sales of property and equipment, including the sale of a building in 2016, which were partially offset by an increase in purchases of businesses and equipment necessary to support the business growth.

Financing activities used $7,721 in cash in 2016, $581 more than the $7,140 of cash used in 2015. Our revolving credit facility provided $12,500 in cash in 2016 as compared with the $10,000 provided during 2015. Purchases of common shares for treasury of $25,290 were partially offset by net cash received of $12,152 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2016 totaled $2,597.

Fiscal 2016 Compared to Fiscal 2015

A comparison of our fiscal year 2016 results to 2015 follows:

	Year Ended December 31,
	2016	2015	Change	% Change
Revenues	$845,678	$821,904	$23,774	2.9%
Costs and expenses:
Operating	541,486	528,899	12,587	2.4
Selling	152,106	144,234	7,872	5.5
General and administrative	61,789	59,798	1,991	3.3
Depreciation	47,284	44,677	2,607	5.8
Amortization of intangible assets	2,306	2,214	92	4.2
Gain on sale of assets, net	(4,664)	(2,026)	(2,638)	130.2
	800,307	777,796	22,511	2.9
Income from operations	45,371	44,108	1,263	2.9
Other income (expense):
Interest expense	(4,393)	(3,355)	(1,038)	30.9
Interest income	255	249	6	2.4
Other	(3,989)	(5,744)	1,755	(30.6)
Income before income taxes	37,244	35,258	1,986	5.6
Income taxes	14,960	13,460	1,500	11.1
Net income	$22,284	$21,798	$486	2.2%

nm--not meaningful

Revenues--Revenues of $845,678 increased $23,774 compared with the $821,904 reported in 2015. Utility increased $262, or .1%, from the prior year. New contracts obtained and increases in rates and productivity on contracts within both our U.S. and Canadian operations were partially offset by contracts lost and significant reductions in contract scope with two utility providers within our U.S. Utility operations. Residential and Commercial increased $24,551, or 6.4%, from 2015.  Higher contract rates on our tree pruning, tree removal and liquid services, increased storm revenue, increased productivity and additional revenue from the purchase of businesses accounted for the increase.  Total consolidated revenue of $845,678 includes production incentive revenue, recognized under the completed-performance method, of $2,827 during 2016 as compared with $4,686 during 2015.

Operating Expenses--Operating expenses of $541,486 increased $12,587 from the prior year, and as a percentage of revenues decreased .3% to 64.0%. Utility experienced an increase of $1,971, or .6%, from 2015, and as a percentage of revenues increased .6% to 74.4%. Increases in employee labor and benefits expense, equipment repair and maintenance expense, disposal expense and subcontractor expense were partially offset by decreases in fuel expense, crew expense and material expense. Residential and Commercial increased $12,767, or 6.3%, compared with 2015 and as a percentage of revenue decreased .1% to 52.6%. Increases in employee labor and benefits expense, subcontractor expense, disposal expense, tool and saw expense and material expense were partially offset by decreases in fuel expense and crew expense.

Fuel costs decreased in 2016 as compared with fuel costs for 2015 and impacted operating expenses within all segments. During 2016, fuel expense of $22,677 decreased $3,204, or 12.4%, from the $25,881 incurred in 2015. Substantially all of the $3,204 decrease relates to a decrease in price of fuel.

Selling Expenses--Selling expenses of $152,106 increased $7,872 from 2015 and as a percentage of revenues increased .5% to 18.0%. Utility increased $1,016, or 2.3%, from 2015. Increases in office support wages, field management travel expense, rent expense and computer expense were partially offset by reductions in field management wages and incentive expense and employee development expense. Residential and Commercial increased $7,191, or 7.0%, from 2015 and as a percentage of revenue increased .2% to 26.8%. Increases in field management wages and incentive expense, rent expense, computer expense, communication expense, professional services expense and sales and marketing expense were partially offset by reductions in field management auto expense.

General and Administrative Expenses--General and administrative expenses increased $1,991 to $61,789, an increase of 3.3% from the $59,798 experienced in 2015 and as a percentage of revenues remained at 7.3%. Increases in salary and incentive expense, office expense, and computer expense were partially offset by a decrease in professional services expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $49,590 increased $2,699 from the prior year and as a percentage of revenues increased .2% to 5.9%. The increase is attributable to higher capital expenditures for equipment and an increase in amortization expense related to our purchases of businesses.

Gain on Sale of Assets--Gain on the sale of assets of $4,664 increased $2,638 from the $2,026 experienced in 2015. The increase is the result of more units sold at a higher average price in 2016 as compared with 2015 and the sale of a building in 2016.

Interest Expense--Interest expense of $4,393 increased $1,038 from the $3,355 incurred in 2015. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures.

Other, Net--Other, net of $3,989 decreased $1,755 from the $5,744 experienced in 2015. Other, net, consisted of nonoperating income and expense, including foreign currency gains on the intercompany account balances of our Canadian operations.

Income Taxes--Income taxes for 2016 were $14,960, an effective tax rate of 40.2%, compared with income taxes for 2015 of $13,460, or an effective tax rate of 38.2%. The increase of 2.0% in the effective tax rate as compared to 2015 relates primarily to changes in foreign tax credits, which had reduced the 2015 rate.

Net Income--Net income of $22,284 was $486 more than the $21,798 earned in 2015. The increase in income from operations of $1,263 and the decrease of other nonoperating expenses of $1,755, offset by the increases in interest expense of $1,038 and income taxes of $1,500, contributed to the increase in net income.

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

Selling Expenses--Selling expenses of $144,234 increased $4,207 from 2014 and as a percentage of revenues decreased .2% to 17.5%. Utility increased $3,360, or 8.2%, from 2014. Increases in field management wages and incentive expense, field management travel expense, rent expense, office expense, and employee development expense were partially offset by reductions in field management auto expense, communication expense, computer expense and professional services expense. Residential and Commercial increased $1,186, or 1.2%, from 2014 and as a percentage of revenue increased .3% to 26.6%. Increases in field management wages and incentive expense, rent expense and sales and marketing expense were partially offset by reductions in field management auto expense, communication expense, computer expense and professional services expense.

General and Administrative Expenses--General and administrative expenses increased $4,828 to $59,798, an increase of 8.8% from the $54,970 experienced in 2014 and as a percentage of revenues increased .3% to 7.3%. Increases in salary and incentive expense, management travel expense, office rent expense, employee development expense, stock compensation expense and pension settlement costs incurred as a result of purchasing annuities related to our defined benefit pension plans were partially offset by decreases in management auto expense, communication expense and computer expense.

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

The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2012. As of December 31, 2016, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Goodwill—Impairment Tests

Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2016 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2016 that would impact this conclusion.

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

The carrying value of the recorded goodwill for all reporting units totaled $30,305 at December 31, 2016. Based upon the goodwill impairment analysis conducted in the fourth quarter 2016, a hypothetical reduction in the fair value of the individual reporting units of approximately 44% to 65% would not have resulted in the carrying value of the individual reporting units exceeding the reduced fair value.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2016 and December 31, 2015, are summarized as follows:

	2016	2015
Cash provided by (used in):
Operating activities	$55,370	$62,689
Investing activities	(54,808)	(56,046)
Financing activities	(7,721)	(7,140)
Effect of exchange rate changes on cash	135	(1,888)
Decrease in cash	$(7,024)	$(2,385)

Net Cash Provided by Operating Activities--Operating activities in 2016 provided cash of $55,370 as compared to $62,689 provided in 2015. The $7,319 net decrease was primarily attributable to (i) $7,942 more cash used from changes in operating assets and liabilities, and (ii) an increase of $2,699 in depreciation and amortization expense.

Overall, accounts receivable dollars increased $26,133 in 2016 as compared to the increase of $8,403 experienced in 2015. The increase in 2016 was attributable to the timing of payments from utility customers. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2016 increased 7 days to 62 days, as compared to 2015. The DSO at December 31, 2015 was 55 days.

Accounts payable and accrued expenses increased $2,454 in 2016, $732 more than the increase of $1,722 experienced in 2015. Increases in advance payments from customers, 401KSOP liabilities, employee savings withholdings, professional service accruals and compensated absence accruals were partially offset by decreases in employee compensation accruals and health insurance accruals.

Self-insurance accruals increased $2,499 in 2016, a change of $1,053 compared to the increase of $1,446 experienced in 2015. The increase occurred within our workers compensation and general liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.

Other assets, net, decreased $7,994 in 2016, as compared to the $1,837 decrease in 2015. Decreases in refundable income taxes and an increase in pension liabilities primarily account for the difference.

Net Cash Used in Investing Activities--Investing activities used $54,808 in cash, $1,238 less than the $56,046 used in 2015. The decrease was primarily due to fewer expenditures for land and buildings and greater proceeds from equipment sales and the sale of a building which were partially offset by an increase in purchases of equipment and businesses necessary to support the business growth.

Net Cash Used in Financing Activities--Financing activities used $7,721 in cash in 2016, $581 more than the $7,140 of cash used in 2015. Our revolving credit facility provided $12,500 as compared with the $10,000 provided during 2015. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Borrowings of notes payable totaled $656 and payments of long-term debt and capital leases totaled $5,142. Purchases of common shares for treasury of $25,290 were partially offset by net cash received of $12,152 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2016 totaled $2,597.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--In November 2013, the Company amended its revolving credit facility. The Amended and Restated Credit Agreement provides for a revolving credit facility with a group of banks under which up to an aggregate of $175,000 is available, with a letter of credit sublimit of $100,000 and a swing line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000.

The Amended and Restated Credit Agreement extended the term of the revolving credit facility to November 7, 2018 from December 19, 2014. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance sheet leverage ratio. As of December 31, 2016, we were in compliance with all financial covenants contained in our revolving credit facility.

As of December 31, 2016, we had unused commitments under the facility approximating $103,929, and $71,071 committed, which consisted of borrowings of $67,000 and issued letters of credit of $4,071. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

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

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on July 22, 2016 (the sixth anniversary of issuance), with four.  The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of December 31, 2016, we were in compliance with all financial covenants contained in our revolving credit facility.

Accounts Receivable Securitization Facility--On May 9, 2016, Davey Tree entered into a one-year agreement with a bank for an accounts receivable securitization facility (the “AR securitization facility”), whereby Davey Tree has pledged a first priority security interest in certain trade receivables in exchange for the bank issuing letters of credit (“LCs”) with a committed facility limit of $60,000.

As of December 31, 2016, we had issued LCs of $58,150 under the terms of the AR securitization facility.

Under the AR securitization facility, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2016--to the bank in exchange for the bank issuing LCs.

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

The agreements underlying the AR securitization facility contain various customary representations and warranties, covenants, and default provisions which provide for the termination and acceleration of the commitments under the AR securitization facility in circumstances including, but not limited to, failure to make payments when due, breach of a representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Contractual Obligations Summary

The following is a summary of our long-term contractual obligations, as at December 31, 2016, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2017	2018	2019	2020	2021	Thereafter
Revolving credit facility	$67,000	$—	$67,000	$—	$—	$—	$—
Senior unsecured notes	24,000	6,000	6,000	6,000	6,000	—	—
Term loans	16,151	10,701	829	160	169	4,292	—
Capital lease obligations	2,343	170	270	756	632	515	—
Operating lease obligations	28,397	7,005	5,214	4,056	3,093	1,881	7,148
Self-insurance accruals	62,936	23,605	14,825	9,639	5,399	2,792	6,676
Purchase obligations	12,800	12,800	—	—	—	—	—
Other liabilities	20,819	1,396	1,773	1,794	1,936	1,913	9,811
	$234,446	$61,677	$95,911	$22,405	$17,229	$11,393	$23,635

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2016. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2016, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit. As of December 31, 2015, total commitments related to issued letters of credit were $59,350, of which $57,347 were issued under the Revolving Credit Facility and $2,003 were issued under short-term lines of credit.

Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2017 through 2023. We intend to renew the performance bonds where appropriate and as necessary.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash of $9,006 as of December 31, 2016 included $3,770 in the U.S. and $5,236 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate a portion of our 2016 Canadian earnings to satisfy our 2016 U.S. based cash flow needs.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2016, we had working capital of $59,868, unused short-term lines of credit approximating $7,110, and $103,929 available under our revolving credit facility.

Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions for at least the next twelve months and for the foreseeable future.

RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance
Accounting Standards Adopted in 2016
Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments--In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the reporting of adjustments to the provisional amounts recorded for a business combination during the measurement period by eliminating the requirement to retrospectively account for those adjustments. Companies are required to present separately, on the face of the income statement, or disclose in the notes to the financial statements, the impact on current period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts were recognized as of the acquisition date. The amendments in ASU 2015-16 became effective January 1, 2016 and require prospective application to qualifying business combinations.
Accounting Standards Update 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs--In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Sub-Topic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. During the first quarter of 2016, we retrospectively adopted this standard, which resulted in a reduction of other noncurrent assets and long-term debt of $471 as of December 31, 2015 in the consolidated balance sheet.
Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern--In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern" to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related note disclosures. As of December 31, 2016, the Company adopted ASU 2014-15, which had no impact on the Company's consolidated financial statements.
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
Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting--In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” with the objective to simplify several aspects of the accounting for share-based payment transactions, including: the income tax consequences; classification of awards as either equity or liabilities; classification of certain items on the statement of cash flows; and, accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, which for Davey Tree would be January 1, 2017. Early adoption is permitted. Management is currently in the process of evaluating the impact the new standard will have on the Company’s consolidated financial statements.
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
Management has assembled an internal project team and is reviewing our contracts and agreements with our customers under the provisions of the new standard. The Company currently expects revenue recognition for many of its services to remain unchanged, except for the interim recognition of certain variable, incentive-based components of contracts due to the timing of revenue recognition. The Company is also in the process of evaluating the disclosure requirements under the standard and any necessary changes to our systems, policies and controls as a result. We plan to adopt ASU 2014-09 using the modified retrospective approach effective January 1, 2018.
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

Utility Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility customers in the utility industry. One Utility customer, PG&E, approximated 12% of revenues during 2016, 11% during 2015 and 8% during 2014. Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.

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

The following table provides information, as of December 31, 2016, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2016.

	Expected Maturity Date							Fair Value December 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$15,150	$6,385	$6,901	$6,819	$4,838	$—	$40,093	$42,835
Average interest rate	3.0%	5.0%	4.6%	4.7%	5.3%	—
Variable rate	$1,721	$67,679	$—	$—	$—	$—	$69,400	$69,401
Average interest rate	4.5%	2.2%	—	—	—	—

Interest rates on the variable-rate debt, as of December 31, 2016, ranged from 2.7% to 13.0%.

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

For the year ended December 31, 2016, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.

Commodity Price Risk

We are subject to market risk from fluctuating prices of fuel--both diesel and gasoline. In prior years we have used fuel derivatives as "economic hedges" related to fuel consumed by Davey Tree service vehicles. The objectives of the economic hedges are to fix the price of a portion of our fuel needs and mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Presently, we are not engaged in any hedging or derivative activities.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2016, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Karl J. Warnke	/s/ Joseph R. Paul	/s/ Thea R. Sears
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Secretary	Controller

Kent, Ohio
March 14, 2017

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Davey Tree Expert Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of The Davey Tree Expert Company and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
March 14, 2017

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.

Information about our directors is in the section "Election of Directors" of our 2017 Proxy Statement, which is incorporated into this report by reference.

Information about our audit committee and our audit committee financial experts is in the section “Committees of the Board of Directors; Attendance” of our 2017 Proxy Statement, which is incorporated into this report by reference.

Information required by Item 405 of Regulation S-K is in the section “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2017 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Shareholder Nominations for Director," which is incorporated into this report by reference.

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

Item 11.  Executive Compensation.

Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Executive Officers," Committees of the Board of Directors; Attendance" and "Compensation of Directors" of our 2017 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2017 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Equity Compensation Plan Information” of our 2017 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance-Board Independence” and "Transactions with Related-Persons, Promoters and Certain Control Persons" of our 2017 Proxy Statement, which is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2017 Proxy Statement, which is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) and (a) (2) Financial Statements and Schedules.

The response to this portion of Item 15 is set forth on page F-1 of this report.

(b) Exhibits.

The exhibits to this Form 10-K are submitted as a separate section of this report. See Exhibit Index.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2017.

THE DAVEY TREE EXPERT COMPANY

By: /s/ Karl J. Warnke
Karl J. Warnke, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2017.

/s/ Donald C. Brown	/s/ John E. Warfel
Donald C. Brown, Director	John E. Warfel, Director

/s/ Patrick M. Covey	/s/ Karl J. Warnke
Patrick M. Covey, Director	Karl J. Warnke, Director,
President and Chief Operating Officer	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Dawson Cunningham
J. Dawson Cunningham, Director	/s/ Joseph R. Paul
Joseph R. Paul, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)
/s/ William J. Ginn
William J. Ginn, Director

/s/ Thea R. Sears
Thea R. Sears, Controller
/s/ Douglas K. Hall	(Principal Accounting Officer)
Douglas K. Hall, Director

/s/ Sandra W. Harbrecht
Sandra W. Harbrecht, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	2003 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

3.1.2	Certificate of Amendment to the 2003 Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015).

3.2	1987 Amended and Restated Regulations of The Davey Tree Expert Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

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

10.9
Receivables Financing Agreement, dated May 9, 2016, between The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association, and PNC Capital Markets LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.10
Receivables Purchase Agreement, dated May 9, 2016, between The Davey Tree Expert Company, Davey Tree Surgery Company, and Davey Receivables LLC (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

Exhibit No.	Description

10.11
Second Amendment to The Davey Tree Expert Company 401KSOP Match Restoration Plan, dated March 9, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-k filed with the Securities and Exchange Commission on March 9, 2017).

21	Subsidiaries of the Registrant.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statements of Consolidated Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
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

YEAR ENDED DECEMBER 31, 2016

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets -- December 31, 2016 and 2015	F-3
Consolidated Statements of Operations -- Years ended December 31, 2016, 2015 and 2014	F-4
Consolidated Statements of Comprehensive Income -- Years ended December 31, 2016, 2015 and 2014	F-5
Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2016, 2015 and 2014	F-6
Consolidated Statements of Cash Flows -- Years ended December 31, 2016, 2015 and 2014	F-7
Notes to Consolidated Financial Statements -- December 31, 2016
A – Our Business	F-8
B – Summary of Significant Accounting Policies	F-8
C – Recent Accounting Guidance	F-11
D – Business Combinations	F-13
E – Accounts Receivable, Net and Supplemental Balance Sheet Information	F-13

F – Supplemental Operating Information	F-14
G – Supplemental Cash Flow Information	F-15
H – Identified Intangible Assets and Goodwill, Net	F-15
I – Short and Long-Term Debt and Commitments Related to Letters of Credit	F-16
J – Self-Insurance Accruals	F-18

K – Lease Obligations	F-19
L – Common Shares and Preferred Shares	F-19
M – Accumulated Other Comprehensive Income (Loss)	F-21
N – The Davey 401KSOP and Employee Stock Ownership Plan	F-22

O – Stock-Based Compensation	F-22
P – Defined Benefit Pension Plans	F-26
Q – Income Taxes	F-32
R – Earnings Per Share Information	F-35

S – Operations by Business Segment and Geographic Information	F-35
T – Fair Value Measurements and Financial Instruments	F-38
U – Commitments and Contingencies	F-40
V – Quarterly Results of Operations (Unaudited)	F-41

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

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Davey Tree Expert Company

We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Davey Tree Expert Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
March 14, 2017

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash	$9,006	$16,030
Accounts receivable, net	146,134	120,001
Operating supplies	7,277	7,171
Prepaid expenses	14,493	13,862
Other current assets	1,863	3,870
Total current assets	178,773	160,934
Property and equipment:
Land and land improvements	16,263	16,135
Buildings and leasehold improvements	37,676	36,532
Equipment	534,711	504,527
	588,650	557,194
Less accumulated depreciation	409,214	390,772
	179,436	166,422
Other assets	31,354	31,949
Identified intangible assets and goodwill, net	34,376	34,281
	$423,939	$393,586
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$16,701	$15,501
Current portion of capital leases	170	—
Accounts payable	41,283	37,750
Accrued expenses	37,659	36,146
Self-insurance accruals	23,092	22,553
Total current liabilities	118,905	111,950
Long-term debt	72,194	60,801
Senior unsecured notes	17,923	23,832
Capital leases	2,173	—
Self-insurance accruals	39,746	37,786
Other liabilities	20,819	17,678
	271,760	252,047
Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 21,457 shares issued and outstanding before treasury shares as of December 31, 2016 and 2015	21,457	21,457
Additional paid-in capital	23,886	17,815
Common shares subscribed	8,209	8,591
Retained earnings	290,292	270,605
Accumulated other comprehensive loss	(12,162)	(13,394)
	331,682	305,074
Less: Cost of Common shares held in treasury; 8,995 shares in 2016 and 8,714 in 2015	176,530	159,429
Common shares subscription receivable	2,973	4,106
	152,179	141,539
	$423,939	$393,586
See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$845,678	$821,904	$789,911
Costs and expenses:
Operating	541,486	528,899	508,677
Selling	152,106	144,234	140,027
General and administrative	61,789	59,798	54,970
Depreciation	47,284	44,677	40,970
Amortization of intangible assets	2,306	2,214	2,070
Gain on sale of assets, net	(4,664)	(2,026)	(806)
	800,307	777,796	745,908
Income from operations	45,371	44,108	44,003
Other income (expense):
Interest expense	(4,393)	(3,355)	(2,948)
Interest income	255	249	295
Other	(3,989)	(5,744)	(3,050)

Income before income taxes	37,244	35,258	38,300
Income taxes	14,960	13,460	15,131

Net income	$22,284	$21,798	$23,169

Share data:
Earnings per share--basic	$1.70	$1.62	$1.68

Earnings per share--diluted	$1.64	$1.56	$1.63

Weighted-average shares outstanding:
Basic	13,106	13,465	13,821

Diluted	13,624	13,977	14,238

Dividends declared per share	$.200	$.200	$.185

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$22,284	$21,798	$23,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains/(losses)	744	(5,093)	(2,798)
Defined benefit pension plans:
Net (loss)/gain arising during the year	(1,219)	326	(6,023)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	1,912	2,863	1,682
Prior service cost	(205)	33	9
	1,707	2,896	1,691
Defined benefit pension plan adjustments	488	3,222	(4,332)

Total other comprehensive income (loss), net of tax	1,232	(1,871)	(7,130)

Comprehensive income	$23,516	$19,927	$16,039

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Common shares
At beginning and end of year	21,457	$21,457	21,457	$21,457	21,457	$21,457
Additional paid-in capital
At beginning of year		17,815		9,461		5,008
Shares sold to employees		4,182		6,066		3,417
Options exercised		(992)		(152)		(273)
Subscription shares, issued		21		83		184
Stock-based compensation		2,860		2,357		1,125
At end of year		23,886		17,815		9,461
Common shares subscribed, unissued
At beginning of year	436	8,591	476	9,381	531	10,467
Common shares, subscribed	—	—	—	—	—	—
Common shares, issued	(16)	(325)	(34)	(676)	(39)	(758)
Cancellations	(3)	(57)	(6)	(114)	(16)	(328)
At end of year	417	8,209	436	8,591	476	9,381
Retained earnings
At beginning of year		270,605		251,470		230,975
Net income		22,284		21,798		23,169
Dividends, $ .2000 per share		(2,597)		(2,663)		—
Dividends, $ .1850 per share		—		—		(2,674)
At end of year		290,292		270,605		251,470
Accumulated other comprehensive income (loss), net of tax
At beginning of year		(13,394)		(11,523)		(4,393)
Currency translation adjustments		744		(5,093)		(2,798)
Defined benefit pension plans		488		3,222		(4,332)
At end of year		(12,162)		(13,394)		(11,523)
Common shares held in treasury
At beginning of year	8,714	(159,429)	8,292	(138,155)	8,018	(125,034)
Shares purchased	746	(25,290)	824	(25,395)	727	(19,598)
Shares sold to employees	(309)	5,298	(288)	2,198	(287)	3,822
Options exercised	(131)	2,442	(71)	1,225	(116)	1,861
Subscription shares, issued	(25)	449	(43)	698	(50)	794
At end of year	8,995	(176,530)	8,714	(159,429)	8,292	(138,155)
Common shares subscription receivable
At beginning of year	(436)	(4,106)	(476)	(5,600)	(531)	(7,342)
Shares subscribed	—	—	—	—	—	—
Payments	16	1,104	34	1,434	39	1,543
Cancellations	3	29	6	60	16	199
At end of year	(417)	(2,973)	(436)	(4,106)	(476)	(5,600)
Common shareholders' equity at December 31	12,462	$152,179	12,743	$141,539	13,165	$136,491

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$22,284	$21,798	$23,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,284	44,677	40,970
Amortization	2,306	2,214	2,070
Gain on sale of assets	(4,664)	(2,026)	(806)
Deferred income taxes	60	(2,975)	(2,679)
Other	1,286	2,399	(5,638)
Changes in operating assets and liabilities:
Accounts receivable	(26,133)	(8,403)	(4,489)
Accounts payable and accrued expenses	2,454	1,722	1,206
Self-insurance accruals	2,499	1,446	2,116
Other assets, net	7,994	1,837	(6,640)
	33,086	40,891	26,110
Net cash provided by operating activities	55,370	62,689	49,279
Investing activities
Capital expenditures:
Equipment	(54,147)	(52,466)	(46,228)
Land and buildings	(2,499)	(3,581)	(9,503)
Proceeds from sales of property and equipment	5,635	2,650	1,366
Purchases of businesses	(3,797)	(2,649)	(9,695)
Net cash used in investing activities	(54,808)	(56,046)	(64,060)
Financing activities
Revolving credit facility borrowings/(payments), net	12,500	10,000	24,500
Borrowings/(payments) of notes payable	656	6,720	(1,091)
Borrowings/(payments) of long-term debt and capital leases	(5,142)	(6,624)	5,695
Purchase of common shares for treasury	(25,290)	(25,395)	(19,598)
Sale of common shares from treasury	11,019	9,328	8,762
Cash received on common-share subscriptions	1,133	1,494	1,741
Dividends	(2,597)	(2,663)	(2,674)
Net cash (used in) provided by financing activities	(7,721)	(7,140)	17,335
Effect of exchange rate changes on cash	135	(1,888)	—
(Decrease) Increase in cash	(7,024)	(2,385)	2,554
Cash, beginning of year	16,030	18,415	15,861
Cash, end of year	$9,006	$16,030	$18,415

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2016
(In thousands, except share data)

A.	Our Business

We provide a wide range of arboricultural, horticultural, environmental and consulting services to residential, utility, commercial and government entities throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial, and Utility.
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

Property and Equipment--Property and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed for financial reporting purposes by the straight-line method for land improvements, building and leasehold improvements and by the declining-balance method for equipment, based on the estimated useful lives of the assets, as follows:

Land improvements	5 to 20 years
Buildings	5 to 30 years
Equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or estimated useful life; ranging from 5-to-20 years

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
December 31, 2016
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)

Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2016 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2016 that would impact this conclusion.

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
December 31, 2016
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

Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 12% of revenues during 2016, 11% in 2015 and 8% in 2014. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.

Foreign Currency Translation and Transactions--Assets and liabilities of our Canadian operations are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in the consolidated balance sheet, classified in shareholders’ equity as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from Canadian-dollar transactions with the Canadian operations are translated to U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effect of the transactions gain or loss is classified in the statement of operations as a component of other nonoperating income (expense), net.

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
December 31, 2016
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
Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern--In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern" to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related note disclosures. As of December 31, 2016, the Company adopted ASU 2014-15, which had no impact on the Company's consolidated financial statements.
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
Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting--In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” with the objective to simplify several aspects of the accounting for share-based payment transactions, including: the income tax consequences; classification of awards as either equity or liabilities; classification of certain items on the statement of cash flows; and, accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, which for Davey Tree would be January 1, 2017. Early adoption is permitted. Management is currently in the process of evaluating the impact the new standard will have on the Company’s consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
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
Management has assembled an internal project team and is reviewing our contracts and agreements with our customers under the provisions of the new standard. The Company currently expects revenue recognition for many of its services to remain unchanged, except for the interim recognition of certain variable, incentive-based components of contracts due to the timing of revenue recognition. The Company is also in the process of evaluating the disclosure requirements under the standard and any necessary changes to our systems, policies and controls as a result. We plan to adopt ASU 2014-09 using the modified retrospective approach effective January 1, 2018.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

C.	Recent Accounting Guidance (continued)

prior to the date of initial application. We are currently evaluating the impact of the new standard on our consolidated financial statements.

D.	Business Combinations

Our investments in businesses were: (a) $4,888 in 2016, including liabilities assumed of $216 and debt issued of $875; (b) $4,149 in 2015, including no liabilities assumed and debt issued of $1,500; and (c) $12,853 in 2014, including $1,078 liabilities assumed and debt issued of $2,080.

The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $817 in 2016 (all of which is deductible for tax purposes), $1,410 in 2015 (all of which is deductible for tax purposes) and $4,624 goodwill in 2014 (all of which is deductible for tax purposes).

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2016, 2015 or 2014 was not significant.

Investment in Business Subsequent to December 31, 2016--Subsequent to December 31, 2016 and through March 13, 2017, we made an investment in a business approximating $975 with no liabilities assumed and debt issued of $375.

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information

Accounts receivable, net, consisted of the following:

	December 31,
	2016	2015
Accounts receivable	$128,202	$104,567
Receivables under contractual arrangements	21,541	19,142
	149,743	123,709
Less allowances for doubtful accounts	3,609	3,708
	$146,134	$120,001

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2016	2015
Refundable income taxes	$548	$2,952
Other	1,315	918
Total	$1,863	$3,870

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information (continued)

	December 31,
Other assets, noncurrent	2016	2015
Assets invested for self-insurance	$15,492	$17,167
Investment--cost-method affiliate	1,168	1,172
Deferred income taxes	11,129	11,521
Other	3,565	2,089
Total	$31,354	$31,949

	December 31,
Accrued expenses	2016	2015
Employee compensation	$18,438	$18,176
Accrued compensated absences	9,215	8,607
Self-insured medical claims	2,961	2,347
Customer advances, deposits	2,997	2,564
Income taxes payable	953	—
Taxes, other than income	2,166	3,517
Other	929	935
Total	$37,659	$36,146

	December 31,
Other liabilities, noncurrent	2016	2015
Pension and retirement plans	$15,982	$14,296
Other	4,837	3,382
Total	$20,819	$17,678

F.	Supplemental Operating Information

Other Nonoperating (Expense) Income, Net

Other nonoperating (expense) income, net, included in the statements of operations follows:

	Year Ended December 31,
	2016	2015	2014
Other nonoperating expense, net	$(3,989)	$(5,744)	$(3,050)

Other nonoperating (expense) income, net, includes foreign currency (i) gains of $113 for 2016, (ii) losses of $854 for 2015, and (iii) losses of $235 for 2014 on the intercompany balances of our Canadian operations.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

G.	Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2016	2015	2014
Interest paid	$4,329	$3,386	$2,948
Income taxes paid, net	10,578	16,679	13,577
Noncash transactions:
Debt issued for purchases of businesses	$875	$1,500	$2,080
Detail of acquisitions:
Assets acquired:
Receivables	$—	$—	$1,852
Operating supplies	157	—	61
Prepaid expense	55	—	213
Equipment	2,485	1,264	1,726
Deposits and other	—	11	558
Intangibles	2,191	2,874	8,443
Liabilities assumed	(216)	—	(1,078)
Debt issued for purchases of businesses	(875)	(1,500)	(2,080)
Cash paid	$3,797	$2,649	$9,695

H.	Identified Intangible Assets and Goodwill, Net

The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2016		December 31, 2015
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	2.6	years	$17,822	$15,171	$16,805	$13,764
Employment-related	2.6	years	7,032	6,386	6,811	6,008
Tradenames	2.6	years	5,634	4,860	5,502	4,539
Total			30,488	$26,417	29,118	$24,311
Less accumulated amortization			26,417		24,311
Identified intangibles, net			4,071		4,807
Unamortized intangible assets:
Goodwill	Not amortized		30,305		29,474
			$34,376		$34,281

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

H.    Identified Intangible Assets and Goodwill, Net (continued)

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2016 follow:

	Balance at January 1, 2016	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2016
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	26,050	817	14	26,881
Total	$29,474	$817	$14	$30,305

Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2016, in each of the next five years follows:

Estimated Future Amortization Expense
Year ending December 31, 2017	$1,705
2018	885
2019	664
2020	512
2021	232

I.	Short and Long-Term Debt and Commitments Related to Letters of Credit

Short-term debt consisted of the following:

	December 31,
	2016	2015
Current portion of long-term debt	$16,701	$15,501

At December 31, 2016, we also had unused short-term lines of credit with several banks totaling $7,110, generally at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%. Long-term debt consisted of the following:

	December 31,
	2016	2015
Revolving credit facility
Swing-line borrowings	$10,000	$2,500
LIBOR borrowings	57,000	52,000
	67,000	54,500
Senior unsecured notes	24,000	30,000
Term loans	16,151	16,105
	107,151	100,605
Less debt issuance costs	333	471
Less current portion	16,701	15,501
	$90,117	$84,633

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

I.	Short and Long-Term Debt and Commitments Related to Letters of Credit (continued)

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

As of December 31, 2016, we had unused commitments under the revolving credit facility approximating $103,929, and $71,071 committed, which consisted of borrowings of $67,000 and issued letters of credit of $4,071. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.

Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 3.56% at December 31, 2016 and 3.55% at December 31, 2015.

Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2016 were as follows: 2017--$16,701; 2018--$73,829; 2019--$6,160; 2020--$6,169; and, 2021--$4,292.

Accounts Receivable Securitization Facility--On May 9, 2016, Davey Tree entered into a one-year agreement with a bank for an accounts receivable securitization facility (the “AR securitization facility”), whereby Davey Tree has pledged a first priority security interest in certain trade receivables in exchange for the bank issuing letters of credit (“LCs”) with a committed facility limit of $60,000.

As of December 31, 2016, we had issued LCs of $58,150 under the terms of the AR securitization facility.

Under the AR securitization facility, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2016--to the bank in exchange for the bank issuing LCs.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

I.	Short and Long-Term Debt and Commitments Related to Letters of Credit (continued)

The agreements underlying the AR securitization facility contains various customary representations and warranties, covenants, and default provisions which provide for the termination and acceleration of the commitments under the AR securitization facility in circumstances including, but not limited to, failure to make payments when due, breach of a representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Total Commitments Related to Issued Letters of Credit--As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit. As of December 31, 2015, total commitments related to issued letters of credit were $59,350, of which $57,347 were issued under the revolving credit facility and $2,003 were issued under short-term lines of credit.

J.	Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2016	2015
Workers' compensation	$38,811	$35,304
Present value discount	2,236	1,937
	36,575	33,367
Vehicle liability	4,763	5,880
General liability	21,500	21,092
Total	62,838	60,339
Less current portion	23,092	22,553
Noncurrent portion	$39,746	$37,786

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2016	2015
Balance, beginning of year	$60,339	$58,893
Provision for claims	33,404	33,499
Payment of claims	30,905	32,053
Balance, end of year	$62,838	$60,339
Workers' compensation discount rate	2.20%	2.20%

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

K.	Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2016	2015
Equipment	$2,528	$—
Less accumulated amortization	160	—
	$2,368	$—

We also lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2016, were as follows:

	Lease Obligations
Minimum lease obligations	Capital	Operating

Year ending December 31, 2017	$171	$6,369
2018	271	4,559
2019	756	3,380
2020	632	2,398
2021	515	1,164
2022 and after	—	1,266
Total minimum lease payments	2,345	$19,136
Amounts representing interest	2
Present value of net minimum lease payments	2,343
Less current portion	170
Long-term capital lease obligations, December 31, 2016	$2,173

Total rent expense under all operating leases was $7,536 in 2016, $7,398 in 2015 and $6,554 in 2014.

L.	Common Shares and Preferred Shares

Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Common Shares--The number of common shares authorized is 48,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2016 was 21,456,880. The number of shares in the treasury for each of the three years in the period ended December 31, 2016 was as follows: 2016--8,995,310; 2015--8,713,566; and 2014--8,291,947.

Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so. During 2016, purchases of common shares totaled 746,041 shares for $25,290 in cash; we also had direct sales to directors and employees of 12,121 shares for $397, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 44,986 shares to our 401(k) plan for $1,488 and issued 103,154 shares to participant accounts to satisfy our liability for the

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

L.	Common Shares and Preferred Shares (continued)

2015 employer match in the amount of $3,373. The liability accrued at December 31, 2016 for the 2016 employer match was $3,661. There were also 148,631 shares purchased during 2016 under the Employee Stock Purchase Plan.

Common Shares Outstanding--The table below reconciles the activity of the common shares outstanding:

	December 31,
	2016	2015
Shares outstanding, beginning of year	12,743,314	13,164,933
Shares purchased	(746,041)	(823,827)
Shares sold	308,892	287,875
Stock subscription offering, employee cash purchases	24,365	43,071
Options exercised	131,040	71,262
	(281,744)	(421,619)
Shares outstanding, end of year	12,461,570	12,743,314

On December 31, 2016, we had 12,461,570 common shares outstanding, employee options exercisable to purchase 375,448 common shares, partially-paid subscription for 416,720 common shares and purchase rights outstanding for 169,191 common shares.

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
December 31, 2016
(In thousands, except share data)

M.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other adjustments that relate to foreign currency translation adjustments and defined benefit pension plan adjustments. We do not provide income taxes on currency translation adjustments, as the earnings of our Canadian operations are considered to be indefinitely reinvested.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,647	$(6,040)	$(4,393)
Unrealized gains (losses)	(2,798)	—	(2,798)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,786	2,786
Tax effect	—	(1,095)	(1,095)
Unrecognized amounts from defined benefit pension plans	—	(9,923)	(9,923)
Tax effect	—	3,900	3,900
Net of tax amount	(2,798)	(4,332)	(7,130)
Balance at December 31, 2014	$(1,151)	$(10,372)	$(11,523)
Unrealized gains (losses)	(5,093)	—	(5,093)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,774	4,774
Tax effect	—	(1,878)	(1,878)
Unrecognized amounts from defined benefit pension plans	—	538	538
Tax effect	—	(212)	(212)
Net of tax amount	(5,093)	3,222	(1,871)
Balance at December 31, 2015	$(6,244)	$(7,150)	$(13,394)
Unrealized gains (losses)	744	—	744
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,844	2,844
Tax effect	—	(1,137)	(1,137)
Unrecognized amounts from defined benefit pension plans	—	(2,032)	(2,032)
Tax effect	—	813	813
Net of tax amount	744	488	1,232
Balance at December 31, 2016	$(5,500)	$(6,662)	$(12,162)

The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2016, 2015 and 2014 are included in net periodic pension expense and classified in the statement of operations as costs and expenses, general and administrative.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
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

Total compensation for these plans, consisting primarily of the employer match, was $3,661 in 2016, $3,373 in 2015, and $3,055 in 2014.

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

Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2016	2015	2014
Compensation expense, all share-based payment plans	$2,811	$2,327	$1,860
Income tax benefit	823	694	549

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
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

	Year Ended December 31,
	2016	2015	2014
Number of employees participating	1,952	1,750	1,684
Shares purchased during the year	148,631	125,779	115,029
Weighted-average per share purchase price paid	$28.34	$26.22	$23.07
Cumulative shares purchased since 1982	9,025,665	8,877,034	8,751,255

Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $727 in 2016, $569 in 2015 and $463 in 2014.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $596 in 2016, $494 in 2015 and $398 in 2014.

Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2016, the Compensation Committee of the Board of Directors awarded 150,100 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes the SSARs as of December 31, 2016:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	330,707	$4.65
Granted	150,100	6.38
Forfeited	—	—
Vested	(108,976)	4.11
Unvested, December 31, 2016	371,831	$5.50	2.8 years	$1,515	$12,605
Employee SSARs	368,832	$5.53	2.9 years	$1,513	$12,503
Nonemployee Director SSARs	2,999	$2.03	0.4 years	$2	$102

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs totaled $591 in 2016, $489 in 2015 and $384 in 2014.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units--During the year ended December 31, 2016, the Compensation Committee of the Board of Directors awarded 35,015 Performance-Based Restricted Stock Units ("PRSUs") to certain management employees.

Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes PRSUs as of December 31, 2016:

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	141,985	$23.98
Granted	35,015	31.59
Forfeited	—	—
Vested	(24,521)	19.63
Unvested, December 31, 2016	152,479	$26.43	2.5 years	$2,119	$5,169
Employee PRSUs	133,084	$26.09	2.7 years	$1,843	$4,512
Nonemployee Director PRSUs	19,395	$28.70	1.7 years	$276	$657

Compensation cost for awards is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $897 in 2016, $775 in 2015 and $615 in 2014.

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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Volatility rate	10.6%	10.9%	11.2%
Risk-free interest rate	1.8%	2.1%	2.6%
Expected dividend yield	.7%	.7%	1.1%
Expected life of awards (years)	9.5	9.3	9.4

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

O.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2016:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2016	816,744	$21.58
Granted	148,000	32.70
Exercised	(137,696)	12.37
Forfeited	(27,400)	28.80
Outstanding, December 31, 2016	799,648	$24.97	6.8 years	$1,886	$7,141
Exercisable, December 31, 2016	375,448	$20.84	5.3 years		$4,903

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2016 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$16.00	88,853	2.8 years	$16.00	88,853	$16.00
16.60	95,095	3.8 years	16.60	95,095	16.60
23.20	181,650	6.5 years	23.20	102,250	23.20
26.40	173,050	7.5 years	26.40	62,950	26.40
30.10	133,500	8.5 years	30.10	26,300	30.10
32.70	127,500	9.5 years	32.70	—	32.70
	799,648	6.8 years	$24.97	375,448	$20.84

We issue common shares from treasury upon the exercise of stock options, stock-settled stock appreciation rights, performance-based restricted stock units or purchases under the Employee Stock Purchase Plan.

Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $823 in 2016, $694 in 2015, and $549 in 2014. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) stock-settled stock appreciation rights are exercised; (b) performance-based restricted stock units vest; and, (c) stock options are exercised.

When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $1,113 in 2016, $352 in 2015, and $354 in 2014.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

P.	Defined Benefit Pension Plans

We have defined benefit pension plans covering certain current and retired U.S. employees. Plans include: (i) the Employee Retirement Plan (“ERP”) for employees hired prior to January 1, 2009, (ii) a Supplemental Executive Retirement Plan (“SERP”) for which future benefit accruals were frozen effective at the end of the second quarter 2015; and, (iii) a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees hired prior to January 1, 2009.

Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under our qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.

Effective December 31, 2008, enhanced benefits were implemented to our defined contribution savings plan--The Davey 401KSOP and ESOP--at which time, the Board of Directors approved an amendment to freeze the ERP and the Restoration Plan. The ERP was closed to new participants after December 2008. In connection with the freeze of the ERP, the Restoration Plan and the SERP, (a) benefits currently being paid to retirees continue and (b) benefits accrued through December 31, 2008 for employees covered by the ERP were not affected. All ERP, Restoration Plan and SERP balances remain intact and participant account balances, as well as service credits for vesting and retirement eligibility, remain intact and continue in accordance with the terms of the plans. Only future accruals were eliminated with the: (i) the 2008 freeze of the ERP and Restoration Plan; and (ii) the 2015 freeze of the SERP.

During the first quarter 2016, the Company terminated the plan for bargaining employees not covered by union pension plans ("SPP") for which future benefit accruals were frozen effective December 31, 2013. We purchased a guaranteed group annuity contract from a third-party insurance company, which unconditionally and irrevocably guarantees the full payment of all annuity payments to the 94 participants. In connection with the plan termination, we made cash contributions of $522 to fully fund the SPP obligation and recorded a settlement charge of $453.

The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2016	2015
Change in benefit obligation
Projected benefit obligation at beginning of year	$27,228	$35,876
Service cost	370	35
Interest cost	1,243	1,486
Actuarial (gains)/losses	1,150	(2,445)
New longevity assumptions	(447)	(340)
Amendments	341	—
Curtailments	—	(404)
Settlements	(4,873)	(6,186)
Benefits paid	(179)	(794)
Projected benefit obligation at end of year	$24,833	$27,228
Accumulated benefit obligation at end of year	$24,833	$27,228

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

	December 31,
	2016	2015
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$15,216	$21,567
Actual return on plan assets	400	(135)
Plan expenses, including PBGC premiums	(727)	(536)
Employer contributions	1,672	1,300
Settlements	(4,873)	(6,186)
Benefits paid	(179)	(794)
Fair value of plan assets at end of year	$11,509	$15,216

The settlements in the change in benefit obligation and in the change in fair value of plan assets arise from: (i) termination of the SPP plan during the first quarter 2016; (ii) lump sum offering to 224 participants in our ERP plan during the fourth quarter 2016 and (iii) purchase during the fourth quarter 2015 of a guaranteed group annuity contract from a third-party insurance company which unconditionally and irrevocably guarantees the full payment of all annuity payments to the participants that were receiving payments from the ERP plan, with the third-party insurance company having assumed all investment risk associated with funding participant payments.

	December 31,
	2016	2015
Funded status of the plans
Fair value of plan assets	$11,509	$15,216
Projected benefit obligation	24,833	27,228
Funded status of the plans	$(13,324)	$(12,012)

	December 31,
	2016	2015
Amounts reported in the consolidated balance sheets
Current liability	$(83)	$(499)
Noncurrent liability	(13,241)	(11,513)
Funded status of the plans	$(13,324)	$(12,012)

Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2016		At December 31, 2015
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$10,675	$6,456	$11,836	$7,150
Unrecognized prior service cost	341	206	—	—
	$11,016	$6,662	$11,836	$7,150

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants, except for the SERP, which, after the plan freeze, is being amortized based on the remaining life expectancy of plan participants. The total amount of unrecognized prior service cost was amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2017 follows:

	Year ending December 31, 2017
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$949	$569
Unrecognized prior service cost	64	38
	$1,013	$607

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2016	2015
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$24,833	$27,228
Accumulated benefit obligation	24,833	27,228
Fair value of plan assets	11,509	15,216

The actuarial assumptions follow. The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2016	2015	2014
Actuarial assumptions
Discount rate	4.20%	4.70%	4.30%
Expected long-term rate of return on plan assets	5.00	7.25	7.50

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2016	2015	2014
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$370	$35	$51
Interest cost on projected benefit obligation	1,243	1,486	1,618
Expected return on plan assets	(1,044)	(1,576)	(1,993)
Curtailment loss	—	49	—
Settlement loss	2,346	2,915	2,065
Amortization of net actuarial loss	951	1,400	708
Amortization of prior service cost	—	6	14
Net pension expense of defined benefit pension plans	$3,866	$4,315	$2,463

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

The plan assets are divided into asset classes that include equity, fixed income, and alternative investments and allocated among target allocations to include: (a) equities of a minimum 20% to a maximum of 40%; (b) fixed income and cash of a minimum 50% to a maximum of 70%; and, (c) alternative investments of a minimum of zero to a maximum of 15%. The purpose of the equity asset class is to provide a total return that simultaneously provides for growth in principal and current income while at the same time preserving the purchasing power of the plan assets, even though assets invested in equities have greater market volatility and risk. The purpose of the fixed income asset class is to provide a deflation hedge, to reduce the overall volatility of plan assets and to produce current income in support of the needs of the plan. The purpose of alternative investments is the diversification benefit of alternative strategies.

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

Rate-of-return-on-assets assumptions are made by major category of plan assets according to historical analysis, tempered for an assessment of possible future influences that could cause the returns to exceed or trail long-term patterns. The overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2016, was 5.00%.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Plan Assets--The fair values of our pension plan assets at December 31, 2016 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2016 Using:
Description	Total Carrying Value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds	$2,882	$—	$2,882	$—
U.S. large-cap equities
Growth	687	687	—	—
Value	729	729	—	—
U.S. small/mid-cap equities
Growth	339	339	—	—
Value	339	339	—	—
International equities
Growth	443	443	—	—
Value	514	514	—	—
Fixed income	4,669	4,669	—	—
Multiclass world-allocation mutual funds	907	907	—	—
	$11,509	$8,627	$2,882	$—

The fair values of our pension plan assets at December 31, 2015 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

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
December 31, 2016
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

Expected Benefit Plan Contributions--It is our practice to make contributions to comply with the minimum funding requirements of ERISA. In accordance with such practice, contributions totaling $1,504 are required for 2017; however, we may make additional discretionary contributions.

Expected Benefit Plan Payments--The benefits, as of December 31, 2016, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow:

Participants Benefits
Estimated future payments
Year ending December 31, 2017	$659
2018	878
2019	981
2020	1,088
2021	1,167
Years 2022 to 2026	6,677

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2016	2015		2016	2015	2014
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$712	$774	$743	No	Ranging from June 30, 2017 to December 31, 2018
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	90	119	105	No	December 31, 2017
					$802	$893	$848

We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.

Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”).

We are party to nine collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from June 30, 2017 to December 31, 2018, and one collective-bargaining agreement with Eighth District Electrical Pension Fund with an expiration date of December 31, 2017.

Q.	Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2016	2015	2014
United States	$35,867	$32,807	$30,380
Canada	1,377	2,451	7,920
Total	$37,244	$35,258	$38,300

The provision for income taxes follows:

	Year Ended December 31,
	2016	2015	2014
Currently payable:
Federal	$12,216	$13,337	$13,159
State	2,286	2,487	2,524
Canadian	398	611	2,127
Total current	14,900	16,435	17,810
Deferred taxes	60	(2,975)	(2,679)
Total taxes on income	$14,960	$13,460	$15,131

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

Q.	Income Taxes (continued)

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	3.7	3.9
Effect of Canadian income taxes	(.2)	(.5)	(1.7)
Nondeductible expenses	2.2	2.3	1.9
ESOP dividend deduction	(.7)	(.8)	(.7)
Uncertain tax adjustments and audit settlement	.2	1.5	1.6
Valuation allowance	—	(2.2)	—
All other, net	(.3)	(.8)	(.5)
Effective income tax rate	40.2%	38.2%	39.5%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2016	2015
Deferred tax assets:
Self-insurance accruals	$21,967	$21,136
Accrued compensated absences	3,540	3,189
Accrued expenses and other liabilities	1,394	1,255
Accrued stock compensation	2,502	2,144
Defined benefit pension plans	4,019	3,721
Foreign tax credit carryforward	575	680
Other future deductible amounts, net	4,213	4,354
	38,210	36,479
Deferred tax liabilities:
Intangibles	297	150
Prepaid expenses	3,510	3,138
Property and equipment	23,274	21,670
	27,081	24,958
Net deferred tax assets--noncurrent	$11,129	$11,521

We treat all of our Canadian subsidiary earnings through December 31, 2016 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2016, approximately $28,983 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

Q.	Income Taxes (continued)

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

The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2016	2015
Unrecognized tax benefits	$2,532	$2,557
Portion, if recognized, would reduce tax expense and effective tax rate	2,053	1,981
Accrued interest on unrecognized tax benefits	107	115

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2012. As of December 31, 2016, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

Q.	Income Taxes (continued)

The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$2,557	$1,949	$1,221
Additions based on tax positions related to the current year	402	642	587
Additions for tax positions of prior years	51	52	234
Reductions for tax positions of prior years	(39)	(63)	(79)
Lapses in statutes of limitations	(439)	(23)	(14)
Balance, end of year	$2,532	$2,557	$1,949

R.	Earnings Per Share Information

Earnings per share is computed as follows:

	Year Ended December 31,
	2016	2015	2014
Income available to common shareholders:
Net income	$22,284	$21,798	$23,169
Weighted-average shares:
Basic:
Outstanding	12,689,300	13,029,368	13,337,198
Partially-paid share subscriptions	416,720	436,081	484,025
Basic weighted-average shares	13,106,020	13,465,449	13,821,223
Diluted:
Basic from above	13,106,020	13,465,449	13,821,223
Incremental shares from assumed:
Exercise of stock subscription purchase rights	71,373	67,714	54,824
Exercise of stock options and awards	446,284	444,127	362,229
Diluted weighted-average shares	13,623,677	13,977,290	14,238,276
Share data:
Earnings per share--basic	$1.70	$1.62	$1.68
Earnings per share--diluted	$1.64	$1.56	$1.63

S.	Operations by Business Segment and Geographic Information

We provide a wide range of arboricultural, horticultural, environmental and consulting services to residential, utility, commercial and government entities throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial, and Utility.
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
December 31, 2016
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

S.    Operations by Business Segment and Geographic Information (continued)

Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2016
Revenues	$433,379	$410,878	$1,421	$—		$845,678
Income (loss) from operations	19,256	36,640	(4,318)	(6,207)	(a)	45,371
Interest expense				(4,393)		(4,393)
Interest income				255		255
Other income (expense), net				(3,989)		(3,989)
Income before income taxes						$37,244

Depreciation	$26,855	$17,198	$—	$3,231	(b)	$47,284
Amortization	135	2,136	—	35		2,306
Capital expenditures	28,660	21,819	—	6,167		56,646
Segment assets, total	171,220	166,858	—	85,861	(c)	423,939

Fiscal Year 2015
Revenues	$433,117	$386,327	$2,460	$—		$821,904
Income (loss) from operations	24,273	35,271	(5,368)	(10,068)	(a)	44,108
Interest expense				(3,355)		(3,355)
Interest income				249		249
Other income (expense), net				(5,744)		(5,744)
Income before income taxes						$35,258

Depreciation	$25,466	$15,592	$—	$3,619	(b)	$44,677
Amortization	144	2,062	—	8		2,214
Capital expenditures	26,853	22,853	—	6,341		56,047
Segment assets, total	145,306	162,679	—	85,601	(c)	393,586

Fiscal Year 2014
Revenues	$404,519	$386,274	$(882)	$—		$789,911
Income (loss) from operations	21,382	37,232	(6,037)	(8,574)	(a)	44,003
Interest expense				(2,948)		(2,948)
Interest income				295		295
Other income (expense), net				(3,050)		(3,050)
Income before income taxes						$38,300

Depreciation	$23,225	$14,544	$—	$3,201	(b)	$40,970
Amortization	174	1,896	—	—		2,070
Capital expenditures	25,994	17,490	—	12,247		55,731
Segment assets, total	150,002	144,413	—	86,589	(c)	381,004

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

(b)	Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.

(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2016	2015	2014
Revenues
United States	$775,870	$749,896	$706,145
Canada	69,808	72,008	83,766
	$845,678	$821,904	$789,911

	December 31,
	2016	2015	2014
Long-lived assets, net
United States	$224,727	$213,323	$196,116
Canada	20,439	19,329	17,692
	$245,166	$232,652	$213,808

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

T.	Fair Value Measurements and Financial Instruments (continued)

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015, were as follows:

		Fair Value Measurements at December 31, 2016 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,492	$15,492	$—	$—
Defined benefit pension plan assets	11,509	8,627	2,882	—

Liabilities:
Deferred compensation	$1,837	$—	$1,837	$—

		Fair Value Measurements at December 31, 2015 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$17,167	$17,167	$—	$—
Defined benefit pension plan assets	15,216	12,422	2,794	—

Liabilities:
Deferred compensation	$1,574	$—	$1,574	$—

The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
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

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$67,000	$67,000	$54,500	$54,500
Senior unsecured notes	18,000	18,509	24,000	24,837
Term loans, noncurrent	7,623	9,854	6,604	7,008
Total	$92,623	$95,363	$85,104	$86,345

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

Letters of Credit

At December 31, 2016, we were contingently liable to our principal banks in the amount of $64,225 for letters of credit outstanding primarily related to insurance coverage.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

V.	Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2016 and 2015.

	Fiscal 2016, Three Months Ended
	Apr 2	July 2	Oct 1	Dec 31
Revenues	$180,833	$224,763	$223,719	$216,363
Gross profit (revenues less costs and expenses, operating)	57,660	87,631	81,386	77,515
Income (loss) from operations	(5,120)	24,286	15,042	11,163
Net income (loss)	(4,188)	13,309	8,141	5,022

Net income (loss) per share -- Basic	$(.33)	$1.03	$.63	$.37
Net income (loss) per share -- Diluted	$(.33)	$1.00	$.61	$.36

ESOT valuation per share	$32.70	$32.70	$33.90	$35.20

	Fiscal 2015, Three Months Ended
	Apr 4	Jul 4	Oct 3	Dec 31
Revenues	$174,292	$224,773	$224,981	$197,858
Gross profit (revenues less costs and expenses, operating)	54,434	87,432	81,808	69,331
Income (loss) from operations	(3,985)	27,796	16,177	4,120
Net income (loss)	(3,528)	15,932	8,174	1,220

Net income (loss) per share -- Basic	$(.27)	$1.21	$.58	$.10
Net income (loss) per share -- Diluted	$(.27)	$1.17	$.55	$.11

ESOT valuation per share	$30.10	$30.10	$31.50	$32.70

Fourth quarters 2016 and 2015 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2016 and 2015 by approximately $2,810 and $2,589, respectively.