Form 10-Q
period 2017-04-01
DAVEY TREE EXPERT CO
filed 2017-05-03
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

(Check one):	☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Emerging Growth Company
	☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 12,410,000 Common Shares, $1.00 par value, outstanding as of April 28, 2017.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 1, 2017

We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash	$8,642	$9,006
Accounts receivable, net	146,112	146,134
Operating supplies	9,556	7,277
Other current assets	18,025	16,356
Total current assets	182,335	178,773

Property and equipment	601,121	588,650
Less accumulated depreciation	408,744	409,214
	192,377	179,436

Other assets	31,711	31,354
Identified intangible assets and goodwill, net	41,666	34,376
	$448,089	$423,939
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,620	$41,283
Accrued expenses	28,916	37,659
Other current liabilities	38,667	39,963
Total current liabilities	106,203	118,905

Long-term debt	126,837	92,290
Self-insurance accruals	43,358	39,746
Other noncurrent liabilities	20,070	20,819
	296,468	271,760
Common shareholders' equity:

Common shares, $1.00 par value, per share; 48,000 shares authorized; 21,457 shares issued and outstanding before deducting treasury shares as of April 1, 2017 and December 31, 2016	21,457	21,457
Additional paid-in capital	26,562	23,886
Common shares subscribed, unissued	8,202	8,209
Retained earnings	285,916	290,292
Accumulated other comprehensive loss	(11,683)	(12,162)
	330,454	331,682
Less: Cost of common shares held in treasury; 8,919 shares at April 1, 2017 and 8,995 shares at December 31, 2016	175,998	176,530
Common shares subscription receivable	2,835	2,973

	151,621	152,179
	$448,089	$423,939

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenues	$192,813	$180,833

Costs and expenses:
Operating	133,659	123,173
Selling	35,534	34,330
General and administrative	16,747	17,139
Depreciation and amortization	12,190	11,341
Gain on sale of assets, net	(975)	(30)
	197,155	185,953

Loss from operations	(4,342)	(5,120)

Other income (expense):
Interest expense	(1,257)	(965)
Interest income	70	68
Other, net	(792)	(599)

Loss before income taxes	(6,321)	(6,616)

Income tax benefits	(2,434)	(2,428)

Net loss	$(3,887)	$(4,188)

Net loss per share--basic and diluted	$(.31)	$(.33)

Weighted-average shares outstanding--basic and diluted	12,587	12,878

Dividends declared per share	$.05	$.05

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net loss	$(3,887)	$(4,188)
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	322	1,752
Adjustments to defined benefit pension plans:
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	147	362
Prior service cost	10	—
Defined benefit pension plan adjustments	157	362

Other comprehensive income, net of tax	479	2,114

Comprehensive loss	$(3,408)	$(2,074)

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Operating activities
Net loss	$(3,887)	$(4,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,190	11,341
Other	(458)	(1,284)
Changes in operating assets and liabilities:
Accounts receivable	1,771	(5,694)
Operating liabilities	(8,695)	(2,677)
Other, net	(5,078)	(2,407)
	(270)	(721)
Net cash used in operating activities	(4,157)	(4,909)

Investing activities
Capital expenditures:
Equipment	(21,616)	(25,786)
Land and building	(911)	(284)
Purchases of businesses	(7,452)	—
Other	1,207	59
Net cash used in investing activities	(28,772)	(26,011)

Financing activities
Revolving credit facility proceeds, net	33,000	27,000
Purchase of common shares for treasury	(2,002)	(1,936)
Sale of common shares from treasury	5,340	4,768
Dividends	(650)	(664)
Payments of notes payable	(3,123)	(2,169)
Net cash provided by financing activities	32,565	26,999

Decrease in cash	(364)	(3,921)

Cash, beginning of period	9,006	16,030
Cash, end of period	$8,642	$12,109

Supplemental cash flow information follows:
Interest paid	$1,482	$1,328
Income taxes paid	2,506	748

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).
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

Recent Accounting Guidance

Accounting Standards Adopted in 2017

Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting--In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” with the objective to simplify several aspects of the accounting for share-based payment transactions, including: the income tax consequences; classification of awards as either equity or liabilities; classification of certain items on the statement of cash flows; and, accounting for forfeitures. ASU 2016-09 became effective for Davey Tree on January 1, 2017 and we elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated condensed balance sheet was a cumulative-effect adjustment of $162, increasing opening retained earnings and decreasing additional paid-in capital.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
Accounting Standards Not Yet Adopted

Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment--In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350),” which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test which required entities to fair value their assets and liabilities using procedures that would be followed in an assumed business combination to arrive at the impairment charge. Under ASU 2017-04, the goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or interim periods beginning after December 15, 2019, which for Davey Tree is January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company intends to early adopt ASU 2017-04 during the fourth quarter 2017 and does not expect the adoption to have a material effect on the Company’s consolidated financial statements or related disclosures.

Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)--In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on how cash receipts and cash payments related to eight specific cash flow issues are presented and classified in the statement of cash flows, with the objective of reducing the existing diversity in practice. The update is effective for annual periods beginning after December 15, 2017, which for Davey Tree would be January 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs will be included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost will be presented separately outside of income from operations. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, which for Davey Tree is January 1, 2018. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance.
The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
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

The effective date and the transition requirements for the Updates are the same as the effective date of Topic 606 ASU 2015-14, which becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB also affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the original effective date, which for Davey Tree would be the first quarter 2017. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems.
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
April 1, 2017
(Amounts in thousands, except share data)

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended April 1, 2017 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2017. Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	April 1, 2017	December 31, 2016
Accounts receivable	$119,257	$128,202
Receivables under contractual arrangements	30,164	21,541
	149,421	149,743
Less allowances for doubtful accounts	3,309	3,609
Accounts receivable, net	$146,112	$146,134

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following items comprise the amounts included in the balance sheets:

Accrued expenses	April 1, 2017	December 31, 2016
Employee compensation	$9,450	$18,438
Accrued compensated absences	9,331	9,215
Self-insured medical claims	4,622	2,961
Income tax payable	324	953
Customer advances, deposits	456	2,997
Taxes, other than income	3,366	2,166
Other	1,367	929
Total	$28,916	$37,659

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

D.	Business Combinations
Our investment in businesses during the first three months of 2017 was 10,877, including debt issued, in the form of notes payable to the seller, of $3,099. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the three months ended April 2, 2016, our investment in businesses was $93, with liabilities assumed of $93 and no debt issued.

In March 2017, the Company acquired all of the outstanding common stock of Arborguard Tree Specialists Inc. (“Arborguard”), a residential and commercial tree care company, and certain assets of TTS&G, LLC, a leasing company related to Arborguard, for $7,200 in cash, with liabilities assumed of $1,119 and debt issued of $2,724. Arborguard’s revenue for the year ended February 28, 2017 was approximately $10,711.

The acquisition of Arborguard was accounted for under the acquisition method of accounting. The entire purchase price allocation for Arborguard is preliminary. At April 1, 2017, the fair values of the assets acquired and liabilities assumed have been preliminarily estimated and the excess consideration of $6,791 has been preliminarily recorded as goodwill due to the proximity of the acquisition to the quarter-end date and pending finalization of the fair value. These preliminary estimates will be revised during the measurement period in 2017 as all pertinent information regarding finalization of the valuations for fixed assets, intangible assets, goodwill (including the amount expected to be deductible for tax purposes), tangible assets, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

Three Months Ended
April 1, 2017
Detail of acquisitions:
Assets acquired:
Cash	$326
Receivables	1,749
Prepaid expense	126
Equipment	2,008
Deposits and other	52
Intangibles	7,757
Liabilities assumed	(1,141)
Debt issued for purchases of businesses	(3,099)
Cash paid	$7,778

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ending April 1, 2017 was not significant. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the three months ended April 1, 2017 are not material and, accordingly, are not provided.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	April 1, 2017		December 31, 2016
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$18,323	$15,536	$17,822	$15,171
Employment-related	7,074	6,432	7,032	6,386
Tradenames	5,659	4,922	5,634	4,860

Amortized intangible assets	$31,056	$26,890	$30,488	$26,417

Less accumulated amortization	26,890		26,417

Identified intangibles, net	4,166		4,071

Unamortized intangible assets:
Goodwill	37,500		30,305
	$41,666		$34,376

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	April 1, 2017	December 31, 2016
Revolving credit facility
Swing-line borrowings	$7,000	$10,000
LIBOR borrowings	93,000	57,000
	100,000	67,000
Senior unsecured notes	24,000	24,000
Term loans	15,812	16,151
Capital leases	2,658	2,343
	142,470	109,494
Less debt issuance costs	298	333
Less current portion	15,335	16,871
	$126,837	$92,290

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
April 1, 2017
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
As of April 1, 2017, we had unused commitments under the facility approximating $70,929, with $104,071 committed, consisting of borrowings of $100,000 and issued letters of credit of $4,071.

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

As of April 1, 2017, we had issued letters of credit of $58,150 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of April 1, 2017--to the bank in exchange for the bank issuing LCs.

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
April 1, 2017
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)
The agreements underlying the AR securitization program contain various customary representations and warranties, covenants, and default provisions which provide for the termination and acceleration of the commitments under the AR securitization program in circumstances including, but not limited to, failure to make payments when due, breach of a representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Total Commitments Related to Issued Letters of Credit--As of April 1, 2017, total commitments related to issued letters of credit were $64,221, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization program, and $2,000 were issued under short-term lines of credit. As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.

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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and performance-based restricted stock units -- included in the results of operations follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Compensation expense, all share-based payment plans	$986	$646

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $219 being recognized for the three months ended April 1, 2017 and $172 for the three months ended April 2, 2016.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $201 for the three months ended April 1, 2017 and $129 for the three months ended April 2, 2016.

Stock-Settled Stock Appreciation Rights--During the three months ended April 1, 2017, the Compensation Committee awarded 76,000 stock-settled stock appreciation rights (“SSARs”) to certain management employees, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of April 1, 2017.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	371,831	$5.50
Granted	76,000	7.14
Forfeited	—	—
Vested	(117,274)	5.27
Unvested, April 1, 2017	330,557	$5.96	3.0 years	$1,814	$11,636

Employee SSARs	327,558	$6.00	3.0 years	$1,813	$11,530
Nonemployee Director SSARs	2,999	$2.03	0.2 years	$1	$106

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $244 for the three months ended April 1, 2017 and $146 for the three months ended April 2, 2016.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
Performance-Based Restricted Stock Units--During the three months ended April 1, 2017, the Compensation Committee awarded 34,043 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of April 1, 2017.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	152,479	$26.43
Granted	34,043	34.01
Forfeited	—	—
Vested	(18,167)	20.25

Unvested, April 1, 2017	168,355	$28.63	3.0 years	$2,953	$5,926

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $322 for the three months ended April 1, 2017 and $199 for the three months ended April 2, 2016.

We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on historical volatility of our stock prices and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The binomial model also incorporates exercise assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	April 1, 2017	April 2, 2016
Volatility rate	10.3%	10.6%
Risk-free interest rate	2.3%	2.1%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	8.5	9.2

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 1, 2017.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2017	799,648	$24.97
Granted	—	—
Exercised	(8,925)	21.52
Forfeited	(31,287)	25.41
Outstanding, April 1, 2017	759,436	$25.00	6.6 years	$7,746

Exercisable, April 1, 2017	337,236	$20.47	4.9 years	$4,846

As of April 1, 2017, there was approximately $1,603 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.6 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, SSARs, restricted stock units or purchases under the Employee Stock Purchase Plan.

H.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended
	April 1, 2017	April 2, 2016
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$133	$100
Interest cost on projected benefit obligation	263	317
Expected return on plan assets	(169)	(277)
Settlement loss	—	453
Amortization of net actuarial loss	237	243
Amortization of prior service cost	16	—
Net pension expense of defined benefit pension plans	$480	$836

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The effective tax rate for the three months ended April 1, 2017 is estimated to approximate 38.5% .  Our effective tax rate for the three months ended April 2, 2016 was estimated at 39.7%.

At December 31, 2016, we had unrecognized tax benefits of $2,532, of which $2,053 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $107. At April 1, 2017, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2012. As of April 1, 2017, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended April 1, 2017 and three months ended April 2, 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(5,500)	$(6,662)	$(12,162)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$322	$—	$322
Amounts reclassified from accumulated other comprehensive income (loss)	—	253	253
Tax effect	—	(96)	(96)
Net of tax amount	322	157	479
Balance at April 1, 2017	$(5,178)	$(6,505)	$(11,683)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
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

The change in defined benefit pension plans of $253 for the three months ended April 1, 2017 and the $592 for the three months ended April 2, 2016 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
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

	Three Months Ended
	April 1, 2017	April 2, 2016
Income available to common shareholders:
Net loss	$(3,887)	$(4,188)

Weighted-average shares:
Basic:
Outstanding	12,483	12,771
Partially-paid share subscriptions	104	107
Basic weighted-average shares	12,587	12,878

Diluted:
Basic from above	12,587	12,878
Incremental shares from assumed:
Exercise of stock subscription purchase rights	73	69
Exercise of stock options and awards	448	462
Diluted weighted-average shares	13,108	13,409

Net loss per share--basic and diluted	$(.31)	$(.33)
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the three months ended April 1, 2017 follows:

Shares outstanding at January 1, 2017	12,461,570
Shares purchased	(59,518)
Shares sold	123,759
Stock subscription offering -- cash purchases	1,910
Options and awards exercised	10,024
76,175
Shares outstanding at April 1, 2017	12,537,745

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)

On April 1, 2017, we had 12,537,745 common shares outstanding, employee options exercisable to purchase 337,236 common shares, partially-paid subscriptions for 416,350 common shares and purchase rights outstanding for 167,651 common shares.

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
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
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2016 Annual Report.

Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended April 1, 2017
Revenues	$112,478	$79,587	$748	$—		$192,813
Income (loss) from operations	2,658	(3,582)	(2,575)	(843)	(a)	(4,342)
Interest expense				(1,257)		(1,257)
Interest income				70		70
Other income (expense), net				(792)		(792)
Loss before income taxes						$(6,321)
Segment assets, total	$176,504	$171,777	$—	$99,808	(b)	$448,089

Three Months Ended April 2, 2016
Revenues	$100,028	$80,334	$471	$—		$180,833
Income (loss) from operations	1,474	(1,436)	(3,106)	(2,052)	(a)	(5,120)
Interest expense				(965)		(965)
Interest income				68		68
Other income (expense), net				(599)		(599)
Loss before income taxes						$(6,616)
Segment assets, total	$164,107	$160,742	$—	$90,920	(b)	$415,769

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
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

Our assets and liabilities measured at fair value on a recurring basis at April 1, 2017 were as follows:

		Fair Value Measurements at April 1, 2017 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at April 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,902	$15,902	$—	$—

Liabilities:
Deferred compensation	$1,874	$—	$1,874	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

M.	Fair Value Measurements and Financial Instruments (continued)
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 were as follows:

		Fair Value Measurements at December 31, 2016 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,492	$15,492	$—	$—

Liabilities:
Deferred compensation	$1,837	$—	$1,837	$—
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	April 1, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$100,000	$100,000	$67,000	$67,000
Senior unsecured notes	18,000	18,408	18,000	18,509
Term loans, noncurrent	9,135	11,372	7,623	9,854
Total	$127,135	$129,780	$92,623	$95,363

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
April 1, 2017
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

	Three Months Ended
	April 1, 2017	April 2, 2016	Percentage Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	69.3	68.1	1.2
Selling	18.4	18.9	(.5)
General and administrative	8.7	9.5	(.8)
Depreciation and amortization	6.4	6.3	.1
Gain on sale of assets, net	(.5)	—	(.5)

Loss from operations	(2.3)	(2.8)	.5

Other income (expense):
Interest expense	(.6)	(.5)	(.1)
Interest income	—	—	—
Other, net	(.4)	(.3)	(.1)

Loss before income taxes	(3.3)	(3.6)	.3

Income tax benefits	(1.3)	(1.3)	—

Net loss	(2.0)%	(2.3)%	.3%

Index

First Quarter—Three Months Ended April 1, 2017 Compared to Three Months Ended April 2, 2016

Our results of operations for the three months ended April 1, 2017 compared to the three months ended April 2, 2016 follows:

	Three Months Ended
	April 1, 2017	April 2, 2016	Change	Percentage Change
Revenues	$192,813	$180,833	$11,980	6.6%

Costs and expenses:
Operating	133,659	123,173	10,486	8.5
Selling	35,534	34,330	1,204	3.5
General and administrative	16,747	17,139	(392)	(2.3)
Depreciation and amortization	12,190	11,341	849	7.5
Gain on sale of assets, net	(975)	(30)	(945)	nm
	197,155	185,953	11,202	6.0

Loss from operations	(4,342)	(5,120)	778	(15.2)
Other income (expense):
Interest expense	(1,257)	(965)	(292)	30.3
Interest income	70	68	2	2.9
Other, net	(792)	(599)	(193)	32.2
Loss before income taxes	(6,321)	(6,616)	295	(4.5)

Income tax benefits	(2,434)	(2,428)	(6)	.2

Net loss	$(3,887)	$(4,188)	$301	(7.2)%

nm--not meaningful

Revenues--Revenues of $192,813 increased $11,980 compared with $180,833 in the first quarter 2016. Utility increased $12,450 or 12.4% compared with the first quarter 2016. The increase is attributable to increased work year-over-year on existing accounts as well as new accounts and increased productivity which offset lost contracts and delays on other accounts. Residential and Commercial decreased $747 or .9% compared with the first quarter 2016. Decreases in snow removal revenue were partially offset by an increase in tree surgery revenue. Total revenues of $192,813 include an increase of production incentive revenue, recognized under the completed-performance method, of $22 during the first quarter 2017 compared with an increase of $291 during the first quarter 2016.

Operating Expenses--Operating expenses of $133,659 increased $10,486 compared with the first quarter 2016 and, as a percentage of revenues, increased 1.2% to 69.3%. Utility increased $10,207 or 13.5% compared with the first quarter 2016 and, as a percentage of revenues, increased .9% to 76.6%. Increases in labor expenses, fuel expense, subcontractor expense and material expense were partially offset by decreases in equipment maintenance expense. Residential and Commercial decreased $164 or .4% compared with the first quarter 2016 but, as a percentage of revenues, increased .2% to 58.5%. Decreases in subcontractor expense, tools and parts and chemical expense were partially offset by increases in labor expenses, fuel expense and material expense.

Fuel costs of $5,611 increased $1,250, or 28.7%, from the $4,361 incurred in the first quarter 2016 and impacted operating expenses within all segments. The $1,250 increase included price increases approximating $1,096 and usage increases approximating $154.

Index

Selling Expenses--Selling expenses of $35,534 increased $1,204 compared with the first quarter 2016 but as a percentage of revenues decreased .5% to 18.4%. Utility increased $484 or 4.2% over the first quarter 2016 but as a percentage of revenues decreased .9% to 10.6%. Increases in field management wages and incentive expense were partially offset by decreases in travel and living expenses. Residential and Commercial increased $819 or 3.5% over the first quarter 2016 and, as a percentage of revenues increased 1.3% to 30.7%. Increases in field management wages and incentive expense, office support wages and benefits were partially offset by decreases in advertising, computer and relocation expenses.

General and Administrative Expenses--General and administrative expenses of $16,747 decreased $392 from $17,139 in the first quarter 2016. Decreases in travel expense, office rent and office expense were partially offset by increases in salaries expense and professional services.

Depreciation and Amortization Expense--Depreciation and amortization expense of $12,190 increased $849 from $11,341 in the first quarter of 2016.  The increase is attributable to capital expenditures necessary to support the business and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $975 for the first quarter 2017 increased $945 from the $30 gain in the first quarter 2016 due to higher average sales prices on more units sold as compared to the first quarter 2016.

Interest Expense--Interest expense of $1,257 increased $292 from the $965 incurred in the first quarter 2016. The increase is attributable to higher interest rates, higher-average debt levels necessary to fund operations, and capital expenditures during the first quarter of 2017, as compared with the first quarter of 2016.

Other, Net--Other, net, of $792 increased $193 from the $599 incurred in the first quarter 2016 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Tax Benefits--Income tax benefits for the first quarter 2017 were $2,434, as compared to $2,428 for the first quarter 2016. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the three months ended April 1, 2017 is estimated to approximate 38.5%. Our annual effective tax rate for the three months ended April 2, 2016 was estimated at 39.7%.

Net Loss--Net loss of $3,887 for the first quarter 2017 was $301 less than the $4,188 experienced in the first quarter 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the three months ended April 1, 2017 and April 2, 2016 follow:

	Three Months Ended
	2017	2016
Cash provided by (used in):
Operating activities	$(4,157)	$(4,909)
Investing activities	(28,772)	(26,011)
Financing activities	32,565	26,999
Decrease in cash	$(364)	$(3,921)

Index

Cash Provided By Operating Activities--Cash used in operating activities was $4,157 for the first three months of 2017, or $752 less than the $4,909 used in the first three months of 2016. The $752 increase in operating cash flow was primarily attributable to an increase of $849 in depreciation and amortization, $7,465 more cash provided by accounts receivable, a $301 decrease in net loss, and a $8,248 increase in cash used for operating assets and liabilities, excluding accounts receivable.

Overall, accounts receivable decreased $1,771 during the first three months of 2017, as compared to the increase of $5,694 during the first three months of 2016. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2017 increased five days to 68 days, as compared to the end of the first three months of 2016. The DSO at April 2, 2016 was 63 days.

Operating liabilities decreased $8,695 in the first three months of 2017, or $6,018 more than the $2,677 decrease in the first three months of 2016. Accounts payable and accrued expenses decreased $12,547 during the first three months of 2017 as compared with a decrease of $6,333 for the first three months of 2016. Decreases in advance payments from customers, trade payables and employee compensation accruals were partially offset by increases in group insurance accruals and non-income taxes payable. Self-insurance accruals increased $3,852 in the first three months of 2017, which was $196 more than the increase of $3,656 experienced in the first three months of 2016. The increase occurred within our general liability and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, decreased $5,078 for the first three months of 2017 as compared with a decrease of $2,407 for the first three months of 2016, with the $2,671 net change related primarily to increases in tax deposits and pension and post-retirement benefits.

Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2017 was $28,772, or $2,761 more than the $26,011 used during the first three months of 2016. An increase in the purchase of businesses was partially offset by reductions in capital expenditures for equipment, land and buildings and an increase in proceeds from sale of assets.

Cash Provided By Financing Activities--Cash provided by financing activities of $32,565 increased $5,566 during the first three months of 2017 as compared with $26,999 of cash provided during the first three months of 2016. During the first three months of 2017, our revolving credit facility provided $33,000 in cash as compared with $27,000 provided during the first three months of 2016. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments of notes payable used $3,123 during the first three months of 2017, a change of $954 when compared to the $2,169 used in the first three months of 2016. Treasury share transactions (purchases and sales) provided $3,338 for the first three months of 2017, $506 more than the $2,832 provided in the first three months of 2016, and included $138 of cash received from our common share subscriptions. Dividends paid of $650 during the first three months of 2017 decreased $14 as compared with $664 paid in the first three months of 2016.

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

As of April 1, 2017, we had unused commitments under the facility approximating $70,929, with $104,071 committed, consisting of borrowings of $100,000 and issued letters of credit of $4,071.

Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's

Index

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

As of April 1, 2017, we had issued letters of credit of $58,150 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of April 1, 2017--to the bank in exchange for the bank issuing LCs.

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

The agreements underlying the AR securitization program contain various customary representations and warranties, covenants, and default provisions which provide for the termination and acceleration of the commitments under the AR securitization program in circumstances including, but not limited to, failure to make payments when due, breach of a representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Index

Contractual Obligations Summary and Commercial Commitments

The following summarizes our long-term contractual obligations, as of April 1, 2017, to make future payments for the periods indicated:

		Nine Months Ending December 31, 2017
			Year Ending December 31,
Description	Total		2018	2019	2020	2021	Thereafter
Revolving credit facility	$100,000	$—	$100,000	$—	$—	$—	$—
Senior unsecured notes	24,000	6,000	6,000	6,000	6,000	—	—
Term loans	15,812	8,616	1,891	886	4,419	—	—
Capital lease obligations	2,658	686	694	668	584	26	—
Operating lease obligations	17,544	4,776	4,559	3,380	2,398	1,165	1,266
Self-insurance accruals	66,780	17,499	14,825	9,639	5,399	2,792	16,626
Purchase obligations	13,852	13,852	—	—	—	—	—
Other liabilities	20,070	1,406	1,790	1,817	1,959	1,928	11,170
	$260,716	$52,835	$129,759	$22,390	$20,759	$5,911	$29,062

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable for goods and services that we have negotiated for delivery as of April 1, 2017. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of April 1, 2017, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of April 1, 2017, total commitments related to issued letters of credit were $64,221, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization program, and $2,000 were issued under short-term lines of credit. As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the Revolving Credit Facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2017 through 2023. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At April 1, 2017, we had working capital of $76,132, and short-term lines of credit approximating $7,125 and $70,929 available under our revolving credit facility.

We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for at least the next twelve months and for the reasonably foreseeable future.

Index

Recent Accounting Guidance
Accounting Standards Adopted in 2017
Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting--In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” with the objective to simplify several aspects of the accounting for share-based payment transactions, including: the income tax consequences; classification of awards as either equity or liabilities; classification of certain items on the statement of cash flows; and, accounting for forfeitures. ASU 2016-09 became effective for Davey Tree on January 1, 2017 and we elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated condensed balance sheet was a cumulative-effect adjustment of $162, increasing opening retained earnings and decreasing additional paid-in capital.

Accounting Standards Not Yet Adopted
Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment--In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350),” which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test which required entities to fair value their assets and liabilities using procedures that would be followed in an assumed business combination to arrive at the impairment charge. Under ASU 2017-04, the goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or interim periods beginning after December 15, 2019, which for Davey Tree is January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company intends to early adopt ASU 2017-04 during the fourth quarter 2017 and does not expect the adoption to have a material effect on the Company’s consolidated financial statements or related disclosures.

Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)--In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on how cash receipts and cash payments related to eight specific cash flow issues are presented and classified in the statement of cash flows, with the objective of reducing the existing diversity in practice. The update is effective for annual periods beginning after December 15, 2017, which for Davey Tree would be January 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs will be included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost will be presented separately outside of income from operations. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, which for Davey Tree is January 1, 2018. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

Index

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance.
The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced information to be presented in the financial statements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
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

The effective date and the transition requirements for the Updates are the same as the effective date of Topic 606 ASU 2015-14, which becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB also affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the original effective date, which for Davey Tree would be the first quarter 2017. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems.
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

Index

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2016, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

•	Our business, other than tree services to utility customers, is highly seasonal and weather dependent.

•	Various economic factors may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable.

•	Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part II - Item 1A. Risk Factors." of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2016 in “Part I - Item 1A. Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

During the quarter ended April 1, 2017, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2016.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Various economic factors may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. That may make it difficult to estimate our customers' requirements for our services and, therefore, add uncertainty to customer demand. Various economic factors and customers' confidence in future economic conditions may cause a reduction in our customers' spending for our services and may also impact the ability of our customers to pay amounts owed, which could reduce our cash flow and adversely impact our debt or equity financing. These events could have a material adverse effect on our operations and our ability to grow at historical levels.

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
We derive approximately 51% of our total annual revenues from our Utility segment, including approximately 12% of our total annual revenues from Pacific Gas & Electric Company. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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

Index

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

We cannot predict the impact that the policies regarding changing climate conditions, including legal, regulatory and social responses thereto, may have on our business.
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

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2017
January 1 to January 28	305	$33.90	n/a	n/a
January 29 to February 25	274	33.90	n/a	n/a
February 26 to April 1	58,939	35.20	n/a	n/a
Total First Quarter	59,518	35.19

Total Year-to-Date	59,518	$35.19

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

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	May 3, 2017		Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 3, 2017	By:	/s/ Thea R. Sears
Thea R. Sears
Controller
(Principal Accounting Officer)

Index

Exhibit Index

Exhibit No.	Description

10.1 *
Second Amendment to The Davey Tree Expert Company 401KSOP Match Restoration Plan, dated March 3, 2017 (effective as of January 1, 2017) (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith

* Management contract or compensatory plan or arrangement