Form 10-Q
period 2017-07-01
DAVEY TREE EXPERT CO
filed 2017-08-02
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 24,579,989 Common Shares, $1.00 par value, outstanding as of July 28, 2017.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 1, 2017

We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash	$9,683	$9,006
Accounts receivable, net	157,555	146,134
Operating supplies	10,878	7,277
Other current assets	9,644	16,356
Total current assets	187,760	178,773

Property and equipment	608,435	588,650
Less accumulated depreciation	409,677	409,214
	198,758	179,436

Other assets	32,299	31,354
Identified intangible assets and goodwill, net	41,355	34,376
	$460,172	$423,939
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,507	$41,283
Accrued expenses	37,622	37,659
Other current liabilities	33,071	39,963
Total current liabilities	109,200	118,905

Long-term debt	129,296	92,290
Self-insurance accruals	44,955	39,746
Other noncurrent liabilities	19,552	20,819
	303,003	271,760
Common shareholders' equity:*

Common shares, $1.00 par value, per share; 48,000 shares authorized; 42,914 shares issued and outstanding before deducting treasury shares as of July 1, 2017 and December 31, 2016	42,914	42,914
Additional paid-in capital	7,899	2,429
Common shares subscribed, unissued	7,920	8,209
Retained earnings	299,521	290,292
Accumulated other comprehensive loss	(10,645)	(12,162)
	347,609	331,682
Less: Cost of common shares held in treasury; 18,336 shares at July 1, 2017 and 17,990 shares at December 31, 2016	187,888	176,530
Common shares subscription receivable	2,552	2,973

	157,169	152,179
	$460,172	$423,939

* Adjusted for two-for-one stock split

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$245,037	$224,763	$437,850	$405,596

Costs and expenses:
Operating	151,525	137,132	285,184	260,305
Selling	40,816	36,859	76,350	71,189
General and administrative	15,560	14,675	32,307	31,814
Depreciation and amortization	13,000	12,290	25,190	23,631
Gain on sale of assets, net	(1,176)	(479)	(2,151)	(509)
	219,725	200,477	416,880	386,430

Income from operations	25,312	24,286	20,970	19,166

Other income (expense):
Interest expense	(1,072)	(1,062)	(2,329)	(2,027)
Interest income	73	60	143	128
Other, net	(992)	(1,156)	(1,784)	(1,755)

Income before income taxes	23,321	22,128	17,000	15,512

Income taxes	9,098	8,819	6,664	6,391

Net income	$14,223	$13,309	$10,336	$9,121

Net income per share:*
Basic	$.57	$.52	$.41	$.35
Diluted	$.55	$.50	$.40	$.34

Weighted-average shares outstanding:*
Basic	24,998	25,740	24,984	25,958
Diluted	25,985	26,698	25,998	26,968

Dividends declared per share*	$.025	$.025	$.050	$.050

* Adjusted for two-for-one stock split

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$14,223	$13,309	$10,336	$9,121
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	881	245	1,203	1,997
Adjustments to defined benefit pension plans:
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	147	146	294	508
Prior service cost	10	—	20	—
Defined benefit pension plan adjustments	157	146	314	508

Other comprehensive income, net of tax	1,038	391	1,517	2,505

Comprehensive income	$15,261	$13,700	$11,853	$11,626

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 1, 2017	July 2, 2016
Operating activities
Net income	$10,336	$9,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,190	23,631
Other	(909)	1,135
Changes in operating assets and liabilities:
Accounts receivable	(9,662)	(20,816)
Operating liabilities	1,123	570
Other, net	1,589	4,993
	17,331	9,513
Net cash provided by operating activities	27,667	18,634

Investing activities
Capital expenditures:
Equipment	(37,858)	(36,373)
Land and building	(2,992)	(1,463)
Purchases of businesses, net of cash acquired	(7,452)	(3,497)
Other	2,667	671
Net cash used in investing activities	(45,635)	(40,662)

Financing activities
Revolving credit facility proceeds, net	35,500	31,500
Purchase of common shares for treasury	(17,002)	(11,627)
Sale of common shares from treasury	10,136	8,155
Dividends	(1,268)	(1,314)
Payments of notes payable	(8,721)	(7,350)
Net cash provided by financing activities	18,645	19,364

Increase/(decrease) in cash	677	(2,664)

Cash, beginning of period	9,006	16,030
Cash, end of period	$9,683	$13,366

Supplemental cash flow information follows:
Interest paid	$2,480	$1,035
Income taxes paid	3,179	505

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
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
Per Common Share Information--All common share and per share data have been retroactively adjusted to recognize a two-for-one stock split of our common shares effective June 1, 2017.
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
July 1, 2017
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
Accounting Standards Not Yet Adopted

Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting--In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on which changes in the terms or conditions of a share-based payment award require modification accounting under Topic 718. Modification accounting is required for changes in terms or conditions unless the fair value, vesting condition and classification of the modified award is the same as the original award. The update is effective for annual and interim periods beginning after December 15, 2017, which for Davey Tree would be January 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.
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
July 1, 2017
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
Management has assembled an internal project team and is analyzing contracts with our customers covering the significant streams of the Company’s annual revenues under the provisions of the new standard. The analysis of contracts with customers is time-consuming given the unique nature of the individual contracts with our customers and is expected to be completed in the near future.  While the full impact of adopting the standard is not currently known, the Company currently has identified certain impacts related to the recognition of certain variable, incentive-based components of contracts related to the timing of revenue recognition. The Company is continuing to assess all other aspects of the standard and the identification of other accounting impacts is possible.  The Company has evaluated the disclosure requirements under the standard and is in the process of implementing

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
necessary changes to our systems, policies and the related internal controls as a result. We plan to adopt ASU 2014-09 using the modified retrospective approach effective January 1, 2018.

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
Due to the seasonality of our business, our operating results for the six months ended July 1, 2017 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2017. Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	July 1, 2017	December 31, 2016
Accounts receivable	$126,751	$128,202
Receivables under contractual arrangements	34,293	21,541
	161,044	149,743
Less allowances for doubtful accounts	3,489	3,609
Accounts receivable, net	$157,555	$146,134

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)
The following items comprise the amounts included in the balance sheets:

Other current assets	July 1, 2017	December 31, 2016
Refundable income taxes	$94	$548
Prepaid expense	9,251	14,493
Other	299	1,315
Total	$9,644	$16,356

Accrued expenses	July 1, 2017	December 31, 2016
Employee compensation	$14,189	$18,438
Accrued compensated absences	9,663	9,215
Self-insured medical claims	5,428	2,961
Income tax payable	3,744	953
Customer advances, deposits	756	2,997
Taxes, other than income	2,431	2,166
Other	1,411	929
Total	$37,622	$37,659

D.	Business Combinations
Our investment in businesses during the first six months of 2017 was $10,877, including debt issued, in the form of notes payable to the sellers, of $3,099, and have been included in our residential and commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the six months ended July 2, 2016, our investment in businesses was $4,170, with liabilities assumed of $98 and $575 debt issued.

In March 2017, the Company acquired all of the outstanding common stock of Arborguard Tree Specialists Inc. (“Arborguard”), a residential and commercial tree care company, and certain assets of TTS&G, LLC, a leasing company related to Arborguard, for $7,200 in cash, with liabilities assumed of $1,416 and debt issued of $2,724. Arborguard’s revenue for the year ended February 28, 2017 was approximately $10,711.

The acquisition of Arborguard was accounted for under the acquisition method of accounting. The entire purchase price allocation for Arborguard is preliminary. At July 1, 2017, the fair values of the assets acquired and liabilities assumed have been preliminarily estimated and the excess consideration of $3,104 has been preliminarily recorded as goodwill pending finalization of the fair value. These preliminary estimates will be revised during the measurement period in 2017 as all pertinent information regarding finalization of the valuations for fixed assets, intangible assets, goodwill (including the amount expected to be deductible for tax purposes), tangible assets, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

D.	Business Combinations (continued)
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

Six Months Ended
July 1, 2017
Detail of acquisitions:
Assets acquired:
Cash	$326
Receivables	1,759
Prepaid expense	128
Equipment	1,904
Deposits and other	129
Finite-lived intangibles	4,566
Goodwill	3,504
Liabilities assumed	(1,439)
Debt issued for purchases of businesses	(3,099)
Cash paid	$7,778

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ending July 1, 2017 was not significant. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the six months ended July 1, 2017 are not material and, accordingly, are not provided.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	July 1, 2017		December 31, 2016
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$21,711	$16,036	$17,822	$15,171
Employment-related	7,389	6,499	7,032	6,386
Tradenames	5,960	5,001	5,634	4,860

Amortized intangible assets	$35,060	$27,536	$30,488	$26,417

Less accumulated amortization	27,536		26,417

Identified intangibles, net	7,524		4,071

Unamortized intangible assets:
Goodwill	33,831		30,305
	$41,355		$34,376

The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2017 follow:

	Balance at January 1, 2017	Acquisitions	Translation and Other Adjustments	Balance at July 1, 2017
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	26,881	3,504	22	30,407
Total	$30,305	$3,504	$22	$33,831

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	July 1, 2017	December 31, 2016
Revolving credit facility
Swing-line borrowings	$7,500	$10,000
LIBOR borrowings	95,000	57,000
	102,500	67,000
Senior unsecured notes	24,000	24,000
Term loans	10,252	16,151
Capital leases	2,620	2,343
	139,372	109,494
Less debt issuance costs	263	333
Less current portion	9,813	16,871
	$129,296	$92,290

Revolving Credit Facility --We have a $175,000 revolving credit facility with a group of banks, which will expire in November 2018 and permits borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $210,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio and a maximum balance-sheet leverage ratio. As of July 1, 2017, we had unused commitments under the facility approximating $68,429, with $106,571 committed, consisting of borrowings of $102,500 and issued letters of credit of $4,071.

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
July 1, 2017
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)
Accounts Receivable Securitization Facility--On May 8, 2017, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one-year period and increase the limit of the facility from $60,000 to $100,000.

As of July 1, 2017, we had issued letters of credit of $58,150 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of July 1, 2017--to the bank in exchange for the bank issuing letters of credit ("LCs").

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

Total Commitments Related to Issued Letters of Credit--As of July 1, 2017, total commitments related to issued letters of credit were $64,221, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization program, and $2,000 were issued under short-term lines of credit. As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

G.	Stock-Based Compensation
Our shareholders approved the 2014 Omnibus Stock Plan (the “2014 Stock Plan”) at our annual meeting of shareholders on May 20, 2014. The 2014 Stock Plan replaced the expired 2004 Omnibus Stock Plan (the “2004 plan”) previously approved by the shareholders in 2004. The 2014 Stock Plan is administered by the Compensation Committee of the Board of Directors and has a term of ten years. All directors of the Company and employees of the Company and its subsidiaries are eligible to participate in the 2014 Stock Plan. The 2014 Stock Plan (similar to the 2004 plan) continues the maintenance of the Employee Stock Purchase Plan, as well as provisions for the grant of stock options and other stock-based incentives. The 2014 Stock Plan provides for the grant of five percent of the number of the Company’s common shares outstanding as of the first day of each fiscal year plus the number of common shares that were available for grant of awards, but not granted, in prior years. In no event, however, may the number of common shares available for the grant of awards in any fiscal year exceed ten percent of the common shares outstanding as of the first day of that fiscal year. Common shares subject to an award that is forfeited, terminated, or canceled without having been exercised are generally added back to the number of shares available for grant under the 2014 Stock Plan.

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and restricted stock units -- included in the results of operations follows:

	Three months ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Compensation expense, all share-based payment plans	$1,462	$678	$2,448	$1,324

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $415 being recognized for the six months ended July 1, 2017 and $337 for the six months ended July 2, 2016.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $395 for the six months ended July 1, 2017 and $270 for the six months ended July 2, 2016.

Stock-Settled Stock Appreciation Rights--During the six months ended July 1, 2017, the Compensation Committee awarded 152,000 stock-settled stock appreciation rights (“SSARs”) to certain management employees, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of July 1, 2017.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	743,662	$2.75
Granted	152,000	3.57
Forfeited	—	—
Vested	(240,546)	2.59
Unvested, July 1, 2017	655,116	$3.00	2.7 years	$1,301	$11,530

Employee SSARs	655,116	$3.00	2.7 years	$1,301	$11,530

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $757 for the six months ended July 1, 2017 and $292 for the six months ended July 2, 2016.

Restricted Stock Units--During the six months ended July 1, 2017, the Compensation Committee awarded 80,350 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes restricted stock units as of July 1, 2017.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	304,958	$13.22
Granted	80,350	17.01
Forfeited	—	—
Vested	(49,964)	11.38

Unvested, July 1, 2017	335,344	$14.40	2.8 years	$2,604	$5,902

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $881 for the six months ended July 1, 2017 and $425 for the six months ended July 2, 2016.

We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	July 1, 2017	July 2, 2016
Volatility rate	10.3%	10.6%
Risk-free interest rate	2.2%	1.8%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	8.9	9.5

General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 1, 2017.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2017	1,599,296	$12.49
Granted	148,500	17.60
Exercised	(74,420)	10.40
Forfeited	(64,574)	12.75
Outstanding, July 1, 2017	1,608,802	$13.05	6.7 years	$7,320

Exercisable, July 1, 2017	869,302	$11.23	5.4 years	$5,537

As of July 1, 2017, there was approximately $1,438 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.3 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, SSARs, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$132	$90	$265	$190
Interest cost on projected benefit obligation	264	310	527	627
Expected return on plan assets	(170)	(276)	(339)	(553)
Settlement loss	—	—	—	453
Amortization of net actuarial loss	238	237	475	480
Amortization of prior service cost	15	—	31	—
Net pension expense of defined benefit pension plans	$479	$361	$959	$1,197

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The effective tax rate for the six months ended July 1, 2017 is estimated to approximate 39.2%.  Our effective tax rate for the six months ended July 2, 2016 was estimated at 41.2%.

At December 31, 2016, we had unrecognized tax benefits of $2,532, of which $2,053 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $107. At July 1, 2017, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2012. As of July 1, 2017, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the six months ended July 1, 2017 and six months ended July 2, 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(5,500)	$(6,662)	$(12,162)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$1,203	$—	$1,203
Amounts reclassified from accumulated other comprehensive income (loss)	—	506	506
Tax effect	—	(192)	(192)
Net of tax amount	1,203	314	1,517
Balance at July 1, 2017	$(4,297)	$(6,348)	$(10,645)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(6,244)	$(7,150)	$(13,394)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$1,997	$—	$1,997
Amounts reclassified from accumulated other comprehensive income (loss)	—	829	829
Tax effect	—	(321)	(321)
Net of tax amount	1,997	508	2,505
Balance at July 2, 2016	$(4,247)	$(6,642)	$(10,889)

The change in defined benefit pension plans of $506 for the six months ended July 1, 2017 and the $829 for the six months ended July 2, 2016 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding
We calculate our basic earnings per share by dividing net income or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of earnings per share. The per share amounts were computed as follows (adjusted for the two-for-one stock split of our common shares effective June 1, 2017):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Income available to common shareholders:
Net income	$14,223	$13,309	$10,336	$9,121

Weighted-average shares:
Basic:
Outstanding	24,797	25,528	24,582	25,534
Partially-paid share subscriptions	201	212	402	424
Basic weighted-average shares	24,998	25,740	24,984	25,958

Diluted:
Basic from above	24,998	25,740	24,984	25,958
Incremental shares from assumed:
Exercise of stock subscription purchase rights	141	136	143	136
Exercise of stock options and awards	846	822	871	874
Diluted weighted-average shares	25,985	26,698	25,998	26,968

Net income per share:
Basic	$.57	$.52	$.41	$.35

Diluted	$.55	$.50	$.40	$.34
Common Shares Outstanding--A summary of the activity of the common shares outstanding for the six months ended July 1, 2017 follows:

Shares outstanding at January 1, 2017	24,923,140
Shares purchased	(942,035)
Shares sold	449,298
Stock subscription offering -- cash purchases	41,781
Options and awards exercised	105,819
(345,137)
Shares outstanding at July 1, 2017	24,578,003

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common Shares Outstanding (continued)

On July 1, 2017, we had 24,578,003 common shares outstanding, employee options exercisable to purchase 869,302 common shares, partially-paid subscriptions for 804,048 common shares and purchase rights outstanding for 319,956 common shares.

Common Stock Split--On May 10, 2017, our Board of Directors declared a two-for-one stock split of our common shares, paid as a stock dividend to shareholders of record as of June 1, 2017. The par value of each common share remains at $1.00. Accordingly, $21,457 was reclassified to the common shares account from additional paid-in capital and shareholders received one additional common share for each common share held.

Stock Subscription Offering--Beginning May 2012, the Company offered to eligible employees and nonemployee directors the right to subscribe to common shares of the Company at $9.85 per share in accordance with the provisions of The Davey Tree Expert Company 2004 Omnibus Stock Plan and the rules of the Compensation Committee of the Company's Board of Directors (collectively, the "plan"). The offering period ended on August 1, 2012 and resulted in the subscription of 1,275,428 common shares for $12,563 at $9.85 per share.

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

All participants in the offering purchasing in excess of $5 of common shares were granted a "right" to purchase one additional common share at a price of $9.85 per share for every three common shares purchased under the plan. As a result of the stock subscription, employees were granted rights to purchase 423,600 common shares. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted. Employees may not exercise a right should they cease to be employed by the Company.

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
July 1, 2017
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

Segment information reconciled to consolidated external reporting information follows:

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended July 1, 2017
Revenues	$112,903	$131,299	$835	$—		$245,037
Income (loss) from operations	4,270	23,837	(1,312)	(1,483)	(a)	25,312
Interest expense				(1,072)		(1,072)
Interest income				73		73
Other income (expense), net				(992)		(992)
Income before income taxes						$23,321
Segment assets, total	$171,472	$202,502	$—	$86,198	(b)	$460,172

Three Months Ended July 2, 2016
Revenues	$105,285	$118,945	$533	$—		$224,763
Income (loss) from operations	5,587	21,226	(980)	(1,547)	(a)	24,286
Interest expense				(1,062)		(1,062)
Interest income				60		60
Other income (expense), net				(1,156)		(1,156)
Income before income taxes						$22,128
Segment assets, total	$159,824	$181,945	$—	$84,375	(b)	$426,144

Six Months Ended July 1, 2017
Revenues	$225,381	$210,886	$1,583	$—		$437,850
Income (loss) from operations	6,928	20,255	(3,887)	(2,326)	(a)	20,970
Interest expense				(2,329)		(2,329)
Interest income				143		143
Other income (expense), net				(1,784)		(1,784)
Income before income taxes						$17,000
Segment assets, total	$171,472	$202,502	$—	$86,198	(b)	$460,172

Six Months Ended July 2, 2016
Revenues	$205,313	$199,279	$1,004	$—		$405,596
Income (loss) from operations	7,061	19,790	(4,086)	(3,599)	(a)	19,166
Interest expense				(2,027)		(2,027)
Interest income				128		128
Other income (expense), net				(1,755)		(1,755)
Income before income taxes						$15,512
Segment assets, total	$159,824	$181,945	$—	$84,375	(b)	$426,144

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
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

Our assets and liabilities measured at fair value on a recurring basis at July 1, 2017 were as follows:

		Fair Value Measurements at July 1, 2017 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at July 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$16,933	$16,933	$—	$—

Liabilities:
Deferred compensation	$1,985	$—	$1,985	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	July 1, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$102,500	$102,500	$67,000	$67,000
Senior unsecured notes	18,000	18,497	18,000	18,509
Term loans, noncurrent	9,060	11,270	7,623	9,854
Total	$129,560	$132,267	$92,623	$95,363

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
July 1, 2017
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

	Three Months Ended			Six Months Ended
	July 1, 2017	July 2, 2016	Percentage Change	July 1, 2017	July 2, 2016	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	61.8	61.0	.8	65.1	64.2	.9
Selling	16.7	16.4	.3	17.4	17.6	(.2)
General and administrative	6.4	6.5	(.1)	7.4	7.8	(.4)
Depreciation and amortization	5.3	5.5	(.2)	5.8	5.8	—
Gain on sale of assets, net	(.5)	(.2)	(.3)	(.5)	(.1)	(.4)

Income from operations	10.3	10.8	(.5)	4.8	4.7	.1

Other income (expense):
Interest expense	(.4)	(.5)	.1	(.5)	(.5)	—
Interest income	—	—	—	—	—	—
Other, net	(.4)	(.5)	.1	(.4)	(.4)	—

Income before income taxes	9.5	9.8	(.3)	3.9	3.8	.1

Income taxes	3.7	3.9	(.2)	1.5	1.6	(.1)

Net income	5.8%	5.9%	(.1)%	2.4%	2.2%	.2%

Index

Second Quarter—Three Months Ended July 1, 2017 Compared to Three Months Ended July 2, 2016

Our results of operations for the three months ended July 1, 2017 compared to the three months ended July 2, 2016 follows:

	Three Months Ended
	July 1, 2017	July 2, 2016	Change	Percentage Change
Revenues	$245,037	$224,763	$20,274	9.0%

Costs and expenses:
Operating	151,525	137,132	14,393	10.5
Selling	40,816	36,859	3,957	10.7
General and administrative	15,560	14,675	885	6.0
Depreciation and amortization	13,000	12,290	710	5.8
Gain on sale of assets, net	(1,176)	(479)	(697)	nm
	219,725	200,477	19,248	9.6

Income from operations	25,312	24,286	1,026	4.2
Other income (expense):
Interest expense	(1,072)	(1,062)	(10)	.9
Interest income	73	60	13	21.7
Other, net	(992)	(1,156)	164	(14.2)
Income before income taxes	23,321	22,128	1,193	5.4

Income taxes	9,098	8,819	279	3.2

Net income	$14,223	$13,309	$914	6.9%

nm--not meaningful

Revenues--Revenues of $245,037 increased $20,274 compared with $224,763 in the second quarter 2016. Utility increased $7,618 or 7.2% compared with the second quarter 2016. The increase is attributable to increased work year-over-year on existing accounts as well as new accounts and increased productivity which offset lost contracts and delays on other accounts. Residential and Commercial increased $12,354 or 10.4% compared with the second quarter 2016. Increases in tree surgery, spraying and pest management were partially offset by a decrease in mowing and landscape materials. Total revenues of $245,037 include production incentive revenue, recognized under the completed-performance method, of $1,034 during the second quarter 2017 compared with $804 during the second quarter 2016.

Operating Expenses--Operating expenses of $151,525 increased $14,393 compared with the second quarter 2016 and, as a percentage of revenues, increased .8% to 61.8%. Utility increased $7,480 or 9.7% compared with the second quarter 2016 and, as a percentage of revenues, increased 1.7% to 75.1%. Increases in labor expenses, fuel expense, subcontractor expense, mileage, crew sustenance and insurance expense were partially offset by decreases in equipment maintenance expense. Residential and Commercial increased $5,871 or 9.9% compared with the second quarter 2016 but, as a percentage of revenues, decreased .3% to 49.4%. Increases in labor expense, subcontractor expense, material, insurance, fuel, and equipment expense were the largest contributors to the increase.

Fuel costs of $6,712 increased $938, or 16.2%, from the $5,774 incurred in the second quarter 2016 and impacted operating expenses within all segments. The $938 increase included price increases approximating $730 and usage increases approximating $208.

Index

Selling Expenses--Selling expenses of $40,816 increased $3,957 compared with the second quarter 2016 and as a percentage of revenues increased .3% to 16.7%. Utility increased $1,249 or 11.6% over the second quarter 2016 and as a percentage of revenues increased .4% to 10.6%. Increases in field management wages and incentive expense and communication expense were partially offset by decreases in employee development expense. Residential and Commercial increased $3,040 or 11.3% over the second quarter 2016 and, as a percentage of revenues increased .2% to 22.9%. Increases in field management wages and incentive expense, office support wages and benefits, office rent, and marketing expense were the largest contributors to the increase.

General and Administrative Expenses--General and administrative expenses of $15,560 increased $885 from $14,675 in the second quarter 2016. Increases in salaries expense, professional services, and computer expense were partially offset by decreases in insurance expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $13,000 increased $710 from $12,290 in the second quarter of 2016.  The increase is attributable to capital expenditures necessary to support the business and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,176 for the second quarter 2017 increased $697 from the $479 gain in the second quarter 2016 due to higher average sales prices on more units sold as compared to the second quarter 2016.

Interest Expense--Interest expense of $1,072 increased $10 from the $1,062 incurred in the second quarter 2016. The increase is attributable to higher interest rates and higher-average debt levels necessary to fund operations, and capital expenditures during the second quarter of 2017, as compared with the second quarter of 2016.

Other, Net--Other, net, of $992 decreased $164 from the $1,156 incurred in the second quarter 2016 and consisted of nonoperating income and expense, including foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the second quarter 2017 was $9,098, as compared to $8,819 for the second quarter 2016. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the three months ended July 1, 2017 is estimated to approximate 39.2%. Our annual effective tax rate for the three months ended July 2, 2016 was estimated at 41.2%.

Net Income--Net income of $14,223 for the second quarter 2017 was $914 more than the $13,309 experienced in the second quarter 2016.

Index

First Half—Six Months Ended July 1, 2017 Compared to Six Months Ended July 2, 2016

Our results of operations for the six months ended July 1, 2017 compared to the six months ended July 2, 2016 follows:

	Six Months Ended
	July 1, 2017	July 2, 2016	Change	Percentage Change
Revenues	$437,850	$405,596	$32,254	8.0%

Costs and expenses:
Operating	285,184	260,305	24,879	9.6
Selling	76,350	71,189	5,161	7.2
General and administrative	32,307	31,814	493	1.5
Depreciation and amortization	25,190	23,631	1,559	6.6
Gain on sale of assets, net	(2,151)	(509)	(1,642)	nm
	416,880	386,430	30,450	7.9

Income from operations	20,970	19,166	1,804	9.4
Other income (expense):
Interest expense	(2,329)	(2,027)	(302)	14.9
Interest income	143	128	15	11.7
Other, net	(1,784)	(1,755)	(29)	1.7
Income before income taxes	17,000	15,512	1,488	9.6

Income taxes	6,664	6,391	273	4.3

Net income	$10,336	$9,121	$1,215	13.3%

nm--not meaningful

Revenues--Revenues of $437,850 increased $32,254 compared with $405,596 in the first half of 2016. Utility Services increased $20,068 or 9.8% compared with the first half of 2016. The increase is attributable to increased work year-over-year on existing accounts as well as new accounts and increased productivity which offset lost contracts and delays on other accounts. Residential and Commercial Services increased $11,607 or 5.8% from the first half of 2016. Increases in tree surgery, spraying and pest management were partially offset by decreases in snow removal and mowing revenues. Total revenues of $437,850 include production incentive revenue, recognized under the completed-performance method, of $1,056 during the first half of 2017 compared with $1,095 during the first half of 2016.

Operating Expenses--Operating expenses of $285,184 increased $24,879 compared with the first half of 2016 and, as a percentage of revenues, increased .9% to 65.1%. Utility Services increased $17,687 or 11.6% compared with the first half of 2016 and, as a percentage of revenue increased 1.2% to 75.8%. Increases in labor expense, fuel, subcontractor expense, crew expense and insurance were partially offset by decreases in material, equipment maintenance expense and tool and saw expense. Residential and Commercial Services increased $5,707 or 5.4% compared with the first half of 2016 and, as a percentage of revenue decreased .3% to 52.9%. Increases in labor expense, equipment maintenance expense, materials expense and insurance expense were partially offset by reductions in subcontractor expense.

Fuel costs of $12,323 increased $2,188, or 21.6%, from the $10,135 incurred in the first half of 2016 and impacted operating expenses within all segments. The $2,188 increase included price increases approximating $1,826 and usage increases approximating $362.

Index

Selling Expenses--Selling expenses of $76,350 increased $5,161 compared with the first half of 2016 and, as a percentage of revenues decreased .2% to 17.4%. Utility Services increased $1,733 or 7.8% over the first half of 2016 but, as a percentage of revenue decreased .2% to 10.6%. Increases in field management wages and incentive expense and communication expense were partially offset by decreases in field management travel expense and employee development expense. Residential and Commercial Services experienced an increase of $3,859 or 7.6% over the first half of 2016 and as a percentage of revenue increased .4% to 25.8%. Increases in field management wages and incentive expense, employee development expense, and marketing expenses were the largest contributors to the increase.

General and Administrative Expenses--General and administrative expenses of $32,307 decreased $493 from $31,814 in the first half of 2016. Decreases in insurance expense were partially offset by increases in salary and incentive expense and professional service expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $25,190 increased $1,559 from $23,631 incurred in the first half of 2016. The increase is attributable to higher capital expenditures necessary to support the business and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,151 for the first half of 2017 increased $1,642 from the $509 gain in the first half of 2016 due to higher-average sales prices on more units sold in the first half of 2017 as compared with the first half of 2016.

Interest Expense--Interest expense of $2,329 increased $302 from the $2,027 incurred in the first half of 2016. The increase is attributable to higher-average debt levels necessary to fund operations, capital expenditures and purchases of businesses during the first six months of 2017, as compared with the first six months of 2016.

Other, Net--Other, net, of $1,784 increased $29 from the $1,755 incurred in the first half of 2016 and consisted of nonoperating income and expense, including foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first half of 2017 was $6,664, as compared to $6,391 for the first half of 2016. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 effective tax rate for the first half of 2017 is estimated to approximate 39.2%. Our effective tax rate for the first half of 2016 was 41.2%.

Net Income--Net income of $10,336 for the first half of 2017 was $1,215 more than the $9,121 experienced in the first half of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the six months ended July 1, 2017 and July 2, 2016 follow:

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash provided by (used in):
Operating activities	$27,667	$18,634
Investing activities	(45,635)	(40,662)
Financing activities	18,645	19,364
Increase (decrease) in cash	$677	$(2,664)

Index

Cash Provided By Operating Activities--Cash provided by operating activities was $27,667 for the first six months of 2017, or $9,033 more than the $18,634 provided in the first six months of 2016. The $9,033 increase in operating cash flow was primarily attributable to an increase of $1,559 in depreciation and amortization, $11,154 less cash used by accounts receivable, a $1,215 increase in net income, and a $2,851 decrease in cash provided by operating assets and liabilities, excluding accounts receivable.

Overall, accounts receivable increased $9,662 during the first six months of 2017, as compared to the increase of $20,816 during the first six months of 2016. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2017 increased two days to 59 days, as compared to the end of the first six months of 2016. The DSO at July 2, 2016 was 57 days.

Operating liabilities increased $1,123 in the first six months of 2017, or $553 more than the $570 increase in the first six months of 2016. Accounts payable and accrued expenses decreased $4,252 during the first six months of 2017 as compared with a decrease of $6,375 for the first six months of 2016. Decreases in advance payments from customers, trade payables and employee compensation accruals were partially offset by increases in self insurance accruals and non-income taxes payable. Self-insurance accruals increased $5,375 in the first six months of 2017, which was $1,570 more than the increase of $6,945 experienced in the first six months of 2016. The increase occurred within our workers' compensation, general liability and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, increased $1,589 for the first six months of 2017 as compared with an increase of $4,993 for the first six months of 2016, with the $3,404 net change related primarily to an increase in operating supplies, a decrease in income taxes payable, a decrease in deposits and a decrease in pension and post-retirement benefits.

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2017 was $45,635, or $4,973 more than the $40,662 used during the first six months of 2016. An increase in the purchase of businesses and capital expenditures for equipment, land and buildings was partially offset by an increase in proceeds from sale of assets.

Cash Provided By Financing Activities--Cash provided by financing activities of $18,645 decreased $719 during the first six months of 2017 as compared with $19,364 of cash provided during the first six months of 2016. During the first six months of 2017, our revolving credit facility provided $35,500 in cash as compared with $31,500 provided during the first six months of 2016. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments of notes payable used $8,721 during the first six months of 2017, an increase of $1,371 when compared to the $7,350 used in the first six months of 2016. Treasury share transactions (purchases and sales) used $6,866 for the first six months of 2017, $3,394 more than the $3,472 used in the first six months of 2016, and included $421 of cash received from our common share subscriptions. Dividends paid of $1,268 during the first six months of 2017 decreased $46 as compared with $1,314 paid in the first six months of 2016.

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

As of July 1, 2017, we had unused commitments under the facility approximating $68,429, with $106,571 committed, consisting of borrowings of $102,500 and issued letters of credit of $4,071.

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

Accounts Receivable Securitization Facility--On May 8, 2017, the Company amended its accounts receivable securitization facility to extend the scheduled termination date for an additional one-year period and increase the limit of the facility from $60,000 to $100,000.

As of July 1, 2017, we had issued letters of credit of $58,150 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of July 1, 2017--to the bank in exchange for the bank issuing letters of credit ("LCs").

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

Index

Contractual Obligations Summary and Commercial Commitments

The following summarizes our long-term contractual obligations, as of July 1, 2017, to make future payments for the periods indicated:

		Six Months Ending December 31, 2017
			Year Ending December 31,
Description	Total		2018	2019	2020	2021	Thereafter
Revolving credit facility	$102,500	$—	$102,500	$—	$—	$—	$—
Senior unsecured notes	24,000	6,000	6,000	6,000	6,000	—	—
Term loans	10,252	3,127	1,859	889	4,377	—	—
Capital lease obligations	2,620	686	694	664	552	24	—
Operating lease obligations	15,952	3,184	4,559	3,380	2,398	1,165	1,266
Self-insurance accruals	68,213	13,686	18,162	12,570	7,828	4,256	11,711
Purchase obligations	10,656	10,656	—	—	—	—	—
Other liabilities	19,553	1,434	1,433	1,467	2,018	2,389	10,812
	$253,746	$38,773	$135,207	$24,970	$23,173	$7,834	$23,789

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable for goods and services that we have negotiated for delivery as of July 1, 2017. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of July 1, 2017, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of July 1, 2017, total commitments related to issued letters of credit were $64,221, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization program, and $2,000 were issued under short-term lines of credit. As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the Revolving Credit Facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2017 through 2023. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At July 1, 2017, we had working capital of $78,560, and short-term lines of credit approximating $7,158 and $68,429 available under our revolving credit facility.

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

Accounting Standards Not Yet Adopted
Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting--In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on which changes in the terms or conditions of a share-based payment award require modification accounting under Topic 718. Modification accounting is required for changes in terms or conditions unless the fair value, vesting condition and classification of the modified award is the same as the original award. The update is effective for annual and interim periods beginning after December 15, 2017, which for Davey Tree would be January 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.
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

Index

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
Management has assembled an internal project team and is analyzing contracts with our customers covering the significant streams of the Company’s annual revenues under the provisions of the new standard. The analysis of contracts with customers is time-consuming given the unique nature of the individual contracts with our customers and is expected to be completed in the near future.  While the full impact of adopting the standard is not currently known, the Company currently has identified certain impacts related to the recognition of certain

Index

variable, incentive-based components of contracts related to the timing of revenue recognition. The Company is continuing to assess all other aspects of the standard and the identification of other accounting impacts is possible.  The Company has evaluated the disclosure requirements under the standard and is in the process of implementing necessary changes to our systems, policies and the related internal controls as a result. We plan to adopt ASU 2014-09 using the modified retrospective approach effective January 1, 2018.

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

Index

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

During the quarter ended July 1, 2017, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2016.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot predict the impact, if any, that changing climate conditions will have on us or our customers. However, it is possible that the legal, regulatory and social responses to real or perceived climate change could have a negative effect on our results of operations or our financial condition.

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

The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2017. The numbers in the following table have been adjusted for a two-for-one stock split, effected in the form of a 100% stock dividend paid on June 15, 2017 to shareholders of record at the close of business on June 1, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2017
January 1 to January 28	610	$16.95	n/a	n/a
January 29 to February 25	548	16.95	n/a	n/a
February 26 to April 1	117,878	17.60	n/a	n/a
Total First Quarter	119,036	17.59

April 2 to April 29	270,158	17.60	n/a	n/a
April 30 to May 27	434,290	17.60	—	200,000
May 28 to July 1	118,551	17.60	—	200,000
Total Second Quarter	822,999	17.60

Total Year-to-Date	942,035	$17.60

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

At the Annual Meeting of Shareholders of the Company held on May 16, 2017, the shareholders of the Company approved proposals to amend the Company's Articles of Incorporation to (i) expand the Company's current right of first refusal with respect to proposed transfers of shares of the Company's common shares, (ii) clarify provisions regarding when the Company may provide notice of its decision to exercise its right of first refusal

Index

with respect to proposed transfers of common shares by the estate or personal representative of a deceased shareholder, and (iii) grant the Company a right to repurchase common shares held by certain shareholders of the Company.

On May 10, 2017, the Board of Directors of the Company adopted a policy regarding the Company's exercise of the repurchase right granted to the Company through amendments to the Company's Articles of Incorporation, as approved by shareholders on May 16, 2017.

Until further action by the Board, it will be the policy of the Company not to exercise its repurchase rights under the amended Articles with respect to shares of the Company's common shares held by current and retired employees and current and former directors of the Company (subject to exceptions set forth in the policy) (collectively, "Active Shareholders"), their spouses, their first-generation descendants and trusts established exclusively for their benefit.

Until further action by the Board, it will also be the policy of the Company not to exercise its rights under the amended Articles to repurchase shares of the Company's common shares proposed to be transferred by an Active Shareholder to his or her spouse, a first-generation descendant, or a trust established exclusively for the benefit of one or more of an Active Shareholder, his or her spouse and first-generation descendants of an Active Shareholder, or upon the death of an Active Shareholder, such transfers from the estate or personal representative of a deceased Active Shareholder. [The Board may suspend, change or discontinue the policy at any time without prior notice.]

On May 17, 2017, in accordance with the amendments to the Articles approved by the Company's shareholders at the Annual Meeting, the Company's Board of Directors authorized the Company to repurchase up to 100,000 common shares. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued form time ot time without prior notice. The repurchase program does not have an expiration date.

Item 6.	Exhibits.

See Exhibit Index page below.

Index

Exhibit Index

Exhibit No.	Description

3.1
2017 Amended Articles of Incorporation of the Davey Tree Expert Company (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).

3.2
2017 Amended and Restated Regulations of the Davey Tree Expert Company (Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).

10.1
Amendment No. 2 to Receivable Financing Agreement, dated May 8, 2017, between The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2017).

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

99.1
Policy of Implementation of Certain Company Rights Under Article Sixth of the Amended Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	August 2, 2017		Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 2, 2017	By:	/s/ Thea R. Sears
Thea R. Sears
Controller
(Principal Accounting Officer)