Form 10-K/A
period 2016-12-31
DAVEY TREE EXPERT CO
filed 2017-11-21
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Common Shares, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

(Check one):	☐	Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging Growth Company
	☐	Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 24,930,758 Common Shares outstanding as of March 10, 2017. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 2, 2016 was $358,707,925. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III (filed within 120 calendar days of the registrant’s fiscal year end).

EXPLANATORY NOTE

Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends and restates certain items noted below in the Annual Report on Form 10- K of The Davey Tree Expert Company (the “Company”) for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission on March 14, 2017 (the “Original Filing”).

Amendment No. 1 amends the Original Filing to reflect the correction of an error in the previously reported 2014 through 2016 financial statements related to the Company’s reclassification of shares of the Company’s common stock held by the Davey 401KSOP and ESOP Plan as well as common stock distributed from the Davey 401KSOP and ESOP plan, which remains subject to redemption from permanent equity to temporary equity in the mezzanine section of the Company’s consolidated balance sheet. The amendment also gives retroactive effect of the two-for-one stock split effective June 1, 2017.

For ease of reference, revisions to the Original Filing have been made to the following sections:

•	Note Regarding Forward-Looking Statements

•	Part I, Item 1A - Risk Factors

•	Executive Officers of the Company

•	Part II, Item 5 - Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Part II, Item 6 - Selected Financial Data

•	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8 - Financial Statements and Supplementary Data

•	Part II, Item 9A - Controls and Procedures

•	Part IV, Item 15 - Exhibits and Financial Statement Schedules

•	Signatures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

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

▪	A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.

▪	We may be subject to third-party and governmental regulatory claims and litigation that may have an adverse effect on us.

▪	We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

▪	We may encounter difficulties maintaining effective disclosure controls and procedures.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report on Form 10-K/A to conform these statements to actual future results.

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

We may be subject to third-party and governmental regulatory claims and litigation.
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

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of certain of our financial statements.
We are restating our consolidated financial statements for the fiscal year ended December 31, 2016 and for the first and second quarterly periods of 2017 to correct an accounting error in the method historically used by the Company to classify shares of the Company’s common stock held by The Davey 401KSOP and ESOP Plan on the Company’s consolidated balance sheet. For a discussion of this error and the related adjustment, see Note C to the Consolidated Financial Statements of the Company included in this report. In connection with this restatement, we have identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, management has concluded that we did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of December 31, 2016.
As further described in Part II, Item 9A “Controls and Procedures,” we have undertaken steps to remediate our internal control over financial reporting. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, access to capital and perceptions of our creditworthiness may be adversely affected, we may be unable to maintain compliance with securities law and debt instruments regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, we may suffer defaults under our debt instruments, and the valuation of our shares may be impacted.
As a result of the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in our internal control over financial reporting, we have become subject to additional costs and risks, including costs for accounting and legal fees. In addition, the attention of our management team has been diverted by these efforts. We could also be subject to regulatory, shareholder or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting and other costs. In addition, the restatement and related matters could impair our reputation and could cause our customers, lenders, employees, shareholders, insurers, vendors, and other counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, and financial condition.

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

Item 3.  Legal Proceedings.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company.

Our executive officers and their present positions and ages as of November 1, 2017 follow:

Name	Position	Age

Patrick M. Covey	President and Chief Executive Officer	53

Joseph R. Paul, CPA	Executive Vice President, Chief Financial Officer and Secretary	55

Lawrence S. Abernathy	Vice President and General Manager, Davey Tree Surgery Company	67

Christopher J. Bast, CPA, CTP	Vice President and Treasurer	49

Marjorie L. Conner, Esquire	Vice President, Assistant Secretary and Counsel	60

James E. Doyle	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	49

Gregory M. Ina	Executive Vice President, The Davey Institute and Employee Development	46

Dan A. Joy	Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services	60

Brent R. Repenning	Executive Vice President, U.S. Utility and Davey Resource Group	46

Thea R. Sears, CPA	Vice President and Controller	49

James F. Stief	Executive Vice President, U.S. Residential Operations	63

Mark J. Vaughn	Vice President and General Manager, U.S. Northern Utility Operations	63

Mr. Covey was appointed as Chief Executive Officer on March 24, 2017 and has served as President and Chief Operating Officer since March 4, 2016 and as a Director since May 20, 2014. He previously served as President and Chief Operating Officer, U.S. Operations, having been appointed in April 2014, and as Chief Operating Officer, U.S. Operations, having been appointed in February 2012. Prior to that time, Mr. Covey served as Executive Vice President, having been appointed in January 2007, Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005, and Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.

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

Mr. Bast was elected as Vice President in September 2017 and as Treasurer in April 2013, having joined Davey Tree in March 2013. He is a certified public accountant and a certified treasury professional. Prior to joining us, Mr. Bast served in various management positions from 1994 to 2013 at Diebold, Incorporated, a provider of self-service delivery and security systems, including senior director of North America Finance, a director of investor relations and director of treasury. Prior to joining Diebold, Mr. Bast was an auditor with Deloitte LLP, having been associated with that firm since 1991.

Ms. Conner was elected as Vice President in September 2017 and as Assistant Secretary and Counsel in May 1998. Prior to that time, she served as Manager of Legal and Treasury Services.

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

Mr. Ina was elected as Executive Vice President, The Davey Institute and Employee Development in July 2017, having previously served as Vice President and General Manager of Research, Recruiting and Human Resource Development since April 4, 2016 and having previously been elected an officer effective March 4, 2016. Prior to this time, he served as Vice President and General Manager of the Davey Institute, having been appointed in May 2009, and General Manager of the Davey Institute, having been appointed in May 2006. Previously, having joined Davey Tree in 1996, Mr. Ina held various managerial and operational positions in the Davey Institute and Davey Resource Group.

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

Mr. Repenning was elected as Executive Vice President of U.S. Utility and Davey Resource Group in July 2017, having previously served as Senior Vice President of Davey Resource Group and Eastern Utility, since October 2016 and as Vice President and General Manager, Davey Resource Group, since June 2010. Prior to that time, he served as Vice President, Davey Resource Group, having been appointed in October 2009. Previously, having joined Davey Tree in 1994, Mr. Repenning held various managerial and operational positions, including Regional Manager, Production Manager and Supervisor.

Ms. Sears was appointed as Vice President in September 2017 and as Controller effective September 16, 2016 and prior to that, served as Assistant Controller, having been appointed in May 2010. Prior to that time, she served as Manager of Financial Accounting, having been appointed in April 1998, and as Supervisor of Financial Accounting, having been appointed in September 1995.  During her tenure with Davey Tree, Ms. Sears’ responsibilities have included a variety of roles in financial reporting, managerial reporting and operations accounting.  She is a certified public accountant.

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

PART II

Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and, Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note O). These purchases are added to our treasury stock.

Record Holders and Common Shares

On March 10, 2017 we had 3,868 record holders of our common shares.

On March 10, 2017 we had 24,930,758 common shares outstanding and options exercisable to purchase 750,896 common shares, partially-paid subscriptions for 833,440 common shares and purchase rights outstanding for 338,382 common shares.

Dividends

The following table sets forth, for the periods indicated, the dividends declared per common share (in cents):

	Year Ended December 31,
Quarter	2016	2015
1	2.50	2.50
2	2.50	2.50
3	2.50	2.50
4	2.50	2.50
Total	10.00	10.00

We presently expect to pay comparable cash dividends in 2017.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2016. We have given retroactive consideration to the two-for-one stock split of our common shares effective June 1, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2016
January 1 to January 30	1,608	$15.75	n/a	n/a
January 31 to February 27	540	15.75	n/a	n/a
February 28 to April 2	103,498	16.35	n/a	n/a
Total First Quarter	105,646	16.34

April 3 to April 30	204,266	16.35	n/a	n/a
May 1 to May 28	218,716	16.35	n/a	n/a
May 29 to July 2	158,618	16.35	n/a	n/a
Total Second Quarter	581,600	16.35

July 3 to July 30	576	16.35	n/a	n/a
July 31 to August 27	63,218	16.95	n/a	n/a
August 28 to October 1	153,226	16.95	n/a	n/a
Total Third Quarter	217,020	16.95

October 2 to October 29	335,310	16.95	n/a	n/a
October 30 to December 3	168,174	16.95	n/a	n/a
December 4 to December 31	84,332	16.95	n/a	n/a
Total Fourth Quarter	587,816	16.95

Total Year to Date	1,492,082	$16.67

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

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$845,678	$821,904	$789,911	$713,848	$680,153
Costs and expenses:
Operating	541,486	528,899	508,677	462,646	437,332
Selling	152,106	144,234	140,027	120,842	111,578
General and administrative	61,789	59,798	54,970	50,654	48,171
Depreciation	47,284	44,677	40,970	38,231	37,365
Amortization of intangible assets	2,306	2,214	2,070	1,980	1,742
Gain on sale of assets, net	(4,664)	(2,026)	(806)	(1,294)	(1,802)
Income from operations	45,371	44,108	44,003	40,789	45,767
Interest expense	(4,393)	(3,355)	(2,948)	(2,708)	(2,698)
Interest income	255	249	295	311	200
Other expense	(3,989)	(5,744)	(3,050)	(2,827)	(2,611)
Income before income taxes	37,244	35,258	38,300	35,565	40,658
Income taxes	14,960	13,460	15,131	12,712	16,063
Net income	$22,284	$21,798	$23,169	$22,853	$24,595
Earnings per share--diluted *	$.82	$.78	$.81	$.79	$.84
Shares used for computing per share amounts--diluted *	27,247	27,955	28,477	29,205	29,218

Other Financial Data:
Depreciation and amortization	$49,590	$46,891	$43,040	$40,211	$39,107
Capital expenditures	56,646	56,047	55,731	45,205	29,734
Cash flow provided by (used in):
Operating activities	55,370	62,689	49,279	56,310	43,936
Investing activities	(54,808)	(56,046)	(64,060)	(43,205)	(31,179)
Financing activities	(7,721)	(7,140)	17,335	(16,891)	(3,377)
Cash dividends declared per share *	$.1000	$.1000	$.0925	$.0900	$.0888

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$59,868	$48,984	$49,916	$39,030	$54,393
Current ratio	1.50	1.44	1.46	1.37	1.55
Property and equipment, net	179,436	166,422	160,883	136,884	125,716
Total assets	423,939	393,586	381,004	330,814	330,932
Long-term debt	92,623	85,104	81,306	50,034	54,787
Other long-term liabilities	60,565	55,464	54,854	44,371	59,498
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) **	124,201	127,089	123,668	113,694	102,971
Total common shareholders' equity **	27,978	14,450	12,826	19,347	15,135
Redeemable common shares *	7,057	7,773	8,217	8,613	8,877
Common shares: *
Issued	35,857	35,141	34,697	34,301	34,037
Less: In treasury	17,991	17,427	16,584	16,036	15,462
Net outstanding	24,923	25,487	26,330	26,878	27,452
Stock options: *
Outstanding	1,599	1,634	1,540	1,324	1,522
Exercisable	751	834	778	684	1,280
ESOT valuation per share *	$17.60	$16.35	$15.05	$13.20	$11.60

* Adjusted for two-for-one stock split, effective June 1, 2017, as discussed in Note B to the audited financial statements included in item 8.
** Restated, as discussed in Note C to the audited financial statements included in item 8.

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

The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note O) such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $8,019 and $12,731 in 2016 and 2015, respectively. Purchases of common shares, other than redeemable common shares, approximated $17,271 and $12,664 in 2016 and 2015, respectively.

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

The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on July 22, 2016 (the sixth anniversary of issuance), with four payments remaining. The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of December 31, 2016, we were in compliance with all financial covenants contained in our revolving credit facility.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness described below, the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Form 10K/A in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our initial evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Subsequent to filing previously issued quarterly reports on Form 10-Q, including April 1, 2017 and July 1, 2017 financial statements, an error was discovered related to the classification of shares of the Company’s common stock held by the Davey 401KSOP and ESOP Plan which were historically classified as permanent equity rather than temporary equity in the mezzanine section of the balance sheet. This error resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the year ended December 31, 2016. This error, which was not detected timely by management, was the result of inadequate design, as well as insufficient operating effectiveness, of the control pertaining to the Company’s review of redemption provisions and associated fair value and classification of the common shares held by the Davey 401KSOP and ESOP (the Plan) as well as shares distributed from the Plan, which remain subject to redemption. The deficiency is considered to be indicative of a material weakness in our internal control over financial reporting. Based on the subsequent identification of the material weakness, we have now concluded that our internal control over financial reporting was ineffective as of December 31, 2016.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Patrick M. Covey	/s/ Joseph R. Paul	/s/ Thea R. Sears
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Secretary	Vice President and Controller

Kent, Ohio
November 21, 2017

(d) Changes in Internal Control over Financial Reporting
We have begun to enhance our controls and procedures in an effort to remediate the material weakness discussed above, including improving the precision of our review controls relating to the redemption provisions and associated fair value and classification of our common shares related to the Plan. We expect to fully remediate the above mentioned material weakness before the end of the fiscal year ending December 31, 2017. There were no changes in our internal control over financial reporting during the fourth quarter 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and take action as appropriate.

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

In our report dated March 14, 2017, we expressed an unqualified opinion that The Davey Tree Expert Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to inadequate design, as well as insufficient operating effectiveness, of the control pertaining to the Company’s review of redemption provisions and associated fair value and classification of the common shares held by the Davey 401KSOP and ESOP (the Plan) as well as shares distributed from the Plan, which remain subject to redemption, and has further concluded that such deficiency represented a material weakness as of December 31, 2016. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control Over Financial Reporting; to conclude that The Davey Tree Expert Company’s internal control over financial reporting was not effective as of December 31, 2016. Accordingly, our present opinion on the effectiveness of The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2016, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to inadequate design, as well as insufficient operating effectiveness, of the control pertaining to the Company’s review of redemption provisions and associated fair value and classification of the common shares held by the Davey 401KSOP and ESOP (the Plan) as well as shares distributed from the Plan, which remain subject to redemption. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Davey Tree Expert Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 14, 2017, except for the effect of the error correction discussed in Notes C, M and O, and the effect of the stock split discussed in Note B, as to which the date is November 21, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Davey Tree Expert Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Akron, Ohio

March 14, 2017, except for the effect of the material weakness described in the sixth paragraph above, as to which the date is November 21, 2017.

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

(b) Exhibits.

The exhibits to this Form 10-K/A are submitted as a separate section of this report. See Exhibit Index.

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

101
The following materials from the Company's Annual Report on Form 10-K/A for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (as restated), (ii) the Consolidated Statements of Operations (as restated), (iii) the Consolidated Statements of Comprehensive Income (as restated), (iv) the Statements of Consolidated Shareholders' Equity (as restated), (v) the Consolidated Statements of Cash Flows (as restated), and (vi) Notes to Consolidated Financial Statements (as restated).
Filed Herewith

The documents listed as Exhibits 10.2 through 10.8 constitute management contracts or compensatory plans or arrangements.

The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt.

ANNUAL REPORT ON FORM 10-K/A

ITEM 8, ITEM 15(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENTS SCHEDULES

YEAR ENDED DECEMBER 31, 2016

THE DAVEY TREE EXPERT COMPANY

KENT, OHIO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2017.

THE DAVEY TREE EXPERT COMPANY

By: /s/ Patrick M. Covey
Patrick M. Covey, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2017.

/s/ Donald C. Brown	/s/ John E. Warfel
Donald C. Brown, Director	John E. Warfel, Director

/s/ Patrick M. Covey	/s/ Karl J. Warnke
Patrick M. Covey, Director	Karl J. Warnke, Director,
President and Chief Executive Officer	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ J. Dawson Cunningham
J. Dawson Cunningham, Director	/s/ Joseph R. Paul
Joseph R. Paul, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)
/s/ William J. Ginn
William J. Ginn, Director

/s/ Thea R. Sears
Thea R. Sears, Vice President and Controller
/s/ Douglas K. Hall	(Principal Accounting Officer)
Douglas K. Hall, Director

/s/ Sandra W. Harbrecht
Sandra W. Harbrecht, Director

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K/A - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets -- December 31, 2016 and 2015	F-3
Consolidated Statements of Operations -- Years ended December 31, 2016, 2015 and 2014	F-4
Consolidated Statements of Comprehensive Income -- Years ended December 31, 2016, 2015 and 2014	F-5
Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2016, 2015 and 2014	F-6
Consolidated Statements of Cash Flows -- Years ended December 31, 2016, 2015 and 2014	F-7
Notes to Consolidated Financial Statements -- December 31, 2016
A – Our Business	F-8
B – Summary of Significant Accounting Policies	F-8
C – Correction of an Error	F-11
D – Recent Accounting Guidance	F-12
E – Business Combinations	F-14
F – Accounts Receivable, Net and Supplemental Balance Sheet Information	F-14

G – Supplemental Operating Information	F-16
H – Supplemental Cash Flow Information	F-16
I – Identified Intangible Assets and Goodwill, Net	F-17
J – Short and Long-Term Debt and Commitments Related to Letters of Credit	F-17
K – Self-Insurance Accruals	F-19

L – Lease Obligations	F-20
M – Common Shares, Redeemable Common Shares and Preferred Shares	F-21
N – Accumulated Other Comprehensive Income (Loss)	F-22
O – The Davey 401KSOP and Employee Stock Ownership Plan	F-23

P – Stock-Based Compensation	F-24
Q – Defined Benefit Pension Plans	F-27
R – Income Taxes	F-34
S – Earnings Per Share Information	F-37

T – Operations by Business Segment and Geographic Information	F-37
U – Fair Value Measurements and Financial Instruments	F-39
V – Commitments and Contingencies	F-41
W – Quarterly Results of Operations (Unaudited)	F-42

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

As discussed in Notes C, M and O to the consolidated financial statements, the financial statements as of December 31, 2016 and for each of the three years in the period ending December 31, 2016 have been restated to correct an error in the classification of shares of the Company’s common stock held by the Davey 401KSOP and ESOP as well as shares distributed from the Plan, which remain subject to redemption.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Davey Tree Expert Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 14, 2017, except for the effect of the material weakness described in the sixth paragraph of that report, as to which the date is November 21, 2017, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio

March 14, 2017, except for the effect of the error correction discussed in Notes C, M and O, and the effect of the stock split discussed in Note B, as to which the date is November 21, 2017.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2016	2015
Assets	(As Restated)	(As Restated)
Current assets:
Cash	$9,006	$16,030
Accounts receivable, net	146,134	120,001
Operating supplies	7,277	7,171
Prepaid expenses	14,493	13,862
Other current assets	1,863	3,870
Total current assets	178,773	160,934
Property and equipment:
Land and land improvements	16,263	16,135
Buildings and leasehold improvements	37,676	36,532
Equipment	534,711	504,527
	588,650	557,194
Less accumulated depreciation	409,214	390,772
	179,436	166,422
Other assets	31,354	31,949
Identified intangible assets and goodwill, net	34,376	34,281
	$423,939	$393,586
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$16,701	$15,501
Current portion of capital leases	170	—
Accounts payable	41,283	37,750
Accrued expenses	37,659	36,146
Self-insurance accruals	23,092	22,553
Total current liabilities	118,905	111,950
Long-term debt	72,194	60,801
Senior unsecured notes	17,923	23,832
Capital leases	2,173	—
Self-insurance accruals	39,746	37,786
Other liabilities	20,819	17,678
	271,760	252,047

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP): 7,057 and 7,773 shares at redemption value as of December 31, 2016 and 2015	124,201	127,089

Common shareholders' equity:*
Common shares, $1.00 par value, per share; 48,000 shares authorized; 35,857 and 35,141 shares issued and outstanding before treasury shares and which excludes 7,057 and 7,773 shares subject to redemption as of December 31, 2016 and 2015	35,857	35,141
Additional paid-in capital	41,626	24,340
Common shares subscribed	8,209	8,591
Retained earnings	133,951	123,307
Accumulated other comprehensive loss	(12,162)	(13,394)
	207,481	177,985
Less: Cost of Common shares held in treasury; 17,991 shares in 2016 and 17,427 in 2015	176,530	159,429
Common shares subscription receivable	2,973	4,106
Total common shareholders' equity	27,978	14,450
	$423,939	$393,586

* Adjusted for two-for-one stock split

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$845,678	$821,904	$789,911
Costs and expenses:
Operating	541,486	528,899	508,677
Selling	152,106	144,234	140,027
General and administrative	61,789	59,798	54,970
Depreciation	47,284	44,677	40,970
Amortization of intangible assets	2,306	2,214	2,070
Gain on sale of assets, net	(4,664)	(2,026)	(806)
	800,307	777,796	745,908
Income from operations	45,371	44,108	44,003
Other income (expense):
Interest expense	(4,393)	(3,355)	(2,948)
Interest income	255	249	295
Other	(3,989)	(5,744)	(3,050)

Income before income taxes	37,244	35,258	38,300
Income taxes	14,960	13,460	15,131

Net income	$22,284	$21,798	$23,169

Share data:*
Earnings per share--basic	$.85	$.81	$.84

Earnings per share--diluted	$.82	$.78	$.81

Weighted-average shares outstanding:*
Basic	26,212	26,931	27,642

Diluted	27,247	27,955	28,477

Dividends declared per share*	$.1000	$.1000	$.0925

* Adjusted for two-for-one stock split

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

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2016		2015		2014
	Shares*	Amount	Shares*	Amount	Shares*	Amount
	(As Restated)		(As Restated)		(As Restated)
Common shares
At beginning of year	35,141	$35,141	34,697	$34,697	34,301	$34,301
Change in 401KSOP and ESOP related shares	716	716	444	444	396	396
At end of year	35,857	35,857	35,141	35,141	34,697	34,697
Additional paid-in capital
At beginning of year		24,340		9,520		—
Shares sold to employees		4,182		6,066		3,417
Options exercised		(992)		(152)		(273)
Subscription shares, issued		21		83		184
Stock-based compensation		2,860		2,357		1,125
Change in 401KSOP and ESOP related shares		11,215		6,466		5,067
At end of year		41,626		24,340		9,520
Common shares subscribed, unissued
At beginning of year	872	8,591	952	9,381	1,062	10,467
Common shares, subscribed	—	—	—	—	—	—
Common shares, issued	(32)	(325)	(68)	(676)	(78)	(758)
Cancellations	(6)	(57)	(12)	(114)	(32)	(328)
At end of year	834	8,209	872	8,591	952	9,381
Retained earnings
At beginning of year		123,307		114,504		109,445
Net income		22,284		21,798		23,169
Dividends, $ .1000 per share		(2,597)		(2,663)		—
Dividends, $ .0925 per share		—		—		(2,674)
Change in the fair value of 401KSOP and ESOP related shares		(9,043)		(10,332)		(15,436)
At end of year		133,951		123,307		114,504
Accumulated other comprehensive income (loss), net of tax
At beginning of year		(13,394)		(11,523)		(4,393)
Currency translation adjustments		744		(5,093)		(2,798)
Defined benefit pension plans		488		3,222		(4,332)
At end of year		(12,162)		(13,394)		(11,523)
Common shares held in treasury
At beginning of year	17,427	(159,429)	16,584	(138,155)	16,036	(125,034)
Shares purchased	1,492	(25,290)	1,648	(25,395)	1,454	(19,598)
Shares sold to employees	(617)	5,298	(576)	2,198	(574)	3,822
Options exercised	(262)	2,442	(143)	1,225	(232)	1,861
Subscription shares, issued	(49)	449	(86)	698	(100)	794
At end of year	17,991	(176,530)	17,427	(159,429)	16,584	(138,155)
Common shares subscription receivable
At beginning of year	(872)	(4,106)	(952)	(5,600)	(1,062)	(7,342)
Shares subscribed	—	—	—	—	—	—
Payments	32	1,104	68	1,434	78	1,543
Cancellations	6	29	12	60	32	199
At end of year	(834)	(2,973)	(872)	(4,106)	(952)	(5,600)
Common shareholders' equity at December 31	17,866	$27,978	17,714	$14,450	18,113	$12,824

* Adjusted for two-for-one stock split

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

Per Common Share Information--We have given retroactive consideration to the two-for-one stock split of our common shares effective June 1, 2017 including all common share and per share data.
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

C.	Correction of an Error
The Davey 401KSOP and ESOP Plan includes a put option for the Company’s common shares distributed from the Davey 401KSOP and ESOP Plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common shares are not readily tradeable on an established market, participants who receive a distribution of common shares from the Davey 401KSOP and ESOP Plan have two 60-day periods in which they may require the Company to purchase the distributed shares at a per share price equal to their fair value. The first 60-day period begins to run upon the distribution of shares by the trustee of the Davey 401KSOP and ESOP Plan; if the participant does not exercise the put option within this period, an additional 60-day period will begin to run on the first anniversary of the date the shares were distributed by the trustee. Once the put option is exercised, the Company is obligated to repurchase the shares for cash. The common shares held by the Davey 401KSOP and ESOP Plan as well as shares distributed from the Davey 401KSOP and ESOP Plan, which remain subject to redemption (collectively the "Davey 401KSOP and ESOP Plan Related Shares" were previously classified in permanent equity. Due to the Company’s obligation under the put option, the Davey 401KSOP and ESOP Plan Related Shares are now recorded at fair value and classified as temporary equity in the mezzanine section of the consolidated balance sheets. The effects of the error correction on the consolidated balance sheets are shown below. The statements of consolidated shareholders' equity have also been restated as a result of the error correction. See Notes M and O. The below amounts also reflect the effects of the stock split described in Note B.

	As Previously Reported	Effect of Error	Effect of	As Restated
	December 31, 2016	Correction	Stock Split	December 31, 2016
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	$—	$124,201	$—	$124,201
Common shares	21,457	(2,751)	17,151	35,857
Additional paid-in Capital	23,886	17,740	—	41,626
Retained earnings	290,292	(139,190)	(17,151)	133,951

	As Previously Reported	Effect of Error	Effect of	As Restated
	December 31, 2015	Correction	Stock Split	December 31, 2015
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	$—	$127,089	$—	$127,089
Common shares	21,457	(3,467)	17,151	35,141
Additional paid-in capital	17,815	6,525	—	24,340
Retained earnings	270,605	(130,147)	(17,151)	123,307

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

C.	Correction of an Error (continued)
The effect of the error correction and stock split on the affected beginning balances (December 31, 2013) are shown below:

	As Previously Reported	Effect of Error	Effect of	As Restated
	December 31, 2013	Correction	Stock Split	December 31, 2013
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	$—	$113,694	$—	$113,694
Common shares	21,457	(4,307)	17,151	34,301
Additional paid-in capital	5,008	(5,008)	—	—
Retained earnings	230,975	(104,379)	(17,151)	109,445

D.	Recent Accounting Guidance

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

D.	Recent Accounting Guidance (continued)

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

D.	Recent Accounting Guidance (continued)

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

E.	Business Combinations

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

F.	Accounts Receivable, Net and Supplemental Balance Sheet Information

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

F.	Accounts Receivable, Net and Supplemental Balance Sheet Information (continued)

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2016	2015
Refundable income taxes	$548	$2,952
Other	1,315	918
Total	$1,863	$3,870

	December 31,
Other assets, noncurrent	2016	2015
Assets invested for self-insurance	$15,492	$17,167
Investment--cost-method affiliate	1,168	1,172
Deferred income taxes	11,129	11,521
Other	3,565	2,089
Total	$31,354	$31,949

	December 31,
Accrued expenses	2016	2015
Employee compensation	$18,438	$18,176
Accrued compensated absences	9,215	8,607
Self-insured medical claims	2,961	2,347
Customer advances, deposits	2,997	2,564
Income taxes payable	953	—
Taxes, other than income	2,166	3,517
Other	929	935
Total	$37,659	$36,146

	December 31,
Other liabilities, noncurrent	2016	2015
Pension and retirement plans	$15,982	$14,296
Other	4,837	3,382
Total	$20,819	$17,678

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

H.	Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2016	2015	2014
Interest paid	$4,329	$3,386	$2,948
Income taxes paid, net	10,578	16,679	13,577
Noncash transactions:
Debt issued for purchases of businesses	$875	$1,500	$2,080
Detail of acquisitions:
Assets acquired:
Receivables	$—	$—	$1,852
Operating supplies	157	—	61
Prepaid expense	55	—	213
Equipment	2,485	1,264	1,726
Deposits and other	—	11	558
Intangibles	2,191	2,874	8,443
Liabilities assumed	(216)	—	(1,078)
Debt issued for purchases of businesses	(875)	(1,500)	(2,080)
Cash paid	$3,797	$2,649	$9,695

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

J.	Short and Long-Term Debt and Commitments Related to Letters of Credit

Short-term debt consisted of the following:

	December 31,
	2016	2015
Current portion of long-term debt	$16,701	$15,501

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

J.	Short and Long-Term Debt and Commitments Related to Letters of Credit (continued)

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

J.	Short and Long-Term Debt and Commitments Related to Letters of Credit (continued)

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

K.	Self-Insurance Accruals

Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2016	2015
Workers' compensation	$38,811	$35,304
Present value discount	2,236	1,937
	36,575	33,367
Vehicle liability	4,763	5,880
General liability	21,500	21,092
Total	62,838	60,339
Less current portion	23,092	22,553
Noncurrent portion	$39,746	$37,786

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

K.	Self-Insurance Accruals (continued)

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2016	2015
Balance, beginning of year	$60,339	$58,893
Provision for claims	33,404	33,499
Payment of claims	30,905	32,053
Balance, end of year	$62,838	$60,339
Workers' compensation discount rate	2.20%	2.20%

L.	Lease Obligations

Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2016	2015
Equipment	$2,528	$—
Less accumulated amortization	160	—
	$2,368	$—

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

M.	Common Shares, Redeemable Common Shares and Preferred Shares

We have given retroactive consideration to the two-for-one stock split of our common shares effective June 1, 2017 including all common share and per share data.
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.

Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2016 was as follows: 2016--7,056,904; 2015--7,773,052; and 2014--8,217,131.

Common Shares--The number of common shares authorized is 48,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2016 was as follows: 2016--35,856,856; 2015-- 35,140,708; and 2014--34,696,629. The number of shares in the treasury for each of the three years in the period ended December 31, 2016 was as follows: 2016--17,990,620; 2015--17,427,132; and 2014--16,583,894.

Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note O). During 2016, purchases of common shares, both redeemable and common, totaled 1,492,082 shares for $25,290 in cash; we also had direct sales to directors and employees of 24,242 shares for $397, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 89,972 shares to our 401(k) plan for $1,488 and issued 206,308 shares to participant accounts to satisfy our liability for the 2015 employer match in the amount of $3,373. The liability accrued at December 31, 2016 for the 2016 employer match was $3,661. There were also 297,262 shares purchased during 2016 under the Employee Stock Purchase Plan.

Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares	Redeemable
	Net of Treasury Shares	Shares	Total
	As Restated	As Restated	As Restated
Shares outstanding, December 31, 2014	18,112,735	8,217,131	26,329,866
Shares purchased	(919,699)	(727,955)	(1,647,654)
Shares sold	291,874	283,876	575,750
Stock subscription offering, employee cash purchases	86,142	—	86,142
Options exercised	142,524	—	142,524
Shares outstanding, December 31, 2015	17,713,576	7,773,052	25,486,628
Shares purchased	(479,807)	(1,012,275)	(1,492,082)
Shares sold	321,657	296,127	617,784
Stock subscription offering, employee cash purchases	48,730	—	48,730
Options exercised	262,080	—	262,080
Shares outstanding, December 31, 2016	17,866,236	7,056,904	24,923,140

On December 31, 2016, we had 24,923,140 common and redeemable shares outstanding, employee options exercisable to purchase 750,896 common shares, partially-paid subscription for 833,440 common shares and purchase rights outstanding for 338,382 common shares.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

M.    Common Shares, Redeemable Common Shares and Preferred Shares (continued)

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

N.	Accumulated Other Comprehensive Income (Loss)

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

O.	The Davey 401KSOP and Employee Stock Ownership Plan

On March 15, 1979, we consummated a plan, which transferred control of the Company to our employees. As a part of this plan, we initially sold 120,000 common shares (presently, 23,040,000 common shares adjusted for stock splits) to our Employee Stock Ownership Trust (“ESOT”) for $2,700. The Employee Stock Ownership Plan (“ESOP”), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the ESOT. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.

Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a "401(k) plan") feature. Participants in the 401(k) plan are allowed to make before-tax

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

O.    The Davey 401KSOP and Employee Stock Ownership Plan (continued)

contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2009 we match, in either cash or our common shares, 100% of the first one percent and 50% of the next three percent of each participant's before-tax contribution, limited to the first four percent of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.

The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $1,148 and $6,829 as of December 31, 2016 and December 31, 2015, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $123,053 and $120,260 as of December 31, 2016 and December 31, 2015, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $124,201, $127,089 and $123,668 as of December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid in-capital is insufficient. See Note B.
Total compensation for these plans, consisting primarily of the employer match, was $3,661 in 2016, $3,373 in 2015, and $3,055 in 2014.

P.	Stock-Based Compensation

Our shareholders approved the 2014 Omnibus Stock Plan (the “2014 Stock Plan”) at our annual meeting of shareholders on May 20, 2014. The 2014 Stock Plan replaced the expired 2004 Omnibus Stock Plan (the “2004 plan”) previously approved by the shareholders in 2004. The 2014 Stock Plan is administered by the Compensation Committee of the Board of Directors and will remain in effect for ten years. All directors of the Company and employees of the Company and its subsidiaries are eligible to participate in the 2014 Stock Plan. The 2014 Stock Plan (similar to the 2004 plan) continues the maintenance of the Employee Stock Purchase Plan, as well as provisions for the grant of stock options and other stock-based incentives. The 2014 Stock Plan provides for the grant of five percent of the number of the Company’s common shares outstanding as of the first day of each fiscal year plus the number of common shares that were available for grant of awards, but not granted, in prior years. In no event, however, may the number of common shares available for the grant of awards in any fiscal year exceed ten percent of the common shares outstanding as of the first day of that fiscal year. Common shares subject to an award that is forfeited, terminated, or canceled without having been exercised are generally added back to the number of shares available for grant under the 2014 Stock Plan. We have given retroactive consideration to the two-for-one stock split of our common shares effective June 1, 2017.

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

	Year Ended December 31,
	2016	2015	2014
Number of employees participating	1,952	1,750	1,684
Shares purchased during the year	297,262	251,558	230,058
Weighted-average per share purchase price paid	$14.17	$13.11	$11.54
Cumulative shares purchased since 1982	18,051,330	17,754,068	17,502,510

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

Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2016, the Compensation Committee of the Board of Directors awarded 300,200 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees and nonemployee directors, which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

The following table summarizes the SSARs as of December 31, 2016:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	661,414	$2.33
Granted	300,200	3.19
Forfeited	—	—
Vested	(217,952)	2.05
Unvested, December 31, 2016	743,662	$2.75	2.8 years	$1,515	$12,605
Employee SSARs	737,664	$2.76	2.9 years	$1,513	$12,503
Nonemployee Director SSARs	5,998	$1.01	0.4 years	$2	$102

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs totaled $591 in 2016, $489 in 2015 and $384 in 2014.

Performance-Based Restricted Stock Units--During the year ended December 31, 2016, the Compensation Committee of the Board of Directors awarded 70,030 Performance-Based Restricted Stock Units ("PRSUs") to certain management employees.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

P.	Stock-Based Compensation (continued)

Similar awards were made in prior periods. The awards vest over specified periods. The following table summarizes PRSUs as of December 31, 2016:

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2016	283,970	$11.99
Granted	70,030	15.80
Forfeited	—	—
Vested	(49,042)	9.82
Unvested, December 31, 2016	304,958	$13.21	2.5 years	$2,119	$5,169
Employee PRSUs	266,168	$13.05	2.7 years	$1,843	$4,512
Nonemployee Director PRSUs	38,790	$14.35	1.7 years	$276	$657

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

P.	Stock-Based Compensation (continued)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2016:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,633,488	$10.79
Granted	296,000	16.35
Exercised	(275,392)	6.19
Forfeited	(54,800)	14.40
Outstanding, December 31, 2016	1,599,296	$12.49	6.8 years	$1,886	$7,141
Exercisable, December 31, 2016	750,896	$10.42	5.3 years		$4,903

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2016 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$8.00	177,706	2.8 years	$8.00	177,706	$8.00
8.30	190,190	3.8 years	8.30	190,190	8.30
11.60	363,300	6.5 years	11.60	204,500	11.60
13.20	346,100	7.5 years	13.20	125,900	13.20
15.05	267,000	8.5 years	15.05	52,600	15.05
16.35	255,000	9.5 years	16.35	—	16.35
	1,599,296	6.8 years	$12.49	750,896	$10.42

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

Q.	Defined Benefit Pension Plans

We have defined benefit pension plans covering certain current and retired U.S. employees. Plans include: (i) the Employee Retirement Plan (“ERP”) for employees hired prior to January 1, 2009, (ii) a Supplemental Executive Retirement Plan

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

Q.	Defined Benefit Pension Plans (continued)

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

Q.	Defined Benefit Pension Plans (continued)

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

R.	Income Taxes

Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2016	2015	2014
United States	$35,867	$32,807	$30,380
Canada	1,377	2,451	7,920
Total	$37,244	$35,258	$38,300

The provision for income taxes follows:

	Year Ended December 31,
	2016	2015	2014
Currently payable:
Federal	$12,216	$13,337	$13,159
State	2,286	2,487	2,524
Canadian	398	611	2,127
Total current	14,900	16,435	17,810
Deferred taxes	60	(2,975)	(2,679)
Total taxes on income	$14,960	$13,460	$15,131

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

R.	Income Taxes (continued)

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	3.7	3.9
Effect of Canadian income taxes	(.2)	(.5)	(1.7)
Nondeductible expenses	2.2	2.3	1.9
ESOP dividend deduction	(.7)	(.8)	(.7)
Uncertain tax adjustments and audit settlement	.2	1.5	1.6
Valuation allowance	—	(2.2)	—
All other, net	(.3)	(.8)	(.5)
Effective income tax rate	40.2%	38.2%	39.5%

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

R.	Income Taxes (continued)

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

S.	Earnings Per Share Information

Earnings per share is computed as follows (adjusted for the two-for-one stock split of our common shares effective June 1, 2017):

	Year Ended December 31,
	2016	2015	2014
Income available to common shareholders:
Net income	$22,284	$21,798	$23,169
Weighted-average shares:
Basic:
Outstanding	25,378,600	26,058,736	26,674,396
Partially-paid share subscriptions	833,440	872,162	968,050
Basic weighted-average shares	26,212,040	26,930,898	27,642,446
Diluted:
Basic from above	26,212,040	26,930,898	27,642,446
Incremental shares from assumed:
Exercise of stock subscription purchase rights	142,746	135,428	109,648
Exercise of stock options and awards	892,568	888,254	724,458
Diluted weighted-average shares	27,247,354	27,954,580	28,476,552
Share data:
Earnings per share--basic	$.85	$.81	$.84
Earnings per share--diluted	$.82	$.78	$.81

T.	Operations by Business Segment and Geographic Information

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

U.	Fair Value Measurements and Financial Instruments

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

U.	Fair Value Measurements and Financial Instruments (continued)

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015, were as follows:

		Fair Value Measurements at December 31, 2016 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,492	$15,492	$—	$—
Defined benefit pension plan assets	11,509	8,627	2,882	—

Liabilities:
Deferred compensation	$1,837	$—	$1,837	$—

		Fair Value Measurements at December 31, 2015 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$17,167	$17,167	$—	$—
Defined benefit pension plan assets	15,216	12,422	2,794	—

Liabilities:
Deferred compensation	$1,574	$—	$1,574	$—

The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

U.	Fair Value Measurements and Financial Instruments (continued)

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

V.	Commitments and Contingencies

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2016
(In thousands, except share data)

W.	Quarterly Results of Operations (Unaudited)

The following is a summary of the results of operations for each quarter of 2016 and 2015. We have given retroactive consideration to the two-for-one stock split of our common shares effective June 1, 2017.

	Fiscal 2016, Three Months Ended
	Apr 2	July 2	Oct 1	Dec 31
Revenues	$180,833	$224,763	$223,719	$216,363
Gross profit (revenues less costs and expenses, operating)	57,660	87,631	81,386	77,515
Income (loss) from operations	(5,120)	24,286	15,042	11,163
Net income (loss)	(4,188)	13,309	8,141	5,022

Net income (loss) per share -- Basic	$(.17)	$.52	$.32	$.18
Net income (loss) per share -- Diluted	$(.17)	$.50	$.31	$.18

ESOT valuation per share	$16.35	$16.35	$16.95	$17.60

	Fiscal 2015, Three Months Ended
	Apr 4	Jul 4	Oct 3	Dec 31
Revenues	$174,292	$224,773	$224,981	$197,858
Gross profit (revenues less costs and expenses, operating)	54,434	87,432	81,808	69,331
Income (loss) from operations	(3,985)	27,796	16,177	4,120
Net income (loss)	(3,528)	15,932	8,174	1,220

Net income (loss) per share -- Basic	$(.14)	$.61	$.29	$.05
Net income (loss) per share -- Diluted	$(.14)	$.59	$.28	$.05

ESOT valuation per share	$15.05	$15.05	$15.75	$16.35

Fourth quarters 2016 and 2015 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2016 and 2015 by approximately $2,810 and $2,589, respectively.