Form 10-Q/A
period 2017-03-31
DAVEY TREE EXPERT CO
filed 2017-11-21
CIK 277638

Index

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

There were 24,820,000 Common Shares, $1.00 par value, outstanding as of April 28, 2017.

Index

EXPLANATORY NOTE

Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of The Davey Tree Expert Company (the “Company”) for the quarter ended April 1, 2017, as originally filed with the Securities and Exchange Commission on May 3, 2017 (the “Original Filing”).

Amendment No. 1 amends the Original Filing to reflect the correction of an error in the previously reported interim financial statements for the quarter ended April 1, 2017 related to the Company’s reclassification of shares of the Company’s common stock held by the Davey 401KSOP and ESOP Plan as well as common stock distributed from the Davey 401KSOP and ESOP plan, which remains subject to redemption from permanent equity to temporary equity in the mezzanine section of the Company’s consolidated balance sheet. The amendment also gives retroactive effect of the two-for-one stock split effective June 1, 2017.

For ease of reference, revisions to the Original Filing have been made to the following sections:

•	Part I, Item 1 - Financial Statements and Supplementary Data

•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 - Controls and Procedures

•	Part II, Item 1A - Risk Factors

•	Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

•	Part II, Item 6 - Exhibits

•	Signatures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised unaudited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q/A
April 1, 2017

We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 1, 2017	December 31, 2016
Assets	(As Restated)	(As Restated)
Current assets:
Cash	$8,642	$9,006
Accounts receivable, net	146,112	146,134
Operating supplies	9,556	7,277
Other current assets	18,025	16,356
Total current assets	182,335	178,773

Property and equipment	601,121	588,650
Less accumulated depreciation	408,744	409,214
	192,377	179,436

Other assets	31,711	31,354
Identified intangible assets and goodwill, net	41,666	34,376
	$448,089	$423,939
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,620	$41,283
Accrued expenses	28,916	37,659
Other current liabilities	38,667	39,963
Total current liabilities	106,203	118,905

Long-term debt	126,837	92,290
Self-insurance accruals	43,358	39,746
Other noncurrent liabilities	20,070	20,819
	296,468	271,760

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 7,276 and 7,057 shares at redemption value as of April 1, 2017 and December 31, 2016	128,056	124,201

Common shareholders' equity:*

Common shares, $1.00 par value, per share; 48,000 shares authorized; 35,638 and 35,857 shares issued and outstanding before deducting treasury shares and which excludes 7,276 and 7,057 shares subject to redemption as of April 1, 2017 and December 31, 2016	35,638	35,857
Additional paid-in capital	40,666	41,626
Common shares subscribed, unissued	8,202	8,209
Retained earnings	129,575	133,951
Accumulated other comprehensive loss	(11,683)	(12,162)
	202,398	207,481
Less: Cost of common shares held in treasury; 17,838 shares at April 1, 2017 and 17,991 shares at December 31, 2016	175,998	176,530
Common shares subscription receivable	2,835	2,973
Total common shareholders' equity	23,565	27,978
	$448,089	$423,939

* Adjusted for two-for-one stock split

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenues	$192,813	$180,833

Costs and expenses:
Operating	133,659	123,173
Selling	35,534	34,330
General and administrative	16,747	17,139
Depreciation and amortization	12,190	11,341
Gain on sale of assets, net	(975)	(30)
	197,155	185,953

Loss from operations	(4,342)	(5,120)

Other income (expense):
Interest expense	(1,257)	(965)
Interest income	70	68
Other, net	(792)	(599)

Loss before income taxes	(6,321)	(6,616)

Income tax benefits	(2,434)	(2,428)

Net loss	$(3,887)	$(4,188)

Net loss per share--basic and diluted*	$(.15)	$(.16)

Weighted-average shares outstanding--basic and diluted*	25,175	25,755

Dividends declared per share*	$.025	$.025

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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2016 (the “2016 Annual Report”).
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
The Davey 401KSOP and ESOP Plan includes a put option for the Company’s common shares distributed from the Davey 401KSOP and ESOP Plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common shares are not readily tradeable on an established market, participants who receive a distribution of common shares from the Davey 401KSOP and ESOP Plan have two 60-day periods in which they may require the Company to purchase the distributed shares at a per share price equal to their fair value. The first 60-day period begins to run upon the distribution of shares by the trustee of the Davey 401KSOP and ESOP Plan; if the participant does not exercise the put option within this period, an additional 60-day period will begin to run on the first anniversary of the date the shares were distributed by the trustee. Once the put option is exercised, the Company is obligated to repurchase the shares for cash. The common shares held by the Davey 401KSOP and ESOP Plan as well as shares distributed from the Davey 401KSOP and ESOP Plan, which remain subject to redemption (collectively the "Davey 401KSOP and ESOP Plan Related Shares") were previously classified in permanent equity. Due to the Company’s obligation under the put option, the Davey 401KSOP and ESOP Plan Related Shares are now recorded at fair value and classified as temporary equity in the mezzanine section of the consolidated balance sheets. The effects of the error correction on the consolidated balance sheets are shown below. See Notes L and P. The below amounts also reflect the effects of the stock split described in Note A.

	As Previously	Effect of
	Reported	Error	Effect of	As Restated
	April 1, 2017	Correction	Stock Split	April 1, 2017
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	$—	$128,056	$—	$128,056
Common shares	21,457	(2,970)	17,151	35,638
Additional Paid-in Capital	26,562	14,104	—	40,666
Retained Earnings	285,916	(139,190)	(17,151)	129,575

	As Previously	Effect of
	Reported	Error	Effect of	As Restated
	December 31, 2016	Correction	Stock Split	December 31, 2016
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	$—	$124,201	$—	$124,201
Common shares	21,457	(2,751)	17,151	35,857
Additional Paid-in Capital	23,886	17,740	—	41,626
Retained Earnings	290,292	(139,190)	(17,151)	133,951

C.	Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended April 1, 2017 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2017. Business seasonality traditionally results in higher revenues during the second and third quarters as compared

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

C.	Seasonality of Business (continued)

with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

D.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
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

The following items comprise the amounts included in the balance sheets:

Accrued expenses	April 1, 2017	December 31, 2016
Employee compensation	$9,450	$18,438
Accrued compensated absences	9,331	9,215
Self-insured medical claims	4,622	2,961
Income tax payable	324	953
Customer advances, deposits	456	2,997
Taxes, other than income	3,366	2,166
Other	1,367	929
Total	$28,916	$37,659

E.	Business Combinations
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

E.	Business Combinations (continued)
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

G.	Long-Term Debt and Commitments Related to Letters of Credit
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

H.	Stock-Based Compensation
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)
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

Stock-Settled Stock Appreciation Rights--During the three months ended April 1, 2017, the Compensation Committee awarded 152,000 stock-settled stock appreciation rights (“SSARs”) to certain management employees, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested.

The following table summarizes our SSARs as of April 1, 2017.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	743,662	$2.75
Granted	152,000	3.57
Forfeited	—	—
Vested	(234,548)	2.64
Unvested, April 1, 2017	661,114	$2.98	3.0 years	$1,814	$11,636

Employee SSARs	655,116	$3.00	3.0 years	$1,813	$11,530
Nonemployee Director SSARs	5,998	$1.02	0.2 years	$1	$106

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

Performance-Based Restricted Stock Units--During the three months ended April 1, 2017, the Compensation Committee awarded 68,086 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes performance-based restricted stock units as of April 1, 2017.

Performance-Based Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	304,958	$13.22
Granted	68,086	17.01
Forfeited	—	—
Vested	(36,334)	10.13

Unvested, April 1, 2017	336,710	$14.31	3.0 years	$2,953	$5,926

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 1, 2017.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2017	1,599,296	$12.49
Granted	—	—
Exercised	(17,850)	10.76
Forfeited	(62,574)	12.70
Outstanding, April 1, 2017	1,518,872	$12.50	6.6 years	$7,746

Exercisable, April 1, 2017	674,472	$10.24	4.9 years	$4,846

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

I.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
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

K.	Accumulated Other Comprehensive Income (Loss)
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

L.	Per Share Amounts and Common and Redeemable Shares Outstanding
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

	Three Months Ended
	April 1, 2017	April 2, 2016
Income available to common shareholders:
Net loss	$(3,887)	$(4,188)

Weighted-average shares:
Basic:
Outstanding	24,967	25,541
Partially-paid share subscriptions	208	214
Basic weighted-average shares	25,175	25,755

Diluted:
Basic from above	25,175	25,755
Incremental shares from assumed:
Exercise of stock subscription purchase rights	145	137
Exercise of stock options and awards	896	925
Diluted weighted-average shares	26,216	26,817

Net loss per share--basic and diluted	$(.15)	$(.16)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

L.	Per Share Amounts and Common and Redeemable Shares Outstanding (continued)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended April 1, 2017 follows:

	Common Shares	Redeemable
	Net of Treasury Shares	Shares	Total
	As Restated	As Restated	As Restated
Shares outstanding at January 1, 2017	17,866,236	7,056,904	24,923,140
Shares purchased	(106,925)	(12,111)	(119,036)
Shares sold	16,364	231,154	247,518
Stock subscription offering -- cash purchases	3,820	—	3,820
Options and awards exercised	20,048	—	20,048
Shares outstanding at April 1, 2017	17,799,543	7,275,947	25,075,490
On April 1, 2017, we had 25,075,490 common and redeemable shares outstanding, employee options exercisable to purchase 674,472 common shares, partially-paid subscriptions for 832,700 common shares and purchase rights outstanding for 335,302 common shares.

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2017
(Amounts in thousands, except share data)

O.	Contingencies
We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. Management is of the opinion that liabilities which may result are adequately covered by insurance, or reflected in the self-insurance accruals, and would not be material in relation to the financial position or results of operations.

P.	The Davey 401KSOP and Employee Stock Ownership Plan
On March 15, 1979, the Company consummated a plan, which transferred control of the Company to its employees. As a part of this plan, the Company initially sold 120,000 common shares (presently, 23,040,000 common shares adjusted for stock splits) to its Employee Stock Ownership Trust (“ESOT”) for $2,700. The Employee Stock Ownership Plan (“ESOP”), in conjunction with the related ESOT, provided for the grant to certain employees of ownership rights in, but not possession of, the common shares held by the trustee of the ESOT. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP Plan. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a “401(k) plan”) feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2009 we match, in either cash or our common shares, 100% of the first one percent and 50% of the next three percent of each participant's before-tax contribution, limited to the first four percent of the employee’s compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $1,148 and $1,148 as of April 1, 2017 and December 31, 2016, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $126,908 and $123,053 as of April 1, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP Plan related shares) are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $128,056 and $124,201 as of April 1, 2017 and December 31, 2016, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient. See Note B.

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

Index

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

Index

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

The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note P, such purchases are not required, and the Company retains the right to discontinue them at any time. There were no repurchases of redeemable common shares from the Davey 401KSOP and ESOP during the three months ended April 1, 2017 and April 2, 2016. Share repurchases, other than redeemable common shares, approximated $2,002 and 1,936 during the three months ended April 1, 2017 and April 2, 2016, respectively.

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

As discussed in our annual report on Form 10-K/A for the year ended December 31, 2016, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements include:

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

•	A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.

•	We may be subject to third-party and governmental regulatory claims and litigation that may have an adverse effect on us.

•	We may misjudge a competitive bid and be contractually bound to an unprofitable contract.

•	We may encounter difficulties maintaining effective disclosure controls and procedures.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q/A to conform these statements to actual future results.

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part II - Item 1A. Risk Factors." of this quarterly report on Form 10-Q/A and in our annual report on Form 10-K for the year ended December 31, 2016 (as amended on Form 10-K/A) in “Part I - Item 1A. Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

During the quarter ended April 1, 2017, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2016.

Index

Item 4.	Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness described below, the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q/A in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon our initial evaluation, our management concluded that our internal control over financial reporting was effective as of April 1, 2017. Subsequent to filing previously issued quarterly reports on Form 10-Q, including April 1, 2017 and July 1, 2017 financial statements, an error was discovered related to the classification of shares of the Company’s common stock held by the Davey 401KSOP and ESOP Plan which were historically classified as permanent equity rather than temporary equity in the mezzanine section of the balance sheet. This error resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the year ended December 31, 2016 as well as the financial statements included in the Company's Form 10-Q for the quarter ended April 1, 2017. This error, which was not detected timely by management, was the result of inadequate design, as well as insufficient operating effectiveness, of the control pertaining to the Company’s review of redemption provisions and associated fair value and classification of the common shares held by the Davey 401KSOP and ESOP (the Plan) as well as shares distributed from the Plan, which remain subject to redemption. The deficiency is considered to be indicative of a material weakness in our internal control over financial reporting. The material weakness continued to exist as of April 1, 2017.

(b) Changes in Internal Control over Financial Reporting

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

Index

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

Index

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

Index

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

Index

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
We are restating our consolidated financial statements for the fiscal year ended December 31, 2016 and for the first and second quarterly periods of 2017 to correct an accounting error in the method historically used by the

Index

Company to classify shares of the Company’s common stock held by The Davey 401KSOP and ESOP Plan on the Company’s consolidated balance sheet. For a discussion of this error and the related adjustment, see Note B to the Consolidated Financial Statements of the Company included in this report. In connection with this restatement, we have identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, management has concluded that we did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of December 31, 2016. The material weakness continued to exist as of April 1, 2017.

As further described in Part I, Item 4 “Controls and Procedures,” we have undertaken steps to remediate our internal control over financial reporting. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, access to capital and perceptions of our creditworthiness may be adversely affected, we may be unable to maintain compliance with securities law and debt instruments regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, we may suffer defaults under our debt instruments, and the valuation of our shares may be impacted.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Value) of Shares that May Yet Purchased Under the Plans or Programs
Fiscal 2017
January 1 to January 28	610	$16.95	n/a	n/a
January 29 to February 25	548	16.95	n/a	n/a
February 26 to April 1	117,878	17.60	n/a	n/a
Total First Quarter	119,036	17.59

Total Year-to-Date	119,036	$17.59

n/a--Not applicable. There are no publicly announced plans or programs to purchase common shares.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note P). The purchases described above were added to our treasury stock.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited)(as restated), (ii) the Condensed Consolidated Statements of Operations (unaudited)(as restated), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)(as restated), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited)(as restated), and (v) Notes to Condensed Consolidated Financial Statements (unaudited)(as restated).
Filed Herewith

* Management contract or compensatory plan or arrangement

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

		By:	/s/ Joseph R. Paul
Date:	November 21, 2017		Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 21, 2017	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)