Form 10-Q/A
period 2017-06-30
DAVEY TREE EXPERT CO
filed 2017-11-21
CIK 277638

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

There were 24,579,989 Common Shares, $1.00 par value, outstanding as of July 28, 2017.

Index

EXPLANATORY NOTE

Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of The Davey Tree Expert Company (the “Company”) for the quarter ended July 1, 2017, as originally filed with the Securities and Exchange Commission on August 2, 2017 (the “Original Filing”).

Amendment No. 1 amends the Original Filing to reflect the correction of an error in the previously reported interim financial statements for the quarter ended July 1, 2017 related to the Company’s reclassification of shares of the Company’s common stock held by the Davey 401KSOP and ESOP Plan as well as common stock distributed from the Davey 401KSOP and ESOP plan, which remains subject to redemption from permanent equity to temporary equity in the mezzanine section of the Company’s consolidated balance sheet. The amendment also gives retroactive effect of the two-for-one stock split effective June 1, 2017.

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

The Davey Tree Expert Company
Quarterly Report on Form 10-Q/A
July 1, 2017

We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 1, 2017	December 31, 2016
Assets	(As Restated)	(As Restated)
Current assets:
Cash	$9,683	$9,006
Accounts receivable, net	157,555	146,134
Operating supplies	10,878	7,277
Other current assets	9,644	16,356
Total current assets	187,760	178,773

Property and equipment	608,435	588,650
Less accumulated depreciation	409,677	409,214
	198,758	179,436

Other assets	32,299	31,354
Identified intangible assets and goodwill, net	41,355	34,376
	$460,172	$423,939
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,507	$41,283
Accrued expenses	37,622	37,659
Other current liabilities	33,071	39,963
Total current liabilities	109,200	118,905

Long-term debt	129,296	92,290
Self-insurance accruals	44,955	39,746
Other noncurrent liabilities	19,552	20,819
	303,003	271,760

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 6,731 and 7,057 at redemption value at July 1, 2017 and December 31, 2016	123,169	124,201

Common shareholders' equity:*

Common shares, $1.00 par value, per share; 48,000 shares authorized; 35,882 and 35,857 shares issued and outstanding before deducting treasury shares and which excludes 6,731 and 7,057 shares subject to redemption as of July 1, 2017 and December 31, 2016	36,183	35,857
Additional paid-in capital	52,514	41,626
Common shares subscribed, unissued	7,920	8,209
Retained earnings	138,468	133,951
Accumulated other comprehensive loss	(10,645)	(12,162)
	224,440	207,481
Less: Cost of common shares held in treasury; 18,336 shares at July 1, 2017 and 17,991 shares at December 31, 2016	187,888	176,530
Common shares subscription receivable	2,552	2,973
Total common shareholders' equity	34,000	27,978
	$460,172	$423,939

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
Per Common Share Information--We have given consideration to the two-for-one stock split of our common shares effective June 1, 2017 including all common and per share data. In connection with the stock split, we made a classification adjustment between additional paid-in capital and retained earnings to adjust the effect of the original retroactive application of the two-for-one stock split as of July 1, 2017 and December 31, 2016.
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
The Davey 401KSOP and ESOP Plan includes a put option for the Company’s common shares distributed from the Davey 401KSOP and ESOP Plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common shares are not readily tradeable on an established market, participants who receive a distribution of common shares from the Davey 401KSOP and ESOP Plan have two 60-day periods in which they may require the Company to purchase the distributed shares at a per share price equal to their fair value. The first 60-day period begins to run upon the distribution of shares by the trustee of the Davey 401KSOP and ESOP Plan; if the participant does not exercise the put option within this period, an additional 60-day period will begin to run on the first anniversary of the date the shares were distributed by the trustee. Once the put option is exercised, the Company is obligated to repurchase the shares for cash. The common shares held by the Davey 401KSOP and ESOP Plan as well as shares distributed from the Davey 401KSOP and ESOP Plan, which remain subject to redemption (collectively the "Davey 401KSOP and ESOP Plan related shares") were previously classified in permanent equity. Due to the Company’s obligation under the put option, the Davey 401KSOP and ESOP Plan related shares are now recorded at fair value and classified as temporary equity in the mezzanine section of the consolidated balance sheets. The effects of the error correction on the consolidated balance sheets are shown below. See Notes L and P. The below amounts also reflect the adjustment related to the stock split described in Note A.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

B.	Correction of an Error (continued)

			Classification
	As Previously	Effect of	Adjustment
	Reported	Error	Related to	As Restated
	July 1, 2017	Correction	Stock Split	July 1, 2017
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	$—	$123,169	$—	$123,169
Common Shares	42,914	(2,425)	(4,306)	36,183
Additional Paid-in Capital	7,899	23,158	21,457	52,514
Retained Earnings	299,521	(143,902)	(17,151)	138,468

			Classification
	As Previously	Effect of	Adjustment
	Reported	Error	Related to	As Restated
	December 31, 2016	Correction	Stock Split	December 31, 2016
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	$—	$124,201	$—	$124,201
Common Shares	42,914	(2,751)	(4,306)	35,857
Additional Paid-in Capital	2,429	17,740	21,457	41,626
Retained Earnings	290,292	(139,190)	(17,151)	133,951

C.	Seasonality of Business
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

The following items comprise the amounts included in the balance sheets:

Other current assets	July 1, 2017	December 31, 2016
Refundable income taxes	$94	$548
Prepaid expense	9,251	14,493
Other	299	1,315
Total	$9,644	$16,356

Accrued expenses	July 1, 2017	December 31, 2016
Employee compensation	$14,189	$18,438
Accrued compensated absences	9,663	9,215
Self-insured medical claims	5,428	2,961
Income tax payable	3,744	953
Customer advances, deposits	756	2,997
Taxes, other than income	2,431	2,166
Other	1,411	929
Total	$37,622	$37,659

E.	Business Combinations
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

E.	Business Combinations (continued)

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
We have given consideration to the two-for-one stock split of our common shares effective June 1, 2017 including all common and per share data.

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2017
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)
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
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended July 1, 2017 follows:

	Common Shares	Redeemable
	Net of Treasury Shares	Shares	Total
	As Restated	As Restated	As Restated
Shares outstanding at January 1, 2017	17,866,236	7,056,904	24,923,140
Shares purchased	(351,033)	(591,002)	(942,035)
Shares sold	184,651	264,647	449,298
Stock subscription offering -- cash purchases	41,781	—	41,781
Options and awards exercised	105,819	—	105,819
Shares outstanding at July 1, 2017	17,847,454	6,730,549	24,578,003
On July 1, 2017, we had 24,578,003 common and redeemable shares outstanding, employee options exercisable to purchase 869,302 common shares, partially-paid subscriptions for 804,048 common shares and purchase rights outstanding for 319,956 common shares.

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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $2,021 and $1,148 as of July 1, 2017 and December 31, 2016, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $121,148 and $123,053 as of July 1, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $123,169 and $124,201 as of July 1, 2017 and December 31, 2016, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient. See Note B.

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

Index

the $3,472 used in the first six months of 2016, and included $421 of cash received from our common share subscriptions. Dividends paid of $1,268 during the first six months of 2017 decreased $46 as compared with $1,314 paid in the first six months of 2016.

The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note P, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP Plan approximated $8,778 and $3,808 for the six months ended July 1, 2017 and July 2, 2016, respectively. Purchases of common shares, other than redeemable common shares, approximated $8,224 and $7,819 for the six months ended July 1, 2017 and 2016, respectively.

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

Index

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

Index

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

Index

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

Index

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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part II - Item 1A. Risk Factors." of this quarterly report on Form 10-Q/A and in our annual report on Form 10-K/A for the year ended December 31, 2016 in “Part I - Item 1A. Risk Factors.”

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

Based upon our initial evaluation, our management concluded that our internal control over financial reporting was effective as of July 1, 2017. Subsequent to filing previously issued quarterly reports on Form 10-Q, including April 1, 2017 and July 1, 2017 financial statements, an error was discovered related to the classification of shares of the Company’s common stock held by the Davey 401KSOP and ESOP Plan which were historically classified as permanent equity rather than temporary equity in the mezzanine section of the balance sheet. This error resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the year ended December 31, 2016 as well as the financial statements included in the Company's Form 10-Q's for the quarters ended April 1, 2017 and July 1, 2017. This error, which was not detected timely by management, was the result of inadequate design, as well as insufficient operating effectiveness, of the control pertaining to the Company’s review of redemption provisions and associated fair value and classification of the common shares held by the Davey 401KSOP and ESOP (the Plan) as well as shares

Index

distributed from the Plan, which remain subject to redemption. The deficiency is considered to be indicative of a material weakness in our internal control over financial reporting. The material weakness continued to exist as of July 1, 2017.

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

Index

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

Index

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

Index

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
We are restating our consolidated financial statements for the fiscal year ended December 31, 2016 and for the first and second quarterly periods of 2017 to correct an accounting error in the method historically used by the Company to classify shares of the Company’s common stock held by The Davey 401KSOP and ESOP Plan on the Company’s consolidated balance sheet. For a discussion of this error and the related adjustment, see Note B to the Consolidated Financial Statements of the Company included in this report. In connection with this restatement, we have identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, management has concluded that we did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of December 31, 2016. The material weakness continued to exist at April 1, 2017 and July 1, 2017.

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

Index

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

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as discussed in Note P, The Davey 401KSOP and Employee Stock Ownership Plan). The purchases described above were added to our treasury stock.

Index

At the Annual Meeting of Shareholders of the Company held on May 16, 2017, the shareholders of the Company approved proposals to amend the Company's Articles of Incorporation to (i) expand the Company's current right of first refusal with respect to proposed transfers of shares of the Company's common shares, (ii) clarify provisions regarding when the Company may provide notice of its decision to exercise its right of first refusal with respect to proposed transfers of common shares by the estate or personal representative of a deceased shareholder, and (iii) grant the Company a right to repurchase common shares held by certain shareholders of the Company.

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

Until further action by the Board, it will also be the policy of the Company not to exercise its rights under the amended Articles to repurchase shares of the Company's common shares proposed to be transferred by an Active Shareholder to his or her spouse, a first-generation descendant, or a trust established exclusively for the benefit of one or more of an Active Shareholder, his or her spouse and first-generation descendants of an Active Shareholder, or upon the death of an Active Shareholder, such transfers from the estate or personal representative of a deceased Active Shareholder. The Board may suspend, change or discontinue the policy at any time without prior notice.

On May 17, 2017, in accordance with the amendments to the Articles approved by the Company's shareholders at the Annual Meeting, the Company's Board of Directors authorized the Company to repurchase up to 100,000 common shares (200,000 common shares on a post-split basis). Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued form time ot time without prior notice. The repurchase program does not have an expiration date.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q/A for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited)(as restated), (ii) the Condensed Consolidated Statements of Operations (unaudited)(as restated), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)(as restated), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited)(as restated), and (v) Notes to Condensed Consolidated Financial Statements (unaudited)(as restated).
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