Form 10-Q
period 2017-09-30
DAVEY TREE EXPERT CO
filed 2017-11-21
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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

There were 24,203,864 Common Shares, $1.00 par value, outstanding as of November 17, 2017.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 30, 2017

We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$10,235	$9,006
Accounts receivable, net	171,022	146,134
Operating supplies	9,760	7,277
Other current assets	20,825	16,356
Total current assets	211,842	178,773

Property and equipment	613,396	588,650
Less accumulated depreciation	419,621	409,214
	193,775	179,436

Other assets	31,633	31,354
Identified intangible assets and goodwill, net	42,359	34,376
	$479,609	$423,939
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,679	$41,283
Accrued expenses	46,973	37,659
Other current liabilities	43,895	39,963
Total current liabilities	129,547	118,905

Long-term debt	117,020	92,290
Self-insurance accruals	48,062	39,746
Other noncurrent liabilities	17,319	20,819
	311,948	271,760

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 6,747 and 7,057 shares at redemption value as of September 30, 2017 and December 31, 2016	123,478	124,201

Common shareholders' equity:*

Common shares, $1.00 par value, per share; 48,000 shares authorized; 36,167 and 35,857 shares issued and outstanding before deducting treasury shares and which excludes 6,747 and 7,057 shares subject to redemption as of September 30, 2017 and December 31, 2016	36,167	35,857
Additional paid-in capital	53,164	41,626
Common shares subscribed, unissued	7,694	8,209
Retained earnings	148,075	133,951
Accumulated other comprehensive loss	(9,193)	(12,162)
	235,907	207,481
Less: Cost of common shares held in treasury; 18,415 shares at September 30, 2017 and 17,991 shares at December 31, 2016	189,794	176,530
Common shares subscription receivable	1,930	2,973
Total common shareholders' equity	44,183	27,978
	$479,609	$423,939

* Adjusted for two-for-one stock split

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	$249,588	$223,719	$687,438	$629,315

Costs and expenses:
Operating	157,615	142,333	442,799	402,638
Selling	45,508	40,528	121,858	111,717
General and administrative	14,501	14,921	46,808	46,735
Depreciation and amortization	13,749	12,765	38,939	36,396
Gain on sale of assets, net	(486)	(1,870)	(2,637)	(2,379)
	230,887	208,677	647,767	595,107

Income from operations	18,701	15,042	39,671	34,208

Other income (expense):
Interest expense	(1,278)	(1,159)	(3,607)	(3,186)
Interest income	67	62	210	190
Other, net	(1,416)	(1,066)	(3,200)	(2,821)

Income before income taxes	16,074	12,879	33,074	28,391

Income taxes	5,837	4,738	12,501	11,129

Net income	$10,237	$8,141	$20,573	$17,262

Net income per share:*
Basic	$.41	$.32	$.81	$.66
Diluted	$.39	$.31	$.77	$.64

Weighted-average shares outstanding:*
Basic	25,120	25,697	25,551	26,135
Diluted	26,416	26,645	26,714	27,104

Dividends declared per share*	$.025	$.025	$.075	$.075

* Adjusted for two-for-one stock split

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$10,237	$8,141	$20,573	$17,262
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	1,295	(510)	2,498	1,487
Adjustments to defined benefit pension plans:
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	147	146	441	654
Prior service cost	10	—	30	—
Defined benefit pension plan adjustments	157	146	471	654

Other comprehensive income/(loss), net of tax	1,452	(364)	2,969	2,141

Comprehensive income	$11,689	$7,777	$23,542	$19,403

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Operating activities
Net income	$20,573	$17,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,939	36,396
Other	(443)	(566)
Changes in operating assets and liabilities:
Accounts receivable	(23,135)	(20,773)
Operating liabilities	12,139	10,272
Other, net	(9,644)	(7,048)
	17,856	18,281
Net cash provided by operating activities	38,429	35,543

Investing activities
Capital expenditures:
Equipment	(44,727)	(47,062)
Land and building	(3,641)	(1,863)
Purchases of businesses, net of cash acquired	(7,452)	(3,797)
Other	3,372	2,833
Net cash used in investing activities	(52,448)	(49,889)

Financing activities
Revolving credit facility proceeds, net	30,000	28,500
Purchase of common shares for treasury	(19,512)	(15,332)
Sale of common shares from treasury	11,268	9,197
Dividends	(1,898)	(1,967)
Payments of notes payable	(4,610)	(1,906)
Net cash provided by financing activities	15,248	18,492

Increase in cash	1,229	4,146

Cash, beginning of period	9,006	16,030
Cash, end of period	$10,235	$20,176

Supplemental cash flow information follows:
Interest paid	$4,079	$3,534
Income taxes paid	7,189	4,725

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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

Subsequent Events

Credit Facility

On October 6, 2017, the Company entered into a $250,000 Third Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders and issuing banks, which replaces the $175,000 credit agreement, dated as of November 7, 2013. The Credit Agreement provides for a revolving credit commitment of $250,000, which includes a letter of credit commitment of $100,000 and a swing line commitment of $25,000. Under certain circumstances, the Company may increase the revolving credit commitment amount to $325,000. The commitments will expire on October 6, 2022, or such earlier date on which the commitments shall have been terminated in accordance with the provisions of the Credit Agreement. Proceeds of borrowings under the Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes.

Pension Plan

On October 12, 2017, the Company entered into an agreement to purchase a guaranteed group annuity contract from a third-party insurance company for $8,400, which unconditionally and irrevocably guarantees the full-

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
payment of all annuity payments to certain participants in our Employee Retirement Pension Plan ("ERP"), with the third-party insurance company having assumed all investment risk associated with funding participant payments.
The purchase of the group annuity will serve to reduce the Company’s future pension obligation under its ERP plan and will result in an actuarial settlement loss of approximately $4,000.
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
September 30, 2017
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
September 30, 2017
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)

d.
ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (‘Update 2016-12’),” which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance.

The effective date and the transition requirements for the Updates are the same as the effective date of Topic 606 ASU 2015-14, which becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems.
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
Due to the seasonality of our business, our operating results for the nine months ended September 30, 2017 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2017. Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	September 30, 2017	December 31, 2016
Accounts receivable	$132,616	$128,202
Receivables under contractual arrangements	42,397	21,541
	175,013	149,743
Less allowances for doubtful accounts	3,991	3,609
Accounts receivable, net	$171,022	$146,134

Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following items comprise the amounts included in the balance sheets:

Other current assets	September 30, 2017	December 31, 2016
Refundable income taxes	$—	$548
Prepaid expense	20,596	14,493
Other	229	1,315
Total	$20,825	$16,356

Accrued expenses	September 30, 2017	December 31, 2016
Employee compensation	$20,793	$18,438
Accrued compensated absences	9,790	9,215
Self-insured medical claims	5,535	2,961
Income tax payable	6,021	953
Customer advances, deposits	1,147	2,997
Taxes, other than income	3,068	2,166
Other	619	929
Total	$46,973	$37,659

Other current liabilities	September 30, 2017	December 31, 2016
Current portion of:
Long-term debt	$20,734	$16,871
Self-insurance accruals	23,161	23,092
Total	$43,895	$39,963

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

D.	Business Combinations
Our investment in businesses during the first nine months of 2017 was $10,877, including debt issued, in the form of notes payable to the sellers, of $3,099, and have been included in our residential and commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the nine months ended October 1, 2016, our investment in businesses was $4,170, with liabilities assumed of $98 and $575 debt issued.

In March 2017, the Company acquired all of the outstanding common stock of Arborguard Tree Specialists Inc. (“Arborguard”), a residential and commercial tree care company, and certain assets of TTS&G, LLC, a leasing company related to Arborguard, for $7,200 in cash, with liabilities assumed of $2,934 and debt issued of $2,724. Arborguard’s revenue for the year ended February 28, 2017 was approximately $10,710.

The acquisition of Arborguard was accounted for under the acquisition method of accounting. The entire purchase price allocation for Arborguard is preliminary. At September 30, 2017, the fair values of the assets acquired and liabilities assumed have been preliminarily estimated and the excess consideration of $4,627 has been preliminarily recorded as goodwill pending finalization of the fair value. These preliminary estimates will be revised during the measurement period in 2017 as all pertinent information regarding finalization of the valuations for fixed assets, intangible assets, goodwill (including the amount expected to be deductible for tax purposes), tangible assets, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

Nine Months Ended
September 30, 2017
Detail of acquisitions:
Assets acquired:
Cash	$326
Receivables	1,753
Prepaid expense	128
Equipment	1,904
Deposits and other	129
Finite-lived intangibles	4,566
Goodwill	5,027
Liabilities assumed	(2,956)
Debt issued for purchases of businesses	(3,099)
Cash paid	$7,778

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ending September 30, 2017 was not significant. Pro forma net sales and

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

D.	Business Combinations (continued)
results of operations for the acquisition had it occurred at the beginning of the nine months ended September 30, 2017 are not material and, accordingly, are not provided.

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	September 30, 2017		December 31, 2016
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$21,717	$16,449	$17,822	$15,171
Employment-related	7,390	6,567	7,032	6,386
Tradenames	5,961	5,071	5,634	4,860

Amortized intangible assets	$35,068	$28,087	$30,488	$26,417

Less accumulated amortization	28,087		26,417

Identified intangibles, net	6,981		4,071

Unamortized intangible assets:
Goodwill	35,378		30,305
	$42,359		$34,376
The changes in the carrying amounts of goodwill, by segment, for the nine months ended September 30, 2017 follow:

	Balance at January 1, 2017	Acquisitions	Translation and Other Adjustments	Balance at September 30, 2017
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	26,881	5,027	46	31,954
Total	$30,305	$5,027	$46	$35,378

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
Revolving credit facility
Swing-line borrowings	$7,000	$10,000
LIBOR borrowings	90,000	57,000
	97,000	67,000
Senior unsecured notes	18,000	24,000
Term loans	20,410	16,151
Capital leases	2,573	2,343
	137,983	109,494
Less debt issuance costs	229	333
Less current portion	20,734	16,871
	$117,020	$92,290

Revolving Credit Facility --As of September 30, 2017, we had a $175,000 revolving credit facility with a group of banks, which was to expire in November 2018 and permitted borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility could be increased to $210,000. The revolving credit facility contained certain affirmative and negative covenants customary for this type of facility and included financial covenant ratios with respect to a maximum leverage ratio and a maximum balance-sheet leverage ratio. As of September 30, 2017, we had unused commitments under the facility approximating $73,929, with $101,071 committed, consisting of borrowings of $97,000 and issued letters of credit of $4,071.

Borrowings outstanding bore interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate was the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .25% was also required based on the average daily unborrowed commitment.

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
September 30, 2017
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

As of September 30, 2017, we had issued letters of credit of $58,150 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of September 30, 2017--to the bank in exchange for the bank issuing letters of credit ("LCs").

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

Total Commitments Related to Issued Letters of Credit--As of September 30, 2017, total commitments related to issued letters of credit were $64,221, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization program, and $2,000 were issued under short-term lines of credit. As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and restricted stock units -- included in the results of operations follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Compensation expense, all share-based payment plans	$847	$731	$3,295	$2,055

Stock-based compensation consisted of the following:

Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $670 being recognized for the nine months ended September 30, 2017 and $547 for the nine months ended October 1, 2016.

Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $532 for the nine months ended September 30, 2017 and $426 for the nine months ended October 1, 2016.

Stock-Settled Stock Appreciation Rights--During the nine months ended September 30, 2017, the Compensation Committee awarded 152,000 stock-settled stock appreciation rights (“SSARs”) to certain management employees, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of September 30, 2017.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	743,662	$2.75
Granted	152,000	3.57
Forfeited	—	—
Vested	(411,502)	2.74
Unvested, September 30, 2017	484,160	$3.01	2.5 years	$1,127	$8,521

Employee SSARs	484,160	$3.01	2.5 years	$1,127	$8,521

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $931 for the nine months ended September 30, 2017 and $436 for the nine months ended October 1, 2016.

Restricted Stock Units--During the nine months ended September 30, 2017, the Compensation Committee awarded 80,350 performance-based restricted stock units to certain directors and management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes restricted stock units as of September 30, 2017.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	304,958	$13.22
Granted	80,350	17.01
Forfeited	—	—
Vested	(91,022)	12.68

Unvested, September 30, 2017	294,286	$14.42	2.5 years	$2,323	$5,179

Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $1,162 for the nine months ended September 30, 2017 and $646 for the nine months ended October 1, 2016.

We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	September 30, 2017	October 1, 2016
Volatility rate	10.3%	10.6%
Risk-free interest rate	2.2%	1.8%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	8.9	9.5

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 30, 2017.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2017	1,599,296	$12.49
Granted	148,500	17.60
Exercised	(87,507)	10.59
Forfeited	(81,074)	13.34
Outstanding, September 30, 2017	1,579,215	$13.03	6.4 years	$7,217

Exercisable, September 30, 2017	851,215	$11.22	5.1 years	$5,422

As of September 30, 2017, there was approximately $1,707 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.7 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

Common shares are issued from treasury upon the exercise of stock options, SSARs, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$132	$90	$397	$280
Interest cost on projected benefit obligation	263	309	790	936
Expected return on plan assets	(169)	(276)	(508)	(829)
Settlement loss	—	—	—	453
Amortization of net actuarial loss	237	235	712	715
Amortization of prior service cost	17	—	48	—
Net pension expense of defined benefit pension plans	$480	$358	$1,439	$1,555

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The effective tax rate for the nine months ended September 30, 2017 is estimated to approximate 37.8%.  Our effective tax rate for the nine months ended October 1, 2016 was estimated at 39.2%.

At December 31, 2016, we had unrecognized tax benefits of $2,532, of which $2,053 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $107. At September 30, 2017, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2013, the U.S. Internal Revenue Service completed its audit of the Company's U.S. income tax returns for 2010 and 2011 and, during 2010, Canada Revenue Agency completed its audit of the Company's Canadian operations for 2006, 2007 and 2008. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2013. As of September 30, 2017, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the nine months ended September 30, 2017 and nine months ended October 1, 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(5,500)	$(6,662)	$(12,162)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$2,498	$—	$2,498
Amounts reclassified from accumulated other comprehensive income (loss)	—	760	760
Tax effect	—	(289)	(289)
Net of tax amount	2,498	471	2,969
Balance at September 30, 2017	$(3,002)	$(6,191)	$(9,193)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(6,244)	$(7,150)	$(13,394)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$1,487	$—	$1,487
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,064	1,064
Tax effect	—	(410)	(410)
Net of tax amount	1,487	654	2,141
Balance at October 1, 2016	$(4,757)	$(6,496)	$(11,253)

The change in defined benefit pension plans of $760 for the nine months ended September 30, 2017 and the $1,064 for the nine months ended October 1, 2016 is included in net periodic pension expense and is classified in the condensed statement of operations as costs and expenses, general and administrative.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Income available to common shareholders:
Net income	$10,237	$8,141	$20,573	$17,262

Weighted-average shares:
Basic:
Outstanding	24,925	25,486	24,965	25,502
Partially-paid share subscriptions	195	211	586	633
Basic weighted-average shares	25,120	25,697	25,551	26,135

Diluted:
Basic from above	25,120	25,697	25,551	26,135
Incremental shares from assumed:
Exercise of stock subscription purchase rights	158	135	148	136
Exercise of stock options and awards	1,138	813	1,015	833
Diluted weighted-average shares	26,416	26,645	26,714	27,104

Net income per share:
Basic	$.41	$.32	$.81	$.66

Diluted	$.39	$.31	$.77	$.64

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common and Redeemable Shares Outstanding (continued)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended September 30, 2017 follows:

	Common Shares	Redeemable
	Net of Treasury Shares	Shares	Total
Shares outstanding at January 1, 2017	17,866,236	7,056,904	24,923,140
Shares purchased	(486,877)	(592,914)	(1,079,791)
Shares sold	184,669	283,427	468,096
Stock subscription offering -- cash purchases	69,227	—	69,227
Options and awards exercised	118,370	—	118,370
Shares outstanding at September 30, 2017	17,751,625	6,747,417	24,499,042
On September 30, 2017, we had 24,499,042 common and redeemable shares outstanding, employee options exercisable to purchase 851,215 common shares, partially-paid subscriptions for 781,088 common shares and purchase rights outstanding for 315,057 common shares.

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
September 30, 2017
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(Amounts in thousands, except share data)

L.    Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended September 30, 2017
Revenues	$124,540	$124,678	$370	$—		$249,588
Income (loss) from operations	6,854	14,616	(838)	(1,931)	(a)	18,701
Interest expense				(1,278)		(1,278)
Interest income				67		67
Other income (expense), net				(1,416)		(1,416)
Income before income taxes						$16,074
Segment assets, total	$180,031	$206,946	$—	$92,632	(b)	$479,609

Three Months Ended October 1, 2016
Revenues	$110,700	$112,211	$808	$—		$223,719
Income (loss) from operations	4,337	12,156	(1,012)	(439)	(a)	15,042
Interest expense				(1,159)		(1,159)
Interest income				62		62
Other income (expense), net				(1,066)		(1,066)
Income before income taxes						$12,879
Segment assets, total	$169,796	$177,275	$—	$96,814	(b)	$443,885

Nine Months Ended September 30, 2017
Revenues	$349,921	$335,564	$1,953	$—		$687,438
Income (loss) from operations	13,782	34,871	(4,725)	(4,257)	(a)	39,671
Interest expense				(3,607)		(3,607)
Interest income				210		210
Other income (expense), net				(3,200)		(3,200)
Income before income taxes						$33,074
Segment assets, total	$180,031	$206,946	$—	$92,632	(b)	$479,609

Nine Months Ended October 1, 2016
Revenues	$316,013	$311,490	$1,812	$—		$629,315
Income (loss) from operations	11,398	31,946	(5,098)	(4,038)	(a)	34,208
Interest expense				(3,186)		(3,186)
Interest income				190		190
Other income (expense), net				(2,821)		(2,821)
Income before income taxes						$28,391
Segment assets, total	$169,796	$177,275	$—	$96,814	(b)	$443,885

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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

Our assets and liabilities measured at fair value on a recurring basis at September 30, 2017 were as follows:

		Fair Value Measurements at September 30, 2017 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$17,794	$17,794	$—	$—

Liabilities:
Deferred compensation	$2,105	$—	$2,105	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$97,000	$97,000	$67,000	$67,000
Senior unsecured notes	12,000	12,387	18,000	18,509
Term loans, noncurrent	8,258	10,353	7,623	9,854
Total	$117,258	$119,740	$92,623	$95,363

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
September 30, 2017
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $2,020 and $1,148 as of September 30, 2017 and December 31, 2016, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $121,458 and $123,053 as of September 30, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $123,478 and $124,201 as of September 30, 2017 and December 31, 2016, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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

	Three Months Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	Percentage Change	September 30, 2017	October 1, 2016	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	63.2	63.6	(.4)	64.4	64.0	.4
Selling	18.2	18.1	.1	17.7	17.8	(.1)
General and administrative	5.8	6.7	(.9)	6.8	7.4	(.6)
Depreciation and amortization	5.5	5.8	(.3)	5.7	5.8	(.1)
Gain on sale of assets, net	(.2)	(.8)	.6	(.4)	(.4)	—

Income from operations	7.5	6.7	.8	5.8	5.4	.4

Other income (expense):
Interest expense	(.5)	(.5)	—	(.5)	(.5)	—
Interest income	—	—	—	—	—	—
Other, net	(.6)	(.5)	(.1)	(.5)	(.4)	(.1)

Income before income taxes	6.4	5.7	.7	4.8	4.5	.3

Income taxes	2.3	2.1	.2	1.8	1.8	—

Net income	4.1%	3.6%	.5%	3.0%	2.7%	.3%

Index

Third Quarter—Three Months Ended September 30, 2017 Compared to Three Months Ended October 1, 2016

Our results of operations for the three months ended September 30, 2017 compared to the three months ended October 1, 2016 follows:

	Three Months Ended
	September 30, 2017	October 1, 2016	Change	Percentage Change
Revenues	$249,588	$223,719	$25,869	11.6%

Costs and expenses:
Operating	157,615	142,333	15,282	10.7
Selling	45,508	40,528	4,980	12.3
General and administrative	14,501	14,921	(420)	(2.8)
Depreciation and amortization	13,749	12,765	984	7.7
Gain on sale of assets, net	(486)	(1,870)	1,384	(74.0)
	230,887	208,677	22,210	10.6

Income from operations	18,701	15,042	3,659	24.3
Other income (expense):
Interest expense	(1,278)	(1,159)	(119)	10.3
Interest income	67	62	5	8.1
Other, net	(1,416)	(1,066)	(350)	32.8
Income before income taxes	16,074	12,879	3,195	24.8

Income taxes	5,837	4,738	1,099	23.2

Net income	$10,237	$8,141	$2,096	25.7%

nm--not meaningful

Revenues--Revenues of $249,588 increased $25,869 compared with $223,719 in the third quarter 2016. Utility increased $13,840 or 12.5% compared with the third quarter 2016. The increase is attributable to increased storm-related services primarily related to Hurricane Irma in the Southeast United States. Residential and Commercial increased $12,467 or 11.1% compared with the third quarter 2016. Increases in storm-related services primarily related to Hurricane Irma in the Southeast United States, tree surgery, spraying and pest management were partially offset by a decrease in mowing and landscape materials. Total revenues of $249,588 include a reduction of production incentive revenue, recognized under the completed-performance method, of $35 during the third quarter 2017 compared with a reduction of $56 during the third quarter 2016.

Operating Expenses--Operating expenses of $157,615 increased $15,282 compared with the third quarter 2016 but, as a percentage of revenues, decreased .4% to 63.2%. Utility increased $8,369 or 10.0% compared with the third quarter 2016 but, as a percentage of revenues, decreased 1.6% to 73.9%. Increases in labor expenses, fuel expense, subcontractor expense, mileage, crew sustenance and insurance expense were partially offset by decreases in equipment maintenance expense. Residential and Commercial increased $6,603 or 11.4% compared with the third quarter 2016 and, as a percentage of revenues, increased .1% to 51.6%. Increases in labor expense, subcontractor expense, material, insurance, fuel, and equipment expense were the largest contributors to the increase.

Fuel costs of $7,148 increased $913, or 14.6%, from the $6,235 incurred in the third quarter 2016 and impacted operating expenses within all segments. The $913 increase included price increases approximating $386 and usage increases approximating $527.

Index

Selling Expenses--Selling expenses of $45,508 increased $4,980 compared with the third quarter 2016 and as a percentage of revenues increased .1% to 18.2%. Utility increased $2,588 or 23.7% over the third quarter 2016 and as a percentage of revenues increased 1.0% to 10.9%. Increases in field management wages and incentives, taxes and communication expense were partially offset by a decrease in travel expenses. Residential and Commercial increased $2,497 or 8.2% over the third quarter 2016 but, as a percentage of revenues decreased .7% to 26.5%. Increases in field management wages and incentive expense, office support wages and benefits, and employee development expenses were partially offset by a decrease in sales and marketing expense.

General and Administrative Expenses--General and administrative expenses of $14,501 decreased $420 from $14,921 in the third quarter 2016. Decreases in insurance and travel expenses were partially offset by increases in professional services and employee development expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $13,749 increased $984 from $12,765 in the third quarter of 2016.  The increase is attributable to capital expenditures necessary to support the business and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $486 for the third quarter 2017 decreased $1,384 from the $1,870 gain in the third quarter 2016 due to fewer average sales prices on fewer units sold as compared to the third quarter 2016.

Interest Expense--Interest expense of $1,278 increased $119 from the $1,159 incurred in the third quarter 2016. The increase is attributable to higher interest rates and higher-average debt levels necessary to fund operations, and capital expenditures during the third quarter of 2017, as compared with the third quarter of 2016.

Other, Net--Other, net, of $1,416 increased $350 from the $1,066 incurred in the third quarter 2016 and consisted of nonoperating income and expense, including foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the third quarter 2017 was $5,837, as compared to $4,738 for the third quarter 2016. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the three months ended September 30, 2017 is estimated to approximate 37.8%. Our annual effective tax rate for the three months ended October 1, 2016 was estimated at 39.2%.

Net Income--Net income of $10,237 for the third quarter 2017 was $2,096 more than the $8,141 experienced in the third quarter 2016.

Index

First Nine Months—Nine Months Ended September 30, 2017 Compared to Nine Months Ended October 1, 2016

Our results of operations for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 follows:

	Nine Months Ended
	September 30, 2017	October 1, 2016	Change	Percentage Change
Revenues	$687,438	$629,315	$58,123	9.2%

Costs and expenses:
Operating	442,799	402,638	40,161	10.0
Selling	121,858	111,717	10,141	9.1
General and administrative	46,808	46,735	73.2
Depreciation and amortization	38,939	36,396	2,543	7.0
Gain on sale of assets, net	(2,637)	(2,379)	(258)	10.8
	647,767	595,107	52,660	8.8

Income from operations	39,671	34,208	5,463	16.0
Other income (expense):
Interest expense	(3,607)	(3,186)	(421)	13.2
Interest income	210	190	20	10.5
Other, net	(3,200)	(2,821)	(379)	13.4
Income before income taxes	33,074	28,391	4,683	16.5

Income taxes	12,501	11,129	1,372	12.3

Net income	$20,573	$17,262	$3,311	19.2%

nm--not meaningful

Revenues--Revenues of $687,438 increased $58,123 compared with $629,315 in the first nine months of 2016. Utility Services increased $33,908 or 10.7% compared with the first nine months of 2016. The increase is attributable to increased storm-related services primarily related to Hurricane Irma in the Southeast United States and increased work year-over-year on existing accounts as well as new accounts. Residential and Commercial Services increased $24,074 or 7.7% from the first nine months of 2016. Increases in tree surgery, spraying, landscaping and pest management were partially offset by decreases in snow removal and mowing revenues. Total revenues of $687,438 include production incentive revenue, recognized under the completed-performance method, of $1,021 during the first nine months of 2017 compared with $1,040 during the first nine months of 2016.

Operating Expenses--Operating expenses of $442,799 increased $40,161 compared with the first nine months of 2016 and, as a percentage of revenues, increased .4% to 64.4%. Utility Services increased $26,056 or 11.0% compared with the first nine months of 2016 and, as a percentage of revenue increased .3% to 75.2%. Increases in labor expense, fuel, subcontractor expense, crew expense and insurance were partially offset by decreases in material, equipment maintenance expense and saw expense. Residential and Commercial Services increased $12,310 or 7.5% compared with the first nine months of 2016 but, as a percentage of revenue remained at 52.4%. Increases in labor expense, equipment maintenance expense, materials expense and insurance expense were partially offset by reductions in tools and parts expense.

Fuel costs of $19,471 increased $3,101, or 18.9%, from the $16,370 incurred in the first nine months of 2016 and impacted operating expenses within all segments. The $3,101 increase included price increases approximating $2,212 and usage increases approximating $889.

Index

Selling Expenses--Selling expenses of $121,858 increased $10,141 compared with the first nine months of 2016 but, as a percentage of revenues decreased .1% to 17.7%. Utility Services increased $4,321 or 13.0% over the first nine months of 2016 and, as a percentage of revenue increased .2% to 10.7%. Increases in field management wages and incentive expense, employee development expense and communication expense were partially offset by decreases in field management travel expense and employee development expense. Residential and Commercial Services experienced an increase of $6,356 or 7.8% over the first nine months of 2016 but as a percentage of revenue remained at 26.1%. Increases in field management wages and incentive expense, communication expense and employee development expense were partially offset by decreases in computer expense and sales, promotion and marketing expenses.

General and Administrative Expenses--General and administrative expenses of $46,808 increased $73 from $46,735 in the first nine months of 2016. Increases in salary and incentive expense and professional service expense were partially offset by decreases in insurance expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $38,939 increased $2,543 from $36,396 incurred in the first nine months of 2016. The increase is attributable to higher capital expenditures necessary to support the business and purchases of businesses.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,637 for the first nine months of 2017 increased $258 from the $2,379 gain in the first nine months of 2016 due to more units sold in the first nine months of 2017 as compared with the first nine months of 2016.

Interest Expense--Interest expense of $3,607 increased $421 from the $3,186 incurred in the first nine months of 2016. The increase is attributable to higher-average debt levels necessary to fund operations, capital expenditures and purchases of businesses during the first nine months of 2017, as compared with the first nine months of 2016.

Other, Net--Other, net, of $3,200 increased $379 from the $2,821 incurred in the first nine months of 2016 and consisted of nonoperating income and expense, including foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.

Income Taxes--Income tax expense for the first nine months of 2017 was $12,501, as compared to $11,129 for the first nine months of 2016. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 effective tax rate for the first nine months of 2017 is estimated to approximate 37.8%. Our effective tax rate for the first nine months of 2016 was 39.2%.

Net Income--Net income of $20,573 for the first nine months of 2017 was $3,311 more than the $17,262 experienced in the first nine months of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary

Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and October 1, 2016 follow:

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash provided by (used in):
Operating activities	$38,429	$35,543
Investing activities	(52,448)	(49,889)
Financing activities	15,248	18,492
Increase in cash	$1,229	$4,146

Cash Provided By Operating Activities--Cash provided by operating activities was $38,429 for the first nine months of 2017, or $2,886 more than the $35,543 provided in the first nine months of 2016. The $2,886 increase in operating cash flow was primarily attributable to an increase of $2,543 in depreciation and amortization, a $3,311 increase in net income, and a $729 decrease in cash provided by operating assets and liabilities, excluding accounts receivable, partially offset by $2,362 more cash used by accounts receivable.

Overall, accounts receivable increased $23,135 during the first nine months of 2017, as compared to the increase of $20,773 during the first nine months of 2016. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2017 increased five days to 62 days, as compared to the end of the first nine months of 2016. The DSO at October 1, 2016 was 57 days.

Operating liabilities increased $12,139 in the first nine months of 2017, or $1,867 more than the $10,272 increase in the first nine months of 2016. Accounts payable and accrued expenses increased $3,754 during the first nine months of 2017 as compared with a decrease of $46 for the first nine months of 2016. Increases in trade payables, self insurance accruals, income taxes payable and employee compensation accruals were partially offset by decreases in advance payments from customers. Self-insurance accruals increased $8,385 in the first nine months of 2017, which was $1,933 less than the increase of $10,318 experienced in the first nine months of 2016. The increase occurred within our workers' compensation, general liability and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance and the self-insured risk retention.

The change in operating assets and liabilities other, net, increased $9,644 for the first nine months of 2017 as compared with an increase of $7,048 for the first nine months of 2016, with the $2,596 net change related primarily to increases in operating supplies, prepaid expenses and a decrease in pension and post-retirement benefits.

Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2017 was $52,448, or $2,559 more than the $49,889 used during the first nine months of 2016. An increase in the purchase of businesses and capital expenditures for equipment, land and buildings was partially offset by an increase in proceeds from sale of assets.

Cash Provided By Financing Activities--Cash provided by financing activities of $15,248 decreased $3,244 during the first nine months of 2017 as compared with $18,492 of cash provided during the first nine months of 2016. During the first nine months of 2017, our revolving credit facility provided $30,000 in cash as compared with $28,500 provided during the first nine months of 2016. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments of notes payable used $4,610 during the first nine months of 2017, an increase of $2,704 when compared to the $1,906 used in the first nine months of 2016. Treasury share transactions (purchases and sales) used $8,244 for the first nine months of 2017, $2,109 more than the $6,135 used in the first nine months of 2016, and included $1,043 of cash received from our

Index

common share subscriptions. Dividends paid of $1,898 during the first nine months of 2017 decreased $69 as compared with $1,967 paid in the first nine months of 2016.

The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note O, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP approximated $8,778 and $3,808 for the nine months ended September 30, 2017 and October 1, 2016, respectively. Share repurchases, other than redeemable common shares, approximated $10,734 and $11,524 during the nine months ended September 30, 2017 and October 1, 2016, respectively.

Revolving Credit Facility--As of September 30, 2017, we had a $175,000 revolving credit facility with a group of banks, which was to expire in November 2018 and permitted borrowings, as defined, up to $175,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $15,000. Under certain circumstances, the amount available under the revolving credit facility could be increased to $210,000.  The revolving credit facility contained certain affirmative and negative covenants customary for this type of facility and included financial covenant ratios with respect to a maximum leverage ratio and a maximum balance-sheet leverage ratio.

As of September 30, 2017, we had unused commitments under the facility approximating $73,929, with $101,071 committed, consisting of borrowings of $97,000 and issued letters of credit of $4,071.

Borrowings outstanding bore interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .75% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate was the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .25% was also required based on the average daily unborrowed commitment.

On October 6, 2017, we entered into a $250,000 Third Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders and issuing banks, which replaces the $175,000 credit agreement, dated as of November 7, 2013. The Credit Agreement provides for a revolving credit commitment of $250,000, which includes a letter of credit commitment of $100,000 and a swing line commitment of $25,000. Under certain circumstances, we may increase the revolving credit commitment amount to $325,000. The commitments will expire on October 6, 2022, or such earlier date on which the commitments shall have been terminated in accordance with the provisions of the Credit Agreement. Proceeds of borrowings under the Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our election, (a) LIBOR plus a margin of .875% to 1.50% that is adjusted based on the Company's leverage ratio at the time of such borrowings or (b) the base rate. Fees payable by the Company under the Credit Agreement include a letter of credit fee (the margin applicable to LIBOR borrowings), a letter of credit fronting fee with respect to each letter of credit (.10%) and commitment fees on the average daily unused portion of the total revolving credit commitment (a range of .10% to .225%, based on the Company's leverage ratio).

The Credit Agreement contains customary events of default and restrictive covenants (subject to negotiated exceptions and baskets), including restrictions on liens, indebtedness, investments and loans, acquisitions and mergers, sales of assets, and payments of dividends and stock repurchases. In addition, during the term of the Credit Agreement, the Company is required to maintain a maximum leverage ratio (not to exceed 3.00 to 1.00,

Index

with exceptions in case of material acquisitions) and a maximum interest coverage ratio (less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Credit Agreement.

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

As of September 30, 2017, we had issued letters of credit of $58,150 under the terms of the AR securitization program.

Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of September 30, 2017--to the bank in exchange for the bank issuing letters of credit ("LCs").

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

Index

Contractual Obligations Summary and Commercial Commitments

The following summarizes our long-term contractual obligations, as of September 30, 2017, to make future payments for the periods indicated:

		Three Months Ending December 31, 2017
			Year Ending December 31,
Description	Total		2018	2019	2020	2021	Thereafter
Revolving credit facility	$97,000	$—	$97,000	$—	$—	$—	$—
Senior unsecured notes	18,000	—	6,000	6,000	6,000	—	—
Term loans	20,410	14,039	1,141	895	4,335	—	—
Capital lease obligations	2,573	685	694	664	520	10	—
Operating lease obligations	14,360	1,592	4,559	3,380	2,398	1,165	1,266
Self-insurance accruals	71,223	13,686	18,162	12,570	7,828	4,256	14,721
Purchase obligations	11,313	11,313	—	—	—	—	—
Other liabilities	17,319	1,343	1,343	1,385	1,965	2,351	8,932
	$252,198	$42,658	$128,899	$24,894	$23,046	$7,782	$24,919

The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable for goods and services that we have negotiated for delivery as of September 30, 2017. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of September 30, 2017, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.

As of September 30, 2017, total commitments related to issued letters of credit were $64,221, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization program, and $2,000 were issued under short-term lines of credit. As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2017 through 2023. We intend to renew the surety bonds where appropriate and as necessary.

Capital Resources

Cash generated from operations and our revolving credit facility are our primary sources of capital.

Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At September 30, 2017, we had working capital of $82,295, and short-term lines of credit approximating $7,204 and $73,929 available under our revolving credit facility.

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

Index

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

The effective date and the transition requirements for the Updates are the same as the effective date of Topic 606 ASU 2015-14, which becomes effective for Davey Tree beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The new revenue guidance will supersede existing revenue guidance affecting our Company, and may also affect our business processes and our information technology systems.
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

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part II - Item 1A. Risk Factors." of this quarterly report on Form 10-Q and in our annual report on Form 10-K/A for the year ended December 31, 2016 in “Part I - Item 1A. Risk Factors.”

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

During the quarter ended September 30, 2017, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures.

(a) Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness described below, the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon our initial evaluation, our management concluded that our internal control over financial reporting was effective as of July 1, 2017. Subsequent to filing previously issued quarterly reports on Form 10-Q, including April 1, 2017 and July 1, 2017 financial statements, an error was discovered related to the classification of shares of the Company’s common stock held by the Davey 401KSOP and ESOP Plan which were historically classified as permanent equity rather than temporary equity in the mezzanine section of the balance sheet. This error resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the year ended December 31, 2016 as well as the financial statements included in the Company's Form 10-Q's for the quarters ended April 1, 2017 and July 1, 2017. This error, which was not detected timely by management, was the result of inadequate design, as well as insufficient operating effectiveness, of the control pertaining to the Company’s review of redemption provisions and associated fair value and classification of the common shares held by the Davey 401KSOP and ESOP (the Plan) as well as shares distributed from the Plan, which remain subject to redemption. The deficiency is considered to be indicative of a material weakness in our internal control over financial reporting. The material weakness continued to exist as of September 30, 2017.

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
We are restating our consolidated financial statements for the fiscal year ended December 31, 2016 and for the first and second quarterly periods of 2017 to correct an accounting error in the method historically used by the

Index

Company to classify shares of the Company’s common stock held by The Davey 401KSOP and ESOP Plan on the Company’s consolidated balance sheet. For a discussion of this error and the related adjustment, see Note B to the Consolidated Financial Statements of the Company included in this report. In connection with this restatement, we have identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, management has concluded that we did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of December 31, 2016. The material weakness continued to exist as of April 1, 2017, July 1, 2017 and September 30, 2017.

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

The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2017. The numbers in the following table have been adjusted for a two-for-one stock split, effected in the form of a 100% stock dividend paid on June 15, 2017 to shareholders of record at the close of business on June 1, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2017
January 1 to January 28	610	$16.95	n/a	n/a
January 29 to February 25	548	16.95	n/a	n/a
February 26 to April 1	117,878	17.60	n/a	n/a
Total First Quarter	119,036	17.59

April 2 to April 29	270,158	17.60	n/a	n/a
April 30 to May 27	434,290	17.60	—	200,000
May 28 to July 1	118,551	17.60	—	200,000
Total Second Quarter	822,999	17.60

July 2 to July 29	550	17.60	—	200,000
July 30 to August 26	72,969	18.30	—	200,000
August 27 to September 30	64,237	18.30	—	200,000
Total Third Quarter	137,756	18.30

Total Year-to-Date	1,079,791	$17.69

n/a--Not applicable. There are no publicly announced plans or programs to purchase common shares.

Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note O, The Davey 401KSOP and Employee Stock Ownership Plan). The purchases described above were added to our treasury stock.

At the Annual Meeting of Shareholders of the Company held on May 16, 2017, the shareholders of the Company approved proposals to amend the Company's Articles of Incorporation to (i) expand the Company's current right

Index

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

Item 6.	Exhibits.

See Exhibit Index page below.

Index

Exhibit Index

Exhibit No.	Description

10.1 *	Agreement, dated as of July 22, 2017, between the Company and Karl J. Warnke.	Filed Herewith

10.2
Third Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and PNC Bank, National Association and Wells Fargo Bank, N.A., as co-documentation agents, dated as of October 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2017).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith

* Management contract or compensatory plan or arrangement.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	November 21, 2017	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 21, 2017	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)