Form 10-K
period 2017-12-31
DAVEY TREE EXPERT CO
filed 2018-03-16
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common Shares, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

(Check one):	☐	Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging Growth Company
	☐	Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 24,227,668 Common Shares outstanding as of March 9, 2018. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 1, 2017 was $390,025,072. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be held on May 15, 2018, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

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
We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2017, we had revenues of approximately $104 million, or approximately 11% of total revenues, from Pacific Gas & Electric Company ("PG&E"), our largest customers.
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
Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility to provide the necessary funds for our operations. You can find more information about our bank commitments in “Liquidity and Capital Resources” on pages 23-26 of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Employees
We employed approximately 8,200 employees at December 31, 2017. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.
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
Item 2.  Properties.
Our corporate headquarters campus is located in Kent, Ohio, which, along with several other properties in the surrounding area, includes The Davey Institute's research, technical support and laboratory diagnostic facilities.
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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	29	Owned	274,271	15
Utility	3	Owned	36,037	3
Residential and Commercial, and Utility	3	Owned	30,080	3
We also rent approximately 151 properties in 31 states and four provinces.
None of our owned or rented properties used by our business segments is individually material to our operations.
Item 3.  Legal Proceedings.
In November 2017, a suit was filed against Davey Tree, its subsidiary, Wolf Tree, Inc., a former Davey employee, two Wolf employees, and a former Wolf employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee in Savannah, Georgia, who was killed in August 2017. The Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for three of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.
On a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not accrue legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
Item 4.  Mine Safety Disclosures.
Not applicable.

Executive Officers of the Company.
Our executive officers and their present positions and ages as of March 1, 2018 follow:

Name	Age	Position	Years with Company	Served as an Executive Officer Since

Patrick M. Covey	54	President and Chief Executive Officer	26	2007

Joseph R. Paul, CPA	56	Executive Vice President, Chief Financial Officer and Secretary	12	2005

Lawrence S. Abernathy	67	Vice President, Davey Tree Surgery Company	48	2015

Christopher J. Bast, CPA, CTP	50	Vice President and Treasurer	4	2013

James E. Doyle	49	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	28	2014

Gregory M. Ina	46	Executive Vice President, The Davey Institute and Employee Development	22	2016

Dan A. Joy	60	Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services	41	2013

Brent R. Repenning	46	Executive Vice President, U.S. Utility and Davey Resource Group	23	2014

Thea R. Sears, CPA	49	Vice President and Controller	24	2010

James F. Stief	63	Executive Vice President, U.S. Residential Operations	39	2010

Mark J. Vaughn	63	Vice President and General Manager, Eastern Utility Services	45	2013
Mr. Covey was appointed Chief Executive Officer effective July 21, 2017 and served as President and Chief Operating Officer since March 4, 2016 and as a Director since May 20, 2014. He previously served as President and Chief Operating Officer, U.S. Operations, having been appointed in April 2014, and as Chief Operating Officer, U.S. Operations, having been appointed in February 2012. Prior to that time, Mr. Covey served as Executive Vice President, having been appointed in January 2007, Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005, and Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.
Mr. Paul was elected Executive Vice President, Chief Financial Officer and Secretary effective March 4, 2016 and served as Chief Financial Officer and Secretary, having been appointed in March 2013. Prior to that time, he served as Vice President and Treasurer, having been appointed in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005.

Mr. Abernathy was elected Vice President, Davey Tree Surgery Company, effective November 1, 2107 having previously served as Vice President and General Manager, Davey Tree Surgery Company, since April 2012, and as Senior Vice President, Davey Tree Surgery Company, having been appointed in July 2010. Prior to that time, he served as Vice President, Utility Operations, having been appointed in April 1995. Previously, having joined Davey Tree in 1969, Mr. Abernathy held various managerial positions, including Operations Manager, Area Manager and Account Manager.
Mr. Bast was elected Vice President effective September 18, 2017 having previously served as Treasurer since April 2013. Mr. Bast joined Davey Tree in March 2013 and prior to joining us, served in various management positions from 1994 to 2013 at Diebold, Incorporated, a provider of self-service delivery and security systems.
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
Mr. Ina was elected Executive Vice President, The Davey Institute and Employee Development in July 2017, having previously served as Vice President and General Manager of Research, Recruiting and Human Resource Development effective April 4, 2016, and having previously been elected an officer effective March 4, 2016. Prior to this time, he served as Vice President and General Manager of the Davey Institute, having been appointed in May 2009 and General Manager of the Davey Institute, having been appointed in May 2006. Previously, having joined Davey Tree in 1996, Mr. Ina held various managerial and operational positions in the Davey Institute and Davey Resource Group.
Mr. Joy was elected Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services, effective August 15, 2014 and served as Executive Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2014. Prior to that time, he served as Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2013, and Vice President, Commercial Landscape Services, having been appointed in December 2004. Previously, having joined Davey Tree in 1976, Mr. Joy held various managerial positions, including Operations Manager, District Manager and Assistant District Manager.
Mr. Repenning was elected Executive Vice President, U.S. Utility and Davey Resource Group in July 2017, having previously served as Senior Vice President, Davey Resource Group and Eastern Utility, effective October 2, 2016 and served as Vice President and General Manager, Davey Resource Group, having been appointed in June 2010. Prior to that time, he served as Vice President, Davey Resource Group, having been appointed in October 2009. Previously, having joined Davey Tree in 1994, Mr. Repenning held various managerial and operational positions, including Regional Manager, Production Manager and Supervisor.
Ms. Sears was elected Vice President effective September 18, 2017 having served as Controller since September 16, 2016 and prior to that, served as Assistant Controller, having been appointed in May 2010. Prior to that time, she served as Manager of Financial Accounting, having been appointed in April 1998, and as Supervisor of Financial Accounting, having been appointed in September 1995.  Having joined Davey Tree in 1993, Ms. Sears has held a variety of roles in financial reporting, managerial reporting and operations accounting.
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

PART II
Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note N). These purchases are added to our treasury stock.
Record Holders and Common Shares
On March 9, 2018 we had 3,800 record holders of our common shares.
On March 9, 2018 we had 24,227,668 common shares outstanding and options exercisable to purchase 800,615 common shares, partially-paid subscriptions for 764,382 common shares and purchase rights outstanding for 309,389 common shares.
Dividends
The following table sets forth, for the periods indicated, the cash dividends declared per common share (in cents). The numbers in the following table have been adjusted for a two-for-one stock split, effected in the form of a 100% stock dividend paid on June 15, 2017 to shareholders of record at the close of business on June 1, 2017.

	Year Ended December 31,
Quarter	2017	2016
1	2.50	2.50
2	2.50	2.50
3	2.50	2.50
4	2.50	2.50
Total	10.00	10.00
We presently expect to pay comparable cash dividends in 2018.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities
The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2017. The numbers in the following table have been adjusted for a two-for-one stock split, effected in the form of a 100% stock dividend paid on June 15, 2017 to shareholders of record at the close of business on June 1, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2017
January 1 to January 28	610	$16.95	n/a	n/a
January 29 to February 25	548	16.95	n/a	n/a
February 26 to April 1	117,878	17.60	n/a	n/a
Total First Quarter	119,036	17.59

April 2 to April 29	270,158	17.60	n/a	n/a
April 30 to May 27	434,290	17.60	—	200,000
May 28 to July 1	118,551	17.60	—	200,000
Total Second Quarter	822,999	17.60

July 2 to July 29	550	17.60	—	200,000
July 30 to August 26	72,969	18.30	—	200,000
August 27 to September 30	64,237	18.30	—	200,000
Total Third Quarter	137,756	18.30

October 1 to October 28	385,955	18.30	59,705	140,295
October 29 to December 2	181,822	18.30	10,534	129,761
December 3 to December 31	50,156	18.30	—	129,761
Total Fourth Quarter	617,933	18.30	70,239

Total Year to Date	1,697,724	$17.91	70,239	—

n/a--Not applicable. There were no publicly announced plans or programs to purchase common shares.

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

On May 17, 2017, in accordance with the amendments to the Articles approved by the Company's shareholders at the Annual Meeting, the Company's Board of Directors authorized the Company to repurchase up to 100,000 common shares (200,000 common shares on a post-split basis). Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

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

	2012	2013	2014	2015	2016	2017
Davey Tree	100	115	132	144	156	170
S&P 500 Index	100	132	151	153	171	208
Peer Group	100	131	134	140	201	246
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

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$915,958	$845,678	$821,904	$789,911	$713,848
Costs and expenses:
Operating	587,333	541,486	528,899	508,677	462,646
Selling	167,934	152,106	144,234	140,027	120,842
General and administrative	64,589	61,789	59,798	54,970	50,654
Depreciation	50,702	47,284	44,677	40,970	38,231
Amortization of intangible assets	2,384	2,306	2,214	2,070	1,980
Gain on sale of assets, net	(3,989)	(4,664)	(2,026)	(806)	(1,294)
Income from operations	47,005	45,371	44,108	44,003	40,789
Interest expense	(4,886)	(4,393)	(3,355)	(2,948)	(2,708)
Interest income	292	255	249	295	311
Other expense	(4,417)	(3,989)	(5,744)	(3,050)	(2,827)
Income before income taxes	37,994	37,244	35,258	38,300	35,565
Income taxes	15,874	14,960	13,460	15,131	12,712
Net income	$22,120	$22,284	$21,798	$23,169	$22,853
Earnings per share--diluted *	$.83	$.82	$.78	$.81	$.79
Shares used for computing per share amounts--diluted *	26,697	27,247	27,955	28,477	29,205

Other Financial Data:
Depreciation and amortization	$53,086	$49,590	$46,891	$43,040	$40,211
Capital expenditures	57,100	56,646	56,047	55,731	45,205
Cash flow provided by (used in):
Operating activities	56,776	55,370	62,689	49,279	56,310
Investing activities	(59,518)	(54,808)	(56,046)	(64,060)	(43,205)
Financing activities	6,410	(7,721)	(7,140)	17,335	(16,891)
Cash dividends declared per share *	$.1000	$.1000	$.1000	$.0925	$.0900

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$80,468	$59,868	$48,984	$49,916	$39,030
Current ratio	1.63	1.50	1.44	1.46	1.37
Property and equipment, net	193,183	179,436	166,422	160,883	136,884
Total assets	473,135	423,939	393,586	381,004	330,814
Long-term debt	119,210	92,623	85,104	81,306	50,034
Other long-term liabilities	63,878	60,565	55,464	54,854	44,371
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	123,520	124,201	127,089	123,668	113,694
Total common shareholders' equity	37,870	27,978	14,450	12,826	19,347
Redeemable common shares *	6,467	7,057	7,773	8,217	8,613
Common shares: *
Issued	36,447	35,857	35,141	34,697	34,301
Less: In treasury	18,693	17,991	17,427	16,584	16,036
Net outstanding	24,221	24,923	25,487	26,330	26,878
Stock options: *
Outstanding	1,529	1,599	1,634	1,540	1,324
Exercisable	801	751	834	778	684
ESOT valuation per share *	$19.10	$17.60	$16.35	$15.05	$13.20
* Prior periods have been adjusted for the two-for-one stock split, effective June 1, 2017, as discussed in Note B to the audited financial statements included in Item 8.
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in thousands, except share data)
Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2017 Results;

▪	Results of Operations, including fiscal 2017 compared to fiscal 2016, fiscal 2016 compared to fiscal 2015, liabilities for uncertain income tax positions, and other matters;

▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;

▪	Recent Accounting Guidance;

▪	Critical Accounting Policies and Estimates; and

▪	Market Risk Information, including interest rate risk and foreign currency exchange rate risk.
OVERVIEW OF 2017 RESULTS
General
We provide a wide range of horticultural, arboricultural, environmental and consulting services to residential, commercial, utility and institutional customers throughout the United States and Canada.
Our Business--We have two reportable operating segments organized by type or class of customer: Residential and Commercial, and Utility.

Residential and Commercial--Residential and Commercial provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and natural resource management and consulting, forestry research and development, and environmental planning.
Utility--Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines, rights-of-way and chemical brush control; and natural resource management and consulting, forestry research and development and environmental planning.
All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in “All Other.”
Results of Operations
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2017	2016	2015	2017/2016	2016/2015
Revenues	100.0%	100.0%	100.0%	8.3%	2.9%
Costs and expenses:
Operating	64.1	64.0	64.3	8.5	2.4
Selling	18.3	18.0	17.5	10.4	5.5
General and administrative	7.1	7.3	7.3	4.5	3.3
Depreciation	5.5	5.6	5.4	7.2	5.8
Amortization of intangible assets	.3	.3	.3	3.4	4.2
Gain on sale of assets, net	(.4)	(.6)	(.2)	(14.5)	130.2
	94.9	94.6	94.6	8.6	2.9
Income from operations	5.1	5.4	5.4	3.6	2.9
Other income (expense):
Interest expense	(.5)	(.5)	(.4)	11.2	30.9
Interest income	—	—	—	nm	nm
Other	(.5)	(.5)	(.7)	10.7	(30.6)
Income before income taxes	4.1	4.4	4.3	2.0	5.6
Income taxes	1.7	1.8	1.6	6.1	11.1
Net income	2.4%	2.6%	2.7%	(.7)%	2.2%

nm--not meaningful
Revenues of $915,958 were 8.3% higher than last year’s revenues of $845,678. Utility revenues increased 7.7%, and Residential and Commercial revenues increased 8.6% from the prior year.
Overall, income from operations of $47,005 increased 3.6% from the $45,371 experienced in the prior year. Income from operations was $18,223 in Utility (a 5.4% decrease as compared with 2016) and $41,158 for Residential and Commercial (a 12.3% increase as compared with 2016).
Net income of $22,120 was $164 less than the $22,284 earned in 2016. The increase in income from operations was offset by increases in other nonoperating expenses of $428, income taxes of $914 and interest expense of $493.
Operating activities in 2017 provided cash of $56,776 as compared to $55,370 provided in 2016. The $1,406 net increase was primarily attributable to (i) $5,349 less cash used by accounts receivable, (ii) an increase of $3,496 in depreciation and amortization expense, (iii) an increase of $3,693 in deferred income taxes offset by (iv) $12,938 less cash provided from changes in operating assets and liabilities excluding accounts receivable.
Investing activities used $59,518 in cash, or $4,710 more than that used in 2016. Increases in expenditures for equipment, land and buildings and purchases of businesses were partially offset by fewer proceeds from the sales of assets.
Financing activities provided $6,410 in cash in 2017, $14,131 more than the $7,721 of cash used in 2016. The increase in cash provided of $14,131 was primarily attributable to (i) $20,500 more cash provided by our revolving credit facility, (ii) $2,247 more cash used for purchases of common shares, sale of common shares and cash received on common share subscription, net and (iii) $4,206 more cash used for payments of notes payable, long-term debt and capital leases. .
Fiscal 2017 Compared to Fiscal 2016
A comparison of our fiscal year 2017 results to 2016 follows:

	Year Ended December 31,
	2017	2016	Change	% Change
Revenues	$915,958	$845,678	$70,280	8.3%
Costs and expenses:
Operating	587,333	541,486	45,847	8.5
Selling	167,934	152,106	15,828	10.4
General and administrative	64,589	61,789	2,800	4.5
Depreciation	50,702	47,284	3,418	7.2
Amortization of intangible assets	2,384	2,306	78	3.4
Gain on sale of assets, net	(3,989)	(4,664)	675	(14.5)
	868,953	800,307	68,646	8.6
Income from operations	47,005	45,371	1,634	3.6
Other income (expense):
Interest expense	(4,886)	(4,393)	(493)	11.2
Interest income	292	255	37	14.5
Other	(4,417)	(3,989)	(428)	10.7
Income before income taxes	37,994	37,244	750	2.0
Income taxes	15,874	14,960	914	6.1
Net income	$22,120	$22,284	$(164)	(.7)%

Revenues--Revenues of $915,958 increased $70,280 compared with the $845,678 reported in 2016. Utility increased $33,348, or 7.7%, from the prior year. The increase is attributable to additional revenues from storm-related services provided as a result of Hurricane Irma in the Southeast United States and increased work year-over-year on existing accounts as well as new accounts. Residential and Commercial increased $35,150, or 8.6%, from 2016.  Increases in tree surgery, spraying, landscaping, pest management as well as storm-related work as a result of Hurricane Irma were partially offset by decreases in snow removal and mowing revenues. Higher contract rates on our tree pruning, tree removal and liquid services, increased storm revenue, increased productivity and additional revenue from the purchase of businesses accounted for the increase.  Total consolidated revenue of $915,958 includes production incentive revenue, recognized under the completed-performance method, of $2,336 during 2017 as compared with $2,827 during 2016.
Operating Expenses--Operating expenses of $587,333 increased $45,847 from the prior year, and as a percentage of revenues increased .1% to 64.1%. Utility experienced an increase of $28,043, or 8.7%, from 2016, and as a percentage of revenues increased .6% to 75.0%. Increases in employee labor and benefits expense, fuel expense, subcontractor expense, disposal expense and crew expenses associated with the increased revenues were partially offset by decreases in repair and maintenance expense and material expense. Residential and Commercial increased $16,234, or 7.5%, compared with 2016 but as a percentage of revenue decreased .4% to 52.2%. Increases primarily in employee labor and benefits expense, repair and maintenance expense, fuel expense, materials expense, subcontractor expense and crew expense account for the increase.

Fuel costs increased in 2017 as compared with fuel costs for 2016 and impacted operating expenses within both segments. During 2017, fuel expense of $27,427 increased $4,750, or 20.9%, from the $22,677 incurred in 2016. The $4,750 increase included price increases approximating $3,861 and usage increases approximating $889.
Selling Expenses--Selling expenses of $167,934 increased $15,828 from 2016 and as a percentage of revenues increased .3% to 18.3%. Utility increased $4,916, or 10.8%, from 2016 and as a percentage of revenue increased .3% to 10.8%. Increases in field management wages and incentive expense, office support wage expense, field management auto expense, rent expense and communication expense were partially offset by reductions in field management travel expense, local office expense, computer expense and employee development expense. Residential and Commercial increased $11,062, or 10.1%, from 2016 and as a percentage of revenue increased .3% to 27.1%. Increases primarily in field management wages and incentive expense, office support wage expense, sales and marketing expense, employee development expense, communication expense and field management travel expense were partially offset by a reduction in computer expense.
General and Administrative Expenses--General and administrative expenses increased $2,800 to $64,589, an increase of 4.5% from the $61,789 experienced in 2016 but as a percentage of revenues decreased .2% to 7.1%. Increases in pension expense, salary and incentive expense, stock compensation expense, computer expense and office rent expense were partially offset by a decrease in office expenses, communication expense and management travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $53,086 increased $3,496 from the prior year and as a percentage of revenues decreased .1% to 5.8%. The increase is attributable to higher capital expenditures for equipment, land and buildings and an increase in amortization expense related to our purchases of businesses.
Gain on Sale of Assets--Gain on the sale of assets of $3,989 decreased $675 from the $4,664 experienced in 2016. The decrease is the result of lower average sales prices on units disposed of in 2017 as compared with 2016. In addition, the gain of $4,664 in 2016 also included the sale of a building.
Interest Expense--Interest expense of $4,886 increased $493 from the $4,393 incurred in 2016. The increase is attributable to higher average debt levels and borrowing rates necessary to fund operations and capital expenditures.
Other, Net--Other, net of $4,417 increased $428 from the $3,989 experienced in 2016. Other, net, consisted of nonoperating income and expense, including foreign currency gains on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for 2017 were $15,874, an effective tax rate of 41.8%, compared with income taxes for 2016 of $14,960, or an effective tax rate of 40.2%. The increase of 1.6% in the effective tax rate as compared to 2016 relates primarily to changes in our deferred taxes as a result of the Tax Cuts and Jobs Act (the "Tax Reform Act"), as described in Note Q, enacted in the fourth quarter of 2017.
Net Income--Net income of $22,120 was $164 less than the $22,284 earned in 2016. The increase in income from operations of $1,634 was offset by increases in other nonoperating expenses of $428, interest expense of $493 and income taxes of $914.

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
Fuel costs decreased in 2016 as compared with fuel costs for 2015 and impacted operating expenses within both segments. During 2016, fuel expense of $22,677 decreased $3,204, or 12.4%, from the $25,881 incurred in 2015. Substantially all of the $3,204 decrease relates to a decrease in price of fuel.
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
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2017, the U.S. Internal Revenue Service initiated an audit of the Company's U.S. income tax returns for 2015. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2013. As of December 31, 2017, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
Goodwill—Impairment Tests
Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2017 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2017 that would impact this conclusion.
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

If the fair values of the reporting units were less than the carrying values of the reporting units (including recorded goodwill), determined through the discounted projected cash flow methodology, goodwill impairment may be present. In such an instance, an impairment charge would be recognized for the amount by which the reporting unit’s carrying amount of goodwill exceeded the reporting unit's fair value of goodwill.
The carrying value of the recorded goodwill for all reporting units totaled $35,477 at December 31, 2017. Based upon the goodwill impairment analysis conducted in the fourth quarter 2017, a hypothetical reduction in the fair value of the individual reporting units of approximately 35% to 69% would not have resulted in the carrying value of the individual reporting units exceeding the reduced fair value.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations and our revolving credit facility are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2017 and December 31, 2016, are summarized as follows:

	2017	2016
Cash provided by (used in):
Operating activities	$56,776	$55,370
Investing activities	(59,518)	(54,808)
Financing activities	6,410	(7,721)
Effect of exchange rate changes on cash	447	135
Increase/(decrease) in cash	$4,115	$(7,024)
Net Cash Provided by Operating Activities--Operating activities in 2017 provided cash of $56,776 as compared to $55,370 provided in 2016. The $1,406 net increase was primarily attributable to (i) $5,349 less cash used by accounts receivable, (ii) an increase of $3,496 in depreciation and amortization expense, (iii) an increase of $3,693 in deferred income taxes offset by (iv) $12,938 less cash provided from changes in operating assets and liabilities.
Overall, accounts receivable increased $20,784 in 2017 as compared to the increase of $26,133 experienced in 2016. The increase in 2017 was attributable to the timing of payments from utility customers for work performed as a result of Hurricane Irma. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2017 increased by five days to 67 days, as compared to 2016. The DSO at December 31, 2016 was 62 days.
Accounts payable and accrued expenses increased $6,164 in 2017, $3,710 more than the increase of $2,454 experienced in 2016. Increases in employee compensation accruals, compensated absence accruals, health insurance accruals, income taxes payable, 401KSOP liabilities and professional service accruals were partially offset by decreases in advance payments from customers and employee savings withholdings.
Self-insurance accruals increased $4,856 in 2017, a change of $2,357 compared to the increase of $2,499 experienced in 2016. The increase occurred within all classifications (workers compensation, vehicle liability and general liability) and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.
Other assets, net, increased $11,011 in 2017, as compared to the $7,994 decrease in 2016. Decreases in pension liabilities and increases in operating supplies and prepaid expenses were partially offset by a reduction in refundable income taxes and deposits.
Net Cash Used in Investing Activities--Investing activities used $59,518 in cash, $4,710 more than the $54,808 used in 2016. Increases in the purchases of businesses along with capital expenditures for equipment and land and buildings necessary to support the business were partially offset by less proceeds from the sales of assets.
Net Cash Used in Financing Activities--Financing activities provided $6,410 in cash in 2017, $14,131 more than the $7,721 of cash used in 2016. Our revolving credit facility provided $33,000 as compared with the $12,500 provided during 2016. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Payments of notes payable totaled $2,144 and payments of long-term debt and capital leases totaled $6,548 during 2017. Purchases of common shares for treasury of $30,404 were partially offset by net cash received of $15,019 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2017 totaled $2,513.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N) such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $14,587 and $8,019 in 2017 and 2016, respectively. Purchases of common shares, other than redeemable common shares, approximated $15,979 and $17,271 in 2017 and 2016, respectively.

Revolving Credit Facility and 5.09% Senior Unsecured Notes--In October 2017, we amended our revolving credit facility. The Amended and Restated Credit Agreement provides for a revolving credit facility with a group of banks under which up to an aggregate of $250,000 is available, with a letter of credit sublimit of $100,000 and a swing line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000.
The Amended and Restated Credit Agreement extended the term of the revolving credit facility to October 6, 2022 from November 7, 2018. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Credit Agreement. As of December 31, 2017, we were in compliance with all financial covenants contained in our revolving credit facility.
As of December 31, 2017, we had unused commitments under the facility approximating $146,912, and $103,088 committed, which consisted of borrowings of $100,000 and issued letters of credit of $3,088. Borrowings outstanding bear interest, at our option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
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
The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on July 22, 2016 (the sixth anniversary of issuance).  The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of December 31, 2017, we were in compliance with all financial covenants.
Accounts Receivable Securitization Facility--In May 2017, we amended our accounts receivable securitization facility (the “AR securitization facility”), to extend the scheduled termination date for an additional one-year period, to May 8, 2018 and increase the limit of the facility from $60,000 to $100,000. Davey Tree has pledged a first priority security interest in certain trade receivables in exchange for the bank issuing letters of credit (“LCs”) with a committed facility limit of $100,000.
As of December 31, 2017, we had issued LCs of $58,150 under the terms of the AR securitization facility.
Under the AR securitization facility, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2017--to the bank in exchange for the bank issuing LCs.
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
Contractual Obligations Summary
The following is a summary of our long-term contractual obligations, as at December 31, 2017, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2018	2019	2020	2021	2022	Thereafter
Revolving credit facility	$100,000	$—	$—	$—	$—	$100,000	$—
Senior unsecured notes	18,000	6,000	6,000	6,000	—	—	—
Term loans	16,242	10,166	890	894	4,292	—	—
Capital lease obligations	2,510	651	660	657	542	—	—
Operating lease obligations	27,635	7,243	5,326	3,945	2,354	1,794	6,973
Self-insurance accruals	67,882	24,315	15,217	10,034	6,224	3,755	8,337
Purchase obligations	12,702	12,702	—	—	—	—	—
Other liabilities	19,966	5,436	6,403	1,989	2,376	1,790	1,972
	$264,937	$66,513	$34,496	$23,519	$15,788	$107,339	$17,282
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2017. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2017, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.
As of December 31, 2017, total commitments related to issued letters of credit were $63,242, of which $3,088 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit. As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.
Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2018 through 2023. We intend to renew the performance bonds where appropriate and as necessary.
Off-Balance Sheet Arrangements
There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.

Cash of $13,121 as of December 31, 2017 included $7,885 in the U.S. and $5,236 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate a portion of our 2017 Canadian earnings to satisfy our 2017 U.S. based cash flow needs.
Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2017, we had working capital of $80,468, unused short-term lines of credit approximating $7,042, and $146,912 available under our revolving credit facility.
Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions for at least the next twelve months and for the foreseeable future.
RECENT ACCOUNTING GUIDANCE
Recent Accounting Guidance
Accounting Standards Adopted in 2017
Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting--In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” with the objective to simplify several aspects of the accounting for share-based payment transactions, including: the income tax consequences; classification of awards as either equity or liabilities; classification of certain items on the statement of cash flows; and accounting for forfeitures. ASU 2016-09 became effective for Davey Tree on January 1, 2017 and we elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated condensed balance sheet was a cumulative-effect adjustment of $$162, increasing opening retained earnings and decreasing additional paid-in capital.
Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment--In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350),” which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test, which required entities to fair value their assets and liabilities using procedures that would be followed in an assumed business combination to arrive at the impairment charge. Under ASU 2017-04, the goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or interim periods beginning after December 15, 2019, which for Davey Tree is January 1, 2020. The Company early adopted ASU 2017-04 during the fourth quarter 2017 and the adoption had no effect on the Company’s consolidated financial statements or related disclosures.
Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting--In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on which changes in the terms or conditions of a share-based payment award require modification accounting under Topic 718. Modification accounting is required for changes in terms or conditions unless the fair value, vesting condition and classification of the modified award is the same as the original award. The update is effective for annual and interim periods beginning after December 15, 2017, which for Davey Tree would be January 1, 2018. The Company early adopted ASU 2017-09 during the fourth quarter 2017 and the adoption had no effect on the Company's consolidated financial statements or related disclosures.
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)--In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on how cash receipts and cash payments related to eight specific cash flow issues are presented and classified in the statement of cash flows, with the objective of reducing the existing diversity in practice. The update is effective for annual periods beginning after December 15, 2017, which for Davey Tree is January 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.
Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07,

“Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs will be included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost will be presented separately outside of income from operations. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, which for Davey Tree is January 1, 2018. Management is currently assessing the impact of the new standard on the Company’s consolidated financial statements and does not expect the adoption to have a material effect on the Company's consolidated financial statements.
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
This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented, referred to as the full retrospective method, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings, referred to as the modified retrospective method. The Company adopted the new standard on January 1, 2018, using the modified retrospective method.
Management has substantially completed the process of evaluating the effect of the adoption, which included reviewing representative samples of customer contracts for each revenue stream, analyzing those contracts under the new revenue standard, and comparing the conclusions to the current accounting policies and practices to identify potential changes, and determined that the adoption of ASU No. 2014-09 will not have a material impact on the Company’s financial statements. Based on management’s evaluation process, the majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised services over time. The Company is entitled to consideration for the services as they are performed, and the timing and amount of revenue recognized based on ASU No. 2014-09 is consistent with the Company’s revenue recognition policy under previous guidance. However, the Company will be required to expand its revenue disclosures as a result of adopting the new standard, which will primarily include disaggregation of revenue, changes in contract assets and liabilities, information about our performance obligations and significant judgments made in the application of the new standard. The Company has documented this evaluation and has implemented processes and controls for its revenue streams as warranted by the guidance.
Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company plans to adopt during the first quarter 2019. We are are in the process of identifying the population of leases affected and determining the information required to calculate the lease liability and right-of-use asset in addition to evaluating software to assist with future reporting.
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
Utility Customers--We generate a significant portion of revenues and corresponding accounts receivable from our Utility customers in the utility industry. One Utility customer, PG&E, approximated 11% of revenues during 2017, 12% during 2016 and 11% during 2015. Adverse conditions in the utility industry or individual utility customer operations may affect the collectibility of our receivables or our ability to generate ongoing revenues.
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
The following table provides information, as of December 31, 2017, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2017.

	Expected Maturity Date							Fair Value December 31, 2017
	2018	2019	2020	2021	2022	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$16,387	$7,419	$7,426	$4,834	$—	$—	$36,066	$38,559
Average interest rate	3.9%	4.6%	4.6%	5.3%	—	—
Variable rate	$431	$131	$125	$—	$100,000	$—	$100,687	$100,686
Average interest rate	4.0%	3.8%	4.0%	—	2.6%	—
Interest rates on the variable-rate debt, as of December 31, 2017, ranged from 2.5% to 13.0%.
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
For the year ended December 31, 2017, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.
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
(c) Management’s Annual Report on Internal Control over Financial Reporting
The Company implemented additional internal controls during the fourth quarter 2017 to remediate the material weakness pursuant to the restatement included in the 2016 Form 10-K and Form 10-Q’s for the quarters ended April 1, 2017 and July 1, 2017 relating to the classification of shares of the Company’s common stock held by the Davey 401KSOP and ESOP Plan which were historically classified as permanent equity rather than temporary equity in the mezzanine section of the balance sheet.

The Company has reviewed its internal control processes and procedures and has implemented the following changes to improve the precision of our review controls relating to redemption provisions and associated fair value and classification of our common shares related to the Plan.

•	Quarterly review of Plan statements from our third-party service provider.

•	New procedures to identify disposition of Davey common stock from the 401KSOP and ESOP.

•	Implemented additional reviews and reconciliations for transactions from the 401KSOP and ESOP.

•	Enhanced review controls regarding changes to plan documents.

•	Developed processes and controls around the fair value of the common shares in the 401KSOP and ESOP.
Based on our evaluation, and as a result of the additional processes and internal controls implemented above, our management concluded that the controls are functioning properly and that our internal control over financial reporting is effective as of December 31, 2017.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Patrick M. Covey	/s/ Joseph R. Paul	/s/ Thea R. Sears
Patrick M. Covey President and Chief Executive Officer	Joseph R. Paul Executive Vice President, Chief Financial Officer and Secretary	Thea R. Sears Vice President and Controller
Kent, Ohio
March 16, 2018
(d) Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the fourth quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company

Opinion on Internal Control over Financial Reporting
We have audited The Davey Tree Expert Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, The Davey Tree Expert Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
 /s/ Ernst & Young LLP
Akron, Ohio
March 16, 2018
Item 9B.  Other Information.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.
Information about our directors is in the section "Proposal One-Election of Directors" and "Corporate Governance-Transactions with Related-Persons, Promoters and Certain Control Persons" of our 2018 Proxy Statement, which is incorporated into this report by reference.
Information about our audit committee and our audit committee financial experts is in the section "Corporate Governance- Committees of the Board of Directors; Attendance-Audit Committee” of our 2018 Proxy Statement, which is incorporated into this report by reference.
Information required by Item 405 of Regulation S-K is in the section "Ownership of Common Shares-Section 16(a) Beneficial Ownership Reporting Compliance” of our 2018 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Corporate Governance-Shareholder Nominations for Director," which is incorporated into this report by reference.
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
Item 11.  Executive Compensation.
Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Executive Officers," "Corporate Governance-Committees of the Board of Directors; Attendance," "Corporate Governance-Compensation of Directors," "Corporate Governance-Role of the Board in Risk Oversight" for item and "Pay Ratio" 402(s) of Reg S-K of our 2018 Proxy Statement, which are incorporated into this report by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2018 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Compensation of Executive Officers-Equity Compensation Plan Information” of our 2018 Proxy Statement, which is incorporated into this report by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance-Board Independence” and "Corporate Governance-Transactions with Related-Persons, Promoters and Certain Control Persons" of our 2018 Proxy Statement, which is incorporated into this report by reference.
Item 14.  Principal Accountant Fees and Services.
Information about our principal accountant’s fees and services is in the section “Independent Auditors” of our 2018 Proxy Statement, which is incorporated into this report by reference.

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

10.1 *	Agreement, effective as of July 22, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.2
Third Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and PNC Bank, National Association and Wells Fargo Bank, N.A., as co-documentation agents, dated as of October 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2017).

10.3 *	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.4 *	2004 401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.5 *	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6 *	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.7 *
The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).

10.8 *	2014 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014).

EXHIBIT INDEX
Exhibit No.	Description

10.9 *	Stock Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

10.10
Receivables Financing Agreement, dated May 9, 2016, between The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association, and PNC Capital Markets LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.11
Receivables Purchase Agreement, dated May 9, 2016, between The Davey Tree Expert Company, Davey Tree Surgery Company, and Davey Receivables LLC (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.12
Receivables Financing Agreement Amendment No. 2, dated May 8, 2017, among Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2017).

10.13*
Management Incentive Compensation Plan, as last amended as of December 7, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2017).

10.14
Second Amendment to The Davey Tree Expert Company 401KSOP Match Restoration Plan, effective January 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017).

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

EXHIBIT INDEX

Exhibit No.	Description

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statements of Consolidated Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
Filed Herewith
* Management contracts or compensatory plans or arrangements.
 The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt.
Item 16.  Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2018.

THE DAVEY TREE EXPERT COMPANY

/s/ Patrick M. Covey
Patrick M. Covey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2017.

/s/ Donald C. Brown	/s/ John E. Warfel
Donald C. Brown Director	John E. Warfel Director

/s/ Patrick M. Covey	/s/ Karl J. Warnke
Patrick M. Covey Director, President and Chief Executive Officer (Principal Executive Officer)	Karl J. Warnke Director, Chairman of the Board of Directors

/s/ J. Dawson Cunningham	/s/ Joseph R. Paul
J. Dawson Cunningham Director	Joseph R. Paul Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ William J. Ginn	/s/ Thea R. Sears
William J. Ginn Director	Thea R. Sears Vice President and Controller (Principal Accounting Officer)

/s/ Douglas K. Hall
Douglas K. Hall Director

/s/ Sandra W. Harbrecht
Sandra W. Harbrecht Director

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CERTAIN EXHIBITS
FINANCIAL STATEMENTS SCHEDULES
YEAR ENDED DECEMBER 31, 2017
THE DAVEY TREE EXPERT COMPANY
KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets -- December 31, 2017 and 2016	F-3
Consolidated Statements of Operations -- Years ended December 31, 2017, 2016 and 2015	F-4
Consolidated Statements of Comprehensive Income -- Years ended December 31, 2017, 2016 and 2015	F-5
Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2017, 2016 and 2015	F-6
Consolidated Statements of Cash Flows -- Years ended December 31, 2017, 2016 and 2015	F-7
Notes to Consolidated Financial Statements -- December 31, 2017
A – Our Business	F-8
B – Summary of Significant Accounting Policies	F-8
C – Recent Accounting Guidance	F-11
D – Business Combinations	F-13
E – Accounts Receivable, Net and Supplemental Balance Sheet Information	F-13

F – Supplemental Operating Information	F-15
G – Supplemental Cash Flow Information	F-15
H – Identified Intangible Assets and Goodwill, Net	F-16
I – Short and Long-Term Debt and Commitments Related to Letters of Credit	F-17
J – Self-Insurance Accruals	F-19

K – Lease Obligations	F-20
L – Common Shares, Redeemable Common Shares and Preferred Shares	F-20
M – Accumulated Other Comprehensive Income (Loss)	F-22
N – The Davey 401KSOP and Employee Stock Ownership Plan	F-23

O – Stock-Based Compensation	F-23
P – Defined Benefit Pension Plans	F-27
Q – Income Taxes	F-33
R – Earnings Per Share Information	F-37

S – Operations by Business Segment and Geographic Information	F-37
T – Fair Value Measurements and Financial Instruments	F-39
U – Commitments and Contingencies	F-41
V – Quarterly Results of Operations (Unaudited)	F-42

Financial Statement Schedules:
None.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Akron, Ohio
March 16, 2018

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$13,121	$9,006
Accounts receivable, net	168,671	146,134
Operating supplies	10,069	7,277
Prepaid expenses	15,893	14,493
Other current assets	1,371	1,863
Total current assets	209,125	178,773
Property and equipment:
Land and land improvements	18,215	16,263
Buildings and leasehold improvements	40,285	37,676
Equipment	557,536	534,711
	616,036	588,650
Less accumulated depreciation	422,853	409,214
	193,183	179,436
Other assets	29,156	31,354
Identified intangible assets and goodwill, net	41,671	34,376
	$473,135	$423,939
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$16,315	$16,701
Current portion of capital leases	651	170
Accounts payable	45,093	41,283
Accrued expenses	42,816	37,659
Self-insurance accruals	23,782	23,092
Total current liabilities	128,657	118,905
Long-term debt	105,469	72,194
Senior unsecured notes	11,882	17,923
Capital leases	1,859	2,173
Self-insurance accruals	43,912	39,746
Other liabilities	19,966	20,819
	311,745	271,760

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP): 6,467 and 7,057 shares at redemption value as of December 31, 2017 and 2016	123,520	124,201

Common shareholders' equity:*
Common shares, $1.00 par value, per share; 48,000 shares authorized; 36,447 and 35,857 shares issued and outstanding before treasury shares and which excludes 6,467 and 7,057 shares subject to redemption as of December 31, 2017 and 2016	36,447	35,857
Additional paid-in capital	58,554	41,626
Common shares subscribed	7,529	8,209
Retained earnings	143,835	133,951
Accumulated other comprehensive loss	(8,393)	(12,162)
	237,972	207,481
Less: Cost of Common shares held in treasury; 18,693 shares in 2017 and 17,991 in 2016	198,327	176,530
Common shares subscription receivable	1,775	2,973
	37,870	27,978
	$473,135	$423,939
* Prior period has been adjusted for the two-for-one stock split

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues	$915,958	$845,678	$821,904
Costs and expenses:
Operating	587,333	541,486	528,899
Selling	167,934	152,106	144,234
General and administrative	64,589	61,789	59,798
Depreciation	50,702	47,284	44,677
Amortization of intangible assets	2,384	2,306	2,214
Gain on sale of assets, net	(3,989)	(4,664)	(2,026)
	868,953	800,307	777,796
Income from operations	47,005	45,371	44,108
Other income (expense):
Interest expense	(4,886)	(4,393)	(3,355)
Interest income	292	255	249
Other	(4,417)	(3,989)	(5,744)

Income before income taxes	37,994	37,244	35,258
Income taxes	15,874	14,960	13,460

Net income	$22,120	$22,284	$21,798

Share data:*
Earnings per share--basic	$.87	$.85	$.81

Earnings per share--diluted	$.83	$.82	$.78

Weighted-average shares outstanding:*
Basic	25,557	26,212	26,931

Diluted	26,697	27,247	27,955

Dividends declared per share*	$.100	$.100	$.100

* Prior periods adjusted for the two-for-one stock split

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$22,120	$22,284	$21,798
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains/(losses)	2,195	744	(5,093)
Defined benefit pension plans:
Net (loss)/gain arising during the year	(1,286)	(1,219)	326
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	2,822	1,912	2,863
Prior service cost	38	(205)	33
	2,860	1,707	2,896
Defined benefit pension plan adjustments	1,574	488	3,222

Total other comprehensive income (loss), net of tax	3,769	1,232	(1,871)

Comprehensive income	$25,889	$23,516	$19,927

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2017		2016		2015
	Shares*	Amount	Shares*	Amount	Shares*	Amount
Common shares
At beginning of year	35,857	$35,857	35,141	$35,141	34,697	$34,697
Change in 401KSOP and ESOP related shares	590	590	716	716	444	444
At end of year	36,447	36,447	35,857	35,857	35,141	35,141
Additional paid-in capital
At beginning of year		41,626		24,340		9,520
Shares sold to employees		5,690		4,182		6,066
Options exercised		76		(992)		(152)
Subscription shares, issued		(35)		21		83
Stock-based compensation		1,220		2,860		2,357
Change in 401KSOP and ESOP related shares		9,977		11,215		6,466
At end of year		58,554		41,626		24,340
Common shares subscribed, unissued
At beginning of year	834	8,209	872	8,591	952	9,381
Common shares, issued	(59)	(567)	(32)	(325)	(68)	(676)
Cancellations	(11)	(113)	(6)	(57)	(12)	(114)
At end of year	764	7,529	834	8,209	872	8,591
Retained earnings
At beginning of year		133,951		123,307		114,504
Net income		22,120		22,284		21,798
Dividends, $ .10 per share		(2,513)		(2,597)		(2,663)
Stock-based compensation		162		—		—
Change in the fair value of 401KSOP and ESOP related shares		(9,885)		(9,043)		(10,332)
At end of year		143,835		133,951		123,307
Accumulated other comprehensive income (loss), net of tax
At beginning of year		(12,162)		(13,394)		(11,523)
Currency translation adjustments		2,196		744		(5,093)
Defined benefit pension plans		1,573		488		3,222
At end of year		(8,393)		(12,162)		(13,394)
Common shares held in treasury
At beginning of year	17,991	(176,530)	17,427	(159,429)	16,584	(138,155)
Shares purchased	1,698	(30,566)	1,492	(25,290)	1,648	(25,395)
Shares sold to employees	(663)	5,206	(617)	5,298	(576)	2,198
Options exercised	(242)	2,634	(262)	2,442	(143)	1,225
Subscription shares, issued	(91)	929	(49)	449	(86)	698
At end of year	18,693	(198,327)	17,991	(176,530)	17,427	(159,429)
Common shares subscription receivable
At beginning of year	(834)	(2,973)	(872)	(4,106)	(952)	(5,600)
Payments	59	1,123	32	1,104	68	1,434
Cancellations	11	75	6	29	12	60
At end of year	(764)	(1,775)	(834)	(2,973)	(872)	(4,106)
Common shareholders' equity at December 31	17,754	$37,870	17,866	$27,978	17,714	$14,450

* Prior periods adjusted for the two-for-one stock split

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$22,120	$22,284	$21,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,702	47,284	44,677
Amortization	2,384	2,306	2,214
Gain on sale of assets	(3,989)	(4,664)	(2,026)
Deferred income taxes	3,753	60	(2,975)
Other	2,581	1,286	2,399
Changes in operating assets and liabilities:
Accounts receivable	(20,784)	(26,133)	(8,403)
Accounts payable and accrued expenses	6,164	2,454	1,722
Self-insurance accruals	4,856	2,499	1,446
Other assets, net	(11,011)	7,994	1,837
	34,656	33,086	40,891
Net cash provided by operating activities	56,776	55,370	62,689
Investing activities
Capital expenditures:
Equipment	(53,128)	(54,147)	(52,466)
Land and buildings	(3,972)	(2,499)	(3,581)
Proceeds from sales of property and equipment	5,034	5,635	2,650
Purchases of businesses	(7,452)	(3,797)	(2,649)
Net cash used in investing activities	(59,518)	(54,808)	(56,046)
Financing activities
Revolving credit facility borrowings/(payments), net	33,000	12,500	10,000
(Payments)/borrowings of notes payable	(2,144)	656	6,720
Payments of long-term debt and capital leases	(6,548)	(5,142)	(6,624)
Purchase of common shares for treasury	(30,404)	(25,290)	(25,395)
Sale of common shares from treasury	13,820	11,019	9,328
Cash received on common-share subscriptions	1,199	1,133	1,494
Dividends	(2,513)	(2,597)	(2,663)
Net cash provided by (used in) financing activities	6,410	(7,721)	(7,140)
Effect of exchange rate changes on cash	447	135	(1,888)
Increase (Decrease) in cash	4,115	(7,024)	(2,385)
Cash, beginning of year	9,006	16,030	18,415
Cash, end of year	$13,121	$9,006	$16,030

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2017
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
December 31, 2017
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)
may not be recoverable, an impairment loss would be recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of the estimated future cash flows.
Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2017 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2017 that would impact this conclusion.
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
December 31, 2017
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
Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 11% of revenues during 2017, 12% in 2016 and 11% in 2015. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)
institution to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. During the year ended December 31, 2017, we did not enter into any interest rate contracts.
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
Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment--In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350),” which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test, which required entities to fair value their assets and liabilities using procedures that would be followed in an assumed business combination to arrive at the impairment charge. Under ASU 2017-04, the goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or interim periods beginning after December 15, 2019, which for Davey Tree is January 1, 2020. The Company early adopted ASU 2017-04 during the fourth quarter 2017 and the adoption had no effect on the Company’s consolidated financial statements or related disclosures.
Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting--In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on which changes in the terms or conditions of a share-based payment award require modification accounting under Topic 718. Modification accounting is required for changes in terms or conditions unless the fair value, vesting condition and classification of the modified award is the same as the original award. The update is effective for annual and interim periods beginning after December 15, 2017, which for Davey Tree would be January 1, 2018. The Company early adopted ASU 2017-09 during the fourth quarter 2017 and the adoption had no effect on the Company's consolidated financial statements or related disclosures.
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
December 31, 2017
(In thousands, except share data)

C.	Recent Accounting Guidance (continued)
Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs will be included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost will be presented separately outside of income from operations. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, which for Davey Tree is January 1, 2018. Management is currently assessing the impact of the new standard on the Company’s consolidated financial statements and does not expect the adoption to have a material effect on the Company's consolidated financial statements.
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
This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented, referred to as the full retrospective method, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings, referred to as the modified retrospective method. The Company adopted the new standard on January 1, 2018, using the modified retrospective method.
Management has substantially completed the process of evaluating the effect of the adoption, which included reviewing representative samples of customer contracts for each revenue stream, analyzing those contracts under the new revenue standard, and comparing the conclusions to the current accounting policies and practices to identify potential changes, and determined that the adoption of ASU No. 2014-09 will not have a material impact on the Company’s financial statements. Based on management’s evaluation process, the majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised services over time. The Company is entitled to consideration for the services as they are performed, and the timing and amount of revenue recognized based on ASU No. 2014-09 is consistent with the Company’s revenue recognition policy under previous guidance. However, the Company will be required to expand its revenue disclosures as a result of adopting the new standard, which will primarily include disaggregation of revenue, changes in contract assets and liabilities, information about our performance obligations and significant judgments made in the application of the new standard. The Company has documented this evaluation and has implemented processes and controls for its revenue streams as warranted by the guidance.

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
December 31, 2017
(In thousands, except share data)

C.	Recent Accounting Guidance (continued)
prior to the date of initial application. The Company plans to adopt during the first quarter 2019. We are are in the process of identifying the population of leases affected and determining the information required to calculate the lease liability and right-of-use asset in addition to evaluating software to assist with future reporting.

D.	Business Combinations
Our investments in businesses were: (a) $13,264 in 2017, including liabilities assumed of $2,713 and debt issued of $3,099; (b) $4,888 in 2016, including liabilities assumed of $216 and debt issued of $875; and (c) $4,149 in 2015, including no liabilities assumed and debt issued of $1,500.
The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $5,131 in 2017 (all of which is deductible for tax purposes), $817 in 2016 (all of which is deductible for tax purposes) and $1,410 goodwill in 2015 (all of which is deductible for tax purposes).
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2017, 2016 or 2015 was not significant.

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information
Accounts receivable, net, consisted of the following:

	December 31,
	2017	2016
Accounts receivable	$143,244	$128,202
Receivables under contractual arrangements	29,895	21,541
	173,139	149,743
Less allowances for doubtful accounts	4,468	3,609
	$168,671	$146,134
Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information (continued)
The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2017	2016
Refundable income taxes	$587	$548
Other	784	1,315
Total	$1,371	$1,863

	December 31,
Other assets, noncurrent	2017	2016
Assets invested for self-insurance	$19,422	$15,492
Investment--cost-method affiliate	1,218	1,168
Deferred income taxes	4,815	11,129
Other	3,701	3,565
Total	$29,156	$31,354

	December 31,
Accrued expenses	2017	2016
Employee compensation	$20,794	$18,438
Accrued compensated absences	9,267	9,215
Self-insured medical claims	3,193	2,961
Customer advances, deposits	1,672	2,997
Income taxes payable	3,443	953
Taxes, other than income	2,279	2,166
Other	2,168	929
Total	$42,816	$37,659

	December 31,
Other liabilities, noncurrent	2017	2016
Pension and retirement plans	$14,759	$15,982
Other	5,207	4,837
Total	$19,966	$20,819

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

F.	Supplemental Operating Information
Other Nonoperating (Expense) Income, Net
Other nonoperating (expense) income, net, included in the statements of operations follows:

	Year Ended December 31,
	2017	2016	2015
Other nonoperating expense, net	$(4,417)	$(3,989)	$(5,744)
Other nonoperating (expense) income, net, includes foreign currency (i) gains of $55 for 2017, (ii) gains of $113 for 2016, and (iii) losses of $854 for 2015 on the intercompany balances of our Canadian operations.

G.	Supplemental Cash Flow Information
Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2017	2016	2015
Interest paid	$5,096	$4,329	$3,386
Income taxes paid, net	10,005	10,578	16,679
Noncash transactions:
Debt issued for purchases of businesses	$3,099	$875	$1,500
Detail of acquisitions:
Assets acquired:
Receivables	$1,753	$—	$—
Operating supplies	—	157	—
Prepaid expense	128	55	—
Equipment	1,904	2,485	1,264
Deposits and other	52	—	11
Intangibles	4,296	1,374	1,464
Goodwill	5,131	817	1,410
Liabilities assumed	(2,713)	(216)	—
Debt issued for purchases of businesses	(3,099)	(875)	(1,500)
Cash paid	$7,452	$3,797	$2,649

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

H.	Identified Intangible Assets and Goodwill, Net
The carrying amount of the identified intangibles and goodwill acquired in connection with our investments in businesses were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2017		December 31, 2016
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	2.8	years	$21,487	$16,846	$17,822	$15,171
Employment-related	2.2	years	7,333	6,624	7,032	6,386
Tradenames	2.9	years	5,978	5,134	5,634	4,860
Total			34,798	$28,604	30,488	$26,417
Less accumulated amortization			28,604		26,417
Identified intangibles, net			6,194		4,071
Unamortized intangible assets:
Goodwill	Not amortized		35,477		30,305
			$41,671		$34,376
The changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2017 follow:

	Balance at January 1, 2017	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2017
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	26,881	5,131	41	32,053
Total	$30,305	$5,131	$41	$35,477
Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2017, in each of the next five years follows:

Estimated Future Amortization Expense
Year ending December 31, 2018	$1,581
2019	1,451
2020	1,265
2021	826
2022	596

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

I.	Short and Long-Term Debt and Commitments Related to Letters of Credit
Short-term debt consisted of the following:

	December 31,
	2017	2016
Notes payable	$149	$—
Current portion of long-term debt	16,166	16,701
	$16,315	$16,701
At December 31, 2017, we also had unused short-term lines of credit with several banks totaling $7,042, generally at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%. Long-term debt consisted of the following:

	December 31,
	2017	2016
Revolving credit facility
Swing-line borrowings	$—	$10,000
LIBOR borrowings	100,000	57,000
	100,000	67,000
Senior unsecured notes	18,000	24,000
Term loans	16,242	16,151
	134,242	107,151
Less debt issuance costs	725	333
Less current portion	16,166	16,701
	$117,351	$90,117
Revolving Credit Facility and 5.09% Senior Unsecured Notes--In October 2017, the Company amended its revolving credit facility. The amended and restated credit agreement, which expires in October 2022, permits borrowings as defined up to $250,000 including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Credit Agreement.
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
As of December 31, 2017, we had unused commitments under the revolving credit facility approximating $146,912, and $103,088 committed, which consisted of borrowings of $100,000 and issued letters of credit of $3,088. Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

I.    Short and Long-Term Debt and Commitments Related to Letters of Credit (continued)
plus .5%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 3.75% at December 31, 2017 and 3.56% at December 31, 2016.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2017 were as follows: 2018--$16,166; 2019--$6,890; 2020--$6,894; 2021--$4,292; and, 2022--$100,000.
Accounts Receivable Securitization Facility--In May 2017, Davey Tree amended its Accounts Receivable Securitization Facility (the “AR securitization facility”), to extend the scheduled termination date for an additional one-year period, to May 8, 2018 and increase the limit of the facility from $60,000 to $100,000. Under the AR securitization facility, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit ("LCs") as of December 31, 2017--to the bank in exchange for the bank issuing LCs.
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
As of December 31, 2017, we had issued LCs of $58,150 under the terms of the AR securitization facility.
Total Commitments Related to Issued Letters of Credit--As of December 31, 2017, total commitments related to issued letters of credit were $63,242, of which $3,088 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit. As of December 31, 2016, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility and $2,004 were issued under short-term lines of credit.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

J.	Self-Insurance Accruals
Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2017	2016
Workers' compensation	$40,764	$38,811
Present value discount	2,346	2,236
	38,418	36,575
Vehicle liability	5,536	4,763
General liability	23,740	21,500
Total	67,694	62,838
Less current portion	23,782	23,092
Noncurrent portion	$43,912	$39,746
The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2017	2016
Balance, beginning of year	$62,838	$60,339
Provision for claims	34,884	33,404
Payment of claims	30,028	30,905
Balance, end of year	$67,694	$62,838
Workers' compensation discount rate	2.00%	2.20%

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

K.	Lease Obligations
Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2017	2016
Equipment	$3,481	$2,528
Less accumulated amortization	805	160
	$2,676	$2,368
We also lease facilities under noncancelable operating leases, which are used for district office and warehouse operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2017, were as follows:

	Lease Obligations
Minimum lease obligations	Capital	Operating

Year ending December 31, 2018	$694	$7,243
2019	694	5,326
2020	682	3,945
2021	558	2,354
2022	—	1,794
2023 and after	—	6,973
Total minimum lease payments	2,628	$27,635
Amounts representing interest	118
Present value of net minimum lease payments	2,510
Less current portion	651
Long-term capital lease obligations, December 31, 2017	$1,859
Total rent expense under all operating leases was $7,998 in 2017, $7,536 in 2016 and $7,398 in 2015.

L.	Common Shares, Redeemable Common Shares and Preferred Shares
We have given retroactive consideration to the two-for-one stock split of our common shares effective June 1, 2017 including all common share and per share data.
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued.
Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2017 was as follows: 2017--6,467,027; 2016--7,056,904; and 2015--7,773,052.
Common Shares--The number of common shares authorized is 48,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2017 was as follows: 2017--36,446,890; 2016--35,856,856 and 2015--35,140,708. The number of shares in the treasury for each of the three years in the period ended December 31, 2017 was as follows: 2017--18,692,901; 2016--17,990,620; and 2015--17,427,132.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

L.	Common Shares, Redeemable Common Shares and Preferred Shares (continued)
Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N). During 2017, purchases of common shares, both redeemable and common, totaled 1,697,727 shares for $30,566 in cash; we also had direct sales to directors and employees of 39,564 shares for $700, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 80,178 shares to our 401(k) plan for $1,420 and issued 208,024 shares to participant accounts to satisfy our liability for the 2016 employer match in the amount of $3,661. The liability accrued at December 31, 2017 for the 2017 employer match was $3,991. There were also 335,040 shares purchased during 2017 under the Employee Stock Purchase Plan.
Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding, December 31, 2015	17,713,576	7,773,052	25,486,628
Shares purchased	(479,807)	(1,012,275)	(1,492,082)
Shares sold	321,657	296,127	617,784
Stock subscription offering, employee cash purchases	48,730	—	48,730
Options exercised	262,080	—	262,080
Shares outstanding, December 31, 2016	17,866,236	7,056,904	24,923,140
Shares purchased	(807,718)	(890,009)	(1,697,727)
Shares sold	362,674	300,132	662,806
Stock subscription offering, employee cash purchases	90,645	—	90,645
Options exercised	241,995	—	241,995
Shares outstanding, December 31, 2017	17,753,832	6,467,027	24,220,859
On December 31, 2017, we had 24,220,859 common shares outstanding, employee options exercisable to purchase 800,615 common shares, partially-paid subscription for 764,382 common shares and purchase rights outstanding for 309,389 common shares.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

L.	Common Shares, Redeemable Common Shares and Preferred Shares (continued)
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
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(1,151)	$(10,372)	$(11,523)
Unrealized gains (losses)	(5,093)	—	(5,093)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,774	4,774
Tax effect	—	(1,878)	(1,878)
Unrecognized amounts from defined benefit pension plans	—	538	538
Tax effect	—	(212)	(212)
Net of tax amount	(5,093)	3,222	(1,871)
Balance at December 31, 2015	$(6,244)	$(7,150)	$(13,394)
Unrealized gains (losses)	744	—	744
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,844	2,844
Tax effect	—	(1,137)	(1,137)
Unrecognized amounts from defined benefit pension plans	—	(2,032)	(2,032)
Tax effect	—	813	813
Net of tax amount	744	488	1,232
Balance at December 31, 2016	$(5,500)	$(6,662)	$(12,162)
Unrealized gains (losses)	2,195	—	2,195
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,822	4,822
Tax effect	—	(1,962)	(1,962)
Unrecognized amounts from defined benefit pension plans	—	(2,169)	(2,169)
Tax effect	—	883	883
Net of tax amount	2,195	1,574	3,769
Balance at December 31, 2017	$(3,305)	$(5,088)	$(8,393)
The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2017, 2016 and 2015 are included in net periodic pension expense and classified in the statement of operations as costs and expenses, general and administrative.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
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
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a "401(k) plan") feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2009, we match, in either cash or our common shares, 100% of the first one percent and 50% of the next three percent of each participant's before-tax contribution, limited to the first four percent of the employee's compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $3,843 and $1,148 as of December 31, 2017 and December 31, 2016, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $119,677 and $123,053 as of December 31, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $123,520 and $124,201 as of December 31, 2017 and December 31, 2016, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid in-capital is insufficient.
Total compensation for these plans, consisting primarily of the employer match, was $3,794 in 2017, $3,661 in 2016, and $3,373 in 2015.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

O.	Stock-Based Compensation (continued)
Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2017	2016	2015
Compensation expense, all share-based payment plans	$4,049	$2,811	$2,327
Income tax benefit	1,315	823	694
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

	Year Ended December 31,
	2017	2016	2015
Number of employees participating	2,297	1,952	1,750
Shares purchased during the year	335,040	297,262	251,558
Weighted-average per share purchase price paid	$15.27	$14.17	$13.11
Cumulative shares purchased since 1982	18,386,370	18,051,330	17,754,068
Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $888 in 2017, $727 in 2016 and $569 in 2015.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $705 in 2017, $596 in 2016 and $494 in 2015.
Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2017, the Compensation Committee of the Board of Directors awarded 152,000 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

O.	Stock-Based Compensation (continued)
The following table summarizes the SSARs as of December 31, 2017:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	743,662	$2.75
Granted	152,000	3.57
Forfeited	(8,060)	3.09
Vested	(439,422)	2.67
Unvested, December 31, 2017	448,180	$3.10	2.5 years	$998	$8,202
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs totaled $1,035 in 2017, $591 in 2016 and $489 in 2015.
Restricted Stock Units--During the year ended December 31, 2017, the Compensation Committee of the Board of Directors awarded 68,086 performance-based restricted stock units ("PRSUs") to certain management employees and 12,264 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes restricted stock units as of December 31, 2017:

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2017	304,958	$13.22
Granted	80,350	17.01
Forfeited	—	—
Vested	(94,642)	12.76
Unvested, December 31, 2017	290,666	$14.41	2.2 years	$2,063	$5,319
Employee PRSUs	253,242	$14.20	2.5 years	$1,773	$4,634
Nonemployee Director RSUs	37,424	$15.85	1.4 years	$290	$685
Compensation cost for awards is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock awards totaled $1,421 in 2017, $897 in 2016 and $775 in 2015.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

O.	Stock-Based Compensation (continued)
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Volatility rate	10.3%	10.6%	10.9%
Risk-free interest rate	2.2%	1.8%	2.1%
Expected dividend yield	.7%	.7%	.7%
Expected life of awards (years)	8.9	9.5	9.3
General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2017:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2017	1,599,296	$12.49
Granted	148,500	17.60
Exercised	(138,107)	11.30
Forfeited	(81,074)	13.34
Outstanding, December 31, 2017	1,528,615	$13.05	6.2 years	$1,534	$8,025
Exercisable, December 31, 2017	800,615	$11.14	4.8 years		$5,660
“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2017 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$8.00	144,948	1.8 years	$8.00	144,948	$8.00
8.30	167,098	2.8 years	8.30	167,098	8.30
11.60	296,047	5.5 years	11.60	216,647	11.60
13.20	303,122	6.5 years	13.20	156,322	13.20
15.05	235,000	7.5 years	15.05	74,200	15.05
16.35	245,400	8.5 years	16.35	41,400	16.35
17.60	137,000	9.5 years	17.60	—	17.60
	1,528,615	6.2 years	$13.05	800,615	$11.14

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

O.	Stock-Based Compensation (continued)
We issue common shares from treasury upon the exercise of stock options, stock-settled stock appreciation rights, performance-based restricted stock units or purchases under the Employee Stock Purchase Plan.
Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $1,315 in 2017, $823 in 2016, and $694 in 2015. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) stock-settled stock appreciation rights are exercised; (b) performance-based restricted stock units vest; and (c) stock options are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $691 in 2017, $1,113 in 2016, and $352 in 2015.

P.	Defined Benefit Pension Plans
We have defined benefit pension plans covering certain current and retired U.S. employees. Plans include: (i) the Employee Retirement Plan (“ERP”) for employees hired prior to January 1, 2009; (ii) a Supplemental Executive Retirement Plan (“SERP”) for which future benefit accruals were frozen effective at the end of the second quarter 2015; and (iii) a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees hired prior to January 1, 2009.
Both the SERP and the Restoration Plan are defined benefit plans under which nonqualifed supplemental pension benefits will be paid in addition to amounts paid under our qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.
Effective December 31, 2008, enhanced benefits were implemented to our defined contribution savings plan--The Davey 401KSOP and ESOP--at which time, the Board of Directors approved an amendment to freeze the ERP and the Restoration Plan. The ERP was closed to new participants after December 2008. In connection with the freeze of the ERP, the Restoration Plan and the SERP, (a) benefits currently being paid to retirees continue and (b) benefits accrued through December 31, 2008 for employees covered by the ERP were not affected. All ERP, Restoration Plan and SERP balances remain intact and participant account balances, as well as service credits for vesting and retirement eligibility, remain intact and continue in accordance with the terms of the plans. Only future accruals were eliminated with: (i) the 2008 freeze of the ERP and Restoration Plan and (ii) the 2015 freeze of the SERP.
During the first quarter of 2016, the Company terminated the plan for bargaining employees not covered by union pension plans ("SPP") for which future benefit accruals were frozen effective December 31, 2013. We purchased a guaranteed group annuity contract from a third-party insurance company, which unconditionally and irrevocably guarantees the full payment of all annuity payments to the 94 participants. In connection with the plan termination, we made cash contributions of $522 to fully fund the SPP obligation and recorded a settlement charge of $453.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)
The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2017	2016
Change in benefit obligation
Projected benefit obligation at beginning of year	$24,833	$27,228
Service cost	530	370
Interest cost	1,002	1,243
Actuarial (gains)/losses	1,865	703
Amendments	—	341
Settlements	(8,400)	(4,873)
Benefits paid	(427)	(179)
Projected benefit obligation at end of year	$19,403	$24,833
Accumulated benefit obligation at end of year	$19,403	$24,833

	December 31,
	2017	2016
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$11,509	$15,216
Actual return on plan assets	845	400
Plan expenses, including PBGC premiums	(513)	(727)
Employer contributions	4,091	1,672
Settlements	(8,400)	(4,873)
Benefits paid	(427)	(179)
Fair value of plan assets at end of year	$7,105	$11,509
The settlements in the change in benefit obligation and in the change in fair value of plan assets arise from: (i) purchase during the fourth quarter 2017 of a guaranteed group annuity contract from a third-party insurance company which unconditionally and irrevocably guarantees the full payment of all annuity payments to a combination of participants currently receiving benefits or entitled to future benefits from the ERP plan; (ii) termination of the SPP plan during the first quarter of 2016; and (iii) lump sum offering to 224 participants in our ERP plan during the fourth quarter of 2016.

	December 31,
	2017	2016
Funded status of the plans
Fair value of plan assets	$7,105	$11,509
Projected benefit obligation	19,403	24,833
Funded status of the plans	$(12,298)	$(13,324)

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

	December 31,
	2017	2016
Amounts reported in the consolidated balance sheets
Current liability	$(175)	$(83)
Noncurrent liability	(12,123)	(13,241)
Funded status of the plans	$(12,298)	$(13,324)
Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2017		At December 31, 2016
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$8,086	$4,919	$10,675	$6,456
Unrecognized prior service cost	278	169	341	206
	$8,364	$5,088	$11,016	$6,662
To the extent actuarial losses exceed the greater of 10% of the projected benefit obligation or market-related value of plan assets, the unrecognized actuarial losses will be amortized straight-line on a plan-by-plan basis, over the remaining expected future working lifetime of active participants, except for the SERP, which, after the plan freeze, is being amortized based on the remaining life expectancy of plan participants. The total amount of unrecognized prior service cost was amortized straight-line on a plan-by-plan basis. The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2018 follows:

	Year ending December 31, 2018
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$727	$436
Unrecognized prior service cost	64	38
	$791	$474
The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2017	2016
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$19,403	$24,833
Accumulated benefit obligation	19,403	24,833
Fair value of plan assets	7,105	11,509

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)
The actuarial assumptions follow. The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2017	2016	2015
Actuarial assumptions
Discount rate	3.70%	4.20%	4.70%
Expected long-term rate of return on plan assets	2.50	5.00	7.25
Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2017	2016	2015
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$530	$370	$35
Interest cost on projected benefit obligation	1,002	1,243	1,486
Expected return on plan assets	(638)	(1,044)	(1,576)
Curtailment loss	—	—	49
Settlement loss	3,849	2,346	2,915
Amortization of net actuarial loss	909	951	1,400
Amortization of prior service cost	64	—	6
Net pension expense of defined benefit pension plans	$5,716	$3,866	$4,315
Investment Strategy and Risk Management for Plan Assets--Our investment strategy is to manage the plan assets in order to pay retirement benefits to plan participants while minimizing our cash contributions over the life of the plans. This is accomplished by maintaining liquidity and preserving principal through diversification in high-quality investments through the use of investment managers and mutual funds. Performance of all investment managers and mutual funds is monitored quarterly and evaluated over rolling three-to-five year periods.
In December 2017, we revised our investment policy to reallocate 100% of our plan assets into the fixed income and cash asset class from the prior target allocations of: (a) equities of a minimum 20% to a maximum of 40%; (b) fixed income and cash of a minimum 50% to a maximum of 70%; and, (c) alternative investments of a minimum of zero to a maximum of 15%. The purpose of the fixed income asset class is to provide a deflation hedge, to reduce the overall volatility of plan assets and to produce current income in support of the needs of the plan.
Fixed income assets can be invested in U.S. government and prime money market funds, U.S. Treasuries, insured certificates of deposit and U.S. investment grade corporates of at least "A" or better quality and other high quality debt securities. Other than investments in U.S. government or government agencies, no single debt issue will be allowed to exceed 5% market value of the debt portfolio. Short-selling, securities lending, financial futures, margins, options, and derivatives are not used. Investments in nonmarketable securities, commodities, or direct ownership of real estate are prohibited.
Rate-of-return-on-assets assumptions are made based on the mix of assets according to our investment policy. Given the reallocation of plan assets into the fixed income and cash asset class, the overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2017, was 2.50%.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)
Plan Assets--The fair values of our pension plan assets at December 31, 2017 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2017 Using:
Description	Total Carrying Value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds (a)	$897	$—	$897	$—
U.S. large-cap equities
Growth	576	576	—	—
Value	542	542	—	—
U.S. small/mid-cap equities
Growth	246	246	—	—
Value	247	247	—	—
International equities
Growth	376	376	—	—
Value	366	366	—	—
Fixed income	3,070	3,070	—	—
Multiclass world-allocation mutual funds	785	785	—	—
	$7,105	$6,208	$897	$—
The fair values of our pension plan assets at December 31, 2016 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2016 Using:
Description	Total Carrying Value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds (a)	$2,882	$—	$2,882	$—
U.S. large-cap equities
Growth	687	687	—	—
Value	729	729	—	—
U.S. small/mid-cap equities
Growth	339	339	—	—
Value	339	339	—	—
International equities
Growth	443	443	—	—
Value	514	514	—	—
Fixed income	4,669	4,669	—	—
Multiclass world-allocation mutual funds	907	907	—	—
	$11,509	$8,627	$2,882	$—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
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
Expected Benefit Plan Contributions--It is our practice to make contributions to comply with the minimum funding requirements of ERISA. In accordance with such practice, contributions totaling $638 are required for 2018; however, we may make additional discretionary contributions.
Expected Benefit Plan Payments--The benefits, as of December 31, 2017, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follow:

Participants Benefits
Estimated future payments
Year ending December 31, 2018	$565
2019	675
2020	757
2021	809
2022	856
Years 2023 to 2027	4,835
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2017	2016		2017	2016	2015
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$785	$712	$774	No	Ranging from June 30, 2017 to December 31, 2018
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	102	90	119	No	December 31, 2017
					$887	$802	$893
We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.
Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”).
We are party to nine collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from June 30, 2017 to December 31, 2018, and one collective-bargaining agreement with Eighth District Electrical Pension Fund which expired on December 31, 2017. Expired agreements are currently being renegotiated.

Q.	Income Taxes
On December 22, 2017, the President of the United States (“U.S.”) signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”), which enacts significant changes to U.S. tax laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, immediate expensing of certain qualified capital expenditures, implementing a territorial tax system and imposing a one-time transitional toll tax on deferred foreign earnings. As a result of the Tax Reform Act, the Company recorded the provisional tax effects, including a tax charge of $1.0 million due to the remeasurement of deferred tax assets and liabilities in the fourth quarter of 2017. The Company has also estimated a tax liability of $6.1 million due to the transition toll tax on the deemed repatriation of deferred foreign earnings of non-U.S. operations, which the Company believes will be fully offset by foreign tax credits. The final amounts recorded in subsequent financial statements may differ from these provisional amounts due to, among other things, additional analysis related to foreign deferred earnings, changes in interpretations of the Tax Reform Act and related assumptions of the Company and additional regulatory guidance that may be issued.
On December 22, 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 118 (“SAB 118”). This guidance allows registrants a “measurement period”, not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Tax Reform Act. SAB 118 further directs that during the measurement period, registrants who are able to make reasonable estimates for the tax effects of the Tax Reform Act should include those amounts in their financial statements as “provisional” amounts. Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Tax Reform Act. The provisional amounts computed by the Company are expected to be finalized when the U.S. corporate income tax return for 2017 is filed in 2018, but in no event later than one year from the enactment date.
Other provisions of the Tax Reform Act include a new minimum tax on certain foreign earnings (the Global Intangibles Low-taxed Income, or “GILTI”), a new tax on certain payments to foreign related parties (the Base Erosion Anti-Avoidance tax, or “BEAT”), a new incentive for Foreign-derived Intangibles Income (“FDII”), repealing the deduction for domestic production activities, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. Generally, the tax effect of these other provisions will begin for the Company in the year ending December 31, 2018.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

Q.	Income Taxes (continued)
Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2017	2016	2015
United States	$38,800	$35,867	$32,807
Canada	(806)	1,377	2,451
Total	$37,994	$37,244	$35,258
The provision for income taxes follows:

	Year Ended December 31,
	2017	2016	2015
Currently payable:
Federal	$9,914	$12,216	$13,337
State	2,469	2,286	2,487
Canadian	(262)	398	611
Total current	12,121	14,900	16,435
Deferred taxes	3,753	60	(2,975)
Total taxes on income	$15,874	$14,960	$13,460
A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.9	4.0	3.7
Effect of Canadian income taxes	.3	(.2)	(.5)
Nondeductible expenses	2.2	2.2	2.3
ESOP dividend deduction	(.6)	(.7)	(.8)
Uncertain tax adjustments and audit settlement	(.2)	.2	1.5
Valuation allowance	—	—	(2.2)
Income tax reform	2.5	—	—
All other, net	(2.3)	(.3)	(.8)
Effective income tax rate	41.8%	40.2%	38.2%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

Q.	Income Taxes (continued)
Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2017	2016
Deferred tax assets:
Self-insurance accruals	$14,186	$21,967
Accrued compensated absences	1,747	3,540
Accrued expenses and other liabilities	798	1,394
Accrued stock compensation	1,571	2,502
Defined benefit pension plans	2,289	4,019
Foreign tax credit carryforward	605	575
Other future deductible amounts, net	3,661	4,213
	24,857	38,210
Deferred tax liabilities:
Intangibles	969	297
Prepaid expenses	2,300	3,510
Property and equipment	16,773	23,274
	20,042	27,081
Net deferred tax assets--noncurrent	$4,815	$11,129
We treat all of our Canadian subsidiary earnings through December 31, 2017 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2017, approximately $30,329 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.
If, in the future, these earnings are distributed to the U.S. in the form of dividends or otherwise, or if the Company determines such earnings will be remitted in the foreseeable future, the Company would be subject to Canadian withholding taxes. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings given the various tax planning alternatives that we could employ should we decide to repatriate those earnings.
As of December 31, 2015, we released a valuation allowance that had been recorded in prior years related to the foreign tax credit carryforward that arose in 2010--wherein we repatriated earnings in 2010 of our Canadian operations due to capital in Canada in excess of current and future projected needs. Management presently believes that it is more-likely-than-not that the deferred tax asset, related to the foreign tax credits that expires in 2020 and 2027, will be realized. The criteria considered in making the determination included the ability to utilize tax-planning strategies, historical and projected operating results, and the period of time over which the foreign tax credit can be utilized.
The amount of income taxes that we pay is subject to audit by U.S. federal, state, local and Canadian tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. Uncertain tax positions are recognized only if they are more-likely-than-not to be upheld during examination based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more-likely-than-not (determined on a cumulative probability basis) to be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate settlement, a further charge to expense may result.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

Q.	Income Taxes (continued)
The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2017	2016
Unrecognized tax benefits	$2,581	$2,532
Portion, if recognized, would reduce tax expense and effective tax rate	1,948	2,053
Accrued interest on unrecognized tax benefits	128	107
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2017, the U.S. Internal Revenue Service initiated an audit of the Company's U.S. income tax returns for 2015. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2013. As of December 31, 2017, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$2,532	$2,557	$1,949
Additions based on tax positions related to the current year	650	402	642
Additions for tax positions of prior years	(21)	51	52
Reductions for tax positions of prior years	—	(39)	(63)
Lapses in statutes of limitations	(580)	(439)	(23)
Balance, end of year	$2,581	$2,532	$2,557

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

R.	Earnings Per Share Information
Earnings per share is computed as follows (prior periods have been adjusted for the two-for-one stock split of our common shares effective June 1, 2017):

	Year Ended December 31,
	2017	2016	2015
Income available to common shareholders:
Net income	$22,120	$22,284	$21,798
Weighted-average shares:
Basic:
Outstanding	24,793,086	25,378,600	26,058,736
Partially-paid share subscriptions	764,382	833,440	872,162
Basic weighted-average shares	25,557,468	26,212,040	26,930,898
Diluted:
Basic from above	25,557,468	26,212,040	26,930,898
Incremental shares from assumed:
Exercise of stock subscription purchase rights	146,453	142,746	135,428
Exercise of stock options and awards	993,141	892,568	888,254
Diluted weighted-average shares	26,697,062	27,247,354	27,954,580
Share data:
Earnings per share--basic	$.87	$.85	$.81
Earnings per share--diluted	$.83	$.82	$.78

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)
Segment assets are those generated or directly used by each segment, and include accounts receivable, operating supplies, and property and equipment.
Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2017
Revenues	$466,727	$446,028	$3,203	$—		$915,958
Income (loss) from operations	18,223	41,158	(2,634)	(9,742)	(a)	47,005
Interest expense				(4,886)		(4,886)
Interest income				292		292
Other income (expense), net				(4,417)		(4,417)
Income before income taxes						$37,994

Depreciation	$27,928	$19,384	$—	$3,390	(b)	$50,702
Amortization	122	2,240	—	22		2,384
Capital expenditures	26,910	23,199	—	6,991		57,100
Segment assets, total	189,662	197,698	—	85,775	(c)	473,135

Fiscal Year 2016
Revenues	$433,379	$410,878	$1,421	$—		$845,678
Income (loss) from operations	19,256	36,640	(4,318)	(6,207)	(a)	45,371
Interest expense				(4,393)		(4,393)
Interest income				255		255
Other income (expense), net				(3,989)		(3,989)
Income before income taxes						$37,244

Depreciation	$26,855	$17,198	$—	$3,231	(b)	$47,284
Amortization	135	2,136	—	35		2,306
Capital expenditures	28,660	21,819	—	6,167		56,646
Segment assets, total	171,220	166,858	—	85,861	(c)	423,939

Fiscal Year 2015
Revenues	$433,117	$386,327	$2,460	$—		$821,904
Income (loss) from operations	24,273	35,271	(5,368)	(10,068)	(a)	44,108
Interest expense				(3,355)		(3,355)
Interest income				249		249
Other income (expense), net				(5,744)		(5,744)
Income before income taxes						$35,258

Depreciation	$25,466	$15,592	$—	$3,619	(b)	$44,677
Amortization	144	2,062	—	8		2,214
Capital expenditures	26,853	22,853	—	6,341		56,047
Segment assets, total	145,306	162,679	—	85,601	(c)	393,586

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

(b)	Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.

(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.
Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2017	2016	2015
Revenues
United States	$847,540	$775,870	$749,896
Canada	68,418	69,808	72,008
	$915,958	$845,678	$821,904

	December 31,
	2017	2016	2015
Long-lived assets, net
United States	$242,118	$224,727	$213,323
Canada	21,893	20,439	19,329
	$264,011	$245,166	$232,652

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

T.	Fair Value Measurements and Financial Instruments (continued)
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016, were as follows:

		Fair Value Measurements at December 31, 2017 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$19,422	$19,422	$—	$—
Defined benefit pension plan assets	7,105	6,208	897	—

Liabilities:
Deferred compensation	$2,146	$—	$2,146	$—

		Fair Value Measurements at December 31, 2016 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,492	$15,492	$—	$—
Defined benefit pension plan assets	11,509	8,627	2.882	—

Liabilities:
Deferred compensation	$1,837	$—	$1,837	$—
The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
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

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$100,000	$100,000	$67,000	$67,000
Senior unsecured notes	12,000	12,389	18,000	18,509
Term loans, noncurrent	7,935	10,038	7,623	9,854
Total	$119,935	$122,427	$92,623	$95,363

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
Letters of Credit
At December 31, 2017, we were contingently liable to our principal banks in the amount of $63,242 for letters of credit outstanding primarily related to insurance coverage.
Surety Bonds
In certain circumstances, we have performance obligations that are supported by surety bonds in connection with our contractual commitments.
Litigation
We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. On a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not accrue legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2017
(In thousands, except share data)

U.	Commitments and Contingencies (continued)
In November 2017, a suit was filed against Davey Tree, its subsidiary, Wolf Tree, Inc., a former Davey employee, two Wolf employees, and a former Wolf employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee in Savannah, Georgia, who was killed in August 2017. The Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for three of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.

V.	Quarterly Results of Operations (Unaudited)
The following is a summary of the results of operations for each quarter of 2017 and 2016. We have given retroactive consideration to the two-for-one stock split of our common shares effective June 1, 2017.

	Fiscal 2017, Three Months Ended
	Apr 1	Jul 1	Sep 30	Dec 31
Revenues	$192,813	$245,037	$249,588	$228,520
Gross profit (revenues less costs and expenses, operating)	59,154	93,512	91,973	83,986
Income (loss) from operations	(4,342)	25,312	18,701	7,334
Net income (loss)	(3,887)	14,223	10,237	1,547

Net income (loss) per share -- Basic	$(.15)	$.57	$.41	$.04
Net income (loss) per share -- Diluted	$(.15)	$.55	$.39	$.04

ESOT valuation per share	$17.60	$17.60	$18.30	$19.10

	Fiscal 2016, Three Months Ended
	Apr 2	Jul 2	Oct 1	Dec 31
Revenues	$180,833	$224,763	$223,719	$216,363
Gross profit (revenues less costs and expenses, operating)	57,660	87,631	81,386	77,515
Income (loss) from operations	(5,120)	24,286	15,042	11,163
Net income (loss)	(4,188)	13,309	8,141	5,022

Net income (loss) per share -- Basic	$(.16)	$.52	$.32	$.17
Net income (loss) per share -- Diluted	$(.16)	$.50	$.31	$.17

ESOT valuation per share	$16.35	$16.35	$16.95	$17.60

Fourth quarters 2017 and 2016 include a decrease in casualty insurance expense that had the effect of increasing the fourth quarter gross profit for 2017 and 2016 by approximately $2,735 and $2,810, respectively.