Form 10-Q
period 2018-03-31
DAVEY TREE EXPERT CO
filed 2018-05-04
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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

There were 24,022,304 Common Shares, $1.00 par value, outstanding as of April 27, 2018.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 31, 2018
We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$10,301	$13,121
Accounts receivable, net	158,078	168,671
Operating supplies	13,706	10,069
Other current assets	15,153	17,264
Total current assets	197,238	209,125

Property and equipment	627,935	616,036
Less accumulated depreciation	427,632	422,853
	200,303	193,183

Other assets	35,284	29,156
Identified intangible assets and goodwill, net	41,375	41,671
	$474,200	$473,135
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$39,597	$45,093
Accrued expenses	32,312	42,816
Other current liabilities	37,001	40,748
Total current liabilities	108,910	128,657

Long-term debt	146,402	119,210
Self-insurance accruals	46,368	43,912
Other noncurrent liabilities	19,706	19,966
	321,386	311,745

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 6,645 and 6,467 shares at redemption value as of March 31, 2018 and December 31, 2017	126,924	123,520

Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 36,269 and 36,447 shares issued and outstanding before deducting treasury shares and which excludes 6,645 and 6,467 shares subject to redemption as of March 31, 2018 and December 31, 2017	36,269	36,447
Additional paid-in capital	58,132	58,554
Common shares subscribed, unissued	7,457	7,529
Retained earnings	136,229	143,835
Accumulated other comprehensive loss	(9,079)	(8,393)
	229,008	237,972
Less: Cost of common shares held in treasury; 18,752 shares at March 31, 2018 and 18,693 shares at December 31, 2017	201,489	198,327
Common shares subscription receivable	1,629	1,775
Total common shareholders' equity	25,890	37,870
	$474,200	$473,135

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenues	$208,651	$192,813

Costs and expenses:
Operating	144,623	133,659
Selling	39,657	35,534
General and administrative	17,718	16,400
Depreciation and amortization	13,121	12,190
Gain on sale of assets, net	(802)	(975)
	214,317	196,808

Loss from operations	(5,666)	(3,995)

Other income (expense):
Interest expense	(1,401)	(1,257)
Interest income	78	70
Other, net	(1,662)	(1,139)

Loss before income taxes	(8,651)	(6,321)

Income tax benefits	(2,024)	(2,434)

Net loss	$(6,627)	$(3,887)

Net loss per share--basic and diluted	$(.26)	$(.15)

Weighted-average shares outstanding--basic and diluted	25,418	25,175

Dividends declared per share	$.025	$.025

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net loss	$(6,627)	$(3,887)
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(832)	322
Adjustments to defined benefit pension plans:
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	134	147
Prior service cost	12	10
Defined benefit pension plan adjustments	146	157

Other comprehensive (loss)/income, net of tax	(686)	479

Comprehensive loss	$(7,313)	$(3,408)

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Operating activities
Net loss	$(6,627)	$(3,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,121	12,190
Other	3,113	(458)
Changes in operating assets and liabilities:
Accounts receivable	10,593	1,771
Operating liabilities	(13,566)	(8,695)
Other, net	(11,284)	(5,078)
	1,977	(270)
Net cash used in operating activities	(4,650)	(4,157)

Investing activities
Capital expenditures:
Equipment	(20,066)	(21,616)
Land and building	(126)	(911)
Purchases of businesses, net of cash acquired	(86)	(7,452)
Other	1,001	1,207
Net cash used in investing activities	(19,277)	(28,772)

Financing activities
Revolving credit facility proceeds, net	28,500	33,000
Purchase of common shares for treasury	(6,067)	(2,002)
Sale of common shares from treasury	4,460	5,340
Dividends	(623)	(650)
Payments of notes payable	(5,163)	(3,123)
Net cash provided by financing activities	21,107	32,565

Decrease in cash	(2,820)	(364)
Cash, beginning of period	13,121	9,006
Cash, end of period	$10,301	$8,642

Supplemental cash flow information follows:
Interest paid	$1,631	$1,482
Income taxes paid	1,449	2,506

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).
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
Recent Accounting Guidance
Accounting Standards Adopted in 2018
Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)--In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on how cash receipts and cash payments related to eight specific cash flow issues are presented and classified in the statement of cash flows, with the objective of reducing the existing diversity in practice. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.
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
March 31, 2018
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
the service cost component of the net periodic benefit cost may be capitalized in assets. The amendments under ASU 2017-07 also provide a practical expedient that permits the use of amounts disclosed in its pension and other postretirement benefit plan note for prior year comparative periods as the estimation basis for applying the guidance retrospectively. The Company adopted ASU 2017-07 on January 1, 2018 and chose to use the practical expedient provided when applying the guidance retrospectively. Upon adoption, service costs are recognized in our financial statements as general and administrative expenses while the remaining components of net periodic benefit cost are recognized as other income (expense). Pension expense of $347 for the first three months of 2017 has been reclassified from general and administrative expense to other income (expense).
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces all current U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance.
The Company adopted ASU 2014-09 and applied it to all contracts that were not completed using the modified retrospective method for those contracts that were not completed as of adoption. The cumulative effect of applying the guidance in ASU 2014-09 to contracts that were not yet completed as of January 1, 2018 was not material. Further, the adoption of ASU 2014-09 will not have a significant impact on the amount or timing of revenue recognition. Therefore, we have not disclosed the amount by which each financial statement line item is affected in the current period as a result of applying ASU 2014-09 or an explanation of significant changes between our results as reported and those that would have been reported under legacy GAAP as no significant changes were identified.
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company plans to adopt ASU 2016-02 on January 1, 2019. Management has assembled a project team and is in the process of gathering information to evaluate real estate, personal property and other arrangements that may meet the definition of a lease and has purchased a technology solution to assist with the management of leases. Management expects that the adoption of ASU 2016-02 will have a material impact on the Company's consolidated financial statements.
Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)--In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." ASU 2018-02 provides an option to reclassify the stranded tax effects within accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. Management has not yet completed its assessment of the impact of the new standard on the Company's consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended March 31, 2018 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2018. Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	March 31, 2018	December 31, 2017
Accounts receivable	$110,712	$143,244
Receivables under contractual arrangements	51,852	29,895
	162,564	173,139
Less allowances for doubtful accounts	4,486	4,468
Accounts receivable, net	$158,078	$168,671
Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprise the amounts included in the balance sheets:

Other current assets	March 31, 2018	December 31, 2017
Refundable income taxes	$1,229	$587
Prepaid expense	13,735	15,893
Other	189	784
Total	$15,153	$17,264

Accrued expenses	March 31, 2018	December 31, 2017
Employee compensation	$12,010	$20,794
Accrued compensated absences	9,590	9,267
Self-insured medical claims	4,447	3,193
Income tax payable	623	3,443
Customer advances, deposits	72	1,672
Taxes, other than income	3,662	2,279
Other	1,908	2,168
Total	$32,312	$42,816

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Other current liabilities	March 31, 2018	December 31, 2017
Note Payable	$—	$149
Current portion of:
Long-term debt	13,155	16,817
Self-insurance accruals	23,846	23,782
Total	$37,001	$40,748

D.	Business Combinations
Our investment in businesses during the first three months of 2018 was $86, with liabilities assumed of $86 and no debt issued. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the three months ended April 1, 2017, our investment in businesses was $10,877, including liabilities assumed of $1,076 and $3,099 of debt issued.
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ending March 31, 2018 was not significant. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the three months ended March 31, 2018 are not material and, accordingly, are not provided.
Investments in Businesses Subsequent to March 31, 2018--Subsequent to March 31, 2018 and throughout the end of April 2018, we made investments in businesses approximating $3,300.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangibles and goodwill acquired in connection with our historical investments in businesses were as follows:

	March 31, 2018		December 31, 2017
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$21,972	$17,186	$21,487	$16,846
Employment-related	7,332	6,691	7,333	6,624
Tradenames	5,978	5,193	5,978	5,134

Amortized intangible assets	35,282	$29,070	34,798	$28,604

Less accumulated amortization	29,070		28,604

Identified intangibles, net	6,212		6,194

Unamortized intangible assets:
Goodwill	35,163		35,477
	$41,375		$41,671
The changes in the carrying amounts of goodwill, by segment, for the three months ended March 31, 2018 follow:

	Balance at January 1, 2018	Acquisitions	Translation and Other Adjustments	Balance at March 31, 2018
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	32,053	—	(314)	31,739
Total	$35,477	$—	$(314)	$35,163
In the first quarter of 2018, the Company finalized all purchase accounting adjustments related to the Arborguard acquisition. The Company has recorded fair value adjustments based on new information obtained during the measurement period primarily related to customer lists, and deferred taxes. These adjustments have resulted in a decrease in goodwill of $298 from the Company's initial estimate. Additionally, the change to the provisional amount resulted in an increase in amortization expense of $52 and accumulated amortization of $70, of which $52 relates to the previous year.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
Revolving credit facility
Swing-line borrowings	$13,500	$—
LIBOR borrowings	115,000	100,000
	128,500	100,000
Senior unsecured notes	18,000	18,000
Term loans	11,651	16,242
Capital leases	2,087	2,510
	160,238	136,752
Less debt issuance costs	681	725
Less current portion	13,155	16,817
	$146,402	$119,210

Revolving Credit Facility --As of March 31, 2018, we had a $250,000 revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Credit Agreement. As of March 31, 2018, we had unused commitments under the facility approximating $118,587, with $131,413 committed, consisting of borrowings of $128,500 and issued letters of credit of $2,913.
Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
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
March 31, 2018
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)
Accounts Receivable Securitization Facility--In May 2017, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one-year period, to May 8, 2018 and increase the limit of the facility from $60,000 to $100,000.
As of March 31, 2018, we had issued letters of credit of $58,150 under the terms of the AR securitization program.
Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit ("LCs") as of March 31, 2018--to the bank in exchange for the bank issuing LCs.
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
Total Commitments Related to Issued Letters of Credit--As of March 31, 2018 and December 31, 2017, total commitments related to issued letters of credit were $63,067, of which $2,913 were issued under the revolving credit facility, $58,150 were issued under the AR securitization program, and $2,004 were issued under short-term lines of credit.

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and restricted stock units -- included in the results of operations follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Compensation expense, all share-based payment plans	$1,024	$986
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $257 being recognized for the three months ended March 31, 2018 and $219 for the three months ended April 1, 2017.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $182 for the three months ended March 31, 2018 and $201 for the three months ended April 1, 2017.
Stock-Settled Stock Appreciation Rights--During the three months ended March 31, 2018, the Compensation Committee awarded 121,243 stock-settled stock appreciation rights (“SSARs”) to certain management employees, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of March 31, 2018.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2018	448,180	$3.10
Granted	121,243	3.84
Forfeited	—	—
Vested	(140,340)	3.00
Unvested, March 31, 2018	429,083	$3.34	2.8 years	$1,304	$8,195
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $160 for the three months ended March 31, 2018 and $244 for the three months ended April 1, 2017.
Restricted Stock Units--During the three months ended March 31, 2018, the Compensation Committee awarded 31,738 performance-based restricted stock units ("PRSUs") to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes restricted stock units ("RSUs") as of March 31, 2018.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2018	290,666	$14.41
Granted	31,738	18.46
Forfeited	—	—
Vested	(60,580)	11.96
Unvested, March 31, 2018	261,824	$15.46	2.5 years	$2,224	$5,001
Employee PRSUs	224,400	$15.40	2.9 years	$1,983	$4,286
Nonemployee Director RSUs	37,424	$15.85	1.2 years	$241	$715
Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $425 for the three months ended March 31, 2018 and $322 for the three months ended April 1, 2017.
We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	March 31, 2018	April 1, 2017
Volatility rate	10.1%	10.3%
Risk-free interest rate	2.5%	2.3%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	9.0	8.5
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 31, 2018.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,528,615	$13.05
Granted	—	—
Exercised	(7,300)	14.50
Forfeited	(8,000)	11.03
Outstanding, March 31, 2018	1,513,315	$13.05	6.0 years	$9,156

Exercisable, March 31, 2018	786,815	$11.12	4.6 years	$6,279
As of March 31, 2018, there was approximately $1,353 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.1 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, SSARs, restricted stock units or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended
	March 31, 2018	April 1, 2017
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$100	$133
Interest cost on projected benefit obligation	180	263
Expected return on plan assets	(58)	(169)
Amortization of net actuarial loss	182	237
Amortization of prior service cost	16	16
Net pension expense of defined benefit pension plans	$420	$480
The components of net periodic benefit expense other than the service cost component are included in the line item other income (expense) in the income statement.

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The effective tax rate for the three months ended March 31, 2018 is estimated to approximate 23.4%.  Our effective tax rate for the three months ended April 1, 2017 was estimated at 38.5%. The change in rate is primarily due to the Tax Cuts and Jobs Act (the “Tax Reform Act”), that was signed into law on December 22, 2017 by the President of the United States, which reduces the federal income tax rate for 2018 and beyond from 35% to 21%.
As a result of the Tax Reform Act, the Company estimated a tax liability of $6,100 due to the transition toll tax on the deemed repatriation of deferred foreign earnings of non-U.S. operations, which the Company believes will be fully offset by foreign tax credits. The final amounts recorded in subsequent financial statements may differ from these provisional amounts due to, among other things, additional analysis related to foreign deferred earnings, changes in interpretations of the Tax Reform Act and related assumptions of the Company and additional regulatory guidance that may be issued.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

I.	Income Taxes (continued)
expected to be finalized when the U.S. corporate income tax return for 2017 is filed in 2018, but in no event later than one year from the enactment date.
At December 31, 2017, we had unrecognized tax benefits of $2,581, of which $1,948 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $128. At March 31, 2018, there were no significant changes in the unrecognized tax benefits, including the amount that would affect our effective rate if recognized, or the accrued interest expense related to the unrecognized benefits. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.
The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the fourth quarter 2017, the U.S. Internal Revenue Service initiated an audit of the Company's U.S. income tax returns for 2015. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2013. As of March 31, 2018, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended March 31, 2018 and three months ended April 1, 2017:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(3,305)	$(5,088)	$(8,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(832)	$—	$(832)
Amounts reclassified from accumulated other comprehensive income (loss)	—	198	198
Tax effect	—	(52)	(52)
Net of tax amount	(832)	146	(686)
Balance at March 31, 2018	$(4,137)	$(4,942)	$(9,079)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(5,500)	$(6,662)	$(12,162)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$322	$—	$322
Amounts reclassified from accumulated other comprehensive income (loss)	—	253	253
Tax effect	—	(96)	(96)
Net of tax amount	322	157	479
Balance at April 1, 2017	$(5,178)	$(6,505)	$(11,683)
The change in defined benefit pension plans of $198 for the three months ended March 31, 2018 and the $253 for the three months ended April 1, 2017 is included in net periodic pension expense classified in the condensed statement of operations as general and administrative or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
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

	Three Months Ended
	March 31, 2018	April 1, 2017
Income available to common shareholders:
Net loss	$(6,627)	$(3,887)

Weighted-average shares:
Basic:
Outstanding	25,229	24,967
Partially-paid share subscriptions	189	208
Basic weighted-average shares	25,418	25,175

Diluted:
Basic from above	25,418	25,175
Incremental shares from assumed:
Exercise of stock subscription purchase rights	146	145
Exercise of stock options and awards	912	896
Diluted weighted-average shares	26,476	26,216

Net loss per share--basic and diluted	$(.26)	$(.15)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common and Redeemable Shares Outstanding (continued)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended March 31, 2018 follows:

	Common Shares	Redeemable
	Net of Treasury Shares	Shares	Total
Shares outstanding at January 1, 2018	17,753,832	6,467,027	24,220,859
Shares purchased	(261,959)	(39,105)	(301,064)
Shares sold	—	217,325	217,325
Stock subscription offering -- cash purchases	12,670	—	12,670
Options and awards exercised	12,649	—	12,649
Shares outstanding at March 31, 2018	17,517,192	6,645,247	24,162,439
On March 31, 2018, we had 24,162,439 common and redeemable shares outstanding, employee options exercisable to purchase 786,815 common shares, partially-paid subscriptions for 757,040 common shares and purchase rights outstanding for 302,797 common shares.
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
March 31, 2018
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
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2017 Annual Report.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended March 31, 2018
Revenues	$118,687	$89,345	$619	$—		$208,651
Income (loss) from operations	1,814	(3,105)	(3,792)	(583)	(a)	(5,666)
Interest expense				(1,401)		(1,401)
Interest income				78		78
Other income (expense), net				(1,662)		(1,662)
Loss before income taxes						$(8,651)
Segment assets, total	$200,201	$188,789	$—	$85,210	(b)	$474,200

Three Months Ended April 1, 2017
Revenues	$112,478	$79,587	$748	$—		$192,813
Income (loss) from operations	2,658	(3,582)	(2,228)	(843)	(a)	(3,995)
Interest expense				(1,257)		(1,257)
Interest income				70		70
Other income (expense), net				(1,139)		(1,139)
Loss before income taxes						$(6,321)
Segment assets, total	$176,504	$171,777	$—	$99,808	(b)	$448,089
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

M.	Revenue Recognition
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. See Note A for further discussion of the adoption, including the impact on our 2018 financial statements.
Nature of Performance Obligations and Significant Judgments
At contract inception, the company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service (or bundle of goods and services) that is distinct. To identify the performance obligations, the company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. A description of our performance obligations is included below.

•
Residential and Commercial Services - We provide a wide array of services for our residential and commercial customers including the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life, landscaping, grounds maintenance, the application of fertilizer, herbicides and insecticides, natural resource management and consulting, forestry research and development, and environmental planning. A contract with a customer may include only one of these services, all of these services, or a combination of these services. For contracts in which we provide all, or a combination of these services, we believe that the nature of our promise is to provide an integrated property management service for our customer. In these contracts, the customer has effectively outsourced the care and maintenance of its property grounds to us during the duration of the contract as we are responsible for providing a continuous delivery of outsourced maintenance activities over the contract term. As such, for contracts that contain a combination of services, we have concluded that we have a single performance obligation, which is accounted for as a series of distinct services.

•
Utility Services - We provide a suite of vegetation management or arboricultural services to our utility customers (investor-owned, municipal utilities, and rural electric cooperatives) including the practice of line-clearing and vegetation management around power lines and rights-of-way, chemical brush control, natural resource management and consulting, forestry research and development, and environmental planning. A contract with a customer may include only one of these services, all of these services, or a combination of these services. For contracts in which we provide all, or a combination of these services, we believe that the nature of our promise is to provide an integrated overall vegetation management service to prevent and mitigate damages to power lines from vegetation growth and encroachment, rather than the performance of discrete activities or services for the customer. As such, for contracts that contain a combination of services, we have concluded that we have a single performance obligation, which is accounted for as a series of distinct services.

Our contracts with our customers generally originate upon the completion of a quote for services for residential and commercial customers or the receipt of a purchase order (or similar work order) for utility customers. In some cases, our contracts are governed by master services agreements, in which case our contract under ASC 606 consists of the combination of the master services agreement and the quote/purchase order. Many of our contracts have a stated duration of one year or less or contain termination clauses that allow the customer to cancel the contract after a specified notice period, which is typically less than 90 days. Due to the fact that many of our arrangements allow the customer to terminate for convenience, the duration of the contract for revenue recognition purposes generally does not extend beyond the services that we have actually transferred. As a result, many of our contracts are, in effect, day-to-day or month-to-month contracts.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

M.	Revenue Recognition (continued)
Revenue from our residential, commercial, and utility performance obligations is recognized over time as the customer simultaneously receives and consumes the benefits of our services as we perform. Many of our contracts compensate us based on an agreed upon price for each increment of service provided to the customer. Therefore, revenue is mainly recognized as each increment of service is provided to the customer at the amount that we are contractually entitled to. For contracts that contain a fixed price, we generally use a units-delivered based output method to measure progress. Revenue from our consulting services is also recognized over time and we use a cost-based input method to measure progress. Payment for our services is generally due within 30 days of such services being provided to the customer.
The transaction price for our contracts is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each service purchased. Certain of our contracts contain variable consideration, including index-based pricing, chargebacks, and prompt payment discounts. The Company estimates variable consideration and performs a constraint analysis for these contracts on the basis of both historical information and current trends. However, these types of variable consideration do not have a material effect on the Company’s revenue, either individually or in the aggregate. In addition, although our contracts generally include fixed pricing for each increment of service, the ultimate quantity of services that will be required in order to fulfill our performance obligations is unknown at contract inception. Therefore, our total transaction price ultimately varies based on the quantity and types of services provided to our customer. However, this type of variable consideration is allocated entirely to the distinct services within the series to which it relates.
Disaggregation of Revenue
The following table disaggregates our revenue for the three months ended March 31, 2018 by major sources:

	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$86,316	$56,397	$15	$142,728
Grounds maintenance	—	22,802	—	22,802
Storm damage services	3,214	899	—	4,113
Consulting and other	29,157	9,247	604	39,008
Total revenues	$118,687	$89,345	$619	$208,651

Geography:
United States	$110,453	$82,478	$619	$193,550
Canada	8,234	6,867	—	15,101
Total revenues	$118,687	$89,345	$619	$208,651

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

M.	Revenue Recognition (continued)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. For the three months ended March 31, 2018, the Company has recognized $568 of revenue that was included in the contract liability balance at the beginning of the period. Net contract liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Contract liabilities - current	$3,989	$2,072
Contract liabilities - noncurrent	2,042	2,020
Net contract liabilities	$6,031	$4,092
Practical Expedients & Accounting Policy Elections

•
Remaining performance obligations - The Company’s contracts for service revenue have an original duration of one year or less. Therefore, because of the short duration of these contracts, the Company has not disclosed the transaction price for the future performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.

•
Incremental costs of obtaining a contract - The Company’s contracts for service revenue have an original duration of one year or less. Therefore, the Company has elected to expense these costs as incurred.

•
Right to invoice - For the Company’s contracts in which it has the right to invoice the customer on the basis of actual work performed (i.e., output), the Company has elected to measure the satisfaction of performance obligation(s) on the basis of actual work performed, as the invoiced amount directly corresponds to the value transferred to the customer.

•	Sales taxes - The Company has, as an accounting policy election, decided to exclude from the measurement of the transaction price all sales taxes assessed by a governmental authority.

•	Significant financing component - The Company’s contracts do not allow for payment terms which exceed one year, and thus need not account for the effects of a significant financing component.

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
March 31, 2018
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
Our assets and liabilities measured at fair value on a recurring basis at March 31, 2018 were as follows:

		Fair Value Measurements at March 31, 2018 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$20,905	$20,905	$—	$—

Liabilities:
Deferred compensation	$2,318	$—	$2,318	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

N.	Fair Value Measurements and Financial Instruments (continued)
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2017 were as follows:

		Fair Value Measurements at December 31, 2017 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$19,422	$19,422	$—	$—

Liabilities:
Deferred compensation	$2,146	$—	$2,146	$—
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$128,500	$128,500	$100,000	$100,000
Senior unsecured notes	12,000	12,291	12,000	12,389
Term loans, noncurrent	6,583	7,545	7,935	10,038
Total	$147,083	$148,336	$119,935	$122,427
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
March 31, 2018
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(Amounts in thousands, except share data)

P.	The Davey 401KSOP and Employee Stock Ownership Plan (continued)
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $3,279 and $3,843 as of March 31, 2018 and December 31, 2017, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $123,645 and $119,677 as of March 31, 2018 and December 31, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $126,924 and $123,520 as of March 31, 2018 and December 31, 2017, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Our Business--Our operating results are reported in two segments: Residential and Commercial, and Utility. Residential and Commercial provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and, natural resource management and consulting, forestry research and development, and environmental planning. Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines and rights-of-way, chemical brush control, natural resource management and consulting, forestry research and development, and environmental planning. All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in "All Other."

Index

RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended
	March 31, 2018	April 1, 2017	Percentage Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	69.3	69.3	—
Selling	19.0	18.4	.6
General and administrative	8.5	8.5	—
Depreciation and amortization	6.3	6.4	(.1)
Gain on sale of assets, net	(.4)	(.5)	.1

Loss from operations	(2.7)	(2.1)	(.6)

Other income (expense):
Interest expense	(.7)	(.6)	(.1)
Interest income	—	—	—
Other, net	(.8)	(.6)	(.2)

Loss before income taxes	(4.1)	(3.3)	(.8)

Income tax benefits	(1.0)	(1.3)	.3

Net loss	(3.2)%	(2.0)%	(1.2)%

Index

First Three Months—Three Months Ended March 31, 2018 Compared to Three Months Ended April 1, 2017
Our results of operations for the three months ended March 31, 2018 compared to the three months ended April 1, 2017 follows:

	Three Months Ended
	March 31, 2018	April 1, 2017	Change	Percentage Change
Revenues	$208,651	$192,813	$15,838	8.2%

Costs and expenses:
Operating	144,623	133,659	10,964	8.2
Selling	39,657	35,534	4,123	11.6
General and administrative	17,718	16,400	1,318	8.0
Depreciation and amortization	13,121	12,190	931	7.6
Gain on sale of assets, net	(802)	(975)	173	(17.7)
	214,317	196,808	17,509	8.9

Loss from operations	(5,666)	(3,995)	(1,671)	41.8
Other income (expense):
Interest expense	(1,401)	(1,257)	(144)	11.5
Interest income	78	70	8	11.4
Other, net	(1,662)	(1,139)	(523)	45.9
Loss before income taxes	(8,651)	(6,321)	(2,330)	36.9

Income tax benefit	(2,024)	(2,434)	410	(16.8)

Net loss	$(6,627)	$(3,887)	$(2,740)	70.5%
Revenues--Revenues of $208,651 increased $15,838 compared with $192,813 in the first three months of 2017. Utility Services increased $6,209 or 5.5% compared with the first three months of 2017. The increase is attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $9,758 or 12.3% from the first three months of 2017. Increases in tree surgery, snow removal, landscape and consulting revenues were partially offset by decreases in mowing, lawn and spray services as a result of protracted winter weather in the northern areas of the U.S. Total revenues of $208,651 included no production incentive revenue during the first three months of 2018 compared with $22 during the first three months of 2017.
Operating Expenses--Operating expenses of $144,623 increased $10,964 compared with the first three months of 2017. Utility Services increased $5,209 or 6.1% compared with the first three months of 2017 and, as a percentage of revenue, increased .4% to 76.8%. The increase is attributable to additional expenses for labor, fuel, equipment maintenance, subcontractors and tools and saws associated with the increased revenue. Residential and Commercial Services increased $5,605 or 12.0% compared with the first three months of 2017 but, as a percentage of revenue, decreased .2% to 58.3%. Increases in labor expense, equipment maintenance expense, materials expense, fuel expense, subcontractor expense and tool and parts expense were partially offset by reductions in disposal expense and damage expenses
Fuel costs of $6,942 increased $1,331, or 23.7%, from the $5,611 incurred in the first three months of 2017 and impacted operating expenses within all segments. The $1,331 increase included price increases approximating $182 and usage increases approximating $1,149.
Selling Expenses--Selling expenses of $39,657 increased $4,123 compared with the first three months of 2017 and, as a percentage of revenues, increased .6% to 19.0%. Utility Services increased $1,056 or 8.8% over the first

Index

three months of 2017 and, as a percentage of revenue, increased .4% to 11.0%. Increases in field management wages and incentive expense, field management travel expense, office rent expense, communication expense and computer expense were partially offset by decreases in office support wages, field management auto expense, and employee development expense. Residential and Commercial Services experienced an increase of $3,060 or 12.5% over the first three months of 2017 and as a percentage of revenue, increased .1% to 30.8%. Increases in field management wages and incentive expense, office support wages, field management auto expense, communication expense, field management travel expense, computer expense and promotion and marketing expenses primarily account for the increase associated with the increased revenues.
General and Administrative Expenses--General and administrative expenses of $17,718 increased $1,318 from $16,400 in the first three months of 2017. Increases in salary and incentive expense, computer expense, office rent expense, office expenses, travel and living expenses and general insurance expense were partially offset by reductions in pension expense, director fee expense and communication expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $13,121 increased $931 from $12,190 incurred in the first three months of 2017, primarily due to increased capital expenditures and purchases of businesses in recent years.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $802 for the first three months of 2018 decreased $173 from the $975 gain in the first three months of 2017. Reductions in the quantity of units sold in the first three months of 2018 as compared with the first three months of 2017 was partially offset by higher average sales prices on units sold.
Interest Expense--Interest expense of $1,401 increased $144 from the $1,257 incurred in the first three months of 2017. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the first three months of 2018, as compared with the first three months of 2017.
Other, Net--Other, net, of $1,662 increased $523 from the $1,139 incurred in the first three months of 2017 and consisted of nonoperating income and expense, including foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Tax Benefits--Income tax benefits for the first three months of 2018 was $2,024, as compared to $2,434 for the first three months of 2017. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 effective tax rate for the first three months of 2018 is estimated to approximate 23.4%, as compared with the first three months of 2017 of 38.5%. The decrease is attributable to the reduction in federal income tax rate with the passage of the Tax Cuts and Jobs Act that was signed into law in December, 2017.
Net Loss--Net loss of $6,627 for the first three months of 2018 was $2,740 more than the $3,887 experienced in the first three months of 2017.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and April 1, 2017 follow:

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash provided by (used in):
Operating activities	$(4,650)	$(4,157)
Investing activities	(19,277)	(28,772)
Financing activities	21,107	32,565
Decrease in cash	$(2,820)	$(364)
Cash Used By Operating Activities--Cash used by operating activities was $4,650 for the first three months of 2018, or $493 more than the $4,157 used in the first three months of 2017. The $493 increase in operating cash flow used was primarily attributable to a $2,740 decrease in net income, and a $11,077 increase in cash used by operating assets and liabilities, excluding accounts receivable, partially offset by an increase of $931 in depreciation and amortization and $8,822 more cash provided by accounts receivable.
Overall, accounts receivable decreased $10,593 during the first three months of 2018, as compared to a decrease of $1,771 during the first three months of 2017. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2018 remained the same at 69 days, when compared to the end of the first three months of 2017.
Operating liabilities decreased $13,566 in the first three months of 2018, or $4,871 more than the $8,695 decrease in the first three months of 2017. Accounts payable and accrued expenses decreased $16,086 during the first three months of 2018 as compared with a decrease of $12,547 for the first three months of 2017. Decreases in employee compensation accruals, trade payables, 401KSOP liabilities, income taxes payable and advance payments from customers were partially offset by increases in self-insured medical accruals, compensated absence accruals, stock purchase withholdings and non-income taxes payable. Self-insurance accruals increased $2,520 in the first three months of 2018, which was $1,332 less than the increase of $3,852 experienced in the first three months of 2017.
The change in operating assets and liabilities other, net, decreased $11,284 for the first three months of 2018 as compared with a decrease of $5,078 for the first three months of 2017, with the $6,206 net change related primarily to increases in operating supplies, deposits and a decrease in pension and post-retirement benefits.
Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2018 was $19,277, or $9,495 less than the $28,772 used during the first three months of 2017. Reductions in purchases of capital expenditures for equipment, land and buildings and businesses account for the decrease.
Cash Provided By Financing Activities--Cash provided by financing activities of $21,107 decreased $11,458 during the first three months of 2018 as compared with $32,565 of cash provided during the first three months of 2017. During the first three months of 2018, our revolving credit facility provided $28,500 in cash as compared with $33,000 provided during the first three months of 2017. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments of notes payable used $5,163 during the first three months of 2018, an increase of $2,040 when compared to the $3,123 used in the first three months of 2017. Treasury share transactions (purchases and sales) used $1,607 for the first three months of 2018, $4,945 more than the $3,338 provided in the first three months of 2017, and included $143 of cash received from our common share subscriptions. Dividends paid of $623 during the first three months of 2018 decreased $27 as compared with $650 paid in the first three months of 2017.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s

Index

discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note P, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at the shareholders' request approximated $456 during the three months ended March 31, 2018 and there were no repurchases during the three months ended April 1, 2017. Share repurchases, other than redeemable common shares, approximated $5,611 and $2,002 during the three months ended March 31, 2018 and April 1, 2017, respectively.
Revolving Credit Facility--In October 2017, we amended our revolving credit facility. The Amended and Restated Credit Agreement provides for a revolving credit facility with a group of banks under which up to an aggregate of $250,000 is available, with a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000.
The Amended and Restated Credit Agreement extended the term of the revolving credit facility to October 6, 2022. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Credit Agreement.
As of March 31, 2018, we had unused commitments under the facility approximating $118,587, with $131,413 committed, consisting of borrowings of $128,500 and issued letters of credit of $2,913.
Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) a base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate was the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% was also required based on the average daily unborrowed commitment.
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
Accounts Receivable Securitization Facility--In May 2017, the Company amended its accounts receivable securitization facility to extend the scheduled termination date for an additional one-year period, to May 8, 2018 and increase the limit of the facility from $60,000 to $100,000.
As of March 31, 2018, we had issued letters of credit of $58,150 under the terms of the AR securitization program.
Under the AR securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit as of March 31, 2018--to the bank in exchange for the bank issuing letters of credit ("LCs").
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g.,

Index

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
Contractual Obligations Summary and Commercial Commitments
The following summarizes our long-term contractual obligations, as of March 31, 2018, to make future payments for the periods indicated:

		Nine Months Ending December 31, 2018
			Year Ending December 31,
Description	Total		2019	2020	2021	2022	Thereafter
Revolving credit facility	$128,500	$—	$—	$—	$—	$128,500	$—
Senior unsecured notes	18,000	6,000	6,000	6,000	—	—	—
Term loans	11,651	6,466	766	4,419	—	—	—
Capital lease obligations	2,087	660	669	621	137	—	—
Operating lease obligations	20,726	5,432	3,994	2,959	1,766	1,346	5,229
Self-insurance accruals	70,214	21,106	13,929	9,082	5,607	4,900	15,590
Purchase obligations	16,149	16,149	—	—	—	—	—
Other liabilities	19,534	4,609	6,413	1,999	2,386	1,794	2,333
	$286,861	$60,422	$31,771	$25,080	$9,896	$136,540	$23,152
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable for goods and services that we have negotiated for delivery as of March 31, 2018. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of March 31, 2018, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.
As of March 31, 2018, total commitments related to issued letters of credit were $63,067, of which $2,913 were issued under the revolving credit facility, $58,150 were issued under the AR securitization program, and $2,004 were issued under short-term lines of credit. As of December 31, 2017, total commitments related to issued letters of credit were $64,225, of which $4,071 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2018 through 2023. We intend to renew the surety bonds where appropriate and as necessary.

Index

Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At March 31, 2018, we had working capital of $88,328, and short-term lines of credit approximating $7,160 and $118,587 available under our revolving credit facility.
We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for at least the next twelve months and for the reasonably foreseeable future.
Recent Accounting Guidance
Accounting Standards Adopted in 2018
Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)--In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on how cash receipts and cash payments related to eight specific cash flow issues are presented and classified in the statement of cash flows, with the objective of reducing the existing diversity in practice. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs will be included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost will be presented separately outside of income from operations. Additionally, only the service cost component of the net periodic benefit cost may be capitalized in assets. The amendments under ASU 2017-07 also provide a practical expedient that permits the use of amounts disclosed in its pension and other postretirement benefit plan note for prior year comparative periods as the estimation basis for applying the guidance retrospectively. The Company adopted ASU 2017-07 on January 1, 2018 and chose to use the practical expedient provided when applying the guidance retrospectively. Upon adoption, service costs are recognized in our financial statements as general and administrative expenses while the remaining components of net periodic benefit cost are recognized as other income (expense). Pension expense of $347 for the first three months of 2017 has been reclassified from general and administrative expense to other income (expense).
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces all current U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The Company adopted ASU 2014-09 and applied it to all contracts that were not completed using the modified retrospective method. The cumulative effect of applying the guidance in ASU 2014-09 to contracts that were not yet completed as of January 1, 2018 was not material. Further, the adoption of ASU 2014-09 will not have a significant impact on the amount or timing of revenue recognition. Therefore, we have not disclosed the amount by which each financial

Index

statement line item is affected in the current period as a result of applying ASU 2014-09 or an explanation of significant changes between our results as reported and those that would have been reported under legacy GAAP as no significant changes were identified.
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company plans to adopt ASU 2016-02 on January 1, 2019. Management has assembled a project team and is in the process of gathering information to evaluate real estate, personal property and other arrangements that may meet the definition of a lease and has purchased a technology solution to assist with the management of leases. Management expects that the adoption of ASU 2016-02 will have a material impact on the Company's consolidated financial statements.
Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)--In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." ASU 2018-02 provides an option to reclassify the stranded tax effects within accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. Management has not yet completed its assessment of the impact of the new standard on the Company's consolidated financial statements.
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
As discussed in our annual report on Form 10-K for the year ended December 31, 2017, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments. During the first quarter 2018, we updated our revenue recognition policies in conjunction with our adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" as further described in Note M Revenue Recognition of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
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

Index

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
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part II - Item 1A. Risk Factors." of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2017 in “Part I - Item 1A. Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
During the quarter ended March 31, 2018, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2017.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index

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
We derive approximately 51% of our total annual revenues from our Utility segment, including approximately 50% of our total annual revenues from Pacific Gas & Electric Company. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.
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

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2018
January 1 to January 27	1,052	$18.30	—	129,761
January 28 to February 24	213	18.30	—	129,761
February 25 to March 31	299,799	19.10	—	129,761
Total First Quarter	301,064	19.10	—

Total Year-to-Date	301,064	$19.10	—
Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note P, The Davey 401KSOP and Employee Stock Ownership Plan). The purchases described above were added to our treasury stock.
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

Index

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
On May 17, 2017, in accordance with the amendments to the Articles approved by the Company's shareholders at the Annual Meeting, the Company's Board of Directors authorized the Company to repurchase up to 200,000 common shares, of which 129,761 remain available under the program. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	May 4, 2018	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 4, 2018	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)