Form 10-Q
period 2018-06-30
DAVEY TREE EXPERT CO
filed 2018-08-09
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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

There were 23,631,182 Common Shares, $1.00 par value, outstanding as of August 3, 2018.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 30, 2018
We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$12,483	$13,121
Accounts receivable, net	178,269	168,671
Operating supplies	13,922	10,069
Other current assets	12,326	17,264
Total current assets	217,000	209,125

Property and equipment	640,087	616,036
Less accumulated depreciation	431,851	422,853
	208,236	193,183

Other assets	24,874	29,156
Identified intangible assets and goodwill, net	43,144	41,671
	$493,254	$473,135
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$37,076	$45,093
Accrued expenses	40,512	42,816
Other current liabilities	33,959	40,748
Total current liabilities	111,547	128,657

Long-term debt	157,907	119,210
Self-insurance accruals	45,093	43,912
Other noncurrent liabilities	17,040	19,966
	331,587	311,745

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 6,169 and 6,467 shares at redemption value as of June 30, 2018 and December 31, 2017	121,525	123,520

Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 36,745 and 36,447 shares issued and outstanding before deducting treasury shares and which excludes 6,169 and 6,467 shares subject to redemption as of June 30, 2018 and December 31, 2017	36,745	36,447
Additional paid-in capital	69,810	58,554
Common shares subscribed, unissued	7,131	7,529
Retained earnings	153,647	143,835
Accumulated other comprehensive loss	(9,679)	(8,393)
	257,654	237,972
Less: Cost of common shares held in treasury; 19,290 shares at June 30, 2018 and 18,693 shares at December 31, 2017	216,065	198,327
Common shares subscription receivable	1,447	1,775
Total common shareholders' equity	40,142	37,870
	$493,254	$473,135

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$270,649	$245,037	$479,300	$437,850

Costs and expenses:
Operating	167,682	151,525	312,305	285,184
Selling	44,317	40,816	83,974	76,350
General and administrative	17,358	15,213	35,076	31,613
Depreciation and amortization	13,938	13,000	27,059	25,190
Gain on sale of assets, net	(2,446)	(1,176)	(3,248)	(2,151)
	240,849	219,378	455,166	416,186

Income from operations	29,800	25,659	24,134	21,664

Other income (expense):
Interest expense	(1,754)	(1,072)	(3,155)	(2,329)
Interest income	101	73	179	143
Other, net	(1,052)	(1,339)	(2,714)	(2,478)

Income before income taxes	27,095	23,321	18,444	17,000

Income taxes	5,381	9,098	3,357	6,664

Net income	$21,714	$14,223	$15,087	$10,336

Net income per share:
Basic	$.94	$.57	$.62	$.41
Diluted	$.89	$.55	$.59	$.40

Weighted-average shares outstanding:
Basic	23,121	24,998	24,439	24,984
Diluted	24,307	25,985	25,561	25,998

Dividends declared per share	$.025	$.025	$.050	$.050

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$21,714	$14,223	$15,087	$10,336
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(747)	881	(1,579)	1,203
Adjustments to defined benefit pension plans:
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	135	147	269	294
Prior service cost	12	10	24	20
Defined benefit pension plan adjustments	147	157	293	314

Other comprehensive (loss)/income, net of tax	(600)	1,038	(1,286)	1,517

Comprehensive income	$21,114	$15,261	$13,801	$11,853

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Operating activities
Net income	$15,087	$10,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,059	25,190
Other	(129)	(909)
Changes in operating assets and liabilities:
Accounts receivable	(9,598)	(9,662)
Operating liabilities	(8,907)	1,123
Other, net	(850)	1,589
	7,575	17,331
Net cash provided by operating activities	22,662	27,667

Investing activities
Capital expenditures:
Equipment	(40,228)	(37,858)
Land and building	(238)	(2,992)
Purchases of businesses, net of cash acquired	(2,544)	(7,452)
Other	4,396	2,667
Net cash used in investing activities	(38,614)	(45,635)

Financing activities
Revolving credit facility proceeds, net	39,000	35,500
Purchase of common shares for treasury	(26,356)	(17,002)
Sale of common shares from treasury	12,920	10,136
Dividends	(1,218)	(1,268)
Payments of notes payable	(9,032)	(8,721)
Net cash provided by financing activities	15,314	18,645

(Decrease)/increase in cash	(638)	677
Cash, beginning of period	13,121	9,006
Cash, end of period	$12,483	$9,683

Supplemental cash flow information follows:
Interest paid	$3,118	$2,480
Income taxes paid	5,126	3,179

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
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
Recent Accounting Guidance
Accounting Standards Adopted in 2018
Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business--In January 2017, the FASB issued Accounting Standard Update ("ASU") 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The Company adopted the guidance effective January 1, 2018 and application has been applied prospectively for annual and interim periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
June 30, 2018
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs will be included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost will be presented separately outside of income from operations. Additionally, only the service cost component of the net periodic benefit cost may be capitalized in assets. The amendments under ASU 2017-07 also provide a practical expedient that permits the use of amounts disclosed in the pension and other postretirement benefit plan footnote for prior year comparative periods as the estimation basis for applying the guidance retrospectively. The Company adopted ASU 2017-07 on January 1, 2018 and chose to use the practical expedient provided when applying the guidance retrospectively. Upon adoption, service costs are recognized in our financial statements as general and administrative expenses while the remaining components of net periodic benefit cost are recognized as other income (expense). Pension expense of $347 for the second quarter 2017 and $694 for the first six months of 2017 have been reclassified from general and administrative expense to other income (expense).
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces all current U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance.
The Company adopted ASU 2014-09 and applied it to all contracts that were not completed using the modified retrospective method for those contracts that were not completed as of adoption. The cumulative effect of applying the guidance in ASU 2014-09 to contracts that were not yet completed as of January 1, 2018 was not material. Further, the adoption of ASU 2014-09 did not have a significant impact on the amount or timing of revenue recognition. Therefore, we have not disclosed the amount by which each financial statement line item is affected in the current period as a result of applying ASU 2014-09 or an explanation of significant changes between our results as reported and those that would have been reported under legacy U.S. GAAP, as no significant changes were identified.
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company plans to adopt ASU 2016-02 on January 1, 2019. Management has assembled a project team and is in the process of gathering information to evaluate real estate, personal property and other arrangements that may meet the definition of a lease and has purchased a technology solution to assist with the management of leases. Management expects to adopt the standard using the Comparative Under ASC 840 approach and has evaluated the accounting elections and practical expedients available under the standard.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
Management expects that the adoption of ASU 2016-02 will have a material impact on the Company's consolidated financial statements.
Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)--In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." ASU 2018-02 provides an option to reclassify the stranded tax effects within accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"). This standard is effective for interim and annual reporting periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. Management has not yet completed its assessment of the impact of the new standard on the Company's consolidated financial statements.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the six months ended June 30, 2018 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2018. Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	June 30, 2018	December 31, 2017
Accounts receivable	$135,920	$143,244
Receivables under contractual arrangements	46,613	29,895
	182,533	173,139
Less allowances for doubtful accounts	4,264	4,468
Accounts receivable, net	$178,269	$168,671
Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprise the amounts included in the balance sheets:

Other current assets	June 30, 2018	December 31, 2017
Refundable income taxes	$—	$587
Prepaid expense	11,938	15,893
Other	388	784
Total	$12,326	$17,264

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Accrued expenses	June 30, 2018	December 31, 2017
Employee compensation	$17,267	$20,794
Accrued compensated absences	9,959	9,267
Self-insured medical claims	4,666	3,193
Income tax payable	2,610	3,443
Customer advances, deposits	498	1,672
Taxes, other than income	3,099	2,279
Other	2,413	2,168
Total	$40,512	$42,816

Other current liabilities	June 30, 2018	December 31, 2017
Note payable	$—	$149
Current portion of:
Long-term debt	9,944	16,817
Self-insurance accruals	24,015	23,782
Total	$33,959	$40,748

D.	Business Combinations
Our investment in businesses during the first six months of 2018 was $3,534, including debt issued, in the form of notes payable to the sellers, of $990, and have been included in our residential and commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the six months ended July 1, 2017, our investment in businesses was $10,877, including $3,099 of debt issued.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

Six Months Ended
June 30, 2018
Detail of acquisitions:
Assets acquired:
Operating supplies	$22
Equipment	1,869
Deposits and other	65
Intangibles	1,194
Goodwill	1,013
Liabilities assumed	(629)
Debt issued for purchases of businesses	(990)
Cash paid	$2,544

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

D.    Business Combinations (continued)
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ending June 30, 2018 was not significant. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the six months ended June 30, 2018 are not material and, accordingly, are not provided.
Investments in Businesses Subsequent to June 30, 2018--Subsequent to June 30, 2018 and through August 3, 2018, we made investments in businesses approximating $6,372.

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our historical investments in businesses were as follows:

	June 30, 2018		December 31, 2017
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$22,732	$17,472	$21,487	$16,846
Employment-related	7,431	6,759	7,333	6,624
Tradenames	6,310	5,261	5,978	5,134

Amortized intangible assets	36,473	$29,492	34,798	$28,604

Less accumulated amortization	29,492		28,604

Identified intangibles, net	6,981		6,194

Unamortized intangible assets:
Goodwill	36,163		35,477
	$43,144		$41,671
The changes in the carrying amounts of goodwill, by segment, for the six months ended June 30, 2018 follow:

	Balance at January 1, 2018	Acquisitions	Translation and Other Adjustments	Balance at June 30, 2018
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	32,053	1,013	(327)	32,739
Total	$35,477	$1,013	$(327)	$36,163
In the first quarter of 2018, the Company finalized all purchase accounting adjustments related to the Arborguard Tree Specialists, Inc. acquisition. The Company has recorded fair value adjustments based on new information obtained during the measurement period primarily related to customer lists, and deferred taxes. These adjustments

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net (continued)
resulted in a decrease in goodwill of $298 from the Company's initial estimate. Additionally, the change to the provisional amount resulted in an increase in amortization expense of $52 and accumulated amortization of $70, of which $52 relates to the previous year.

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
Revolving credit facility
Swing-line borrowings	$1,000	$—
LIBOR borrowings	138,000	100,000
	139,000	100,000
Senior unsecured notes	18,000	18,000
Term loans	8,937	16,242
Capital leases	2,551	2,510
	168,488	136,752
Less debt issuance costs	637	725
Less current portion	9,944	16,817
	$157,907	$119,210

Revolving Credit Facility --As of June 30, 2018, we had a $250,000 revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Credit Agreement. As of June 30, 2018, we had unused commitments under the facility approximating $108,087, with $141,913 committed, consisting of borrowings of $139,000 and issued letters of credit of $2,913.
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
June 30, 2018
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)
events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.
Accounts Receivable Securitization Facility--In May 2018, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one-year period, to May 6, 2019. In addition, for purposes of determining events of default, the Days' Sales Outstanding calculation was amended to include the most recent six fiscal months. The prior calculation was based on the most recent three fiscal months.
The AR Securitization program has a limit of $100,000, of which $58,150 was issued for letters of credit as of June 30, 2018.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit ("LCs") as of June 30, 2018--to the bank in exchange for the bank issuing LCs.
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
Total Commitments Related to Issued Letters of Credit--As of June 30, 2018 and December 31, 2017, total commitments related to issued letters of credit were $63,067, of which $2,913 were issued under the revolving credit facility, $58,150 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit.

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

G.    Stock-Based Compensation (continued)
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and restricted stock units -- included in the results of operations follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Compensation expense, all share-based payment plans	$769	$1,462	$1,793	$2,448
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $488 being recognized for the six months ended June 30, 2018 and $415 for the six months ended July 1, 2017.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $346 for the six months ended June 30, 2018 and $395 for the six months ended July 1, 2017.
Stock-Settled Stock Appreciation Rights--During the six months ended June 30, 2018, the Compensation Committee awarded 121,243 stock-settled stock appreciation rights (“SSARs”) to certain management employees, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of June 30, 2018.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2018	448,180	$3.10
Granted	121,243	3.84
Forfeited	—	—
Vested	(150,120)	3.01
Unvested, June 30, 2018	419,303	$3.35	2.5 years	$1,173	$8,009
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $290 for the six months ended June 30, 2018 and $757 for the six months ended July 1, 2017.
Restricted Stock Units--During the six months ended June 30, 2018, the Compensation Committee awarded 31,738 performance-based restricted stock units ("PRSUs") to certain management employees and 13,188 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of June 30, 2018.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2018	290,666	$14.41
Granted	44,926	18.55
Forfeited	—	—
Vested	(80,806)	12.71
Unvested, June 30, 2018	254,786	$15.67	2.5 years	$2,213	$4,866
Employee PRSUs	216,134	$15.40	2.7 years	$1,783	$4,128
Nonemployee Director RSUs	38,652	$17.17	1.9 years	$430	$738
Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $669 for the six months ended June 30, 2018 and $881 for the six months ended July 1, 2017.
We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	June 30, 2018	July 1, 2017
Volatility rate	10.1%	10.3%
Risk-free interest rate	2.7%	2.2%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	9.2	8.9
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 30, 2018.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,528,615	$13.05
Granted	143,250	19.10
Exercised	(80,635)	10.07
Forfeited	(41,300)	12.37
Outstanding, June 30, 2018	1,549,930	$13.78	6.2 years	$8,246

Exercisable, June 30, 2018	965,780	$11.62	5.0 years	$7,225
As of June 30, 2018, there was approximately $1,742 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.6 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, SSARs, RSUs, PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$100	$132	$200	$265
Interest cost on projected benefit obligation	179	264	359	527
Expected return on plan assets	(57)	(170)	(115)	(339)
Amortization of net actuarial loss	182	238	364	475
Amortization of prior service cost	16	15	32	31
Net pension expense of defined benefit pension plans	$420	$479	$840	$959
The components of net periodic benefit expense, other than the service cost component, are included in the line item other income (expense) in the income statement.

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The effective tax rate for the six months ended June 30, 2018 is estimated to approximate 18.2%.  Our effective tax rate for the six months ended July 1, 2017 was estimated at 39.2%. The change in rate is primarily due to the Tax Reform Act, that was signed into law on December 22, 2017 by the President of the United States, which reduces the corporate federal income tax rate for 2018 and beyond from 35% to 21%.
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
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”). This guidance allows registrants a “measurement period”, not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Tax Reform Act. SAB 118 further directs that during the measurement period, registrants who are able to make reasonable estimates for the tax effects of the Tax Reform Act should include those amounts in their financial statements as “provisional” amounts. Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Tax Reform Act. The provisional amounts computed by the Company are expected to be finalized when the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

I.	Income Taxes (continued)
U.S. corporate income tax return for 2017 is filed in 2018, but in no event later than one year from the enactment date.
At December 31, 2017, we had unrecognized tax benefits of $2,581, of which $1,948 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $128. During the second quarter 2018 we decreased our unrecognized tax benefits by $1,547 as a result of the pending settlement of the IRS audits of our 2015 and 2016 U.S. income tax returns. As of June 30, 2018, we had unrecognized tax benefits of $1,034, of which $561 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $21. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes. We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The IRS finalized their audit of our 2015 and 2016 U.S. income tax returns in July 2018. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2016. As of June 30, 2018, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the six months ended June 30, 2018 and six months ended July 1, 2017:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(3,305)	$(5,088)	$(8,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(1,579)	$—	$(1,579)
Amounts reclassified from accumulated other comprehensive income (loss)	—	396	396
Tax effect	—	(103)	(103)
Net of tax amount	(1,579)	293	(1,286)
Balance at June 30, 2018	$(4,884)	$(4,795)	$(9,679)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(5,500)	$(6,662)	$(12,162)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$1,203	$—	$1,203
Amounts reclassified from accumulated other comprehensive income (loss)	—	506	506
Tax effect	—	(192)	(192)
Net of tax amount	1,203	314	1,517
Balance at July 1, 2017	$(4,297)	$(6,348)	$(10,645)
The change in defined benefit pension plans of $396 for the six months ended June 30, 2018 and the $506 for the six months ended July 1, 2017 is included in net periodic pension expense classified in the condensed statement of operations as general and administrative or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
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

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Income available to common shareholders:
Net income	$21,714	$14,223	$15,087	$10,336

Weighted-average shares:
Basic:
Outstanding	22,926	24,797	24,077	24,582
Partially-paid share subscriptions	195	201	362	402
Basic weighted-average shares	23,121	24,998	24,439	24,984

Diluted:
Basic from above	23,121	24,998	24,439	24,984
Incremental shares from assumed:
Exercise of stock subscription purchase rights	140	141	143	143
Exercise of stock options and awards	1,046	846	979	871
Diluted weighted-average shares	24,307	25,985	25,561	25,998

Net income per share:
Basic	$.94	$.57	$.62	$.41

Diluted	$.89	$.55	$.59	$.40

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common and Redeemable Shares Outstanding (continued)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended June 30, 2018 follows:

	Common Shares	Redeemable
	Net of Treasury Shares	Shares	Total
Shares outstanding at January 1, 2018	17,753,832	6,467,027	24,220,859
Shares purchased	(828,495)	(533,447)	(1,361,942)
Shares sold	369,171	235,195	604,366
Stock subscription offering -- cash purchases	51,296	—	51,296
Options and awards exercised	108,850	—	108,850
Shares outstanding at June 30, 2018	17,454,654	6,168,775	23,623,429
On June 30, 2018, we had 23,623,429 common and redeemable shares outstanding, employee options exercisable to purchase 965,780 common shares, partially-paid subscriptions for 723,914 common shares and purchase rights outstanding for 289,391 common shares.
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
June 30, 2018
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
Utility--Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines and rights-of-way and chemical brush control; and, natural resource management and consulting, forestry research and development, and environmental planning.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended June 30, 2018
Revenues	$128,496	$141,465	$688	$—		$270,649
Income (loss) from operations	6,265	26,834	(2,764)	(535)	(a)	29,800
Interest expense				(1,754)		(1,754)
Interest income				101		101
Other income (expense), net				(1,052)		(1,052)
Income before income taxes						$27,095
Segment assets, total	$197,287	$222,638	$—	$73,329	(b)	$493,254

Three Months Ended July 1, 2017
Revenues	$112,903	$131,299	$835	$—		$245,037
Income (loss) from operations	4,270	23,837	(965)	(1,483)	(a)	25,659
Interest expense				(1,072)		(1,072)
Interest income				73		73
Other income (expense), net				(1,339)		(1,339)
Income before income taxes						$23,321
Segment assets, total	$171,472	$202,502	$—	$86,198	(b)	$460,172

Six Months Ended June 30, 2018
Revenues	$247,183	$230,810	$1,307	$—		$479,300
Income (loss) from operations	8,079	23,729	(6,556)	(1,118)	(a)	24,134
Interest expense				(3,155)		(3,155)
Interest income				179		179
Other income (expense), net				(2,714)		(2,714)
Income before income taxes						$18,444
Segment assets, total	$197,287	$222,638	$—	$73,329	(b)	$493,254

Six Months Ended July 1, 2017
Revenues	$225,381	$210,886	$1,583	$—		$437,850
Income (loss) from operations	6,928	20,255	(3,193)	(2,326)	(a)	21,664
Interest expense				(2,329)		(2,329)
Interest income				143		143
Other income (expense), net				(2,478)		(2,478)
Income before income taxes						$17,000
Segment assets, total	$171,472	$202,502	$—	$86,198	(b)	$460,172
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
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

•
Residential and Commercial Services - We provide a wide array of services for our residential and commercial customers including the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life, landscaping, grounds maintenance, the application of fertilizer, herbicides and insecticides, natural resource management and consulting, forestry research and development, and environmental planning. A contract with a customer may include only one of these services, all of these services, or a combination of these services. For contracts in which we provide all, or a combination of, these services, we believe that the nature of our promise is to provide an integrated property management service for our customer. In these contracts, the customer has effectively outsourced the care and maintenance of its property grounds to us during the duration of the contract as we are responsible for providing a continuous delivery of outsourced maintenance activities over the contract term. As such, for contracts that contain a combination of services, we have concluded that we have a single performance obligation, which is accounted for as a series of distinct services.

•
Utility Services - We provide a suite of vegetation management or arboricultural services to our utility customers (investor-owned, municipal utilities, and rural electric cooperatives) including the practice of line-clearing and vegetation management around power lines and rights-of-way, chemical brush control, natural resource management and consulting, forestry research and development, and environmental planning. A contract with a customer may include only one of these services, all of these services, or a combination of these services. For contracts in which we provide all, or a combination of, these services, we believe that the nature of our promise is to provide an integrated overall vegetation management service, rather than the performance of discrete activities or services for the customer. As such, for contracts that contain a combination of services, we have concluded that we have a single performance obligation, which is accounted for as a series of distinct services.

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
June 30, 2018
(Amounts in thousands, except share data)

M.	Revenue Recognition (continued)
Revenue from our residential, commercial, and utility performance obligations is recognized over time as the customer simultaneously receives and consumes the benefits of our services as we perform them. Many of our contracts compensate us based on an agreed upon price for each increment of service provided to the customer. Therefore, revenue is mainly recognized as each increment of service is provided to the customer at the amount that we are contractually entitled to. For contracts that contain a fixed price, we generally use a units-delivered based output method to measure progress. Revenue from our consulting services is also recognized over time and we use a cost-based input method to measure progress. Payment for our services is generally due within 30 days of such services being provided to the customer.
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and six months ended June 30, 2018 by major sources:

Three Months Ended June 30, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$97,118	$86,540	$(26)	$183,632
Grounds maintenance	—	37,786	—	37,786
Storm damage services	621	911	—	1,532
Consulting and other	30,757	16,228	714	47,699
Total revenues	$128,496	$141,465	$688	$270,649

Geography:
United States	$118,661	$129,905	$688	$249,254
Canada	9,835	11,560	—	21,395
Total revenues	$128,496	$141,465	$688	$270,649

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

M.	Revenue Recognition (continued)

Six Months Ended June 30, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$183,435	$142,937	$(12)	$326,360
Grounds maintenance	—	60,588	—	60,588
Storm damage services	3,834	1,810	—	5,644
Consulting and other	59,914	25,475	1,319	86,708
Total revenues	$247,183	$230,810	$1,307	$479,300

Geography:
United States	$229,114	$212,383	$1,307	$442,804
Canada	18,069	18,427	—	36,496
Total revenues	$247,183	$230,810	$1,307	$479,300
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company has recognized $654 and $1,222 of revenue for the three and six months ended June 30, 2018 that was included in the contract liability balance at December 31, 2017. Net contract liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Contract liabilities - current	$3,847	$2,072
Contract liabilities - noncurrent	2,080	2,020
Net contract liabilities	$5,927	$4,092
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(Amounts in thousands, except share data)

M.	Revenue Recognition (continued)

•	Significant financing component - The Company’s contracts do not allow for payment terms which exceed one year, and thus need not account for the effects of a significant financing component.

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
Our assets and liabilities measured at fair value on a recurring basis at June 30, 2018 were as follows:

		Fair Value Measurements at June 30, 2018 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$14,909	$14,909	$—	$—

Liabilities:
Deferred compensation	$2,310	$—	$2,310	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$139,000	$139,000	$100,000	$100,000
Senior unsecured notes	12,000	12,059	12,000	12,389
Term loans, noncurrent	5,801	6,293	7,935	10,038
Total	$156,801	$157,352	$119,935	$122,427
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
June 30, 2018
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
In November 2017, a suit was filed against Davey Tree, its subsidiary, Wolf Tree, Inc., a former Davey employee, two Wolf employees, and a former Wolf employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee in Savannah, Georgia, who was killed in August 2017. The case has been set for trial on January 22, 2019. In July 2018, a survival action was filed by the deceased's estate against Davey Tree, its subsidiary, Wolf Tree, Inc., and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three RICO claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case has been removed to the United States District Court for the Southern District of Georgia, Savannah Division, on August 2, 2018. The Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for three of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.

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
June 30, 2018
(Amounts in thousands, except share data)

P.    The Davey 401KSOP and Employee Stock Ownership Plan (continued)
percent of the employee’s compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible to participate.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $5,677 and $3,843 as of June 30, 2018 and December 31, 2017, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $115,848 and $119,677 as of June 30, 2018 and December 31, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $121,525 and $123,520 as of June 30, 2018 and December 31, 2017, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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

	Three Months Ended			Six Months Ended
	June 30, 2018	July 1, 2017	Percentage Change	June 30, 2018	July 1, 2017	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	62.0	61.8	.2	65.2	65.1	.1
Selling	16.4	16.7	(.3)	17.5	17.4	.1
General and administrative	6.4	6.2	.2	7.3	7.2	.1
Depreciation and amortization	5.1	5.3	(.2)	5.7	5.8	(.1)
Gain on sale of assets, net	(.9)	(.5)	(.4)	(.7)	(.5)	(.2)

Income from operations	11.0	10.5	.5	5.0	4.8	.2

Other income (expense):
Interest expense	(.6)	(.4)	(.2)	(.7)	(.5)	(.2)
Interest income	—	—	—	—	—	—
Other, net	(.4)	(.5)	.1	(.5)	(.6)	.1

Income before income taxes	10.0	9.5	.5	3.8	3.9	(.1)

Income taxes	2.0	3.7	(1.7)	.7	1.5	(.8)

Net income	8.0%	5.8%	2.2%	3.1%	2.4%	.7%

Index

Second Quarter—Three Months Ended June 30, 2018 Compared to Three Months Ended July 1, 2017

Our results of operations for the three months ended June 30, 2018 compared to the three months ended July 1, 2017 follows:

	Three Months Ended
	June 30, 2018	July 1, 2017	Change	Percentage Change
Revenues	$270,649	$245,037	$25,612	10.5%

Costs and expenses:
Operating	167,682	151,525	16,157	10.7
Selling	44,317	40,816	3,501	8.6
General and administrative	17,358	15,213	2,145	14.1
Depreciation and amortization	13,938	13,000	938	7.2
Gain on sale of assets, net	(2,446)	(1,176)	(1,270)	nm
	240,849	219,378	21,471	9.8

Income from operations	29,800	25,659	4,141	16.1
Other income (expense):
Interest expense	(1,754)	(1,072)	(682)	63.6
Interest income	101	73	28	38.4
Other, net	(1,052)	(1,339)	287	(21.4)
Income before income taxes	27,095	23,321	3,774	16.2

Income taxes	5,381	9,098	(3,717)	(40.9)

Net income	$21,714	$14,223	$7,491	52.7%

nm--not meaningful

Revenues--Revenues of $270,649 increased $25,612 compared with $245,037 in the second quarter of 2017. Utility Services increased $15,593 or 13.8% compared with the second quarter of 2017. The increase is attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $10,166 or 7.7% from the second quarter of 2017. Increases in tree and plant care and consulting revenues were partially offset by decreases in grounds maintenance and storm damage revenues. Total revenues of $270,649 included $155 production incentive revenue during the second quarter of 2018 compared with $1,034 during the second quarter of 2017.
Operating Expenses--Operating expenses of $167,682 increased $16,157 compared with the second quarter of 2017. Utility Services increased $11,345 or 13.4% compared with the second quarter of 2017 but, as a percentage of revenue, decreased .3% to 74.8%. The increase is attributable to additional expenses for labor, fuel, equipment maintenance, subcontractors and tools and saws associated with the increased revenue. Residential and Commercial Services increased $5,106 or 7.9% compared with the second quarter of 2017 and, as a percentage of revenue, increased .1% to 49.5%. Increases in labor expense, fuel expense, subcontractor expense and tool and parts expense were partially offset by a reduction in materials expense.
Fuel costs of $8,700 increased $1,988, or 29.6%, from the $6,712 incurred in the second quarter of 2017 and impacted operating expenses within all segments. The $1,988 increase included price increases approximating $243 and usage increases approximating $1,745.
Selling Expenses--Selling expenses of $44,317 increased $3,501 compared with the second quarter of 2017 but, as a percentage of revenues, decreased .3% to 16.4%. Utility Services increased $1,491 or 12.4% over the second quarter of 2017 but, as a percentage of revenue, decreased .1% to 10.5%. Increases in field management wages and incentive expense and employee development were partially offset by decreases in travel and rent expenses.

Index

Residential and Commercial Services experienced an increase of $1,876 or 6.2% over the second quarter of 2017 but, as a percentage of revenue, decreased .3% to 22.6%. Increases in field management wages and incentive expense, office support wages, field management auto expense, field management travel expense, computer expense rent and employee development primarily accounted for the increase.
General and Administrative Expenses--General and administrative expenses of $17,358 increased $2,145 from $15,213 in the second quarter of 2017. Increases in salary and incentive expense, travel and living expenses, professional services and general insurance expense were partially offset by reductions in employee development expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $13,938 increased $938 from $13,000 incurred in the second quarter of 2017, primarily due to increased capital expenditures and purchases of businesses in recent years.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,446 for the second quarter of 2018 increased $1,270 from the $1,176 gain in the second quarter of 2017. Higher average sales prices on units sold and the sale of real estate were partially offset by reductions in the quantity of units sold in the second quarter of 2018 as compared with the second quarter of 2017.
Interest Expense--Interest expense of $1,754 increased $682 from the $1,072 incurred in the second quarter of 2017. The increase is attributable to higher-average debt levels necessary to fund operations and capital expenditures during the second quarter of 2018, as compared with the second quarter of 2017.
Other, Net--Other, net, of $1,052 decreased $287 from the $1,339 incurred in the second quarter of 2017 and consisted of nonoperating income and expense, including foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Tax Expense--Income tax expense for the second quarter of 2018 was $5,381, as compared to $9,098 for the second quarter of 2017. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 effective tax rate as of the second quarter of 2018 is estimated to approximate 18.2%, as compared with the second quarter of 2017 of 39.2%. The decrease is attributable to the reduction in the corporate federal income tax rate with the passage of the Tax Cuts and Jobs Act that was signed into law in December 2017.
Net Income--Net income of $21,714 for the second quarter of 2018 was $7,491 more than the $14,223 for the second quarter of 2017.

Index

First Half—Six Months Ended June 30, 2018 Compared to Six Months Ended July 1, 2017
Our results of operations for the six months ended June 30, 2018 compared to the six months ended July 1, 2017 follows:

	Six Months Ended
	June 30, 2018	July 1, 2017	Change	Percentage Change
Revenues	$479,300	$437,850	$41,450	9.5%

Costs and expenses:
Operating	312,305	285,184	27,121	9.5
Selling	83,974	76,350	7,624	10.0
General and administrative	35,076	31,613	3,463	11.0
Depreciation and amortization	27,059	25,190	1,869	7.4
Gain on sale of assets, net	(3,248)	(2,151)	(1,097)	51.0
	455,166	416,186	38,980	9.4

Income from operations	24,134	21,664	2,470	11.4
Other income (expense):
Interest expense	(3,155)	(2,329)	(826)	35.5
Interest income	179	143	36	25.2
Other, net	(2,714)	(2,478)	(236)	9.5
Income before income taxes	18,444	17,000	1,444	8.5

Income taxes	3,357	6,664	(3,307)	(49.6)

Net income	$15,087	$10,336	$4,751	46.0%
Revenues--Revenues of $479,300 increased $41,450 compared with $437,850 in the first half of 2017. Utility Services increased $21,802 or 9.7% compared with the first half of 2017. Contracts lost and significant reductions in contract scope with two utility providers within our U.S. Utility operations were offset by new contracts obtained and increases in rates and productivity on other contracts within both our U.S. and Canadian operations. Residential and Commercial Services increased $19,924 or 9.4% from the first half of 2017. Increases in tree and plant care, grounds maintenance and consulting revenues were partially offset by decreases in storm damage revenues. Total revenues of $479,300 included production incentive revenue, recognized under the completed-performance method, of $401 during the first half of 2018 compared with $1,056 during the first half of 2017.

Operating Expenses--Operating expenses of $312,305 increased $27,121 compared with the first half of 2017 and, as a percentage of revenues, increased .1% to 65.2%. Utility Services increased $16,554 or 9.7% compared with the first half of 2017 but, as a percentage of revenue, remained at 75.8%. Increases in labor expense, fuel expense and equipment maintenance expense were partially offset by a decrease in equipment rental expense. Residential and Commercial Services increased $10,711 or 9.6% compared with the first half of 2017 and, as a percentage of revenue, increased .1% to 53.0%. The increase was attributable to additional expenses for labor expense, equipment maintenance expense, materials expense, subcontractor expense, fuel expense, tool expense and crew expenses associated with the increased revenue.

Fuel costs of $15,642 increased $3,319, or 26.9%, from the $12,323 incurred in the first half of 2017 and impacted operating expenses within all segments. The $3,319 increase included price increases approximating $426 and usage increases approximating $2,893.

Selling Expenses--Selling expenses of $83,974 increased $7,624 compared with the first half of 2017 and, as a percentage of revenue, increased .1% to 17.5%. Utility Services increased $2,547 or 10.6% over the first half of 2017 and, as a percentage of revenue increased .1% to 10.7%. Increases in field management wages and incentive

Index

expense, computer expense, rent and travel expense were partially offset by a decrease in office support wages. Residential and Commercial Services experienced an increase of $4,936 or 9.1% over the first half of 2017 but as a percentage of revenue, decreased .1% to 25.7%. Increases in field management wages and incentive expense, office rent expense, employee development expense, field management travel expense, office support wages, and communication expense contributed to the increase.

General and Administrative Expenses--General and administrative expenses of $35,076 increased $3,463 from $31,613 in the first half of 2017. Increases in salary and incentive expense, stock compensation expense, computer expense, pension expense, professional service expense, travel, rent, general insurance expense and advertising expense contributed to the increase.

Depreciation and Amortization Expense--Depreciation and amortization expense of $27,059 increased $1,869 from $25,190 incurred in the first half of 2017. The increase was attributable to higher capital expenditures necessary to support the business and purchases of businesses in recent years.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $3,248 for the first half of 2018 increased $1,097 from the $2,151 gain in the first half of 2017 due to higher average sales prices on fewer units sold and the sale of a property in the first half of 2018 as compared with the first half of 2017.

Interest Expense--Interest expense of $3,155 increased $826 from the $2,329 incurred in the first half of 2017. The increase is attributable to higher-average debt levels necessary to fund operations, capital expenditures and purchases of businesses during the first six months of 2018, as compared with the first six months of 2017.

Other, Net--Other, net, of $2,714 increased $236 from the $2,478 incurred in the first half of 2017 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Tax Expense--Income tax expense for the first half of 2018 was $3,357, as compared to $6,664 for the first half of 2017. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 effective tax rate for the first half of 2018 is estimated to approximate 18.2%. Our effective tax rate for the first half of 2017 was 39.2%. The decrease is attributable to the reduction in the corporate federal income tax rate with the passage of the Tax Cuts and Jobs Act that was signed into law in December 2017.

Net Income--Net income of $15,087 for the first half of 2018 was $4,751 more than the $10,336 for the first half of 2017.

LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary
Our cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and July 1, 2017 follow:

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash provided by (used in):
Operating activities	$22,662	$27,667
Investing activities	(38,614)	(45,635)
Financing activities	15,314	18,645
(Decrease)/Increase in cash	$(638)	$677
Cash Provided By Operating Activities--Cash provided by operating activities was $22,662 for the first six months of 2018, or $5,005 less than the $27,667 provided in the first six months of 2017. The $5,005 decrease in operating cash flow provided was primarily attributable to a $12,469 increase in cash used for operating assets and liabilities, excluding accounts receivable, partially offset by a $4,751 increase in net income, an increase of $1,869 in depreciation and amortization and $64 less cash used in accounts receivable.
Overall, accounts receivable increased $9,598 during the first six months of 2018, as compared to an increase of $9,662 during the first six months of 2017. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2018 increased by one day to 60 days, when compared to the end of the first six months of 2017. The DSO at July 1, 2017 was 59 days.
Operating liabilities decreased $8,907 in the first six months of 2018, or $10,030 more than the $1,123 increase in the first six months of 2017. Accounts payable and accrued expenses decreased $10,321 during the first six months of 2018 as compared with a decrease of $4,252 for the first six months of 2017. Decreases in employee compensation accruals, trade payables, income taxes payable and advance payments from customers were partially offset by increases in self-insured medical accruals, compensated absence accruals and non-income taxes payable. Self-insurance accruals increased $1,414 in the first six months of 2018, which was $3,961 less than the increase of $5,375 experienced in the first six months of 2017.
Operating assets and liabilities other, net, used $850 of cash for the first six months of 2018 as compared with providing $1,589 of cash for the first six months of 2017. The $2,439 net change related primarily to an increase in operating supplies, and decreases in deposits and pension and post-retirement benefits.
Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2018 was $38,614, or $7,021 less than the $45,635 used during the first six months of 2017. Reductions in capital expenditures for equipment, land and buildings and purchases of businesses account for the decrease.
Cash Provided By Financing Activities--Cash provided by financing activities of $15,314 decreased $3,331 during the first six months of 2018 as compared with $18,645 of cash provided during the first six months of 2017. During the first six months of 2018, our revolving credit facility provided $39,000 in cash as compared with $35,500 provided during the first six months of 2017. We use the credit facility primarily for capital expenditures and payments of notes payable related to acquisitions. Payments of notes payable used $9,032 during the first six months of 2018, an increase of $311 when compared to the $8,721 used in the first six months of 2017. Treasury share transactions (purchases and sales) used $13,436 for the first six months of 2018, $6,570 more than the $6,866 used in the first six months of 2017, and included $328 of cash received from our common share subscriptions. Dividends paid of $1,218 during the first six months of 2018 decreased $50 as compared with $1,268 paid in the first six months of 2017.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s

Index

discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note P, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at the shareholders' request approximated $20,179 and $8,778 during the six months ended June 30, 2018 and July 1, 2017, respectively. Share repurchases, other than redeemable common shares, approximated $6,177 and $8,224 during the six months ended June 30, 2018 and July 1, 2017, respectively.
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
As of June 30, 2018, we had unused commitments under the facility approximating $108,087, with $141,913 committed, consisting of borrowings of $139,000 and issued letters of credit of $2,913.
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
Accounts Receivable Securitization Facility--In May 2018, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one-year period, to May 6, 2019. In addition, for purposes of determining events of default, the Days' Sales Outstanding calculation was amended to include the most recent six fiscal months. The prior calculation was based on the most recent three fiscal months.
The AR Securitization program has a limit of $100,000 of which $58,150 was issued for letters of credit as of June 30, 2018 .
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit ("LCs") as of June 30, 2018--to the bank in exchange for the bank issuing LCs.
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
Contractual Obligations Summary and Commercial Commitments
The following summarizes our long-term contractual obligations, as of June 30, 2018, to make future payments for the periods indicated:

		Six Months Ending December 31, 2018
			Year Ending December 31,
Description	Total		2019	2020	2021	2022	Thereafter
Revolving credit facility	$139,000	$—	$—	$—	$—	$139,000	$—
Senior unsecured notes	18,000	6,000	6,000	6,000	—	—	—
Term loans	8,937	3,055	1,092	4,790	—	—	—
Capital lease obligations	2,551	811	945	709	86	—	—
Operating lease obligations	24,013	6,284	4,636	3,150	2,074	4,383	3,486
Self-insurance accruals	69,108	24,015	12,630	8,134	4,991	6,039	13,299
Purchase obligations	7,979	7,979	—	—	—	—	—
Other liabilities	17,039	3,444	6,136	1,754	2,025	1,474	2,206
	$286,627	$51,588	$31,439	$24,537	$9,176	$150,896	$18,991
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable for goods and services that we have negotiated for delivery as of June 30, 2018. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of June 30, 2018, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.
As of June 30, 2018, total commitments related to issued letters of credit were $63,067, of which $2,913 were issued under the revolving credit facility, $58,150 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit. As of December 31, 2017, total commitments related to issued letters of credit were $63,242, of which $3,088 were issued under the revolving credit facility, $58,150 were issued under the AR Securitization facility, and $2,004 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2018 through 2023. We intend to renew the surety bonds where appropriate and as necessary.

Index

Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At June 30, 2018, we had working capital of $105,453, and short-term lines of credit approximating $7,133 and $108,087 available under our revolving credit facility.
We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for at least the next twelve months and for the reasonably foreseeable future.
Recent Accounting Guidance
Accounting Standards Adopted in 2018
Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business--In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The Company adopted the guidance effective January 1, 2018 and application will be applied prospectively for annual and interim periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs will be included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost will be presented separately outside of income from operations. Additionally, only the service cost component of the net periodic benefit cost may be capitalized in assets. The amendments under ASU 2017-07 also provide a practical expedient that permits the use of amounts disclosed in its pension and other postretirement benefit plan note for prior year comparative periods as the estimation basis for applying the guidance retrospectively. The Company adopted ASU 2017-07 on January 1, 2018 and chose to use the practical expedient provided when applying the guidance retrospectively. Upon adoption, service costs are recognized in our financial statements as general and administrative expenses while the remaining components of net periodic benefit cost are recognized as other income (expense). Pension expense of $347 for the second quarter 2017 and

Index

$694 for the first six months of 2017 have been reclassified from general and administrative expense to other income (expense).
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces all current U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The Company adopted ASU 2014-09 and applied it to all contracts that were not completed using the modified retrospective method. The cumulative effect of applying the guidance in ASU 2014-09 to contracts that were not yet completed as of January 1, 2018 was not material. Further, the adoption of ASU 2014-09 did not have a significant impact on the amount or timing of revenue recognition. Therefore, we have not disclosed the amount by which each financial statement line item is affected in the current period as a result of applying ASU 2014-09 or an explanation of significant changes between our results as reported and those that would have been reported under legacy GAAP as no significant changes were identified.
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company plans to adopt ASU 2016-02 on January 1, 2019. Management has assembled a project team and is in the process of gathering information to evaluate real estate, personal property and other arrangements that may meet the definition of a lease and has purchased a technology solution to assist with the management of leases. Management expects to adopt the standard using the Comparative Under ASC 840 approach and has evaluated the accounting elections and practical expedients available under the standard. Management expects that the adoption of ASU 2016-02 will have a material impact on the Company's consolidated financial statements.
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

Index

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
During the quarter ended June 30, 2018, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2017.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Davey Tree Expert Company

Part II.	Other Information
Items 3, 4 and 5 are not applicable.

Index

Item 1.	Legal Proceedings.
In November 2017, a suit was filed against Davey Tree, its subsidiary, Wolf Tree, Inc., a former Davey employee, two Wolf employees, and a former Wolf employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee in Savannah, Georgia, who was killed in August 2017. The case has been set for trial on January 22, 2019. In July 2018, a survival action was filed by the deceased's estate against Davey Tree, its subsidiary, Wolf Tree, Inc., and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three RICO claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case has been removed to the United States District Court for the Southern District of Georgia, Savannah Division, on August 2, 2018. The Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for three of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.
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
We derive approximately 51% of our total annual revenues from our Utility segment, including approximately 11% of our total annual revenues from Pacific Gas & Electric Company. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.
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

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2018
January 1 to January 27	1,052	$18.30	—	129,761
January 28 to February 24	213	18.30	—	129,761
February 25 to March 31	299,799	19.10	—	129,761
Total First Quarter	301,064	19.10	—

April 1 to April 28	336,766	19.10	—	129,761
April 29 to May 26	250,173	19.10	—	1,129,761
May 27 to June 30	473,939	19.10	127,486	1,002,275
Total Second Quarter	1,060,878	19.10	127,486

Total Year-to-Date	1,361,942	$19.10	127,486

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 200,000 common shares, which authorization was increased by an additional 1,000,000 common shares in May 2018. Of the 1,200,000 total shares authorized, 1,002,275 remain available under the program. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

Item 6.	Exhibits.
See Exhibit Index page below.

Index

Exhibit Index

Exhibit No.	Description

10.1
Amendment No. 3 to Receivables Financing Agreement, dated May 7, 2018, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2018).

10.2
Joinder Agreement, dated May 7, 2018, by and among Davey Receivables LLC, Davey Resource Group, Inc. and PNC Bank, National Association, to the Receivables Purchase Agreement, dated May 9, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2018).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	August 9, 2018	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 9, 2018	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)