Form 10-Q
period 2018-09-29
DAVEY TREE EXPERT CO
filed 2018-11-06
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

(Check one):	☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Emerging Growth Company
	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 23,082,609 Common Shares, $1.00 par value, outstanding as of November 2, 2018.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 29, 2018
We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 29, 2018	December 31, 2017
Assets
Current assets:
Cash	$10,516	$13,121
Accounts receivable, net	194,377	168,671
Operating supplies	14,181	10,069
Other current assets	25,839	17,264
Total current assets	244,913	209,125

Property and equipment	634,655	616,036
Less accumulated depreciation	431,706	422,853
Total property and equipment, net	202,949	193,183

Other assets	26,191	29,156
Identified intangible assets and goodwill, net	47,602	41,671
Total assets	$521,655	$473,135

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$41,353	$45,093
Accrued expenses	47,832	42,816
Other current liabilities	49,916	40,748
Total current liabilities	139,101	128,657

Long-term debt	156,625	119,210
Self-insurance reserve	49,260	43,912
Other noncurrent liabilities	9,548	19,966
Total liabilities	354,534	311,745
Commitments and contingencies (Note O)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 6,158 and 6,467 shares at redemption value as of September 29, 2018 and December 31, 2017	121,304	123,520

Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 36,756 and 36,447 shares issued and outstanding before deducting treasury shares and which excludes 6,158 and 6,467 shares subject to redemption as of September 29, 2018 and December 31, 2017	36,756	36,447
Additional paid-in capital	70,733	58,554
Common shares subscribed, unissued	6,924	7,529
Retained earnings	161,433	143,835
Accumulated other comprehensive loss	(9,016)	(8,393)
	266,830	237,972
Less: Cost of common shares held in treasury; 19,465 shares at September 29, 2018 and 18,693 shares at December 31, 2017	220,160	198,327
Common shares subscription receivable	853	1,775
Total common shareholders' equity	45,817	37,870
Total liabilities and shareholders' equity	$521,655	$473,135

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	$265,318	$249,588	$744,618	$687,438

Costs and expenses:
Operating	171,125	157,615	483,430	442,799
Selling	49,367	45,508	133,341	121,858
General and administrative	16,758	14,153	51,834	45,766
Depreciation and amortization	14,807	13,749	41,866	38,939
Gain on sale of assets, net	(1,324)	(486)	(4,572)	(2,637)
Total costs and expenses	250,733	230,539	705,899	646,725

Income from operations	14,585	19,049	38,719	40,713

Other income (expense):
Interest expense	(1,811)	(1,278)	(4,966)	(3,607)
Interest income	80	67	259	210
Other, net	(1,322)	(1,764)	(4,036)	(4,242)

Income before income taxes	11,532	16,074	29,976	33,074

Income taxes	3,148	5,837	6,505	12,501

Net income	$8,384	$10,237	$23,471	$20,573

Net income per share:
Basic	$.35	$.41	$.96	$.81
Diluted	$.34	$.39	$.92	$.77

Weighted-average shares outstanding:
Basic	23,768	25,120	24,443	25,551
Diluted	24,816	26,416	25,543	26,714

Dividends declared per share	$.025	$.025	$.075	$.075

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$8,384	$10,237	$23,471	$20,573
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	517	1,295	(1,062)	2,498
Amortization of defined benefit pension items:
Net actuarial loss	135	147	404	441
Prior service cost	11	10	35	30
Defined benefit pension plan adjustments	146	157	439	471

Other comprehensive income/(loss), net of tax	663	1,452	(623)	2,969

Comprehensive income	$9,047	$11,689	$22,848	$23,542

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Operating activities
Net income	$23,471	$20,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,866	38,939
Other	(834)	(443)
Changes in operating assets and liabilities:
Accounts receivable	(24,370)	(23,135)
Operating liabilities	6,667	12,139
Other, net	(22,003)	(9,644)
Total changes in operating assets and liabilities	1,326	17,856
Net cash provided by operating activities	24,797	38,429

Investing activities
Capital expenditures:
Equipment	(47,689)	(44,727)
Land and building	(591)	(3,641)
Purchases of businesses, net of cash acquired	(8,241)	(7,452)
Other	5,836	3,372
Net cash used in investing activities	(50,685)	(52,448)

Financing activities
Revolving credit facility (payments)/proceeds, net	(8,000)	30,000
Purchase of common shares for treasury	(30,958)	(19,512)
Sale of common shares from treasury	14,235	11,268
Dividends paid	(1,818)	(1,898)
Proceeds from notes payable	72,746	16,443
Payments of notes payable	(22,922)	(21,053)
Net cash provided by financing activities	23,283	15,248

(Decrease)/increase in cash	(2,605)	1,229
Cash, beginning of period	13,121	9,006
Cash, end of period	$10,516	$10,235

Supplemental cash flow information follows:
Interest paid	$5,163	$4,079
Income taxes paid	7,898	7,189

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All intercompany accounts and transactions have been eliminated.
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).
Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. Our consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, self-insurance reserves, income taxes and revenue recognition. Actual results could differ from those estimates.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended September 29, 2018 is referred to as the third quarter of 2018, and the fiscal quarter ended September 30, 2017 is referred to as the third quarter of 2017.
Recent Accounting Guidance
Accounting Standards Adopted in 2018
Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business--In January 2017, the FASB issued Accounting Standard Update ("ASU") 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The Company adopted the guidance effective January 1, 2018. ASU 2017-01 applies prospectively for annual and interim periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
September 29, 2018
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
diversity in practice. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs are included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost are presented separately outside of income from operations. Additionally, only the service cost component of the net periodic benefit cost may be capitalized in assets. The amendments under ASU 2017-07 also provide a practical expedient that permits the use of amounts disclosed in the pension and other postretirement benefit plan footnote for prior year comparative periods as the estimation basis for applying the guidance retrospectively. The Company adopted ASU 2017-07 on January 1, 2018 and chose to use the practical expedient provided when applying the guidance retrospectively. Upon adoption, service costs are recognized in our financial statements as general and administrative expenses while the remaining components of net periodic benefit cost are recognized as other income (expense). Pension expense of $348 for the third quarter 2017 and $1,042 for the first nine months of 2017 have been reclassified from general and administrative expense to other income (expense).
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)--In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces all current U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance.
The Company adopted ASU 2014-09 and applied it to all contracts that were not completed as of January 1, 2018 using the modified retrospective method. The cumulative effect of applying the guidance in ASU 2014-09 was not material. Further, the adoption of ASU 2014-09 did not have a significant impact on the amount or timing of revenue recognition. Therefore, we have not disclosed the amount by which each financial statement line item is affected in the current period as a result of applying ASU 2014-09 or an explanation of significant changes between our results as reported and those that would have been reported under legacy U.S. GAAP, as no significant changes were identified.
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company plans to adopt ASU 2016-02 on January 1, 2019. Management is evaluating all real estate, personal property and other arrangements that may meet the definition of a lease and has purchased a technology solution to assist with the management of leases. Management expects to adopt the standard using the Comparative Under ASC 840 approach and has evaluated the accounting elections and

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
practical expedients available under the standard, and expects to elect to use the package of practical expedients, except for the hindsight expedient. Management expects that the adoption of ASU 2016-02 will have a material impact on the Company's total assets and liabilities with a minimal impact on equity and results of operations.
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
SEC Release No. 33-10532, Disclosure Update and Simplification--In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for all filings made on or after November 5, 2018. Given the effective date and the proximity to most filers' quarterly reports, the SEC is not objecting to filers deferring the presentation of changes in shareholders' equity in their Forms 10-Q until the quarter that begins after the date of adoption, November 5, 2018. We plan to present the interim changes in shareholders' equity required by SEC Release No. 33-10532 beginning with our first quarter 2019 Form 10-Q. We do not believe that any of the additional elements of this release will have a material impact on the Company's consolidated financial statements.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the nine months ended September 29, 2018 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2018. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	September 29, 2018	December 31, 2017
Accounts receivable	$150,161	$143,244
Receivables under contractual arrangements	48,526	29,895
	198,687	173,139
Less allowances for doubtful accounts	4,310	4,468
Accounts receivable, net	$194,377	$168,671
Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

The following items comprise the amounts included in the balance sheets:

Other current assets	September 29, 2018	December 31, 2017
Refundable income taxes	$—	$587
Prepaid expense	24,997	15,893
Other	842	784
Total	$25,839	$17,264

Accrued expenses	September 29, 2018	December 31, 2017
Employee compensation	$22,867	$20,794
Accrued compensated absences	10,054	9,267
Self-insured medical claims	5,847	3,193
Income tax payable	2,660	3,443
Customer advances, deposits	439	1,672
Taxes, other than income	3,827	2,279
Other	2,138	2,168
Total	$47,832	$42,816

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Other current liabilities	September 29, 2018	December 31, 2017
Note payable	$100	$149
Current portion of:
Long-term debt	25,991	16,817
Self-insurance reserves	23,825	23,782
Total	$49,916	$40,748

Other noncurrent liabilities	September 29, 2018	December 31, 2017
Pension and retirement plans	$6,061	$14,759
Other	3,487	5,207
Total	$9,548	$19,966

D.	Business Combinations
Our investments in businesses during the first nine months of 2018 were $10,553, including debt issued, in the form of notes payable to the sellers of $2,312, and have been included in our residential and commercial and utility segments. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the nine months ended September 30, 2017, our investment in businesses was $10,877, including $3,099 of debt issued.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Detail of acquisitions:
Assets acquired:
Cash	$—	$326
Receivables	1,336	1,753
Operating supplies	23	—
Prepaid expense	84	128
Equipment	4,019	1,904
Deposits and other	5	129
Intangibles	4,617	4,566
Goodwill	2,603	5,027
Liabilities assumed	(2,134)	(2,956)
Debt issued for purchases of businesses	(2,312)	(3,099)
Cash paid	$8,241	$7,778

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

D.	Business Combinations (continued)
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended September 29, 2018 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the nine months ended September 29, 2018 are not material and, accordingly, are not provided.

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired were as follows:

	September 29, 2018		December 31, 2017
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$25,012	$17,860	$21,487	$16,846
Employment-related	8,080	6,853	7,333	6,624
Tradenames	6,806	5,345	5,978	5,134

Amortized intangible assets	39,898	$30,058	34,798	$28,604

Less accumulated amortization	30,058		28,604

Identified intangible assets, net	9,840		6,194

Unamortized intangible assets:
Goodwill	37,762		35,477
	$47,602		$41,671
The changes in the carrying amounts of goodwill, by segment, for the nine months ended September 29, 2018 follow:

	Balance at January 1, 2018	Acquisitions	Translation and Other Adjustments	Balance at September 29, 2018
Utility	$3,424	$1,499	$—	$4,923
Residential and Commercial	32,053	1,104	(318)	32,839
Total	$35,477	$2,603	$(318)	$37,762
In the first quarter of 2018, the Company finalized all purchase accounting adjustments related to the Arborguard Tree Specialists, Inc. acquisition. The Company has recorded fair value adjustments based on new information obtained during the measurement period primarily related to customer lists, and deferred taxes. These adjustments were not material.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	September 29, 2018	December 31, 2017
Revolving credit facility:
Swing-line borrowings	$12,000	$—
LIBOR borrowings	80,000	100,000
	92,000	100,000
5.09% Senior unsecured notes	12,000	18,000
3.99% Senior unsecured notes	50,000	—
Term loans	25,481	16,242
Capital leases	3,781	2,510
	183,262	136,752
Less debt issuance costs	646	725
Less current portion	25,991	16,817
	$156,625	$119,210

Revolving Credit Facility --As of September 29, 2018, we had a $250,000 revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of September 29, 2018, we had unused commitments under the facility approximating $155,087, with $94,913 committed, consisting of borrowings of $92,000 and issued letters of credit of $2,913.
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
5.09% Senior Unsecured Notes--During July 2010, we issued 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes"), in the aggregate principal amount of $30,000 pursuant to a Master Note Purchase Agreement (the “5.09% Senior Note Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes. The 5.09% Senior Unsecured Notes are due July 22, 2020.
The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on July 22, 2016 (the sixth anniversary of issuance).  The 5.09% Senior Note Purchase Agreement

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

F.    Long-Term Debt and Commitments Related to Letters of Credit (continued)

contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.

3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “3.99% Senior Note Purchase Agreement”) between the Company and the purchasers of the 3.99% Senior Notes. Subsequent series of promissory notes may be issued pursuant to the 3.99% Senior Note Purchase Agreement (the "Shelf Notes") in an aggregate additional principal amount not to exceed $50,000.
The net proceeds of the 3.99% Senior Notes were used to pay down borrowings under our revolving credit facility.
The 3.99% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on September 21, 2024 (the sixth anniversary of issuance).  The 3.99% Senior Note Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.
In conjunction with the issuance of the 3.99% Senior Notes, on September 21, 2018, the Company entered into an amendment to its revolving credit facility.
The amendment amends certain provisions and covenants in the credit agreement to generally conform them to the corresponding provisions and covenants in the 3.99% Senior Note Purchase Agreement. The amendment also permits the Company to incur indebtedness arising under the 3.99% Senior Note Purchase Agreement in an aggregate principal amount not to exceed $75,000, which includes the $50,000 of Series A Notes, plus an additional $25,000 in Shelf Notes.
Term loans--Periodically, the company will enter into term loans for the procurement of insurance or to finance acquisitions.
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
The AR Securitization program has a limit of $100,000, of which $67,438 was issued for letters of credit as of September 29, 2018.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit ("LCs") as of September 29, 2018--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g.,

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
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
Total Commitments Related to Issued Letters of Credit--As of September 29, 2018, total commitments related to issued letters of credit were $72,355, of which $2,913 were issued under the revolving credit facility, $67,438 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit. As of December 31, 2017, total commitments related to issued letters of credit were $63,242, of which $3,088 were issued under the revolving credit facility, $58,150 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit.
As of September 29, 2018, we are in compliance with all debt covenants.

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
September 29, 2018
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and restricted stock units -- are included in the results of operations as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Compensation expense, all share-based payment plans	$785	$847	$2,578	$3,295
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $765 being recognized for the nine months ended September 29, 2018 and $670 for the nine months ended September 30, 2017.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $506 for the nine months ended September 29, 2018 and $532 for the nine months ended September 30, 2017.
Stock-Settled Stock Appreciation Rights--During the nine months ended September 29, 2018, the Compensation Committee awarded 121,243 stock-settled stock appreciation rights (“SSARs”) to certain management employees, which vest ratably over five years. A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

G.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of September 29, 2018.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2018	448,180	$3.10
Granted	121,243	3.84
Forfeited	—	—
Vested	(150,120)	3.01
Unvested, September 29, 2018	419,303	$3.35	2.3 years	$1,058	$8,260
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $406 for the nine months ended September 29, 2018 and $931 for the nine months ended September 30, 2017.
Restricted Stock Units--During the nine months ended September 29, 2018, the Compensation Committee awarded 31,738 performance-based restricted stock units ("PRSUs") to certain management employees and 13,188 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of September 29, 2018.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2018	290,666	$14.41
Granted	44,926	18.55
Forfeited	—	—
Vested	(80,806)	12.71
Unvested, September 29, 2018	254,786	$15.67	2.2 years	$1,996	$5,019
Employee PRSUs	216,134	$15.40	2.4 years	$1,617	$4,258
Nonemployee Director RSUs	38,652	$17.17	1.6 years	$379	$761
Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $901 for the nine months ended September 29, 2018 and $1,162 for the nine months ended September 30, 2017.
We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	September 29, 2018	September 30, 2017
Volatility rate	10.1%	10.3%
Risk-free interest rate	2.7%	2.2%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	9.2	8.9
General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 29, 2018.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,528,615	$13.05
Granted	143,250	19.10
Exercised	(104,243)	10.24
Forfeited	(49,000)	13.43
Outstanding, September 29, 2018	1,518,622	$13.80	6.0 years	$8,960

Exercisable, September 29, 2018	942,172	$11.66	4.8 years	$7,577
As of September 29, 2018, there was approximately $1,558 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.3 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, SSARs, RSUs, PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

H.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$100	$132	$300	$397
Interest cost on projected benefit obligation	180	263	539	790
Expected return on plan assets	(58)	(169)	(173)	(508)
Amortization of net actuarial loss	181	237	545	712
Amortization of prior service cost	16	17	48	48
Net pension expense of defined benefit pension plans	$419	$480	$1,259	$1,439
The components of net periodic benefit expense, other than the service cost component, are included in the line item other income (expense) in the income statement.

I.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The annual effective tax rate for the nine months ended September 29, 2018 is 21.7%.  Our annual effective tax rate for the nine months ended September 30, 2017 was estimated at 37.8%. Our actual effective tax rate was 27.3% and 36.3% for the three months ended September 29, 2018 and September 30, 2017, respectively. The change in rate is primarily due to the Tax Reform Act, that was signed into law on December 22, 2017 by the President of the United States, which reduces the corporate federal income tax rate for 2018 and beyond from 35% to 21%.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

I.	Income Taxes (continued)
subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Tax Reform Act. The provisional amounts computed by the Company will be finalized in the fourth quarter of 2018.
At December 31, 2017, we had unrecognized tax benefits of $2,581, of which $1,948 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $128. During the second quarter 2018 we decreased our unrecognized tax benefits by $1,547 as a result of the pending settlement of the IRS audits of our 2015 and 2016 U.S. income tax returns. As of September 29, 2018, we had unrecognized tax benefits of $1,059, of which $585 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $24. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes. We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The IRS finalized their audit of our 2015 and 2016 U.S. income tax returns in July 2018. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2016. As of September 29, 2018, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

J.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and nine months ended September 29, 2018 and the three and nine months ended September 30, 2017:

Three Months Ended September 29, 2018	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2018	$(4,884)	$(4,795)	$(9,679)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$517	$—	$517
Amounts reclassified from accumulated other comprehensive income (loss)	—	197	197
Tax effect	—	(51)	(51)
Net of tax amount	517	146	663
Balance at September 29, 2018	$(4,367)	$(4,649)	$(9,016)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss) (continued)

Three Months Ended September 30, 2017	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at July 2, 2017	$(4,297)	$(6,348)	$(10,645)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$1,295	$—	$1,295
Amounts reclassified from accumulated other comprehensive income (loss)	—	254	254
Tax effect	—	(97)	(97)
Net of tax amount	1,295	157	1,452
Balance at September 30, 2017	$(3,002)	$(6,191)	$(9,193)

Nine Months Ended September 29, 2018	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(3,305)	$(5,088)	$(8,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(1,062)	$—	$(1,062)
Amounts reclassified from accumulated other comprehensive income (loss)	—	593	593
Tax effect	—	(154)	(154)
Net of tax amount	(1,062)	439	(623)
Balance at September 29, 2018	$(4,367)	$(4,649)	$(9,016)

Nine Months Ended September 30, 2017	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(5,500)	$(6,662)	$(12,162)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$2,498	$—	$2,498
Amounts reclassified from accumulated other comprehensive income (loss)	—	760	760
Tax effect	—	(289)	(289)
Net of tax amount	2,498	471	2,969
Balance at September 30, 2017	$(3,002)	$(6,191)	$(9,193)
The changes in defined benefit pension plans of $197 and $593 for the three and nine months ended September 29, 2018, respectively, and the $254 and $760 for the three and nine months ended September 30, 2017, respectively,

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

J.	Accumulated Other Comprehensive Income (Loss) (continued)
are included in net periodic pension expense classified in the condensed statement of operations as general and administrative or other income (expense).

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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Income available to common shareholders:
Net income	$8,384	$10,237	$23,471	$20,573

Weighted-average shares:
Basic:
Outstanding	23,592	24,925	23,916	24,965
Partially-paid share subscriptions	176	195	527	586
Basic weighted-average shares	23,768	25,120	24,443	25,551

Diluted:
Basic from above	23,768	25,120	24,443	25,551
Incremental shares from assumed:
Exercise of stock subscription purchase rights	151	158	146	148
Exercise of stock options and awards	897	1,138	954	1,015
Diluted weighted-average shares	24,816	26,416	25,543	26,714

Net income per share:
Basic	$.35	$.41	$.96	$.81

Diluted	$.34	$.39	$.92	$.77

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

K.	Per Share Amounts and Common and Redeemable Shares Outstanding (continued)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended September 29, 2018 follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2018	17,753,832	6,467,027	24,220,859
Shares purchased	(1,053,421)	(560,220)	(1,613,641)
Shares sold	369,296	250,767	620,063
Stock subscription offering -- cash purchases	80,487	—	80,487
Options and awards exercised	140,663	—	140,663
Shares outstanding at September 29, 2018	17,290,857	6,157,574	23,448,431
On September 29, 2018, we had 23,448,431 common and redeemable shares outstanding, employee options exercisable to purchase 942,172 common shares, partially-paid subscriptions for 702,984 common shares and purchase rights outstanding for 276,074 common shares.
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
Under the plan, a participant in the offering purchasing common shares for an aggregate purchase price of less than $5 was required to pay with cash. All participants (excluding Company directors and officers) purchasing $5 or more of the common shares had an option to finance their purchase through a down-payment of at least 10% of the total purchase price and a seven-year promissory note for the balance due with interest at 2%. Payments on the promissory note can be made either by payroll deductions or annual lump-sum payments of both principal and interest.
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
September 29, 2018
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

L.	Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended September 29, 2018
Revenues	$135,768	$130,408	$(858)	$—		$265,318
Income (loss) from operations	6,198	13,360	(3,615)	(1,358)	(a)	14,585
Interest expense				(1,811)		(1,811)
Interest income				80		80
Other income (expense), net				(1,322)		(1,322)
Income before income taxes						$11,532
Segment assets, total	$222,194	$214,374	$—	$85,087	(b)	$521,655

Three Months Ended September 30, 2017
Revenues	$124,540	$124,678	$370	$—		$249,588
Income (loss) from operations	6,854	14,616	(490)	(1,931)	(a)	19,049
Interest expense				(1,278)		(1,278)
Interest income				67		67
Other income (expense), net				(1,764)		(1,764)
Income before income taxes						$16,074
Segment assets, total	$180,031	$206,946	$—	$92,632	(b)	$479,609

Nine Months Ended September 29, 2018
Revenues	$382,951	$361,218	$449	$—		$744,618
Income (loss) from operations	14,277	37,089	(10,171)	(2,476)	(a)	38,719
Interest expense				(4,966)		(4,966)
Interest income				259		259
Other income (expense), net				(4,036)		(4,036)
Income before income taxes						$29,976
Segment assets, total	$222,194	$214,374	$—	$85,087	(b)	$521,655

Nine Months Ended September 30, 2017
Revenues	$349,921	$335,564	$1,953	$—		$687,438
Income (loss) from operations	13,782	34,871	(3,683)	(4,257)	(a)	40,713
Interest expense				(3,607)		(3,607)
Interest income				210		210
Other income (expense), net				(4,242)		(4,242)
Income before income taxes						$33,074
Segment assets, total	$180,031	$206,946	$—	$92,632	(b)	$479,609
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
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
September 29, 2018
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and nine months ended September 29, 2018 by major sources:

Three Months Ended September 29, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$99,766	$79,709	$(1,542)	$177,933
Grounds maintenance	—	26,024	—	26,024
Storm damage services	1,894	1,082	—	2,976
Consulting and other	34,108	23,593	684	58,385
Total revenues	$135,768	$130,408	$(858)	$265,318

Geography:
United States	$125,302	$120,105	$(858)	$244,549
Canada	10,466	10,303	—	20,769
Total revenues	$135,768	$130,408	$(858)	$265,318

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
(Amounts in thousands, except share data)

M.	Revenue Recognition (continued)

Nine Months Ended September 29, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$283,200	$222,646	$(1,553)	$504,293
Grounds maintenance	—	86,612	—	86,612
Storm damage services	5,729	2,892	—	8,621
Consulting and other	94,022	49,068	2,002	145,092
Total revenues	$382,951	$361,218	$449	$744,618

Geography:
United States	$354,416	$332,488	$449	$687,353
Canada	28,535	28,730	—	57,265
Total revenues	$382,951	$361,218	$449	$744,618
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company has recognized $149 and $1,371 of revenue for the three and nine months ended September 29, 2018 that was included in the contract liability balance at December 31, 2017. Net contract liabilities consisted of the following:

	September 29, 2018	December 31, 2017
Contract liabilities - current	$3,121	$2,072
Contract liabilities - noncurrent	2,139	2,020
Net contract liabilities	$5,260	$4,092
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
September 29, 2018
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
Our assets and liabilities measured at fair value on a recurring basis at September 29, 2018 were as follows:

		Fair Value Measurements at September 29, 2018 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 29, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,713	$15,713	$—	$—

Liabilities:
Deferred compensation	$2,404	$—	$2,404	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2018
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	September 29, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$92,000	$92,000	$100,000	$100,000
Senior unsecured notes, noncurrent	56,000	55,375	12,000	12,389
Term loans, noncurrent	6,644	7,581	7,935	10,038
Total	$154,644	$154,956	$119,935	$122,427
The carrying value of our revolving credit facility approximates fair value--classified as Level 2--as the interest rates on the amounts outstanding are variable. The fair value of our senior unsecured notes and term loans--classified as Level 2--is determined based on expected weighted-average interest rates with the same remaining maturities.
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
September 29, 2018
(Amounts in thousands, except share data)

N.	Fair Value Measurements and Financial Instruments (continued)
instruments to manage risk, in part, associated with changes in interest rates and changes in fuel prices. Presently, we are not engaged in any hedging or derivative activities.

O.	Commitments and Contingencies
We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. On a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not accrue legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
In November 2017, a suit was filed against Davey Tree, its subsidiary, Wolf Tree, Inc., a former Davey employee, two Wolf employees, and a former Wolf employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee in Savannah, Georgia, who was killed in August 2017. The case has been set for mediation on December 3rd and 4th, 2018 and for trial on January 22, 2019. In July 2018, a survival action was filed by the deceased's estate against Davey Tree, its subsidiary, Wolf Tree, Inc., and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three RICO claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division, on August 2, 2018. The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed. The Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for three of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.

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
September 29, 2018
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $5,332 and $3,843 as of September 29, 2018 and December 31, 2017, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $115,972 and $119,677 as of September 29, 2018 and December 31, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $121,304 and $123,520 as of September 29, 2018 and December 31, 2017, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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

	Three Months Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	Percentage Change	September 29, 2018	September 30, 2017	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	64.5	63.2	1.3	64.9	64.4	.5
Selling	18.6	18.2	.4	17.9	17.7	.2
General and administrative	6.3	5.7	.6	7.0	6.7	.3
Depreciation and amortization	5.6	5.5	.1	5.6	5.7	(.1)
Gain on sale of assets, net	(.5)	(.2)	(.3)	(.6)	(.4)	(.2)

Income from operations	5.5	7.6	(2.1)	5.2	5.9	(.7)

Other income (expense):
Interest expense	(.7)	(.5)	(.2)	(.7)	(.5)	(.2)
Interest income	—	—	—	—	—	—
Other, net	(.5)	(.7)	.2	(.5)	(.6)	.1

Income before income taxes	4.3	6.4	(2.1)	4.0	4.8	(.8)

Income taxes	1.2	2.3	(1.1)	.9	1.8	(.9)

Net income	3.1%	4.1%	(1.0)%	3.1%	3.0%	.1%

Index

Third Quarter—Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017

Our results of operations for the three months ended September 29, 2018 compared to the three months ended September 30, 2017 follows:

	Three Months Ended
	September 29, 2018	September 30, 2017	Change	Percentage Change
Revenues	$265,318	$249,588	$15,730	6.3%

Costs and expenses:
Operating	171,125	157,615	13,510	8.6
Selling	49,367	45,508	3,859	8.5
General and administrative	16,758	14,153	2,605	18.4
Depreciation and amortization	14,807	13,749	1,058	7.7
Gain on sale of assets, net	(1,324)	(486)	(838)	nm
	250,733	230,539	20,194	8.8

Income from operations	14,585	19,049	(4,464)	(23.4)
Other income (expense):
Interest expense	(1,811)	(1,278)	(533)	41.7
Interest income	80	67	13	19.4
Other, net	(1,322)	(1,764)	442	(25.1)
Income before income taxes	11,532	16,074	(4,542)	(28.3)

Income taxes	3,148	5,837	(2,689)	(46.1)

Net income	$8,384	$10,237	$(1,853)	(18.1)%

nm--not meaningful

Revenues--Revenues of $265,318 increased $15,730 compared with $249,588 in the third quarter of 2017. Utility Services increased $11,228 or 9.0% compared with the third quarter of 2017. The increase is attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $5,730 or 4.6% from the third quarter of 2017. Increases in tree and plant care and consulting revenues were partially offset by decreases in grounds maintenance and storm damage revenues. Total revenues of $265,318 included $122 production incentive revenue during the third quarter of 2018 compared with a reduction of $35 during the third quarter of 2017.
Operating Expenses--Operating expenses of $171,125 increased $13,510 compared with the third quarter of 2017. Utility Services increased $9,653 or 10.5% compared with the third quarter of 2017 and, as a percentage of revenue, increased 1.0% to 74.9%. The increase is attributable to additional expenses for labor, fuel, equipment maintenance, subcontractors and tools and saws associated with the increased revenue. Residential and Commercial Services increased $4,542 or 7.1% compared with the third quarter of 2017 and, as a percentage of revenue, increased 1.2% to 52.8%. The increase is attributable to additional expenses for labor, fuel, material, subcontractor expense and tool and parts expense.
Fuel costs of $9,370 increased $2,222, or 31.1%, from the $7,148 incurred in the third quarter of 2017 and impacted operating expenses within all segments. The $2,222 increase included price increases approximating $459 and usage increases approximating $1,763.
Selling Expenses--Selling expenses of $49,367 increased $3,859 compared with the third quarter of 2017 and, as a percentage of revenues, increased .4% to 18.6%. Utility Services increased $1,146 or 8.5% over the third quarter

Index

of 2017 but, as a percentage of revenue, decreased .1% to 10.8%. The increase is attributable to increases in field management wages and incentive expense, employee development, travel, rent and communication expenses. Residential and Commercial Services increased of $2,607 or 7.9% over the third quarter of 2017 and, as a percentage of revenue, increased .9% to 27.4%. Increases in field management wages and incentive expense, field management auto expense, rent and marketing expenses were partially offset by a decrease in office support wages.
General and Administrative Expenses--General and administrative expenses of $16,758 increased $2,605 from $14,153 in the third quarter of 2017. The increases are attributable to salary and incentive expense, travel and living expenses, professional services, general insurance and office expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $14,807 increased $1,058 from $13,749 incurred in the third quarter of 2017, primarily due to increased capital expenditures and purchases of businesses in recent years.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,324 for the third quarter of 2018 increased $838 from the $486 gain in the third quarter of 2017. We sold more units at a comparable average sales price as well as a parcel of real estate in the third quarter of 2018 as compared with the third quarter of 2017.
Interest Expense--Interest expense of $1,811 increased $533 from the $1,278 incurred in the third quarter of 2017. The increase is attributable to higher interest rates and higher-average debt levels necessary to fund operations and capital expenditures during the third quarter of 2018, as compared with the third quarter of 2017.
Other, Net--Other, net, of $1,322 decreased $442 from the $1,764 incurred in the third quarter of 2017 and consisted of nonoperating income and expense, including foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Tax Expense--Income tax expense for the third quarter of 2018 was $3,148, as compared to $5,837 for the third quarter of 2017. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 effective tax rate as of the third quarter of 2018 was 27.3%, as compared with the third quarter of 2017 of 36.3%. The decrease is attributable to the reduction in the corporate federal income tax rate with the passage of the Tax Cuts and Jobs Act that was signed into law in December 2017.
Net Income--Net income of $8,384 for the third quarter of 2018 was $1,853 less than the $10,237 for the third quarter of 2017.

Index

First Nine Months—Nine Months Ended September 29, 2018 Compared to Nine Months Ended September 30, 2017
Our results of operations for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 follows:

	Nine Months Ended
	September 29, 2018	September 30, 2017	Change	Percentage Change
Revenues	$744,618	$687,438	$57,180	8.3%

Costs and expenses:
Operating	483,430	442,799	40,631	9.2
Selling	133,341	121,858	11,483	9.4
General and administrative	51,834	45,766	6,068	13.3
Depreciation and amortization	41,866	38,939	2,927	7.5
Gain on sale of assets, net	(4,572)	(2,637)	(1,935)	73.4
	705,899	646,725	59,174	9.1

Income from operations	38,719	40,713	(1,994)	(4.9)
Other income (expense):
Interest expense	(4,966)	(3,607)	(1,359)	37.7
Interest income	259	210	49	23.3
Other, net	(4,036)	(4,242)	206	(4.9)
Income before income taxes	29,976	33,074	(3,098)	(9.4)

Income taxes	6,505	12,501	(5,996)	(48.0)

Net income	$23,471	$20,573	$2,898	14.1%
Revenues--Revenues of $744,618 increased $57,180 compared with $687,438 in the first nine months of 2017. Utility Services increased $33,030 or 9.4% compared with the first nine months of 2017. The increase is attributable to new accounts, as well as increased work year-over-year and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $25,654 or 7.6% from the first nine months of 2017. Increases in tree and plant care and consulting revenues were partially offset by decreases in grounds maintenance and storm damage revenues. Total revenues of $744,618 included production incentive revenue, recognized under the completed-performance method, of $522 during the first nine months of 2018 compared with $1,021 during the first nine months of 2017.

Operating Expenses--Operating expenses of $483,430 increased $40,631 compared with the first nine months of 2017 and, as a percentage of revenues, increased .5% to 64.9%. Utility Services increased $26,207 or 10.0% compared with the first nine months of 2017 and, as a percentage of revenue, increased .3% to 75.5%. Increases in labor expense, fuel expense, equipment maintenance expense, subcontractor expense, meals and tools and parts were partially offset by a decrease in materials expense. Residential and Commercial Services increased $15,253 or 8.7% compared with the first nine months of 2017 and, as a percentage of revenue, increased .5% to 52.9%. The increase was attributable to additional expenses for labor expense, equipment maintenance expense, materials expense, subcontractor expense, fuel expense, tool expense and crew expenses associated with the increased revenue.

Fuel costs of $25,012 increased $5,541, or 28.5%, from the $19,471 incurred in the first nine months of 2017 and impacted operating expenses within all segments. The $5,541 increase included price increases approximating $885 and usage increases approximating $4,656.

Index

Selling Expenses--Selling expenses of $133,341 increased $11,483 compared with the first nine months of 2017 and, as a percentage of revenue, increased .2% to 17.9%. Utility Services increased $3,693 or 9.9% over the first nine months of 2017 but, as a percentage of revenue, remained at 10.7%. Increases in field management wages and incentive expense, computer expense, rent and travel expense were partially offset by a decrease in office support wages. Residential and Commercial Services experienced an increase of $7,543 or 8.6% over the first nine months of 2017 and, as a percentage of revenue, increased .2% to 26.3%. Increases in field management wages and incentive expense, office rent expense, employee development expense, field management travel expense, office support wages, marketing expense and communication expense contributed to the increase.

General and Administrative Expenses--General and administrative expenses of $51,834 increased $6,068 from $45,766 in the first nine months of 2017. Increases in salary and incentive expense, computer expense, professional service expense, travel, rent and general insurance expense contributed to the increase.

Depreciation and Amortization Expense--Depreciation and amortization expense of $41,866 increased $2,927 from $38,939 incurred in the first nine months of 2017. The increase was attributable to higher capital expenditures necessary to support the business and purchases of businesses in recent years.

Gain on the Sale of Assets, Net--Gain on the sale of assets of $4,572 for the first nine months of 2018 increased $1,935 from the $2,637 gain in the first nine months of 2017. The gains on the sale of two properties were offset by fewer units sold during first nine months of 2018 as compared with the first nine months of 2017.

Interest Expense--Interest expense of $4,966 increased $1,359 from the $3,607 incurred in the first nine months of 2017. The increase is attributable to higher interest rates and higher-average debt levels necessary to fund operations, capital expenditures and purchases of businesses during the first nine months of 2018, as compared with the first nine months of 2017.

Other, Net--Other, net, of $4,036 decreased $206 from the $4,242 incurred in the first nine months of 2017 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.

Income Tax Expense--Income tax expense for the first nine months of 2018 was $6,505, as compared to $12,501 for the first nine months of 2017. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 effective tax rate for the first nine months of 2018 is estimated to approximate 21.7%. Our effective tax rate for the first nine months of 2017 was 37.8%. The decrease is attributable to the reduction in the corporate federal income tax rate with the passage of the Tax Cuts and Jobs Act that was signed into law in December 2017.

Net Income--Net income of $23,471 for the first nine months of 2018 was $2,898 more than the $20,573 for the first nine months of 2017.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended September 29, 2018 and September 30, 2017 follow:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash provided by (used in):
Operating activities	$24,797	$38,429
Investing activities	(50,685)	(52,448)
Financing activities	23,283	15,248
(Decrease)/Increase in cash	$(2,605)	$1,229
Cash Provided By Operating Activities--Cash provided by operating activities was $24,797 for the first nine months of 2018, or $13,632 less than the $38,429 provided in the first nine months of 2017. The $13,632 decrease in operating cash flow provided was primarily attributable to a $17,831 increase in cash used for operating assets and liabilities, excluding accounts receivable, partially offset by a $2,898 increase in net income, an increase of $2,927 in depreciation and amortization and $1,235 more cash used in accounts receivable.
Overall, accounts receivable increased $24,370 during the first nine months of 2018, as compared to an increase of $23,135 during the first nine months of 2017. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2018 increased by five days to 67 days, when compared to the end of the first nine months of 2017. The DSO at September 30, 2017 was 62 days.
Operating liabilities increased $6,667 in the first nine months of 2018, or $5,472 less than the $12,139 increase in the first nine months of 2017. Accounts payable and accrued expenses increased $1,276 during the first nine months of 2018 as compared with an increase of $3,754 for the first nine months of 2017. Increases in employee compensation, self-insured medical expenses and taxes other than income were partially offset by decreases in trade payables, advance payments from customers and income taxes payable. Self-insurance reserves increased $5,391 in the first nine months of 2018, which was $2,994 less than the increase of $8,385 experienced in the first nine months of 2017.
Operating assets and liabilities other, net, used $22,003 of cash for the first nine months of 2018 as compared with using $9,644 of cash for the first nine months of 2017. The $12,359 net change related primarily to an increase in operating supplies and prepaid expenses, as well as a decrease in pension and post-retirement benefits, the result of a $8,000 voluntary pension contribution made in August of 2018.
Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2018 was $50,685, or $1,763 less than the $52,448 used during the first nine months of 2017. An increase in proceeds from sale of fixed assets and a decrease in cash used to purchase land and buildings was partially offset by increases in capital expenditures for equipment and purchases of businesses.
Cash Provided By Financing Activities--Cash provided by financing activities of $23,283 increased $8,035 during the first nine months of 2018 as compared with $15,248 of cash provided during the first nine months of 2017. During the first nine months of 2018, our revolving credit facility used $8,000 in cash as compared with $30,000 provided during the first nine months of 2017. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable provided $49,824, including $50,000 of cash provided by the issuance of 3.99% Senior Notes during the first nine months of 2018, an increase of $54,434 when compared to the $4,610 used in the first nine months of 2017. The proceeds of the 3.99% Senior Notes were used to pay down the revolving credit facility. Treasury share transactions (purchases and sales) used $16,723 for the first nine months of 2018, $8,479 more than the $8,244

Index

used in the first nine months of 2017, and included $922 of cash received from our common share subscriptions. Dividends paid of $1,818 during the first nine months of 2018 decreased $80 as compared with $1,898 paid in the first nine months of 2017.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note P, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at the shareholders' request approximated $20,353 and $8,778 during the nine months ended September 29, 2018 and September 30, 2017, respectively. Share repurchases, other than redeemable common shares, approximated $10,960 and $10,734 during the nine months ended September 29, 2018 and September 30, 2017, respectively.
Contractual Obligations Summary and Commercial Commitments
The following summarizes our long-term contractual obligations, as of September 29, 2018, to make future payments for the periods indicated:

		Three Months Ending December 31, 2018
			Year Ending December 31,
Description	Total		2019	2020	2021	2022	Thereafter
Revolving credit facility	$92,000	$—	$—	$—	$—	$92,000	$—
Senior unsecured notes	62,000	—	6,000	6,000	—	—	50,000
Term loans	25,481	5,103	13,775	1,540	5,063	—	—
Capital lease obligations	3,781	1,132	1,166	1,060	423	—	—
Operating lease obligations	25,825	6,764	4,981	3,548	2,214	3,089	5,229
Self-insurance reserves	73,085	16,530	11,335	7,177	4,372	7,192	26,479
Purchase obligations	7,500	7,500	—	—	—	—	—
Other liabilities	9,548	990	990	1,718	2,096	1,464	2,290
	$299,220	$38,019	$38,247	$21,043	$14,168	$103,745	$83,998
The self-insurance reserves in the summary above reflect the total of the undiscounted amount reserved, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable for goods and services that we have negotiated for delivery as of September 29, 2018. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of September 29, 2018, have not been included in the summary above. Noncurrent deferred taxes and payments related to defined benefit pension plans are also not included in the summary.
As of September 29, 2018, total commitments related to issued letters of credit were $72,355, of which $2,913 were issued under the revolving credit facility, $67,438 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit. As of December 31, 2017, total commitments related to issued letters of credit were $63,242, of which $3,088 were issued under the revolving credit facility, $58,150 were issued under the AR Securitization facility, and $2,004 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2018 through 2023. We intend to renew the surety bonds where appropriate and as necessary.

Index

Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At September 29, 2018, we had working capital of $105,812, and short-term lines of credit approximating $7,152 and $155,087 available under our revolving credit facility.
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
As discussed in our annual report on Form 10-K for the year ended December 31, 2017, we believe that our policies related to revenue recognition, the allowance for doubtful accounts and self-insurance reserves are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments. During the first quarter 2018, we updated our revenue recognition policies in conjunction with our adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" as further described in Note M. Revenue Recognition of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily with Utility customers; allowance for doubtful accounts; and self-insurance reserves. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
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

•
We have significant contracts with our utility, commercial and government customers that include liability risk exposure as part of those contracts. Consequently, we have substantial excess-umbrella liability insurance, and increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance reserves or insurance coverages, could negatively impact our liquidity and financial condition.

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
During the quarter ended September 29, 2018, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2017.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Davey Tree Expert Company

Part II.	Other Information
Items 3, 4 and 5 are not applicable.

Index

Item 1.	Legal Proceedings.
In November 2017, a suit was filed against Davey Tree, its subsidiary, Wolf Tree, Inc., a former Davey employee, two Wolf employees, and a former Wolf employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee in Savannah, Georgia, who was killed in August 2017. The case has been set for mediation on December 3-4, 2018 and for trial on January 22, 2019. In July 2018, a survival action was filed by the deceased's estate against Davey Tree, its subsidiary, Wolf Tree, Inc., and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three RICO claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division, on August 2, 2018. The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed. The Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for three of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.
On a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record a legal accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

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
We could be negatively impacted if our self-insurance reserves or our insurance coverages prove to be inadequate.
We are generally self-insured for losses and liabilities related to workers' compensation, vehicle liability and general liability claims (including any wildfire-related claims, up to certain retained coverage limits). A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in our consolidated balance sheet as an accrued liability. The determination of such claims and expenses, and the extent of the need for reserves, are continually reviewed and updated. If we were to experience insurance claims or costs above our estimates and were unable to offset such increases with earnings, our business could be adversely affected. Also, where we self-insure, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs, particularly as it relates to workers’ compensation. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.
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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2018
January 1 to January 27	1,052	$18.30	—	129,761
January 28 to February 24	213	18.30	—	129,761
February 25 to March 31	299,799	19.10	—	129,761
Total First Quarter	301,064	19.10	—

April 1 to April 28	336,766	19.10	—	129,761
April 29 to May 26	250,173	19.10	—	1,129,761
May 27 to June 30	473,939	19.10	127,486	1,002,275
Total Second Quarter	1,060,878	19.10	127,486

July 1 to July 28	1,267	19.10	—	1,002,275
July 29 to August 25	100,651	19.70	—	1,002,275
August 26 to September 29	149,781	19.70	—	1,002,275
Total Third Quarter	251,699	19.70	—

Total Year-to-Date	1,613,641	$19.19	127,486
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
At the Annual Meeting of Shareholders of the Company held on May 16, 2017, the shareholders of the Company approved proposals to amend the Company's Articles of Incorporation to (i) expand the Company's right of first refusal with respect to proposed transfers of shares of the Company's common shares, (ii) clarify provisions regarding when the Company may provide notice of its decision to exercise its right of first refusal with respect to proposed transfers of common shares by the estate or personal representative of a deceased shareholder, and (iii) grant the Company a right to repurchase common shares held by certain shareholders of the Company.

Index

On May 10, 2017, the Board of Directors of the Company adopted a policy regarding the Company's exercise of the repurchase right granted to the Company through amendments to the Company's Articles of Incorporation, as approved by shareholders on May 16, 2017.
Until further action by the Board, it is the policy of the Company not to exercise its repurchase rights under the amended Articles with respect to shares of the Company's common shares held by current and retired employees and current and former directors of the Company (subject to exceptions set forth in the policy) (collectively, "Active Shareholders"), their spouses, their first-generation descendants and trusts established exclusively for their benefit.
Until further action by the Board, it is also the policy of the Company not to exercise its rights under the amended Articles to repurchase shares of the Company's common shares proposed to be transferred by an Active Shareholder to his or her spouse, a first-generation descendant, or a trust established exclusively for the benefit of one or more of an Active Shareholder, his or her spouse and first-generation descendants of an Active Shareholder, or upon the death of an Active Shareholder, such transfers from the estate or personal representative of a deceased Active Shareholder. The Board may suspend, change or discontinue the policy at any time without prior notice.
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

10.1
Master Note Purchase and Private Shelf Agreement, dated September 21, 2018, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated September 21, 2018, among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	November 6, 2018	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 6, 2018	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)