Form 10-K
period 2018-12-31
DAVEY TREE EXPERT CO
filed 2019-03-11
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Shares, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐	Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging Growth Company
☐	Non-Accelerated Filer	☐	Smaller Reporting Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 22,922,773 Common Shares outstanding as of March 8, 2019. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 30, 2018 was $417,618,382. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be held on May 21, 2019, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

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

▪	The unavailability or cancellation of third-party insurance coverage may have a material adverse effect on our financial condition and results of operations as well as disrupt our operations.

▪
We could be materially adversely affected by wildfires in California and other areas as well as other severe weather events and natural disasters, including negative impacts to our business, reputation, financial condition, results of operations, liquidity and cash flows.

▪	Our business, other than tree services to utility customers, is highly seasonal and weather dependent.

▪	Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.

▪
We are subject to litigation and third-party and governmental regulatory claims and adverse litigation judgments or settlements resulting from those claims could materially adversely affect our business.

▪	Significant increases in fuel prices for extended periods of time will increase our operating expenses.

▪	We are subject to intense competition.

▪	Various economic factors may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable.

▪	The impact of regulations initiated as a response to possible changing climate conditions could have a negative effect on our results of operations or our financial condition.

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

▪	Our inability to properly verify the employment eligibility of our employees could adversely affect our business.

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

“We,” “Us,” “Our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

PART I

Item 1.  Business.
General
The Davey Tree Expert Company, which was founded in 1880 and incorporated in Ohio in 1909, and its subsidiaries ("we" or "us") provide a wide range of arboricultural, horticultural, environmental and consulting services to our customers throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial, and Utility.
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
We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2018, we had revenues of approximately $125 million, or approximately 12% of total revenues, from Pacific Gas & Electric Company ("PG&E"), our largest customer. On January 29, 2019, PG&E filed for Chapter 11 bankruptcy. As a utility company, PG&E serves residential and industrial customers in California and has an ongoing obligation to continue to serve its customers. Therefore, we do not anticipate PG&E's bankruptcy to have a material impact on our future cash flows and results of operations.
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
Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers and to a lesser extent by budget constraints imposed on our Utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility and issue notes to provide the necessary funds for our operations. You can find more information about our bank commitments in “Liquidity and Capital Resources” of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Employees
We employed approximately 8,900 employees at December 31, 2018. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.
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
We could be materially adversely affected by wildfires in California and other areas and other severe weather events and natural disasters, including negative impacts to our business, reputation, financial condition, results of operations, liquidity and cash flows.
Our financial condition, results of operations, liquidity and cash flows could be materially affected by potential losses resulting from the impact of wildfires and other major weather events and natural disasters, in California and other areas, which have in the past and could in the future expose the Company to litigation and liabilities pursuant to the Company’s indemnification obligations to its customers. Such weather events and natural disasters could result in severe business disruptions, property damage, injuries or loss of life. Such events could result in significant decreases in revenues, cost increases, and other financial difficulties to the Company’s customers and could cause them to file for bankruptcy protection, as has occurred with PG&E in 2019. Any such event could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and cash flows. Further, these events could result in government enforcement actions or regulatory penalties, litigation and/or civil or governmental actions, including investigations, citations and fines, against our customers and against us if any related losses are found to be the result of their or our activities and services. Any litigation relating to wildfires could take a number of years to resolve due to the complexity of the matters, including ongoing investigations into the cause of the fire and the number of claims or parties that may be involved.

Any regulatory responses or wildfire reforms taken by the state of California or any other jurisdiction where we have operations could adversely impact our business, financial condition, results of operations, liquidity and cash flows.
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
On January 29, 2019, our largest customer, PG&E, filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Our total outstanding receivables from PG&E as of December 31, 2018 was approximately $13 million and we continue to perform work for PG&E under the terms of our contract.
We are subject to third-party and governmental regulatory claims and litigation and adverse litigation judgments or settlements resulting from those claims could materially adversely affect our business.
From time-to-time, customers, vendors, employees, governmental regulatory authorities and others may make claims and take legal action against us. Allegations, claims or proceedings may, for example, relate to personal injury, property damage, general liability claims, vehicle accidents involving our vehicles and our employees, regulatory issues, contract disputes or employment matters and may include class actions. Defending against these and other such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. Whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability. Any such financial liability could have a material adverse effect on our financial condition and results of operations. While we carry a broad range of insurance for the protection of our assets and operations, such insurance may not fully cover all material expenses related to potential allegations, claims and proceedings, or any adverse judgments, fines or settlements that may result. We reserve currently for anticipated losses and related expenses in excess of anticipated insurance coverage that may exist.
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
We derive approximately 52% of our total revenues from our Utility segment. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, including the January 2019 Chapter 11 filing by PG&E, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.
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
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, or the systems of third parties upon whom we rely, could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. A cyberattack or breach involving our information technology systems or those of our suppliers or other partners could result in business disruption including disruptions in critical systems, corruption or loss of data, loss or theft of funds, theft of our intellectual property, trade secrets, customer information or other data and unauthorized access to, or release of, personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, reputation, relationships with our customers, financial condition, operating results and cash flows and could expose us to data loss, allow others to unfairly compete with us, and subject us to litigation, government enforcement actions, regulatory penalties and costly response measures. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future, and we may not have adequate insurance coverage to compensate us for any losses relating to such events.
Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, information technology systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or yet unknown threats, as in some instances, we, or our suppliers and other partners, may be unaware of an incident or its magnitude and effects. We also face the risk that we may expose our customers or partners to cybersecurity attacks. Any of these factors could have a material adverse effect on us.
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
Our inability to properly verify the employment eligibility of our employees could adversely affect our business.
We utilize the U.S. government’s E-Verify program to assist in verifying the employment eligibility of potential new employees and require all new potential employees provide us with government-specified documentation evidencing their employment eligibility. However, the use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. While we believe we are in compliance with applicable laws and regulations of U.S. Immigration and Customs Enforcement, it is possible some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject the Company to fines, penalties and other costs related to compliance with laws and regulations as well as adverse publicity that negatively impacts our reputation and brand and may make it more difficult to hire and retain qualified employees. Our operations may also be impacted by additional costs to hire and train new employees. Furthermore, immigration laws have been an area of considerable political focus in recent years, and, from time-to-time, the U.S. government considers or implements changes to federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome, or reduce the availability of potential employees.
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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	28	Owned	284,180	15
Utility	3	Owned	36,307	3
Residential and Commercial, and Utility	3	Owned	30,080	3
We also rent approximately 201 properties in 32 states and five provinces.
None of our owned or rented properties used by our business segments is individually material to our operations.
Item 3.  Legal Proceedings.
We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
In November 2017, a suit was filed in Savannah, Georgia state court (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc., a former Davey employee, two Wolf employees, and a former Wolf employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017. The case was mediated unsuccessfully in December 2018 and was set for trial on January 22, 2019.
In July 2018, a related survival action was filed by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, Inc., and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three Racketeer Influence and Corrupt Organizations Act ("RICO") claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division, on August 2, 2018 (“Federal Court”).

The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed. The motions are pending.
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf employees and one other individual with various crimes, including conspiracy to murder the deceased. On December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation.
On December 28, 2018, the State Court granted the United States’ motion to stay but indicated that it would nonetheless consider certain pending matters, including: (1) Plaintiff and a co-defendant’s motions that Davey Tree be forced to produce privileged documents and testimony, which had been submitted to a Special Master for recommendation; and (2) the Defendants’ motions for summary judgment. On January 11, 2019, the Special Master issued his recommendation that both Plaintiff and the co-defendant’s motions to force Davey to disclose privileged information be denied. The State Court judge has not yet moved on the recommendation. On January 29, 2019, the State Court heard oral argument on Defendants’ motions for summary judgment, and the motions remain pending.
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation; the case is now set for mediation on April 17, 2019.
In both cases, the Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.
Item 4.  Mine Safety Disclosures.
Not applicable.

Executive Officers of the Company.
Our executive officers and their present positions and ages as of March 1, 2019 follow:

Name	Age	Position	Years with Company	Served as an Executive Officer Since

Patrick M. Covey	55	President and Chief Executive Officer	27	2007

Joseph R. Paul, CPA	57	Executive Vice President, Chief Financial Officer and Secretary	13	2005

Christopher J. Bast, CPA, CTP	51	Vice President and Treasurer	5	2013

James E. Doyle	50	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	29	2014

Gregory M. Ina	47	Executive Vice President, The Davey Institute and Employee Development	23	2016

Dan A. Joy	61	Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services	42	2013

Brent R. Repenning	47	Executive Vice President, U.S. Utility and Davey Resource Group	24	2014

Erika J. Schoenberger	39	Vice President, General Counsel and Assistant Secretary	1	2018

Thea R. Sears, CPA	50	Vice President and Controller	25	2010

James F. Stief	64	Executive Vice President, U.S. Residential Operations	40	2010

Mark J. Vaughn	64	Vice President and General Manager, Eastern Utility Services	46	2013
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
Ms. Schoenberger was elected Assistant Secretary in September 2018 having joined the Company in August of 2018 as Vice President and General Counsel. Prior to joining Davey Tree, Ms. Schoenberger served as General Counsel, Corporate Secretary and Senior Vice President at the Oneida Group, Inc., a global marketer of tabletop and food preparation products from September 2013 until she joined the Company. Prior to that, she was a Partner at Frost Brown Todd, LLC, a national full service law firm.
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
The following table sets forth, for the periods indicated, the high and low common share price (in dollars) and the cash dividends declared per common share (in cents).

	Common Stock Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2018
First quarter ended March 31, 2018	$19.10	$18.30	2.50
Second quarter ended June 30, 2018	19.10	19.10	2.50
Third quarter ended September 29, 2018	19.10	19.70	2.50
Fourth quarter ended December 31, 2018	19.70	19.70	2.50
Fiscal Year 2017
First quarter ended April 1, 2017	16.95	17.60	2.50	*
Second quarter ended July 1, 2017	17.60	17.60	2.50
Third quarter ended September 30, 2017	17.60	18.30	2.50
Fourth quarter ended December 31, 2017	18.30	18.30	2.50

* - Adjusted for a two-for-one stock split, effected in the form of a 100% stock dividend paid on June 15, 2017 to shareholders of record at the close of business on June 1, 2017.
We presently expect to pay comparable cash dividends in 2019.
Record Holders and Common Shares
On March 8, 2019 we had 3,771 record holders of our common shares.
On March 8, 2019 we had 22,922,773 common shares outstanding and options exercisable to purchase 889,814 common shares, partially-paid subscriptions for 690,260 common shares and purchase rights outstanding for 241,236 common shares.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities
The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2018
January 1 to January 27	1,052	$18.30	—	129,761
January 28 to February 24	213	18.30	—	129,761
February 25 to March 31	299,799	19.10	—	129,761
Total First Quarter	301,064	19.10	—

April 1 to April 28	336,766	19.10	—	129,761
April 29 to May 26	250,173	19.10	—	1,129,761
May 27 to June 30	473,939	19.10	127,486	1,002,275
Total Second Quarter	1,060,878	19.10	127,486

July 1 to July 28	1,267	19.10	—	1,002,275
July 29 to August 25	100,651	19.70	—	1,002,275
August 26 to September 29	149,781	19.70	—	1,002,275
Total Third Quarter	251,699	19.70	—

September 30 to October 27	419,477	19.70	—	1,002,275
October 28 to December 1	521,662	19.70	47,783	954,492
December 2 to December 31	82,163	19.70	—	954,492
Total Fourth Quarter	1,023,302	19.70	47,783

Total Year to Date	2,636,943	$19.39	175,269
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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 200,000 common shares, which authorization was increased by an additional 1,000,000 common shares in May 2018. Of the 1,200,000 total shares authorized, 954,492 remain available under the program. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

Stock Performance Graph
Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index
The following Performance Graph compares cumulative total shareholder returns (assuming reinvestment of dividends) for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index (the "S&P 500 Index") and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company.

	2013	2014	2015	2016	2017	2018
Davey Tree	100	115	126	136	148	165
S&P 500 Index	100	114	115	129	157	150
Peer Group	100	102	107	153	187	161
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

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$1,024,791	$915,958	$845,678	$821,904	$789,911
Costs and expenses:
Operating	665,388	587,333	541,486	528,899	508,677
Selling	184,388	167,934	152,106	144,234	140,027
General and administrative	67,462	59,403	58,293	55,518	52,558
Depreciation	54,914	50,702	47,284	44,677	40,970
Amortization of intangible assets	2,055	2,384	2,306	2,214	2,070
Gain on sale of assets, net	(5,106)	(3,989)	(4,664)	(2,026)	(806)
Income from operations	55,690	52,191	48,867	48,388	46,415
Interest expense	(7,039)	(4,886)	(4,393)	(3,355)	(2,948)
Interest income	350	292	255	249	295
Other expense	(11,505)	(9,603)	(7,485)	(10,024)	(5,462)
Income before income taxes	37,496	37,994	37,244	35,258	38,300
Income taxes	9,519	15,874	14,960	13,460	15,131
Net income	$27,977	$22,120	$22,284	$21,798	$23,169
Earnings per share--diluted *	$1.10	$.83	$.82	$.78	$.81
Shares used for computing per share amounts--diluted *	25,481	26,697	27,247	27,955	28,477

Other Financial Data:
Depreciation and amortization	$56,969	$53,086	$49,590	$46,891	$43,040
Capital expenditures	60,410	57,100	56,646	56,047	55,731
Cash flow provided by (used in):
Operating activities	62,104	56,776	55,370	62,689	49,279
Investing activities	(61,377)	(59,518)	(54,808)	(56,046)	(64,060)
Financing activities	9,956	6,410	(7,721)	(7,140)	17,335
Cash dividends declared per share *	$.1000	$.1000	$.1000	$.1000	$.0925

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$115,756	$80,468	$59,868	$48,984	$49,916
Current ratio	1.83	1.63	1.50	1.44	1.46
Property and equipment, net	202,285	193,183	179,436	166,422	160,883
Total assets	526,623	473,135	423,939	393,586	381,004
Long-term debt	158,425	119,210	92,623	85,104	81,306
Other long-term liabilities	66,476	63,878	60,565	55,464	54,854
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	119,049	123,520	124,201	127,089	123,668
Total common shareholders' equity	43,361	37,870	27,978	14,450	12,826
Redeemable common shares *	5,642	6,467	7,057	7,773	8,217
Common shares: *
Issued	37,272	36,447	35,857	35,141	34,697
Less: In treasury	20,033	18,693	17,991	17,427	16,584
Net outstanding	22,881	24,221	24,923	25,487	26,330
Stock options: *
Outstanding	1,466	1,529	1,599	1,634	1,540
Exercisable	890	801	751	834	778
ESOT valuation per share *	$21.10	$19.10	$17.60	$16.35	$15.05
* Years 2014 to 2016 have been adjusted for the two-for-one stock split, effective June 1, 2017, as discussed in Note B to the audited financial statements included in Item 8.
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in thousands, except share data)
Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2018 Results;

▪	Results of Operations, including fiscal 2018 compared to fiscal 2017, fiscal 2017 compared to fiscal 2016 and other matters;

▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;

▪	Recent Accounting Guidance;

▪	Critical Accounting Policies and Estimates; and

▪	Market Risk Information, including interest rate risk and foreign currency exchange rate risk.
OVERVIEW OF 2018 RESULTS
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
Results of Operations
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
Revenues	100.0%	100.0%	100.0%	11.9%	8.3%
Costs and expenses:
Operating	64.9	64.1	64.0	13.3	8.5
Selling	18.0	18.3	18.0	9.8	10.4
General and administrative	6.6	6.5	6.9	13.6	1.9
Depreciation	5.4	5.5	5.6	8.3	7.2
Amortization of intangible assets	.2	.3	.3	(13.8)	3.4
Gain on sale of assets, net	(.5)	(.4)	(.6)	28.0	(14.5)
	94.6	94.3	94.2	12.2	8.4
Income from operations	5.4	5.7	5.8	6.7	6.8
Other income (expense):
Interest expense	(.7)	(.5)	(.5)	44.1	11.2
Interest income	—	—	—	—	—
Other	(1.1)	(1.1)	(.9)	19.8	28.3
Income before income taxes	3.6	4.1	4.4	(1.3)	2.0
Income taxes	.9	1.7	1.8	(40.0)	6.1
Net income	2.7%	2.4%	2.6%	26.5%	(.7)%

Fiscal 2018 Compared to Fiscal 2017
A comparison of our fiscal year 2018 results to 2017 follows:

	Year Ended December 31,
	2018	2017	Change	% Change
Revenues	$1,024,791	$915,958	$108,833	11.9%
Costs and expenses:
Operating	665,388	587,333	78,055	13.3
Selling	184,388	167,934	16,454	9.8
General and administrative	67,462	59,403	8,059	13.6
Depreciation	54,914	50,702	4,212	8.3
Amortization of intangible assets	2,055	2,384	(329)	(13.8)
Gain on sale of assets, net	(5,106)	(3,989)	1,117	28.0
	969,101	863,767	105,334	12.2
Income from operations	55,690	52,191	3,499	6.7
Other income (expense):
Interest expense	(7,039)	(4,886)	(2,153)	44.1
Interest income	350	292	58	19.9
Other	(11,505)	(9,603)	(1,902)	19.8
Income before income taxes	37,496	37,994	(498)	(1.3)
Income taxes	9,519	15,874	(6,355)	(40.0)
Net income	$27,977	$22,120	$5,857	26.5%

Revenues--Revenues of $1,024,791 increased $108,833 compared with the $915,958 reported in 2017. Utility increased $70,757, or 15.2%, from the prior year. The increase is attributable to additional revenues from increased work year-over-year on existing accounts, including special project work with PG&E related to wild-fire risk remediation, rate increases as well as new accounts. Residential and Commercial increased $39,977, or 9.0%, from 2017. Increases primarily in tree surgery, plant care and consulting services were partially offset by decreases in storm damage services. Total consolidated revenue of $1,024,791 includes production incentive revenue of $627 during 2018 as compared with $2,336 during 2017.
Operating Expenses--Operating expenses of $665,388 increased $78,055 from the prior year, and as a percentage of revenues increased .8% to 64.9%. Utility experienced an increase of $45,066, or 12.9%, from 2017, but as a percentage of revenues decreased 1.4% to 73.6%. Increases in employee labor and benefits expense, fuel expense, equipment expense, tools and parts expense, subcontractor expense, disposal expense and crew expenses associated with the increased revenues were partially offset by decreases in material expense. Residential and Commercial increased $23,823, or 10.3%, compared with 2017 and as a percentage of revenue increased .6% to 52.8%. Increases primarily in employee labor and benefits expense, repair and maintenance expense, fuel expense, materials expense, subcontractor expense and crew expense account for the increase.
Fuel costs increased in 2018 as compared with fuel costs for 2017 and impacted operating expenses within both segments. During 2018, fuel expense of $34,546 increased $7,119, or 26.0%, from the $27,427 incurred in 2017. The $7,119 increase included price increases approximating $1,570 and usage increases approximating $5,549.
Selling Expenses--Selling expenses of $184,388 increased $16,454 from 2017 but as a percentage of revenues decreased .3% to 18.0%. Utility increased $7,122, or 14.1%, from 2017 but as a percentage of revenue decreased .1% to 10.7%. Increases primarily in field management wages and incentive expense, rent expense and computer expense account for the increase. Residential and Commercial increased $9,557, or 7.9%, from 2017 but as a percentage of revenue decreased .2% to 26.9%. Increases primarily in field management wages and incentive expense, sales and marketing expense, office rent, employee development expense and field management auto expense account for the increase.
General and Administrative Expenses--General and administrative expenses increased $8,059 to $67,462, an increase of 13.6% from the $59,403 experienced in 2017 and as a percentage of revenues increased .1% to 6.6%. Increases in salary and incentive expense, insurance expense, professional services, computer expense, travel expense and office expense were partially offset by a reduction in stock compensation expense.

Depreciation and Amortization Expense--Depreciation and amortization expense of $56,969 increased $3,883 from the prior year but as a percentage of revenues decreased .2% to 5.6%. The increase is attributable to higher capital expenditures for equipment partially offset by a decrease in amortization expense related to our acquired intangible assets.
Gain on Sale of Assets--Gain on the sale of assets of $5,106 increased $1,117 from the $3,989 experienced in 2017. The increase is the result of the sale of two properties in 2018 compared to one property sold in 2017, partially offset by lower average sales prices on fewer trucks disposed of in 2018 as compared with 2017.
Interest Expense--Interest expense of $7,039 increased $2,153 from the $4,886 incurred in 2017. The increase is attributable to higher average debt levels and borrowing rates necessary to fund operations and capital expenditures.
Other, Net--Other, net of $11,505 increased $1,902 from the $9,603 experienced in 2017. Other, net, consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations. An increase in pension expense accounted for the increase.
Income Taxes--Income taxes for 2018 were $9,519, an effective tax rate of 25.4%, compared with income taxes for 2017 of $15,874, or an effective tax rate of 41.8%. The decrease of 16.4% in the effective tax rate as compared to 2017 relates primarily to changes in the statutory rate as a result of the Tax Cuts and Jobs Act (the "Tax Reform Act"), as described in Note Q, enacted in the fourth quarter of 2017.
Net Income--Net income of $27,977 was $5,857 more than the $22,120 earned in 2017. The increase in income from operations of $3,499 and decrease in income taxes of $6,355 was offset by increases in other nonoperating expenses of $1,902, and interest expense of $2,153.
Fiscal 2017 Compared to Fiscal 2016
A comparison of our fiscal year 2017 results to 2016 follows:

	Year Ended December 31,
	2017	2016	Change	% Change
Revenues	$915,958	$845,678	$70,280	8.3%
Costs and expenses:
Operating	587,333	541,486	45,847	8.5
Selling	167,934	152,106	15,828	10.4
General and administrative	59,403	58,293	1,110	1.9
Depreciation	50,702	47,284	3,418	7.2
Amortization of intangible assets	2,384	2,306	78	3.4
Gain on sale of assets, net	(3,989)	(4,664)	675	(14.5)
	863,767	796,811	66,956	8.4
Income from operations	52,191	48,867	3,324	6.8
Other income (expense):
Interest expense	(4,886)	(4,393)	(493)	11.2
Interest income	292	255	37	14.5
Other	(9,603)	(7,485)	(2,118)	28.3
Income before income taxes	37,994	37,244	750	2.0
Income taxes	15,874	14,960	914	6.1
Net income	$22,120	$22,284	$(164)	(.7)%
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
General and Administrative Expenses--General and administrative expenses increased $1,110 to $59,403, an increase of 1.9% from the $58,293 experienced in 2016 but as a percentage of revenues decreased .4% to 6.5%. Increases in salary and incentive expense, stock compensation expense, computer expense and office rent expense were partially offset by a decrease in office expenses, communication expense and management travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $53,086 increased $3,496 from the prior year and as a percentage of revenues decreased .1% to 5.8%. The increase is attributable to higher capital expenditures for equipment, land and buildings and an increase in amortization expense related to our acquired intangible assets.
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
Other, Net--Other, net of $9,603 increased $2,118 from the $7,485 experienced in 2016. Other, net, consisted of nonoperating income and expense, including pension expense and foreign currency gains on the intercompany account balances of our Canadian operations. An increase in pension expense accounted for the increase.
Income Taxes--Income taxes for 2017 were $15,874, an effective tax rate of 41.8%, compared with income taxes for 2016 of $14,960, or an effective tax rate of 40.2%. The increase of 1.6% in the effective tax rate as compared to 2016 relates primarily to changes in our deferred taxes as a result of the Tax Reform Act, as described in Note Q, enacted in the fourth quarter of 2017.
Net Income--Net income of $22,120 was $164 less than the $22,284 earned in 2016. The increase in income from operations of $3,324 was offset by increases in other nonoperating expenses of $2,118, interest expense of $493 and income taxes of $914.
Goodwill—Impairment Tests
Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2018 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2018 that would impact this conclusion.
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
If the fair values of the reporting units were less than the carrying values of the reporting units (including recorded goodwill), determined through the discounted projected cash flow methodology, goodwill impairment may be present. In such an instance, an impairment charge would be recognized for the amount by which the reporting unit’s carrying amount of goodwill exceeded the reporting unit's fair value of goodwill, not to exceed the carrying value of the goodwill allocated to that reporting unit.
The carrying value of the recorded goodwill for all reporting units totaled approximately $38,000 at December 31, 2018. Based upon the goodwill impairment analysis conducted in the fourth quarter 2018, the determined fair value of the reporting units exceeded their carrying value by more than a significant amount.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2018 and December 31, 2017, are summarized as follows:

	2018	2017
Cash provided by (used in):
Operating activities	$62,104	$56,776
Investing activities	(61,377)	(59,518)
Financing activities	9,956	6,410
Effect of exchange rate changes on cash	(252)	447
Increase in cash	$10,431	$4,115
Net Cash Provided by Operating Activities--Operating activities in 2018 provided cash of $62,104 as compared to $56,776 provided in 2017. The $5,328 net increase was primarily attributable to (i) an increase of $11,235 of cash provided by self-insurance accruals, offset by (ii) $6,045 more cash used in accounts receivable, (iii) $8,134 more cash used in accounts payable and accrued expenses, and (iv) $1,835 more cash used in other assets, net.
Overall, accounts receivable increased $26,829 in 2018 as compared to the increase of $20,784 experienced in 2017. The increase in 2018 was attributable to the timing of payments from utility segment customers. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2018 decreased by three days to 64 days, as compared to 2017. The DSO at December 31, 2017 was 67 days.
Accounts payable and accrued expenses decreased $1,970 in 2018, $8,134 less than the increase of $6,164 experienced in 2017. Decreases in trade payables and income taxes were partially offset by increases in employee compensation accruals and compensated absence accruals.
Self-insurance accruals increased $16,091 in 2018, a change of $11,235 compared to the increase of $4,856 experienced in 2017. The increase occurred within all classifications (workers compensation, vehicle liability and general liability) and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.
Other assets, net, increased $9,176 in 2018, as compared to the $11,011 increase in 2017. Decreases in pension liabilities and increases in operating supplies and prepaid expenses account for the change.

Net Cash Used in Investing Activities--Investing activities used $61,377 in cash, $1,859 more than the $59,518 used in 2017. Increases in expenditures for equipment and purchases of businesses were offset by a decrease in expenditures for land and buildings and greater proceeds from the sales of assets.
Net Cash Provided by Financing Activities--Financing activities provided $9,956 in cash in 2018, $3,546 more than the $6,410 of cash provided in 2017. Our revolving credit facility used $6,500 as compared with the $33,000 provided during 2017. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Proceeds from notes payable totaled $74,716 and payments of long-term debt and capital leases totaled $26,339 during 2018. Purchases of common shares for treasury of $51,116 were partially offset by net cash received of $21,582 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2018 totaled $2,387.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N) such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $30,059 and $14,587 in 2018 and 2017, respectively. Purchases of common shares, other than redeemable common shares, approximated $21,057 and $15,979 in 2018 and 2017, respectively.
Revolving Credit Facility and Senior Unsecured Notes--In October 2017, we amended and restated our revolving credit facility, as further amended in September 2018, as discussed below. The Amended and Restated Credit Agreement provides for a revolving credit facility with a group of banks under which up to an aggregate of $250,000 is available, with a letter of credit sublimit of $100,000 and a swing line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000.
The Amended and Restated Credit Agreement extended the term of the revolving credit facility to October 6, 2022 from November 7, 2018. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Credit Agreement. As of December 31, 2018, we were in compliance with all financial covenants contained in our revolving credit facility.
As of December 31, 2018, we had unused commitments under the facility approximating $153,377, and $96,623 committed, which consisted of borrowings of $93,500 and issued letters of credit of $3,123. Borrowings outstanding bear interest, at our option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
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
The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on July 22, 2016 (the sixth anniversary of issuance).  The Purchase Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of December 31, 2018, we were in compliance with all financial covenants.
On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes.
The net proceeds of the 3.99% Senior Notes were used to pay down borrowings under our revolving credit facility.

The 3.99% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments of $10,000 commence on September 21, 2024 (the sixth anniversary of issuance).  The Note Purchase and Shelf Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. The Company may prepay at any time all, or from time to time any part of, the outstanding principal amount of the 3.99% Senior Notes, subject to the payment of a make-whole amount. As of December 31, 2018, we are in compliance with all debt covenants.
In conjunction with the issuance of the 3.99% Senior Notes, on September 21, 2018, the Company entered into an amendment to its revolving credit facility.
The amendment amended certain provisions and covenants in the credit agreement to generally conform them to the corresponding provisions and covenants in the Note Purchase and Shelf Agreement. The amendment also permitted the Company to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $75,000, which included the $50,000 of 3.99% Senior Notes, plus an additional $25,000 in Shelf Notes. An additional $25,000 of Shelf Notes was issued in early 2019, as discussed below.
Issuance of Debt Subsequent to December 31, 2018--On February 5, 2019 we issued 4.00% Senior Notes, Series B (the 4.00% Senior Notes") pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $25,000. The notes are due September 21, 2028. Subsequent series of promissory notes may be issued pursuant to the 3.99% Shelf Notes in an aggregate additional principal amount not to exceed $25,000. The 4.00% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on September 21, 2024 (the sixth anniversary of issuance of the 3.99% Senior Notes).
Term loans--Periodically, the company will enter into term loans for the procurement of insurance or to finance acquisitions.
Accounts Receivable Securitization Facility--In May 2018, Davey Tree amended its Accounts Receivable Securitization Facility (the “AR securitization facility”), to extend the scheduled termination date for an additional one-year period, to May 6, 2019. In addition, for purposes of determining events of default, the Days' Sales Outstanding calculation was amended to include the most recent six fiscal months. The prior calculation was based on the most recent three fiscal months.
The AR Securitization program has a limit of $100,000, of which $67,438 was issued for letters of credit as of December 31, 2018.
Under the AR Securitization facility, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit ("LCs") as of December 31, 2018--to the bank in exchange for the bank issuing LCs.
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
On January 24, 2019, we amended our AR securitization facility to address insolvency proceedings, specifically those receivables from PG&E Corporation and its regulated utility subsidiary, Pacific Gas and Electric Company (collectively “Pacific Gas & Electric”), which filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. Under the terms of the receivable financing agreement, receivables from Pacific Gas and Electric, while remaining in the securitized pool, will be considered ineligible and are excluded from performance ratios and reserves.
Contractual Obligations Summary
The following is a summary of our long-term contractual obligations, as at December 31, 2018, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2019	2020	2021	2022	2023	Thereafter
Revolving credit facility	$93,500	$—	$—	$—	$93,500	$—	$—
Senior unsecured notes	79,182	8,606	8,606	1,995	1,995	1,995	55,985
Term loans	24,339	17,229	1,935	5,175	—	—	—
Capital lease obligations	4,323	1,426	1,371	1,183	272	71	—
Operating lease obligations	42,119	14,023	11,272	7,712	5,129	2,060	1,923
Self-insurance accruals	86,884	28,218	19,323	14,449	8,870	4,492	11,532
Purchase obligations	7,145	7,145	—	—	—	—	—
Other liabilities	10,125	1,512	1,816	2,051	1,418	1,001	2,327
	$347,617	$78,159	$44,323	$32,565	$111,184	$9,619	$71,767
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2018. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2018, have not been included in the summary above. Noncurrent deferred taxes are also not included in the summary.
As of December 31, 2018, total commitments related to issued letters of credit were $72,565, of which $3,123 were issued under the revolving credit facility, $67,438 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit. As of December 31, 2017, total commitments related to issued letters of credit were $63,242, of which $3,088 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.
Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2019 through 2023. We intend to renew the performance bonds where appropriate and as necessary.
Off-Balance Sheet Arrangements
There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Cash of $22,661 as of December 31, 2018 included $19,801 in the U.S. and $2,860 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate any portion of our 2018 Canadian earnings to satisfy our 2019 U.S. based cash flow needs.
Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2018, we had working capital of $115,756, unused short-term lines of credit approximating $7,097, and $153,377 available under our revolving credit facility.

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
Revenue Recognition--We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. See Note C for further discussion of the adoption, including the impact on our 2018 financial statements. Performance obligations are satisfied as our services are provided to customers. See Note T for a detailed description of our revenue recognition policy.
Allowance for Doubtful Accounts--In determining the allowance for doubtful accounts, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), we evaluate each specific situation to determine the collectibility given the facts and circumstances and if necessary, record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer’s ability to meet its financial obligation to us or higher than expected customer defaults), our estimates of the recoverability of amounts could differ from the actual amounts recovered.
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
Stock Valuation--On March 15, 1979, we consummated a plan, which transferred control of the Company to our employees. The Employee Stock Ownership Plan (“ESOP”), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the ESOT. Annual allocations of shares have been made to individual accounts established for the benefit of the participants. Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP.
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the market price, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded (comparable publicly traded companies). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The fair valuation of the shares utilizes two valuation approaches, the Market Approach and the Income Approach to derive a basis of value. Some key assumptions used in the stock valuation include growth rate, discount rate, rate of capital expenditures, net worth, earnings and appropriate valuation multiples.
If circumstances change (e.g., change in the macro economic factors, key assumptions included within valuation), our estimates of the share price could differ from time to time.
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
The following table provides information, as of December 31, 2018, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2018.

	Expected Maturity Date							Fair Value December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$23,666	$8,890	$6,297	$267	$70	$50,000	$89,190	$86,810
Average interest rate	4.0%	4.6%	5.1%	4.8%	5.0%	4.0%
Variable rate	$222	$30	$30	$93,500	$—	$—	$93,782	$93,782
Average interest rate	5.5%	5.5%	5.5%	3.5%	—%	—%
Interest rates on the variable-rate debt, as of December 31, 2018, ranged from 3.1% to 5.5%.

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
For the year ended December 31, 2018, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.
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
Our internal control over financial reporting includes policies and procedures that: (i) provide for the maintenance of records that, in reasonable detail, accurately and fairly reflect our business transactions; (ii) provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP; and (iii) provide reasonable assurance that the unauthorized acquisition, use, or disposition of our assets will be prevented or detected in a timely manner. We maintain a dynamic system of internal controls and processes--including internal control over financial reporting--designed to ensure reliable financial recordkeeping, transparent financial reporting and protection of physical and intellectual property.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2018, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Patrick M. Covey	/s/ Joseph R. Paul	/s/ Thea R. Sears
Patrick M. Covey President and Chief Executive Officer	Joseph R. Paul Executive Vice President, Chief Financial Officer and Secretary	Thea R. Sears Vice President and Controller
Kent, Ohio
March 11, 2019
(d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Davey Tree Expert Company (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 11, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 11, 2019

Item 9B.  Other Information.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Information about our executive officers is included in the section "Executive Officers of the Company,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.
Information about our directors is in the section "Proposal One-Election of Directors" and "Corporate Governance-Transactions with Related Persons, Promoters and Certain Control Persons" of our 2019 Proxy Statement, which is incorporated into this report by reference.
Information about our audit committee and our audit committee financial experts is in the section "Corporate Governance- Audit Committee” of our 2019 Proxy Statement, which is incorporated into this report by reference.
Information required by Item 405 of Regulation S-K is in the section "Ownership of Common Shares-Section 16(a) Beneficial Ownership Reporting Compliance” of our 2019 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Corporate Governance-Shareholder Nominations for Director," which is incorporated into this report by reference.
We have adopted a Code of Ethics for Financial Matters that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. That Code is available on our website or upon request, as described in this report in Item 1. “Business - Access to Company Information.” We intend to disclose, on our website at www.davey.com, any amendments to, or waiver of, any provision of that Code that would otherwise be required to be disclosed under the rules of the Securities and Exchange Commission.
Item 11.  Executive Compensation.
Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Executive Officers," "2018 Director Compensation", "Corporate Governance-Compensation Committee Interlocks and Insider Participation," and "Corporate Governance-Role of the Board in Risk Oversight" of our 2019 Proxy Statement, which are incorporated into this report by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2019 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Compensation of Executive Officers-Equity Compensation Plan Information” of our 2019 Proxy Statement, which is incorporated into this report by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the section “Corporate Governance-Board Independence” and "Corporate Governance-Transactions with Related Persons, Promoters and Certain Control Persons" of our 2019 Proxy Statement, which is incorporated into this report by reference.
Item 14.  Principal Accountant Fees and Services.
Information about our principal accountant’s fees and services is in the section “The Independent Registered Public Accounting Firm” of our 2019 Proxy Statement, which is incorporated into this report by reference.

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

10.1 *
Agreement, effective as of July 22, 2017, between The Davey Tree Expert Company and Karl J. Warnke (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.2
Third Amended and Restated Credit Agreement, dated as of October 6, 2017, by and among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and PNC Bank, National Association and Wells Fargo Bank, N.A., as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2017).

10.3
First Amendment to Third Amended and Restated Credit Agreement, dated September 21, 2018, by and among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, and KeyBank National Association, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

10.4 *	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.5 *	401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6 *
Second Amendment to The Davey Tree Expert Company 401KSOP Match Restoration Plan, effective January 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017).

10.7 *	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.8 *	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.9 *
The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (January 1, 2014 Restatement) (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.10 *	2014 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014).

EXHIBIT INDEX
Exhibit No.	Description

10.11	Stock Subscription Agreement for Direct Stock Purchases (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.12 *
Management Incentive Compensation Plan, as last amended as of December 7, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2017).

10.13
Receivables Financing Agreement, dated May 9, 2016, between The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association, and PNC Capital Markets LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.14
Receivables Financing Agreement Amendment No. 2, dated May 8, 2017, among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2017).

10.15
Receivables Financing Agreement Amendment No. 3, dated May 7, 2018, by and among The Davey Tree Expert Company, Davey Receivables LLC, and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2018).

10.16	Receivables Financing Agreement Amendment No. 4, dated August 23, 2018, by and among The Davey Tree Expert Company, Davey Receivables LLC, and PNC Bank, National Association.	Filed Herewith

10.17	Receivables Financing Agreement Amendment No. 5, dated January 24, 2019, by and among The Davey Tree Expert Company, Davey Receivables LLC, and PNC Bank, National Association.	Filed Herewith

10.18
Receivables Purchase Agreement, dated May 9, 2016, between The Davey Tree Expert Company, Davey Tree Surgery Company, and Davey Receivables LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.19
Joinder Agreement, dated May 7, 2018, by and among Davey Receivables LLC, and PNC Bank, National Association, to the Receivables Purchase Agreement, dated May 9, 2016 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2018).

10.20
Master Note Purchase Agreement, dated July 22, 2010, by and among The Davey Tree Expert Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2010).

EXHIBIT INDEX
Exhibit No.	Description

10.21
Note Purchase and Private Shelf Agreement, dated September 21, 2018, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

10.22 *	Form of 2014 Omnibus Stock Plan Non-Qualified Stock Option Agreement.	Filed Herewith

10.23 *	Form of 2014 Omnibus Stock Plan Performance Restricted Stock Unit Agreement.	Filed Herewith

10.24	Receivables Financing Agreement Amendment No. 1, dated March 27, 2017, by and among The Davey Tree Expert Company, Davey Receivables LLC, and PNC Bank, National Association.	Filed Herewith

10.25	401KSOP Match Restoration Plan Amendment No. 1, dated December 7, 2007.	Filed Herewith

21	Subsidiaries of the Registrant.	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

99.1
Policy of Implementation of Certain Company Rights Under Article Sixth of the Amended Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Statements of Consolidated Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
Filed Herewith

* Management contracts or compensatory plans or arrangements.
The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt.

Item 16.  Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2019.

THE DAVEY TREE EXPERT COMPANY

/s/ Patrick M. Covey
Patrick M. Covey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2019.

/s/ Donald C. Brown	/s/ John E. Warfel
Donald C. Brown Director	John E. Warfel Director

/s/ Patrick M. Covey	/s/ Karl J. Warnke
Patrick M. Covey Director, President and Chief Executive Officer (Principal Executive Officer)	Karl J. Warnke Director, Chairman of the Board of Directors

/s/ William J. Ginn	/s/ Joseph R. Paul
William J. Ginn Director	Joseph R. Paul Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Douglas K. Hall	/s/ Thea R. Sears
Douglas K. Hall Director	Thea R. Sears Vice President and Controller (Principal Accounting Officer)

/s/ Sandra W. Harbrecht
Sandra W. Harbrecht Director

/s/ Catherine M. Kilbane
Catherine M. Kilbane Director

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CERTAIN EXHIBITS
FINANCIAL STATEMENTS SCHEDULES
YEAR ENDED DECEMBER 31, 2018
THE DAVEY TREE EXPERT COMPANY
KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:	Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets -- December 31, 2018 and 2017	F-4
Consolidated Statements of Operations -- Years ended December 31, 2018, 2017 and 2016	F-5
Consolidated Statements of Comprehensive Income -- Years ended December 31, 2018, 2017 and 2016	F-6
Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2018, 2017 and 2016	F-7
Consolidated Statements of Cash Flows -- Years ended December 31, 2018, 2017 and 2016	F-8
Notes to Consolidated Financial Statements -- December 31, 2018
A – Our Business	F-9
B – Summary of Significant Accounting Policies	F-9
C – Recent Accounting Guidance	F-12
D – Business Combinations	F-13
E – Accounts Receivable, Net and Supplemental Balance Sheet Information	F-14

F – Subsequent Events	F-15
G – Supplemental Cash Flow Information	F-16
H – Intangible Assets and Goodwill, Net	F-17
I – Short and Long-Term Debt and Commitments Related to Letters of Credit	F-18
J – Self-Insurance Accruals	F-20

K – Lease Obligations	F-21
L – Common Shares, Redeemable Common Shares and Preferred Shares	F-21
M – Accumulated Other Comprehensive Income (Loss)	F-23
N – The Davey 401KSOP and Employee Stock Ownership Plan	F-24

O – Stock-Based Compensation	F-24
P – Defined Benefit Pension Plans	F-28
Q – Income Taxes	F-33
R – Earnings Per Share Information	F-37

S – Operations by Business Segment and Geographic Information	F-37
T – Revenue Recognition	F-39
U – Fair Value Measurements and Financial Instruments	F-42
V – Commitments and Contingencies	F-43

W– Quarterly Results of Operations (Unaudited)	F-45

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

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Davey Tree Expert Company (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 11, 2019
We have served as the Company's auditor since 2018.

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Davey Tree Expert Company (the Company) as of December 31, 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2001 to 2018.
Akron, Ohio
March 16, 2018, except for paragraph 3 of Note C, as to which the date is March 11, 2019

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash	$22,661	$13,121
Accounts receivable, net	195,906	168,671
Operating supplies	14,415	10,069
Prepaid expenses	19,529	15,893
Other current assets	2,557	1,371
Total current assets	255,068	209,125
Property and equipment:
Land and land improvements	17,350	18,215
Buildings and leasehold improvements	40,585	40,285
Equipment	581,461	557,536
	639,396	616,036
Less accumulated depreciation	437,111	422,853
Total property and equipment, net	202,285	193,183
Other assets	21,769	29,156
Intangible assets, net	9,530	6,194
Goodwill	37,971	35,477
Total assets	$526,623	$473,135

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and short-term debt	$22,514	$16,315
Current portion of capital leases	1,345	651
Accounts payable	43,958	45,093
Accrued expenses	44,061	42,816
Self-insurance accruals	27,434	23,782
Total current liabilities	139,312	128,657
Long-term debt	99,683	105,469
Senior unsecured notes	55,880	11,882
Capital leases	2,862	1,859
Self-insurance accruals	56,351	43,912
Other liabilities	10,125	19,966
Total liabilities	364,213	311,745
Commitments and contingencies (Note V)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP): 5,642 and 6,467 shares at redemption value as of December 31, 2018 and 2017	119,049	123,520

Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,272 and 36,447 shares issued and outstanding before deducting treasury shares and which excludes 5,642 and 6,467 shares subject to redemption as of December 31, 2018 and 2017	37,272	36,447
Additional paid-in capital	82,623	58,554
Common shares subscribed	6,799	7,529
Retained earnings	157,472	143,835
Accumulated other comprehensive loss	(5,034)	(8,393)
	279,132	237,972
Less: Cost of Common shares held in treasury; 20,033 shares in 2018 and 18,693 in 2017	235,042	198,327
Common shares subscription receivable	729	1,775
Total common shareholders' equity	43,361	37,870
Total liabilities and shareholders' equity	$526,623	$473,135

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues	$1,024,791	$915,958	$845,678
Costs and expenses:
Operating	665,388	587,333	541,486
Selling	184,388	167,934	152,106
General and administrative	67,462	59,403	58,293
Depreciation	54,914	50,702	47,284
Amortization of intangible assets	2,055	2,384	2,306
Gain on sale of assets, net	(5,106)	(3,989)	(4,664)
	969,101	863,767	796,811
Income from operations	55,690	52,191	48,867
Other income (expense):
Interest expense	(7,039)	(4,886)	(4,393)
Interest income	350	292	255
Other	(11,505)	(9,603)	(7,485)

Income before income taxes	37,496	37,994	37,244
Income taxes	9,519	15,874	14,960

Net income	$27,977	$22,120	$22,284

Share data:*
Earnings per share--basic	$1.15	$.87	$.85

Earnings per share--diluted	$1.10	$.83	$.82

Weighted-average shares outstanding:*
Basic	24,389	25,557	26,212

Diluted	25,481	26,697	27,247

* 2016 adjusted for the two-for-one stock split

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$27,977	$22,120	$22,284
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains/(losses)	(2,514)	2,195	744
Defined benefit pension plans:
Net loss arising during the year	(273)	(1,286)	(1,219)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	6,084	2,822	1,912
Prior service cost	62	38	(205)
	6,146	2,860	1,707
Defined benefit pension plan adjustments	5,873	1,574	488

Total other comprehensive income, net of tax	3,359	3,769	1,232

Comprehensive income	$31,336	$25,889	$23,516

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares*	Amount
Common shares
At beginning of year	36,447	$36,447	35,857	$35,857	35,141	$35,141
Change in 401KSOP and ESOP related shares	825	825	590	590	716	716
At end of year	37,272	37,272	36,447	36,447	35,857	35,857
Additional paid-in capital
At beginning of year		58,554		41,626		24,340
Shares sold to employees		6,820		5,690		4,182
Options exercised		145		76		(992)
Subscription shares, issued		(99)		(35)		21
Stock-based compensation		1,958		1,220		2,860
Change in 401KSOP and ESOP related shares		15,245		9,977		11,215
At end of year		82,623		58,554		41,626
Common shares subscribed, unissued
At beginning of year	764	7,529	834	8,209	872	8,591
Common shares, issued	(55)	(543)	(59)	(567)	(32)	(325)
Cancellations	(19)	(187)	(11)	(113)	(6)	(57)
At end of year	690	6,799	764	7,529	834	8,209
Retained earnings
At beginning of year		143,835		133,951		123,307
Net income		27,977		22,120		22,284
Dividends, $ .10 per share		(2,387)		(2,513)		(2,597)
Stock-based compensation		(355)		162		—
Change in the fair value of 401KSOP and ESOP related shares		(11,598)		(9,885)		(9,043)
At end of year		157,472		143,835		133,951
Accumulated other comprehensive income (loss), net of tax
At beginning of year		(8,393)		(12,162)		(13,394)
Currency translation adjustments		(2,514)		2,196		744
Defined benefit pension plans		5,873		1,573		488
At end of year		(5,034)		(8,393)		(12,162)
Common shares held in treasury
At beginning of year	18,693	(198,327)	17,991	(176,530)	17,427	(159,429)
Shares purchased	2,637	(51,116)	1,698	(30,566)	1,492	(25,290)
Shares sold to employees	(961)	10,617	(663)	5,206	(617)	5,298
Options exercised	(207)	2,326	(242)	2,634	(262)	2,442
Subscription shares, issued	(129)	1,458	(91)	929	(49)	449
At end of year	20,033	(235,042)	18,693	(198,327)	17,991	(176,530)
Common shares subscription receivable
At beginning of year	(764)	(1,775)	(834)	(2,973)	(872)	(4,106)
Payments	55	1,005	59	1,123	32	1,104
Cancellations	19	41	11	75	6	29
At end of year	(690)	(729)	(764)	(1,775)	(834)	(2,973)
Common shareholders' equity at December 31	17,239	$43,361	17,754	$37,870	17,866	$27,978

* 2016 shares adjusted for the two-for-one stock split

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$27,977	$22,120	$22,284
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation	54,914	50,702	47,284
Amortization	2,055	2,384	2,306
Gain on sale of assets	(5,106)	(3,989)	(4,664)
Deferred income taxes	4,014	3,753	60
Other	134	2,581	1,286
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(26,829)	(20,784)	(26,133)
Accounts payable and accrued expenses	(1,970)	6,164	2,454
Self-insurance accruals	16,091	4,856	2,499
Other assets, net	(9,176)	(11,011)	7,994
	34,127	34,656	33,086
Net cash provided by operating activities	62,104	56,776	55,370
Investing activities
Capital expenditures:
Equipment	(58,620)	(53,128)	(54,147)
Land and buildings	(1,790)	(3,972)	(2,499)
Proceeds from sales of property and equipment	7,494	5,034	5,635
Purchases of businesses, net of cash acquired	(8,461)	(7,452)	(3,797)
Net cash used in investing activities	(61,377)	(59,518)	(54,808)
Financing activities
Revolving credit facility borrowings	507,500	328,000	252,500
Revolving credit facility payments	(514,000)	(295,000)	(240,000)
Proceeds from notes payable	74,716	16,610	17,832
Payments of notes payable	(26,339)	(23,008)	(20,638)
Payments of capital leases	(891)	(2,294)	(1,680)
Purchase of common shares for treasury	(51,116)	(30,404)	(25,290)
Sale of common shares from treasury	20,536	13,820	11,019
Cash received on common-share subscriptions	1,046	1,199	1,133
Dividends	(2,387)	(2,513)	(2,597)
Net cash provided by (used in) financing activities	9,065	6,410	(7,721)
Effect of exchange rate changes on cash	(252)	447	135
Increase (Decrease) in cash	9,540	4,115	(7,024)
Cash, beginning of year	13,121	9,006	16,030
Cash, end of year	$22,661	$13,121	$9,006

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2018
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
Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, self-insurance accruals, stock valuation and revenue recognition. Actual results could differ from those estimates.
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
Property and Equipment--Property and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed for financial reporting purposes by the straight-line method for land improvements, building and leasehold improvements and by the declining-balance method for equipment, based on the estimated useful lives of the assets, as follows:

Land improvements	5 to 20 years
Buildings	5 to 30 years
Equipment	3 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life; ranging from 5-to-20 years
Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one-to-ten years.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
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
Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2018 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2018 that would impact this conclusion.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

B.	Summary of Significant Accounting Policies (continued)
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
Revenue Recognition--We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. See Note C for further discussion of the adoption, including the impact on our 2018 financial statements. Performance obligations are satisfied as our services are provided to customers. See Note T for a detailed description of our revenue recognition policy.
Concentration of Credit Risk--Credit risk represents the accounting loss that would be recognized if the counterparties failed to perform as contracted. The principal financial instruments subject to credit risk follow:
Cash--To limit our exposure, we transact our business and maintain banking relationships with high credit-quality financial institutions.
Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 12% of revenues during 2018, 11% in 2017 and 12% in 2016. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.
Foreign Currency Translation and Transactions--Assets and liabilities of our Canadian operations are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in the consolidated balance sheet, classified in shareholders’ equity as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from Canadian-dollar transactions with the Canadian operations are converted to U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effect of the transactions gain or loss is classified in the statement of operations as a component of other nonoperating income (expense), net.
Interest Rate Risk Management--We have entered into interest rate contracts, from time-to-time, with the objective of altering interest rate exposures related to variable rate debt. In the interest rate contracts, we have agreed with a financial institution to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. During the year ended December 31, 2018, we did not enter into any interest rate contracts.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
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
Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)--In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on how cash receipts and cash payments related to eight specific cash flow issues are presented and classified in the statement of cash flows, with the objective of reducing the existing diversity in practice. The Company adopted ASU 2016-15 prospectively on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs are included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost are presented separately outside of income from operations. Additionally, only the service cost component of the net periodic benefit cost may be capitalized in assets. The amendments under ASU 2017-07 also provide a practical expedient that permits the use of amounts disclosed in the pension and other postretirement benefit plan footnote for prior year comparative periods as the estimation basis for applying the guidance retrospectively. The Company adopted ASU 2017-07 on January 1, 2018 and chose to use the practical expedient provided when applying the guidance retrospectively. Upon adoption, service costs are recognized in our financial statements as general and administrative expenses while the remaining components of net periodic benefit cost are recognized as other income (expense). Pension expense of $5,186 for the year ended December 31, 2017 and $3,496 for the year ended December 31, 2016 have been reclassified from general and administrative expense to other income (expense).
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

C.	Recent Accounting Guidance (continued)
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued subsequent amendments to the initial guidance in July 2018 with ASU 2018-10, in August 2018 with ASU 2018-11, and in December 2018 with ASU 2018-20. ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018, which for Davey Tree would be January 1, 2019. Management has evaluated all real estate, personal property and other arrangements that may meet the definition of a lease and has implemented a technology solution to assist with the management of leases.
We will adopt the new standard on the required effective date of January 1, 2019 using the Comparatives Under ASC 840 approach, which requires application of the new guidance at the beginning of the standard’s effective date. The Company elected the Package of Three practical expedient and has decided not to elect the “Hindsight” practical expedient. As a result, the Company will measure the right of use asset and lease liability for operating leases upon adoption using the remaining portion of the lease term that was determined under ASC 840 when the lease was entered into.
A cross-functional implementation team is finalizing policy elections, the discount rate to be used based on January 1, 2019 data, and business processes and controls to support recognition and disclosure under the new standard. The primary impact upon adoption will be the recognition of right of use assets and lease liabilities, on a discounted basis, of our minimum lease obligations, as disclosed in Note K. We currently do not expect ASU 2016-02 to have a material effect on our Consolidated Statements of Income.
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

D.	Business Combinations
Our investments in businesses were: (a) $13,244 in 2018, including liabilities assumed of $2,381 and debt issued of $2,402; (b) $13,264 in 2017, including liabilities assumed of $2,713 and debt issued of $3,099; and (c) $4,888 in 2016, including $216 of liabilities assumed and debt issued of $875.
The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The measurement period for purchase price allocations ends as soon as information of the

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

D.	Business Combinations (continued)
facts and circumstances becomes available, but does not exceed one year from the acquisition date. On November 30, 2018, we finalized the acquisition of Kerr Environmental, for which purchase accounting entries related to fixed assets, intangible assets and goodwill have not yet been finalized as of December 31, 2018.
The Company’s intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships intangible assets were assigned an average seven-year useful life, and the non-competition agreements were assigned an average five-year useful life.
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $2,840 in 2018 (all of which is deductible for tax purposes), $5,131 in 2017 (all of which is deductible for tax purposes) and $817 goodwill in 2016 (all of which is deductible for tax purposes).
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2018, 2017 or 2016 was not significant.

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information
Accounts receivable, net, consisted of the following:

	December 31,
	2018	2017
Accounts receivable	$158,556	$143,244
Unbilled receivables	40,671	29,895
	199,227	173,139
Less allowances for doubtful accounts	3,321	4,468
	$195,906	$168,671
Unbilled Receivables consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.
The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2018	2017
Refundable income taxes	$1,625	$587
Other	932	784
Total	$2,557	$1,371

	December 31,
Other assets, noncurrent	2018	2017
Assets invested for self-insurance	$15,379	$19,422
Investment--cost-method affiliate	1,218	1,218
Deferred income taxes	573	4,815
Other	4,599	3,701
Total	$21,769	$29,156

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

E.    Accounts Receivable, Net and Supplemental Balance Sheet Information (continued)

	December 31,
Accrued expenses	2018	2017
Employee compensation	$24,086	$20,794
Accrued compensated absences	9,711	9,267
Self-insured medical claims	3,343	3,193
Customer advances, deposits	1,322	1,672
Income taxes payable	31	3,443
Taxes, other than income	2,546	2,279
Other	3,022	2,168
Total	$44,061	$42,816

	December 31,
Other liabilities, noncurrent	2018	2017
Pension and retirement plans	$6,138	$14,759
Other	3,987	5,207
Total	$10,125	$19,966

F.	Subsequent Events
PG&E Bankruptcy Filing
On January 29, 2019, Pacific Gas & Electric Company, and its parent Company PG&E Corporation (“PG&E”), our largest utility customer, filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. PG&E approximated 12% of revenues during 2018, 11% in 2017 and 12% in 2016. As a utility company, PG&E serves residential and industrial customers in California and has an ongoing obligation to continue to serve its customers, and we continue to perform under our contracts with PG&E post-petition. As of the date of the bankruptcy filing, we had pre-petition accounts receivable of approximately $13,000 which we believe to be collectible. While uncertainty exists as to the outcome of the bankruptcy proceedings, we do not anticipate PG&E's bankruptcy to have a material impact on our future cash flows and results of operations.
AR Securitization
On January 24, 2019, we amended our AR securitization facility to address insolvency proceedings, specifically those receivables from PG&E Corporation and its regulated utility subsidiary, Pacific Gas and Electric Company (collectively “Pacific Gas & Electric”), which filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. Under the terms of the receivable financing agreement, receivables from Pacific Gas and Electric, while remaining in the securitized pool, will be considered ineligible and are excluded from performance ratios and reserves.
Acquisition of Businesses
Subsequent to December 31, 2018 and through March 11, 2019, we acquired two businesses approximating $3,950 with no liabilities assumed and debt issued of $1,092. The acquired companies are in our Residential and Commercial segment in the Houston, Texas and Omaha, Nebraska markets. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, are not significant.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

F.	Subsequent Events (continued)
Issuance of Debt
On February 5, 2019 we issued 4.00% Senior Notes, Series B (the "4.00% Senior Notes") pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $25,000. The notes are due September 21, 2028. Subsequent series of promissory notes may be issued pursuant to the Note Purchase and Shelf Agreement in an aggregate additional principal amount not to exceed $25,000. The 4.00% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and 5 equal, annual principal payments commence on September 21, 2024 (the sixth anniversary of issuance of the 3.99% Senior Notes).

G.	Supplemental Cash Flow Information
Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2018	2017	2016
Interest paid	$6,375	$5,096	$4,329
Income taxes paid, net	11,514	10,005	10,578
Noncash transactions:
Debt issued for purchases of businesses	$2,402	$3,099	$875
Detail of acquisitions:
Assets acquired:
Accounts receivable	$1,311	$1,753	$—
Operating supplies	23	—	157
Prepaid expense	89	128	55
Equipment	4,079	1,904	2,485
Other assets	7	52	—
Intangible assets	4,895	4,296	1,374
Goodwill	2,840	5,131	817
Liabilities assumed	(2,381)	(2,713)	(216)
Debt issued for purchases of businesses	(2,402)	(3,099)	(875)
Cash paid	$8,461	$7,452	$3,797

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

H.	Intangible Assets and Goodwill, Net
The carrying amount of the intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2018		December 31, 2017
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	3.6	years	$25,179	$18,251	$21,487	$16,846
Employment-related	2.8	years	8,133	6,954	7,333	6,624
Tradenames	3.7	years	6,858	5,435	5,978	5,134
Total			40,170	$30,640	34,798	$28,604
Less accumulated amortization			30,640		28,604
Intangible assets, net			9,530		6,194
Goodwill			37,971		35,477
			$47,501		$41,671
The changes in the carrying amounts of goodwill, by segment, for the years ended December 31, 2018 and December 31, 2017 follow:

	Balance at January 1, 2018	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2018
Utility	$3,424	$1,487	$—	$4,911
Residential and Commercial	32,053	1,353	(346)	33,060
Total	$35,477	$2,840	$(346)	$37,971

	Balance at January 1, 2017	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2017
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	26,881	5,131	41	32,053
Total	$30,305	$5,131	$41	$35,477
Estimated future aggregate amortization expense of intangible assets--The estimated aggregate amortization expense of intangible assets, as of December 31, 2018, in each of the next five years follows:

Estimated Future Amortization Expense
Year ending December 31, 2019	$2,197
2020	2,011
2021	1,569
2022	1,339
2023	1,209
Thereafter	1,205
$9,530

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

I.	Short and Long-Term Debt and Commitments Related to Letters of Credit
Short-term debt consisted of the following:

	December 31,
	2018	2017
Notes payable	$—	$149
Current portion of long-term debt	22,514	16,166
	$22,514	$16,315
At December 31, 2018, we also had unused short-term lines of credit with several banks totaling $7,097, generally at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%. Long-term debt consisted of the following:

	December 31,
	2018	2017
Revolving credit facility
Swing-line borrowings	$2,500	$—
LIBOR borrowings	91,000	100,000
	93,500	100,000
5.09% Senior unsecured notes	12,000	18,000
3.99% Senior unsecured notes	50,000	—
Term loans	23,176	16,242
	178,676	134,242
Less debt issuance costs	599	725
Less current portion	22,514	16,166
	$155,563	$117,351
Revolving Credit Facility and Senior Unsecured Notes--In October 2017, the Company amended and restated its revolving credit facility, as further amended in September 2018, as discussed below. The amended and restated credit agreement, which expires in October 2022, permits borrowings as defined up to $250,000 including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Credit Agreement.
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
On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes. Subsequent series of

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
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
The 3.99% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments of $10,000 commence on September 21, 2024 (the sixth anniversary of issuance).  The Note Purchase and Shelf Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. The Company may prepay at any time all, or from time to time any part of, the outstanding principal amount of the 3.99% Senior Notes, subject to the payment of a make-whole amount.
In conjunction with the issuance of the 3.99% Senior Notes, on September 21, 2018, the Company entered into an amendment to its revolving credit facility.
The amendment amended certain provisions and covenants in the credit agreement to generally conform them to the corresponding provisions and covenants in the Note Purchase and Shelf Agreement. The amendment also permitted the Company to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $75,000, which included the $50,000 of 3.99% Senior Notes, plus an additional $25,000 in Shelf Notes.
As of December 31, 2018, we had unused commitments under the revolving credit facility approximating $153,377 and $96,623 committed, which consisted of borrowings of $93,500 and issued letters of credit of $3,123. Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
Term loans--Periodically, the company will enter into term loans for the procurement of insurance or to finance acquisitions.
Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 4.28% at December 31, 2018 and 3.56% at December 31, 2017.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2018 were as follows: 2019--$22,514; 2020--$7,569; 2021--$5,093; 2022--$93,500; 2023--$0; and thereafter $50,000.
Accounts Receivable Securitization Facility--In May 2018, Davey Tree amended its Accounts Receivable Securitization Facility (the “AR securitization facility”), to extend the scheduled termination date for an additional one-year period, to May 6, 2019. In addition, for purposes of determining events of default, the Days' Sales Outstanding calculation was amended to include the most recent six fiscal months. The prior calculation was based on the most recent three fiscal months.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued letters of credit ("LCs") as of December 31, 2018--to the bank in exchange for the bank issuing LCs.
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
December 31, 2018
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
The AR Securitization program has a limit of $100,000, of which $67,438 was issued for letters of credit as of December 31, 2018.
Total Commitments Related to Issued Letters of Credit--As of December 31, 2018, total commitments related to issued letters of credit were $72,565, of which $3,123 were issued under the revolving credit facility, $67,438 were issued under the AR securitization facility and $2,004 were issued under short-term lines of credit. As of December 31, 2017, total commitments related to issued letters of credit were $63,242, of which $3,088 were issued under the revolving credit facility, $58,150 were issued under the AR securitization facility and $2,004 were issued under short-term lines of credit.
As of December 31, 2018, we are in compliance with all debt covenants.

J.	Self-Insurance Accruals
Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability follow:

	December 31,
	2018	2017
Workers' compensation	$41,577	$40,764
Present value discount	3,099	2,346
	38,478	38,418
Vehicle liability	13,342	5,536
General liability	31,965	23,740
Total	83,785	67,694
Less current portion	27,434	23,782
Noncurrent portion	$56,351	$43,912
The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2018	2017
Balance, beginning of year	$67,694	$62,838
Provision for claims	51,685	34,884
Payment of claims	(35,594)	(30,028)
Balance, end of year	$83,785	$67,694
Workers' compensation discount rate	2.50%	2.00%
The increase in the provision for claims primarily relates to increases for certain vehicle and general liability claims that are anticipated to settle in the future at or near our retention levels.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

K.	Lease Obligations
Assets acquired under capital leases and included in property and equipment consisted of the following:

	December 31,
	2018	2017
Equipment	$6,534	$3,481
Less accumulated amortization	1,797	805
	$4,737	$2,676
We also lease facilities under noncancelable operating leases, which are used for district office and warehouse operations and equipment used in operations. These leases extend for varying periods of time up to five years and, in some cases, contain renewal options. Minimum rental commitments under all capital and noncancelable operating leases, as of December 31, 2018, were as follows:

	Lease Obligations
Minimum lease obligations	Capital	Operating

Year ending December 31, 2019	$1,426	$14,023
2020	1,371	11,272
2021	1,183	7,712
2022	272	5,129
2023	71	2,060
2024 and after	—	1,923
Total minimum lease payments	4,323	$42,119
Amounts representing interest	116
Present value of net minimum lease payments	4,207
Less current portion	1,345
Long-term capital lease obligations, December 31, 2018	$2,862
Total rent expense under all operating leases was $9,594 in 2018, $7,998 in 2017 and $7,536 in 2016.

L.	Common Shares, Redeemable Common Shares and Preferred Shares
We have given retroactive consideration to the two-for-one stock split of our common shares effective June 1, 2017 including all common share and per share data.
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued as of December 31, 2018.
Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2018 was as follows: 2018--5,642,154; 2017--6,467,027; and 2016--7,056,904.
Common Shares--The number of common shares authorized is 48,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2018 was as follows: 2018--37,271,606; 2017--36,446,890 and 2016--35,856,856. The number of shares in the treasury for each of the three years in the period ended December 31, 2018 was as follows: 2018--20,033,108; 2017--18,692,901; and 2016--17,990,620.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

L.	Common Shares, Redeemable Common Shares and Preferred Shares (continued)
Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N). During 2018, purchases of common shares, both redeemable and common, totaled 2,636,943 shares for $51,116 in cash; we also had direct sales to directors and employees of 17,992 shares for $345, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 395,586 shares to our 401(k) plan for $7,647 and issued 198,189 shares to participant accounts to satisfy our liability for the 2017 employer match in the amount of $3,785. The liability accrued at December 31, 2018 for the 2018 employer match was $4,126. There were also 348,973 shares purchased during 2018 under the Employee Stock Purchase Plan.
Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding, December 31, 2016	17,866,236	7,056,904	24,923,140
Shares purchased	(807,718)	(890,009)	(1,697,727)
Shares sold	362,674	300,132	662,806
Stock subscription offering, employee cash purchases	90,645	—	90,645
Options exercised	241,995	—	241,995
Shares outstanding, December 31, 2017	17,753,832	6,467,027	24,220,859
Shares purchased	(1,530,528)	(1,106,415)	(2,636,943)
Shares sold	679,197	281,543	960,740
Stock subscription offering, employee cash purchases	129,245	—	129,245
Options exercised	206,751	—	206,751
Shares outstanding, December 31, 2018	17,238,497	5,642,155	22,880,652
On December 31, 2018, we had 22,880,652 common shares outstanding, employee options exercisable to purchase 889,814 common shares, partially-paid subscription for 690,260 common shares and purchase rights outstanding for 241,236 common shares.
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
December 31, 2018
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
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(6,244)	$(7,150)	$(13,394)
Unrealized gains (losses)	744	—	744
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,844	2,844
Tax effect	—	(1,137)	(1,137)
Unrecognized amounts from defined benefit pension plans	—	(2,032)	(2,032)
Tax effect	—	813	813
Net of tax amount	744	488	1,232
Balance at December 31, 2016	$(5,500)	$(6,662)	$(12,162)
Unrealized gains (losses)	2,195	—	2,195
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,822	4,822
Tax effect	—	(1,962)	(1,962)
Unrecognized amounts from defined benefit pension plans	—	(2,169)	(2,169)
Tax effect	—	883	883
Net of tax amount	2,195	1,574	3,769
Balance at December 31, 2017	$(3,305)	$(5,088)	$(8,393)
Unrealized gains (losses)	(2,514)	—	(2,514)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,291	6,291
Tax effect	—	(145)	(145)
Unrecognized amounts from defined benefit pension plans	—	(279)	(279)
Tax effect	—	6	6
Net of tax amount	(2,514)	5,873	3,359
Balance at December 31, 2018	$(5,819)	$785	$(5,034)
The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2018, 2017 and 2016 are included in net periodic pension expense classified in the statement of operations as general and administrative or other income (expense).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
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
The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $6,288 and $3,843 as of December 31, 2018 and December 31, 2017, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $112,761 and $119,677 as of December 31, 2018 and December 31, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $119,049 and $123,520 as of December 31, 2018 and December 31, 2017, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid in-capital is insufficient.
Total compensation for these plans, consisting primarily of the employer match, was $4,053 in 2018, $3,794 in 2017, and $3,661 in 2016.

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

O.	Stock-Based Compensation (continued)
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
Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations follows:

	Year Ended December 31,
	2018	2017	2016
Compensation expense, all share-based payment plans	$3,370	$4,049	$2,811
Income tax benefit	602	1,315	823
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $998 in 2018, $888 in 2017 and $727 in 2016.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $663 in 2018, $705 in 2017 and $596 in 2016.
Stock-Settled Stock Appreciation Rights--During the year ended December 31, 2018, the Compensation Committee of the Board of Directors awarded 121,243 Stock-Settled Stock Appreciation Rights (“SSARs”) to certain management employees which vest ratably over five years. A stock-settled stock appreciation right is an award that allows the recipient to receive common stock equal to the appreciation in the fair market value of our common stock between the date the award was granted and the conversion date of the shares vested.
The following table summarizes the SSARs as of December 31, 2018:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2018	448,180	$3.10
Granted	121,243	3.84
Forfeited	—	—
Vested	(188,441)	2.93
Unvested, December 31, 2018	380,982	$3.42	2.4 years	$924	$7,505
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs totaled $540 in 2018, $1,035 in 2017 and $591 in 2016.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

O.	Stock-Based Compensation (continued)
Restricted Stock Units--During the year ended December 31, 2018, the Compensation Committee of the Board of Directors awarded 31,738 performance-based restricted stock units ("PRSUs") to certain management employees and 13,188 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes restricted stock units as of December 31, 2018:

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2018	290,666	$14.41
Granted	44,926	18.55
Forfeited	—	—
Vested	(87,754)	12.94
Unvested, December 31, 2018	247,838	$15.68	1.9 years	$1,727	$4,882
Employee PRSUs	209,186	$15.40	2.2 years	$1,401	$4,121
Nonemployee Director RSUs	38,652	$17.17	1.3 years	$326	$761
Compensation cost for awards is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share of stock exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock unit awards totaled $1,169 in 2018, $1,421 in 2017 and $897 in 2016.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Volatility rate	10.1%	10.3%	10.6%
Risk-free interest rate	2.7%	2.2%	1.8%
Expected dividend yield	.7%	.7%	.7%
Expected life of awards (years)	9.2	8.9	9.5

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

O.	Stock-Based Compensation (continued)
General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2018:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,528,615	$13.05
Granted	143,250	19.10
Exercised	(147,321)	9.93
Forfeited	(58,280)	13.29
Outstanding, December 31, 2018	1,466,264	$13.94	5.9 years	$1,393	$8,446
Exercisable, December 31, 2018	889,814	$11.79	4.7 years		$7,037
“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2018 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$8.00	88,413	0.8 years	$8.00	88,413	$8.00
8.30	107,000	1.8 years	8.30	107,000	8.30
11.60	270,414	4.5 years	11.60	270,414	11.60
13.20	284,822	5.5 years	13.20	211,422	13.20
15.05	219,965	6.5 years	15.05	112,765	15.05
16.35	230,800	7.5 years	16.35	77,800	16.35
17.60	129,300	8.5 years	17.60	22,000	17.60
19.10	135,550	9.5 years	19.10	—	19.10
	1,466,264	5.9 years	$13.94	889,814	$11.79
We issue common shares from treasury upon the exercise of stock options, stock-settled stock appreciation rights, performance-based restricted stock units or purchases under the Employee Stock Purchase Plan.
Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $602 in 2018, $1,315 in 2017, and $823 in 2016. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) stock-settled stock appreciation rights are exercised; (b) performance-based restricted stock units vest; and (c) stock options are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $453 in 2018, $691 in 2017, and $1,113 in 2016.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
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
Both the SERP and the Restoration Plan are defined benefit plans under which nonqualified supplemental pension benefits will be paid in addition to amounts paid under our qualified retirement defined benefit pension plans, which are subject to Internal Revenue Service limitations on covered compensation.
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
The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2018	2017
Change in benefit obligation
Projected benefit obligation at beginning of year	$19,403	$24,833
Service cost	400	530
Interest cost	718	1,002
Actuarial (gains)/losses	(77)	1,865
Amendments	—	—
Settlements	(13,118)	(8,400)
Benefits paid	(262)	(427)
Projected benefit obligation at end of year	$7,064	$19,403
Accumulated benefit obligation at end of year	$7,064	$19,403

	December 31,
	2018	2017
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$7,105	$11,509
Actual return on plan assets	239	845
Plan expenses, including PBGC premiums	(364)	(513)
Employer contributions	10,158	4,091
Settlements	(13,118)	(8,400)
Benefits paid	(262)	(427)
Fair value of plan assets at end of year	$3,758	$7,105
The settlements in the change in benefit obligation and in the change in fair value of plan assets arise from: (i) lump sum offering to 905 participants in our ERP plan during the fourth quarter 2018 as part of our plan termination process; and (ii) a purchase of a guaranteed group annuity contract during the fourth quarter 2017 from a third-party insurance company which

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)
unconditionally and irrevocably guarantees the full payment of all annuity payments to a combination of participants currently receiving benefits or entitled to future benefits from the ERP plan.

	December 31,
	2018	2017
Funded status of the plans
Fair value of plan assets	$3,758	$7,105
Projected benefit obligation	7,064	19,403
Funded status of the plans	$(3,306)	$(12,298)

	December 31,
	2018	2017
Funded status by plan
ERP	$(332)	$(9,084)
SERP	(2,564)	(2,759)
Restoration Plan	(410)	(455)
	$(3,306)	$(12,298)

	December 31,
	2018	2017
Amounts reported in the consolidated balance sheets
Current liability	$(187)	$(175)
Noncurrent liability	(3,119)	(12,123)
Funded status of the plans	$(3,306)	$(12,298)
Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2018		At December 31, 2017
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$2,139	$(714)	$8,086	$4,919
Unrecognized prior service cost	214	(71)	278	169
	$2,353	$(785)	$8,364	$5,088
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

P.    Defined Benefit Pension Plans (continued)
The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2019 follows:

	Year ending December 31, 2019
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$175	$131
Unrecognized prior service cost	64	48
	$239	$179
The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2018	2017
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$7,064	$19,403
Accumulated benefit obligation	7,064	19,403
Fair value of plan assets	3,758	7,105
The actuarial assumptions follow. The discount rates were used to measure the year-end benefit obligation and compute pension expense for the subsequent year.

	December 31,
	2018	2017	2016
Actuarial assumptions
Discount rate	4.35%	3.70%	4.20%
Expected long-term rate of return on plan assets	2.50	2.50	5.00
Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2018	2017	2016
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$400	$530	$370
Interest cost on projected benefit obligation	718	1,002	1,243
Expected return on plan assets	(231)	(638)	(1,044)
Curtailment loss	—	—	—
Settlement loss	5,499	3,849	2,346
Amortization of net actuarial loss	728	909	951
Amortization of prior service cost	64	64	—
Net pension expense of defined benefit pension plans	$7,178	$5,716	$3,866

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
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
Fixed income assets can be invested in U.S. government and prime money market funds, U.S. Treasuries, insured certificates of deposit and U.S. investment grade corporates of at least "A" or better quality and other high-quality debt securities. Other than investments in U.S. government or government agencies, no single debt issue will be allowed to exceed 5% market value of the debt portfolio. Short-selling, securities lending, financial futures, margins, options, and derivatives are not used. Investments in nonmarketable securities, commodities, or direct ownership of real estate are prohibited.
Rate-of-return-on-assets assumptions are made based on the mix of assets according to our investment policy. Given the reallocation of plan assets into the fixed income and cash asset class, the overall expected long-term rate-of-return-on-plan assets net of investment manager fees as at December 31, 2018, was 2.50%.
Plan Assets--The fair values of our pension plan assets at December 31, 2018 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

Fair Value Measurements at December 31, 2018 Using:
Description	Total Carrying Value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds	$3,758		$3,758	$—
U.S. large-cap equities
Growth	—		—	—
Value	—		—	—
U.S. small/mid-cap equities
Growth	—		—	—
Value	—		—	—
International equities
Growth	—		—	—
Value	—		—	—
Fixed income	—		—	—
Multiclass world-allocation mutual funds	—		—	—
	$3,758	$—	$3,758	$—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

P.	Defined Benefit Pension Plans (continued)
The fair values of our pension plan assets at December 31, 2017 by asset category, using the three-level hierarchy of fair value inputs, were as follows:

		Fair Value Measurements at December 31, 2017 Using:
Description	Total Carrying Value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market funds	$897	$—	$897	$—
U.S. large-cap equities
Growth	576	576	—	—
Value	542	542	—	—
U.S. small/mid-cap equities
Growth	246	246	—	—
Value	247	247	—	—
International equities
Growth	376	376	—	—
Value	366	366	—	—
Fixed income	3,070	3,070	—	—
Multiclass world-allocation mutual funds	785	785	—	—
	$7,105	$6,208	$897	$—
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
Expected Benefit Plan Contributions--It is our practice to make contributions to comply with the minimum funding requirements of ERISA. In accordance with such practice, contributions totaling $191 are required for 2019; however, we may make additional discretionary contributions.
Expected Benefit Plan Payments--The benefits, as of December 31, 2018, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follows:

Participants Benefits
Estimated future payments
Year ending December 31, 2019	$356
2020	379
2021	384
2022	386
2023	389
Years 2024 to 2028	1,986
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
December 31, 2018
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

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2018	2017		2018	2017	2016
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$768	$785	$712	No	Ranging from December 31, 2018 to December 31, 2022
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	142	102	90	No	December 26, 2020
					$910	$887	$802
We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.
Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”).
We are party to ten collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from December 31, 2018 to December 31, 2022, and one collective-bargaining agreement with Eighth District Electrical Pension Fund which expires on December 26, 2020. Expired agreements are currently being renegotiated.

Q.	Income Taxes
On December 22, 2017, the President of the United States (“U.S.”) signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"), which enacted significant changes to U.S. tax laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, immediate expensing of certain qualified capital expenditures, implementing a territorial tax system and imposing a one-time transitional toll tax on deferred foreign earnings. In the fourth quarter 2017, the Company recorded the provisional tax effects, including a tax charge of $1,000 due to the remeasurement of deferred tax assets and liabilities and an estimated tax liability of $6,100 due to the transition toll tax on the deemed repatriation of deferred foreign earnings of non-U.S. operations. The Tax Reform Act was the main reason for the reduction of our effective tax rate for the year ended December 31, 2018.
On December 22, 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 118 (“SAB 118”). This guidance allowed registrants a “measurement period”, not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Tax Reform Act. SAB 118 further directed that during the measurement

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

Q.	Income Taxes (continued)
period, registrants who were able to make reasonable estimates for the tax effects of the Tax Reform Act should include those amounts in their financial statements as “provisional” amounts. Registrants were to reflect adjustments over subsequent periods as they were able to refine their estimates and complete their accounting for the tax effects of the Tax Reform Act. The provisional amounts computed by the Company were finalized when the U.S. corporate income tax return for 2017 was filed in September 2018. The change for the provisional amount to the final amount was immaterial.
Other provisions of the Tax Reform Act include a new minimum tax on certain foreign earnings (the Global Intangibles Low-taxed Income, or “GILTI”), a new tax on certain payments to foreign related parties (the Base Erosion Anti-Avoidance tax, or “BEAT”), a new incentive for Foreign-derived Intangibles Income (“FDII”), repealing the deduction for domestic production activities, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. Generally, the tax effect of these other provisions began for the Company in the year ended December 31, 2018 with no material effect.
Income before income taxes was attributable to the following sources:

	Year Ended December 31,
	2018	2017	2016
United States	$37,377	$38,800	$35,867
Canada	119	(806)	1,377
Total	$37,496	$37,994	$37,244
The provision for income taxes follows:

	Year Ended December 31,
	2018	2017	2016
Currently payable:
Federal	$3,165	$9,914	$12,216
State	2,290	2,469	2,286
Canadian	50	(262)	398
Total current	5,505	12,121	14,900
Deferred taxes	4,014	3,753	60
Total taxes on income	$9,519	$15,874	$14,960
A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.7	4.9	4.0
Effect of Canadian income taxes	.1	.3	(.2)
Nondeductible expenses	2.1	2.2	2.2
ESOP dividend deduction	(.3)	(.6)	(.7)
Uncertain tax adjustments and audit settlement	(3.8)	(.2)	.2
Income tax reform - deferred rate remeasurement	—	2.5	—
All other, net	.6	(2.3)	(.3)
Effective income tax rate	25.4%	41.8%	40.2%

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

Q.	Income Taxes (continued)
Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.
Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Self-insurance accruals	$17,579	$14,186
Accrued compensated absences	1,565	1,747
Accrued expenses and other liabilities	742	798
Accrued stock compensation	1,772	1,571
Defined benefit pension plans	442	2,289
Foreign tax credit carryforward	2,117	605
Other future deductible amounts, net	3,271	3,661
	27,488	24,857
Less deferred tax asset valuation allowance	1,683	—
	25,805	24,857
Deferred tax liabilities:
Intangibles	1,178	969
Prepaid expenses	3,160	2,300
Property and equipment	20,894	16,773
	25,232	20,042
Net deferred tax assets--noncurrent	$573	$4,815
We treat all of our Canadian subsidiary earnings through December 31, 2018 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2018, approximately $28,856 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.
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
As of December 31, 2018, we recorded a valuation allowance on foreign tax credit carryforwards that arose due to the transition toll tax on the deemed repatriation of deferred foreign earnings of non-U.S. operations due to the Tax Reform Act and the remaining carryforward credits that were generated in 2010. Management presently believes that it is more-likely-than-not that the deferred tax asset, related to the foreign tax credits that expire in 2020 and 2027, will not be fully realized. The criteria considered in making the determination included the ability to utilize tax-planning strategies, historical and projected operating results, and the period of time over which the foreign tax credit can be utilized.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

Q.	Income Taxes (continued)
amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate settlement, a further charge to expense may result.
The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2018	2017
Unrecognized tax benefits	$1,325	$2,581
Portion, if recognized, would reduce tax expense and effective tax rate	599	1,948
Accrued interest on unrecognized tax benefits	35	128
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During 2018, we decreased our unrecognized tax benefits by $1,500 as a result of the proposed settlement of the IRS audits of our 2015 and 2016 U.S. income tax returns. The audit was closed in the third quarter 2018. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2016. As of December 31, 2018, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$2,581	$2,532	$2,557
Additions based on tax positions related to the current year	224	650	402
Additions for tax positions of prior years	20	(21)	51
Reductions for tax positions of prior years	(1,500)	—	(39)
Lapses in statutes of limitations	—	(580)	(439)
Balance, end of year	$1,325	$2,581	$2,532

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

R.	Earnings Per Share Information
Earnings per share is computed as follows (prior periods have been adjusted for the two-for-one stock split of our common shares effective June 1, 2017):

	Year Ended December 31,
	2018	2017	2016
Income available to common shareholders:
Net income	$27,977	$22,120	$22,284
Weighted-average shares:
Basic:
Outstanding	23,698,478	24,793,086	25,378,600
Partially-paid share subscriptions	690,260	764,382	833,440
Basic weighted-average shares	24,388,738	25,557,468	26,212,040
Diluted:
Basic from above	24,388,738	25,557,468	26,212,040
Incremental shares from assumed:
Exercise of stock subscription purchase rights	141,287	146,453	142,746
Exercise of stock options and awards	950,593	993,141	892,568
Diluted weighted-average shares	25,480,618	26,697,062	27,247,354
Share data:
Earnings per share--basic	$1.15	$.87	$.85
Earnings per share--diluted	$1.10	$.83	$.82

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)
Segment assets are those generated or directly used by each segment, and include accounts receivable, operating supplies, and property and equipment.
Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2018
Revenues	$537,484	$486,005	$1,302	$—		$1,024,791
Income (loss) from operations	32,370	47,812	(19,816)	(4,676)	(a)	55,690
Interest expense				(7,039)		(7,039)
Interest income				350		350
Other income (expense), net				(11,505)		(11,505)
Income before income taxes						$37,496

Depreciation	$29,526	$21,720	$—	$3,668	(b)	$54,914
Amortization	211	1,842	—	2		2,055
Capital expenditures	32,148	22,256	—	6,006		60,410
Segment assets, total	239,426	208,369	—	78,828	(c)	526,623

Fiscal Year 2017
Revenues	$466,727	$446,028	$3,203	$—		$915,958
Income (loss) from operations	18,223	41,158	(2,634)	(4,556)	(a)	52,191
Interest expense				(4,886)		(4,886)
Interest income				292		292
Other income (expense), net				(9,603)		(9,603)
Income before income taxes						$37,994

Depreciation	$27,928	$19,384	$—	$3,390	(b)	$50,702
Amortization	122	2,240	—	22		2,384
Capital expenditures	26,910	23,199	—	6,991		57,100
Segment assets, total	189,662	197,698	—	85,775	(c)	473,135

Fiscal Year 2016
Revenues	$433,379	$410,878	$1,421	$—		$845,678
Income (loss) from operations	19,256	36,640	(4,318)	(2,711)	(a)	48,867
Interest expense				(4,393)		(4,393)
Interest income				255		255
Other income (expense), net				(7,485)		(7,485)
Income before income taxes						$37,244

Depreciation	$26,855	$17,198	$—	$3,231	(b)	$47,284
Amortization	135	2,136	—	35		2,306
Capital expenditures	28,660	21,819	—	6,167		56,646
Segment assets, total	171,220	166,858	—	85,861	(c)	423,939

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

S.	Operations by Business Segment and Geographic Information (continued)
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

(b)	Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.

(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.
Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2018	2017	2016
Revenues
United States	$949,317	$847,540	$775,870
Canada	75,474	68,418	69,808
	$1,024,791	$915,958	$845,678

	December 31,
	2018	2017	2016
Long-lived assets, net
United States	$251,181	$242,118	$224,727
Canada	20,374	21,893	20,439
	$271,555	$264,011	$245,166

T.	Revenue Recognition
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. See Note C for further discussion of the adoption, including the impact on our 2018 financial statements.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

T.	Revenue Recognition (continued)
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

T.	Revenue Recognition (continued)
Disaggregation of Revenue
The following tables disaggregate our revenue for the year ended December 31, 2018 by major sources:

Year Ended December 31, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$394,481	$290,940	$(1,520)	$683,901
Grounds maintenance	—	117,498	—	117,498
Storm damage services	13,864	9,447	—	23,311
Consulting and other	129,139	68,120	2,822	200,081
Total revenues	$537,484	$486,005	$1,302	$1,024,791

Geography:
United States	$499,242	$448,773	$1,302	$949,317
Canada	38,242	37,232	—	75,474
Total revenues	$537,484	$486,005	$1,302	$1,024,791
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company has recognized $1,443 of revenue for the twelve months ended months ended December 31, 2018 that was included in the contract liability balance at December 31, 2017. Net contract liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Contract liabilities - current	$2,907	$2,072
Contract liabilities - noncurrent	2,287	2,020
Net contract liabilities	$5,194	$4,092
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
December 31, 2018
(In thousands, except share data)

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
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017, were as follows:

		Fair Value Measurements at December 31, 2018 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,379	$15,379	$—	$—
Defined benefit pension plan assets	3,758	—	3,758	—

Liabilities:
Deferred compensation	$2,459	$—	$2,459	$—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. The assets invested for self-insurance are certificates of deposit and money market funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$93,500	$93,500	$100,000	$100,000
Senior unsecured notes	56,000	56,002	12,000	12,389
Term loans, noncurrent	6,662	6,868	7,935	10,038
Total	$156,162	$156,370	$119,935	$122,427

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
Letters of Credit
At December 31, 2018, we were contingently liable to our principal banks in the amount of $72,565 for letters of credit outstanding primarily related to insurance coverage.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

V.	Commitments and Contingencies (continued)
Surety Bonds
In certain circumstances, we have performance obligations that are supported by surety bonds in connection with our contractual commitments.
Litigation
We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
In November 2017, a suit was filed in Savannah, Georgia state court (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc., a former Davey employee, two Wolf employees, and a former Wolf employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017. The case was mediated unsuccessfully in December 2018 and was set for trial on January 22, 2019.
In July 2018, a related survival action was filed by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, Inc., and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three RICO claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division, on August 2, 2018 (“Federal Court”). The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed. The motions are pending.
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf employees and one other individual with various crimes, including conspiracy to murder the deceased. On December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation.
On December 28, 2018, the State Court granted the United States’ motion to stay but indicated that it would nonetheless consider certain pending matters, including: (1) Plaintiff and a co-defendant’s motions that Davey Tree be forced to produce privileged documents and testimony, which had been submitted to a Special Master for recommendation; and (2) the Defendants’ motions for summary judgment. On January 11, 2019, the Special Master issued his recommendation that both Plaintiff and the co-defendant’s motions to force Davey to disclose privileged information be denied. The State Court judge has not yet moved on the recommendation. On January 29, 2019, the State Court heard oral argument on Defendants’ motions for summary judgment, and the motions remain pending.
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation; the case is now set for mediation on April 17, 2019.
In both cases, the Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2018
(In thousands, except share data)

W.	Quarterly Results of Operations (Unaudited)
The following is a summary of the results of operations for each quarter of 2018 and 2017. We have given retroactive consideration to the two-for-one stock split of our common shares effective June 1, 2017.

	Fiscal 2018, Three Months Ended
	Mar 31	Jun 30	Sep 29	Dec 31
Revenues	$208,651	$270,649	$265,318	$280,173
Gross profit (revenues less costs and expenses, operating)	64,028	102,967	94,193	98,215
Income (loss) from operations	(5,666)	29,800	14,585	16,971
Net income (loss)	(6,627)	21,714	8,384	4,506

Net income (loss) per share -- Basic	$(.26)	$.94	$.35	$.12
Net income (loss) per share -- Diluted	$(.26)	$.89	$.34	$.13

ESOT valuation per share	$19.10	$19.70	$19.70	$21.10

	Fiscal 2017, Three Months Ended
	Apr 1	Jul 1	Sep 30	Dec 31
Revenues	$192,813	$245,037	$249,588	$228,520
Gross profit (revenues less costs and expenses, operating)	59,154	93,512	91,973	83,986
Income (loss) from operations	(3,995)	25,659	19,049	11,478
Net income (loss)	(3,887)	14,223	10,237	1,547

Net income (loss) per share -- Basic	$(.15)	$.57	$.41	$.04
Net income (loss) per share -- Diluted	$(.15)	$.55	$.39	$.04

ESOT valuation per share	$17.60	$18.30	$18.30	$19.10

Fourth quarters of 2018 and 2017 include adjustments to casualty insurance expense that had the effect of decreasing gross profit in 2018 by $7,324 and increasing gross profit in 2017 by $2,735.