Form 10-Q
period 2019-03-30
DAVEY TREE EXPERT CO
filed 2019-05-07
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR

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

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Emerging Growth Company
☐ Non-Accelerated Filer	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
There were 22,684,692 Common Shares, $1.00 par value, outstanding as of May 3, 2019.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 30, 2019
"We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	March 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$26,664	$22,661
Accounts receivable, net	194,225	195,906
Operating supplies	12,739	14,415
Other current assets	19,462	22,086
Total current assets	253,090	255,068

Property and equipment	654,408	639,396
Less accumulated depreciation	445,649	437,111
Total property and equipment, net	208,759	202,285

Right-of-use assets - operating leases	36,307	—
Other assets	17,293	21,769
Intangible assets and goodwill, net	50,029	47,501
Total assets	$565,478	$526,623

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$36,729	$43,958
Accrued expenses	35,061	44,061
Current portion of long-term debt and finance lease liabilities	18,549	23,859
Other current liabilities	43,732	27,434
Total current liabilities	134,071	139,312

Long-term debt	176,508	155,563
Lease liabilities - finance leases	2,079	2,862
Lease liabilities - operating leases	24,034	—
Self-insurance reserve	55,158	56,351
Other noncurrent liabilities	10,924	10,125
Total liabilities	402,774	364,213
Commitments and contingencies (Note P)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 5,837 and 5,642 shares at redemption value as of March 30, 2019 and December 31, 2018	123,151	119,049

Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,077 and 37,272 shares issued and outstanding before deducting treasury shares and which excludes 5,837 and 5,642 shares subject to redemption as of March 30, 2019 and December 31, 2018	37,077	37,272
Additional paid-in capital	81,201	82,623
Common shares subscribed, unissued	6,408	6,799
Retained earnings	156,389	157,472
Accumulated other comprehensive loss	(4,481)	(5,034)
	276,594	279,132
Less: Cost of common shares held in treasury; 19,987 shares at March 30, 2019 and 20,033 shares at December 31, 2018	236,470	235,042
Common shares subscription receivable	571	729
Total common shareholders' equity	39,553	43,361
Total liabilities and shareholders' equity	$565,478	$526,623

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenues	$247,889	$208,651

Costs and expenses:
Operating	166,016	144,623
Selling	46,304	39,657
General and administrative	19,044	17,718
Depreciation and amortization	14,212	13,121
Gain on sale of assets, net	(653)	(802)
Total costs and expenses	244,923	214,317

Income (loss) from operations	2,966	(5,666)

Other income (expense):
Interest expense	(2,151)	(1,401)
Interest income	83	78
Other, net	(1,655)	(1,662)

Loss before income taxes	(757)	(8,651)

Income tax benefit	(264)	(2,024)

Net loss	$(493)	$(6,627)

Net loss per share--basic and diluted	$(.02)	$(.26)

Weighted-average shares outstanding--basic and diluted	23,072	25,418

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net loss	$(493)	$(6,627)
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	509	(832)
Amortization of defined benefit pension items:
Net actuarial loss	32	134
Prior service cost	12	12
Defined benefit pension plan adjustments	44	146

Other comprehensive income/(loss), net of tax	553	(686)

Comprehensive income/(loss)	$60	$(7,313)

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 30, 2019	March 31, 2018
Common shares
At beginning of period	$37,272	$36,447
Change in 401KSOP and ESOP related shares	(195)	(178)
At end of period	37,077	36,269
Additional paid-in capital
At beginning of period	82,623	58,554
Shares sold to employees	1,953	1,760
Options exercised	(14)	20
Subscription shares, issued	(75)	60
Stock-based compensation	621	964
Change in 401KSOP and ESOP related shares	(3,907)	(3,226)
At end of period	81,201	58,132
Common shares subscribed, unissued
At beginning of period	6,799	7,529
Common shares, issued	(382)	(72)
Cancellations	(9)	—
At end of period	6,408	7,457
Retained earnings
At beginning of period	157,472	143,835
Net loss	(493)	(6,627)
Dividends, $.025 per share	(590)	(623)
Adjustment to retained earnings-adoption of ASU 2014-09	—	(355)
At end of period	156,389	136,230
Accumulated other comprehensive income (loss), net of tax
At beginning of period	(5,034)	(8,393)
Currency translation adjustments	509	(832)
Defined benefit pension plans	44	146
At end of period	(4,481)	(9,079)
Common shares held in treasury
At beginning of period	(235,042)	(198,327)
Shares purchased	(4,430)	(5,711)
Shares sold to employees	2,456	2,306
Options exercised	81	109
Subscription shares, issued	465	134
At end of period	(236,470)	(201,489)
Common shares subscription receivable
At beginning of period	(729)	(1,775)
Payments	157	146
Cancellations	1	—
At end of period	(571)	(1,629)
Total common shareholders' equity	$39,553	$25,891

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Operating activities
Net loss	$(493)	$(6,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,212	13,121
Other	152	3,113
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	1,934	10,593
Accounts payable and accrued expenses	(12,777)	(16,086)
Self-insurance reserve	(1,265)	2,520
Other, net	9,665	(11,284)
	11,921	1,977
Net cash provided by (used in) operating activities	11,428	(4,650)

Investing activities
Capital expenditures:
Equipment	(22,660)	(20,066)
Land and building	(150)	(126)
Purchases of businesses, net of cash acquired	(2,916)	(86)
Proceeds from sales of fixed assets	749	1,001
Net cash used in investing activities	(24,977)	(19,277)

Financing activities
Revolving credit facility borrowings	174,000	125,500
Revolving credit facility payments	(178,000)	(97,000)
Purchase of common shares for treasury	(4,430)	(6,067)
Sale of common shares from treasury	4,633	4,460
Dividends paid	(590)	(623)
Proceeds from notes payable	33,152	12,974
Payments of notes payable	(10,482)	(17,627)
Payments of finance leases	(719)	(510)
Net cash provided by financing activities	17,564	21,107
Effect of exchange rate changes on cash	(12)	—
Increase/(decrease) in cash	4,003	(2,820)
Cash, beginning of period	22,661	13,121
Cash, end of period	$26,664	$10,301

Supplemental cash flow information follows:
Interest paid	$2,938	$1,631
Income taxes paid	137	1,449

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended March 30, 2019 is referred to as the first quarter of 2019, and the fiscal quarter ended March 31, 2018 is referred to as the first quarter of 2018.
Recent Accounting Guidance
Accounting Standards Adopted in 2019
Accounting Standards Update 2016-02, Leases (Topic 842)--In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842).” ASU 2016-02, along with several subsequent updates, requires lessees to recognize assets and liabilities created by leases on their balance sheet along with additional disclosure information. The Company adopted the standard on January 1, 2019 using the Comparative Under ASC 840 approach, which permitted the Company to not recast historical periods for the adoption, and utilized practical expedients as available. The adoption of the new standard resulted in the recording, as of January 1, 2019, of operating right-of-use assets and lease liabilities of $37,429. The adoption of the new standard did not impact our consolidated results of operations and had no impact on our cash flows.
Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)--In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." ASU 2018-02 provides an option to reclassify the stranded tax effects within accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"). The Company adopted ASU 2018-02 effective January 1, 2019 and did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

A.	Basis of Financial Statement Preparation (continued)
SEC Release No. 33-10532, Disclosure Update and Simplification--In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We have incorporated the changes required by SEC Release No. 33-10532 in this report.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended March 30, 2019 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2019. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	March 30, 2019	December 31, 2018
Accounts receivable	$156,909	$158,556
Receivables under contractual arrangements (1)	40,245	40,671
	197,154	199,227
Less allowances for doubtful accounts	2,929	3,321
Accounts receivable, net	$194,225	$195,906

(1)	Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)
The following items comprise the amounts included in the balance sheets:

Other current assets	March 30, 2019	December 31, 2018
Refundable income taxes	$2,525	$1,625
Prepaid expense	15,727	19,529
Other	1,210	932
Total	$19,462	$22,086

Other assets, noncurrent	March 30, 2019	December 31, 2018
Assets invested for self-insurance	$10,302	$15,379
Investment--cost-method affiliate	1,218	1,218
Deferred income taxes	555	573
Other	5,218	4,599
Total	$17,293	$21,769

Accrued expenses	March 30, 2019	December 31, 2018
Employee compensation	$12,450	$24,086
Accrued compensated absences	9,920	9,711
Self-insured medical claims	4,918	3,343
Income tax payable	506	31
Customer advances, deposits	716	1,322
Taxes, other than income	4,344	2,546
Other	2,207	3,022
Total	$35,061	$44,061

Other current liabilities	March 30, 2019	December 31, 2018
Note payable	$4,041	$—
Current portion of:
Lease liability-operating leases	12,325	—
Self-insurance reserves	27,366	27,434
Total	$43,732	$27,434

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Other noncurrent liabilities	March 30, 2019	December 31, 2018
Pension and retirement plans	$6,547	$6,138
Other	4,377	3,987
Total	$10,924	$10,125

D.	Business Combinations
Our investments in businesses during the first three months of 2019 were $4,056, including liabilities assumed of $245 and debt issued, in the form of notes payable to the sellers of $895, and have been included in our residential and commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the three months ended March 31, 2018, our investment in businesses was $86, with no debt issued.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Three Months Ended	Year Ended
	March 30, 2019	December 31, 2018
Detail of acquisitions:
Assets acquired:
Receivables	$41	$1,311
Operating supplies	79	23
Prepaid expense	13	89
Equipment	830	4,079
Intangibles	1,861	4,895
Goodwill	1,232	2,840
Liabilities assumed	(245)	(2,381)
Debt issued for purchases of businesses	(895)	(2,402)
Cash paid	$2,916	$8,461
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended March 30, 2019 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the three months ended March 30, 2019, are not material and, accordingly, are not provided.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired were as follows:

	March 30, 2019		December 31, 2018
Identified Intangible Assets and Goodwill, Net	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$26,652	$18,650	$25,179	$18,251
Employment-related	8,160	7,047	8,133	6,954
Tradenames	7,106	5,520	6,858	5,435

Amortized intangible assets	41,918	$31,217	40,170	$30,640

Less accumulated amortization	31,217		30,640

Identified intangible assets, net	10,701		9,530

Goodwill	39,328		37,971
	$50,029		$47,501
The changes in the carrying amounts of goodwill, by segment, for the three months ended March 30, 2019 and March 31, 2018 follow:

	Balance at January 1, 2019	Acquisitions	Translation and Other Adjustments	Balance at March 30, 2019
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	33,060	1,232	125	34,417
Total	$37,971	$1,232	$125	$39,328

	Balance at January 1, 2018	Acquisitions	Translation and Other Adjustments	Balance at March 31, 2018
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	32,053	—	(314)	31,739
Total	$35,477	$—	$(314)	$35,163
In the first quarter of 2019, the Company finalized all purchase accounting adjustments related to the acquisition of Kerr Environmental in November 2018. The Company has recorded fair value adjustments based on new information obtained during the measurement period primarily related to intangible assets. These adjustments were not material.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net (continued)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of March 30, 2019 is as follows:

Estimated Future Amortization Expense
Year ending December 31, 2019	$1,731
2020	2,281
2021	1,840
2022	1,609
2023	1,479
Thereafter	1,761
$10,701

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	March 30, 2019	December 31, 2018
Revolving credit facility:
Swing-line borrowings	$8,500	$2,500
LIBOR borrowings	81,000	91,000
	89,500	93,500
Senior unsecured notes:
5.09% Senior unsecured notes	12,000	12,000
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	—
	87,000	62,000
Term loans	17,708	23,176
	194,208	178,676
Less debt issuance costs	560	599
Less current portion	17,140	22,514
	$176,508	$155,563
Revolving Credit Facility --As of March 30, 2019, we had a $250,000 revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)
acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of March 30, 2019, we had unused commitments under the facility approximating $157,377, with $92,623 committed, consisting of borrowings of $89,500 and issued letters of credit of $3,123.
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
5.09% Senior Unsecured Notes--During July 2010, we issued 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes"), in the aggregate principal amount of $30,000 pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes. The 5.09% Senior Unsecured Notes are due July 22, 2020.
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
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes. Subsequent series of promissory notes may be issued pursuant to the 3.99% Senior Note Purchase Agreement (the "Shelf Notes") in an aggregate additional principal amount not to exceed $50,000 ($25,000 of which was issued on February 5, 2019).
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
In conjunction with the issuance of the 3.99% Senior Notes, on September 21, 2018, the Company entered into an amendment to its revolving credit facility. The amendment amended certain provisions and covenants in the credit agreement to generally conform them to the corresponding provisions and covenants in the Note Purchase and Shelf Agreement. The amendment also permitted the Company to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $75,000, which included the $50,000 of 3.99% Senior Notes, plus an additional $25,000 in Shelf Notes (which were issued on February 5, 2019).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

F.    Long-Term Debt and Commitments Related to Letters of Credit (continued)
4.00% Senior Unsecured Notes--On February 5, 2019, we issued 4.00% Senior Notes, Series B (the "4.00% Senior Notes") pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $25,000. The notes are due September 21, 2028. Subsequent series of Shelf Notes may be issued pursuant to the Note Purchase and Shelf Agreement in an aggregate additional principal amount not to exceed $25,000. A further amendment to the revolving credit facility would be required for such a transaction to be permissible under the revolving credit facility. The 4.00% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on September 21, 2024.
The net proceeds of all Senior Notes were used to pay down borrowings under our revolving credit facility.
Term loans--Periodically, the company will enter into term loans for the procurement of insurance or to finance acquisitions.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at March 30, 2019 were as follows: 2019--$16,151; 2020--$7,917; 2021--$5,440; 2022--$89,700; 2023--$0; and thereafter $75,000.
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
On January 24, 2019, we further amended our AR Securitization program to address insolvency proceedings, specifically those receivables from PG&E Corporation and its regulated utility subsidiary, Pacific Gas and Electric Company (collectively, “PG&E”), which filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. Under the terms of the amendment, receivables from PG&E, while remaining in the securitized pool, will be considered ineligible and are excluded from performance ratios and reserves.
On April 23, 2019, the Company amended the AR Securitization program to extend the scheduled termination date from May 6, 2019 to May 21, 2019.
The AR Securitization program has a limit of $100,000, of which $67,438 was issued for letters of credit ("LCs") as of March 30, 2019.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of March 30, 2019--to the bank in exchange for the bank issuing LCs.
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
March 30, 2019
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
Total Commitments Related to Issued Letters of Credit--As of March 30, 2019 and December 31, 2018, total commitments related to issued letters of credit were $72,565, of which $3,123 were issued under the revolving credit facility, $67,438 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit.
As of March 30, 2019, we are in compliance with all debt covenants.

G.	Leases
We lease certain office and parking facilities, warehouse space, equipment, vehicles and information technology equipment under operating leases. Lease expense for these leases is recognized within the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The following table summarizes the amounts recognized in our Condensed Consolidated Balance Sheet related to leases:

	Condensed Consolidated Balance Sheet Classification	March 30, 2019
Assets
Operating lease assets	Right-of-use assets - operating leases	$36,307
Finance lease assets	Property and equipment, net	3,939
Total leased assets		40,246
Liabilities
Current operating leases liabilities	Other current liabilities	12,325
Non-current operating leases liabilities	Lease liabilities - operating leases	24,034
Total operating lease liabilities		36,359
Current portion of finance leases liabilities	Current portion of long-term debt and finance lease liabilities	1,409
Non-current finance leases liabilities	Lease liabilities - finance leases	2,079
Total finance lease liabilities		3,488
Total lease liabilities		$39,847

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

G.	Leases (continued)
The components of lease cost recognized within our Condensed Consolidated Statement of Operations were as follows:

		Three Months Ended
	Condensed Consolidated Statement of Operations Classification	March 30, 2019

Operating lease cost	Operating expense	$1,438
Operating lease cost	Selling expense	2,167
Operating lease cost	General and administrative expense	201
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	345
Interest expense on lease liabilities	Interest expense, net	34
Other lease cost (1)	Operating expense	719
Other lease cost (1)	Selling expense	346
Other lease cost (1)	General and administrative expense	2
Total lease cost		$5,252

(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease term as of March 30, 2019.

Operating leases	3.7 years
Finance leases	3.0 years
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of March 30, 2019.

Operating leases	3.98%
Finance leases	3.47%

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

G.	Leases (continued)
Supplemental Cash Flow Information Related to Leases

Three Months Ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,750)
Operating cash flows from finance leases	(34)
Financing cash flows from finance leases	(690)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	40,311
Maturity Analysis of Lease Liabilities

	As of March 30, 2019
	Operating Leases	Finance Leases
Remaining nine months of 2019	$10,332	$768
2020	11,387	1,371
2021	7,836	1,190
2022	5,300	272
2023	2,260	71
Thereafter	1,964	—
Total lease payments	39,081	3,672
Less interest	2,722	184
Total	$36,359	$3,488

December 31, 2018
Operating Leases
2019	$14,023
2020	11,272
2021	7,712
2022	5,129
2023	2,060
Thereafter	1,923
Total lease payments	$42,119

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

H.	Stock-Based Compensation
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights and restricted stock units -- are included in the results of operations as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Compensation expense, all share-based payment plans	$753	$1,024
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $276 being recognized for the three months ended March 30, 2019 and $257 for the three months ended March 31, 2018.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $149 for the three months ended March 30, 2019 and $182 for the three months ended March 31, 2018.
Stock-Settled Stock Appreciation Rights-- A stock-settled stock appreciation right ("SSARs") is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested. Effective January 1, 2019, Management and the Compensation Committee replaced the issuance of future SSARs with performance-based restricted stock units ("PRSUs") for certain management employees.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of March 30, 2019.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2019	380,982	$3.42
Granted	—	—
Forfeited	—	—
Vested	(115,080)	3.31
Unvested, March 30, 2019	265,902	$3.47	2.2 years	$829	$5,611
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $95 for the three months ended March 30, 2019 and $160 for the three months ended March 31, 2018.
Restricted Stock Units--During the three months ended March 30, 2019, the Compensation Committee awarded 29,046 PRSUs to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and restricted stock units ("RSUs") as of March 30, 2019.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2019	247,838	$15.68
Granted	29,046	20.36
Forfeited	—	—
Vested	(45,546)	12.64
Unvested, March 30, 2019	231,338	$16.86	2.3 years	$2,086	$4,881
Employee PRSUs	196,930	$16.79	2.8 years	$1,831	$4,155
Nonemployee Director RSUs	34,408	$17.27	1.0 year	$255	$726
Compensation cost for restricted stock awards is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on restricted stock awards totaled $233 for the three months ended March 30, 2019 and $425 for the three months ended March 31, 2018.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)
changes. The binomial model also incorporates exercise assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Three Months Ended
	March 30, 2019	March 31, 2018
Volatility rate	9.9%	10.1%
Risk-free interest rate	2.5%	2.5%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	7.4	9.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 30, 2019.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	1,466,264	$13.94
Granted	27,800	21.10
Exercised	—	—
Forfeited	(3,200)	16.37
Outstanding, March 30, 2019	1,490,864	$14.07	5.7 years	$10,481

Exercisable, March 30, 2019	887,114	$12.22	4.4 years	$7,882
As of March 30, 2019, there was approximately $1,353 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.1 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, SSARs, RSUs, PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

I.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended
	March 30, 2019	March 31, 2018
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$45	$100
Interest cost on projected benefit obligation	75	180
Expected return on plan assets	(23)	(58)
Amortization of net actuarial loss	44	182
Amortization of prior service cost	16	16
Net pension expense of defined benefit pension plans	$157	$420
The components of net periodic benefit expense, other than the service cost component, are included in the line item other income (expense) in the income statement.

J.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The effective tax rate for the three months ended March 30, 2019 was 34.8%.  Our effective tax rate for the three months ended March 31, 2018 was 23.4%. The change in rate is primarily due to the change in discrete items between the two quarters.
As of March 30, 2019, we had unrecognized tax benefits of $1,318, of which $592 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $36. At March 31, 2018, we had unrecognized tax benefits of $2,581, of which $1,948 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $128. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes. We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company has been audited by the Internal Revenue Service through 2016. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2016. As of March 30, 2019, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

K.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended March 30, 2019 and the three months ended March 31, 2018:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(5,819)	$785	$(5,034)
Other comprehensive income (loss) before reclassifications
Unrealized gains	509	—	509
Amounts reclassified from accumulated other comprehensive income (loss)	—	60	60
Tax effect	—	(16)	(16)
Net of tax amount	509	44	553
Balance at March 30, 2019	$(5,310)	$829	$(4,481)

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(3,305)	$(5,088)	$(8,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	(832)	—	(832)
Amounts reclassified from accumulated other comprehensive income (loss)	—	198	198
Tax effect	—	(52)	(52)
Net of tax amount	(832)	146	(686)
Balance at March 31, 2018	$(4,137)	$(4,942)	$(9,079)
The change in defined benefit pension plans of $60 for the three months ended March 30, 2019 and $198 for the three months ended March 31, 2018 is included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
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

	Three Months Ended
	March 30, 2019	March 31, 2018
Income available to common shareholders:
Net loss	$(493)	$(6,627)

Weighted-average shares:
Basic:
Outstanding	22,910	25,229
Partially-paid share subscriptions	162	189
Basic weighted-average shares	23,072	25,418

Diluted:
Basic from above	23,072	25,418
Incremental shares from assumed:
Exercise of stock subscription purchase rights	119	146
Exercise of stock options and awards	827	912
Diluted weighted-average shares	24,018	26,476

Net loss per share--basic and diluted	$(.02)	$(.26)
The potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

L.	Per Share Amounts and Common and Redeemable Shares Outstanding (continued)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended March 30, 2019 follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2019	17,238,497	5,642,155	22,880,652
Shares purchased	(195,048)	(15,030)	(210,078)
Shares sold	—	209,416	209,416
Stock subscription offering -- cash purchases	39,636	—	39,636
Options and awards exercised	6,874	—	6,874
Shares outstanding at March 30, 2019	17,089,959	5,836,541	22,926,500
On March 30, 2019, we had 22,926,500 common and redeemable shares outstanding, employee options exercisable to purchase 887,114 common shares, partially-paid subscriptions for 650,538 common shares and purchase rights outstanding for 240,780 common shares.
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
March 30, 2019
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
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2018 Annual Report.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

M.	Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended March 30, 2019
Revenues	$140,469	$107,395	$25	$—		$247,889
Income (loss) from operations	5,880	507	(2,968)	(453)	(a)	2,966
Interest expense				(2,151)		(2,151)
Interest income				83		83
Other income (expense), net				(1,655)		(1,655)
Loss before income taxes						$(757)
Segment assets, total	$231,060	$217,044	$—	$117,374	(b)	$565,478

Three Months Ended March 31, 2018
Revenues	$118,687	$89,345	$619	$—		$208,651
Income (loss) from operations	1,814	(3,105)	(3,792)	(583)	(a)	(5,666)
Interest expense				(1,401)		(1,401)
Interest income				78		78
Other income (expense), net				(1,662)		(1,662)
Loss before income taxes						$(8,651)
Segment assets, total	$200,201	$188,789	$—	$85,210	(b)	$474,200
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reclassification of depreciation expense and allocation of corporate expenses.

(b)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

N.	Revenue Recognition
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
Nature of Performance Obligations and Significant Judgments
At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service (or bundle of goods and services) that is distinct. To identify the performance obligations, the Company considers each of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three months ended March 30, 2019 and March 31, 2018 by major sources:

Three Months Ended March 30, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$103,386	$60,427	$(11)	$163,802
Grounds maintenance	—	27,942	—	27,942
Storm damage services	1,072	1,625	—	2,697
Consulting and other	36,011	17,401	36	53,448
Total revenues	$140,469	$107,395	$25	$247,889

Geography:
United States	$129,882	$100,999	$25	$230,906
Canada	10,587	6,396	—	16,983
Total revenues	$140,469	$107,395	$25	$247,889

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

N.	Revenue Recognition (continued)

Three Months Ended March 31, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$86,316	$56,397	$15	$142,728
Grounds maintenance	—	22,802	—	22,802
Storm damage services	3,214	899	—	4,113
Consulting and other	29,157	9,247	604	39,008
Total revenues	$118,687	$89,345	$619	$208,651

Geography:
United States	$110,453	$82,478	$619	$193,550
Canada	8,234	6,867	—	15,101
Total revenues	$118,687	$89,345	$619	$208,651
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company has recognized $1,080 of revenue for the three months ended March 30, 2019 that was included in the contract liability balance at December 31, 2018 and $568 of revenue for the three months ended March 31, 2018 that was included in the contract liability balance at December 31, 2017. Net contract liabilities consisted of the following:

	March 30, 2019	December 31, 2018
Contract liabilities - current	$4,245	$2,907
Contract liabilities - noncurrent	2,592	2,287
Net contract liabilities	$6,837	$5,194

O.	Fair Value Measurements and Financial Instruments
FASB ASC 820, “Fair Value of Measurements and Disclosures (“Topic 820”)” defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.
Valuation Hierarchy--Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The hierarchy prioritizes the inputs into three broad levels:
Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

O.	Fair Value Measurements and Financial Instruments (continued)
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
Our assets and liabilities measured at fair value on a recurring basis at March 30, 2019 were as follows:

		Fair Value Measurements at March 30, 2019 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at March 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$10,302	$10,302	$—	$—
Defined benefit pension plan assets	3,145	—	3,145	—

Liabilities:
Deferred compensation	$2,746	$—	$2,746	$—
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2018 were as follows:

		Fair Value Measurements at December 31, 2018 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,379	$15,379	$—	$—
Defined benefit pension plan assets	3,758	—	3,758	—

Liabilities:
Deferred compensation	$2,459	$—	$2,459	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

O.	Fair Value Measurements and Financial Instruments (continued)
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	March 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$89,500	$89,500	$93,500	$93,500
Senior unsecured notes, noncurrent	81,000	82,610	56,000	56,002
Term loans, noncurrent	6,568	6,926	6,662	6,868
Total	$177,068	$179,036	$156,162	$156,370
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

P.	Commitments and Contingencies
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

P.	Commitments and Contingencies (continued)
In November 2017, a suit was filed in Savannah, Georgia state court (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc. ("Wolf Tree"), a former Davey employee, two Wolf Tree employees, and a former Wolf Tree employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017. The case was mediated unsuccessfully in December 2018 and was set for trial on January 22, 2019.
In July 2018, a related survival action was filed by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, Inc., and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three Racketeer Influenced and Corrupt Organizations ("RICO") claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division, on August 2, 2018 (“Federal Court”). The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed. The motions are pending.
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and one other individual with various crimes, including conspiracy to murder the deceased. On December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation.
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
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019 but was unsuccessful in resolving the matters.
In both cases, the Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.
PG&E Bankruptcy Filing
On January 29, 2019, Pacific Gas & Electric Company, and its parent company PG&E Corporation, our largest utility customer, filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. PG&E accounted for approximately 12% of revenues during 2018, and 11% in 2017. As a utility company, PG&E serves residential and industrial customers in California and has an ongoing obligation to continue to serve its customers, and we continue to perform under

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2019
(Amounts in thousands, except share data)

P.	Commitments and Contingencies (continued)
our contracts with PG&E post-petition. As of the date of the bankruptcy filing, we had pre-petition accounts receivable of approximately $14,000 which we believe to be collectible. While uncertainty exists as to the outcome of the bankruptcy proceedings, we do not anticipate PG&E's bankruptcy to have a material impact on our future cash flows and results of operations.

Q.	The Davey 401KSOP and Employee Stock Ownership Plan
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $6,271 and $6,288 as of March 30, 2019 and December 31, 2018, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $116,880 and $112,761 as of March 30, 2019 and December 31, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $123,151 and $119,049 as of March 30, 2019 and December 31, 2018, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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

	Three Months Ended
	March 30, 2019	March 31, 2018	Percentage Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	67.0	69.3	(2.3)
Selling	18.7	19.0	(.3)
General and administrative	7.7	8.5	(.8)
Depreciation and amortization	5.7	6.3	(.6)
Gain on sale of assets, net	(.3)	(.4)	.1

Income (loss) from operations	1.2	(2.7)	3.9

Other income (expense):
Interest expense	(.9)	(.7)	(.2)
Interest income	—	—	—
Other, net	(.6)	(.8)	.2

Loss before income tax benefit	(.3)	(4.2)	3.9

Income tax benefit	(.1)	(1.0)	.9

Net loss	(.2)%	(3.2)%	3.0%

Index

First Three Months—Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018
Our results of operations for the three months ended March 30, 2019 compared to the three months ended March 31, 2018 follows:

	Three Months Ended
	March 30, 2019	March 31, 2018	Change	Percentage Change
Revenues	$247,889	$208,651	$39,238	18.8%

Costs and expenses:
Operating	166,016	144,623	21,393	14.8
Selling	46,304	39,657	6,647	16.8
General and administrative	19,044	17,718	1,326	7.5
Depreciation and amortization	14,212	13,121	1,091	8.3
Gain on sale of assets, net	(653)	(802)	149	(18.6)
	244,923	214,317	30,606	14.3

Income (loss) from operations	2,966	(5,666)	8,632	(152.3)
Other income (expense):
Interest expense	(2,151)	(1,401)	(750)	53.5
Interest income	83	78	5	6.4
Other, net	(1,655)	(1,662)	7	(.4)
Loss before income tax benefit	(757)	(8,651)	7,894	(91.2)

Income tax benefit	(264)	(2,024)	1,760	(87.0)

Net loss	$(493)	$(6,627)	$6,134	(92.6)%
Revenues--Revenues of $247,889 increased $39,238 compared with $208,651 in the first three months of 2018. Utility Services increased $21,782 or 18.4% compared with the first three months of 2018. The increase is attributable to new accounts, as well as increased work year-over-year and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $18,050 or 20.2% from the first three months of 2018. Increases were predominately in tree and plant care, consulting and grounds maintenance.
Operating Expenses--Operating expenses of $166,016 increased $21,393 compared with the first three months of 2018 but, as a percentage of revenues, decreased 2.3% to 67.0%. Utility Services increased $12,036 or 13.2% compared with the first three months of 2018 but, as a percentage of revenue, decreased 3.3% to 73.5%. The increase was attributable to additional labor expense, equipment maintenance expense, fuel, subcontractor expense, meals and lodging and materials expense. Residential and Commercial Services increased $10,568 or 20.3% compared with the first three months of 2018 and, as a percentage of revenue, increased .1% to 58.4%. Increases in labor expense, fuel, equipment maintenance expense, subcontractor expense, and meals and lodging were partially offset by a decrease in materials expense.
Fuel costs of $7,521 increased $579, or 8.3%, from the $6,942 incurred in the first three months of 2018 and impacted operating expenses within all segments. The $579 increase included price increases approximating $141 and usage increases approximating $438.
Selling Expenses--Selling expenses of $46,304 increased $6,647 compared with the first three months of 2018 but, as a percentage of revenue, decreased .3% to 18.7%. Utility Services increased $4,605 or 35.4% over the first three months of 2018 and, as a percentage of revenue, increased 1.5% to 12.5%. The increase was attributable to additional field management wages and incentive expense, rent and travel expenses. Residential and Commercial Services experienced an increase of $2,141 or 7.8% over the first three months of 2018 but, as a percentage of

Index

revenue, decreased 3.2% to 27.6%. Increases in field management wages and incentive expense, office rent expense, field management travel expense and marketing expense were partially offset by a decrease in office support wages.
General and Administrative Expenses--General and administrative expenses of $19,044 increased $1,326 from $17,718 in the first three months of 2018. Increases in salary and incentive expense, computer expense, travel, and rent expense contributed to the increase.
Depreciation and Amortization Expense--Depreciation and amortization expense of $14,212 increased $1,091 from $13,121 incurred in the first three months of 2018. The increase was attributable to higher capital expenditures necessary to support the business and purchases of businesses in recent years.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $653 for the first three months of 2019 decreased $149 from the $802 gain in the first three months of 2018. We sold more individual units of equipment during first three months of 2019 as compared with the first three months of 2018, but at a lower average gain per unit.
Interest Expense--Interest expense of $2,151 increased $750 from the $1,401 incurred in the first three months of 2018. The increase is attributable to higher interest rates and higher-average debt levels during the first three months of 2019, as compared with the first three months of 2018.
Other, Net--Other, net, of $1,655 decreased $7 from the $1,662 incurred in the first three months of 2018 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Tax Benefit--Income tax benefit for the first three months of 2019 was $264, as compared to $2,024 for the first three months of 2018. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2019 effective tax rate for the first three months of 2019 is 34.8%. Our effective tax rate for the first three months of 2018 was 23.4%. The change in rate is primarily due to the change in discrete items between the two quarters.
Net Loss--Net loss of $493 for the first three months of 2019 was $6,134 less than the net loss of $6,627 for the first three months of 2018.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three months ended March 30, 2019 and March 31, 2018 follow:

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash provided by (used in):
Operating activities	$11,428	$(4,650)
Investing activities	(24,977)	(19,277)
Financing activities	17,564	21,107
Effect of exchange rate changes on cash	(12)	—
Increase/(decrease) in cash	$4,003	$(2,820)
Cash Provided By Operating Activities--Cash provided by operating activities was $11,428 for the first three months of 2019, or $16,078 more than the $4,650 used in the first three months of 2018. The $16,078 increase in operating cash flow was primarily attributable to decreases of $11,848 in cash used for accounts payable and

Index

accrued expense and $8,629 in other assets and liabilities, partially offset by a decrease of $8,659 in cash provided by accounts receivable.
Overall, accounts receivable decreased $1,934 during the first three months of 2019, as compared to a decrease of $10,593 during the first three months of 2018. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2019 increased by three days to 72 days, when compared to 69 days at the end of the first three months of 2018 with the current quarter being impacted by the pre-petition receivables of approximately $13,000 from PG&E. DSO excluding PG&E pre-petition receivables would be 66 days for first three months of 2019.
Accounts payable and accrued expenses decreased $12,777 in the first three months of 2019, or $3,309 less than the $16,086 decrease in the first three months of 2018. Increases in employee compensation, self-insured medical expenses and taxes other than income were partially offset by decreases in trade payables, advance payments from customers and income taxes payable. Self-insurance reserves increased $1,265 in the first three months of 2019, which was $3,785 more than the increase of $2,520 experienced in the first three months of 2018.
Operating assets and liabilities other, net, used $9,665 of cash for the first three months of 2019 as compared with using $11,284 of cash for the first three months of 2018. The $20,949 net change related primarily to decreases in operating supplies, prepaid expenses, and assets invested for self-insurance.
Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2019 was $24,977, or $5,700 more than the $19,277 used during the first three months of 2018. The increase was primarily the result of an increase for purchases of businesses of $2,830 and increases in capital expenditures for equipment of $2,594.
Cash Provided By Financing Activities--Cash provided by financing activities of $17,564 decreased $3,543 during the first three months of 2019 as compared with $21,107 of cash provided during the first three months of 2018. During the first three months of 2019, our revolving credit facility, net used $4,000 in cash as compared with $28,500 provided during the first three months of 2018. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable provided $22,670, including $25,000 of cash provided by the issuance of 4.00% Senior Notes during the first three months of 2019, an increase of $27,833 when compared to the $5,163 used in the first three months of 2018. The proceeds of the 4.00% Senior Notes were used to pay down the revolving credit facility. Treasury share transactions (purchases and sales) provided $203 for the first three months of 2019, $1,810 more than the $1,607 used in the first three months of 2018, and included $158 of cash received from our common share subscriptions. Dividends paid of $590 during the first three months of 2019 decreased $33 as compared with $623 paid in the first three months of 2018.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at the shareholders' request approximated $284 and $456 during the three months ended March 30, 2019 and March 31, 2018, respectively. Share repurchases, other than redeemable common shares, approximated $4,146 and $5,611 during the three months ended March 30, 2019 and March 31, 2018, respectively.
Contractual Obligations Summary and Commercial Commitments
As of March 30, 2019 and December 31, 2018, total commitments related to issued letters of credit were $72,565, of which $3,123 were issued under the revolving credit facility, $67,438 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit.

Index

Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2019 through 2023. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At March 30, 2019, we had working capital of $119,019, and short-term lines of credit approximating $3,075 and $157,377 available under our revolving credit facility.
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
As discussed in our annual report on Form 10-K for the year ended December 31, 2018, we believe that our policies related to revenue recognition, the allowance for doubtful accounts, stock valuation and self-insurance reserves are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
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

Index

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

Index

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part I - Item 1A. Risk Factors." of our annual report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
During the quarter ended March 30, 2019, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2018.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In November 2017, a suit was filed in Savannah, Georgia state court (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc. ("Wolf Tree"), a former Davey employee, two Wolf Tree employees, and a former Wolf Tree employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017. The case was mediated unsuccessfully in December 2018 and was set for trial on January 22, 2019.

Index

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
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and one other individual with various crimes, including conspiracy to murder the deceased. On December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation.
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
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019 but was unsuccessful in resolving the matters.
In both cases, the Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.

Item 1A.	Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2018, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2019.

Index

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2019
January 1 to January 26	624	$19.70	—	954,492
January 27 to February 23	1,165	21.10	—	954,492
February 24 to March 30	208,289	21.10	—	954,492
Total First Quarter	210,078	21.10	—

Total Year-to-Date	210,078	$21.10	—
Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note Q, The Davey 401KSOP and Employee Stock Ownership Plan). The purchases described above were added to our treasury stock.
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

Index

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

10.1
Amendment No. 5 to Receivables Financing Agreement, dated January 24, 2019, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2019).

10.2
Amendment No. 6 to Receivables Financing Agreement, dated April 23, 2019, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.3*
Form of 2014 Omnibus Stock Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2019).

10.4*
Form of 2014 Omnibus Stock Plan Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2019).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith

* Management contracts or compensatory plans or arrangements.

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	May 7, 2019	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 7, 2019	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)