Form 10-Q
period 2019-06-29
DAVEY TREE EXPERT CO
filed 2019-08-06
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 22,801,689 Common Shares, $1.00 par value, outstanding as of August 2, 2019.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 29, 2019
"We,” “us,” “our,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	June 29, 2019	December 31, 2018
Assets
Current assets:
Cash	$16,057	$22,661
Accounts receivable, net	212,421	195,906
Operating supplies	13,332	14,415
Other current assets	11,526	22,086
Total current assets	253,336	255,068
Property and equipment	662,217	639,396
Less accumulated depreciation	454,811	437,111
Total property and equipment, net	207,406	202,285
Right-of-use assets - operating leases	39,534	—
Other assets	20,016	21,769
Intangible assets and goodwill, net	49,857	47,501
Total assets	$570,149	$526,623
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$34,735	$43,958
Accrued expenses	47,317	44,061
Current portion of long-term debt and finance lease liabilities	11,119	23,859
Other current liabilities	42,187	27,434
Total current liabilities	135,358	139,312
Long-term debt	166,374	155,563
Lease liabilities - finance leases	1,985	2,862
Lease liabilities - operating leases	25,825	—
Self-insurance reserve	58,246	56,351
Other noncurrent liabilities	10,378	10,125
Total liabilities	398,166	364,213
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 5,297 and 5,642 shares at redemption value as of June 29, 2019 and December 31, 2018	119,702	119,049
Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,617 and 37,272 shares issued and outstanding before deducting treasury shares and which excludes 5,297 and 5,642 shares subject to redemption as of June 29, 2019 and December 31, 2018	37,617	37,272
Additional paid-in capital	91,921	82,623
Common shares subscribed, unissued	5,948	6,799
Retained earnings	167,611	157,472
Accumulated other comprehensive loss	(5,269)	(5,034)
	297,828	279,132
Less: Cost of common shares held in treasury; 20,114 shares at June 29, 2019 and 20,033 shares at December 31, 2018	245,116	235,042
Common shares subscription receivable	431	729
Total common shareholders' equity	52,281	43,361
Total liabilities and shareholders' equity	$570,149	$526,623

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	$301,434	$270,649	$549,323	$479,300

Costs and expenses:
Operating	187,778	167,682	353,794	312,305
Selling	50,629	44,317	96,933	83,974
General and administrative	18,671	17,358	37,715	35,076
Depreciation and amortization	14,590	13,938	28,802	27,059
Gain on sale of assets, net	(516)	(2,446)	(1,169)	(3,248)
Total costs and expenses	271,152	240,849	516,075	455,166

Income from operations	30,282	29,800	33,248	24,134

Other income (expense):
Interest expense	(2,428)	(1,754)	(4,579)	(3,155)
Interest income	93	101	176	179
Other, net	(3,153)	(1,052)	(4,808)	(2,714)

Income before income taxes	24,794	27,095	24,037	18,444

Income taxes	5,047	5,381	4,783	3,357

Net income	$19,747	$21,714	$19,254	$15,087

Net income per share:
Basic	$.86	$.94	$.83	$.62
Diluted	$.82	$.89	$.80	$.59

Weighted-average shares outstanding:
Basic	22,915	23,121	23,139	24,439
Diluted	24,051	24,307	24,180	25,561

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$19,747	$21,714	$19,254	$15,087
Components of other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	698	(747)	1,207	(1,579)
Amortization of defined benefit pension items:
Net actuarial (gain) loss	(1,498)	135	(1,466)	269
Prior service cost	12	12	24	24
Defined benefit pension plan adjustments	(1,486)	147	(1,442)	293

Other comprehensive loss, net of tax	(788)	(600)	(235)	(1,286)

Comprehensive income	$18,959	$21,114	$19,019	$13,801

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at March 30, 2019	$37,077	$81,201	$6,408	$156,389	$(4,481)	$(236,470)	$(571)	$39,553
Net income	—	—	—	19,747	—	—	—	19,747
Change in 401KSOP and ESOP related shares	540	10,854	—	(7,945)	—	—	—	3,449
Shares sold to employees	—	1,608	—	—	—	3,088	—	4,696
Options exercised	—	(995)	—	—	—	2,208	—	1,213
Subscription shares	—	(493)	(460)	—	—	2,757	140	1,944
Stock-based compensation	—	(254)	—	—	—	—	—	(254)
Dividends, $.025 per shares	—	—	—	(580)	—	—	—	(580)
Currency translation adjustments	—	—	—	—	698	—	—	698
Defined benefit pension plans	—	—	—	—	(1,486)	—	—	(1,486)
Shares purchased	—	—	—	—	—	(16,699)	—	(16,699)
Balances at June 29, 2019	$37,617	$91,921	$5,948	$167,611	$(5,269)	$(245,116)	$(431)	$52,281

Balances at January 1, 2019	$37,272	$82,623	$6,799	$157,472	$(5,034)	$(235,042)	$(729)	$43,361
Net income	—	—	—	19,254	—	—	—	19,254
Change in 401KSOP and ESOP related shares	345	6,947	—	(7,945)	—	—	—	(653)
Shares sold to employees	—	3,561	—	—	—	5,544	—	9,105
Options exercised	—	(1,009)	—	—	—	2,289	—	1,280
Subscription shares	—	(568)	(851)	—	—	3,222	298	2,101
Stock-based compensation	—	367	—	—	—	—	—	367
Dividends, $.05 per shares	—	—	—	(1,170)	—	—	—	(1,170)
Currency translation adjustments	—	—	—	—	1,207	—	—	1,207
Defined benefit pension plans	—	—	—	—	(1,442)	—	—	(1,442)
Shares purchased	—	—	—	—	—	(21,129)	—	(21,129)
Balances at June 29, 2019	$37,617	$91,921	$5,948	$167,611	$(5,269)	$(245,116)	$(431)	$52,281

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at March 31, 2018	$36,269	$58,132	$7,457	$136,229	$(9,079)	$(201,489)	$(1,629)	$25,890
Net income	—	—	—	21,714	—	—	—	21,714
Change in 401KSOP and ESOP related shares	476	8,624	—	(3,701)	—	—	—	5,399
Shares sold to employees	—	2,684	—	—	—	4,216	—	6,900
Options exercised	—	244	—	—	—	1,093	—	1,337
Subscription shares	—	(40)	(326)	—	—	404	182	220
Stock-based compensation	—	166	—	—	—	—	—	166
Dividends, $.025 per shares	—	—	—	(595)	—	—	—	(595)
Currency translation adjustments	—	—	—	—	(747)	—	—	(747)
Defined benefit pension plans	—	—	—	—	147	—	—	147
Shares purchased	—	—	—	—	—	(20,289)	—	(20,289)
Balances at June 30, 2018	$36,745	$69,810	$7,131	$153,647	$(9,679)	$(216,065)	$(1,447)	$40,142

Balances at January 1, 2018	$36,447	$58,554	$7,529	$143,835	$(8,393)	$(198,327)	$(1,775)	$37,870
Net income	—	—	—	15,087	—	—	—	15,087
Change in 401KSOP and ESOP related shares	298	5,398	—	(3,701)	—	—	—	1,995
Shares sold to employees	—	4,444	—	—	—	6,522	—	10,966
Options exercised	—	264	—	—	—	1,202	—	1,466
Subscription shares	—	20	(398)	—	—	538	328	488
Stock-based compensation	—	1,130	—	—	—	—	—	1,130
Dividends, $.05 per shares	—	—	—	(1,219)	—	—	—	(1,219)
Adoption of ASU 2014-09	—	—	—	(355)	—	—	—	(355)
Currency translation adjustments	—	—	—	—	(1,579)	—	—	(1,579)
Defined benefit pension plans	—	—	—	—	293	—	—	293
Shares purchased	—	—	—	—	—	(26,000)	—	(26,000)
Balances at June 30, 2018	$36,745	$69,810	$7,131	$153,647	$(9,679)	$(216,065)	$(1,447)	$40,142

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Operating activities
Net income	$19,254	$15,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,802	27,059
Other	270	(129)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(15,960)	(9,598)
Accounts payable and accrued expenses	(609)	(10,321)
Self-insurance reserve	1,690	1,414
Prepaid expenses	9,178	3,955
Other, net	1,661	(4,805)
	25,032	7,575
Net cash provided by operating activities	44,286	22,662
Investing activities
Capital expenditures:
Equipment	(37,192)	(40,228)
Land and building	(229)	(238)
Purchases of businesses, net of cash acquired	(3,030)	(2,544)
Proceeds from sales of fixed assets	1,634	4,396
Net cash used in investing activities	(38,817)	(38,614)
Financing activities
Revolving credit facility borrowings	264,500	244,000
Revolving credit facility payments	(278,500)	(205,000)
Purchase of common shares for treasury	(21,129)	(26,356)
Sale of common shares from treasury	12,486	12,920
Dividends paid	(1,170)	(1,218)
Proceeds from notes payable	51,073	12,888
Payments of notes payable	(38,587)	(21,343)
Payments of finance leases	(860)	(577)
Net cash (used in) provided by financing activities	(12,187)	15,314
Effect of exchange rate changes on cash	114	—
Decrease in cash	(6,604)	(638)
Cash, beginning of period	22,661	13,121
Cash, end of period	$16,057	$12,483
Supplemental cash flow information follows:
Interest paid	$4,523	$3,118
Income taxes paid	827	5,126

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended June 29, 2019 is referred to as the second quarter of 2019, and the fiscal quarter ended June 30, 2018 is referred to as the second quarter of 2018.
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
June 29, 2019
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
Due to the seasonality of our business, our operating results for the three and six months ended June 29, 2019 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2019. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	June 29, 2019	December 31, 2018
Accounts receivable	$165,105	$158,556
Receivables under contractual arrangements (1)	50,164	40,671
	215,269	199,227
Less allowances for doubtful accounts	2,848	3,321
Accounts receivable, net	$212,421	$195,906

(1)	Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprise the amounts included in the balance sheets:

Other current assets	June 29, 2019	December 31, 2018
Refundable income taxes	$—	$1,625
Prepaid expense	10,428	19,529
Other	1,098	932
Total	$11,526	$22,086

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Other assets, noncurrent	June 29, 2019	December 31, 2018
Assets invested for self-insurance	$12,552	$15,379
Investment--cost-method affiliate	1,218	1,218
Deferred income taxes	411	573
Other	5,835	4,599
Total	$20,016	$21,769

Accrued expenses	June 29, 2019	December 31, 2018
Employee compensation	$18,966	$24,086
Accrued compensated absences	10,316	9,711
Self-insured medical claims	4,845	3,343
Income tax payable	3,881	31
Customer advances, deposits	1,258	1,322
Taxes, other than income	4,830	2,546
Other	3,221	3,022
Total	$47,317	$44,061

Other current liabilities	June 29, 2019	December 31, 2018
Notes payable	$1,609	$—
Current portion of:
Lease liability-operating leases	13,341	—
Self-insurance reserves	27,237	27,434
Total	$42,187	$27,434

Other noncurrent liabilities	June 29, 2019	December 31, 2018
Pension and retirement plans	$5,991	$6,138
Other	4,387	3,987
Total	$10,378	$10,125

D.	Business Combinations
Our investments in businesses during the first six months of 2019 were $4,480, including liabilities assumed of $314 and debt issued, in the form of notes payable to the sellers, of $1,133, and have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

D.	Business Combinations (continued)
one year from the acquisition date. During the six months ended June 30, 2018, our investment in businesses was $3,534, including debt issued, in the form of notes payable to the sellers, of $990.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	June 29, 2019	December 31, 2018
Detail of acquisitions:
Assets acquired:
Cash	$3	$—
Receivables	41	1,311
Operating supplies	79	23
Prepaid expense	13	89
Equipment	830	4,079
Deposits and other	—	7
Intangibles	2,135	4,895
Goodwill	1,379	2,840
Liabilities assumed	(314)	(2,381)
Debt issued for purchases of businesses	(1,133)	(2,402)
Cash paid	$3,033	$8,461
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended June 29, 2019 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the six months ended June 29, 2019, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average six-year useful life and the non-competition agreements were assigned an average five-year useful life.
Subsequent to June 29, 2019 and through August 6, 2019, we acquired two businesses approximating $932 with no liabilities assumed and debt issued of $157. The acquired companies are in our Residential and Commercial segment and are located in the British Columbia and Ontario, Canada markets. We do not expect the effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, to be significant.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired were as follows:

	June 29, 2019		December 31, 2018
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$26,892	$19,073	$25,179	$18,251
Employment-related	8,184	7,144	8,133	6,954
Tradenames	7,118	5,608	6,858	5,435

Amortized intangible assets	42,194	$31,825	40,170	$30,640

Less accumulated amortization	31,825		30,640

Identified intangible assets, net	10,369		9,530

Goodwill	39,488		37,971
	$49,857		$47,501
The changes in the carrying amounts of goodwill, by segment, for the six months ended June 29, 2019 and June 30, 2018 follow:

	Balance at January 1, 2019	Acquisitions	Translation and Other Adjustments	Balance at June 29, 2019
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	33,060	1,379	138	34,577
Total	$37,971	$1,379	$138	$39,488

	Balance at January 1, 2018	Acquisitions	Translation and Other Adjustments	Balance at June 30, 2018
Utility	$3,424	$—	$—	$3,424
Residential and Commercial	32,053	1,013	(327)	32,739
Total	$35,477	$1,013	$(327)	$36,163

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net (continued)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of June 29, 2019 is as follows:

Estimated Future Amortization Expense
Year ending December 31, 2019	$1,254
2020	2,327
2021	1,885
2022	1,655
2023	1,500
Thereafter	1,748
$10,369

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	June 29, 2019	December 31, 2018
Revolving credit facility:
Swing-line borrowings	$1,500	$2,500
LIBOR borrowings	78,000	91,000
	79,500	93,500
Senior unsecured notes:
5.09% Senior unsecured notes	12,000	12,000
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	—
	87,000	62,000
Term loans	10,194	23,176
	176,694	178,676
Less debt issuance costs	513	599
Less current portion	9,807	22,514
	$166,374	$155,563
Revolving Credit Facility --As of June 29, 2019, we had a $250,000 revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of June 29, 2019, we had unused commitments under the facility approximating $167,712, with $82,288 committed, consisting of borrowings of $79,500 and issued letters of credit of $2,788.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
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
5.09% Senior Unsecured Notes--During July 2010, we issued 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes"), in the aggregate principal amount of $30,000 pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes. The 5.09% Senior Notes are due July 22, 2020.
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
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes. Subsequent series of promissory notes may be issued pursuant to the Note Purchase and Shelf Agreement (the "Shelf Notes") in an aggregate additional principal amount not to exceed $50,000 ($25,000 of which was issued on February 5, 2019).
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
June 29, 2019
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)
The net proceeds of all senior notes were used to pay down borrowings under our revolving credit facility.
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at June 29, 2019 were as follows: 2019--$8,414; 2020--$7,990; 2021--$5,523; 2022--$79,755; 2023--$12; and thereafter $75,000.
Accounts Receivable Securitization Facility--In May 2019, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one-year period, to May 19, 2020.
The AR Securitization program has a limit of $100,000, of which $67,438 was issued for letters of credit ("LCs") as of June 29, 2019.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of June 29, 2019--to the bank in exchange for the bank issuing LCs.
Receivables from PG&E Corporation and its regulated utility subsidiary, Pacific Gas and Electric Company (collectively, "PG&E", which filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, while remaining in the securitized pool, are considered ineligible and are excluded from performance ratios and reserves.
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
Total Commitments Related to Issued Letters of Credit--As of June 29, 2019, total commitments related to issued LCs were $72,236, of which $2,788 were issued under the revolving credit facility, $67,438 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit. As of December 31, 2018, total commitments related to issued LCs were $72,565, of which $3,123 were issued under the revolving credit facility, $67,438 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit.
As of June 29, 2019, we are in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

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

	Condensed Consolidated Balance Sheet Classification	June 29, 2019
Assets
Operating lease assets	Right-of-use assets - operating leases	$39,534
Finance lease assets	Property and equipment, net	3,600
Total lease assets		$43,134
Liabilities
Current operating lease liabilities	Other current liabilities	$13,341
Non-current operating lease liabilities	Lease liabilities - operating leases	25,825
Total operating lease liabilities		39,166
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	1,312
Non-current finance lease liabilities	Lease liabilities - finance leases	1,985
Total finance lease liabilities		3,297
Total lease liabilities		$42,463

The components of lease cost recognized within our Condensed Consolidated Statement of Operations were as follows:

		Three Months Ended	Six Months Ended
	Condensed Consolidated Statement of Operations Classification	June 29, 2019	June 29, 2019

Operating lease cost	Operating expense	$1,629	$3,067
Operating lease cost	Selling expense	2,158	4,325
Operating lease cost	General and administrative expense	202	403
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	340	685
Interest expense on lease liabilities	Interest expense	29	63
Other lease cost (1)	Operating expense	1,011	1,730
Other lease cost (1)	Selling expense	270	616
Other lease cost (1)	General and administrative expense	1	3
Total lease cost		$5,640	$10,892

(1) Other lease cost includes short-term lease costs and variable lease costs.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

G.	Leases (continued)
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease term as of June 29, 2019.

Operating leases	3.6 years
Finance leases	2.8 years
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of June 29, 2019.

Operating leases	3.93%
Finance leases	3.42%
Supplemental Cash Flow Information Related to Leases

Six Months Ended
June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8,175)
Operating cash flows from finance leases	(63)
Financing cash flows from finance leases	(860)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	47,779
Maturity Analysis of Lease Liabilities

	As of June 29, 2019
	Operating Leases	Finance Leases
Remaining six months of 2019	$7,648	$508
2020	13,242	1,371
2021	9,778	1,206
2022	6,504	272
2023	2,855	82
Thereafter	1,731	—
Total lease payments	41,758	3,439
Less interest	2,592	142
Total	$39,166	$3,297

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

G.	Leases (continued)

December 31, 2018
Operating Leases
2019	$14,023
2020	11,272
2021	7,712
2022	5,129
2023	2,060
Thereafter	1,923
Total lease payments	$42,119

H.	Stock-Based Compensation
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- are included in the results of operations as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Compensation expense, all share-based payment plans	$776	$769	$1,529	$1,793
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)
plan resulted in compensation cost of $536 being recognized for the six months ended June 29, 2019 and $488 for the six months ended June 30, 2018.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $315 for the six months ended June 29, 2019 and $346 for the six months ended June 30, 2018.
Stock-Settled Stock Appreciation Rights-- A SSARs is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested. Effective January 1, 2019, Management and the Compensation Committee replaced the issuance of future SSARs with performance-based restricted stock units ("PRSUs") for certain management employees.
The following table summarizes our SSARs as of June 29, 2019.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2019	380,982	$3.42
Granted	—	—
Forfeited	—	—
Vested	(115,080)	3.31
Unvested, June 29, 2019	265,902	$3.47	1.9 years	$734	$5,611
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $190 for the six months ended June 29, 2019 and $290 for the six months ended June 30, 2018.
Restricted Stock Units--During the six months ended June 29, 2019, the Compensation Committee awarded 29,046 PRSUs to certain management employees and 11,942 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of June 29, 2019.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2019	247,838	$15.68
Granted	40,988	20.45
Forfeited	—	—
Vested	(60,474)	13.55
Unvested, June 29, 2019	228,352	$17.10	2.4 years	$2,078	$4,818
Employee PRSUs	196,930	$16.79	2.5 years	$1,666	$4,155
Nonemployee Director RSUs	31,422	$19.01	2.0 years	$412	$663
Compensation cost for RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on RSUs totaled $488 for the six months ended June 29, 2019 and $669 for the six months ended June 30, 2018.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Six Months Ended
	June 29, 2019	June 30, 2018
Volatility rate	9.9%	10.1%
Risk-free interest rate	2.3%	2.7%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	8.8	9.2

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 29, 2019.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	1,466,264	$13.94
Granted	151,145	21.10
Exercised	(75,139)	10.43
Forfeited	(4,200)	16.06
Outstanding, June 29, 2019	1,538,070	$14.81	5.9 years	$9,674

Exercisable, June 29, 2019	1,039,125	$13.05	4.8 years	$8,365
As of June 29, 2019, there was approximately $1,662 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.3 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, SSARs, RSUs, PRSUs or purchases under the Employee Stock Purchase Plan.

I.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$30	$100	$75	$200
Interest cost on projected benefit obligation	61	179	136	359
Expected return on plan assets	(14)	(57)	(37)	(115)
Settlement loss	1,677	—	1,677	—
Amortization of net actuarial loss	31	182	75	364
Amortization of prior service cost	16	16	32	32
Net pension expense of defined benefit pension plans	$1,801	$420	$1,958	$840

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

I.	Net Periodic Benefit Expense--Defined Benefit Pension Plans (continued)
During April 2019, we entered into an agreement to purchase a guaranteed group annuity contract from a third-party insurance company which unconditionally and irrevocably guarantees the full-payment of all annuity payments to the remaining 231 participants in our Employee Retirement Plan (“ERP”) for which benefits were frozen effective December 31, 2008. The April 2019 agreement transferred all remaining ERP benefit obligations to the third-party insurance company, resulting in a pretax actuarial settlement loss of $1,677.
The components of net periodic benefit expense, other than the service cost component, are included in the line item other income (expense) in the statement of operations.

J.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the six months ended June 29, 2019 was 19.9%. Our annual effective tax rate for the six months ended June 30, 2018 was estimated at 18.2%. Our effective tax rate was 20.4% and 19.9% for the three months ended June 29, 2019 and June 30, 2018, respectively. The change in the effective tax rate from statutory tax rates is primarily due to the impact of favorable discrete items.
As of June 29, 2019, we had unrecognized tax benefits of $1,332, of which $606 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $40. At December 31, 2018, we had unrecognized tax benefits of $1,325, of which $599 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $35. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes. We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company has been audited by the Internal Revenue Service through 2016. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2016. As of June 29, 2019, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

K.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined-benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and six months ended June 29, 2019 and the three and six months ended June 30, 2018:

Three Months Ended June 29, 2019	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 30, 2019	$(5,310)	$829	$(4,481)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$698	$—	$698
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,655)	(1,655)
Tax effect	—	169	169
Net of tax amount	698	(1,486)	(788)
Balance at June 29, 2019	$(4,612)	$(657)	$(5,269)

Three Months Ended June 30, 2018	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(4,137)	$(4,942)	$(9,079)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(747)	$—	$(747)
Amounts reclassified from accumulated other comprehensive income (loss)	—	198	198
Tax effect	—	(51)	(51)
Net of tax amount	(747)	147	(600)
Balance at June 30, 2018	$(4,884)	$(4,795)	$(9,679)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

K.	Accumulated Other Comprehensive Income (Loss) (continued)

Six Months Ended June 29, 2019	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(5,819)	$785	$(5,034)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$1,207	$—	$1,207
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,595)	(1,595)
Tax effect	—	153	153
Net of tax amount	1,207	(1,442)	(235)
Balance at June 29, 2019	$(4,612)	$(657)	$(5,269)

Six Months Ended June 30, 2018	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(3,305)	$(5,088)	$(8,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(1,579)	$—	$(1,579)
Amounts reclassified from accumulated other comprehensive income (loss)	—	396	396
Tax effect	—	(103)	(103)
Net of tax amount	(1,579)	293	(1,286)
Balance at June 30, 2018	$(4,884)	$(4,795)	$(9,679)
The change in defined benefit pension plans of $(1,655) and $(1,595) for the three and six months ended June 29, 2019 and $198 and $396 for the three and six months ended June 30, 2018 is included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
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

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income available to common shareholders:
Net income	$19,747	$21,714	$19,254	$15,087

Weighted-average shares:
Basic:
Outstanding	22,764	22,926	22,837	24,077
Partially-paid share subscriptions	151	195	302	362
Basic weighted-average shares	22,915	23,121	23,139	24,439

Diluted:
Basic from above	22,915	23,121	23,139	24,439
Incremental shares from assumed:
Exercise of stock subscription purchase rights	88	140	104	143
Exercise of stock options and awards	1,048	1,046	937	979
Diluted weighted-average shares	24,051	24,307	24,180	25,561

Net income per share:
Basic	$.86	$.94	$.83	$.62

Diluted	$.82	$.89	$.80	$.59

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

L.	Per Share Amounts and Common and Redeemable Shares Outstanding (continued)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended June 29, 2019 follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2019	17,238,497	5,642,155	22,880,652
Shares purchased	(433,296)	(569,267)	(1,002,563)
Shares sold	235,591	223,675	459,266
Stock subscription offering -- cash purchases	270,607	—	270,607
Options and awards exercised	191,532	—	191,532
Shares outstanding at June 29, 2019	17,502,931	5,296,563	22,799,494
On June 29, 2019, we had 22,799,494 common and redeemable shares outstanding, employee options exercisable to purchase 1,039,125 common shares and partially-paid subscriptions for 603,832 common shares.
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
June 29, 2019
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

M.	Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended June 29, 2019
Revenues	$151,192	$149,970	$272	$—		$301,434
Income (loss) from operations	9,995	26,598	(5,401)	(910)	(a)	30,282
Interest expense				(2,428)		(2,428)
Interest income				93		93
Other income (expense), net				(3,153)		(3,153)
Income before income taxes						$24,794
Segment assets, total	$235,687	$233,220	$—	$101,242	(b)	$570,149

Three Months Ended June 30, 2018
Revenues	$128,496	$141,465	$688	$—		$270,649
Income (loss) from operations	6,265	26,834	(2,764)	(535)	(a)	29,800
Interest expense				(1,754)		(1,754)
Interest income				101		101
Other income (expense), net				(1,052)		(1,052)
Income before income taxes						$27,095
Segment assets, total	$197,287	$222,638	$—	$73,329	(b)	$493,254

Six Months Ended June 29, 2019
Revenues	$291,661	$257,365	$297	$—		$549,323
Income (loss) from operations	15,875	27,105	(8,369)	(1,363)	(a)	33,248
Interest expense				(4,579)		(4,579)
Interest income				176		176
Other income (expense), net				(4,808)		(4,808)
Income before income taxes						$24,037
Segment assets, total	$235,687	$233,220	$—	$101,242	(b)	$570,149

Six Months Ended June 30, 2018
Revenues	$247,183	$230,810	$1,307	$—		$479,300
Income (loss) from operations	8,079	23,729	(6,556)	(1,118)	(a)	24,134
Interest expense				(3,155)		(3,155)
Interest income				179		179
Other income (expense), net				(2,714)		(2,714)
Income before income taxes						$18,444
Segment assets, total	$197,287	$222,638	$—	$73,329	(b)	$493,254

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and six months ended June 29, 2019 and June 30, 2018 by major sources:

Three Months Ended June 29, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$112,823	$86,450	$7	$199,280
Grounds maintenance	—	45,657	—	45,657
Storm damage services	152	988	—	1,140
Consulting and other	38,217	16,875	265	55,357
Total revenues	$151,192	$149,970	$272	$301,434
Geography:
United States	$140,701	$139,437	$272	$280,410
Canada	10,491	10,533	—	21,024
Total revenues	$151,192	$149,970	$272	$301,434

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

N.	Revenue Recognition (continued)

Three Months Ended June 30, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$97,118	$86,540	$(26)	$183,632
Grounds maintenance	—	37,786	—	37,786
Storm damage services	621	911	—	1,532
Consulting and other	30,757	16,228	714	47,699
Total revenues	$128,496	$141,465	$688	$270,649
Geography:
United States	$118,661	$129,905	$688	$249,254
Canada	9,835	11,560	—	21,395
Total revenues	$128,496	$141,465	$688	$270,649

Six Months Ended June 29, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$216,209	$146,877	$(4)	$363,082
Grounds maintenance	—	73,599	—	73,599
Storm damage services	1,224	2,613	—	3,837
Consulting and other	74,228	34,276	301	108,805
Total revenues	$291,661	$257,365	$297	$549,323
Geography:
United States	$270,583	$240,436	$297	$511,316
Canada	21,078	16,929	—	38,007
Total revenues	$291,661	$257,365	$297	$549,323

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

N.	Revenue Recognition (continued)

Six Months Ended June 30, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$183,435	$142,937	$(12)	$326,360
Grounds maintenance	—	60,588	—	60,588
Storm damage services	3,834	1,810	—	5,644
Consulting and other	59,914	25,475	1,319	86,708
Total revenues	$247,183	$230,810	$1,307	$479,300
Geography:
United States	$229,114	$212,383	$1,307	$442,804
Canada	18,069	18,427	—	36,496
Total revenues	$247,183	$230,810	$1,307	$479,300
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company has recognized $594 and $1,674 of revenue for the three and six months ended June 29, 2019 that was included in the contract liability balance at December 31, 2018 and $654 and $1,222 of revenue for the three and six months ended June 30, 2018 that was included in the contract liability balance at December 31, 2017. Net contract liabilities consisted of the following:

	June 29, 2019	December 31, 2018
Contract liabilities - current	$4,440	$2,907
Contract liabilities - noncurrent	2,617	2,287
Net contract liabilities	$7,057	$5,194

O.	Fair Value Measurements and Financial Instruments
FASB ASC 820, “Fair Value Measurements and Disclosures" (“Topic 820”) defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.
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
June 29, 2019
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
Our assets and liabilities measured at fair value on a recurring basis at June 29, 2019 were as follows:

		Fair Value Measurements at June 29, 2019 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at June 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$12,552	$12,552	$—	$—
Defined benefit pension plan assets	24	—	24	—

Liabilities:
Deferred compensation	$2,563	$—	$2,563	$—
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2018 were as follows:

		Fair Value Measurements at December 31, 2018 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,379	$15,379	$—	$—
Defined benefit pension plan assets	3,758	—	3,758	—

Liabilities:
Deferred compensation	$2,459	$—	$2,459	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	June 29, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$79,500	$79,500	$93,500	$93,500
Senior unsecured notes, noncurrent	81,000	84,616	56,000	56,002
Term loans, noncurrent	6,387	6,744	6,662	6,868
Total	$166,887	$170,860	$156,162	$156,370
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

P.	Commitments and Contingencies (continued)
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
PG&E Bankruptcy Filing
On January 29, 2019, Pacific Gas & Electric Company, and its parent company PG&E Corporation, our largest utility customer, filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. PG&E accounted for approximately 12% of revenues during 2018, and 11% in 2017. As a utility company, PG&E serves residential and industrial customers in California and has an ongoing obligation to continue to serve its customers, and we continue to perform under our contracts with PG&E post-petition. As of the date of the bankruptcy filing, we had pre-petition accounts receivable of approximately $15,000 which we believe to be collectible. While uncertainty exists as to the outcome of the bankruptcy proceedings, we do not anticipate PG&E's bankruptcy to have a material impact on our future cash flows and results of operations.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2019
(Amounts in thousands, except share data)

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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $4,187 and $6,288 as of June 29, 2019 and December 31, 2018, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $115,515 and $112,761 as of June 29, 2019 and December 31, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $119,702 and $119,049 as of June 29, 2019 and December 31, 2018, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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

Index

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

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	Percentage Change	June 29, 2019	June 30, 2018	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	62.3	62.0	.3	64.4	65.2	(.8)
Selling	16.8	16.4	.4	17.6	17.5	.1
General and administrative	6.2	6.4	(.2)	6.9	7.3	(.4)
Depreciation and amortization	4.8	5.1	(.3)	5.2	5.7	(.5)
Gain on sale of assets, net	(.1)	(.9)	.8	(.2)	(.7)	.5

Income from operations	10.0	11.0	(1.0)	6.1	5.0	1.1

Other income (expense):
Interest expense	(.8)	(.6)	(.2)	(.8)	(.7)	(.1)
Interest income	—	—	—	—	—	—
Other, net	(1.0)	(.4)	(.6)	(1.0)	(.5)	(.5)

Income before income taxes	8.2	10.0	(1.8)	4.3	3.8	.5

Income taxes	1.7	2.0	(.3)	.9	.7	.2

Net income	6.6%	8.0%	(1.4)%	3.5%	3.1%	.4%

Index

Second Quarter—Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018

Our results of operations for the three months ended June 29, 2019 compared to the three months ended June 30, 2018 follows:

	Three Months Ended
	June 29, 2019	June 30, 2018	Change	Percentage Change
Revenues	$301,434	$270,649	$30,785	11.4%

Costs and expenses:
Operating	187,778	167,682	20,096	12.0
Selling	50,629	44,317	6,312	14.2
General and administrative	18,671	17,358	1,313	7.6
Depreciation and amortization	14,590	13,938	652	4.7
Gain on sale of assets, net	(516)	(2,446)	1,930	(78.9)
	271,152	240,849	30,303	12.6

Income from operations	30,282	29,800	482	1.6
Other income (expense):
Interest expense	(2,428)	(1,754)	(674)	38.4
Interest income	93	101	(8)	(7.9)
Other, net	(3,153)	(1,052)	(2,101)	199.7
Income before income taxes	24,794	27,095	(2,301)	(8.5)

Income taxes	5,047	5,381	(334)	(6.2)

Net income	$19,747	$21,714	$(1,967)	(9.1)%

Revenues--Revenues of $301,434 increased $30,785 compared with $270,649 in the second quarter of 2018. Utility Services increased $22,696 or 17.7% compared with the second quarter of 2018. The increase is attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $8,505 or 6.0% from the second quarter of 2018. Increases were primarily in grounds maintenance revenues.
Operating Expenses--Operating expenses of $187,778 increased $20,096 compared with the second quarter of 2018. Utility Services increased $13,280 or 13.8% compared with the second quarter of 2018 but, as a percentage of revenue, decreased to 72.3% from 74.8%. The increase is attributable to additional expenses for labor, fuel, equipment maintenance, and crew meals and lodging expenses, which were partially offset by a decrease in a subcontractor expense. Residential and Commercial Services increased $5,414 or 7.7% compared with the second quarter of 2018 and, as a percentage of revenue, increased to 50.4% from 49.5%. The increase is attributable to additional expenses for labor, equipment maintenance, subcontractor expense and tool and parts expense, which were partially offset by a decrease in materials expense.
Fuel costs of $9,480 increased $780, or 9.0%, from the $8,700 incurred in the second quarter of 2018 and impacted operating expenses within all segments. The $780 increase included usage increases approximating $190 and price increases approximating $590.
Selling Expenses--Selling expenses of $50,629 increased $6,312 compared with the second quarter of 2018 and, as a percentage of revenues, increased to 16.8% from 16.4%. Utility Services increased $4,475 or 33.2% over the second quarter of 2018 and, as a percentage of revenue, increased to 11.9% from 10.5%. The increase is attributable to

Index

increases in field management wages and incentive expense, travel expense and communication expense. Residential and Commercial Services increased $1,777 or 5.6% over the second quarter of 2018 but, as a percentage of revenue, decreased to 22.5% from 22.6%. Increases in field management wages and incentive expense, rent and communications expenses were partially offset by a decrease in office support wages.
General and Administrative Expenses--General and administrative expenses of $18,671 increased $1,313 from $17,358 in the second quarter of 2018. The increases are attributable to salary and incentive expense, travel and living expenses, computer expenses and general insurance expense and were partially offset by a decrease in professional services expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $14,590 increased $652 from $13,938 incurred in the second quarter of 2018, primarily due to increased capital expenditures and purchases of businesses in recent years.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $516 for the second quarter of 2019 decreased $1,930 from the $2,446 gain in the second quarter of 2018. We sold fewer units of equipment and experienced a lower average gain per unit in the second quarter of 2019 as compared with the second quarter of 2018. In the second quarter of 2018, we also sold a parcel of real estate at a gain, while we did not have any real estate sales in the second quarter of 2019.
Interest Expense--Interest expense of $2,428 increased $674 from the $1,754 incurred in the second quarter of 2018. The increase is attributable to higher interest rates and higher average debt levels necessary to fund operations and capital expenditures during the second quarter of 2019, as compared with the second quarter of 2018.
Other, Net--Other, net, of $3,153 increased $2,101 from the $1,052 incurred in the second quarter of 2018 and consisted of nonoperating income and expense, including foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the second quarter of 2019 were $5,047, as compared to $5,381 for the second quarter of 2018. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate as of the second quarter of 2019 was 20.4%, as compared with the second quarter of 2018 of 19.9%.
Net Income--Net income of $19,747 for the second quarter of 2019 was $1,967 less than the $21,714 for the second quarter of 2018.

Index

First Half—Six Months Ended June 29, 2019 Compared to Six Months Ended June 30, 2018
Our results of operations for the six months ended June 29, 2019 compared to the six months ended June 30, 2018 follows:

	Six Months Ended
	June 29, 2019	June 30, 2018	Change	Percentage Change
Revenues	$549,323	$479,300	$70,023	14.6%

Costs and expenses:
Operating	353,794	312,305	41,489	13.3
Selling	96,933	83,974	12,959	15.4
General and administrative	37,715	35,076	2,639	7.5
Depreciation and amortization	28,802	27,059	1,743	6.4
Gain on sale of assets, net	(1,169)	(3,248)	2,079	(64.0)
	516,075	455,166	60,909	13.4

Income from operations	33,248	24,134	9,114	37.8
Other income (expense):
Interest expense	(4,579)	(3,155)	(1,424)	45.1
Interest income	176	179	(3)	(1.7)
Other, net	(4,808)	(2,714)	(2,094)	77.2
Income before income taxes	24,037	18,444	5,593	30.3

Income taxes	4,783	3,357	1,426	42.5

Net income	$19,254	$15,087	$4,167	27.6%
Revenues--Revenues of $549,323 increased $70,023 compared with $479,300 in the first half of 2018. Utility Services increased $44,478 or 18.0% compared with the first half of 2018. The increase is attributable to new accounts, as well as increased work year-over-year and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $26,555 or 11.5% from the first half of 2018. Increases were predominately in tree and plant care, consulting and grounds maintenance.
Operating Expenses--Operating expenses of $353,794 increased $41,489 compared with the first half of 2018 but, as a percentage of revenues, decreased to 64.4% from 65.2%. Utility Services increased $25,316 or 13.5% compared with the first half of 2018 but, as a percentage of revenue, decreased to 73.0% from 75.8%. The increase was attributable to additional labor expense, equipment maintenance expense, fuel expense, and meals and lodging expense, which were partially offset by decreases in subcontractor and materials expenses. Residential and Commercial Services increased $15,982 or 13.1% compared with the first half of 2018 and, as a percentage of revenue, increased to 53.7% from 53.0%. Increases in labor expense, fuel, equipment maintenance expense, subcontractor expense and meals and lodging expense were partially offset by a decrease in materials expense.
Fuel costs of $17,001 increased $1,359, or 8.7%, from the $15,642 incurred in the first half of 2018 and impacted operating expenses within all segments. The $1,359 increase included usage increases approximating $439 and price increases approximating $920.
Selling Expenses--Selling expenses of $96,933 increased $12,959 compared with the first half of 2018 and, as a percentage of revenue, increased to 17.6% from 17.5%. Utility Services increased $9,080 or 34.3% over the first half of 2018 and, as a percentage of revenue, increased to 12.2% from 10.7%. The increase was attributable to

Index

additional field management wages and incentive expense, rent expense, travel expense and communications expense. Residential and Commercial Services experienced an increase of $3,918 or 6.6% over the first half of 2018 but, as a percentage of revenue, decreased to 24.6% from 25.7%. Increases in field management wages and incentive expense, office rent expense, field management travel expense and marketing expense were partially offset by a decrease in office support wages.
General and Administrative Expenses--General and administrative expenses of $37,715 increased $2,639 from $35,076 in the first half of 2018. Increases in salary and incentive expense, computer expense, travel expense, general insurance expense and rent expense were partially offset by a decrease in professional services expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $28,802 increased $1,743 from $27,059 incurred in the first half of 2018. The increase was attributable to higher capital expenditures necessary to support the business and purchases of businesses in recent years.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,169 for the first half of 2019 decreased $2,079 from the $3,248 gain in the first half of 2018. We sold more individual units of equipment during the first half of 2019 as compared with the first half of 2018, but experienced a lower average gain per unit. In 2018, we also sold a parcel of real estate at a gain, while we did not have any real estate sales in the first half of 2019.
Interest Expense--Interest expense of $4,579 increased $1,424 from the $3,155 incurred in the first half of 2018. The increase is attributable to higher interest rates and higher average debt levels during the first six months of 2019, as compared with the first six months of 2018.
Other, Net--Other, net, of $4,808 increased $2,094 from the $2,714 incurred in the first half of 2018 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first half of 2019 were $4,783, as compared to $3,357 for the first half of 2018. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first half of 2019 is 19.9%. Our effective tax rate for the first half of 2018 was 18.2%. The change in the effective tax rate from statutory tax rates is primarily due to the impact of favorable discrete items.
Net Income--Net income of $19,254 for the first half of 2019 was $4,167 more than the net income of $15,087 for the first half of 2018.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the six months ended June 29, 2019 and June 30, 2018 follow:

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash provided by (used in):
Operating activities	$44,286	$22,662
Investing activities	(38,817)	(38,614)
Financing activities	(12,187)	15,314
Effect of exchange rate changes on cash	114	—
Decrease in cash	$(6,604)	$(638)

Index

Cash Provided By Operating Activities--Cash provided by operating activities was $44,286 for the first six months of 2019, or $21,624 more than the $22,662 provided in the first six months of 2018. The $21,624 increase in operating cash flow was primarily attributable to a decrease of $9,712 in cash used for accounts payable and accrued expenses and a $6,466 change in other assets and liabilities, partially offset by an increase of $6,362 in cash used by accounts receivable.
Overall, accounts receivable increased $15,960 during the first six months of 2019, as compared to an increase of $9,598 during the first six months of 2018. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2019 increased by four days to 64 days, when compared to 60 days at the end of the first six months of 2018, with the current six months being impacted by the pre-petition receivables of approximately $15,000 from PG&E. DSO excluding PG&E pre-petition receivables would be 60 days at the end of the first six months of 2019.
Accounts payable and accrued expenses decreased $609 in the first six months of 2019, or $9,712 less than the $10,321 decrease in the first six months of 2018. Decreases in trade payables and employee compensation were partially offset by increases in income taxes, advance payments from customers, and taxes other than income. Self-insurance reserves increased $1,690 in the first six months of 2019, which was $276 more than the increase of $1,414 experienced in the first six months of 2018.
Operating assets and liabilities other, net, provided $1,661 of cash for the first six months of 2019 as compared with using $4,805 of cash for the first six months of 2018. The $6,466 net change related primarily to decreases in operating supplies, prepaid expenses, prepaid income taxes and assets invested for self-insurance.
Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2019 was $38,817, or $203 less than the $38,614 used during the first six months of 2018. The decrease was primarily the result of decreases in capital expenditures for equipment of $3,036 partially offset by an increase for purchases of businesses of $486 and a decrease in proceeds from the sales of fixed assets of $2,762.
Cash (Used In) Provided By Financing Activities--Cash used in financing activities of $12,187 increased $27,501 during the first six months of 2019 as compared with $15,314 of cash provided during the first six months of 2018. During the first six months of 2019, our revolving credit facility, net used $14,000 in cash as compared with $39,000 provided during the first six months of 2018. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable provided $12,486, including $25,000 of cash provided by the issuance of 4.00% Senior Notes during the first six months of 2019, an increase of $21,518 when compared to the $9,032 used in the first six months of 2018. The proceeds of the 4.00% Senior Notes were used to pay down the revolving credit facility. Treasury share transactions (purchases and sales) used $8,643 for the first six months of 2019, $4,793 less than the $13,436 used in the first six months of 2018, and included $298 of cash received from our common share subscriptions. Dividends paid of $1,170 during the first six months of 2019 decreased $48 as compared with $1,218 paid in the first six months of 2018.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at the shareholders' request approximated $8,683 and $20,179 during the six months ended June 29, 2019 and June 30, 2018, respectively. Share repurchases, other than redeemable common shares, approximated $12,446 and $6,177 during the six months ended June 29, 2019 and June 30, 2018, respectively.

Index

Contractual Obligations Summary and Commercial Commitments
As of June 29, 2019 and December 31, 2018, total commitments related to issued letters of credit were $72,236, of which $2,788 were issued under the revolving credit facility, $67,438 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2019 through 2023. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At June 29, 2019, we had working capital of $117,978, and short-term lines of credit approximating $3,095 and $167,712 available under our revolving credit facility.
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
During the six months ended June 29, 2019, there have been no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2018.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.	Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2018, includes a detailed discussion of our risk factors.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2019
January 1 to January 26	624	$19.70	—	954,492
January 27 to February 23	1,165	21.10	—	954,492
February 24 to March 30	208,289	21.10	—	954,492
Total First Quarter	210,078	21.10	—

March 31 to April 27	375,434	21.10	—	954,492
April 28 to May 25	180,505	21.10	—	954,492
May 26 to June 29	236,546	21.10	41,448	913,044
Total Second Quarter	792,485	21.10	41,448

Total Year-to-Date	1,002,563	$21.10	41,448
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

Index

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 200,000 common shares, which authorization was increased by an additional 1,000,000 common shares in May 2018. Of the 1,200,000 total shares authorized, 913,044 remain available under the program. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

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

10.2
Amendment No. 7 to Receivables Financing Agreement, dated May 21, 2019, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2019).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
Filed Herewith

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	August 6, 2019	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 6, 2019	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)