Form 10-Q
period 2019-09-28
DAVEY TREE EXPERT CO
filed 2019-11-05
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
Kent, OH 44240
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 23,177,264 Common Shares, $1.00 par value, outstanding as of November 1, 2019.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 28, 2019

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 28, 2019	December 31, 2018
Assets
Current assets:
Cash	$13,702	$22,661
Accounts receivable, net	232,245	195,906
Operating supplies	12,030	14,415
Other current assets	30,884	22,086
Total current assets	288,861	255,068
Property and equipment	662,256	639,396
Less accumulated depreciation	461,705	437,111
Total property and equipment, net	200,551	202,285
Right-of-use assets - operating leases	40,189	—
Other assets	21,677	21,769
Intangible assets and goodwill, net	49,920	47,501
Total assets	$601,198	$526,623
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$39,276	$43,958
Accrued expenses	61,220	44,061
Current portion of long-term debt and finance lease liabilities	30,532	23,859
Other current liabilities	41,683	27,434
Total current liabilities	172,711	139,312
Long-term debt	145,564	155,563
Lease liabilities - finance leases	1,787	2,862
Lease liabilities - operating leases	25,878	—
Self-insurance reserve	62,643	56,351
Other noncurrent liabilities	10,487	10,125
Total liabilities	419,070	364,213
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 5,299 and 5,642 shares at redemption value as of September 28, 2019 and December 31, 2018	119,758	119,049
Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,615 and 37,272 shares issued and outstanding before deducting treasury shares and which excludes 5,299 and 5,642 shares subject to redemption as of September 28, 2019 and December 31, 2018	37,623	37,272
Additional paid-in capital	91,448	82,623
Common shares subscribed, unissued	110	6,799
Retained earnings	180,470	157,472
Accumulated other comprehensive loss	(5,636)	(5,034)
	304,015	279,132
Less: Cost of common shares held in treasury; 19,671 shares at September 28, 2019 and 20,033 shares at December 31, 2018	241,631	235,042
Common shares subscription receivable	14	729
Total common shareholders' equity	62,370	43,361
Total liabilities and shareholders' equity	$601,198	$526,623

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues	$307,473	$265,318	$856,796	$744,618

Costs and expenses:
Operating	193,137	171,125	546,931	483,430
Selling	56,921	49,367	153,854	133,341
General and administrative	19,895	16,758	57,610	51,834
Depreciation and amortization	15,319	14,807	44,121	41,866
Gain on sale of assets, net	(582)	(1,324)	(1,751)	(4,572)
Total costs and expenses	284,690	250,733	800,765	705,899

Income from operations	22,783	14,585	56,031	38,719

Other income (expense):
Interest expense	(2,018)	(1,811)	(6,597)	(4,966)
Interest income	94	80	270	259
Other, net	(1,886)	(1,322)	(6,694)	(4,036)

Income before income taxes	18,973	11,532	43,010	29,976

Income taxes	5,539	3,148	10,322	6,505

Net income	$13,434	$8,384	$32,688	$23,471

Net income per share:
Basic	$.59	$.35	$1.43	$.96
Diluted	$.56	$.34	$1.37	$.92

Weighted-average shares outstanding:
Basic	22,793	23,768	22,830	24,443
Diluted	24,002	24,816	23,927	25,543

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$13,434	$8,384	$32,688	$23,471
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(384)	517	823	(1,062)
Amortization of defined benefit pension items:
Net actuarial (gain) loss	5	135	(1,461)	404
Prior service cost	12	11	36	35
Defined benefit pension plan adjustments	17	146	(1,425)	439

Other comprehensive income (loss), net of tax	(367)	663	(602)	(623)

Comprehensive income	$13,067	$9,047	$32,086	$22,848

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at June 29, 2019	$37,617	$91,921	$5,948	$167,611	$(5,269)	$(245,116)	$(431)	$52,281
Net income	—	—	—	13,434	—	—	—	13,434
Change in 401KSOP and ESOP related shares	6	(61)	—	—	—	—	—	(55)
Shares sold to employees	—	193	—	—	—	250	—	443
Options exercised	—	216	—	—	—	283	—	499
Subscription shares	—	(1,413)	(5,838)	—	—	7,258	417	424
Stock-based compensation	—	592	—	—	—	—	—	592
Dividends, $.025 per share	—	—	—	(575)	—	—	—	(575)
Currency translation adjustments	—	—	—	—	(384)	—	—	(384)
Defined benefit pension plans	—	—	—	—	17	—	—	17
Shares purchased	—	—	—	—	—	(4,306)	—	(4,306)
Balances at September 28, 2019	$37,623	$91,448	$110	$180,470	$(5,636)	$(241,631)	$(14)	$62,370

Balances at January 1, 2019	$37,272	$82,623	$6,799	$157,472	$(5,034)	$(235,042)	$(729)	$43,361
Net income	—	—	—	32,688	—	—	—	32,688
Change in 401KSOP and ESOP related shares	351	6,886	—	(7,945)	—	—	—	(708)
Shares sold to employees	—	3,754	—	—	—	5,794	—	9,548
Options exercised	—	(793)	—	—	—	2,572	—	1,779
Subscription shares	—	(1,981)	(6,689)	—	—	10,480	715	2,525
Stock-based compensation	—	959	—	—	—	—	—	959
Dividends, $.075 per share	—	—	—	(1,745)	—	—	—	(1,745)
Currency translation adjustments	—	—	—	—	823	—	—	823
Defined benefit pension plans	—	—	—	—	(1,425)	—	—	(1,425)
Shares purchased	—	—	—	—	—	(25,435)	—	(25,435)
Balances at September 28, 2019	$37,623	$91,448	$110	$180,470	$(5,636)	$(241,631)	$(14)	$62,370

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at June 30, 2018	$36,745	$69,810	$7,131	$153,647	$(9,679)	$(216,065)	$(1,447)	$40,142
Net income	—	—	—	8,384	—	—	—	8,384
Change in 401KSOP and ESOP related shares	11	209	—	—	—	—	—	220
Shares sold to employees	—	131	—	—	—	175	—	306
Options exercised	—	(25)	—	—	—	359	—	334
Subscription shares	—	(40)	(207)	—	—	329	594	676
Stock-based compensation	—	648	—	—	—	—	—	648
Dividends, $.025 per share	—	—	—	(598)	—	—	—	(598)
Currency translation adjustments	—	—	—	—	517	—	—	517
Defined benefit pension plans	—	—	—	—	146	—	—	146
Shares purchased	—	—	—	—	—	(4,958)	—	(4,958)
Balances at September 29, 2018	$36,756	$70,733	$6,924	$161,433	$(9,016)	$(220,160)	$(853)	$45,817

Balances at January 1, 2018	$36,447	$58,554	$7,529	$143,835	$(8,393)	$(198,327)	$(1,775)	$37,870
Net income	—	—	—	23,471	—	—	—	23,471
Change in 401KSOP and ESOP related shares	309	5,607	—	(3,700)	—	—	—	2,216
Shares sold to employees	—	4,575	—	—	—	6,697	—	11,272
Options exercised	—	239	—	—	—	1,561	—	1,800
Subscription shares	—	(20)	(605)	—	—	867	922	1,164
Stock-based compensation	—	1,778	—	—	—	—	—	1,778
Dividends, $.075 per share	—	—	—	(1,818)	—	—	—	(1,818)
Adoption of ASU 2014-09	—	—	—	(355)	—	—	—	(355)
Currency translation adjustments	—	—	—	—	(1,062)	—	—	(1,062)
Defined benefit pension plans	—	—	—	—	439	—	—	439
Shares purchased	—	—	—	—	—	(30,958)	—	(30,958)
Balances at September 29, 2018	$36,756	$70,733	$6,924	$161,433	$(9,016)	$(220,160)	$(853)	$45,817

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Operating activities
Net income	$32,688	$23,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,121	41,866
Other	(1,106)	(834)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(35,956)	(24,370)
Accounts payable and accrued expenses	18,691	1,276
Self-insurance reserve	5,952	5,391
Prepaid expenses	(10,388)	(9,020)
Other, net	3,212	(12,983)
	24,526	1,326
Net cash provided by operating activities	57,214	24,797
Investing activities
Capital expenditures:
Equipment	(45,148)	(47,689)
Land and building	(1,108)	(591)
Purchases of businesses, net of cash acquired	(3,800)	(8,241)
Proceeds from sales of fixed assets	2,502	5,836
Net cash used in investing activities	(47,554)	(50,685)
Financing activities
Revolving credit facility borrowings	358,000	396,500
Revolving credit facility payments	(386,500)	(404,500)
Purchase of common shares for treasury	(25,435)	(30,958)
Sale of common shares from treasury	13,852	14,235
Dividends paid	(1,745)	(1,818)
Proceeds from notes payable	95,200	72,746
Payments of notes payable	(71,027)	(22,258)
Payments of finance leases	(1,061)	(664)
Net cash (used in) provided by financing activities	(18,716)	23,283
Effect of exchange rate changes on cash	97	—
Decrease in cash	(8,959)	(2,605)
Cash, beginning of period	22,661	13,121
Cash, end of period	$13,702	$10,516
Supplemental cash flow information follows:
Interest paid	$7,355	$5,163
Income taxes paid	2,239	7,898

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended September 28, 2019 is referred to as the third quarter of 2019, and the fiscal quarter ended September 29, 2018 is referred to as the third quarter of 2018.
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
September 28, 2019
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
Accounting Standards Adopted Not Yet Adopted
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326)--In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP for most financial instruments, including trade receivables, with an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the potential impact of the standard on our consolidated financial statements and related disclosures.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the three and nine months ended September 28, 2019 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2019. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	September 28, 2019	December 31, 2018
Accounts receivable	$177,644	$158,556
Receivables under contractual arrangements (1)	57,430	40,671
	235,074	199,227
Less allowances for doubtful accounts	2,829	3,321
Accounts receivable, net	$232,245	$195,906

(1)	Receivables under contractual arrangements consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)
The following items comprise the amounts included in the balance sheets:

Other current assets	September 28, 2019	December 31, 2018
Refundable income taxes	$—	$1,625
Prepaid expense	29,979	19,529
Other	905	932
Total	$30,884	$22,086

Other assets, noncurrent	September 28, 2019	December 31, 2018
Assets invested for self-insurance	$13,302	$15,379
Investment--cost-method affiliate	1,251	1,218
Deferred income taxes	1,519	573
Other	5,605	4,599
Total	$21,677	$21,769

Accrued expenses	September 28, 2019	December 31, 2018
Employee compensation	$25,052	$24,086
Accrued compensated absences	10,327	9,711
Self-insured medical claims	6,611	3,343
Income tax payable	9,183	31
Customer advances, deposits	2,337	1,322
Taxes, other than income	5,059	2,546
Other	2,651	3,022
Total	$61,220	$44,061

Other current liabilities	September 28, 2019	December 31, 2018
Notes payable	$425	$—
Current portion of:
Lease liability-operating leases	14,159	—
Self-insurance reserves	27,099	27,434
Total	$41,683	$27,434

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information (continued)

Other noncurrent liabilities	September 28, 2019	December 31, 2018
Pension and retirement plans	$6,047	$6,138
Other	4,440	3,987
Total	$10,487	$10,125

D.	Business Combinations
Our investments in businesses during the first nine months of 2019 were $5,527, including liabilities assumed of $402 and debt issued, in the form of notes payable to the sellers, of $1,322, and have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the nine months ended September 29, 2018, our investment in businesses was $10,553, including debt issued, in the form of notes payable to the sellers, of $2,312.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	September 28, 2019	December 31, 2018
Detail of acquisitions:
Assets acquired:
Cash	$3	$—
Receivables	41	1,311
Operating supplies	79	23
Prepaid expense	13	89
Equipment	1,120	4,079
Deposits and other	—	7
Intangibles	2,473	4,895
Goodwill	1,798	2,840
Liabilities assumed	(402)	(2,381)
Debt issued for purchases of businesses	(1,322)	(2,402)
Cash paid	$3,803	$8,461

The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended September 28, 2019 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the nine months ended September 28, 2019, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of six years and the non-competition agreements were assigned an average useful life of five years.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

D.	Business Combinations (continued)
Subsequent to September 28, 2019 and through November 5, 2019, we acquired a business for approximately $4,000. The acquired company is in our Residential and Commercial segment. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired were as follows:

	September 28, 2019		December 31, 2018
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$27,141	$19,565	$25,179	$18,251
Employment-related	8,229	7,245	8,133	6,954
Tradenames	7,160	5,698	6,858	5,435

Amortized intangible assets	42,530	$32,508	40,170	$30,640

Less accumulated amortization	32,508		30,640

Identified intangible assets, net	10,022		9,530

Goodwill	39,898		37,971
	$49,920		$47,501

The changes in the carrying amounts of goodwill, by segment, for the nine months ended September 28, 2019 and September 29, 2018 follow:

	Balance at January 1, 2019	Acquisitions	Translation and Other Adjustments	Balance at September 28, 2019
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	33,060	1,798	129	34,987
Total	$37,971	$1,798	$129	$39,898

	Balance at January 1, 2018	Acquisitions	Translation and Other Adjustments	Balance at September 29, 2018
Utility	$3,424	$1,499	$—	$4,923
Residential and Commercial	32,053	1,104	(318)	32,839
Total	$35,477	$2,603	$(318)	$37,762

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net (continued)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of September 28, 2019 is as follows:

Estimated Future Amortization Expense
Year ending December 31, 2019	$648
2020	2,388
2021	1,923
2022	1,692
2023	1,524
Thereafter	1,847
$10,022

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	September 28, 2019	December 31, 2018
Revolving credit facility:
Swing-line borrowings	$10,000	$2,500
LIBOR borrowings	55,000	91,000
	65,000	93,500
Senior unsecured notes:
5.09% Senior unsecured notes	6,000	12,000
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	—
	81,000	62,000
Term loans	29,254	23,176
	175,254	178,676
Less debt issuance costs	467	599
Less current portion	29,223	22,514
	$145,564	$155,563

Revolving Credit Facility --As of September 28, 2019, we had a $250,000 revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)
as described in the credit agreement. As of September 28, 2019, we had unused commitments under the facility approximating $182,087, with $67,913 committed, consisting of borrowings of $65,000 and issued letters of credit of $2,913.
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
September 28, 2019
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at September 28, 2019 were as follows: 2019--$6,460; 2020--$22,871; 2021--$5,558; 2022--$65,328; 2023--$37; and thereafter $75,000.
Accounts Receivable Securitization Facility--In May 2019, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to May 19, 2020.
The AR Securitization program has a limit of $100,000, of which $76,732 and $67,438 were issued for letters of credit ("LCs") as of September 28, 2019 and December 31, 2018, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of September 28, 2019--to the bank in exchange for the bank issuing LCs.
Pre-petition receivables from PG&E Corporation and its regulated utility subsidiary, Pacific Gas and Electric Company (collectively, "PG&E"), which filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, while remaining in the securitized pool, are considered ineligible and are excluded from performance ratios and reserves.
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
Total Commitments Related to Issued Letters of Credit--As of September 28, 2019, total commitments related to issued LCs were $81,655, of which $2,913 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit. As of December 31, 2018,

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit (continued)
total commitments related to issued LCs were $72,565, of which $3,123 were issued under the revolving credit facility, $67,438 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit.
As of September 28, 2019, we are in compliance with all debt covenants.

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

	Condensed Consolidated Balance Sheet Classification	September 28, 2019
Assets
Operating lease assets	Right-of-use assets - operating leases	$40,189
Finance lease assets	Property and equipment, net	3,260
Total lease assets		$43,449
Liabilities
Current operating lease liabilities	Other current liabilities	$14,159
Non-current operating lease liabilities	Lease liabilities - operating leases	25,878
Total operating lease liabilities		40,037
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	1,309
Non-current finance lease liabilities	Lease liabilities - finance leases	1,787
Total finance lease liabilities		3,096
Total lease liabilities		$43,133

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

G.	Leases (continued)
The components of lease cost recognized within our Condensed Consolidated Statement of Operations were as follows:

		Three Months Ended	Nine Months Ended
	Condensed Consolidated Statement of Operations Classification	September 28, 2019	September 28, 2019

Operating lease cost	Operating expense	$1,845	$4,912
Operating lease cost	Selling expense	2,188	6,513
Operating lease cost	General and administrative expense	214	617
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	339	1,024
Interest expense on lease liabilities	Interest expense	28	91
Other lease cost (1)	Operating expense	855	2,585
Other lease cost (1)	Selling expense	195	811
Other lease cost (1)	General and administrative expense	12	15
Total lease cost		$5,676	$16,568

(1) Other lease cost includes short-term lease costs and variable lease costs.

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease term as of September 28, 2019.

Operating leases	3.5 years
Finance leases	2.5 years

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of September 28, 2019.

Operating leases	3.82%
Finance leases	3.36%

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

G.	Leases (continued)
Supplemental Cash Flow Information Related to Leases

Nine Months Ended
September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(12,524)
Operating cash flows from finance leases	(91)
Financing cash flows from finance leases	(1,061)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	52,889

Maturity Analysis of Lease Liabilities

	As of September 28, 2019
	Operating Leases	Finance Leases
Remaining three months of 2019	$4,126	$280
2020	14,679	1,371
2021	10,958	1,206
2022	7,398	272
2023	3,410	82
Thereafter	2,468	—
Total lease payments	43,039	3,211
Less interest	3,002	115
Total	$40,037	$3,096

December 31, 2018
Operating Leases
2019	$14,023
2020	11,272
2021	7,712
2022	5,129
2023	2,060
Thereafter	1,923
Total lease payments	$42,119

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- are included in the results of operations as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Compensation expense, all share-based payment plans	$655	$785	$2,184	$2,578

Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $866 being recognized for the nine months ended September 28, 2019 and $765 for the nine months ended September 29, 2018.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $444 for the nine months ended September 28, 2019 and $506 for the nine months ended September 29, 2018.
Stock-Settled Stock Appreciation Rights-- A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested. Effective January 1, 2019, management and the Compensation Committee replaced the issuance of future SSARs with performance-based restricted stock units ("PRSUs") for certain management employees.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)
The following table summarizes our SSARs as of September 28, 2019.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2019	380,982	$3.42
Granted	—	—
Forfeited	(3,197)	3.43
Vested	(115,080)	3.31
Unvested, September 28, 2019	262,705	$3.47	1.7 years	$631	$5,937

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $269 for the nine months ended September 28, 2019 and $406 for the nine months ended September 29, 2018.
Restricted Stock Units--During the nine months ended September 28, 2019, the Compensation Committee awarded 29,046 PRSUs to certain management employees and 11,942 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of September 28, 2019.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2019	247,838	$15.68
Granted	40,988	20.45
Forfeited	(4,093)	16.39
Vested	(60,474)	13.55
Unvested, September 28, 2019	224,259	$17.11	2.1 years	$1,839	$5,068
Employee PRSUs	192,837	$16.80	2.3 years	$1,474	$4,358
Nonemployee Director RSUs	31,422	$19.01	1.7 years	$365	$710

Compensation cost for RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. Compensation expense on RSUs totaled $605 for the nine months ended September 28, 2019 and $901 for the nine months ended September 29, 2018.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

H.	Stock-Based Compensation (continued)
binomial model also incorporates exercise assumptions based on an analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumption.

	Nine Months Ended
	September 28, 2019	September 29, 2018
Volatility rate	9.9%	10.1%
Risk-free interest rate	2.3%	2.7%
Expected dividend yield	.7%	.7%
Expected life of awards (years)	8.8	9.2

General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 28, 2019.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	1,466,264	$13.94
Granted	151,145	21.10
Exercised	(91,739)	10.48
Forfeited	(20,160)	17.67
Outstanding, September 28, 2019	1,505,510	$14.82	5.7 years	$11,713

Exercisable, September 28, 2019	1,015,025	$13.08	4.5 years	$9,667

As of September 28, 2019, there was approximately $1,484 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.7 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, SSARs, RSUs, PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

I.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$—	$100	$75	$300
Interest cost on projected benefit obligation	31	180	167	539
Expected return on plan assets	—	(58)	(37)	(173)
Settlement loss	—	—	1,677	—
Amortization of net actuarial loss	6	181	81	545
Amortization of prior service cost	16	16	48	48
Net pension expense of defined benefit pension plans	$53	$419	$2,011	$1,259

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
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the nine months ended September 28, 2019 was 24.0%. Our annual effective tax rate for the nine months ended September 29, 2018 was estimated at 21.7%. Our effective tax rate was 29.2% and 27.3% for the three months ended September 28, 2019 and September 29, 2018, respectively. The change in the effective tax rate from statutory tax rates is primarily due to the impact of state and local taxes which are partially offset by favorable discrete items.
As of September 28, 2019, we had unrecognized tax benefits of $1,323, of which $597 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $40. At December 31, 2018, we had unrecognized tax benefits of $1,325, of which $599 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $35. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

J.	Income Taxes (continued)
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company has been audited by the Internal Revenue Service through 2016. With the exception of U.S. state jurisdictions, the Company is no longer subject to examination by tax authorities for the years through 2016. As of September 28, 2019, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

K.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and nine months ended September 28, 2019 and the three and nine months ended September 29, 2018:

Three Months Ended September 28, 2019	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2019	$(4,612)	$(657)	$(5,269)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(384)	$—	$(384)
Amounts reclassified from accumulated other comprehensive income (loss)	—	22	22
Tax effect	—	(5)	(5)
Net of tax amount	(384)	17	(367)
Balance at September 28, 2019	$(4,996)	$(640)	$(5,636)

Three Months Ended September 29, 2018	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(4,884)	$(4,795)	$(9,679)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$517	$—	$517
Amounts reclassified from accumulated other comprehensive income (loss)	—	197	197
Tax effect	—	(51)	(51)
Net of tax amount	517	146	663
Balance at September 29, 2018	$(4,367)	$(4,649)	$(9,016)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

K.	Accumulated Other Comprehensive Income (Loss) (continued)

Nine Months Ended September 28, 2019	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(5,819)	$785	$(5,034)
Other comprehensive income (loss) before reclassifications
Unrealized gains	$823	$—	$823
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,573)	(1,573)
Tax effect	—	148	148
Net of tax amount	823	(1,425)	(602)
Balance at September 28, 2019	$(4,996)	$(640)	$(5,636)

Nine Months Ended September 29, 2018	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(3,305)	$(5,088)	$(8,393)
Other comprehensive income (loss) before reclassifications
Unrealized losses	$(1,062)	$—	$(1,062)
Amounts reclassified from accumulated other comprehensive income (loss)	—	593	593
Tax effect	—	(154)	(154)
Net of tax amount	(1,062)	439	(623)
Balance at September 29, 2018	$(4,367)	$(4,649)	$(9,016)

The change in defined benefit pension plans of $22 and $(1,573) for the three and nine months ended September 28, 2019 and $197 and $593 for the three and nine months ended September 29, 2018 is included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
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

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Income available to common shareholders:
Net income	$13,434	$8,384	$32,688	$23,471

Weighted-average shares:
Basic:
Outstanding	22,790	23,592	22,822	23,916
Partially-paid share subscriptions	3	176	8	527
Basic weighted-average shares	22,793	23,768	22,830	24,443

Diluted:
Basic from above	22,793	23,768	22,830	24,443
Incremental shares from assumed:
Exercise of stock subscription purchase rights	13	151	73	146
Exercise of stock options and awards	1,196	897	1,024	954
Diluted weighted-average shares	24,002	24,816	23,927	25,543

Net income per share:
Basic	$.59	$.35	$1.43	$.96

Diluted	$.56	$.34	$1.37	$.92

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

L.	Per Share Amounts and Common and Redeemable Shares Outstanding (continued)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended September 28, 2019 follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2019	17,238,497	5,642,155	22,880,652
Shares purchased	(612,397)	(580,444)	(1,192,841)
Shares sold	240,872	237,474	478,346
Stock subscription offering -- cash purchases	861,519	—	861,519
Options and awards exercised	214,685	—	214,685
Shares outstanding at September 28, 2019	17,943,176	5,299,185	23,242,361

On September 28, 2019, we had 23,242,361 common and redeemable shares outstanding, employee options exercisable to purchase 1,015,025 common shares and partially-paid subscriptions for 11,122 common shares.
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
September 28, 2019
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

M.	Operations by Business Segment (continued)
Segment information reconciled to consolidated external reporting information follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended September 28, 2019
Revenues	$160,088	$146,769	$616	$—		$307,473
Income (loss) from operations	10,941	17,667	(3,456)	(2,369)	(a)	22,783
Interest expense				(2,018)		(2,018)
Interest income				94		94
Other income (expense), net				(1,886)		(1,886)
Income before income taxes						$18,973
Segment assets, total	$247,031	$238,692	$—	$115,475	(b)	$601,198

Three Months Ended September 29, 2018
Revenues	$135,768	$130,408	$(858)	$—		$265,318
Income (loss) from operations	6,198	13,360	(3,615)	(1,358)	(a)	14,585
Interest expense				(1,811)		(1,811)
Interest income				80		80
Other income (expense), net				(1,322)		(1,322)
Income before income taxes						$11,532
Segment assets, total	$222,194	$214,374	$—	$85,087	(b)	$521,655

Nine Months Ended September 28, 2019
Revenues	$451,749	$404,134	$913	$—		$856,796
Income (loss) from operations	26,816	44,772	(11,825)	(3,732)	(a)	56,031
Interest expense				(6,597)		(6,597)
Interest income				270		270
Other income (expense), net				(6,694)		(6,694)
Income before income taxes						$43,010
Segment assets, total	$247,031	$238,692	$—	$115,475	(b)	$601,198

Nine Months Ended September 29, 2018
Revenues	$382,951	$361,218	$449	$—		$744,618
Income (loss) from operations	14,277	37,089	(10,171)	(2,476)	(a)	38,719
Interest expense				(4,966)		(4,966)
Interest income				259		259
Other income (expense), net				(4,036)		(4,036)
Income before income taxes						$29,976
Segment assets, total	$222,194	$214,374	$—	$85,087	(b)	$521,655

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and nine months ended September 28, 2019 and September 29, 2018 by major sources:

Three Months Ended September 28, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$119,449	$85,112	$(86)	$204,475
Grounds maintenance	—	40,721	—	40,721
Storm damage services	1,709	1,550	—	3,259
Consulting and other	38,930	19,386	702	59,018
Total revenues	$160,088	$146,769	$616	$307,473
Geography:
United States	$150,118	$135,868	$616	$286,602
Canada	9,970	10,901	—	20,871
Total revenues	$160,088	$146,769	$616	$307,473

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

N.	Revenue Recognition (continued)

Three Months Ended September 29, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$99,766	$79,709	$(1,542)	$177,933
Grounds maintenance	—	26,024	—	26,024
Storm damage services	1,894	1,082	—	2,976
Consulting and other	34,108	23,593	684	58,385
Total revenues	$135,768	$130,408	$(858)	$265,318
Geography:
United States	$125,302	$120,105	$(858)	$244,549
Canada	10,466	10,303	—	20,769
Total revenues	$135,768	$130,408	$(858)	$265,318

Nine Months Ended September 28, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$335,658	$231,988	$(90)	$567,556
Grounds maintenance	—	114,320	—	114,320
Storm damage services	2,933	4,163	—	7,096
Consulting and other	113,158	53,663	1,003	167,824
Total revenues	$451,749	$404,134	$913	$856,796
Geography:
United States	$420,701	$376,304	$913	$797,918
Canada	31,048	27,830	—	58,878
Total revenues	$451,749	$404,134	$913	$856,796

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

N.	Revenue Recognition (continued)

Nine Months Ended September 29, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$283,200	$222,646	$(1,553)	$504,293
Grounds maintenance	—	86,612	—	86,612
Storm damage services	5,729	2,892	—	8,621
Consulting and other	94,022	49,068	2,002	145,092
Total revenues	$382,951	$361,218	$449	$744,618
Geography:
United States	$354,416	$332,488	$449	$687,353
Canada	28,535	28,730	—	57,265
Total revenues	$382,951	$361,218	$449	$744,618

Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company has recognized $119 and $1,925 of revenue for the three and nine months ended September 28, 2019 that was included in the contract liability balance at December 31, 2018 and $149 and $1,371 of revenue for the three and nine months ended September 29, 2018 that was included in the contract liability balance at December 31, 2017. Net contract liabilities consisted of the following:

	September 28, 2019	December 31, 2018
Contract liabilities - current	$3,454	$2,907
Contract liabilities - noncurrent	2,621	2,287
Net contract liabilities	$6,075	$5,194

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
September 28, 2019
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
Our assets and liabilities measured at fair value on a recurring basis at September 28, 2019 were as follows:

		Fair Value Measurements at September 28, 2019 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 28, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$13,302	$13,302	$—	$—
Defined benefit pension plan assets	13	—	13	—

Liabilities:
Deferred compensation	$2,605	$—	$2,605	$—

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2018 were as follows:

		Fair Value Measurements at December 31, 2018 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,379	$15,379	$—	$—
Defined benefit pension plan assets	3,758	—	3,758	—

Liabilities:
Deferred compensation	$2,459	$—	$2,459	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	September 28, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$65,000	$65,000	$93,500	$93,500
Senior unsecured notes, noncurrent	75,000	81,278	56,000	56,002
Term loans, noncurrent	6,031	6,425	6,662	6,868
Total	$146,031	$152,703	$156,162	$156,370

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
September 28, 2019
(Amounts in thousands, except share data)

P.	Commitments and Contingencies (continued)
and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017. The case was mediated unsuccessfully in December 2018 and was set for trial on January 22, 2019.
In July 2018, a related survival action was filed by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three Racketeer Influenced and Corrupt Organizations ("RICO") claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division, on August 2, 2018 (“Federal Court”). The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed. The motions are pending.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

P.	Commitments and Contingencies (continued)
Northern California Wildfires
On October 7, 2019 and October 8, 2019, four lawsuits were filed against multiple vegetation management contractors to Pacific Gas and Electric Company (“PG&E”), including Davey Tree, for damages resulting from the Northern California wildfires. The filing dates - exactly two years after the start of the fires - suggest that these lawsuits are intended to preserve any claims that might otherwise have become barred by the applicable statute of limitations. Davey Tree has not been served with these complaints at this time. Further, it is unclear at this time whether plaintiffs intend to prosecute these claims separately from the PG&E bankruptcy or not.

In addition, an action had been brought against Davey Tree in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company. On October 8, 2019, the court issued an order staying that action. The court deferred ruling on Davey’s demurrer and motion to dismiss the complaint based on the absence of PG&E as an indispensable party. The court instead stayed any activity in the case pending a status conference to be held on July 14, 2020, which is after the June 30, 2020 statutory deadline set for PG&E’s bankruptcy case to be resolved in order for PG&E to be eligible to participate in the Wildfire Fund established under Assembly Bill 1054.

In all cases, the Company has denied all liability and will vigorously defend the actions.

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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $3,992 and $6,288 as of September 28, 2019 and December 31, 2018, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $115,766 and $112,761 as of September 28, 2019

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2019
(Amounts in thousands, except share data)

Q.	The Davey 401KSOP and Employee Stock Ownership Plan (continued)
and December 31, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $119,758 and $119,049 as of September 28, 2019 and December 31, 2018, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Our Business--Our operating results are reported in two segments: Residential and Commercial, and Utility. Residential and Commercial provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and natural resource management and consulting, forestry research and development, and environmental planning. Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines and rights-of-way and chemical brush control, natural resource management and consulting, forestry research and development, and environmental planning. All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in "All Other."

Index

RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended			Nine Months Ended
	September 28, 2019	September 29, 2018	Percentage Change	September 28, 2019	September 29, 2018	Percentage Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	62.8	64.5	(1.7)	63.8	64.9	(1.1)
Selling	18.5	18.6	(.1)	18.0	17.9	.1
General and administrative	6.5	6.3	.2	6.7	7.0	(.3)
Depreciation and amortization	5.0	5.6	(.6)	5.2	5.6	(.4)
Gain on sale of assets, net	(.2)	(.5)	.3	(.2)	(.6)	.4

Income from operations	7.4	5.5	1.9	6.5	5.2	1.3

Other income (expense):
Interest expense	(.7)	(.7)	—	(.7)	(.7)	—
Interest income	—	—	—	—	—	—
Other, net	(.6)	(.5)	(.1)	(.8)	(.5)	(.3)

Income before income taxes	6.1	4.3	1.8	5.0	4.0	1.0

Income taxes	1.8	1.2	.6	1.2	.9	.3

Net income	4.3%	3.1%	1.2%	3.8%	3.1%	.7%

Index

Third Quarter—Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018

Our results of operations for the three months ended September 28, 2019 compared to the three months ended September 29, 2018 follows:

	Three Months Ended
	September 28, 2019	September 29, 2018	Change	Percentage Change
Revenues	$307,473	$265,318	$42,155	15.9%

Costs and expenses:
Operating	193,137	171,125	22,012	12.9
Selling	56,921	49,367	7,554	15.3
General and administrative	19,895	16,758	3,137	18.7
Depreciation and amortization	15,319	14,807	512	3.5
Gain on sale of assets, net	(582)	(1,324)	742	(56.0)
	284,690	250,733	33,957	13.5

Income from operations	22,783	14,585	8,198	56.2
Other income (expense):
Interest expense	(2,018)	(1,811)	(207)	11.4
Interest income	94	80	14	17.5
Other, net	(1,886)	(1,322)	(564)	42.7
Income before income taxes	18,973	11,532	7,441	64.5

Income taxes	5,539	3,148	2,391	76.0

Net income	$13,434	$8,384	$5,050	60.2%

Revenues--Revenues of $307,473 increased $42,155 compared with $265,318 in the third quarter of 2018. Utility Services increased $24,320 or 17.9% compared with the third quarter of 2018. The increase is attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $16,361 or 12.5% from the third quarter of 2018. Increases were primarily in grounds maintenance and tree and plant care revenues.
Operating Expenses--Operating expenses of $193,137 increased $22,012 compared with the third quarter of 2018. Utility Services increased $15,157 or 14.9% compared with the third quarter of 2018 but, as a percentage of revenue, decreased to 73.0% from 74.9%. The increase is attributable to additional expenses for labor, fuel, subcontractor expense, and crew meals and lodging expenses, which were partially offset by a decrease in chemical expense. Residential and Commercial Services increased $6,144 or 8.9% compared with the third quarter of 2018 but, as a percentage of revenue, decreased to 51.2% from 52.8%. The increase is primarily attributable to additional expenses for labor, equipment maintenance, subcontractor expense and materials expense.
Fuel costs of $9,720 increased $350, or 3.7%, from the $9,370 incurred in the third quarter of 2018 and impacted operating expenses within all segments. The $350 increase included usage increases approximating $344 and price increases approximating $6.

Index

Selling Expenses--Selling expenses of $56,921 increased $7,554 compared with the third quarter of 2018 but, as a percentage of revenues, decreased to 18.5% from 18.6%. Utility Services increased $3,625 or 24.7% compared to the third quarter of 2018 and, as a percentage of revenue, increased to 11.4% from 10.8%. The increase is attributable to increases in field management wages and incentive expense and travel expense. Residential and Commercial Services increased $4,043 or 11.3% over the third quarter of 2018 but, as a percentage of revenue, decreased to 27.1% from 27.4%. Increases in field management wages and incentive expense, rent and communication expenses were partially offset by a decrease in office support wages.
General and Administrative Expenses--General and administrative expenses of $19,895 increased $3,137 from $16,758 in the third quarter of 2018. The increases are attributable to salary and incentive expense, travel and living expenses, computer expenses, general insurance expense and a $1,200 settlement of a class action wage and hour lawsuit.
Depreciation and Amortization Expense--Depreciation and amortization expense of $15,319 increased $512 from $14,807 incurred in the third quarter of 2018, primarily due to increased capital expenditures and purchases of businesses in recent years.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $582 for the third quarter of 2019 decreased $742 from the $1,324 gain in the third quarter of 2018. We sold fewer units of equipment but experienced a higher average gain per unit in the third quarter of 2019 as compared with the third quarter of 2018. In the third quarter of 2018, we also sold a parcel of real estate at a gain, while we did not have any real estate sales in the third quarter of 2019.
Interest Expense--Interest expense of $2,018 increased $207 from the $1,811 incurred in the third quarter of 2018. The increase is attributable to higher interest rates and higher average debt levels necessary to fund operations and capital expenditures during the third quarter of 2019, as compared with the third quarter of 2018.
Other, Net--Other expense, net, of $1,886 increased $564 from the $1,322 expense incurred in the third quarter of 2018 and consisted of nonoperating income and expense, including foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the third quarter of 2019 were $5,539, as compared to $3,148 for the third quarter of 2018. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate as of the third quarter of 2019 was 29.2%, as compared with the third quarter of 2018 of 27.3%.
Net Income--Net income of $13,434 for the third quarter of 2019 was $5,050 more than the $8,384 net income for the third quarter of 2018.

Index

First Nine Months—Nine Months Ended September 28, 2019 Compared to Nine Months Ended September 29, 2018
Our results of operations for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 follows:

	Nine Months Ended
	September 28, 2019	September 29, 2018	Change	Percentage Change
Revenues	$856,796	$744,618	$112,178	15.1%

Costs and expenses:
Operating	546,931	483,430	63,501	13.1
Selling	153,854	133,341	20,513	15.4
General and administrative	57,610	51,834	5,776	11.1
Depreciation and amortization	44,121	41,866	2,255	5.4
Gain on sale of assets, net	(1,751)	(4,572)	2,821	(61.7)
	800,765	705,899	94,866	13.4

Income from operations	56,031	38,719	17,312	44.7
Other income (expense):
Interest expense	(6,597)	(4,966)	(1,631)	32.8
Interest income	270	259	11	4.2
Other, net	(6,694)	(4,036)	(2,658)	65.9
Income before income taxes	43,010	29,976	13,034	43.5

Income taxes	10,322	6,505	3,817	58.7

Net income	$32,688	$23,471	$9,217	39.3%
Revenues--Revenues of $856,796 increased $112,178 compared with $744,618 in the first nine months of 2018. Utility Services increased $68,798 or 18.0% compared with the first nine months of 2018. The increase is attributable to new accounts, as well as increased work year-over-year and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $42,916 or 11.9% from the first nine months of 2018. Increases were predominately in tree and plant care, consulting and grounds maintenance.
Operating Expenses--Operating expenses of $546,931 increased $63,501 compared with the first nine months of 2018 but, as a percentage of revenues, decreased to 63.8% from 64.9%. Utility Services increased $40,473 or 14.0% compared with the first nine months of 2018 but, as a percentage of revenue, decreased to 73.0% from 75.5%. The increase was attributable to additional labor expense, equipment maintenance expense, fuel expense, subcontractor expense and meals and lodging expense, which were partially offset by a decrease in materials expense. Residential and Commercial Services increased $22,126 or 11.6% compared with the first nine months of 2018 but, as a percentage of revenue, decreased to 52.7% from 52.9%. The increase was attributable to increases in labor expense, fuel, equipment maintenance expense, subcontractor expense, materials expense, disposal expense and meals and lodging expense.
Fuel costs of $26,721 increased $1,709, or 6.8%, from the $25,012 incurred in the first nine months of 2018 and impacted operating expenses within all segments. The $1,709 increase included usage increases approximating $1,117 and price increases approximating $592.

Index

Selling Expenses--Selling expenses of $153,854 increased $20,513 compared with the first nine months of 2018 and, as a percentage of revenue, increased to 18.0% from 17.9%. Utility Services increased $12,705 or 30.9% over the first nine months of 2018 and, as a percentage of revenue, increased to 11.9% from 10.7%. The increase was attributable to additional field management wages and incentive expense, travel expense and communication expense. Residential and Commercial Services experienced an increase of $7,961 or 8.4% over the first nine months of 2018 but, as a percentage of revenue, decreased to 25.5% from 26.3%. Increases in field management wages and incentive expense, office rent expense, and communication expense were partially offset by a decrease in office support wages.
General and Administrative Expenses--General and administrative expenses of $57,610 increased $5,776 from $51,834 in the first nine months of 2018. Increases in salary and incentive expense, computer expense, travel expense, general insurance expense and a $1,200 settlement of a class action wage and hour lawsuit were partially offset by decreases in professional services and rent expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $44,121 increased $2,255 from $41,866 incurred in the first nine months of 2018. The increase was attributable to higher capital expenditures and purchases of businesses in recent years necessary to support the business.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,751 for the first nine months of 2019 decreased $2,821 from the $4,572 gain in the first nine months of 2018. We sold fewer individual units of equipment during the first nine months of 2019 as compared with the first nine months of 2018 at a lower average gain per unit. In 2018, we also sold two parcels of real estate at gains, while we did not have any real estate sales in the first nine months of 2019.
Interest Expense--Interest expense of $6,597 increased $1,631 from the $4,966 incurred in the first nine months of 2018. The increase is attributable to higher interest rates and higher average debt levels during the first nine months of 2019, as compared with the first nine months of 2018.
Other, Net--Other expense, net, of $6,694 increased $2,658 from the $4,036 expense incurred in the first nine months of 2018 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first nine months of 2019 were $10,322, as compared to $6,505 for the first nine months of 2018. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first nine months of 2019 is 24.0%. Our effective tax rate for the first nine months of 2018 was 21.7%. The change in the effective tax rate from statutory tax rates is primarily due to the impact of favorable discrete items.
Net Income--Net income of $32,688 for the first nine months of 2019 was $9,217 more than the net income of $23,471 for the first nine months of 2018.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions.

Index

Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended September 28, 2019 and September 29, 2018 follow:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash provided by (used in):
Operating activities	$57,214	$24,797
Investing activities	(47,554)	(50,685)
Financing activities	(18,716)	23,283
Effect of exchange rate changes on cash	97	—
Decrease in cash	$(8,959)	$(2,605)
Cash Provided By Operating Activities--Cash provided by operating activities was $57,214 for the first nine months of 2019, or $32,417 more than the $24,797 provided in the first nine months of 2018. The $32,417 increase in operating cash flow was primarily attributable to an increase of $17,415 in accounts payable and accrued expenses and a $16,195 change in other assets and liabilities, partially offset by an increase of $11,586 in accounts receivable.
Overall, accounts receivable increased $35,956 during the first nine months of 2019, as compared to an increase of $24,370 during the first nine months of 2018. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2019 increased by two days to 69 days, when compared to 67 days at the end of the first nine months of 2018, with the current nine months being impacted by the pre-petition receivables of approximately $15,000 from PG&E. DSO excluding PG&E pre-petition receivables would be 65 days at the end of the first nine months of 2019.
Accounts payable and accrued expenses increased $18,691 in the first nine months of 2019, or $17,415 more than the $1,276 increase in the first nine months of 2018. Increases in income taxes payable, advance payments from customers, and trade payables were partially offset by a decrease in accrued employee compensation. Self-insurance reserves increased $5,952 in the first nine months of 2019, which was $561 more than the increase of $5,391 experienced in the first nine months of 2018.
Operating assets and liabilities other, net, provided $3,212 of cash for the first nine months of 2019 as compared with using $12,983 of cash for the first nine months of 2018. The $16,195 net change related primarily to decreases in operating supplies, deposits and pension contributions.
Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2019 was $47,554, or $3,131 less than the $50,685 used during the first nine months of 2018. The decrease was primarily the result of decreases in capital expenditures for equipment of $2,541 and a decrease in purchases of businesses of $4,441, which was partially offset by a decrease in proceeds from the sales of fixed assets of $3,334.
Cash Used In Financing Activities--Cash used in financing activities of $18,716 increased $41,999 during the first nine months of 2019 as compared with $23,283 of cash provided during the first nine months of 2018. During the first nine months of 2019, our revolving credit facility, net used $28,500 in cash as compared with $8,000 used during the first nine months of 2018. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable provided a net $24,173, including $25,000 of cash provided by the issuance of 4.00% Senior Notes during the first nine months of 2019, a decrease of $26,315 when compared to the $50,488 provided in the first nine months of 2018, including $50,000 provided by the issuance of 3.99% Senior Notes during the first nine months of 2018. The proceeds of the 4.00% Senior Notes were used to pay down the revolving credit facility. Treasury share transactions (purchases and sales) used $11,583 for the first nine months of 2019, $5,140 less than the $16,723 used in the first nine months of 2018, and included $715 of cash received from our common share subscriptions. Dividends paid of $1,745 during the first nine months of 2019 decreased $73 as compared with $1,818 paid in the first nine months of 2018.

Index

The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at the shareholders' request approximated $8,761 and $20,353 during the nine months ended September 28, 2019 and September 29, 2018, respectively. Share repurchases, other than redeemable common shares, approximated $16,674 and $10,960 during the nine months ended September 28, 2019 and September 29, 2018, respectively.
Contractual Obligations Summary and Commercial Commitments
As of September 28, 2019, total commitments related to issued letters of credit were $81,655, of which $2,913 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit. As of December 31, 2018, total commitments related to issued LCs were $72,565, of which $3,123 were issued under the revolving credit facility, $67,438 were issued under the AR Securitization program, and $2,004 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2019 through 2023. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At September 28, 2019, we had working capital of $116,150, and short-term lines of credit approximating $6,696 and $182,087 available under our revolving credit facility.
For more information regarding our outstanding debt, see Note F, Long-Term Debt and Commitments Related to Letters of Credit.
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

Index

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
During the nine months ended September 28, 2019, there were no material changes in the market risk previously presented in our annual report on Form 10-K for the year ended December 31, 2018.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index

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
In July 2018, a related survival action was filed by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three RICO claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division, on August 2, 2018 (“Federal Court”). The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed. The motions are pending.
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
Our Annual Report on Form 10-K for the year ended December 31, 2018, includes a detailed discussion of our risk factors. There have been no material changes to the risk factors as previously disclosed.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2019
January 1 to January 26	624	$19.70	—	954,492
January 27 to February 23	1,165	21.10	—	954,492
February 24 to March 30	208,289	21.10	—	954,492
Total First Quarter	210,078	21.10	—

March 31 to April 27	375,434	21.10	—	954,492
April 28 to May 25	180,505	21.10	—	954,492
May 26 to June 29	236,546	21.10	41,448	913,044
Total Second Quarter	792,485	21.10	41,448

June 30 to July 27	1,114	22.60	—	913,044
July 28 to August 24	100,558	22.60	—	913,044
August 25 to September 28	88,606	22.60	—	913,044
Total Third Quarter	190,278	22.60	—

Total Year-to-Date	1,192,841	$21.34	41,448
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	November 5, 2019	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 5, 2019	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)