Form 10-K
period 2019-12-31
DAVEY TREE EXPERT CO
filed 2020-03-09
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 23,181,806 Common Shares outstanding as of March 4, 2020. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 29, 2019 was $463,691,707. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be held on May 19, 2020, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time; our inability to withstand intense competition; the effect of various economic factors that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of regulations initiated as a response to possible changing climate conditions; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of public market for such shares; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of events such as natural disasters, public health epidemics, such as the coronavirus, or pandemics, terrorist attacks or other external events; and our inability to properly verify the employment eligibility of our employees.
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
We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2019, we had revenues of approximately $137 million, or approximately 12% of total revenues, from Pacific Gas & Electric Company ("PG&E"), our largest customer. On January 29, 2019, PG&E filed for Chapter 11 bankruptcy. As a utility company, PG&E serves residential and industrial customers in California and has an ongoing obligation to continue to serve its customers. Therefore, we do not anticipate PG&E's bankruptcy to have a material impact on our future cash flows and results of operations.

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
Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers. We can also be affected to a lesser extent by budget constraints of our Utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility and issue notes to provide the necessary funds for our operations. You can find more information about our bank commitments in “Liquidity and Capital Resources” of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Employees
We employed approximately 9,700 employees at December 31, 2019. However, employment levels fluctuate due to seasonal factors affecting our business. We consider our employee relations to be good.

Domestic and Foreign Operations
We sell our services to customers in the United States and Canada.
We do not consider the risks associated with our business with foreign customers, other than currency exchange risks, to be materially different from those of our domestic customers.
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
Our industry operates in an environment that requires heavy manual labor. We may experience slower growth in the labor force for this type of work than in the past. As a result, we may experience labor shortages or the need to pay more to attract and retain qualified employees. Additionally, changes to the laws and regulations that govern the classification or wages of workers may require us to make changes to our operations and may negatively impact our business, increase our costs and expose us to various liabilities.
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
On January 29, 2019, our largest customer, PG&E, filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Our total outstanding pre-petition receivables from PG&E as of December 31, 2019 was approximately $15 million and we continue to perform work for PG&E under the terms of our contract.
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
We are subject to intense competition.
We believe that each aspect of our business is highly competitive. Principal methods of competition in our operating segments are customer service, marketing, image, performance and reputation. Pricing is not always a critical factor in a customer’s decision with respect to our Residential and Commercial segment; however, pricing is generally the principal method of competition for our Utility segment, although in most instances consideration is given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility segment competes principally with one major national competitor, as well as several smaller regional firms. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. Our competitors may develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business and may have a material adverse effect on our business, financial condition and results of operations. We may also seek acquisitions or other transactions to further enhance our competitive position, and have, in the past, acquired businesses aimed at expanding the geography and scope of our services. Such acquisitions or other transactions involve risks and may present financial or operational challenges and may not provide the benefits intended.
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
In addition, we may incur costs in order to comply with cybersecurity or data privacy regulations in the regions in which we operate. Such regulations may impose additional requirements on us and increase our regulatory and litigation risk.

We may be adversely affected if our reputation is damaged.
We are dependent, in part, upon our reputation of quality, integrity and performance. If our reputation were damaged in some way, it may impact our ability to grow or maintain our business.
Because no public market exists for our common shares, the ability of shareholders to sell their common shares may be limited.
Our common shares are not traded on any national exchange, market system or over-the-counter bulletin board. Because no public market exists for our common shares, the ability of shareholders to sell these shares is limited.
Natural disasters, pandemics, terrorist attacks and other external events could adversely affect our business.
Natural disasters, public health epidemics, such as the coronavirus, or pandemics, terrorist attacks and other adverse external events could materially damage our facilities or disrupt our operations, or damage the facilities or disrupt the operations of our customers or vendors, and may pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time. The occurrence of any such event could adversely affect our business, financial condition and results of operations.
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
We utilize surety bonds and letters of credit on a project-by-project basis and for our self-insurance program. If surety providers were to limit or eliminate our access to bonding, we would need to post other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure sufficient letters of credit on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, our liquidity may be adversely affected.
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
Our ability to offer affordable health care coverage to our employees is a significant expense to the business. Changes in our employees' behavior, cost of health care programs offered by third party providers or any future legislation or regulations that may be implemented at the federal or state level could impact our ability to provide health care coverage. Significant increases in the cost of health care coverage over time could have a material negative impact on our financial position, results of operations and cash flows and may also limit our ability to attract and retain qualified employees.
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
Item 1B.  Unresolved Staff Comments.
There are no unresolved comments from the Staff of the SEC.
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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	30	Owned	308,480	15
Utility	3	Owned	36,307	3
Residential and Commercial, and Utility	4	Owned	43,406	4
We also lease approximately 203 properties in 32 states and five provinces.
None of our owned or leased properties used by our business segments is individually material to our operations.
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
In November 2017, a suit was filed in Savannah, Georgia state court (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc. ("Wolf Tree"), a former Davey employee, two Wolf Tree employees, and a former Wolf Tree employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017. The case was mediated unsuccessfully in December 2018 and was set for trial on January 22, 2019. As discussed below, the case was stayed on December 28, 2018.
In July 2018, a related survival action was filed by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three Racketeer Influenced and Corrupt Organizations Act ("RICO") claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division (“Federal Court”), on August 2, 2018. The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed. The motions are pending.
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
Item 4.  Mine Safety Disclosures.
Not applicable.

Information about our Executive Officers.
Our executive officers and their present positions and ages as of March 1, 2020 follow:

Name	Age	Position	Years with Company	Served as an Executive Officer Since

Patrick M. Covey	56	Chairman, President and Chief Executive Officer	28	2007

Joseph R. Paul, CPA	58	Executive Vice President, Chief Financial Officer and Secretary	14	2005

Christopher J. Bast, CPA, CTP	52	Vice President and Treasurer	6	2013

James E. Doyle	51	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	30	2014

Gregory M. Ina	48	Executive Vice President, The Davey Institute and Employee Development	24	2016

Dan A. Joy	62	Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services	43	2013

Brent R. Repenning	48	Executive Vice President, U.S. Utility and Davey Resource Group	25	2014

Erika J. Schoenberger	40	Vice President, General Counsel and Assistant Secretary	2	2018

Thea R. Sears, CPA	51	Vice President and Controller	26	2010

James F. Stief	65	Executive Vice President, U.S. Residential Operations	41	2010
Mr. Covey was appointed Chairman effective March 6, 2020, Chief Executive Officer effective July 21, 2017 and served as President and Chief Operating Officer since March 4, 2016 and as a Director since May 20, 2014. He previously served as President and Chief Operating Officer, U.S. Operations, having been appointed in April 2014, and as Chief Operating Officer, U.S. Operations, having been appointed in February 2012. Prior to that time, Mr. Covey served as Executive Vice President, having been appointed in January 2007, Vice President and

General Manager of the Davey Resource Group, having been appointed in March 2005, and Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.
Mr. Paul was elected Executive Vice President, Chief Financial Officer and Secretary effective March 4, 2016 and previously served as Chief Financial Officer and Secretary, having been appointed in March 2013. Prior to that time, he served as Vice President and Treasurer, having been appointed in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005.
Mr. Bast was elected Vice President effective September 18, 2017 having previously served as Treasurer since April 2013. Mr. Bast joined Davey Tree in March 2013 and prior to joining us, served in various management positions from 1994 to 2013 at Diebold, Incorporated, a provider of self-service delivery and security systems.
Mr. Doyle was elected Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited (“Davey Tree Limited”), effective May 21, 2014 and previously served as Vice President and General Manager, Davey Tree Limited, having been appointed in February 2012. Prior to that time, he served as Vice President and General Manager, Operations, Davey Tree Limited, having been appointed in May 2011, and Vice President, Operations, Davey Tree Limited, having been appointed in January 2006. Previously, having joined Davey Tree in 1989, Mr. Doyle held various managerial positions, including District Manager and Operations Manager.
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
Mr. Joy was elected Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services, effective August 15, 2014 and previously served as Executive Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2014. Prior to that time, he served as Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2013, and Vice President, Commercial Landscape Services, having been appointed in December 2004. Previously, having joined Davey Tree in 1976, Mr. Joy held various managerial positions, including Operations Manager, District Manager and Assistant District Manager.
Mr. Repenning was elected Executive Vice President, U.S. Utility and Davey Resource Group in July 2017, having previously served as Senior Vice President, Davey Resource Group and Eastern Utility, effective October 2, 2016 and as Vice President and General Manager, Davey Resource Group, having been appointed in June 2010. Prior to that time, he served as Vice President, Davey Resource Group, having been appointed in October 2009. Previously, having joined Davey Tree in 1994, Mr. Repenning held various managerial and operational positions, including Regional Manager, Production Manager and Supervisor.
Ms. Schoenberger was elected Assistant Secretary in September 2018 having joined the Company in August 2018 as Vice President and General Counsel. Prior to joining Davey Tree, Ms. Schoenberger served as General Counsel, Corporate Secretary and Senior Vice President at the Oneida Group, Inc., a global marketer of tabletop and food preparation products from September 2013 until she joined the Company. Prior to that, she was a Partner at Frost Brown Todd, LLC, a national full service law firm.
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
PART II
Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of our common shares is determined by an independent stock valuation firm, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note M). These purchases are added to our treasury stock.
The following table sets forth, for the periods indicated, the high and low common share price (in dollars) and the cash dividends declared per common share (in cents).

	Common Stock Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2019
First quarter ended March 30, 2019	$21.10	$19.70	2.5
Second quarter ended June 29, 2019	21.10	21.10	2.5
Third quarter ended September 28, 2019	22.60	21.10	2.5
Fourth quarter ended December 31, 2019	22.60	22.60	2.5
Fiscal Year 2018
First quarter ended March 31, 2018	19.10	18.30	2.5
Second quarter ended June 30, 2018	19.10	19.10	2.5
Third quarter ended September 29, 2018	19.70	19.10	2.5
Fourth quarter ended December 31, 2018	19.70	19.70	2.5
We presently expect to pay comparable cash dividends in 2020.

Record Holders and Common Shares
On March 4, 2020 we had 4,026 record holders of our common shares.
On March 4, 2020 we had 23,181,806 common shares outstanding and options exercisable to purchase 937,597 common shares.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2019
January 1 to January 26	624	$19.70	—	954,492
January 27 to February 23	1,165	21.10	—	954,492
February 24 to March 30	208,289	21.10	—	954,492
Total First Quarter	210,078	21.10	—

March 31 to April 27	375,434	21.10	—	954,492
April 28 to May 25	180,505	21.10	—	954,492
May 26 to June 29	236,546	21.10	41,448	913,044
Total Second Quarter	792,485	21.10	41,448

June 30 to July 27	1,114	21.10	—	913,044
July 28 to August 24	100,558	22.60	—	913,044
August 25 to September 28	88,606	22.60	—	913,044
Total Third Quarter	190,278	22.59	—

September 29 to October 26	164,933	22.60	—	913,044
October 27 to November 30	182,935	22.60	44,413	868,631
December 1 to December 31	59,886	22.60	2,061	866,570
Total Fourth Quarter	407,754	22.60	46,474

Total Year to Date	1,600,595	$21.66	87,922
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

On May 10, 2017, the Board of Directors of the Company adopted a policy regarding the Company's exercise of the repurchase rights granted to the Company through amendments to the Company's Articles of Incorporation, as approved by shareholders on May 16, 2017.
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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 200,000 common shares, which authorization was increased by an additional 1,000,000 common shares in May 2018. Of the 1,200,000 total shares authorized, 866,570 remain available under the program. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Stock Performance Graph
Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index
The following Performance Graph compares cumulative total shareholder returns (assuming reinvestment of dividends) for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index (the "S&P 500 Index") and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The peer group are all publicly held companies deemed to be engaged in similar lines of business.

	2014	2015	2016	2017	2018	2019
Davey Tree	100	109	118	129	143	165
S&P 500 Index	100	114	138	132	174	180
Peer Group	100	108	152	188	164	191
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

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$1,143,720	$1,024,791	$915,958	$845,678	$821,904
Costs and expenses:
Operating	730,507	665,388	587,333	541,486	528,899
Selling	209,148	184,388	167,934	152,106	144,234
General and administrative	76,738	67,462	59,403	58,293	55,518
Depreciation	57,292	54,914	50,702	47,284	44,677
Amortization of intangible assets	2,545	2,055	2,384	2,306	2,214
Gain on sale of assets, net	(2,055)	(5,106)	(3,989)	(4,664)	(2,026)
Income from operations	69,545	55,690	52,191	48,867	48,388
Interest expense	(8,514)	(7,039)	(4,886)	(4,393)	(3,355)
Interest income	348	350	292	255	249
Other expense	(8,112)	(11,505)	(9,603)	(7,485)	(10,024)
Income before income taxes	53,267	37,496	37,994	37,244	35,258
Income taxes	12,470	9,519	15,874	14,960	13,460
Net income	$40,797	$27,977	$22,120	$22,284	$21,798
Earnings per share--diluted *	$1.70	$1.10	$.83	$.82	$.78
Shares used for computing per share amounts--diluted *	23,978	25,481	26,697	27,247	27,955

Other Financial Data:
Depreciation and amortization	$59,837	$56,969	$53,086	$49,590	$46,891
Capital expenditures	58,355	60,410	57,100	56,646	56,047
Cash flow provided by (used in):
Operating activities	83,353	62,104	56,776	55,370	62,689
Investing activities	(63,322)	(61,377)	(59,518)	(54,808)	(56,046)
Financing activities	(31,824)	9,065	6,410	(7,721)	(7,140)
Cash dividends declared per share *	$.10	$.10	$.10	$.10	$.10

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$115,753	$115,756	$80,468	$59,868	$48,984
Current ratio	1.70	1.83	1.63	1.50	1.44
Property and equipment, net	199,850	202,285	193,183	179,436	166,422
Total assets	596,862	526,623	473,135	423,939	393,586
Long-term debt	145,149	158,425	119,210	92,623	85,104
Other long-term liabilities	99,581	66,476	63,878	60,565	55,464
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	124,555	119,049	123,520	124,201	127,089
Total common shareholders' equity	61,905	43,361	37,870	27,978	14,450
Redeemable common shares *	5,147	5,642	6,467	7,057	7,773
Common shares: *
Issued	37,767	37,272	36,447	35,857	35,141
Less: In treasury	19,737	20,033	18,693	17,991	17,427
Net outstanding	23,177	22,881	24,221	24,923	25,487
Stock options: *
Outstanding	1,428	1,466	1,529	1,599	1,634
Exercisable	938	890	801	751	834
ESOT valuation per share *	$24.20	$21.10	$19.10	$17.60	$16.35
* Years 2015 and 2016 have been adjusted for a two-for-one stock split, effective June 1, 2017.
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in thousands, except share data)
Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:

▪	Overview of 2019 Results;

▪	Results of Operations, including fiscal 2019 compared to fiscal 2018, fiscal 2018 compared to fiscal 2017 and other matters;

▪	Liquidity and Capital Resources, including cash flow summary, off-balance sheet arrangements, and capital resources;

▪	Recent Accounting Guidance;

▪	Critical Accounting Policies and Estimates; and

▪	Market Risk Information, including interest rate risk and foreign currency exchange rate risk.

OVERVIEW OF 2019 RESULTS
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
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019/2018	2018/2017
Revenues	100.0%	100.0%	100.0%	11.6%	11.9%
Costs and expenses:
Operating	63.9	64.9	64.1	9.8	13.3
Selling	18.3	18.0	18.3	13.4	9.8
General and administrative	6.7	6.6	6.5	13.7	13.6
Depreciation	5.0	5.4	5.5	4.3	8.3
Amortization of intangible assets	.2	.2	.3	23.8	(13.8)
Gain on sale of assets, net	(.2)	(.5)	(.4)	(59.8)	28.0
	93.9	94.6	94.3	10.8	12.2
Income from operations	6.1	5.4	5.7	24.9	6.7
Other income (expense):
Interest expense	(.7)	(.7)	(.5)	21.0	44.1
Interest income	—	—	—	—	—
Other	(.7)	(1.1)	(1.1)	(29.5)	19.8
Income before income taxes	4.7	3.6	4.1	42.1	(1.3)
Income taxes	1.1	.9	1.7	31.0	(40.0)
Net income	3.6%	2.7%	2.4%	45.8%	26.5%

Fiscal 2019 Compared to Fiscal 2018
A comparison of our fiscal year 2019 results to 2018 follows:

	Year Ended December 31,
	2019	2018	Change	% Change
Revenues	$1,143,720	$1,024,791	$118,929	11.6%
Costs and expenses:
Operating	730,507	665,388	65,119	9.8
Selling	209,148	184,388	24,760	13.4
General and administrative	76,738	67,462	9,276	13.7
Depreciation	57,292	54,914	2,378	4.3
Amortization of intangible assets	2,545	2,055	490	23.8
Gain on sale of assets, net	(2,055)	(5,106)	(3,051)	(59.8)
	1,074,175	969,101	105,074	10.8
Income from operations	69,545	55,690	13,855	24.9
Other income (expense):
Interest expense	(8,514)	(7,039)	(1,475)	21.0
Interest income	348	350	(2)	(.6)
Other	(8,112)	(11,505)	3,393	(29.5)
Income before income taxes	53,267	37,496	15,771	42.1
Income taxes	12,470	9,519	2,951	31.0
Net income	$40,797	$27,977	$12,820	45.8%

Revenues--Revenues of $1,143,720 increased $118,929 compared with the $1,024,791 reported in 2018. Utility increased $70,072, or 13.0%, from the prior year. The increase is primarily attributable to additional revenues from increased work year-over-year on existing accounts, rate increases and new accounts. Residential and Commercial increased $48,650, or 10.0%, from 2018. Increases, primarily in tree surgery, plant care, grounds maintenance and consulting services, were partially offset by decreases in storm damage services.
Operating Expenses--Operating expenses of $730,507 increased $65,119 from the prior year, but as a percentage of revenues decreased to 63.9% from 64.9%. Utility experienced an increase of $46,696, or 11.8%, from 2018, but as a percentage of revenues decreased to 72.7% from 73.6%. Increases in employee labor and benefits expense, fuel expense, equipment expense, subcontractor expense, disposal expense and crew expenses associated with the increased revenues account for the increase. Residential and Commercial increased $26,109, or 10.2%, compared with 2018 but as a percentage of revenue remained at 52.8%. Increases primarily in employee labor and benefits expense, repair and maintenance expense, materials expense, subcontractor expense, disposal expense and crew expense account for the increase.
Fuel costs increased in 2019 as compared with fuel costs for 2018 and impacted operating expenses within both segments. During 2019, fuel expense of $36,310 increased $1,764, or 5.1%, from the $34,546 incurred in 2018. The $1,764 increase included price increases approximating $239 and usage increases approximating $1,525.
Selling Expenses--Selling expenses of $209,148 increased $24,760 from 2018 and as a percentage of revenues increased to 18.3% from 18.0%. Utility increased $14,154, or 24.6%, from 2018 and as a percentage of revenue increased to 11.8% from 10.7%. Increases primarily in wages and incentive expense, travel expense, communications expense and computer expense account for the increase. Residential and Commercial increased $10,380, or 7.9%, from 2018 but as a percentage of revenue decreased to 26.4% from 26.9%. Increases in field management wages and incentive expense, office rent and communications expense were partially offset by decreases in office support wage expense and sales and marketing expense.
General and Administrative Expenses--General and administrative expenses increased $9,276 to $76,738, an increase of 13.7% from the $67,462 experienced in 2018 and as a percentage of revenues increased to 6.7% from 6.6%. Increases in salary and incentive expense, computer expense, travel expense and employee development expense were partially offset by a reduction in relocation expense and office expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $59,837 increased $2,868 from the prior year but as a percentage of revenues decreased to 5.2% from 5.6%. The increase is primarily attributable to higher capital expenditures for equipment in recent years.
Gain on Sale of Assets--Gain on the sale of assets of $2,055 decreased $3,051 from the $5,106 recognized in 2018. The decrease is the result of the sale of two properties in 2018, while we did not have any real estate sales in 2019. In addition, while we sold a comparable number of vehicles and equipment in 2019 as in 2018, our average gain per unit in 2019 was lower as compared with our average gain in 2018.
Interest Expense--Interest expense of $8,514 increased $1,475 from the $7,039 incurred in 2018. The increase is attributable to higher average debt levels and borrowing rates necessary to fund operations and capital expenditures.
Other, Net--Other, net of $8,112 decreased $3,393 from the $11,505 experienced in 2018. Other, net, consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations. The decrease was primarily attributable to a reduction in pension expense, resulting from the termination of our qualified defined-benefit pension plan, for which future benefits had previously been frozen.
Income Taxes--Income taxes for 2019 were $12,470, an effective tax rate of 23.4%, compared with income taxes for 2018 of $9,519, or an effective tax rate of 25.4%. The decrease of 2.0% in the effective tax rate as compared to 2018 relates primarily to changes in the effect of discrete items, primarily the adjustment of the stranded tax effect of pensions from accumulated other comprehensive income.
Net Income--Net income of $40,797 was $12,820 more than the $27,977 earned in 2018.
Fiscal 2018 Compared to Fiscal 2017
A detailed discussion of the prior year 2018 to 2017 year-over-year changes has been omitted from this Form 10-K and can be found in Part II, Item 7. Management's Discussion and Analysis, in the 2018 Annual Report on Form 10-K filed with the SEC on March 11, 2019; which specific discussion is incorporated herein by reference.
Goodwill—Impairment Tests
Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2019 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2019 that would impact this conclusion.

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
The carrying value of the recorded goodwill for all reporting units totaled approximately $42,285 at December 31, 2019. Based upon the goodwill impairment analysis conducted in the fourth quarter 2019, the determined fair value of the reporting units exceeded their carrying value by more than a significant amount.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2019 and December 31, 2018, are summarized as follows:

	2019	2018
Cash provided by (used in):
Operating activities	$83,353	$62,104
Investing activities	(63,322)	(61,377)
Financing activities	(31,824)	9,065
Effect of exchange rate changes on cash	132	(252)
(Decrease)/increase in cash	$(11,661)	$9,540
Net Cash Provided by Operating Activities--Operating activities in 2019 provided cash of $83,353 as compared to $62,104 provided in 2018. The $21,249 net increase was primarily attributable to (i) a decrease of $6,889 in the change in self-insurance accruals, (ii) a $9,158 change from an increase in accounts payable and accrued expenses to a decrease, and (iii) a decrease of $6,033 in the change in other assets, net, partially offset by (iv) a $5,744 increase in the change in accounts receivable.
Overall, accounts receivable increased $32,573 in 2019 as compared to the increase of $26,829 experienced in 2018. The increase in 2019 was attributable to the timing of payments from utility segment customers including the pre-petition receivables of approximately $15,000 from PG&E. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2019 increased by nine days to 73 days, as compared to 2018. The DSO at December 31, 2018 was 64 days, with the current year being impacted by the PG&E pre-petition receivables. DSO excluding PG&E pre-petition receivables would have been 69 days at the end of 2019. We use DSO to monitor trends in customer payment patterns and collection efforts.

Accounts payable and accrued expenses increased $7,188 in 2019, a $9,158 change from the decrease of $1,970 experienced in 2018. Increases in trade payables, income taxes payable and employee compensation accruals were partially offset by a decrease in medical claims. Accounts payable was impacted by lower payables for equipment and income taxes payable were impacted by the timing of estimated payments.
Self-insurance accruals increased $9,202 in 2019, a change of $6,889 compared to the increase of $16,091 experienced in 2018. The increase occurred within our workers compensation and general liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.
Other assets, net, increased $3,143 in 2019, as compared to the $9,176 increase in 2018. Decreases in pension funding, mitigation credits and refundable income taxes were partially offset by an increase in prepaid expenses and deposits. Prepaid expenses were impacted by increased prepaid insurance premiums and refundable payroll taxes.
Net Cash Used in Investing Activities--Investing activities used $63,322 in cash, $1,945 more than the $61,377 used in 2018. Increases in expenditures for land and buildings were partially offset by decreases in expenditures for equipment and proceeds received from the sale of property and equipment.
Net Cash (Used in) Provided by Financing Activities--Financing activities used $31,824 in cash in 2019, $40,889 more than the $9,065 of cash provided in 2018. Our revolving credit facility used $31,500 as compared with the $6,500 used during 2018. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Proceeds from notes payable totaled $114,140 and payments of notes payable totaled $95,007 during 2019. Purchases of common shares for treasury of $34,647 were partially offset by net cash received of $18,789 from the sale of common shares and cash received on our common share subscriptions. Dividends paid during 2019 totaled $2,317.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note M) such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $12,051 and $30,059 in 2019 and 2018, respectively. Purchases of common shares, other than redeemable common shares, approximated $22,596 and $21,057 in 2019 and 2018, respectively.
Revolving Credit Facility--In October 2017, we amended and restated our revolving credit facility, as further amended in September 2018, as discussed below. The Amended and Restated Credit Agreement provides for a revolving credit facility with a group of banks under which up to an aggregate of $250,000 is available, with a letter of credit sublimit of $100,000 and a swing line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000.
The Amended and Restated Credit Agreement extended the term of the revolving credit facility to October 6, 2022 from November 7, 2018. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Credit Agreement. As of December 31, 2019, we were in compliance with all financial covenants contained in our revolving credit facility.

As of December 31, 2019, we had unused commitments under the facility approximating $185,123, and $64,877 committed, which consisted of borrowings of $62,000 and issued letters of credit of $2,877. Borrowings outstanding bear interest, at our option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
5.09% Senior Unsecured Notes--On July 22, 2010, we issued 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes") in the aggregate principal amount of $30,000 pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between Davey Tree and the purchasers of the 5.09% Senior Notes. The 5.09% Senior Notes are due July 22, 2020.
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
As of December 31, 2019, we are in compliance with all financial covenants contained in our senior notes.
Term loans--Periodically, the company will enter into term loans for the procurement of insurance or to finance acquisitions.
Accounts Receivable Securitization Facility--In May 2019, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to May 19, 2020.
The AR Securitization program has a limit of $100,000, of which $76,732 and $67,438 were issued for letters of credit ("LCs") as of December 31, 2019 and December 31, 2018, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2019--to the bank in exchange for the bank issuing LCs.
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

Contractual Obligations Summary
The following is a summary of our long-term contractual obligations, at December 31, 2019, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2020	2021	2022	2023	2024	Thereafter
Revolving credit facility	$62,000	$—	$—	$62,000	$—	$—	$—
Senior unsecured notes	102,270	9,300	2,995	2,995	2,995	17,995	65,990
Term loans	25,047	18,000	6,115	904	28	—	—
Financing lease obligations	3,261	1,420	1,262	320	120	48	91
Operating lease obligations	42,386	15,863	11,863	8,165	3,739	1,477	1,279
Self-insurance accruals	95,683	31,451	23,057	14,867	8,610	4,595	13,103
Purchase obligations	17,463	17,463	—	—	—	—	—
Other liabilities	12,268	1,238	1,727	1,883	2,143	1,985	2,725
	$360,378	$94,735	$47,019	$91,134	$17,635	$26,100	$83,188
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2019. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2019, have not been included in the summary above. Noncurrent deferred taxes are also not included in the summary.
As of December 31, 2019, total commitments related to issued letters of credit were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR securitization facility, and $2,010 were issued under short-term lines of credit. As of December 31, 2018, total commitments related to issued letters of credit were $72,565, of which $3,123 were issued under the revolving credit facility, $67,438 were issued under the AR securitization facility, and $2,004 were issued under short-term lines of credit.
Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2020 through 2023. We intend to renew the performance bonds where appropriate and as necessary.
Off-Balance Sheet Arrangements
There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Cash of $11,000 as of December 31, 2019 included $8,637 in the U.S. and $2,363 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate any portion of our 2019 Canadian earnings to satisfy our 2020 U.S. based cash flow needs.
Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2019, we had working capital of $115,753, unused short-term lines of credit approximating $9,136, and $185,123 available under our revolving credit facility.
Our sources of capital presently allow us the financial flexibility to meet our capital spending plan and to complete business acquisitions for at least the next twelve months and for the foreseeable future.
RECENT ACCOUNTING GUIDANCE
See Note C - Recent Accounting Guidance for a discussion of our recent accounting guidance.
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
Revenue Recognition--We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Performance obligations are satisfied as our services are provided to customers. See Note S for a detailed description of our revenue recognition policy.
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
Self-Insurance Accruals--We are generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability and general liability claims. We use commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Self-insurance accruals consist of the projected settlement value of reported and unreported claims. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience.

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
Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate and not excessive, the ultimate claims may be in excess of or less than the amounts provided. Changes in claims incurred, claim severity, or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
Stock Valuation--On March 15, 1979, we consummated a plan, which transferred control of the Company to our employees. The Employee Stock Ownership Plan (“ESOP”), in conjunction with the related Employee Stock Ownership Trust ("ESOT"), provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the ESOT. Annual allocations of shares have been made to individual accounts established for the benefit of the participants. Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP.
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the market price, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded ("comparable publicly traded companies"). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The fair valuation of the shares utilizes two valuation approaches, the Market Approach and the Income Approach to derive a basis of value. Some key assumptions used in the stock valuation include growth rate, discount rate, rate of capital expenditures, net worth, earnings and appropriate valuation multiples.
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

The following table provides information, as of December 31, 2019, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2019.

	Expected Maturity Date							Fair Value December 31, 2019
	2020	2021	2022	2023	2024	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$23,272	$5,959	$758	$26	$15,000	$60,000	$105,015	$86,810
Average interest rate	4.0%	4.6%	3.5%	13.0%	2.7%	2.7%
Variable rate	$30	$30	$62,000	$—	$—	$—	$62,060	$62,060
Average interest rate	5.4%	5.5%	3.0%	—%	—%	—%
Interest rates on the variable-rate debt, as of December 31, 2019, ranged from 2.9% to 5.5%.
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
For the year ended December 31, 2019, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.
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
Our internal control over financial reporting includes policies and procedures that: (i) provide for the maintenance of records that, in reasonable detail, accurately and fairly reflect our business transactions; (ii) provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP; and (iii) provide reasonable assurance that the unauthorized acquisition, use, or disposition of our assets will be prevented or detected in a timely manner. We maintain a dynamic system of internal controls and processes--including internal control over financial reporting-designed to ensure reliable financial recordkeeping, transparent financial reporting and protection of physical and intellectual property.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2019, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Patrick M. Covey	/s/ Joseph R. Paul	/s/ Thea R. Sears
Patrick M. Covey Chairman, President and Chief Executive Officer	Joseph R. Paul Executive Vice President, Chief Financial Officer and Secretary	Thea R. Sears Vice President and Controller
Kent, Ohio
March 9, 2020
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Davey Tree Expert Company (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 9, 2020, expressed an unqualified opinion on those financial statements.
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
March 9, 2020

Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Information about our executive officers is included in the section "Information about our Executive Officers,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.
Information about our directors is in the sections "Proposal One-Election of Directors" and "Corporate Governance-Board Independence" of our 2020 Proxy Statement, which is incorporated into this report by reference.
Information about our audit committee and our audit committee financial experts is in the section "Corporate Governance- Audit Committee” of our 2020 Proxy Statement, which is incorporated into this report by reference.
Information required by Item 405 of Regulation S-K is in the section "Ownership of Common Shares-Delinquent Section 16(a) Reports” of our 2020 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Corporate Governance-Shareholder Nominations for Director," which is incorporated into this report by reference.
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
Item 11.  Executive Compensation.
Information about executive and director compensation is in the sections “Compensation Discussion and Analysis,” "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Named Executive Officers," "2019 Director Compensation", and "Corporate Governance-Compensation Committee Interlocks and Insider Participation" of our 2020 Proxy Statement, which are incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about ownership of our common shares by certain persons is in the section "Ownership of Common Shares" of our 2020 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans is in the section “Compensation of Named Executive Officers-Equity Compensation Plan Information” of our 2020 Proxy Statement, which is incorporated into this report by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information about certain transactions between us and our affiliates and certain other persons and the independence of directors is in the sections “Corporate Governance-Board Independence” and "Corporate Governance-Transactions with Related Persons, Promoters and Certain Control Persons" of our 2020 Proxy Statement, which is incorporated into this report by reference.
Item 14.  Principal Accountant Fees and Services.
Information about our principal accountant’s fees and services is in the section “The Independent Registered Public Accounting Firm” of our 2020 Proxy Statement, which is incorporated into this report by reference.
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

4.1	Description of The Davey Tree Expert Company's Registered Securities.	Filed Herewith

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

10.6 *
First Amendment to The Davey Tree Expert Company 401KSOP Match Restoration Plan, dated December 7, 2007 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.7 *
Second Amendment to The Davey Tree Expert Company 401KSOP Match Restoration Plan, effective January 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017).

10.8 *	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

EXHIBIT INDEX
Exhibit No.	Description

10.9 *	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.10 *
The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (January 1, 2014 Restatement) (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.11 *	2014 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014).

10.12	Stock Subscription Agreement for Direct Stock Purchases (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.13 *
Management Incentive Compensation Plan, as last amended as of December 7, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2017).

10.14
Receivables Financing Agreement, dated May 9, 2016, among The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association, and PNC Capital Markets LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.15
Receivables Financing Agreement Amendment No. 1, dated March 27, 2017, by and among The Davey Tree Expert Company, Davey Receivables LLC, and PNC Bank, National Association. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.16
Receivables Financing Agreement Amendment No. 2, dated May 8, 2017, among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2017).

10.17
Receivables Financing Agreement Amendment No. 3, dated May 7, 2018, by and among The Davey Tree Expert Company, Davey Receivables LLC, and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2018).

10.18
Receivables Financing Agreement Amendment No. 4, dated August 23, 2018, by and among The Davey Tree Expert Company, Davey Receivables LLC, and PNC Bank, National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

EXHIBIT INDEX
Exhibit No.	Description

10.19
Receivables Financing Agreement Amendment No. 5, dated January 24, 2019, by and among The Davey Tree Expert Company, Davey Receivables LLC, and PNC Bank, National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.20
Receivables Financing Agreement Amendment No. 6, dated April 23, 2019, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.21
Receivables Financing Agreement Amendment No. 7, dated May 21, 2019, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2019).

10.22
Receivables Purchase Agreement, dated May 9, 2016, among The Davey Tree Expert Company, Davey Tree Surgery Company, and Davey Receivables LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.23
Joinder Agreement, dated May 7, 2018, by and among Davey Receivables LLC, and PNC Bank, National Association, to the Receivables Purchase Agreement, dated May 9, 2016 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2018).

10.24
Master Note Purchase Agreement, dated July 22, 2010, by and among The Davey Tree Expert Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2010).

10.25
Note Purchase and Private Shelf Agreement, dated September 21, 2018, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

10.26 *	Form of 2014 Omnibus Stock Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.27 *
Form of 2014 Omnibus Stock Plan Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

EXHIBIT INDEX
Exhibit No.	Description

21	Subsidiaries of the Registrant.	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

99.1
Policy of Implementation of Certain Company Rights Under Article Sixth of the Amended Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

* Management contracts or compensatory plans or arrangements.
The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2020.

THE DAVEY TREE EXPERT COMPANY

/s/ Patrick M. Covey
Patrick M. Covey Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2020.

/s/ Donald C. Brown	/s/ Catherine M. Kilbane
Donald C. Brown Director	Catherine M. Kilbane Director

/s/ Patrick M. Covey	/s/ Charles D. Stapleton
Patrick M. Covey Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Charles D. Stapleton Director

/s/ Alejandra Evans	/s/ Karl J. Warnke
Alejandra Evans Director	Karl J. Warnke Director

/s/ William J. Ginn	/s/ Joseph R. Paul
William J. Ginn Director	Joseph R. Paul Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Douglas K. Hall	/s/ Thea R. Sears
Douglas K. Hall Director	Thea R. Sears Vice President and Controller (Principal Accounting Officer)

/s/ Sandra W. Harbrecht
Sandra W. Harbrecht Director

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CERTAIN EXHIBITS
FINANCIAL STATEMENTS SCHEDULES
YEAR ENDED DECEMBER 31, 2019
THE DAVEY TREE EXPERT COMPANY
KENT, OHIO

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FORM 10-K - ITEM 15(a)(1) AND (2)
THE DAVEY TREE EXPERT COMPANY
The following consolidated financial statements of The Davey Tree Expert Company are included in Item 8:
Audited Consolidated Financial Statements:			Page
Reports of Independent Registered Public Accounting Firms			F-2
Consolidated Balance Sheets -- December 31, 2019 and 2018			F-4
Consolidated Statements of Operations -- Years ended December 31, 2019, 2018 and 2017			F-5
Consolidated Statements of Comprehensive Income -- Years ended December 31, 2019, 2018 and 2017			F-5
Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2019, 2018 and 2017			F-6
Consolidated Statements of Cash Flows -- Years ended December 31, 2019, 2018 and 2017			F-7
Notes to Consolidated Financial Statements -- December 31, 2019
A	–	Our Business	F-8
B	–	Summary of Significant Accounting Policies	F-8
C	–	Recent Accounting Guidance	F-11
D	–	Business Combinations	F-12
E	–	Accounts Receivable, Net and Supplemental Balance Sheet Information	F-13

F	–	Supplemental Cash Flow Information	F-15
G	–	Intangible Assets and Goodwill, Net	F-15
H	–	Short and Long-Term Debt and Commitments Related to Letters of Credit	F-16
I	–	Self-Insurance Accruals	F-20

J	–	Leases	F-20
K	–	Common Shares, Redeemable Common Shares and Preferred Shares	F-23
L	–	Accumulated Other Comprehensive Income (Loss)	F-25
M	–	The Davey 401KSOP and Employee Stock Ownership Plan	F-26

N	–	Stock-Based Compensation	F-26
O	–	Defined Benefit Pension Plans	F-30
P	–	Income Taxes	F-34
Q	–	Earnings Per Share Information	F-38

R	–	Operations by Business Segment and Geographic Information	F-38
S	–	Revenue Recognition	F-40
T	–	Fair Value Measurements and Financial Instruments	F-43
U	–	Commitments and Contingencies	F-45

V	–	Quarterly Results of Operations (Unaudited)	F-47

Financial Statement Schedules:
None.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 9, 2020
We have served as the Company's auditor since 2018.

List of Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows of The Davey Tree Expert Company (the Company) for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and the Company’s cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Akron, Ohio
March 16, 2018, except for paragraph 1 of Note C, as to which the date is March 11, 2019

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$11,000	$22,661
Accounts receivable, net	231,311	195,906
Operating supplies	12,127	14,415
Prepaid expenses	25,664	19,529
Other current assets	1,323	2,557
Total current assets	281,425	255,068
Property and equipment, net	199,850	202,285
Right-of-use assets - operating leases	40,033	—
Other assets	22,335	21,769
Intangible assets, net	10,934	9,530
Goodwill	42,285	37,971
Total assets	$596,862	$526,623

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease liabilities and short-term debt	$26,503	$23,859
Current portion of operating lease liabilities	14,665	—
Accounts payable	41,191	43,958
Accrued expenses	52,431	44,061
Self-insurance accruals	30,882	27,434
Total current liabilities	165,672	139,312
Long-term debt	68,423	99,683
Senior unsecured notes	74,931	55,880
Lease liabilities - finance leases	1,795	2,862
Lease liabilities - operating leases	25,200	—
Self-insurance accruals	62,113	56,351
Other liabilities	12,268	10,125
Total liabilities	410,402	364,213
Commitments and contingencies (Note U)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP): 5,147 and 5,642 shares at redemption value as of December 31, 2019 and 2018	124,555	119,049

Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,767 and 37,272 shares issued and outstanding before deducting treasury shares and which excludes 5,147 and 5,642 shares subject to redemption as of December 31, 2019 and 2018	37,767	37,272
Additional paid-in capital	96,366	82,623
Common shares subscribed	—	6,799
Retained earnings	179,770	157,472
Accumulated other comprehensive loss	(5,403)	(5,034)
	308,500	279,132
Less: Cost of Common shares held in treasury; 19,737 shares in 2019 and 20,033 in 2018	246,595	235,042
Common shares subscription receivable	—	729
Total common shareholders' equity	61,905	43,361
Total liabilities and shareholders' equity	$596,862	$526,623

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues	$1,143,720	$1,024,791	$915,958
Costs and expenses:
Operating	730,507	665,388	587,333
Selling	209,148	184,388	167,934
General and administrative	76,738	67,462	59,403
Depreciation	57,292	54,914	50,702
Amortization of intangible assets	2,545	2,055	2,384
Gain on sale of assets, net	(2,055)	(5,106)	(3,989)
	1,074,175	969,101	863,767
Income from operations	69,545	55,690	52,191
Other income (expense):
Interest expense	(8,514)	(7,039)	(4,886)
Interest income	348	350	292
Other	(8,112)	(11,505)	(9,603)

Income before income taxes	53,267	37,496	37,994
Income taxes	12,470	9,519	15,874

Net income	$40,797	$27,977	$22,120

Share data:
Earnings per share--basic	$1.78	$1.15	$.87

Earnings per share--diluted	$1.70	$1.10	$.83

Weighted-average shares outstanding:
Basic	22,906	24,389	25,557

Diluted	23,978	25,481	26,697

See notes to consolidated financial statements.

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$40,797	$27,977	$22,120
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains/(losses)	1,186	(2,514)	2,195
Defined benefit pension plans:
Net loss arising during the year	(147)	(273)	(1,286)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial (gain) loss	(1,456)	6,084	2,822
Prior service cost	48	62	38
	(1,408)	6,146	2,860
Defined benefit pension plan adjustments	(1,555)	5,873	1,574

Total other comprehensive (loss) income, net of tax	(369)	3,359	3,769

Comprehensive income	$40,428	$31,336	$25,889

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2017	$35,857	$41,626	$8,209	$133,951	$(12,162)	$(176,530)	$(2,973)	$27,978
Net income	—	—	—	22,120	—	—	—	22,120
Change in 401KSOP and ESOP related shares	590	9,977	—	(9,885)	—	—	—	682
Shares sold to employees	—	5,690	—	—	—	5,206	—	10,896
Options exercised	—	76	—	—	—	2,634	—	2,710
Subscription shares	—	(35)	(680)	—	—	929	1,198	1,412
Stock-based compensation	—	1,220	—	162	—	—	—	1,382
Dividends, $.10 per share	—	—	—	(2,513)	—	—	—	(2,513)
Currency translation adjustments	—	—	—	—	2,196	—	—	2,196
Defined benefit pension plans	—	—	—	—	1,573	—	—	1,573
Shares purchased	—	—	—	—	—	(30,566)	—	(30,566)
Balances at December 31, 2017	$36,447	$58,554	$7,529	$143,835	$(8,393)	$(198,327)	$(1,775)	$37,870
Net income	—	—	—	27,977	—	—	—	27,977
Change in 401KSOP and ESOP related shares	825	15,245	—	(11,598)	—	—	—	4,472
Shares sold to employees	—	6,820	—	—	—	10,617	—	17,437
Options exercised	—	145	—	—	—	2,326	—	2,471
Subscription shares	—	(99)	(730)	—	—	1,458	1,046	1,675
Stock-based compensation	—	1,958	—	—	—	—	—	1,958
Dividends, $.10 per share	—	—	—	(2,387)	—	—	—	(2,387)
Adoption of ASU 2014-09	—	—	—	(355)	—	—	—	(355)
Currency translation adjustments	—	—	—	—	(2,514)	—	—	(2,514)
Defined benefit pension plans	—	—	—	—	5,873	—	—	5,873
Shares purchased	—	—	—	—	—	(51,116)	—	(51,116)
Balances at December 31, 2018	$37,272	$82,623	$6,799	$157,472	$(5,034)	$(235,042)	$(729)	$43,361
Net income	—	—	—	40,797	—	—	—	40,797
Change in 401KSOP and ESOP related shares	495	10,180	—	(16,182)	—	—	—	(5,507)
Shares sold to employees	—	5,604	—	—	—	8,948	—	14,552
Options exercised	—	(1,850)	—	—	—	3,638	—	1,788
Subscription shares	—	(1,988)	(6,799)	—	—	10,508	729	2,450
Stock-based compensation	—	1,797	—	—	—	—	—	1,797
Dividends, $.10 per share	—	—	—	(2,317)	—	—	—	(2,317)
Currency translation adjustments	—	—	—	—	1,186	—	—	1,186
Defined benefit pension plans	—	—	—	—	(1,555)	—	—	(1,555)
Shares purchased	—	—	—	—	—	(34,647)	—	(34,647)
Balances at December 31, 2019	$37,767	$96,366	$—	$179,770	$(5,403)	$(246,595)	$—	$61,905

See notes to condensed consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$40,797	$27,977	$22,120
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation	57,292	54,914	50,702
Amortization	2,545	2,055	2,384
Gain on sale of assets	(2,055)	(5,106)	(3,989)
Deferred income taxes	1,240	4,014	3,753
Other	2,860	134	2,581
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(32,573)	(26,829)	(20,784)
Accounts payable and accrued expenses	7,188	(1,970)	6,164
Self-insurance accruals	9,202	16,091	4,856
Other assets, net	(3,143)	(9,176)	(11,011)
	42,556	34,127	34,656
Net cash provided by operating activities	83,353	62,104	56,776
Investing activities
Capital expenditures:
Equipment	(52,841)	(58,620)	(53,128)
Land and buildings	(5,514)	(1,790)	(3,972)
Proceeds from sales of property and equipment	3,562	7,494	5,034
Purchases of businesses, net of cash acquired	(8,529)	(8,461)	(7,452)
Net cash used in investing activities	(63,322)	(61,377)	(59,518)
Financing activities
Revolving credit facility borrowings	469,500	507,500	328,000
Revolving credit facility payments	(501,000)	(514,000)	(295,000)
Proceeds from notes payable	114,140	74,716	16,610
Payments of notes payable	(95,007)	(26,339)	(23,008)
Payments of financing leases	(1,282)	(891)	(2,294)
Purchase of common shares for treasury	(34,647)	(51,116)	(30,404)
Sale of common shares from treasury	18,060	20,536	13,820
Cash received on common-share subscriptions	729	1,046	1,199
Dividends	(2,317)	(2,387)	(2,513)
Net cash (used in) provided by financing activities	(31,824)	9,065	6,410
Effect of exchange rate changes on cash	132	(252)	447
(Decrease) Increase in cash	(11,661)	9,540	4,115
Cash, beginning of year	22,661	13,121	9,006
Cash, end of year	$11,000	$22,661	$13,121

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2019
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
December 31, 2019
(In thousands, except share data)

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

Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one-to-seven years.
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
Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2019 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2019 that would impact this conclusion.
Self-Insurance Accruals--We are generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability and general liability claims. We use commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Self-insurance accruals consist of the projected settlement value of reported and unreported claims. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience.
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
December 31, 2019
(In thousands, except share data)

used to derive the expected loss payment pattern. The workers' compensation accruals are discounted using an interest rate that approximates the long-term investment yields over the expected payment pattern of unpaid losses.
Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate and not excessive, the ultimate claims may be in excess of or less than the amounts provided. Changes in claims incurred, claim severity, or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
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
Revenue Recognition--We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. See Note S for a detailed description of our revenue recognition policy.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Concentration of Credit Risk--Credit risk represents the accounting loss that would be recognized if the counterparties failed to perform as contracted. The principal financial instruments subject to credit risk are as follow:
Cash--To limit our exposure, we transact our business and maintain banking relationships with high credit-quality financial institutions.
Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 12% of revenues during 2019, 12% in 2018 and 11% in 2017. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.
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
Accounting Standard Adopted in 2018
Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost--In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Under ASU 2017-07, service costs are included within the same income statement line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net periodic benefit pension cost are presented separately outside of income from operations. Additionally, only the service cost component of the net periodic benefit cost may be capitalized in assets. The amendments under ASU 2017-07 also provide a practical expedient that permits the use of amounts disclosed in the pension and other postretirement benefit plan footnote for prior year comparative periods as the estimation basis for applying the guidance retrospectively. The Company adopted ASU 2017-07 on January 1, 2018 and chose to use the practical expedient provided when applying the guidance retrospectively. Upon adoption, service costs are recognized in our financial statements as general and administrative expenses while the remaining components of net periodic benefit cost are recognized as other income (expense). Pension expense of $5,186 for the year ended December 31, 2017 has been reclassified from general and administrative expense to other income (expense).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

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
Accounting Standards Not Yet Adopted
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326)--In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP for most financial instruments, including trade receivables, with an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the potential impact of the standard on our consolidated financial statements and related disclosures. We will adopt this standard during the first quarter of fiscal 2020. The adoption of ASU 2016-13 will not have a material impact on our consolidated financial statements.
Accounting Standards Update 2019-12, Income Taxes (Topic 740)– Simplifying the Accounting for Income Taxes--In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

D.	Business Combinations

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Our investments in businesses were: (a) $12,620 in 2019, including liabilities assumed of $1,479 and debt issued of $2,612; (b) $13,244 in 2018, including liabilities assumed of $2,381 and debt issued of $2,402; and (c) $13,264 in 2017, including $2,713 of liabilities assumed and debt issued of $3,099.
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
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $4,174 in 2019 ($1,610 of which is deductible for tax purposes), $2,840 in 2018 (all of which is deductible for tax purposes) and $5,131 goodwill in 2017 (all of which is deductible for tax purposes).
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2019, 2018 or 2017 was not significant.

E.	Accounts Receivable, Net and Supplemental Balance Sheet Information
Accounts receivable, net, consisted of the following:

	December 31,
Accounts receivable, net	2019	2018
Accounts receivable	$176,849	$158,556
Unbilled receivables	58,277	40,671
	235,126	199,227
Less allowances for doubtful accounts	3,815	3,321
Total	$231,311	$195,906

Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily, with utility services customers.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

The following items comprise the amounts included in the balance sheets:

	December 31,
Other current assets	2019	2018
Refundable income taxes	$339	$1,625
Other	984	932
Total	$1,323	$2,557

	December 31,
Property and equipment, net	2019	2018
Land and land improvements	$19,270	$17,350
Buildings and leasehold improvements	44,414	40,585
Equipment	604,211	581,461
	667,895	639,396
Less accumulated depreciation	468,045	437,111
Total	$199,850	$202,285

	December 31,
Other assets, noncurrent	2019	2018
Assets invested for self-insurance	$15,426	$15,379
Investment--cost-method affiliate	1,314	1,218
Deferred income taxes	—	573
Other	5,595	4,599
Total	$22,335	$21,769

	December 31,
Accrued expenses	2019	2018
Employee compensation	$26,381	$24,086
Accrued compensated absences	10,744	9,711
Self-insured medical claims	1,824	3,343
Customer advances, deposits	1,674	1,322
Income taxes payable	6,420	31
Taxes, other than income	1,775	2,546
Other	3,613	3,022
Total	$52,431	$44,061

	December 31,
Other liabilities, noncurrent	2019	2018
Pension and retirement plans	$6,552	$6,138
Deferred income taxes	567	—
Other	5,149	3,987
Total	$12,268	$10,125

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

F.	Supplemental Cash Flow Information
Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2019	2018	2017
Interest paid	$8,463	$6,375	$5,096
Income taxes paid, net	5,758	11,514	10,005
Noncash transactions:
Debt issued for purchases of businesses	$2,612	$2,402	$3,099
Detail of acquisitions:
Assets acquired:
Cash	$3	$—	$—
Accounts receivable	2,332	1,311	1,753
Operating supplies	84	23	—
Prepaid expense	27	89	128
Equipment	1,837	4,079	1,904
Other assets	96	7	52
Intangible assets	4,067	4,895	4,296
Goodwill	4,174	2,840	5,131
Liabilities assumed	(1,479)	(2,381)	(2,713)
Debt issued for purchases of businesses	(2,612)	(2,402)	(3,099)
Cash paid	$8,529	$8,461	$7,452

G.	Intangible Assets and Goodwill, Net
The carrying amount of the intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2019		December 31, 2018
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	4.2	years	$28,301	$20,024	$25,179	$18,251
Employment-related	2.8	years	8,391	7,348	8,133	6,954
Tradenames	4.1	years	7,402	5,788	6,858	5,435
Amortized intangible assets			44,094	$33,160	40,170	$30,640
Less accumulated amortization			33,160		30,640
Intangible assets, net			$10,934		$9,530

Goodwill			$42,285		$37,971

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

The changes in the carrying amounts of goodwill, by segment, for the years ended December 31, 2019 and December 31, 2018 were as follow:

	Balance at January 1, 2019	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2019
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	33,060	4,174	140	37,374
Total	$37,971	$4,174	$140	$42,285

	Balance at January 1, 2018	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2018
Utility	$3,424	$1,487	$—	$4,911
Residential and Commercial	32,053	1,353	(346)	33,060
Total	$35,477	$2,840	$(346)	$37,971

Future aggregate amortization expense of intangible assets--The aggregate amortization expense of intangible assets, as of December 31, 2019, in each of the next five years was as follows:

Future Amortization Expense
Year ending December 31, 2020	$2,742
2021	2,113
2022	1,886
2023	1,752
2024	1,464
Thereafter	977
$10,934

H.	Short and Long-Term Debt and Commitments Related to Letters of Credit
Short-term debt consisted of the following:

	December 31,
	2019	2018
Notes payable	$1,853	$—
Current portion of long-term debt	23,302	22,514
Current portion of finance leases	1,348	1,345
	$26,503	$23,859

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

At December 31, 2019, we also had unused short-term lines of credit with several banks totaling $9,136, generally at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%. Long-term debt consisted of the following:

	December 31,
	2019	2018
Revolving credit facility
Swing-line borrowings	$10,000	$2,500
LIBOR borrowings	52,000	91,000
	62,000	93,500
5.09% Senior unsecured notes	6,000	12,000
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	—
Term loans	24,076	23,176
	167,076	178,676
Less debt issuance costs	420	599
Less current portion	23,302	22,514
	$143,354	$155,563

Revolving Credit Facility--In October 2017, the Company amended and restated its revolving credit facility, as further amended in September 2018, as discussed below. The amended and restated credit agreement, which expires in October 2022, permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement.
5.09% Senior Unsecured Notes--On July 22, 2010, we issued 5.09% Senior Unsecured Notes, Series A, (the "5.09% Senior Notes"), in the aggregate principal amount of $30,000 pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between the Company and the purchasers of the 5.09% Senior Notes. The 5.09% Senior Notes are due July 22, 2020.
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
December 31, 2019
(In thousands, except share data)

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
As of December 31, 2019, we had unused commitments under the revolving credit facility approximating $185,123 and $64,877 committed, which consisted of borrowings of $62,000 and issued letters of credit of $2,877. Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments in both instances based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 4.02% at December 31, 2019 and 4.28% at December 31, 2018.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2019 were as follows: 2020--$23,302; 2021--$5,989; 2022--$62,759; 2023--$26; 2024--$15,000; and thereafter $60,000.
Accounts Receivable Securitization Facility--In May 2019, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to May 19, 2020.
The AR Securitization program has a limit of $100,000, of which $76,732 and $67,438 were issued for letters of credit ("LCs") as of December 31, 2019 and December 31, 2018, respectively.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2019--to the bank in exchange for the bank issuing LCs.
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
Total Commitments Related to Issued Letters of Credit--As of December 31, 2019, total commitments related to issued letters of credit were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR securitization facility and $2,010 were issued under short-term lines of credit. As of December 31, 2018, total commitments related to issued letters of credit were $72,565, of which $3,123 were issued under the revolving credit facility, $67,438 were issued under the AR securitization facility and $2,004 were issued under short-term lines of credit.
As of December 31, 2019, we are in compliance with all debt covenants.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

I.	Self-Insurance Accruals
Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability were as follow:

	December 31,
	2019	2018
Workers' compensation	$44,383	$41,577
Present value discount	2,688	3,099
	41,695	38,478
Vehicle liability	12,209	13,342
General liability	39,091	31,965
Total	92,995	83,785
Less current portion	30,882	27,434
Noncurrent portion	$62,113	$56,351

The changes in our self-insurance accruals and the discount rate used for the workers’ compensation accrual are summarized in the table below.

	December 31,
	2019	2018
Balance, beginning of year	$83,785	$67,694
Provision for claims	51,265	51,685
Payment of claims	(42,055)	(35,594)
Balance, end of year	$92,995	$83,785
Workers' compensation discount rate	1.70%	2.50%

J.	Leases
We lease certain office and parking facilities, warehouse space, equipment, vehicles and information technology equipment under operating leases. Lease expense for these leases is recognized within the Consolidated Statements of Operations on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

The following table summarizes the amounts recognized in our Consolidated Balance Sheet related to leases:

	Consolidated Balance Sheet Classification	December 31, 2019
Assets
Operating lease assets	Right-of-use assets - operating leases	$40,033
Finance lease assets	Property and equipment, net	3,183
Total lease assets		$43,216
Liabilities
Current operating lease liabilities	Current portion of operating lease liabilities	$14,665
Non-current operating lease liabilities	Lease liabilities - operating leases	25,200
Total operating lease liabilities		39,865
Current portion of finance lease liabilities	Current portion of long-term debt, finance lease liabilities and short-term debt	1,348
Non-current finance lease liabilities	Lease liabilities - finance leases	1,795
Total finance lease liabilities		3,143
Total lease liabilities		$43,008

The components of lease cost recognized within our Consolidated Statement of Operations were as follows:

		Year Ended
	Consolidated Statement of Operations Classification	December 31, 2019

Operating lease cost	Operating expense	$6,919
Operating lease cost	Selling expense	8,699
Operating lease cost	General and administrative expense	828
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,371
Interest expense on lease liabilities	Interest expense	118
Other lease cost (1)	Operating expense	4,211
Other lease cost (1)	Selling expense	1,062
Other lease cost (1)	General and administrative expense	16
Total lease cost		$23,224

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

The table below summarizes the weighted average remaining lease term as of December 31, 2019.

Operating leases	3.4 years
Finance leases	2.8 years

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of December 31, 2019.

Operating leases	3.58%
Finance leases	3.13%

Supplemental Cash Flow Information Related to Leases

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(17,009)
Operating cash flows from finance leases	(118)
Financing cash flows from finance leases	(1,282)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	56,478
Finance leases	310

Maturity Analysis of Lease Liabilities

	As of December 31, 2019
	Operating Leases	Finance Leases
Year ending December 31, 2020	$15,863	$1,420
2021	11,863	1,262
2022	8,165	320
2023	3,739	120
2024	1,477	48
Thereafter	1,279	91
Total lease payments	42,386	3,261
Less interest	2,521	118
Total	$39,865	$3,143

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

As of December 31, 2018
Operating Leases
Year ending December 31, 2019	$14,023
2020	11,272
2021	7,712
2022	5,129
2023	2,060
Thereafter	1,923
Total lease payments	$42,119

K.	Common Shares, Redeemable Common Shares and Preferred Shares
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued as of December 31, 2019.
Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2019 was as follows: 2019--5,146,882; 2018--5,642,154; and 2017--6,467,027.
Common Shares--The number of common shares authorized is 48,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2019 was as follows: 2019--37,766,878; 2018--37,271,606; and 2017--36,446,890. The number of shares in the treasury for each of the three years in the period ended December 31, 2019 was as follows: 2019--19,736,957; 2018--20,033,108; and 2017--18,692,901.
Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note M). During 2019, purchases of common shares, both redeemable and common, totaled 1,600,595 shares for $34,647 in cash; we also had direct sales to directors and employees of 23,618 shares for $516, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 153,578 shares to our 401(k) plan for $3,321 and issued 192,102 shares to participant accounts to satisfy our liability for the 2018 employer match in the amount of $4,053. The liability accrued at December 31, 2019 for the 2019 employer match was $4,459. There were also 354,184 shares purchased during 2019 under the Employee Stock Purchase Plan.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding, December 31, 2017	17,753,832	6,467,027	24,220,859
Shares purchased	(1,530,528)	(1,106,415)	(2,636,943)
Shares sold	679,197	281,543	960,740
Stock subscription offering, employee cash purchases	129,245	—	129,245
Options exercised	206,751	—	206,751
Shares outstanding, December 31, 2018	17,238,497	5,642,155	22,880,652
Shares purchased	(853,738)	(746,857)	(1,600,595)
Shares sold	471,898	251,584	723,482
Stock subscription offering, employee cash purchases	872,390	—	872,390
Options exercised	300,874	—	300,874
Shares outstanding, December 31, 2019	18,029,921	5,146,882	23,176,803
On December 31, 2019, we had 23,176,803 common shares outstanding and employee options exercisable to purchase 937,597 common shares.
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
Under the plan, a participant in the offering purchasing common shares for an aggregate purchase price of less than $5 had to pay with cash. All participants (excluding Company directors and officers) purchasing $5 or more of the common shares had an option to finance their purchase through a down-payment of at least 10% of the total purchase price and a seven-year promissory note for the balance due with interest at 2%. Payments on the promissory note were made either by payroll deductions or annual lump-sum payments of both principal and interest.
Common shares purchased under the plan were pledged as security for the payment of the promissory note and the common shares were not issued until the promissory note was paid-in-full. Dividends were paid on all subscribed shares, subject to forfeiture to the extent that payment was not ultimately made for the shares.
All participants in the offering purchasing in excess of $5 of common shares were granted a "right" to purchase one additional common share at a price of $9.85 per share for every three common shares purchased under the plan. As a result of the stock subscription, employees were granted rights to purchase 423,600 common shares. Each right could have been exercised at the rate of one-seventh per year and expired seven years after the date that the right was granted. As of December 31, 2019, all rights had expired. Employees could not exercise a right if they ceased to be employed by the Company.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

L.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income and other adjustments that relate to foreign currency translation adjustments and defined benefit pension plan adjustments. We do not provide income taxes on currency translation adjustments, as the earnings of our Canadian operations are considered to be indefinitely reinvested.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(5,500)	$(6,662)	$(12,162)
Unrealized gains (losses)	2,195	—	2,195
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,822	4,822
Tax effect	—	(1,962)	(1,962)
Unrecognized amounts from defined benefit pension plans	—	(2,169)	(2,169)
Tax effect	—	883	883
Net of tax amount	2,195	1,574	3,769
Balance at December 31, 2017	$(3,305)	$(5,088)	$(8,393)
Unrealized gains (losses)	(2,514)	—	(2,514)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,291	6,291
Tax effect	—	(145)	(145)
Unrecognized amounts from defined benefit pension plans	—	(279)	(279)
Tax effect	—	6	6
Net of tax amount	(2,514)	5,873	3,359
Balance at December 31, 2018	$(5,819)	$785	$(5,034)
Unrealized gains (losses)	1,186	—	1,186
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,551)	(1,551)
Tax effect	—	143	143
Unrecognized amounts from defined benefit pension plans	—	(323)	(323)
Tax effect	—	176	176
Net of tax amount	1,186	(1,555)	(369)
Balance at December 31, 2019	$(4,633)	$(770)	$(5,403)

The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2019, 2018 and 2017 are included in net periodic pension expense classified in the statement of operations as general and administrative expense or other income (expense).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
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
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a "401(k) plan") feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2009, we match, in either cash or our common shares, 100% of the first one percent and 50% of the next three percent of each participant's before-tax contribution, limited to the first four percent of the employee's compensation deferred each year. All nonbargaining domestic employees who attained 21 years of age and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $4,749 and $6,288 as of December 31, 2019 and December 31, 2018, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $119,806 and $112,761 as of December 31, 2019 and December 31, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $124,555 and $119,049 as of December 31, 2019 and December 31, 2018, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid in-capital is insufficient.
Total compensation for these plans, consisting primarily of the employer match, was $4,600 in 2019, $4,053 in 2018, and $3,794 in 2017.

N.	Stock-Based Compensation
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
December 31, 2019
(In thousands, except share data)

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
Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights, and performance-based restricted stock units—included in the results of operations was as follows:

	Year Ended December 31,
	2019	2018	2017
Compensation expense, all share-based payment plans	$2,845	$3,370	$4,049
Income tax benefit	404	602	1,315

Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $1,118 in 2019, $998 in 2018 and $888 in 2017.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $550 in 2019, $663 in 2018 and $705 in 2017.
Stock-Settled Stock Appreciation Rights--A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair value of our common shares between the date the award was granted and the conversion date of the shares vested. Effective January 1, 2019, management and the Compensation Committee replaced the issuance of future SSARs and replaced the value with performance-based restricted stock units ("PRSUs") for certain management employees.
The following table summarizes the SSARs as of December 31, 2019:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2019	380,982	$3.42
Granted	—	—
Forfeited	(3,197)	3.43
Vested	(115,080)	3.31
Unvested, December 31, 2019	262,705	$3.47	1.9 years	$537	$5,937

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs totaled $363 in 2019, $540 in 2018 and $1,035 in 2017.
Restricted Stock Units--During the year ended December 31, 2019, the Compensation Committee of the Board of Directors awarded 29,046 PRSUs to certain management employees and 11,942 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes restricted stock units as of December 31, 2019:

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2019	247,838	$15.68
Granted	40,988	20.45
Forfeited	(4,093)	16.39
Vested	(60,474)	13.55
Unvested, December 31, 2019	224,259	$17.11	1.9 years	$1,630	$5,068
Employee PRSUs	192,837	$16.80	2.0 years	$1,312	$4,358
Nonemployee Director RSUs	31,422	$19.01	1.5 years	$318	$710

Compensation cost for awards is determined using a fair-value method, amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the exercise price of a performance-based restricted stock unit. Compensation expense on restricted stock unit awards totaled $814 in 2019, $1,169 in 2018 and $1,421 in 2017.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Volatility rate	9.9%	10.1%	10.3%
Risk-free interest rate	2.3%	2.7%	2.2%
Expected dividend yield	.7%	.7%	.7%
Expected life of awards (years)	8.8	9.2	8.9

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2019:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2019	1,466,264	$13.94
Granted	151,145	21.10
Exercised	(149,853)	10.12
Forfeited	(39,474)	12.94
Outstanding, December 31, 2019	1,428,082	$15.13	5.7 years	$1,344	$10,668

Exercisable, December 31, 2019	937,597	$13.40	4.6 years		$8,627

“Intrinsic value” is defined as the amount by which the market price of a common share of stock exceeds the exercise price of an option. Information regarding the stock options outstanding at December 31, 2019 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
$8.30	87,000	0.8 years	$8.30	87,000	$8.30
11.60	238,805	3.5 years	11.60	238,805	11.60
13.20	268,027	4.5 years	13.20	268,027	13.20
15.05	208,965	5.5 years	15.05	155,365	15.05
16.35	222,250	6.5 years	16.35	120,250	16.35
17.60	126,900	7.5 years	17.60	49,300	17.60
19.10	133,450	8.5 years	19.10	18,850	19.10
21.10	27,800	9.2 years	21.10	—	21.10
21.10	114,885	9.4 years	21.10	—	21.10
	1,428,082	5.7 years	$15.13	937,597	$13.40

We issue common shares from treasury upon the exercise of stock options, SSARs, PRSUs, RSUs or purchases under the Employee Stock Purchase Plan.
Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $404 in 2019, $602 in 2018, and $1,315 in 2017. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) SSARs are exercised; (b) PRSUs vest; and (c) stock options are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $1,181 in 2019, $453 in 2018, and $691 in 2017.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

O.	Defined Benefit Pension Plans
We have two defined benefit pension plans covering certain current and retired U.S. employees. Plans include: (i) a Supplemental Executive Retirement Plan (“SERP”) for which future benefit accruals were frozen effective at the end of the second quarter 2015; and (ii) a Benefit Restoration Pension Plan (“Restoration Plan”) for certain key employees hired prior to January 1, 2009.
Both the SERP and the Restoration Plan are defined benefit plans under which nonqualified supplemental pension benefits will be paid, subject to Internal Revenue Service limitations on covered compensation.
Effective December 31, 2008, enhanced benefits were implemented to our defined contribution savings plan--The Davey 401KSOP and ESOP--at which time, the Board of Directors approved an amendment to freeze the Restoration Plan. In connection with the freeze of the Restoration Plan and the SERP, all balances remain intact and participant account balances, as well as service credits for vesting and retirement eligibility, remain intact and continue in accordance with the terms of the plans. Only future accruals were eliminated with: (i) the 2008 freeze of the Restoration Plan and (ii) the 2015 freeze of the SERP.
During the second quarter of 2019, the Company terminated its Employee Retirement Plan (“ERP”) for employees hired prior to January 1, 2009 and for which future benefits were frozen effective December 31, 2008. We purchased a group annuity contract from a third-party insurance company which unconditionally and irrevocably guarantees the full-payment of all annuity payments to the remaining 231 participants in our ERP. The agreement transferred all remaining ERP benefit obligations to the third-party insurance company, resulting in a pretax actuarial settlement loss of $1,677.
The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2019	2018
Change in benefit obligation
Projected benefit obligation at beginning of year	$7,064	$19,403
Service cost	45	400
Interest cost	170	718
Actuarial (gains)/losses	323	(77)
Settlements	(1,677)	(13,118)
Benefits paid	(2,660)	(262)
Projected benefit obligation at end of year	$3,265	$7,064
Accumulated benefit obligation at end of year	$3,265	$7,064

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

	December 31,
	2019	2018
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$3,758	$7,105
Actual return on plan assets	—	239
Plan expenses	—	(364)
Employer contributions	579	10,158
Settlements	(1,677)	(13,118)
Benefits paid	(2,660)	(262)
Fair value of plan assets at end of year	$—	$3,758

With the termination of the ERP plan, future benefit payments made to participants under the remaining SERP and Restoration Plan are made from the Company's general assets.

	December 31,
	2019	2018
Funded status of the plans
Fair value of plan assets	$—	$3,758
Projected benefit obligation	3,265	7,064
Funded status of the plans	$(3,265)	$(3,306)

	December 31,
	2019	2018
Funded status by plan
ERP	$—	$(332)
SERP	(2,833)	(2,564)
Restoration Plan	(432)	(410)
	$(3,265)	$(3,306)

	December 31,
	2019	2018
Amounts reported in the consolidated balance sheets
Current liability	$(202)	$(187)
Noncurrent liability	(3,063)	(3,119)
Funded status of the plans	$(3,265)	$(3,306)

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2019		At December 31, 2018
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$723	$638	$2,139	$(714)
Unrecognized prior service cost	150	132	214	(71)
	$873	$770	$2,353	$(785)

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
The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2020 follows:

	Year ending December 31, 2020
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$89	$68
Unrecognized prior service cost	64	49
	$153	$117

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2019	2018
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$3,265	$7,064
Accumulated benefit obligation	3,265	7,064
Fair value of plan assets	—	3,758

The discount rates used to measure the year-end benefit obligation and compute pension expense for the subsequent year were:

	December 31,
	2019	2018	2017
Actuarial assumptions - Discount Rate
SERP	3.34%	4.37%	3.72%
Restoration Plan	3.23%	4.28%	3.60%

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2019	2018	2017
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$75	$400	$530
Interest cost on projected benefit obligation	198	718	1,002
Expected return on plan assets	(59)	(231)	(638)
Settlement loss	1,677	5,499	3,849
Amortization of net actuarial loss	87	728	909
Amortization of prior service cost	64	64	64
Net pension expense of defined benefit pension plans	$2,042	$7,178	$5,716

Expected Benefit Plan Payments--The benefits, as of December 31, 2019, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follows:

Participants Benefits
Estimated future payments
Year ending December 31, 2020	$205
2021	202
2022	198
2023	195
2024	191
Years 2025 to 2029	945

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
Our participation in the multiemployer defined benefit pension plans is summarized in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act of 2006 (the “PPA”) zone status is from the Form 5500, “Annual Return/Report of Employee Benefit Plan,” filed by the plan and certified by the plan's actuary. The PPA zone status describes plans that are underfunded. Among other factors, plans in the “critical” red zone are generally

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

less than 65% funded; plans in the “endangered” yellow zone are less than 80% funded; and plans in the “safe” green zone are at least 80% funded.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2019	2018		2019	2018	2017
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$904	$768	$785	No	Ranging from December 31, 2019 to December 31, 2022
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	190	142	102	No	December 26, 2020
					$1,094	$910	$887

We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.
Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”).
We are party to ten collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from December 31, 2019 to December 31, 2022, and one collective-bargaining agreement with Eighth District Electrical Pension Fund which expires on December 26, 2020. Expired agreements are currently being renegotiated.

P.	Income Taxes
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
Income (loss) before income taxes was attributable to the following sources:

	Year Ended December 31,
	2019	2018	2017
United States	$54,158	$37,377	$38,800
Canada	(891)	119	(806)
Total	$53,267	$37,496	$37,994

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

The provision for income taxes follows:

	Year Ended December 31,
	2019	2018	2017
Current provision (benefit):
Federal	$7,934	$3,165	$9,914
State	3,624	2,290	2,469
Canadian	(328)	50	(262)
Total current	11,230	5,505	12,121
Deferred taxes	1,240	4,014	3,753
Total taxes on income	$12,470	$9,519	$15,874

A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	5.6	5.7	4.9
Effect of Canadian income taxes	—	.1	.3
Nondeductible expenses	2.2	2.1	2.2
Stock compensation	(1.8)	(.7)	(1.0)
ESOP dividend deduction	(.2)	(.3)	(.6)
Uncertain tax adjustments and audit settlement	.2	(3.8)	(.2)
Pension termination	(2.9)	—	—
Income tax reform - deferred rate remeasurement	—	—	2.5
All other, net	(.7)	1.3	(1.3)
Effective income tax rate	23.4%	25.4%	41.8%

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2019	2018
Deferred tax assets:
Self-insurance accruals	$19,491	$17,579
Accrued compensated absences	1,389	1,565
Accrued expenses and other liabilities	841	742
Accrued stock compensation	1,906	1,772
Defined benefit pension plans	—	442
Foreign tax credit carryforward	2,137	2,117
Other future deductible amounts, net	4,167	3,271
	29,931	27,488
Less deferred tax asset valuation allowance	1,683	1,683
	28,248	25,805
Deferred tax liabilities:
Intangibles	1,065	1,178
Prepaid expenses	3,701	3,160
Property and equipment	24,049	20,894
	28,815	25,232
Net deferred tax (liability) asset--noncurrent	$(567)	$573

We treat all of our Canadian subsidiary earnings through December 31, 2019 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2019, approximately $29,129 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.
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
December 31, 2019
(In thousands, except share data)

realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate settlement, a further charge to expense may result.
The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2019	2018
Unrecognized tax benefits	$1,850	$1,325
Portion, if recognized, would reduce tax expense and effective tax rate	654	599
Accrued interest on unrecognized tax benefits	64	35

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2016. As of December 31, 2019, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$1,325	$2,581	$2,532
Additions based on tax positions related to the current year	547	224	650
Additions for tax positions of prior years	23	20	(21)
Reductions for tax positions of prior years	—	(1,500)	—
Lapses in statutes of limitations	(45)	—	(580)
Balance, end of year	$1,850	$1,325	$2,581

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Q.	Earnings Per Share Information
Earnings per share is computed as follows:

	Year Ended December 31,
	2019	2018	2017
Income available to common shareholders:
Net income	$40,797	$27,977	$22,120
Weighted-average shares:
Basic:
Outstanding	22,906,264	23,698,478	24,793,086
Partially-paid share subscriptions	—	690,260	764,382
Basic weighted-average shares	22,906,264	24,388,738	25,557,468
Diluted:
Basic from above	22,906,264	24,388,738	25,557,468
Incremental shares from assumed:
Exercise of stock subscription purchase rights	54,961	141,287	146,453
Exercise of stock options and awards	1,016,864	950,593	993,141
Diluted weighted-average shares	23,978,089	25,480,618	26,697,062
Share data:
Earnings per share--basic	$1.78	$1.15	$.87
Earnings per share--diluted	$1.70	$1.10	$.83

R.	Operations by Business Segment and Geographic Information
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
December 31, 2019
(In thousands, except share data)

the operating segments, but the nature of expenses allocated may differ from year-to-year. There are no intersegment revenues. Segment assets are those generated or directly used by each segment, and include accounts receivable, operating supplies, and property and equipment.
Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2019
Revenues	$607,556	$534,655	$1,509	$—		$1,143,720
Income (loss) from operations	37,696	52,471	(13,374)	(7,248)	(a)	69,545
Interest expense				(8,514)		(8,514)
Interest income				348		348
Other income (expense), net				(8,112)		(8,112)
Income before income taxes						$53,267

Depreciation	$30,304	$23,537	$—	$3,451	(b)	$57,292
Amortization	474	2,071	—	—		2,545
Capital expenditures	26,528	24,573	—	7,564		58,665
Segment assets, total	267,982	226,313	—	102,567	(c)	596,862

Fiscal Year 2018
Revenues	$537,484	$486,005	$1,302	$—		$1,024,791
Income (loss) from operations	32,370	47,812	(19,816)	(4,676)	(a)	55,690
Interest expense				(7,039)		(7,039)
Interest income				350		350
Other income (expense), net				(11,505)		(11,505)
Income before income taxes						$37,496

Depreciation	$29,526	$21,720	$—	$3,668	(b)	$54,914
Amortization	211	1,842	—	2		2,055
Capital expenditures	32,148	22,256	—	6,006		60,410
Segment assets, total	239,426	208,369	—	78,828	(c)	526,623

Fiscal Year 2017
Revenues	$466,727	$446,028	$3,203	$—		$915,958
Income (loss) from operations	18,223	41,158	(2,634)	(4,556)	(a)	52,191
Interest expense				(4,886)		(4,886)
Interest income				292		292
Other income (expense), net				(9,603)		(9,603)
Income before income taxes						$37,994

Depreciation	$27,928	$19,384	$—	$3,390	(b)	$50,702
Amortization	122	2,240	—	22		2,384
Capital expenditures	26,910	23,199	—	6,991		57,100
Segment assets, total	189,662	197,698	—	85,775	(c)	473,135

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:

(a)	Reconciling adjustments from segment reporting to consolidated external financial reporting include reclassification of depreciation expense and allocation of corporate expenses.

(b)	Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.

(c)	Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.
Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2019	2018	2017
Revenues
United States	$1,066,035	$949,317	$847,540
Canada	77,685	75,474	68,418
	$1,143,720	$1,024,791	$915,958

	December 31,
	2019	2018	2017
Long-lived assets, net
United States	$288,134	$251,181	$242,118
Canada	27,303	20,374	21,893
	$315,437	$271,555	$264,011

S.	Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
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
December 31, 2019
(In thousands, except share data)

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Disaggregation of Revenue
The following tables disaggregate our revenue for the years ended December 31, 2019 and December 31, 2018 by major sources:

Year Ended December 31, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$448,325	$305,365	$(108)	$753,582
Grounds maintenance	—	152,283	—	152,283
Storm damage services	3,096	4,905	—	8,001
Consulting and other	156,135	72,102	1,617	229,854
Total revenues	$607,556	$534,655	$1,509	$1,143,720

Geography:
United States	$567,134	$497,392	$1,509	$1,066,035
Canada	40,422	37,263	—	77,685
Total revenues	$607,556	$534,655	$1,509	$1,143,720

Year Ended December 31, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$394,481	$290,940	$(1,520)	$683,901
Grounds maintenance	—	117,498	—	117,498
Storm damage services	13,864	9,447	—	23,311
Consulting and other	129,139	68,120	2,822	200,081
Total revenues	$537,484	$486,005	$1,302	$1,024,791

Geography:
United States	$499,242	$448,773	$1,302	$949,317
Canada	38,242	37,232	—	75,474
Total revenues	$537,484	$486,005	$1,302	$1,024,791

Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company has recognized $2,230 and $1,443 of revenue for the twelve months ended December 31, 2019 and December 31, 2018, respectively, that was included in the contract liability balance at December 31, 2018 and December 31, 2017, respectively. Net contract liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Contract liabilities - current	$3,129	$2,907
Contract liabilities - noncurrent	2,705	2,287
Net contract liabilities	$5,834	$5,194

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

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

T.	Fair Value Measurements and Financial Instruments
Financial Accounting Standards Board Accounting Standard Codification 820, “Fair Value Measurements and Disclosures (“Topic 820”)” defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018, were as follows:

		Fair Value Measurements at December 31, 2019 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,402	$15,402	$—	$—
Defined benefit pension plan assets	—	—	—	—

Liabilities:
Deferred compensation	$2,786	$—	$2,786	$—

		Fair Value Measurements at December 31, 2018 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,379	$15,379	$—	$—
Defined benefit pension plan assets	3,758	—	3,758	—

Liabilities:
Deferred compensation	$2,459	$—	$2,459	$—

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$62,000	$62,000	$93,500	$93,500
Senior unsecured notes	75,000	79,558	56,000	56,002
Term loans, noncurrent	6,774	7,124	6,662	6,868
Total	$143,774	$148,682	$156,162	$156,370

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
Letters of Credit
At December 31, 2019, we were contingently liable to our principal banks in the amount of $81,619 for letters of credit outstanding primarily related to insurance coverage.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

In November 2017, a suit was filed in Savannah, Georgia state court (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc. ("Wolf Tree"), a former Davey employee, two Wolf Tree employees, and a former Wolf Tree employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017. The case was mediated unsuccessfully in December 2018 and was set for trial on January 22, 2019. As discussed below, the case was stayed on December 28, 2018.
In July 2018, a related survival action was filed by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three RICO claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to Federal Court on August 2, 2018. The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed. The motions are pending.
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
PG&E Bankruptcy Filing
On January 29, 2019, Pacific Gas & Electric Company, and its parent company PG&E Corporation, our largest utility customer, filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. PG&E accounted for approximately 12% of revenues during 2019, and 12% in 2018. As a utility company, PG&E serves residential and industrial customers in California and has an ongoing obligation to continue to serve its customers, and we continue to perform under our contracts with PG&E post-petition. As of the date of the bankruptcy filing, we had pre-petition accounts receivable of approximately $15,000.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

On January 31, 2020, PG&E filed a proposed reorganization agreement as part of its Chapter 11 bankruptcy proceeding. In the proposed plan, unsecured creditors, like Davey Tree, are proposed to be paid in full with interest accruing on the past amounts due at the federal judgment rate. The proposed reorganization agreement was approved to proceed by the bankruptcy court, but is still subject to the objection and confirmation process. PG&E has stated that it expects to complete the reorganization process by June 2020. While uncertainty exists as to the outcome of the bankruptcy proceedings, we do not anticipate PG&E's bankruptcy to have a material impact on our future cash flows and results of operations.
Northern California Wildfires
On October 7, 2019 and October 8, 2019, four lawsuits were filed against multiple vegetation management contractors to PG&E, including Davey Tree, for damages resulting from the Northern California wildfires. The filing dates - exactly two years after the start of the fires - suggest that these lawsuits are intended to preserve any claims that might otherwise have become barred by the applicable statute of limitations. Davey Tree has not been served with these complaints at this time. Further, it is unclear at this time whether plaintiffs intend to prosecute these claims separately from the PG&E bankruptcy or not.
In addition, an action was brought against Davey Tree in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company on August 8, 2019. On October 8, 2019, the court issued an order staying that action. The court deferred ruling on Davey’s demurrer and motion to dismiss the complaint based on the absence of PG&E as an indispensable party. The court instead stayed any activity in the case pending a status conference to be held on July 14, 2020, which is after the June 30, 2020 statutory deadline set for PG&E’s bankruptcy case to be resolved in order for PG&E to be eligible to participate in the Wildfire Fund established under Assembly Bill 1054.
In all cases, the Company has denied all liability and will vigorously defend the actions.

V.	Quarterly Results of Operations (Unaudited)
The following is a summary of the results of operations for each quarter of 2019 and 2018.

	Fiscal 2019, Three Months Ended
	Mar 30	Jun 29	Sep 28	Dec 31
Revenues	$247,889	$301,434	$307,473	$286,924
Gross profit (revenues less costs and expenses, operating)	81,873	113,656	114,336	103,348
Income (loss) from operations	2,966	30,282	22,783	13,514
Net income (loss)	(493)	19,747	13,434	8,109

Net income (loss) per share -- Basic	$(.02)	$.86	$.59	$.35
Net income (loss) per share -- Diluted	$(.02)	$.82	$.56	$.34

ESOT valuation per share	$21.10	$22.60	$22.60	$24.20

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements--(Continued)
December 31, 2019
(In thousands, except share data)

	Fiscal 2018, Three Months Ended
	Mar 31	June 30	Sept 29	Dec 31
Revenues	$208,651	$270,649	$265,318	$280,173
Gross profit (revenues less costs and expenses, operating)	64,028	102,967	94,193	98,215
Income (loss) from operations	(5,666)	29,800	14,585	16,971
Net income (loss)	(6,627)	21,714	8,384	4,506

Net income (loss) per share -- Basic	$(.26)	$.94	$.35	$.12
Net income (loss) per share -- Diluted	$(.26)	$.89	$.34	$.13

ESOT valuation per share	$19.10	$19.70	$19.70	$21.10

Fourth quarters of 2019 and 2018 include adjustments to casualty insurance expense that had the effect of decreasing gross profit in 2019 and 2018 by $2,077 and $7,324, respectively.