Form 10-Q
period 2020-03-28
DAVEY TREE EXPERT CO
filed 2020-05-05
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 22,817,499 Common Shares, $1.00 par value, outstanding as of May 1, 2020.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 28, 2020

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	March 28, 2020	December 31, 2019
Assets
Current assets:
Cash	$66,829	$11,000
Accounts receivable, net	247,667	231,311
Operating supplies	12,493	12,127
Other current assets	19,523	26,987
Total current assets	346,512	281,425
Property and equipment, net	202,982	199,850
Right-of-use assets - operating leases	49,787	40,033
Other assets	20,994	22,335
Intangible assets, net	11,095	10,934
Goodwill	43,780	42,285
Total assets	$675,150	$596,862
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$46,052	$41,191
Accrued expenses	38,231	52,431
Current portion of long-term debt and finance lease liabilities	22,107	24,650
Other current liabilities	54,295	47,400
Total current liabilities	160,685	165,672
Long-term debt	220,084	143,354
Lease liabilities - finance leases	1,104	1,795
Lease liabilities - operating leases	32,712	25,200
Self-insurance reserve	66,530	62,113
Other noncurrent liabilities	12,395	12,268
Total liabilities	493,510	410,402
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 5,236 and 5,147 shares at redemption value as of March 28, 2020 and December 31, 2019	126,715	124,555
Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,678 and 37,767 shares issued and outstanding before deducting treasury shares and which excludes 5,236 and 5,147 shares subject to redemption as of March 28, 2020 and December 31, 2019	37,678	37,767
Additional paid-in capital	97,247	96,366
Retained earnings	179,368	179,770
Accumulated other comprehensive loss	(7,346)	(5,403)
	306,947	308,500
Less: Cost of common shares held in treasury; 19,848 shares at March 28, 2020 and 19,737 shares at December 31, 2019	252,022	246,595
Total common shareholders' equity	54,925	61,905
Total liabilities and shareholders' equity	$675,150	$596,862

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenues	$288,280	$247,889

Costs and expenses:
Operating	198,393	166,016
Selling	50,112	46,304
General and administrative	21,542	19,044
Depreciation and amortization	14,604	14,212
Gain on sale of assets, net	(305)	(653)
Total costs and expenses	284,346	244,923

Income from operations	3,934	2,966

Other income (expense):
Interest expense	(1,946)	(2,151)
Interest income	101	83
Other, net	(1,899)	(1,655)

Income (loss) before income taxes	190	(757)

Income taxes (benefit)	17	(264)

Net income (loss)	$173	$(493)

Net income (loss) per share:
Basic	$.01	$(.02)
Diluted	$.01	$(.02)

Weighted-average shares outstanding:
Basic	23,187	23,072
Diluted	24,171	23,072

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income (loss)	$173	$(493)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,971)	509
Amortization of defined benefit pension items:
Net actuarial loss	16	32
Prior service cost	12	12
Defined benefit pension plan adjustments	28	44

Other comprehensive (loss) income, net of tax	(1,943)	553

Comprehensive (loss) income	$(1,770)	$60

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2020	$37,767	$96,366	$—	$179,770	$(5,403)	$(246,595)	$—	$61,905
Net income	—	—	—	173	—	—	—	173
Change in 401KSOP and ESOP related shares	(89)	(2,071)	—	—	—	—	—	(2,160)
Shares sold to employees	—	2,566	—	—	—	2,438	—	5,004
Options exercised	—	15	—	—	—	196	—	211
Stock-based compensation	—	371	—	—	—	—	—	371
Dividends, $.025 per share	—	—	—	(575)	—	—	—	(575)
Currency translation adjustments	—	—	—	—	(1,971)	—	—	(1,971)
Defined benefit pension plans	—	—	—	—	28	—	—	28
Shares purchased	—	—	—	—	—	(8,061)	—	(8,061)
Balances at March 28, 2020	$37,678	$97,247	$—	$179,368	$(7,346)	$(252,022)	$—	$54,925

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2019	$37,272	$82,623	$6,799	$157,472	$(5,034)	$(235,042)	$(729)	$43,361
Net loss	—	—	—	(493)	—	—	—	(493)
Change in 401KSOP and ESOP related shares	(195)	(3,907)	—	—	—	—	—	(4,102)
Shares sold to employees	—	1,953	—	—	—	2,456	—	4,409
Options exercised	—	(14)	—	—	—	81	—	67
Subscription shares	—	(75)	(391)	—	—	465	158	157
Stock-based compensation	—	621	—	—	—	—	—	621
Dividends, $.025 per share	—	—	—	(590)	—	—	—	(590)
Currency translation adjustments	—	—	—	—	509	—	—	509
Defined benefit pension plans	—	—	—	—	44	—	—	44
Shares purchased	—	—	—	—	—	(4,430)	—	(4,430)
Balances at March 30, 2019	$37,077	$81,201	$6,408	$156,389	$(4,481)	$(236,470)	$(571)	$39,553

See notes to condensed consolidated financial statements.

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating activities
Net income (loss)	$173	$(493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,604	14,212
Other	810	152
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(17,161)	1,934
Accounts payable and accrued expenses	(7,532)	(12,777)
Self-insurance reserve	4,408	(1,265)
Prepaid expenses	8,176	3,815
Other, net	(710)	5,850
	2,595	11,921
Net cash provided by operating activities	2,768	11,428
Investing activities
Capital expenditures:
Equipment	(18,960)	(22,660)
Land and buildings	(747)	(150)
Purchases of businesses, net of cash acquired	(1,826)	(2,916)
Proceeds from sales of fixed assets	521	749
Net cash used in investing activities	(21,012)	(24,977)
Financing activities
Revolving credit facility borrowings	244,500	174,000
Revolving credit facility payments	(163,500)	(178,000)
Purchase of common shares for treasury	(8,061)	(4,430)
Sale of common shares from treasury	5,216	4,633
Dividends paid	(575)	(590)
Proceeds from notes payable	27,166	33,152
Payments of notes payable	(29,866)	(10,482)
Payments of finance leases	(707)	(719)
Net cash provided by financing activities	74,173	17,564
Effect of exchange rate changes on cash	(100)	(12)
Increase in cash	55,829	4,003
Cash, beginning of period	11,000	22,661
Cash, end of period	$66,829	$26,664
Supplemental cash flow information follows:
Interest paid	$2,707	$2,938
Income taxes paid	1,910	137

See notes to condensed consolidated financial statements.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All intercompany accounts and transactions have been eliminated.
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).
Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, self-insurance reserves, income taxes and revenue recognition. Actual results could differ from those estimates.
While the recent outbreak of the coronavirus ("COVID-19") did not have a material adverse effect on our reported results for our fiscal first quarter, the overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, among other things.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended March 28, 2020 is referred to as the first quarter of 2020, and the fiscal quarter ended March 30, 2019 is referred to as the first quarter of 2019.
Recent Accounting Guidance
Accounting Standards Adopted in 2020
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326)--In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP for most financial instruments, including trade receivables, with an impairment model, known as the current expected credit loss model that is

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

based on expected losses rather than incurred losses. The Company adopted the new standard effective January 1, 2020, and it did not have a material effect on the Company's results of operations.
Accounting Standards Not Yet Adopted
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
Due to the seasonality of our business, our operating results for the three months ended March 28, 2020 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2020. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	March 28, 2020	December 31, 2019
Accounts receivable	$168,503	$176,849
Unbilled Receivables(1)	82,051	58,277
	250,554	235,126
Less allowances for doubtful accounts	2,887	3,815
Accounts receivable, net	$247,667	$231,311

(1)	Unbilled Receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprise the amounts included in the balance sheets:

Other current assets	March 28, 2020	December 31, 2019
Refundable income taxes	$1,366	$339
Prepaid expense	17,364	25,664
Other	793	984
Total	$19,523	$26,987

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Property and equipment, net	March 28, 2020	December 31, 2019
Land and land improvements	$19,106	$19,270
Buildings and leasehold improvements	44,267	44,414
Equipment	613,398	604,211
	676,771	667,895
Less accumulated depreciation	473,789	468,045
Total	$202,982	$199,850

Other assets, noncurrent	March 28, 2020	December 31, 2019
Assets invested for self-insurance	$14,166	$15,426
Investment--cost-method affiliate	1,314	1,314
Other	5,514	5,595
Total	$20,994	$22,335

Accrued expenses	March 28, 2020	December 31, 2019
Employee compensation	$12,317	$26,381
Accrued compensated absences	10,197	10,744
Self-insured medical claims	2,451	1,824
Income tax payable	5,590	6,420
Customer advances, deposits	85	1,674
Taxes, other than income	4,514	1,775
Other	3,077	3,613
Total	$38,231	$52,431

Other current liabilities	March 28, 2020	December 31, 2019
Notes payable	$6,520	$1,853
Current portion of:
Lease liability-operating leases	16,920	14,665
Self-insurance reserve	30,855	30,882
Total	$54,295	$47,400

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Other noncurrent liabilities	March 28, 2020	December 31, 2019
Pension and retirement plans	$6,804	$6,552
Deferred income taxes	484	567
Other	5,107	5,149
Total	$12,395	$12,268

D.	Business Combinations
Our investments in businesses during the first three months of 2020 were $2,740, including liabilities assumed of $380 and debt issued, in the form of notes payable to the sellers, of $534, and have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the three months ended March 30, 2019, our investment in businesses was $4,056, including liabilities assumed of $245 and debt issued, in the form of notes payable to the sellers, of $895.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	March 28, 2020	December 31, 2019
Detail of acquisitions:
Assets acquired:
Cash	$—	$3
Receivables	—	2,332
Operating supplies	23	84
Prepaid expense	—	27
Equipment	426	1,837
Deposits and other	—	96
Intangibles	935	4,067
Goodwill	1,356	4,174
Liabilities assumed	(380)	(1,479)
Debt issued for purchases of businesses	(534)	(2,612)
Cash paid	$1,826	$8,529

The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended March 28, 2020 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the three months ended March 28, 2020, are not material and, accordingly, are not provided.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of six years and the non-competition agreements were assigned an average useful life of five years.

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	March 28, 2020		December 31, 2019
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$28,478	$20,024	$28,301	$20,024
Employment-related	8,485	7,448	8,391	7,348
Tradenames	7,393	5,789	7,402	5,788
Amortized intangible assets	44,356	$33,261	44,094	$33,160
Less accumulated amortization	33,261		33,160
Identified intangible assets, net	$11,095		$10,934

Goodwill	$43,780		$42,285

The changes in the carrying amounts of goodwill, by segment, for the three months ended March 28, 2020 and March 30, 2019 follow:

	Balance at January 1, 2020	Acquisitions	Translation and Other Adjustments	Balance at March 28, 2020
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	37,374	1,356	139	38,869
Total	$42,285	$1,356	$139	$43,780

	Balance at January 1, 2019	Acquisitions	Translation and Other Adjustments	Balance at March 30, 2019
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	33,060	1,232	125	34,417
Total	$37,971	$1,232	$125	$39,328

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of March 28, 2020 is as follows:

Estimated Future Amortization Expense
Remaining nine months of 2020	$2,053
2021	2,325
2022	2,020
2023	1,888
2024	1,431
Thereafter	1,377
$11,095

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	March 28, 2020	December 31, 2019
Revolving credit facility:
Swing-line borrowings	$20,000	$10,000
LIBOR borrowings	123,000	52,000
	143,000	62,000
Senior unsecured notes:
5.09% Senior unsecured notes	6,000	6,000
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	81,000	81,000
Term loans	17,232	24,076
	241,232	167,076
Less debt issuance costs	373	420
Less current portion	20,775	23,302
	$220,084	$143,354

Revolving Credit Facility --As of March 28, 2020, we had a $250,000 revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

March 28, 2020, we had unused commitments under the facility approximating $104,123, with $145,877 committed, consisting of borrowings of $143,000 and issued letters of credit of $2,877.
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
March 28, 2020
(Amounts in thousands, except share data)

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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at March 28, 2020 were as follows: 2020--$15,932; 2021--$6,170; 2022--$143,939; $2023--$191; 2024--$15,000; and thereafter $60,000.
Accounts Receivable Securitization Facility--In May 2019, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to May 19, 2020.
The AR Securitization program has a limit of $100,000, of which $76,732 were issued for letters of credit ("LCs") as of both March 28, 2020 and December 31, 2019.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of March 28, 2020--to the bank in exchange for the bank issuing LCs.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Total Commitments Related to Issued Letters of Credit--As of March 28, 2020, total commitments related to issued LCs were $81,618, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,009 were issued under short-term lines of credit. As of December 31, 2019, total commitments related to issued LCs were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
As of March 28, 2020, we were in compliance with all debt covenants.

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

	Condensed Consolidated Balance Sheet Classification	March 28, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use assets - operating leases	$49,787	$40,033
Finance lease assets	Property and equipment, net	2,832	3,183
Total lease assets		$52,619	$43,216
Liabilities
Current operating lease liabilities	Other current liabilities	$16,920	$14,665
Non-current operating lease liabilities	Lease liabilities - operating leases	32,712	25,200
Total operating lease liabilities		49,632	39,865
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	1,332	1,348
Non-current finance lease liabilities	Lease liabilities - finance leases	1,104	1,795
Total finance lease liabilities		2,436	3,143
Total lease liabilities		$52,068	$43,008

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended
	Condensed Consolidated Statements of Operations Classification	March 28, 2020	March 30, 2019

Operating lease cost	Operating expense	$2,239	$1,438
Operating lease cost	Selling expense	2,393	2,167
Operating lease cost	General and administrative expense	234	201
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	351	345
Interest expense on lease liabilities	Interest expense	23	34
Other lease cost (1)	Operating expense	1,767	719
Other lease cost (1)	Selling expense	371	346
Other lease cost (1)	General and administrative expense	9	2
Total lease cost		$7,387	$5,252

(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease term as of March 28, 2020.

Operating leases	4.2 years
Finance leases	2.7 years

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of March 28, 2020.

Operating leases	3.45%
Finance leases	3.05%

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Supplemental Cash Flow Information Related to Leases

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,902)	$(3,750)
Operating cash flows from finance leases	(23)	(34)
Financing cash flows from finance leases	(707)	(690)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,845	40,311

Maturity Analysis of Lease Liabilities

	As of March 28, 2020
	Operating Leases	Finance Leases
Remaining nine months of 2020	$13,577	$700
2021	14,394	1,246
2022	10,785	320
2023	5,730	120
2024	3,450	49
Thereafter	5,545	91
Total lease payments	53,481	2,526
Less interest	3,849	90
Total	$49,632	$2,436

H.	Stock-Based Compensation
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Compensation expense, all share-based payment plans	$745	$753

Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $342 being recognized for the three months ended March 28, 2020 and $276 for the three months ended March 30, 2019.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $126 for the three months ended March 28, 2020 and $149 for the three months ended March 30, 2019.
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
The following table summarizes our SSARs as of March 28, 2020.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2020	262,705	$3.47
Granted	—	—
Forfeited	(2,254)	3.53
Vested	(113,757)	3.31
Unvested, March 28, 2020	146,694	$3.59	1.6 years	$462	$3,550

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $61 for the three months ended March 28, 2020 and $95 for the three months ended March 30, 2019.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Restricted Stock Units--During the three months ended March 28, 2020, the Compensation Committee awarded 86,959 PRSUs to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of March 28, 2020.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2020	224,259	$17.11
Granted	86,959	23.72
Forfeited	(1,871)	17.37
Vested	(49,518)	14.54
Unvested, March 28, 2020	259,829	$19.81	3.0 years	$3,444	$6,288
Employee PRSUs	228,407	$19.92	3.5 years	$3,176	$5,528
Nonemployee Director RSUs	31,422	$19.01	1.1 years	$268	$760

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the exercise price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $216 for the three months ended March 28, 2020 and $233 for the three months ended March 30, 2019.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Three Months Ended
	March 28, 2020	March 30, 2019
Volatility rate	9.7%	9.9%
Risk-free interest rate	.6%	2.5%
Expected dividend yield	.4%	.7%
Expected life of awards (years)	6.2	7.4

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 28, 2020.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2020	1,428,082	$15.13
Granted	28,397	24.20
Exercised	—	—
Forfeited	(7,335)	15.34
Outstanding, March 28, 2020	1,449,144	$15.30	5.5 years	$12,897

Exercisable, March 28, 2020	936,457	$13.43	4.3 years	$10,082

As of March 28, 2020, there was approximately $1,286 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.3 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, SSARs, RSUs, PRSUs or purchases under the Employee Stock Purchase Plan.

I.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended
	March 28, 2020	March 30, 2019
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$—	$45
Interest cost on projected benefit obligation	26	75
Expected return on plan assets	—	(23)
Amortization of net actuarial loss	22	44
Amortization of prior service cost	16	16
Net pension expense of defined benefit pension plans	$64	$157

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
March 28, 2020
(Amounts in thousands, except share data)

The components of net periodic benefit expense, other than the service cost component, are included in the line item other income (expense) in the statement of operations.

J.	Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the three months ended March 28, 2020 was 28.5%. Our annual effective tax rate for the three months ended March 30, 2019 was estimated at 28.3%. Our effective tax rate was 8.9% and 34.8% for the three months ended March 28, 2020 and March 30, 2019, respectively. The change in the effective tax rate from statutory tax rates is primarily due to the impact of state and local taxes which are partially offset by favorable discrete items.
On March 27, 2020, Congress approved and the President signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law. CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 Pandemic. The Company is currently evaluating several significant business tax provisions, such as net operating losses and employee retention credits to determine the impact on the Company.
As of March 28, 2020, we had unrecognized tax benefits of $1,869, of which $674 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $67. At December 31, 2019, we had unrecognized tax benefits of $1,850, of which $654 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $64. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2016. As of March 28, 2020, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

K.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended March 28, 2020 and the three months ended March 30, 2019:

Three Months Ended March 28, 2020	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(4,633)	$(770)	$(5,403)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	(1,971)	—	(1,971)
Amounts reclassified from accumulated other comprehensive income (loss)	—	38	38
Tax effect	—	(10)	(10)
Net of tax amount	(1,971)	28	(1,943)
Balance at March 28, 2020	$(6,604)	$(742)	$(7,346)

Three Months Ended March 30, 2019	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(5,819)	$785	$(5,034)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	509	—	509
Amounts reclassified from accumulated other comprehensive income (loss)	—	60	60
Tax effect	—	(16)	(16)
Net of tax amount	509	44	553
Balance at March 30, 2019	$(5,310)	$829	$(4,481)

The change in defined benefit pension plans of $38 for the three months ended March 28, 2020 and $60 for the three months ended March 30, 2019 is included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
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

	Three Months Ended
	March 28, 2020	March 30, 2019
Income available to common shareholders:
Net income (loss)	$173	$(493)

Weighted-average shares:
Basic:
Outstanding	23,187	22,910
Partially-paid share subscriptions	—	162
Basic weighted-average shares	23,187	23,072

Diluted:
Basic from above	23,187	23,072
Incremental shares from assumed:
Exercise of stock subscription purchase rights	—	119
Exercise of stock options and awards	984	827
Diluted weighted-average shares	24,171	24,018

Net income (loss) per share:
Basic	$.01	$(.02)

Diluted	$.01	$(.02)

The potentially dilutive shares were excluded from the calculation of diluted net loss per share for the three months ended March 30, 2019 because their effect would have been anti-dilutive.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended March 28, 2020 follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2020	18,029,921	5,146,882	23,176,803
Shares purchased	(215,384)	(117,918)	(333,302)
Shares sold	110	207,194	207,304
Options and awards exercised	15,669	—	15,669
Shares outstanding at March 28, 2020	17,830,316	5,236,158	23,066,474

On March 28, 2020, we had 23,066,474 common and redeemable shares outstanding and employee options exercisable to purchase 936,457 common shares.
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
All participants in the offering purchasing in excess of $5 of common shares were granted a "right" to purchase one additional common share at a price of $9.85 per share for every three common shares purchased under the plan. As a result of the stock subscription, employees were granted rights to purchase 423,600 common shares. Each right could have been exercised at the rate of one-seventh per year and expired seven years after the date that the right was granted. Employees could not exercise a right if they ceased to be employed by the Company. All rights expired in August 2019.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
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
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2019 Annual Report.
Segment information reconciled to the condensed consolidated financial statements follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended March 28, 2020
Revenues	$185,749	$101,953	$578	$—		$288,280
Income (loss) from operations	15,632	(5,661)	(4,695)	(1,342)	(a)	3,934
Interest expense				(1,946)		(1,946)
Interest income				101		101
Other income (expense), net				(1,899)		(1,899)
Income before income taxes						$190
Segment assets, total	$291,426	$221,956	$—	$161,768	(b)	$675,150

Three Months Ended March 30, 2019
Revenues	$140,469	$107,395	$25	$—		$247,889
Income (loss) from operations	5,880	507	(2,968)	(453)	(a)	2,966
Interest expense				(2,151)		(2,151)
Interest income				83		83
Other income (expense), net				(1,655)		(1,655)
Loss before income tax benefit						$(757)
Segment assets, total	$231,060	$217,044	$—	$117,374	(b)	$565,478

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Reconciling adjustments from segment reporting to the condensed consolidated financial statements include unallocated corporate items:

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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three months ended March 28, 2020 and March 30, 2019 by major sources:

Three Months Ended March 28, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$141,743	$60,257	$(25)	$201,975
Grounds maintenance	—	23,066	—	23,066
Storm damage services	523	637	—	1,160
Consulting and other	43,483	17,993	603	62,079
Total revenues	$185,749	$101,953	$578	$288,280

Geography:
United States	$177,087	$95,052	$578	$272,717
Canada	8,662	6,901	—	15,563
Total revenues	$185,749	$101,953	$578	$288,280

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

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

Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company has recognized $942 of revenue for the three months ended March 28, 2020 that was included in the contract liability balance at December 31, 2019 and $1,080 of revenue for the three months ended March 30, 2019 that was included in the contract liability balance at December 31, 2018. Net contract liabilities consisted of the following:

	March 28, 2020	December 31, 2019
Contract liabilities - current	$4,320	$3,129
Contract liabilities - noncurrent	2,787	2,705
Net contract liabilities	$7,107	$5,834

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
March 28, 2020
(Amounts in thousands, except share data)

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
Our assets and liabilities measured at fair value on a recurring basis at March 28, 2020 were as follows:

		Fair Value Measurements at March 28, 2020 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at March 28, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$14,152	$14,152	$—	$—
Defined benefit pension plan assets	—	—	—	—
Liabilities:
Deferred compensation	$3,013	$—	$3,013	$—

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2019 were as follows:

		Fair Value Measurements at December 31, 2019 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,379	$15,379	$—	$—
Defined benefit pension plan assets	3,758	—	3,758	—
Liabilities:
Deferred compensation	$2,459	$—	$2,459	$—

The assets invested for self-insurance are certificates of deposit--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	March 28, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$143,000	$143,000	$62,000	$62,000
Senior unsecured notes, noncurrent	75,000	84,935	75,000	79,558
Term loans, noncurrent	2,457	2,820	6,774	7,124
Total	$220,457	$230,755	$143,774	$148,682

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
March 28, 2020
(Amounts in thousands, except share data)

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
The cases were mediated unsuccessfully in December 2018 and the State Court case was originally set for trial on January 22, 2019. However, as discussed below, all of the civil cases were later stayed on December 28, 2018 and currently remain stayed.
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
On December 28, 2018, the State Court granted the United States’ motion to stay but indicated that it would nonetheless consider certain pending matters, including: (1) Plaintiff and a co-defendant’s motions that Davey Tree be forced to produce privileged documents and testimony, which had been submitted to a Special Master for recommendation; and (2) the Defendants’ motions for summary judgment. On January 11, 2019, the Special Master issued his recommendation that both Plaintiff and the co-defendant’s motions to force Davey to disclose privileged information be denied. The State Court judge has not yet moved on the recommendation. On January 29, 2019, the State Court heard oral argument on Defendants’ motions for summary judgment, and the motions remain pending during the stay of the cases.
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
March 28, 2020
(Amounts in thousands, except share data)

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
Northern California Wildfires
On October 7, 2019 and October 8, 2019, four lawsuits were filed against multiple vegetation management contractors to PG&E, including Davey Tree, for damages resulting from the Northern California wildfires. The filing dates - exactly two years after the start of the fires - suggest that these lawsuits are intended to preserve any claims that might otherwise have become barred by the applicable statute of limitations. Davey Tree has not been served with these complaints at this time. Further, it is unclear at this time whether plaintiffs intend to prosecute these claims separately from the PG&E bankruptcy or not. In the PG&E bankruptcy, the Tort Committee, representing wildfire victims from both the 2017 and 2018 Northern California wildfires, served subpoenas on numerous contractors of PG&E, including Davey Tree Surgery Company, Davey Resource Group, and Davey Tree.
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
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP Plan. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a “401(k) plan”) feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2020, we match, in either cash or our common shares, 100% of the first three percent and 50% of the next two percent of each participant's before-tax contribution, limited to the first five percent of the employee’s compensation deferred each year. All nonbargaining domestic employees who attained age 21 and completed one year of service are eligible

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 28, 2020
(Amounts in thousands, except share data)

to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $2,272 and $4,749 as of March 28, 2020 and December 31, 2019, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $124,443 and $119,806 as of March 28, 2020 and December 31, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $126,715 and $124,555 as of March 28, 2020 and December 31, 2019, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Our Business--Our operating results are reported in two segments organized by type or class of customer: Residential and Commercial, and Utility. Residential and Commercial provides services to our residential and commercial customers including: the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life; the practice of landscaping, grounds maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and natural resource management and consulting, forestry research and development, and environmental planning. Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines and rights-of-way and chemical brush control, natural resource management and consulting, forestry research and development, and environmental planning. All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in "All Other."

Index

Impact of COVID-19
While the recent coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for our fiscal first quarter, the overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear.
We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. Where possible, we have transitioned our employees to work from home and implemented measures to ensure social distancing when providing services to our customers, including providing personal protective equipment and limiting contact within vehicles. We have also provided additional administrative leave for employees affected by COVID-19 directly or indirectly and have converted our 2020 Annual Meeting of Shareholders to a virtual-only format. We also drew $50,000 from our revolving credit facility to provide us with additional liquidity in light of of the uncertainty resulting from COVID-19.
The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, among other things.
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended
	March 28, 2020	March 30, 2019	Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	68.8	67.0	1.8
Selling	17.4	18.7	(1.3)
General and administrative	7.5	7.7	(.2)
Depreciation and amortization	5.0	5.7	(.7)
Gain on sale of assets, net	(.1)	(.3)	.2

Income from operations	1.4	1.2	.2

Other income (expense):
Interest expense	(.7)	(.9)	.2
Interest income	—	—	—
Other, net	(.6)	(.6)	—

Income (loss) before income taxes	.1	(.3)	.4

Income taxes (benefit)	—	(.1)	.1

Net income (loss)	.1%	(.2)%	.3%

Index

First Three Months—Three Months Ended March 28, 2020 Compared to Three Months Ended March 30, 2019
Our results of operations for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 follows:

	Three Months Ended
	March 28, 2020	March 30, 2019	Change	Percentage Change
Revenues	$288,280	$247,889	$40,391	16.3%

Costs and expenses:
Operating	198,393	166,016	32,377	19.5
Selling	50,112	46,304	3,808	8.2
General and administrative	21,542	19,044	2,498	13.1
Depreciation and amortization	14,604	14,212	392	2.8
Gain on sale of assets, net	(305)	(653)	348	(53.3)
	284,346	244,923	39,423	16.1

Income from operations	3,934	2,966	968	32.6
Other income (expense):
Interest expense	(1,946)	(2,151)	205	(9.5)
Interest income	101	83	18	21.7
Other, net	(1,899)	(1,655)	(244)	14.7
Income (loss) before income taxes	190	(757)	947	(125.1)

Income taxes (benefit)	17	(264)	281	(106.4)

Net income (loss)	$173	$(493)	$666	(135.1)%
Revenues--Revenues of $288,280 increased $40,391 compared with $247,889 in the first three months of 2019. Utility Services increased $45,280 or 32.2% compared with the first three months of 2019. The increase is attributable to new accounts, as well as increased work year-over-year and price increases on existing accounts within both our U.S. and Canadian operations. Most of our Utility Services segment work has been deemed essential services and has not been significantly affected by COVID-19. Residential and Commercial Services decreased $5,442 or 5.1% compared with the first three months of 2019. Decreases were predominately in grounds maintenance and storm work. While our Residential and Commercial Services segment work was deemed essential services in most states, we have experienced temporary shutdowns or work restrictions related to the COVID-19 in a few states and certain Canadian provinces. Where possible, Residential and Commercial Services employees affected by a shutdown or work restrictions have been reassigned to assist with Utility Services operations.
Operating Expenses--Operating expenses of $198,393 increased $32,377 compared with the first three months of 2019 and, as a percentage of revenues, increased to 68.8% from 67.0%. Utility Services increased $32,616 or 31.6% compared with the first three months of 2019 but, as a percentage of revenue, decreased to 73.2% from 73.5%. The increase was attributable to additional labor expense, equipment maintenance expense, fuel expense, subcontractor expense and meals and lodging expense. Residential and Commercial Services decreased $2,015 or 3.2% compared with the first three months of 2019 but, as a percentage of revenue, increased to 59.6% from 58.4%. The decrease was

Index

attributable to decreases in subcontractor expense, materials expense and chemical expense, offset by increases in labor expense, fuel, and equipment maintenance expense.
Operating expenses for the quarter also included $812 of expenses related directly to COVID-19, including $762 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions whether from the virus itself or government imposed restrictions or closures.
Fuel costs of $8,036 increased $515, or 6.8%, from the $7,521 incurred in the first three months of 2019 and impacted operating expenses within all segments. The $515 increase included usage increases approximating $613 and price decreases approximating $98. While COVID-19 did not have a significant impact on our fuel costs for the first quarter, we anticipate that cost savings will potentially be recognized in future quarters due in part to current economic issues affecting oil prices and the effect of COVID-19 on our Residential and Commercial operations.
Selling Expenses--Selling expenses of $50,112 increased $3,808 compared with the first three months of 2019 but, as a percentage of revenue, decreased to 17.4% from 18.7%. Utility Services increased $2,329 or 13.2% over the first three months of 2019 but, as a percentage of revenue, decreased to 10.7% from 12.5%. The increase was attributable to additional field management wages and incentive expense, office lease expense and communication expense. Residential and Commercial Services experienced an increase of $1,429 or 4.8% over the first three months of 2019 and, as a percentage of revenue, increased to 30.5% from 27.6%. The increase was attributable to increases in field management wages and incentive expense, office lease expense, and travel expense.
General and Administrative Expenses--General and administrative expenses of $21,542 increased $2,498 from $19,044 in the first three months of 2019. The increase was primarily attributable to increases in salary and incentive expense, computer expense and travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $14,604 increased $392 from $14,212 incurred in the first three months of 2019. The increase was attributable to higher capital expenditures and purchases of businesses in recent years necessary to support the business.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $305 for the first three months of 2020 decreased $348 from the $653 gain in the first three months of 2019. We sold fewer individual units of equipment during the first three months of 2020 as compared with the first three months of 2019 at a lower average gain per unit.
Interest Expense--Interest expense of $1,946 decreased $205 from the $2,151 incurred in the first three months of 2019. The decrease is attributable to lower interest rates during the first three months of 2020, as compared with the first three months of 2019.
Other, Net--Other expense, net, of $1,899 increased $244 from the $1,655 expense incurred in the first three months of 2019 and consisted of nonoperating income and expense, including foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first three months of 2020 were $17, as compared to a tax benefit of $264 for the first three months of 2019. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first three months of 2020 was 28.5%. Our effective tax rate for the first three months of 2019 was 28.3%. The change in the effective tax rate from statutory tax rates is primarily due to the impact of state and local taxes which are partially offset by favorable discrete items.
Net Income--Net income of $173 for the first three months of 2020 was $666 more than the net loss of $493 for the first three months of 2019.

Index

LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three months ended March 28, 2020 and March 30, 2019 follow:

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash provided by (used in):
Operating activities	$2,768	$11,428
Investing activities	(21,012)	(24,977)
Financing activities	74,173	17,564
Effect of exchange rate changes on cash	(100)	(12)
Increase in cash	$55,829	$4,003
Cash Provided By Operating Activities--Cash provided by operating activities was $2,768 for the first three months of 2020, or $8,660 less than the $11,428 provided in the first three months of 2019. The $8,660 decrease in operating cash flow was primarily attributable to a change of $19,095 related to accounts receivable, partially offset by an increase of $4,361 related to prepaid expenses, a decrease in cash used for accounts payable and accrued expenses of $5,245 and the change of $5,673 related to self-insurance reserves.
Overall, accounts receivable increased $17,161 during the first three months of 2020, as compared to a decrease of $1,934 during the first three months of 2019. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2020 increased by six days to 78 days, when compared to 72 days at the end of the first three months of 2019, with the periods being impacted by the pre-petition receivables of approximately $15,000 from PG&E. DSO excluding PG&E pre-petition receivables would be 74 and 66 days at the end of the first three months of 2020 and 2019, respectively.
Prepaid expenses decreased $8,176 in the first three months of 2020, or $4,361 more than the $3,815 decrease in the first three months of 2019. The decrease was primarily related to the reduction of prepaid payroll taxes.
Accounts payable and accrued expenses decreased $7,532 in the first three months of 2020, or $5,245 less than the $12,777 decrease in the first three months of 2019. Decreases in accrued employee compensation and advance payments from customers were partially offset by increases in trade payables and taxes payable. Self-insurance reserves increased $4,408 in the first three months of 2020, which was $5,673 more than the decrease of $1,265 experienced in the first three months of 2019.
As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers (or workforce), the negative financial impact to our results cannot be reasonably estimated, but could be material.  We are actively managing the business to maintain cash flow and we have significant liquidity.  We believe that these factors will allow us to meet our anticipated funding requirements.
Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2020 was $21,012, or $3,965 less than the $24,977 used during the first three months of 2019. The decrease was primarily the result of decreases in capital expenditures for equipment

Index

of $3,700 and a decrease in purchases of businesses of $1,090, which was partially offset by a decrease in proceeds from the sales of fixed assets of $228.
Cash Used In Financing Activities--Cash used in financing activities of $74,173 increased $56,609 during the first three months of 2020 as compared with $17,564 of cash provided during the first three months of 2019. During the first three months of 2020, our revolving credit facility, net provided $81,000 in cash as compared with $4,000 used during the first three months of 2019. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. We drew $50,000 from our revolving credit facility to provide additional liquidity as a precaution because of uncertainty resulting from COVID-19. Notes payable used a net $2,700, during the first three months of 2020, a decrease of $25,370 when compared to the $22,670 provided in the first three months of 2019, including $25,000 provided by the issuance of 4.00% Senior Notes during the first three months of 2019. Treasury share transactions (purchases and sales) used $2,845 for the first three months of 2020, $3,048 less than the $203 provided in the first three months of 2019. Dividends paid of $575 during the first three months of 2020 decreased $15 as compared with $590 paid in the first three months of 2019.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at the shareholders' request approximated $49 and $284 during the three months ended March 28, 2020 and March 30, 2019, respectively. Share repurchases, other than redeemable common shares, approximated $8,012 and $4,146 during the three months ended March 28, 2020 and March 30, 2019, respectively.
Contractual Obligations Summary and Commercial Commitments
As of March 28, 2020, total commitments related to issued letters of credit were $81,618, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,009 were issued under short-term lines of credit. As of December 31, 2019, total commitments related to issued LCs were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2020 through 2023. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At March 28, 2020, we had working capital of $185,827, and short-term lines of credit approximating $9,059 and $104,123 available under our revolving credit facility.

Index

For more information regarding our outstanding debt, see Note F, Long-Term Debt and Commitments Related to Letters of Credit.
We believe our sources of capital, at this time, provide us with the financial flexibility to meet our capital-spending plans and to continue to complete business acquisitions for at least the next twelve months and for the reasonably foreseeable future. However, we cannot predict the full extent of the potential impact resulting from the COVID-19 pandemic on our business, results of operations and sources of capital.
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
As discussed in our annual report on Form 10-K for the year ended December 31, 2019, we believe that our policies related to revenue recognition, the allowance for doubtful accounts, stock valuation and self-insurance reserves are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements, some of which have been, and may further be, exacerbated by the COVID-19 pandemic include:

▪	The coronavirus pandemic (COVID-19) has impacted, and could have a material adverse effect on our business, results of operations, financial position or cash flows.

▪	We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.

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

Index

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

▪
A disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations, could adversely affect our financial performance.

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

▪
Our facilities could be damaged or our operations could be disrupted, or our customers or vendors may be adversely affected, by events such as natural disasters, pandemics, such as COVID-19, terrorist attacks or other external events.

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
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part I - Item 1A. Risk Factors." of our annual report on Form 10-K for the year ended December 31, 2019.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
With the exception of the impacts of COVID-19, which are discussed elsewhere in this document, there have been no material changes in our reported market risks or risk management policies since the filing of our 2019 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9. 2020.

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
(b) Changes in Internal Control over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite working remotely, there have been no changes in our internal control over financial reporting during the first quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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
The cases were mediated unsuccessfully in December 2018 and the State Court case was originally set for trial on January 22, 2019. However, as discussed below, all of the civil cases were later stayed on December 28, 2018 and currently remain stayed.
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
On December 28, 2018, the State Court granted the United States’ motion to stay but indicated that it would nonetheless consider certain pending matters, including: (1) Plaintiff and a co-defendant’s motions that Davey Tree be forced to produce privileged documents and testimony, which had been submitted to a Special Master for recommendation; and (2) the Defendants’ motions for summary judgment. On January 11, 2019, the Special Master issued his recommendation that both Plaintiff and the co-defendant’s motions to force Davey to disclose privileged information be denied. The State Court judge has not yet moved on the recommendation. On January 29, 2019, the State Court heard oral argument on Defendants’ motions for summary judgment, and the motions remain pending during the stay of the cases.
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
Our Annual Report on Form 10-K for the year ended December 31, 2019, includes a detailed discussion of our risk factors. There have been no material changes to the risk factors as previously disclosed other than as described below. However, some of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 have been, and we expect will continue to further be, exacerbated by the impact of the COVID-19 pandemic.

Index

Our business, results of operations, financial position or cash flow could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).
The global spread of the coronavirus pandemic (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict including: the duration and scope of the pandemic; the impact of the pandemic on economic activity; government imposed restrictions in response to the pandemic, including the temporary shutdowns and work restrictions related to COVID-19 in a few states and certain Canadian provinces impacting our Residential and Commercial Services segment; the effect on our customers and their demand for our services; and the ability of our customers to pay for our services. Clients may slow down decision making, delay planned work or seek to terminate existing agreements. The degree of impact of COVID-19 on our customer sales demand will depend on the extent and duration of the economic contraction.
We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. Where possible, we have transitioned our employees to work from home and implemented measures to ensure social distancing when providing services to our customers. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Our increased reliance on remote access to our information systems could also increase our exposure to potential data breaches. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted.
While COVID-19 did not have a material adverse effect on our reported results for the first quarter of 2020, we are unable to predict the ultimate impact that it may have on our business, including how it will impact our customers, employees, supply chain and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2019
January 1 to January 25	1,005	$22.60	—	866,570
January 26 to February 22	645	22.60	—	866,570
February 23 to March 28	331,652	24.20	—	866,570
Total First Quarter	333,302	24.19	—

Total Year-to-Date	333,302	$24.19	—
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

Index

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	May 5, 2020	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 5, 2020	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)