Form 10-Q
period 2020-06-27
DAVEY TREE EXPERT CO
filed 2020-08-04
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 22,875,064 Common Shares, $1.00 par value, outstanding as of July 31, 2020.

Index

The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 27, 2020

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	June 27, 2020	December 31, 2019
Assets
Current assets:
Cash	$31,141	$11,000
Accounts receivable, net	268,920	231,311
Operating supplies	12,647	12,127
Other current assets	11,970	26,987
Total current assets	324,678	281,425
Property and equipment, net	207,256	199,850
Right-of-use assets - operating leases	54,188	40,033
Other assets	17,653	22,335
Intangible assets, net	10,432	10,934
Goodwill	43,804	42,285
Total assets	$658,011	$596,862
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$37,723	$41,191
Accrued expenses	65,861	52,431
Current portion of long-term debt and finance lease liabilities	18,383	24,650
Other current liabilities	48,095	47,400
Total current liabilities	170,062	165,672
Long-term debt	159,775	143,354
Lease liabilities - finance leases	4,461	1,795
Lease liabilities - operating leases	36,490	25,200
Self-insurance reserve	70,852	62,113
Other noncurrent liabilities	11,371	12,268
Total liabilities	453,011	410,402
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 5,129 and 5,147 shares at redemption value as of June 27, 2020 and December 31, 2019	127,722	124,555
Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,784 and 37,767 shares issued and outstanding before deducting treasury shares and which excludes 5,129 and 5,147 shares subject to redemption as of June 27, 2020 and December 31, 2019	37,784	37,767
Additional paid-in capital	103,291	96,366
Retained earnings	204,999	179,770
Accumulated other comprehensive loss	(6,586)	(5,403)
	339,488	308,500
Less: Cost of common shares held in treasury; 20,042 shares at June 27, 2020 and 19,737 shares at December 31, 2019	262,210	246,595
Total common shareholders' equity	77,278	61,905
Total liabilities and shareholders' equity	$658,011	$596,862

See notes to condensed consolidated financial statements (unaudited).

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues	$319,247	$301,434	$607,527	$549,323

Costs and expenses:
Operating	191,060	187,778	389,453	353,794
Selling	51,972	50,629	102,084	96,933
General and administrative	19,044	18,671	40,586	37,715
Depreciation and amortization	14,124	14,590	28,728	28,802
Gain on sale of assets, net	(1,264)	(516)	(1,569)	(1,169)
Total costs and expenses	274,936	271,152	559,282	516,075

Income from operations	44,311	30,282	48,245	33,248

Other income (expense):
Interest expense	(1,952)	(2,428)	(3,898)	(4,579)
Interest income	96	93	197	176
Other, net	(1,152)	(3,153)	(3,051)	(4,808)

Income before income taxes	41,303	24,794	41,493	24,037

Income taxes	11,518	5,047	11,535	4,783

Net income	$29,785	$19,747	$29,958	$19,254

Net income per share:
Basic	$1.31	$.86	$1.30	$.83
Diluted	$1.24	$.82	$1.24	$.80

Weighted-average shares outstanding:
Basic	22,807	22,915	22,997	23,139
Diluted	23,983	24,051	24,077	24,180

See notes to condensed consolidated financial statements (unaudited).

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$29,785	$19,747	$29,958	$19,254
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	732	698	(1,239)	1,207
Amortization of defined benefit pension items:
Net actuarial loss (gain)	17	(1,498)	33	(1,466)
Prior service cost	11	12	23	24
Defined benefit pension plan adjustments	28	(1,486)	56	(1,442)

Other comprehensive income (loss), net of tax	760	(788)	(1,183)	(235)

Comprehensive income	$30,545	$18,959	$28,775	$19,019

See notes to condensed consolidated financial statements (unaudited).

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at March 28, 2020	$37,678	$97,247	$179,368	$(7,346)	$(252,022)	$54,925
Net income	—	—	29,785	—	—	29,785
Change in 401KSOP and ESOP related shares	106	2,477	(3,591)	—	—	(1,008)
Shares sold to employees	—	3,584	—	—	4,556	8,140
Options exercised	—	(588)	—	—	1,210	622
Stock-based compensation	—	571	—	—	—	571
Dividends, $.025 per share	—	—	(563)	—	—	(563)
Currency translation adjustments	—	—	—	732	—	732
Defined benefit pension plans	—	—	—	28	—	28
Shares purchased	—	—	—	—	(15,954)	(15,954)
Balances at June 27, 2020	$37,784	$103,291	$204,999	$(6,586)	$(262,210)	$77,278

Balances at January 1, 2020	$37,767	$96,366	$179,770	$(5,403)	$(246,595)	$61,905
Net income	—	—	29,958	—	—	29,958
Change in 401KSOP and ESOP related shares	17	406	(3,591)	—	—	(3,168)
Shares sold to employees	—	6,150	—	—	6,994	13,144
Options exercised	—	(573)	—	—	1,406	833
Stock-based compensation	—	942	—	—	—	942
Dividends, $.05 per share	—	—	(1,138)	—	—	(1,138)
Currency translation adjustments	—	—	—	(1,239)	—	(1,239)
Defined benefit pension plans	—	—	—	56	—	56
Shares purchased	—	—	—	—	(24,015)	(24,015)
Balances at June 27, 2020	$37,784	$103,291	$204,999	$(6,586)	$(262,210)	$77,278

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at March 30, 2019	$37,077	$81,201	$6,408	$156,389	$(4,481)	$(236,470)	$(571)	$39,553
Net income	—	—	—	19,747	—	—	—	19,747
Change in 401KSOP and ESOP related shares	540	10,854	—	(7,945)	—	—	—	3,449
Shares sold to employees	—	1,608	—	—	—	3,088	—	4,696
Options exercised	—	(995)	—	—	—	2,208	—	1,213
Subscription shares	—	(493)	(460)	—	—	2,757	140	1,944
Stock-based compensation	—	(254)	—	—	—	—	—	(254)
Dividends, $.025 per share	—	—	—	(580)	—	—	—	(580)
Currency translation adjustments	—	—	—	—	698	—	—	698
Defined benefit pension plans	—	—	—	—	(1,486)	—	—	(1,486)
Shares purchased	—	—	—	—	—	(16,699)	—	(16,699)
Balances at June 29, 2019	$37,617	$91,921	$5,948	$167,611	$(5,269)	$(245,116)	$(431)	$52,281

Balances at January 1, 2019	$37,272	$82,623	$6,799	$157,472	$(5,034)	$(235,042)	$(729)	$43,361
Net income	—	—	—	19,254	—	—	—	19,254
Change in 401KSOP and ESOP related shares	345	6,947	—	(7,945)	—	—	—	(653)
Shares sold to employees	—	3,561	—	—	—	5,544	—	9,105
Options exercised	—	(1,009)	—	—	—	2,289	—	1,280
Subscription shares	—	(568)	(851)	—	—	3,222	298	2,101
Stock-based compensation	—	367	—	—	—	—	—	367
Dividends, $.05 per share	—	—	—	(1,170)	—	—	—	(1,170)
Currency translation adjustments	—	—	—	—	1,207	—	—	1,207
Defined benefit pension plans	—	—	—	—	(1,442)	—	—	(1,442)
Shares purchased	—	—	—	—	—	(21,129)	—	(21,129)
Balances at June 29, 2019	$37,617	$91,921	$5,948	$167,611	$(5,269)	$(245,116)	$(431)	$52,281

See notes to condensed consolidated financial statements (unaudited).

Index

THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Operating activities
Net income	$29,958	$19,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,728	28,802
Other	(98)	270
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(38,170)	(15,960)
Accounts payable and accrued expenses	10,563	(609)
Self-insurance reserve	8,498	1,690
Prepaid expenses	14,319	9,178
Other, net	3,761	1,661
	27,601	25,032
Net cash provided by operating activities	57,559	44,286
Investing activities
Capital expenditures:
Equipment	(31,239)	(37,192)
Land and buildings	(1,105)	(229)
Purchases of businesses, net of cash acquired and debt incurred	(1,826)	(3,030)
Proceeds from sales of fixed assets	1,949	1,634
Net cash used in investing activities	(32,221)	(38,817)
Financing activities
Revolving credit facility borrowings	396,500	264,500
Revolving credit facility payments	(375,500)	(278,500)
Purchase of common shares for treasury	(24,016)	(21,129)
Sale of common shares from treasury	13,978	12,486
Dividends paid	(1,138)	(1,170)
Proceeds from notes payable	66,021	51,073
Payments of notes payable	(79,881)	(38,587)
Payments of finance leases	(1,062)	(860)
Net cash used in financing activities	(5,098)	(12,187)
Effect of exchange rate changes on cash	(99)	114
Increase (Decrease) in cash	20,141	(6,604)
Cash, beginning of period	11,000	22,661
Cash, end of period	$31,141	$16,057
Supplemental cash flow information follows:
Interest paid	$3,987	$4,523
Income taxes paid	2,765	827

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

A.Basis of Financial Statement Preparation
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
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first six months of our fiscal year, the overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain due to its continual evolution and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, among other things.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended June 27, 2020 is referred to as the second quarter of 2020, and the fiscal quarter ended June 29, 2019 is referred to as the second quarter of 2019.
Recent Accounting Guidance
Accounting Standards Adopted in 2020
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326)--In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." ASU 2016-13 replaced the incurred loss impairment methodology in GAAP for most financial instruments, including trade receivables, with an impairment model, known as the current expected credit loss model that is based

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

on expected losses rather than incurred losses. The Company adopted the new standard effective January 1, 2020, and it did not have a material effect on the Company's results of operations.
Accounting Standards Not Yet Adopted
Accounting Standards Update 2019-12, Income Taxes (Topic 740)– Simplifying the Accounting for Income Taxes--In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12)", which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

B.	Seasonality of Business
Due to the seasonality of our business, our operating results for the three and six months ended June 27, 2020 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2020. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

C.	Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	June 27, 2020	December 31, 2019
Accounts receivable	$204,207	$176,849
Unbilled Receivables(1)	68,509	58,277
	272,716	235,126
Less allowances for doubtful accounts	3,796	3,815
Accounts receivable, net	$268,920	$231,311

(1)	Unbilled Receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprise the amounts included in the balance sheets:

Other current assets	June 27, 2020	December 31, 2019
Refundable income taxes	$—	$339
Prepaid expenses	11,258	25,664
Other	712	984
Total	$11,970	$26,987

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

Property and equipment, net	June 27, 2020	December 31, 2019
Land and land improvements	$19,169	$19,270
Buildings and leasehold improvements	45,293	44,414
Equipment	617,446	604,211
	681,908	667,895
Less accumulated depreciation	474,652	468,045
Total	$207,256	$199,850

Other assets, noncurrent	June 27, 2020	December 31, 2019
Assets invested for self-insurance	$12,000	$15,426
Investment--cost-method affiliate	1,267	1,314
Other	4,386	5,595
Total	$17,653	$22,335

Accrued expenses	June 27, 2020	December 31, 2019
Employee compensation	$20,298	$26,381
Accrued compensated absences	10,727	10,744
Self-insured medical claims	4,104	1,824
Income tax payable	14,809	6,420
Customer advances, deposits	1,367	1,674
Taxes, other than income	11,043	1,775
Other	3,513	3,613
Total	$65,861	$52,431

Other current liabilities	June 27, 2020	December 31, 2019
Notes payable	$—	$1,853
Current portion of:
Lease liability-operating leases	17,463	14,665
Self-insurance reserve	30,632	30,882
Total	$48,095	$47,400

Other noncurrent liabilities	June 27, 2020	December 31, 2019
Pension and retirement plans	$6,830	$6,552
Deferred income taxes	503	567
Other	4,038	5,149
Total	$11,371	$12,268

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

D.	Business Combinations
Our investments in businesses during the first six months of 2020 were $2,740, including liabilities assumed of $380 and debt issued, in the form of notes payable to the sellers, of $534, and have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the six months ended June 29, 2019, our investment in businesses was $4,480, including liabilities assumed of $314 and debt issued, in the form of notes payable to the sellers, of $1,133.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	June 27, 2020	December 31, 2019
Detail of acquisitions:
Assets acquired:
Cash	$—	$3
Receivables	—	2,332
Operating supplies	23	84
Prepaid expense	—	27
Equipment	426	1,837
Deposits and other	—	96
Intangibles	935	4,067
Goodwill	1,356	4,174
Liabilities assumed	(380)	(1,479)
Debt issued for purchases of businesses	(534)	(2,612)
Cash paid	$1,826	$8,529

The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended June 27, 2020 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the six months ended June 27, 2020, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of six years and the non-competition agreements were assigned an average useful life of five years.
Subsequent to June 27, 2020 and through August 4, 2020, we acquired a business approximating $2,500 with no liabilities assumed and debt issued of $500. The acquired company is in our Residential and Commercial segment and is located in Ohio. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

E.	Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	June 27, 2020		December 31, 2019
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$28,993	$21,037	$28,301	$20,024
Employment-related	8,525	7,553	8,391	7,348
Tradenames	7,495	5,991	7,402	5,788
Amortized intangible assets	45,013	$34,581	44,094	$33,160
Less accumulated amortization	34,581		33,160
Identified intangible assets, net	$10,432		$10,934

Goodwill	$43,804		$42,285

The changes in the carrying amounts of goodwill, by segment, for the six months ended June 27, 2020 and June 29, 2019 follow:

	Balance at January 1, 2020	Acquisitions	Translation and Other Adjustments	Balance at June 27, 2020
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	37,374	1,356	163	38,893
Total	$42,285	$1,356	$163	$43,804

	Balance at January 1, 2019	Acquisitions	Translation and Other Adjustments	Balance at June 29, 2019
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	33,060	1,379	138	34,577
Total	$37,971	$1,379	$138	$39,488

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of June 27, 2020 was as follows:

Estimated Future Amortization Expense
Remaining six months of 2020	$1,317
2021	2,308
2022	2,078
2023	1,909
2024	1,435
Thereafter	1,385
$10,432

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

F.	Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	June 27, 2020	December 31, 2019
Revolving credit facility:
Swing-line borrowings	$—	$10,000
LIBOR borrowings	83,000	52,000
	83,000	62,000
Senior unsecured notes:
5.09% Senior unsecured notes	6,000	6,000
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	81,000	81,000
Term loans	12,596	24,076
	176,596	167,076
Less debt issuance costs	326	420
Less current portion	16,495	23,302
	$159,775	$143,354

Revolving Credit Facility --As of June 27, 2020, we had a $250,000 revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of June 27, 2020, we had unused commitments under the facility approximating $164,123, with $85,877 committed, consisting of borrowings of $83,000 and issued letters of credit of $2,877.
Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
5.09% Senior Unsecured Notes--During July 2010, we issued 5.09% Senior Unsecured Notes, Series A (the "5.09% Senior Notes"), in the aggregate principal amount of $30,000 pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers of the 5.09% Senior Notes. The 5.09% Senior Notes were due and repaid in full on July 22, 2020.
The 5.09% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on July 22, 2016 (the sixth anniversary of

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at June 27, 2020 were as follows: 2020--$11,312; 2021--$6,171; 2022--$83,941; 2023--$172; 2024--$15,000; and thereafter $60,000.
Accounts Receivable Securitization Facility--In May 2020, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to May 18, 2021. In addition to extending the termination date, the Amendment included a change to the letter of credit ("LC") issuance fee payable under the terms of the agreement.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

The AR Securitization program has a limit of $100,000, of which $76,732 was issued for LCs as of both June 27, 2020 and December 31, 2019.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of June 27, 2020--to the bank in exchange for the bank issuing LCs.
Pre-petition receivables from PG&E Corporation and its regulated utility subsidiary, Pacific Gas and Electric Company (collectively, "PG&E"), which had filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020, while remaining in the securitized pool, are considered ineligible and are excluded from performance ratios and reserves.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of 1.00% per annum (.90% previously) on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to a reserve-adjusted LIBOR or, in certain circumstances, a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50% and, following any default, 2.00% plus the greater of (a) adjusted LIBOR and (b) a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50%.
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
Total Commitments Related to Issued Letters of Credit--As of June 27, 2020, total commitments related to issued LCs were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit. As of December 31, 2019, total commitments related to issued LCs were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
As of June 27, 2020, we were in compliance with all debt covenants.

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
June 27, 2020
(Amounts in thousands, except share data)

recognized in our Condensed Consolidated Balance Sheet related to leases:

	Condensed Consolidated Balance Sheet Classification	June 27, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use assets - operating leases	$54,188	$40,033
Finance lease assets	Property and equipment, net	6,618	3,183
Total lease assets		$60,806	$43,216
Liabilities
Current operating lease liabilities	Other current liabilities	$17,463	$14,665
Non-current operating lease liabilities	Lease liabilities - operating leases	36,490	25,200
Total operating lease liabilities		53,953	39,865
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	1,888	1,348
Non-current finance lease liabilities	Lease liabilities - finance leases	4,461	1,795
Total finance lease liabilities		6,349	3,143
Total lease liabilities		$60,302	$43,008

The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Six Months Ended
	Condensed Consolidated Statements of Operations Classification	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Operating lease cost	Operating expense	$2,660	$1,629	$4,899	$3,067
Operating lease cost	Selling expense	2,412	2,158	4,805	4,325
Operating lease cost	General and administrative expense	221	202	455	403
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	483	340	834	685
Interest expense on lease liabilities	Interest expense	35	29	58	63
Other lease cost (1)	Operating expense	912	1,011	2,679	1,730
Other lease cost (1)	Selling expense	298	270	669	616
Other lease cost (1)	General and administrative expense	9	1	18	3
Total lease cost		$7,030	$5,640	$14,417	$10,892

(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease term as of June 27, 2020.

Operating leases	4.1 years
Finance leases	5.3 years

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of June 27, 2020.

Operating leases	3.26%
Finance leases	2.01%

Supplemental Cash Flow Information Related to Leases

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10,313)	$(8,175)
Operating cash flows from finance leases	(58)	(63)
Financing cash flows from finance leases	(1,062)	(860)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	24,024	47,779
Finance leases	4,268	—

Maturity Analysis of Lease Liabilities

	As of June 27, 2020
	Operating Leases	Finance Leases
Remaining six months of 2020	$10,145	$787
2021	16,719	1,900
2022	13,090	973
2023	7,238	773
2024	4,370	702
Thereafter	5,817	1,541
Total lease payments	57,379	6,676
Less interest	3,426	327
Total	$53,953	$6,349

H.	Stock-Based Compensation
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
June 27, 2020
(Amounts in thousands, except share data)

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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Compensation expense, all share-based payment plans	$964	$776	$1,709	$1,529

Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $668 being recognized for the six months ended June 27, 2020 and $536 for the six months ended June 29, 2019.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $285 for the six months ended June 27, 2020 and $315 for the six months ended June 29, 2019.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

The following table summarizes our SSARs as of June 27, 2020.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2020	262,705	$3.47
Granted	—	—
Forfeited	(2,254)	3.53
Vested	(119,255)	3.32
Unvested, June 27, 2020	141,196	$3.60	1.4 years	$377	$3,417

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. Compensation expense for SSARs was $146 for the six months ended June 27, 2020 and $190 for the six months ended June 29, 2019.
Restricted Stock Units--During the six months ended June 27, 2020, the Compensation Committee awarded 86,959 PRSUs to certain management employees and 11,904 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of June 27, 2020.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2020	224,259	$17.11
Granted	98,863	23.74
Forfeited	(1,871)	17.37
Vested	(65,944)	15.52
Unvested, June 27, 2020	255,307	$20.09	2.9 years	$3,335	$6,178
Employee PRSUs	220,157	$19.92	3.2 years	$2,842	$5,328
Nonemployee Director RSUs	35,150	$21.14	1.9 years	$493	$851

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the exercise price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $610 for the six months ended June 27, 2020 and $488 for the six months ended June 29, 2019.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Six Months Ended
	June 27, 2020	June 29, 2019
Volatility rate	9.7%	9.9%
Risk-free interest rate	.7%	2.3%
Expected dividend yield	.4%	.7%
Expected life of awards (years)	8.1	8.8

General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 27, 2020.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2020	1,428,082	$15.13
Granted	174,897	24.20
Exercised	(57,469)	11.48
Forfeited	(8,335)	15.46
Outstanding, June 27, 2020	1,537,175	$16.29	5.8 years	$12,159

Exercisable, June 27, 2020	1,060,493	$14.17	4.6 years	$10,637

As of June 27, 2020, there was approximately $1,586 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.1 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, SSARs, RSUs, PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

I.	Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$—	$30	$—	$75
Interest cost on projected benefit obligation	27	61	53	136
Expected return on plan assets	—	(14)	—	(37)
Settlement loss	—	1,677	—	1,677
Amortization of net actuarial loss	22	31	44	75
Amortization of prior service cost	16	16	32	32
Net pension expense of defined benefit pension plans	$65	$1,801	$129	$1,958

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
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the six months ended June 27, 2020 was 28.0%. Our annual effective tax rate for the six months ended June 29, 2019 was estimated at 19.9%. Our actual effective tax rate was 27.9% and 20.4% for the three months ended June 27, 2020 and June 29, 2019, respectively. Our effective tax rate was 27.8% and 19.9% for the six months ended June 27, 2020 and June 29, 2019, respectively. The change in the effective tax rate from statutory tax rates is primarily due to the impact of state and local taxes which are partially offset by favorable discrete items.
On March 27, 2020, Congress approved and the President signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The Company is currently evaluating several significant business tax provisions, such as net operating losses and employee retention credits to determine the impact on the Company.
As of June 27, 2020, we had unrecognized tax benefits of $1,908, of which $712 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $72. At December 31, 2019, we had unrecognized tax benefits of $1,850, of which $654 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $64. Unrecognized tax benefits

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2016. As of June 27, 2020, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

K.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and six months ended June 27, 2020 and the three and six months ended June 29, 2019:

Three Months Ended June 27, 2020	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2020	$(6,604)	$(742)	$(7,346)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$732	$—	$732
Amounts reclassified from accumulated other comprehensive income (loss)	—	38	38
Tax effect	—	(10)	(10)
Net of tax amount	732	28	760
Balance at June 27, 2020	$(5,872)	$(714)	$(6,586)

Three Months Ended June 29, 2019	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 30, 2019	$(5,310)	$829	$(4,481)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$698	$—	$698
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,655)	(1,655)
Tax effect	—	169	169
Net of tax amount	698	(1,486)	(788)
Balance at June 29, 2019	$(4,612)	$(657)	$(5,269)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

Six Months Ended June 27, 2020	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(4,633)	$(770)	$(5,403)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	(1,239)	—	(1,239)
Amounts reclassified from accumulated other comprehensive income (loss)	—	76	76
Tax effect	—	(20)	(20)
Net of tax amount	(1,239)	56	(1,183)
Balance at June 27, 2020	$(5,872)	$(714)	$(6,586)

Six Months Ended June 29, 2019	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(5,819)	$785	$(5,034)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	1,207	—	1,207
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,595)	(1,595)
Tax effect	—	153	153
Net of tax amount	1,207	(1,442)	(235)
Balance at June 29, 2019	$(4,612)	$(657)	$(5,269)

The change in defined benefit pension plans of $38 and $76 for the three and six months ended June 27, 2020, respectively, and $(1,655) and $(1,595) for the three and six months ended June 29, 2019, respectively, is included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
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

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Income available to common shareholders:
Net income	$29,785	$19,747	$29,958	$19,254

Weighted-average shares (in thousands):
Basic:
Outstanding	22,807	22,764	22,997	22,837
Partially-paid share subscriptions	—	151	—	302
Basic weighted-average shares	22,807	22,915	22,997	23,139

Diluted:
Basic from above	22,807	22,915	22,997	23,139
Incremental shares from assumed:
Exercise of stock subscription purchase rights	—	88	—	104
Exercise of stock options and awards	1,176	1,048	1,080	937
Diluted weighted-average shares	23,983	24,051	24,077	24,180

Net income per share:
Basic	$1.31	$.86	$1.30	$.83

Diluted	$1.24	$.82	$1.24	$.80

Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended June 27, 2020 follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2020	18,029,921	5,146,882	23,176,803
Shares purchased	(667,353)	(325,497)	(992,850)
Shares sold	263,096	308,003	571,099
Options and awards exercised	116,980	—	116,980
Shares outstanding at June 27, 2020	17,742,644	5,129,388	22,872,032

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

On June 27, 2020, we had 22,872,032 common and redeemable shares outstanding and employee options exercisable to purchase 1,060,493 common shares.
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
June 27, 2020
(Amounts in thousands, except share data)

Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2019 Annual Report.
Segment information reconciled to the condensed consolidated financial statements follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended June 27, 2020
Revenues	$176,735	$142,905	$(393)	$—		$319,247
Income (loss) from operations	20,884	27,630	(3,552)	(651)	(a)	44,311
Interest expense				(1,952)		(1,952)
Interest income				96		96
Other income (expense), net				(1,152)		(1,152)
Income before income taxes						$41,303
Segment assets, total	$301,477	$231,985	$—	$124,549	(b)	$658,011

Three Months Ended June 29, 2019
Revenues	$151,192	$149,970	$272	$—		$301,434
Income (loss) from operations	9,995	26,598	(5,401)	(910)	(a)	30,282
Interest expense				(2,428)		(2,428)
Interest income				93		93
Other income (expense), net				(3,153)		(3,153)
Income before income taxes						$24,794
Segment assets, total	$235,687	$233,220	$—	$101,242	(b)	$570,149

Six Months Ended June 27, 2020
Revenues	$362,484	$244,858	$185	$—		$607,527
Income (loss) from operations	36,516	21,969	(8,247)	(1,993)	(a)	48,245
Interest expense				(3,898)		(3,898)
Interest income				197		197
Other income (expense), net				(3,051)		(3,051)
Income before income taxes						$41,493
Segment assets, total	$301,477	$231,985	$—	$124,549	(b)	$658,011

Six Months Ended June 29, 2019
Revenues	$291,661	$257,365	$297	$—		$549,323
Income (loss) from operations	15,875	27,105	(8,369)	(1,363)	(a)	33,248
Interest expense				(4,579)		(4,579)
Interest income				176		176
Other income (expense), net				(4,808)		(4,808)
Income before income tax benefit						$24,037
Segment assets, total	$235,687	$233,220	$—	$101,242	(b)	$570,149

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and six months ended June 27, 2020 and June 29, 2019 by major sources:

Three Months Ended June 27, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$131,607	$83,504	$(86)	$215,025
Grounds maintenance	—	40,991	—	40,991
Storm damage services	502	1,341	—	1,843
Consulting and other	44,626	17,069	(307)	61,388
Total revenues	$176,735	$142,905	$(393)	$319,247

Geography:
United States	$168,479	$133,674	$(393)	$301,760
Canada	8,256	9,231	—	17,487
Total revenues	$176,735	$142,905	$(393)	$319,247

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

Three Months Ended June 29, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$112,823	$86,450	$7	$199,280
Grounds maintenance	—	45,657	—	45,657
Storm damage services	152	988	—	1,140
Consulting and other	38,217	16,875	265	55,357
Total revenues	$151,192	$149,970	$272	$301,434

Geography:
United States	$140,701	$139,437	$272	$280,410
Canada	10,491	10,533	—	21,024
Total revenues	$151,192	$149,970	$272	$301,434

Six Months Ended June 27, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$273,350	$143,761	$(111)	$417,000
Grounds maintenance	—	64,054	—	64,054
Storm damage services	1,026	1,978	—	3,004
Consulting and other	88,108	35,065	296	123,469
Total revenues	$362,484	$244,858	$185	$607,527

Geography:
United States	$345,566	$228,726	$185	$574,477
Canada	16,918	16,132	—	33,050
Total revenues	$362,484	$244,858	$185	$607,527

Six Months Ended June 29, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$216,209	$146,877	$(4)	$363,082
Grounds maintenance	—	73,599	—	73,599
Storm damage services	1,224	2,613	—	3,837
Consulting and other	74,228	34,276	301	108,805
Total revenues	$291,661	$257,365	$297	$549,323

Geography:
United States	$270,583	$240,436	$297	$511,316
Canada	21,078	16,929	—	38,007
Total revenues	$291,661	$257,365	$297	$549,323

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company has recognized $318 and $1,260 of revenue for the three and six months ended June 27, 2020, respectively, that was included in the contract liability balance at December 31, 2019 and $594 and $1,674 of revenue for the three and six months ended June 29, 2019, respectively, that was included in the contract liability balance at December 31, 2018. Net contract liabilities consisted of the following:

	June 27, 2020	December 31, 2019
Contract liabilities - current	$3,674	$3,129
Contract liabilities - noncurrent	1,584	2,705
Net contract liabilities	$5,258	$5,834

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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

Our assets and liabilities measured at fair value on a recurring basis at June 27, 2020 were as follows:

		Fair Value Measurements at June 27, 2020 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at June 27, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$12,000	$12,000	$—	$—
Liabilities:
Deferred compensation	$3,044	$—	$3,044	$—

Our assets and liabilities measured at fair value on a recurring basis at December 31, 2019 were as follows:

		Fair Value Measurements at December 31, 2019 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,402	$15,402	$—	$—
Liabilities:
Deferred compensation	$2,786	$—	$2,786	$—

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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	June 27, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$83,000	$83,000	$62,000	$62,000
Senior unsecured notes, noncurrent	75,000	84,340	75,000	79,558
Term loans, noncurrent	2,101	2,407	6,774	7,124
Total	$160,101	$169,747	$143,774	$148,682

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

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
June 27, 2020
(Amounts in thousands, except share data)

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
On June 20, 2020, the Court confirmed PG&E's Plan of Reorganization (the "Plan") filed as part of its Chapter 11 bankruptcy proceeding. On July 1, 2020, PG&E emerged from Chapter 11, successfully completing its restructuring process and implementing the Plan. In the Plan, unsecured creditors, like Davey Tree, will be paid in full with interest accruing on the past amounts due at the federal judgment rate and Davey Tree’s primary contracts were assumed by PG&E. Due to PG&E’s implementation of the Plan, we do not anticipate PG&E's bankruptcy to have a material impact on our future cash flows and results of operations as we will receive full payment for the amounts owed.
Northern California Wildfires
On October 7, 2019 and October 8, 2019, four lawsuits were filed against multiple vegetation management contractors to PG&E, including Davey Tree, for damages resulting from the Northern California wildfires. The filing dates - exactly two years after the start of the fires - suggest that these lawsuits are intended to preserve any claims that might otherwise have become barred by the applicable statute of limitations. Davey Tree has been served with only one of the four complaints, in the case of Quinisha Kyree Abram v. ACRT, Inc., et. al, Case No. CGC-19-579861 filed in the Superior Court of the State of California, County of San Francisco (the “Abram case”). The Abram case was initially stayed until July 29, 2020, and later that stay was extended until September 30, 2020. Davey Tree has filed a demurrer and motion to dismiss in this action. In the PG&E bankruptcy, the Tort Committee, representing wildfire victims from both the 2017 and 2018 Northern

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

California wildfires, served subpoenas on numerous contractors of PG&E, including Davey Tree Surgery Company, Davey Resource Group, and Davey Tree, and Davey Tree responded.
In addition, an action was brought against Davey Tree in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company on August 8, 2019. On October 8, 2019, the court issued an order staying that action. The court deferred ruling on Davey’s demurrer and motion to dismiss the complaint based on the absence of PG&E as an indispensable party. The court initially stayed any activity in the case until July 14, 2020, and then the court extended the stay until December 15, 2020.
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $3,959 and $4,749 as of June 27, 2020 and December 31, 2019, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $123,763 and $119,806 as of June 27, 2020 and December 31, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $127,722 and $124,555 as of June 27, 2020 and December 31, 2019, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2020
(Amounts in thousands, except share data)

are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Impact of COVID-19
While the recent coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for our current fiscal quarter, the overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear due to the inherent uncertainty surrounding COVID-19, given its continual evolution.
We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. Where possible, we have transitioned our employees to work from home and implemented measures to ensure social distancing when providing services to our customers, including providing personal protective equipment and limiting contact within vehicles. We have also provided additional administrative leave for employees affected by COVID-19 directly or indirectly and converted our 2020 Annual Meeting of Shareholders to a virtual-only format. We also drew $50,000 from our revolving credit facility to provide us with additional liquidity in light of of the uncertainty resulting from COVID-19. The $50,000 additional borrowing from our revolving credit facility was repaid in the second quarter of 2020. In the first six months of 2020, we have incurred expenses of $2,195 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment. We have also experienced a reduction of travel expenses of approximately $1,800 largely related to restrictions imposed as a response to the pandemic.
The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak,

Index

whether there is a "second wave" and actions by government authorities to contain the pandemic or treat its impact, among other things. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business increases the longer the coronavirus impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn or recession that has occurred or may occur.
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended			Six Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	59.8	62.3	(2.5)	64.1	64.4	(.3)
Selling	16.3	16.8	(.5)	16.8	17.6	(.8)
General and administrative	6.0	6.2	(.2)	6.7	6.9	(.2)
Depreciation and amortization	4.4	4.8	(.4)	4.7	5.2	(.5)
Gain on sale of assets, net	(.4)	(.1)	(.3)	(.2)	(.2)	—

Income from operations	13.9	10.0	3.9	7.9	6.1	1.8

Other income (expense):
Interest expense	(.6)	(.8)	.2	(.6)	(.8)	.2
Interest income	—	—	—	—	—	—
Other, net	(.4)	(1.0)	.6	(.5)	(1.0)	.5

Income before income taxes	12.9	8.2	4.7	6.8	4.3	2.5

Income taxes	3.6	1.7	1.9	1.9	.9	1.0

Net income	9.3%	6.6%	2.7%	4.9%	3.5%	1.4%

Index

Second Quarter—Three Months Ended June 27, 2020 Compared to Three Months Ended June 29, 2019

Our results of operations for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 follows:

	Three Months Ended
	June 27, 2020	June 29, 2019	Change	Percentage Change
Revenues	$319,247	$301,434	$17,813	5.9%

Costs and expenses:
Operating	191,060	187,778	3,282	1.7
Selling	51,972	50,629	1,343	2.7
General and administrative	19,044	18,671	373	2.0
Depreciation and amortization	14,124	14,590	(466)	(3.2)
Gain on sale of assets, net	(1,264)	(516)	(748)	145.0
	274,936	271,152	3,784	1.4

Income from operations	44,311	30,282	14,029	46.3
Other income (expense):
Interest expense	(1,952)	(2,428)	476	(19.6)
Interest income	96	93	3	3.2
Other, net	(1,152)	(3,153)	2,001	(63.5)
Income before income taxes	41,303	24,794	16,509	66.6

Income taxes	11,518	5,047	6,471	128.2

Net income	$29,785	$19,747	$10,038	50.8%
Revenues--Revenues of $319,247 increased $17,813 compared with $301,434 in the second quarter of 2019. Utility Services increased $25,543 or 16.9% compared with the second quarter of 2019. The increase is attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Most of our Utility Services segment work has been deemed essential services and has not been significantly affected by COVID-19. Residential and Commercial Services decreased $7,065 or 4.7% from the second quarter of 2019. Decreases were primarily in grounds maintenance and tree and plant care revenues. While our Residential and Commercial Services segment work was deemed essential services in most states, we experienced temporary shutdowns or work restrictions related to the COVID-19 in a few states and certain Canadian provinces. Where possible, Residential and Commercial Services employees affected by a shutdown or work restrictions have been reassigned to assist with Utility Services operations.
Operating Expenses--Operating expenses of $191,060 increased $3,282 compared with the second quarter of 2019. Utility Services increased $12,775 or 11.7% compared with the second quarter of 2019 but, as a percentage of revenue, decreased to 69.1% from 72.3%. The increase is attributable to additional expenses for labor and subcontractor expenses which were partially offset by a decrease in fuel expense. Residential and Commercial Services decreased $7,911 or 10.5% compared with the second quarter of 2019 and, as a percentage of revenue, decreased to 47.3% from 50.4%. The decrease is primarily attributable to decreases in labor, fuel expense, subcontractor expense, tools and parts expense and materials expense.

Index

Operating expenses for the quarter also included $1,383 of expenses related directly to COVID-19, including $763 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions whether from the virus itself or government imposed restrictions or closures.
Fuel costs of $7,102 decreased $2,378, or 25.1%, from the $9,480 incurred in the second quarter of 2019 and impacted operating expenses within all segments. The $2,378 decrease included usage decreases approximating $461 and price decreases approximating $1,917.
Selling Expenses--Selling expenses of $51,972 increased $1,343 compared with the second quarter of 2019 but, as a percentage of revenues, decreased to 16.3% from 16.8%. Utility Services increased $2,006 or 11.2% compared to the second quarter of 2019 but, as a percentage of revenue, decreased to 11.3% from 11.9%. The increase is attributable to increases in field management wages and incentive expense which was partially offset by a decrease in travel expense. Residential and Commercial Services decreased $1,029 or 3.1% from the second quarter of 2019 but, as a percentage of revenue, increased to 22.9% from 22.5%. The decrease was primarily attributable to decreases in travel expense and employee development expenses which were partially offset by an increase in field management expense.
General and Administrative Expenses--General and administrative expenses of $19,044 increased $373 from $18,671 in the second quarter of 2019. The increase is attributable to salary and incentive expense which was partially offset by a decrease in travel and living expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $14,124 decreased $466 from $14,590 incurred in the second quarter of 2019, primarily due to decreased capital expenditures and fewer purchases of businesses in recent years.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,264 for the second quarter of 2020 increased $748 from the $516 gain in the second quarter of 2019. We sold more units of equipment in the second quarter of 2020 as compared with the second quarter of 2019.
Interest Expense--Interest expense of $1,952 decreased $476 from the $2,428 incurred in the second quarter of 2019. The decrease is attributable to lower interest rates during the second quarter of 2020, as compared with the second quarter of 2019.
Other, Net--Other expense, net, of $1,152 decreased $2,001 from the $3,153 of other expense incurred in the second quarter of 2019 and consisted of nonoperating income and expense, including pension expense and foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the second quarter of 2020 were $11,518, as compared to $5,047 for the second quarter of 2019. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate as of the second quarter of 2020 was 27.9%, as compared with the second quarter of 2019 effective tax rate of 20.4%.
Net Income--Net income of $29,785 for the second quarter of 2020 was $10,038 more than the $19,747 net income for the second quarter of 2019.

Index

First Half—Six Months Ended June 27, 2020 Compared to Six Months Ended June 29, 2019
Our results of operations for the six months ended June 27, 2020 compared to the six months ended June 29, 2019 follows:

	Six Months Ended
	June 27, 2020	June 29, 2019	Change	Percentage Change
Revenues	$607,527	$549,323	$58,204	10.6%

Costs and expenses:
Operating	389,453	353,794	35,659	10.1
Selling	102,084	96,933	5,151	5.3
General and administrative	40,586	37,715	2,871	7.6
Depreciation and amortization	28,728	28,802	(74)	(.3)
Gain on sale of assets, net	(1,569)	(1,169)	(400)	34.2
	559,282	516,075	43,207	8.4

Income from operations	48,245	33,248	14,997	45.1
Other income (expense):
Interest expense	(3,898)	(4,579)	681	(14.9)
Interest income	197	176	21	11.9
Other, net	(3,051)	(4,808)	1,757	(36.5)
Income before income taxes	41,493	24,037	17,456	72.6

Income taxes	11,535	4,783	6,752	141.2

Net income	$29,958	$19,254	$10,704	55.6%
Revenues--Revenues of $607,527 increased $58,204 compared with $549,323 in the first half of 2019. Utility Services increased $70,823 or 24.3% compared with the first half of 2019. The increase is attributable to new accounts, as well as increased work year-over-year and price increases on existing accounts within both our U.S. and Canadian operations. Most of our Utility Services segment work has been deemed essential services and has not been significantly affected by COVID-19. Residential and Commercial Services decreased $12,507 or 4.9% compared with the first half of 2019. Decreases were predominately in grounds maintenance and tree and plant care. While our Residential and Commercial Services segment work was deemed essential services in most states, we experienced temporary shutdowns or work restrictions related to the COVID-19 in a few states and certain Canadian provinces. Where possible, Residential and Commercial Services employees affected by a shutdown or work restrictions were reassigned to assist with Utility Services operations.
Operating Expenses--Operating expenses of $389,453 increased $35,659 compared with the first half of 2019 but, as a percentage of revenues, decreased to 64.1% from 64.4%. Utility Services increased $45,391 or 21.3% compared with the first half of 2019 but, as a percentage of revenue, decreased to 71.2% from 73.0%. The increase was attributable to increases in additional labor expense, equipment maintenance expense, subcontractor expense and meals and lodging expense which were partially offset by a decrease in fuel expense. Residential and Commercial Services decreased $9,926 or 7.2% compared with the first half of 2019 and, as a percentage of revenue, decreased to 52.4% from 53.7%. The decrease was primarily attributable to decreases in labor, fuel expense, subcontractor expense, materials expense and chemical expense.

Index

Operating expenses for the period also included $2,195 of expenses related directly to COVID-19, including $1,525 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions whether from the virus itself or government imposed restrictions or closures.
Fuel costs of $15,138 decreased $1,863, or 11.0%, from the $17,001 incurred in the first half of 2019 and impacted operating expenses within all segments. The $1,863 decrease included usage decreases approximating $223 and price decreases approximating $1,640.
Selling Expenses--Selling expenses of $102,084 increased $5,151 compared with the first half of 2019 but, as a percentage of revenue, decreased to 16.8% from 17.6%. Utility Services increased $4,335 or 12.2% compared to the first half of 2019 but, as a percentage of revenue, decreased to 11.0% from 12.2%. The increase was primarily attributable to additional field management wages and incentive expense, which was partially offset by a decrease in field management travel expense. Residential and Commercial Services experienced an increase of $400 or .6% compared to the first half of 2019 and, as a percentage of revenue, increased to 26.0% from 24.6%. The increase was attributable to increases in field management wages and incentive expense which was partially offset by a decrease in travel expense.
General and Administrative Expenses--General and administrative expenses of $40,586 increased $2,871 from $37,715 in the first half of 2019. The increase was primarily attributable to an increase in salary and incentive expense which was partially offset by a decrease in travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $28,728 decreased $74 from $28,802 incurred in the first half of 2019. The decrease was attributable to lower capital expenditures in recent years necessary to support the business.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,569 for the first half of 2020 increased $400 from the $1,169 gain in the first half of 2019. We sold more individual units of equipment during the first half of 2020 as compared with the first half of 2019.
Interest Expense--Interest expense of $3,898 decreased $681 from the $4,579 incurred in the first half of 2019. The decrease is attributable to lower interest rates during the first six months of 2020, as compared with the first six months of 2019.
Other, Net--Other expense, net, of $3,051 decreased $1,757 from the $4,808 expense incurred in the first half of 2019 and consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first half of 2020 were $11,535, as compared to $4,783 for the first half of 2019. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first half of 2020 was 27.8%. Our effective tax rate for the first half of 2019 was 19.9%. The change in the effective tax rate from statutory tax rates is primarily due to the impact of state and local taxes which are partially offset by favorable discrete items.
Net Income--Net income of $29,958 for the first half of 2020 was $10,704 more than the net income of $19,254 for the first half of 2019.

Index

LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the six months ended June 27, 2020 and June 29, 2019 follow:

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash provided by (used in):
Operating activities	$57,559	$44,286
Investing activities	(32,221)	(38,817)
Financing activities	(5,098)	(12,187)
Effect of exchange rate changes on cash	(99)	114
Increase (decrease) in cash	$20,141	$(6,604)
Cash Provided By Operating Activities--Cash provided by operating activities was $57,559 for the first six months of 2020, or $13,273 more than the $44,286 provided in the first six months of 2019. The $13,273 increase in operating cash flow was primarily attributable to a decrease of $5,141 related to prepaid expenses, a change of $11,172 related to accounts payable and accrued expenses, the change of $6,808 related to self-insurance reserves and a change of $2,100 in other operating assets and liabilities partially offset by a change of $22,210 related to accounts receivable.
Overall, accounts receivable increased $38,170 during the first six months of 2020, as compared to an increase of $15,960 during the first six months of 2019. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2020 increased by twelve days to 76 days, when compared to 64 days at the end of the first six months of 2019, with the periods being impacted by the pre-petition receivables of approximately $15,000 from PG&E. DSO excluding PG&E pre-petition receivables would be 73 and 60 days at the end of the first six months of 2020 and 2019, respectively.
Prepaid expenses decreased $14,319 in the first six months of 2020, or $5,141 more than the $9,178 decrease in the first six months of 2019. The decrease was primarily related to the reduction of prepaid payroll taxes and prepaid insurance premiums.
Accounts payable and accrued expenses increased $10,563 in the first six months of 2020, or $11,172 more than the $609 decrease in the first six months of 2019. The increase was primarily related to increases in income taxes and payroll taxes payable. Self-insurance reserves increased $8,498 in the first six months of 2020, which was $6,808 more than the increase of $1,690 experienced in the first six months of 2019.
Other operating assets and liabilities, net decreased $3,761 in the first six months of 2020, or $2,100 more than the $1,661 decrease in the first six months of 2019. The increase was primarily related to changes in income taxes payable and deposits.
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

Index

Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2020 was $32,221, or $6,596 less than the $38,817 used during the first six months of 2019. The decrease was primarily the result of decreases in capital expenditures for equipment of $5,953, decrease in purchases of businesses of $1,204 and increases in proceeds from the sales of fixed assets of $315, which was partially offset by an increase in expenditures for land and buildings of $876.
Cash Used In Financing Activities--Cash used in financing activities of $5,098 decreased $7,089 during the first six months of 2020 as compared with $12,187 of cash used during the first six months of 2019. During the first six months of 2020, our revolving credit facility, net provided $21,000 in cash as compared with $14,000 used during the first six months of 2019. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. In the first quarter of 2020, we drew $50,000 from our revolving credit facility to provide additional liquidity as a precaution because of uncertainty resulting from COVID-19. The $50,000 was repaid during the second quarter of 2020. Notes payable used a net $13,860 during the first six months of 2020, a change of $26,346 when compared to the $12,486 provided in the first six months of 2019, including $25,000 provided by the issuance of 4.00% Senior Notes during the first six months of 2019. Treasury share transactions (purchases and sales) used $10,038 for the first six months of 2020, $1,395 more than the $8,643 used in the first six months of 2019. Dividends paid of $1,138 during the first six months of 2020 decreased $32 as compared with $1,170 paid in the first six months of 2019.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at the shareholders' request approximated $5,195 and $8,683 during the six months ended June 27, 2020 and June 29, 2019, respectively. Share repurchases, other than redeemable common shares, approximated $18,821 and $12,446 during the six months ended June 27, 2020 and June 29, 2019, respectively.
Contractual Obligations Summary and Commercial Commitments
As of June 27, 2020, total commitments related to issued letters of credit were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit. As of December 31, 2019, total commitments related to issued LCs were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2020 through 2023. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually

Index

reviewing our existing sources of financing and evaluating alternatives. At June 27, 2020, we had working capital of $154,616, and short-term lines of credit approximating $9,088 and $164,123 available under our revolving credit facility.
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

Index

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

▪	We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.

▪	Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.

▪	Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.

▪	We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.

▪	The uncertainties in the credit and financial markets, including the negative impact of COVID-19, may limit our access to capital.

▪	Fluctuations in foreign currency exchange rates may have a material adverse impact on our operating results.

▪	Significant increases in health care costs could negatively impact our results of operations or financial position.

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

Index

The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part I - Item 1A. Risk Factors." of our annual report on Form 10-K for the year ended December 31, 2019, as well as in "Part II-Item 1. Risk Factors" of this quarterly report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
With the exception of the impacts of COVID-19, which are discussed elsewhere in this document, there have been no material changes in our reported market risks or risk management policies since the filing of our 2019 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2020.

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
(b) Changes in Internal Control over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite working remotely, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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
The global spread of the coronavirus pandemic (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict including: the duration and scope of the pandemic and whether there is a "second wave"; the impact of the pandemic on economic activity; government imposed restrictions in response to the pandemic, including the temporary shutdowns and work restrictions related to COVID-19 in a few states and certain Canadian provinces impacting our Residential and Commercial Services segment; the effect on our customers and their demand for our services; and the ability of our customers to pay for our services. Clients may slow down decision making, delay planned work or seek to terminate existing agreements. The degree of impact of COVID-19 on our customer sales demand will depend on the extent and duration of the economic contraction.
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
While COVID-19 did not have a material adverse effect on our reported results for the first six months of 2020, due to the inherent uncertainty surrounding COVID-19 given its continual evolution, we are unable to predict the ultimate impact that it may have on our business, including how it will impact our customers, employees, supply chain and liquidity. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business increases the longer the coronavirus impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn or recession that has occurred or may occur.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2020
January 1 to January 25	1,005	$22.60	—	866,570
January 26 to February 22	645	22.60	—	866,570
February 23 to March 28	331,652	24.20	—	866,570
Total First Quarter	333,302	24.19	—

March 29 to April 25	297,079	24.20	—	866,570
April 26 to May 23	251,981	24.20	—	866,570
May 24 to June 27	110,488	24.20	—	866,570
Total Second Quarter	659,548	24.20	—

Total Year-to-Date	992,850	$24.20	—
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

Index

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

10.1
Amendment No. 8 to Receivables Financing Agreement, dated May 19, 2020, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	August 4, 2020	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 4, 2020	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)