Form 10-Q
period 2020-09-26
DAVEY TREE EXPERT CO
filed 2020-11-03
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 22,651,885 Common Shares, $1.00 par value, outstanding as of October 30, 2020.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 26, 2020

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 26, 2020	December 31, 2019
Assets
Current assets:
Cash	$25,058	$11,000
Accounts receivable, net	265,688	231,311
Operating supplies	10,984	12,127
Other current assets	34,049	26,987
Total current assets	335,779	281,425
Property and equipment, net	205,294	199,850
Right-of-use assets - operating leases	53,315	40,033
Other assets	21,298	22,335
Intangible assets, net	10,846	10,934
Goodwill	45,152	42,285
Total assets	$671,684	$596,862
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$40,905	$41,191
Accrued expenses	80,221	52,431
Current portion of long-term debt and finance lease liabilities	35,355	24,650
Other current liabilities	48,517	47,400
Total current liabilities	204,998	165,672
Long-term debt	106,551	143,354
Lease liabilities - finance leases	6,667	1,795
Lease liabilities - operating leases	35,197	25,200
Self-insurance reserve	77,169	62,113
Other noncurrent liabilities	11,343	12,268
Total liabilities	441,925	410,402
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 5,174 and 5,147 shares at redemption value as of September 26, 2020 and December 31, 2019	128,834	124,555
Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,740 and 37,767 shares issued and outstanding before deducting treasury shares and which excludes 5,174 and 5,147 shares subject to redemption as of September 26, 2020 and December 31, 2019	37,740	37,767
Additional paid-in capital	104,223	96,366
Retained earnings	229,057	179,770
Accumulated other comprehensive loss	(5,928)	(5,403)
	365,092	308,500
Less: Cost of common shares held in treasury; 20,065 shares at September 26, 2020 and 19,737 shares at December 31, 2019	264,167	246,595
Total common shareholders' equity	100,925	61,905
Total liabilities and shareholders' equity	$671,684	$596,862

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	$337,453	$307,473	$944,980	$856,796

Costs and expenses:
Operating	208,510	193,137	597,963	546,931
Selling	60,203	56,921	162,287	153,854
General and administrative	19,891	19,895	60,477	57,610
Depreciation and amortization	13,825	15,319	42,553	44,121
Gain on sale of assets, net	(476)	(582)	(2,045)	(1,751)
Total costs and expenses	301,953	284,690	861,235	800,765

Income from operations	35,500	22,783	83,745	56,031

Other income (expense):
Interest expense	(1,579)	(2,018)	(5,477)	(6,597)
Interest income	1,688	94	1,885	270
Other, net	(1,499)	(1,886)	(4,550)	(6,694)

Income before income taxes	34,110	18,973	75,603	43,010

Income taxes	9,483	5,539	21,018	10,322

Net income	$24,627	$13,434	$54,585	$32,688

Net income per share:
Basic	$1.08	$.59	$2.38	$1.43
Diluted	$1.03	$.56	$2.27	$1.37

Weighted-average shares outstanding:
Basic	22,874	22,793	22,956	22,830
Diluted	23,854	24,002	24,002	23,927

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$24,627	$13,434	$54,585	$32,688
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	629	(384)	(610)	823
Amortization of defined benefit pension items:
Net actuarial loss (gain)	16	5	49	(1,461)
Prior service cost	13	12	36	36
Defined benefit pension plan adjustments	29	17	85	(1,425)

Other comprehensive income (loss), net of tax	658	(367)	(525)	(602)

Comprehensive income	$25,285	$13,067	$54,060	$32,086

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at June 27, 2020	$37,784	$103,291	$204,999	$(6,586)	$(262,210)	$77,278
Net income	—	—	24,627	—	—	24,627
Change in 401KSOP and ESOP related shares	(44)	(1,067)	—	—	—	(1,111)
Shares sold to employees	—	1,119	—	—	1,058	2,177
Options exercised	—	84	—	—	458	542
Stock-based compensation	—	796	—	—	—	796
Dividends, $.025 per share	—	—	(569)	—	—	(569)
Currency translation adjustments	—	—	—	629	—	629
Defined benefit pension plans	—	—	—	29	—	29
Shares purchased	—	—	—	—	(3,473)	(3,473)
Balances at September 26, 2020	$37,740	$104,223	$229,057	$(5,928)	$(264,167)	$100,925

Balances at January 1, 2020	$37,767	$96,366	$179,770	$(5,403)	$(246,595)	$61,905
Net income	—	—	54,585	—	—	54,585
Change in 401KSOP and ESOP related shares	(27)	(661)	(3,590)	—	—	(4,278)
Shares sold to employees	—	7,269	—	—	8,053	15,322
Options exercised	—	(489)	—	—	1,864	1,375
Stock-based compensation	—	1,738	—	—	—	1,738
Dividends, $.075 per share	—	—	(1,708)	—	—	(1,708)
Currency translation adjustments	—	—	—	(610)	—	(610)
Defined benefit pension plans	—	—	—	85	—	85
Shares purchased	—	—	—	—	(27,489)	(27,489)
Balances at September 26, 2020	$37,740	$104,223	$229,057	$(5,928)	$(264,167)	$100,925

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

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Operating activities
Net income	$54,585	$32,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,553	44,121
Other	108	(1,106)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(34,801)	(35,956)
Accounts payable and accrued expenses	28,389	18,691
Self-insurance reserve	14,424	5,952
Prepaid expenses	(7,506)	(10,388)
Other, net	1,676	3,212
	44,843	24,526
Net cash provided by operating activities	99,428	57,214
Investing activities
Capital expenditures:
Equipment	(38,071)	(45,148)
Land and buildings	(2,408)	(1,108)
Purchases of businesses, net of cash acquired and debt incurred	(3,826)	(3,800)
Proceeds from sales of fixed assets	2,691	2,502
Net cash used in investing activities	(41,614)	(47,554)
Financing activities
Revolving credit facility borrowings	522,500	358,000
Revolving credit facility payments	(554,500)	(386,500)
Purchase of common shares for treasury	(27,489)	(25,435)
Sale of common shares from treasury	16,698	13,852
Dividends paid	(1,708)	(1,745)
Proceeds from notes payable	152,128	95,200
Payments of notes payable	(149,843)	(71,027)
Payments of finance leases	(1,525)	(1,061)
Net cash used in financing activities	(43,739)	(18,716)
Effect of exchange rate changes on cash	(17)	97
Increase (Decrease) in cash	14,058	(8,959)
Cash, beginning of period	11,000	22,661
Cash, end of period	$25,058	$13,702
Supplemental cash flow information follows:
Interest paid	$6,408	$7,355
Income taxes paid	17,055	2,239

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
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
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first nine months of our fiscal year, the overall extent and duration of thee impact of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain due to its continual evolution, such as the current widespread resurgence of cases, and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional measures will be put in place, among other things.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended September 26, 2020 is referred to as the third quarter of 2020, and the fiscal quarter ended September 28, 2019 is referred to as the third quarter of 2019.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Recent Accounting Guidance
Accounting Standards Adopted in 2020
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326)--In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." ASU 2016-13 replaced the incurred loss impairment methodology in U.S. GAAP for most financial instruments, including trade receivables, with an impairment model, known as the current expected credit loss model, that is based on expected losses rather than incurred losses. The Company adopted the new standard effective January 1, 2020, and it did not have a material effect on the Company's results of operations.
Accounting Standards Not Yet Adopted
Accounting Standards Update 2019-12, Income Taxes (Topic 740)– Simplifying the Accounting for Income Taxes--In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12)", which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company will adopt ASU 2019-12 beginning January 1, 2021. The adoption of ASU 2019-12 is not anticipated to have a material effect on the Company's financial statements.
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and nine months ended September 26, 2020 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2020. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	September 26, 2020	December 31, 2019
Accounts receivable	$199,749	$176,849
Unbilled Receivables(1)	69,810	58,277
	269,559	235,126
Less allowances for doubtful accounts	3,871	3,815
Accounts receivable, net	$265,688	$231,311
(1)    Unbilled Receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
The following items comprise the amounts included in the balance sheets:

Other current assets	September 26, 2020	December 31, 2019
Refundable income taxes	$333	$339
Prepaid expenses	33,123	25,664
Other	593	984
Total	$34,049	$26,987

Property and equipment, net	September 26, 2020	December 31, 2019
Land and land improvements	$19,218	$19,270
Buildings and leasehold improvements	46,693	44,414
Equipment	622,205	604,211
	688,116	667,895
Less accumulated depreciation	482,822	468,045
Total	$205,294	$199,850

Other assets, noncurrent	September 26, 2020	December 31, 2019
Assets invested for self-insurance	$15,359	$15,426
Investment--cost-method affiliate	1,258	1,314
Other	4,681	5,595
Total	$21,298	$22,335

Accrued expenses	September 26, 2020	December 31, 2019
Employee compensation	$29,642	$26,381
Accrued compensated absences	10,831	10,744
Self-insured medical claims	4,296	1,824
Income tax payable	10,451	6,420
Customer advances, deposits	1,528	1,674
Taxes, other than income	20,990	1,775
Other	2,483	3,613
Total	$80,221	$52,431

Other current liabilities	September 26, 2020	December 31, 2019
Notes payable	$338	$1,853
Current portion of:
Lease liability-operating leases	17,933	14,665
Self-insurance reserve	30,246	30,882
Total	$48,517	$47,400

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)

Other noncurrent liabilities	September 26, 2020	December 31, 2019
Pension and retirement plans	$6,943	$6,552
Deferred income taxes	649	567
Other	3,751	5,149
Total	$11,343	$12,268
D.    Business Combinations
Our investments in businesses during the first nine months of 2020 were $5,240, including liabilities assumed of $380 and debt issued, in the form of notes payable to the sellers, of $1,034, and have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the nine months ended September 28, 2019, our investment in businesses was $5,527, including liabilities assumed of $402 and debt issued, in the form of notes payable to the sellers, of $1,322.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	September 26, 2020	December 31, 2019
Detail of acquisitions:
Assets acquired:
Cash	$—	$3
Receivables	—	2,332
Operating supplies	23	84
Prepaid expense	—	27
Equipment	623	1,837
Deposits and other	—	96
Intangibles	2,018	4,067
Goodwill	2,576	4,174
Liabilities assumed	(380)	(1,479)
Debt issued for purchases of businesses	(1,034)	(2,612)
Cash paid	$3,826	$8,529
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended September 26, 2020 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the nine months ended September 26, 2020, are not material and, accordingly, are not provided.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of six years and the non-competition agreements were assigned an average useful life of five years.
E.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	September 26, 2020		December 31, 2019
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$29,803	$21,528	$28,301	$20,024
Employment-related	8,684	7,651	8,391	7,348
Tradenames	7,629	6,091	7,402	5,788
Amortized intangible assets	46,116	$35,270	44,094	$33,160
Less accumulated amortization	35,270		33,160
Identified intangible assets, net	$10,846		$10,934

Goodwill	$45,152		$42,285
The changes in the carrying amounts of goodwill, by segment, for the nine months ended September 26, 2020 and September 28, 2019 follow:

	Balance at January 1, 2020	Acquisitions	Translation and Other Adjustments	Balance at September 26, 2020
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	37,374	2,576	291	40,241
Total	$42,285	$2,576	$291	$45,152

	Balance at January 1, 2019	Acquisitions	Translation and Other Adjustments	Balance at September 28, 2019
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	33,060	1,798	129	34,987
Total	$37,971	$1,798	$129	$39,898

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of September 26, 2020 was as follows:

Estimated Future Amortization Expense
Remaining three months of 2020	$700
2021	2,475
2022	2,244
2023	2,076
2024	1,601
Thereafter	1,750
$10,846
F.    Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	September 26, 2020	December 31, 2019
Revolving credit facility:
Swing-line borrowings	$18,000	$10,000
LIBOR borrowings	12,000	52,000
	30,000	62,000
Senior unsecured notes:
5.09% Senior unsecured notes	—	6,000
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	81,000
Term loans	34,907	24,076
	139,907	167,076
Less debt issuance costs	291	420
Less current portion	33,065	23,302
	$106,551	$143,354
Revolving Credit Facility --As of September 26, 2020, we had a $250,000 revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of September 26, 2020, we had unused commitments under the facility approximating $217,123, with $32,877 committed, consisting of borrowings of $30,000 and issued letters of credit of $2,877.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
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
The 5.09% Senior Notes were equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest was payable semiannually and five equal, annual principal payments commenced on July 22, 2016 (the sixth anniversary of issuance).  The Purchase Agreement contained customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios.
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
4.00% Senior Unsecured Notes--On February 5, 2019, we issued 4.00% Senior Notes, Series B (the "4.00% Senior Notes") pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $25,000. The 4.00% Senior Notes are due September 21, 2028. Subsequent series of Shelf Notes may be issued pursuant to the Note Purchase and Shelf Agreement in an aggregate additional principal amount not to exceed $25,000. A further amendment to the revolving credit facility would be required for such a transaction to be permissible under the revolving credit facility. The 4.00% Senior Notes are equal in right of payment with our revolving credit facility and

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on September 21, 2024.
The net proceeds of all senior notes were used to pay down borrowings under our revolving credit facility.
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at September 26, 2020 were as follows: 2020--$8,025; 2021--$25,768; 2022--$30,942; 2023--$172; 2024--$15,000; and thereafter $60,000.
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
The AR Securitization program has a limit of $100,000, of which $83,355 and $76,732 were issued for LCs as of September 26, 2020 and December 31, 2019, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of September 26, 2020--to the bank in exchange for the bank issuing LCs.
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
September 26, 2020
(Amounts in thousands, except share data)
Total Commitments Related to Issued Letters of Credit--As of September 26, 2020, total commitments related to issued LCs were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit. As of December 31, 2019, total commitments related to issued LCs were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
As of September 26, 2020, we were in compliance with all debt covenants.
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

	Condensed Consolidated Balance Sheet Classification	September 26, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use assets - operating leases	$53,315	$40,033
Finance lease assets	Property and equipment, net	9,118	3,183
Total lease assets		$62,433	$43,216
Liabilities
Current operating lease liabilities	Other current liabilities	$17,933	$14,665
Non-current operating lease liabilities	Lease liabilities - operating leases	35,197	25,200
Total operating lease liabilities		53,130	39,865
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	2,290	1,348
Non-current finance lease liabilities	Lease liabilities - finance leases	6,667	1,795
Total finance lease liabilities		8,957	3,143
Total lease liabilities		$62,087	$43,008

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Nine Months Ended
	Condensed Consolidated Statements of Operations Classification	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Operating lease cost	Operating expense	$2,877	$1,845	$7,776	$4,912
Operating lease cost	Selling expense	2,322	2,188	7,127	6,513
Operating lease cost	General and administrative expense	389	214	844	617
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	570	339	1,404	1,024
Interest expense on lease liabilities	Interest expense	45	28	103	91
Other lease cost (1)	Operating expense	1,216	855	3,895	2,585
Other lease cost (1)	Selling expense	284	195	953	811
Other lease cost (1)	General and administrative expense	13	12	31	15
Total lease cost		$7,716	$5,676	$22,133	$16,568
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease term as of September 26, 2020.

Operating leases	3.9 years
Finance leases	5.7 years
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of September 26, 2020.

Operating leases	3.12%
Finance leases	1.90%

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Supplemental Cash Flow Information Related to Leases

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(15,222)	$(12,524)
Operating cash flows from finance leases	(103)	(91)
Financing cash flows from finance leases	(1,525)	(1,061)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	28,246	52,889
Finance leases	7,339	—
Maturity Analysis of Lease Liabilities

	As of September 26, 2020
	Operating Leases	Finance Leases
Remaining three months of 2020	$5,383	$506
2021	18,060	2,357
2022	14,213	1,446
2023	7,995	1,246
2024	4,581	1,175
Thereafter	5,955	2,672
Total lease payments	56,187	9,402
Less interest	3,057	445
Total	$53,130	$8,957
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
September 26, 2020
(Amounts in thousands, except share data)
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Compensation expense, all share-based payment plans	$858	$655	$2,567	$2,184
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $1,067 being recognized for the nine months ended September 26, 2020 and $866 for the nine months ended September 28, 2019.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $398 for the nine months ended September 26, 2020 and $444 for the nine months ended September 28, 2019.
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
The following table summarizes our SSARs as of September 26, 2020.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2020	262,705	$3.47
Granted	—	—
Forfeited	(2,254)	3.53
Vested	(119,255)	3.32
Unvested, September 26, 2020	141,196	$3.60	1.1 years	$309	$3,516
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs was $214 for the nine months ended September 26, 2020 and $269 for the nine months ended September 28, 2019.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Restricted Stock Units--During the nine months ended September 26, 2020, the Compensation Committee awarded 86,959 PRSUs to certain management employees and 11,904 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of September 26, 2020.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2020	224,259	$17.11
Granted	98,863	23.74
Forfeited	(1,871)	17.37
Vested	(65,944)	15.52
Unvested, September 26, 2020	255,307	$20.09	2.7 years	$3,056	$6,357
Employee PRSUs	220,157	$19.92	3.0 years	$2,622	$5,482
Nonemployee Director RSUs	35,150	$21.14	1.6 years	$434	$875
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $888 for the nine months ended September 26, 2020 and $605 for the nine months ended September 28, 2019.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Nine Months Ended
	September 26, 2020	September 28, 2019
Volatility rate	9.7%	9.9%
Risk-free interest rate	.7%	2.3%
Expected dividend yield	.4%	.7%
Expected life of awards (years)	8.1	8.8

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 26, 2020.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2020	1,428,082	$15.13
Granted	174,897	24.20
Exercised	(83,769)	10.94
Forfeited	(21,645)	19.15
Outstanding, September 26, 2020	1,497,565	$16.36	5.6 years	$12,789

Exercisable, September 26, 2020	1,028,683	$14.26	4.4 years	$10,940
As of September 26, 2020, there was approximately $1,426 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.8 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, SSARs, RSUs, PRSUs or purchases under the Employee Stock Purchase Plan.
I.    Net Periodic Benefit Expense--Defined Benefit Pension Plans
The results of operations included the following net periodic benefit expense (income) recognized related to our defined-benefit pension plans.

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$—	$—	$—	$75
Interest cost on projected benefit obligation	26	31	79	167
Expected return on plan assets	—	—	—	(37)
Settlement loss	—	—	—	1,677
Amortization of net actuarial loss	22	6	66	81
Amortization of prior service cost	16	16	48	48
Net pension expense of defined benefit pension plans	$64	$53	$193	$2,011
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
September 26, 2020
(Amounts in thousands, except share data)
The components of net periodic benefit expense, other than the service cost component, are included in the line item other income (expense) in the statement of operations.
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the nine months ended September 26, 2020 was 27.7%. Our annual effective tax rate for the nine months ended September 28, 2019 was estimated at 24.0%. Our actual effective tax rate was 27.8% and 29.2% for the three months ended September 26, 2020 and September 28, 2019, respectively. Our effective tax rate was 27.8% and 24.0% for the nine months ended September 26, 2020 and September 28, 2019, respectively. The change in the effective tax rate from statutory tax rates is primarily due to the impact of state and local taxes which are partially offset by favorable discrete items.
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
As of September 26, 2020, we had unrecognized tax benefits of $1,639, of which $713 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $69. At December 31, 2019, we had unrecognized tax benefits of $1,850, of which $654 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $64. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2016. As of September 26, 2020, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and nine months ended September 26, 2020 and the three and nine months ended September 28, 2019:

Three Months Ended September 26, 2020	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at June 27, 2020	$(5,872)	$(714)	$(6,586)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$629	$—	$629
Amounts reclassified from accumulated other comprehensive income (loss)	—	38	38
Tax effect	—	(9)	(9)
Net of tax amount	629	29	658
Balance at September 26, 2020	$(5,243)	$(685)	$(5,928)

Three Months Ended September 28, 2019	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2019	$(4,612)	$(657)	$(5,269)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$(384)	$—	$(384)
Amounts reclassified from accumulated other comprehensive income (loss)	—	22	22
Tax effect	—	(5)	(5)
Net of tax amount	(384)	17	(367)
Balance at September 28, 2019	$(4,996)	$(640)	$(5,636)

Nine Months Ended September 26, 2020	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(4,633)	$(770)	$(5,403)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$(610)	$—	$(610)
Amounts reclassified from accumulated other comprehensive income (loss)	—	114	114
Tax effect	—	(29)	(29)
Net of tax amount	(610)	85	(525)
Balance at September 26, 2020	$(5,243)	$(685)	$(5,928)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)

Nine Months Ended September 28, 2019	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(5,819)	$785	$(5,034)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$823	$—	$823
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,573)	(1,573)
Tax effect	—	148	148
Net of tax amount	823	(1,425)	(602)
Balance at September 28, 2019	$(4,996)	$(640)	$(5,636)
The change in defined benefit pension plans of $38 and $114 for the three and nine months ended September 26, 2020, respectively, and $22 and $(1,573) for the three and nine months ended September 28, 2019, respectively, is included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
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

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Income available to common shareholders:
Net income	$24,627	$13,434	$54,585	$32,688

Weighted-average shares (in thousands):
Basic:
Outstanding	22,874	22,790	22,956	22,822
Partially-paid share subscriptions	—	3	—	8
Basic weighted-average shares	22,874	22,793	22,956	22,830

Diluted:
Basic from above	22,874	22,793	22,956	22,830
Incremental shares from assumed:
Exercise of stock subscription purchase rights	—	13	—	73
Exercise of stock options and awards	980	1,196	1,046	1,024
Diluted weighted-average shares	23,854	24,002	24,002	23,927

Net income per share:
Basic	$1.08	$.59	$2.38	$1.43

Diluted	$1.03	$.56	$2.27	$1.37

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended September 26, 2020 follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2020	18,029,921	5,146,882	23,176,803
Shares purchased	(763,901)	(368,350)	(1,132,251)
Shares sold	263,212	395,503	658,715
Options and awards exercised	145,297	—	145,297
Shares outstanding at September 26, 2020	17,674,529	5,174,035	22,848,564
On September 26, 2020, we had 22,848,564 common and redeemable shares outstanding and employee options exercisable to purchase 1,028,683 common shares.
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
September 26, 2020
(Amounts in thousands, except share data)
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Segment information reconciled to the condensed consolidated financial statements follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended September 26, 2020
Revenues	$185,500	$151,435	$518	$—		$337,453
Income (loss) from operations	20,301	20,273	(2,758)	(2,316)	(a)	35,500
Interest expense				(1,579)		(1,579)
Interest income				1,688		1,688
Other income (expense), net				(1,499)		(1,499)
Income before income taxes						$34,110
Segment assets, total	$296,519	$227,977	$—	$147,188	(b)	$671,684

Three Months Ended September 28, 2019
Revenues	$160,088	$146,769	$616	$—		$307,473
Income (loss) from operations	10,941	17,667	(3,456)	(2,369)	(a)	22,783
Interest expense				(2,018)		(2,018)
Interest income				94		94
Other income (expense), net				(1,886)		(1,886)
Income before income taxes						$18,973
Segment assets, total	$247,031	$238,692	$—	$115,475	(b)	$601,198

Nine Months Ended September 26, 2020
Revenues	$547,984	$396,293	$703	$—		$944,980
Income (loss) from operations	56,817	42,242	(11,005)	(4,309)	(a)	83,745
Interest expense				(5,477)		(5,477)
Interest income				1,885		1,885
Other income (expense), net				(4,550)		(4,550)
Income before income taxes						$75,603
Segment assets, total	$296,519	$227,977	$—	$147,188	(b)	$671,684

Nine Months Ended September 28, 2019
Revenues	$451,749	$404,134	$913	$—		$856,796
Income (loss) from operations	26,816	44,772	(11,825)	(3,732)	(a)	56,031
Interest expense				(6,597)		(6,597)
Interest income				270		270
Other income (expense), net				(6,694)		(6,694)
Income before income taxes						$43,010
Segment assets, total	$247,031	$238,692	$—	$115,475	(b)	$601,198
Reconciling adjustments from segment reporting to the condensed consolidated financial statements include unallocated corporate items:
(a)Reclassification of depreciation expense and allocation of corporate expenses.
(b)Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and nine months ended September 26, 2020 and September 28, 2019 by major sources:

Three Months Ended September 26, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$135,021	$90,049	$(10)	$225,060
Grounds maintenance	—	36,296	—	36,296
Storm damage services	7,061	4,069	—	11,130
Consulting and other	43,418	21,021	528	64,967
Total revenues	$185,500	$151,435	$518	$337,453

Geography:
United States	$176,528	$140,571	$518	$317,617
Canada	8,972	10,864	—	19,836
Total revenues	$185,500	$151,435	$518	$337,453

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)

Three Months Ended September 28, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$119,449	$85,112	$(86)	$204,475
Grounds maintenance	—	40,721	—	40,721
Storm damage services	1,709	1,550	—	3,259
Consulting and other	38,930	19,386	702	59,018
Total revenues	$160,088	$146,769	$616	$307,473

Geography:
United States	$150,118	$135,868	$616	$286,602
Canada	9,970	10,901	—	20,871
Total revenues	$160,088	$146,769	$616	$307,473

Nine Months Ended September 26, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$408,371	$233,810	$(121)	$642,060
Grounds maintenance	—	100,352	—	100,352
Storm damage services	8,087	6,047	—	14,134
Consulting and other	131,526	56,084	824	188,434
Total revenues	$547,984	$396,293	$703	$944,980

Geography:
United States	$522,094	$369,297	$703	$892,094
Canada	25,890	26,996	—	52,886
Total revenues	$547,984	$396,293	$703	$944,980

Nine Months Ended September 28, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$335,658	$231,988	$(90)	$567,556
Grounds maintenance	—	114,320	—	114,320
Storm damage services	2,933	4,163	—	7,096
Consulting and other	113,158	53,663	1,003	167,824
Total revenues	$451,749	$404,134	$913	$856,796

Geography:
United States	$420,701	$376,304	$913	$797,918
Canada	31,048	27,830	—	58,878
Total revenues	$451,749	$404,134	$913	$856,796

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company has recognized $150 and $1,411 of revenue for the three and nine months ended September 26, 2020, respectively, that was included in the contract liability balance at December 31, 2019 and $119 and $1,925 of revenue for the three and nine months ended September 28, 2019, respectively, that was included in the contract liability balance at December 31, 2018. Net contract liabilities consisted of the following:

	September 26, 2020	December 31, 2019
Contract liabilities - current	$3,558	$3,129
Contract liabilities - noncurrent	1,662	2,705
Net contract liabilities	$5,220	$5,834
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at September 26, 2020 were as follows:

		Fair Value Measurements at September 26, 2020 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 26, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,359	$15,359	$—	$—
Liabilities:
Deferred compensation	$3,132	$—	$3,132	$—
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2019 were as follows:

		Fair Value Measurements at December 31, 2019 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,402	$15,402	$—	$—
Liabilities:
Deferred compensation	$2,786	$—	$2,786	$—
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	September 26, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$30,000	$30,000	$62,000	$62,000
Senior unsecured notes, noncurrent	75,000	83,099	75,000	79,558
Term loans, noncurrent	1,842	2,068	6,774	7,124
Total	$106,842	$115,167	$143,774	$148,682

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
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
In November 2017, a suit was filed in Savannah, Georgia state court (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc. ("Wolf Tree"), one former Davey employee, two Wolf Tree employees, and one former Wolf Tree employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017.
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
September 26, 2020
(Amounts in thousands, except share data)
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
On June 20, 2020, the Court confirmed PG&E's Plan of Reorganization (the "Plan") filed as part of its Chapter 11 bankruptcy proceeding. On July 1, 2020, PG&E emerged from Chapter 11, successfully completing its restructuring process and implementing the Plan. In the Plan, unsecured creditors, like Davey Tree, will be paid in full with interest accruing on the past amounts due at the federal judgment rate. Davey Tree has received the majority of its pre-petition amounts outstanding and expects to receive the balance before the end of 2020. Further, Davey Tree's primary contracts were assumed by PG&E. Due to PG&E’s implementation of the Plan, we do not anticipate PG&E's bankruptcy will have a material impact on our future cash flows or results of operations as we will receive full payment for the amounts owed.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Northern California Wildfires
On October 7, 2019 and October 8, 2019, four lawsuits were filed against multiple vegetation management contractors to PG&E, including Davey Tree, for damages resulting from the Northern California wildfires. The filing dates - exactly two years after the start of the fires - suggest that these lawsuits are intended to preserve any claims that might otherwise have become barred by the applicable statute of limitations. Davey Tree has been served with only one of the four complaints, in the case of Quinisha Kyree Abram v. ACRT, Inc., et. al, Case No. CGC-19-579861 filed in the Superior Court of the State of California, County of San Francisco (the “Abram case”). The Abram case was initially stayed until July 29, 2020, and later was stayed until September 30, 2020. The Court then vacated the September 30, 2020 case management conference and issued an order to show cause regarding dismissal for failure to serve the first amended complaint, which Plaintiffs had not yet served. The hearing on the order to show cause is November 24, 2020. Davey Tree has filed a demurrer and motion to dismiss in this action to the original complaint. In the PG&E bankruptcy, the Tort Committee, representing wildfire victims from both the 2017 and 2018 Northern California wildfires, served subpoenas related to these wildfires on numerous contractors of PG&E, including Davey Tree Surgery Company, Davey Resource Group, and Davey Tree, to which we responded.
In addition, an action was brought against Davey Tree in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company on August 8, 2019. On October 8, 2019, the court issued an order staying that action. The court deferred ruling on Davey’s demurrer and motion to dismiss the complaint based on the absence of PG&E as an indispensable party. The court stayed any activity in the case until until December 15, 2020.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2020
(Amounts in thousands, except share data)
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $2,978 and $4,749 as of September 26, 2020 and December 31, 2019, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $125,856 and $119,806 as of September 26, 2020 and December 31, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $128,834 and $124,555 as of September 26, 2020 and December 31, 2019, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

Index
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Impact of COVID-19
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first nine months of 2020, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear due to the inherent uncertainty surrounding COVID-19, given its continual evolution, such as the current resurgence of cases.
We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. Where possible, we have transitioned our employees to work from home and implemented measures to ensure social distancing when providing services to our customers, including providing personal protective equipment and limiting contact within vehicles. We have also provided additional administrative leave for employees affected by COVID-19 directly or indirectly and converted our 2020 Annual Meeting of Shareholders to a virtual-only format. We also drew $50,000 from our revolving credit facility to provide us with additional liquidity in light of the uncertainty resulting from COVID-19. The $50,000 additional borrowing from our revolving credit facility was repaid in the second quarter of 2020. In the first nine months of 2020, we incurred expenses of $3,147 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment. We have also experienced a reduction of travel expenses of approximately $3,700 largely related to restrictions imposed as a response to the pandemic.
The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, the current resurgence of cases in the United States and potential challenges caused by the colder winter months, including the onset of the cold and flu season, and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional restrictions will be put in place, among other things. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business increases the longer the coronavirus impacts the level of economic

Index
activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of the current economic recession and any economic downturn or recession that may occur in the future.
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended			Nine Months Ended
	September 26, 2020	September 28, 2019	Change	September 26, 2020	September 28, 2019	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	61.8	62.8	(1.0)	63.2	63.8	(.6)
Selling	17.8	18.5	(.7)	17.2	18.0	(.8)
General and administrative	5.9	6.5	(.6)	6.4	6.7	(.3)
Depreciation and amortization	4.1	5.0	(.9)	4.5	5.2	(.7)
Gain on sale of assets, net	(.1)	(.2)	.1	(.2)	(.2)	—

Income from operations	10.5	7.4	3.1	8.9	6.5	2.4

Other income (expense):
Interest expense	(.5)	(.7)	.2	(.6)	(.7)	.1
Interest income	.5	—	.5	.2	—	.2
Other, net	(.4)	(.6)	.2	(.5)	(.8)	.3

Income before income taxes	10.1	6.1	4.0	8.0	5.0	3.0

Income taxes	2.8	1.8	1.0	2.2	1.2	1.0

Net income	7.3%	4.3%	3.0%	5.8%	3.8%	2.0%

Index
Third Quarter—Three Months Ended September 26, 2020 Compared to Three Months Ended September 28, 2019

Our results of operations for the three months ended September 26, 2020 compared to the three months ended September 28, 2019 follows:

	Three Months Ended
	September 26, 2020	September 28, 2019	Change	Percentage Change
Revenues	$337,453	$307,473	$29,980	9.8%

Costs and expenses:
Operating	208,510	193,137	15,373	8.0
Selling	60,203	56,921	3,282	5.8
General and administrative	19,891	19,895	(4)	—
Depreciation and amortization	13,825	15,319	(1,494)	(9.8)
Gain on sale of assets, net	(476)	(582)	106	(18.2)
	301,953	284,690	17,263	6.1

Income from operations	35,500	22,783	12,717	55.8
Other income (expense):
Interest expense	(1,579)	(2,018)	439	(21.8)
Interest income	1,688	94	1,594	1,695.7
Other, net	(1,499)	(1,886)	387	(20.5)
Income before income taxes	34,110	18,973	15,137	79.8

Income taxes	9,483	5,539	3,944	71.2

Net income	$24,627	$13,434	$11,193	83.3%
Revenues--Revenues of $337,453 increased $29,980 compared with $307,473 in the third quarter of 2019. Utility Services increased $25,412 or 15.9% compared with the third quarter of 2019. The increase is attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Most of our Utility Services segment work has been deemed essential services and has not been significantly affected by COVID-19. Residential and Commercial Services increased $4,666 or 3.2% from the third quarter of 2019. Increases in tree and plant care revenues, storm damage revenue and consulting and other were partially offset by a decrease in grounds maintenance revenue.
Operating Expenses--Operating expenses of $208,510 increased $15,373 compared with the third quarter of 2019. Utility Services increased $14,855 or 12.7% compared with the third quarter of 2019 but, as a percentage of revenue, decreased to 71.0% from 73.0%. The increase is attributable to additional expenses for labor and benefits expenses which were partially offset by decreases in fuel expense, subcontractor expense and crew meals and lodging expenses. Residential and Commercial Services increased $104 or 0.1% compared with the third quarter of 2019 but, as a percentage of revenue, decreased to 49.7% from 51.2%. Increases in labor and benefits expenses were offset by decreases in fuel expense and materials expense.
Operating expenses for the third quarter of 2020 also included $953 of expenses related directly to COVID-19, including $447 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions whether from the virus itself or government imposed restrictions or closures.

Index
Fuel costs of $8,100 decreased $1,620, or 16.7%, from the $9,720 incurred in the third quarter of 2019 and impacted operating expenses within all segments. The $1,620 decrease included usage decreases approximating $335 and price decreases approximating $1,285.
Selling Expenses--Selling expenses of $60,203 increased $3,282 compared with the third quarter of 2019 but, as a percentage of revenues, decreased to 17.8% from 18.5%. Utility Services increased $2,055 or 11.2% compared to the third quarter of 2019 but, as a percentage of revenue, decreased to 11.0% from 11.4%. The increase is attributable to increases in field management wages and incentive expense which were partially offset by a decrease in travel expense. Residential and Commercial Services increased $1,220 or 3.1% from the third quarter of 2019 but, as a percentage of revenue, decreased to 27.0% from 27.1%. The increase was primarily attributable to an increase in field management expense which was partially offset by decreases in travel expense and employee development expenses.
General and Administrative Expenses--General and administrative expenses of $19,891 decreased $4 from $19,895 in the third quarter of 2019. Decreases in travel and living expenses and professional fees were offset by an increase in salary and incentive expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $13,825 decreased $1,494 from $15,319 incurred in the third quarter of 2019, primarily due to decreased capital expenditures in recent years and an increase use of operating leases for equipment.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $476 for the third quarter of 2020 decreased $106 from the $582 gain in the third quarter of 2019. Our average gain per unit was lower in the third quarter of 2020 as compared with the third quarter of 2019.
Interest Expense--Interest expense of $1,579 decreased $439 from the $2,018 incurred in the third quarter of 2019. The decrease is attributable to lower interest rates during the third quarter of 2020, as compared with the third quarter of 2019.
Interest Income--Interest income of $1,688 increased $1,594 from the $94 of interest income in the third quarter of 2019. The increase is attributable to interest on PG&E pre-petition receivables which was approved by the United States Bankruptcy Court and received during the third quarter of 2020.
Other, Net--Other expense, net, of $1,499 decreased $387 from the $1,886 of other expense incurred in the third quarter of 2019 and consisted of nonoperating income and expense, including pension expense and foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the third quarter of 2020 were $9,483, as compared to $5,539 for the third quarter of 2019. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate as of the third quarter of 2020 was 27.8%, as compared with the third quarter of 2019 effective tax rate of 29.2%.
Net Income--Net income of $24,627 for the third quarter of 2020 was $11,193 more than the $13,434 net income for the third quarter of 2019.

Index
First Nine Months—Nine Months Ended September 26, 2020 Compared to Nine Months Ended September 28, 2019
Our results of operations for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019 follows:

	Nine Months Ended
	September 26, 2020	September 28, 2019	Change	Percentage Change
Revenues	$944,980	$856,796	$88,184	10.3%

Costs and expenses:
Operating	597,963	546,931	51,032	9.3
Selling	162,287	153,854	8,433	5.5
General and administrative	60,477	57,610	2,867	5.0
Depreciation and amortization	42,553	44,121	(1,568)	(3.6)
Gain on sale of assets, net	(2,045)	(1,751)	(294)	16.8
	861,235	800,765	60,470	7.6

Income from operations	83,745	56,031	27,714	49.5
Other income (expense):
Interest expense	(5,477)	(6,597)	1,120	(17.0)
Interest income	1,885	270	1,615	598.1
Other, net	(4,550)	(6,694)	2,144	(32.0)
Income before income taxes	75,603	43,010	32,593	75.8

Income taxes	21,018	10,322	10,696	103.6

Net income	$54,585	$32,688	$21,897	67.0%
Revenues--Revenues of $944,980 increased $88,184 compared with $856,796 in the first nine months of 2019. Utility Services increased $96,235 or 21.3% compared with the first nine months of 2019. The increase is attributable to new accounts, as well as increased work year-over-year and price increases on existing accounts within both our U.S. and Canadian operations. Most of our Utility Services segment work has been deemed essential services and has not been significantly affected by COVID-19. Residential and Commercial Services decreased $7,841 or 1.9% compared with the first nine months of 2019. Decreases in grounds maintenance revenue were partially offset by increases in tree and plant care revenue, storm damage revenue and consulting and other revenue. While our Residential and Commercial Services segment work was deemed essential services in most states, we experienced temporary shutdowns or work restrictions related to COVID-19 in a few states and certain Canadian provinces. Where possible, Residential and Commercial Services employees affected by a shutdown or work restrictions were reassigned to assist with Utility Services operations.
Operating Expenses--Operating expenses of $597,963 increased $51,032 compared with the first nine months of 2019 but, as a percentage of revenues, decreased to 63.2% from 63.8%. Utility Services increased $60,246 or 18.3% compared with the first nine months of 2019 but, as a percentage of revenue, decreased to 71.0% from 73.0%. The increase was attributable to increases in additional labor and benefits expense and subcontractor expense which were partially offset by a decrease in fuel expense. Residential and Commercial Services decreased $9,822 or 4.6% compared with the first nine months of 2019 and, as a percentage of revenue, decreased to 51.3% from 52.7%. The decrease was primarily attributable to decreases in fuel expense, subcontractor expense and materials expense.

Index
Operating expenses for the period also included $3,148 of expenses related directly to COVID-19, including $1,974 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions whether from the virus itself or government imposed restrictions or closures.
Fuel costs of $23,238 decreased $3,483, or 13.0%, from the $26,721 incurred in the first nine months of 2019 and impacted operating expenses within all segments. The $3,483 decrease included usage decreases approximating $6 and price decreases approximating $3,477.
Selling Expenses--Selling expenses of $162,287 increased $8,433 compared with the first nine months of 2019 but, as a percentage of revenue, decreased to 17.2% from 18.0%. Utility Services increased $6,390 or 11.9% compared to the first nine months of 2019 but, as a percentage of revenue, decreased to 11.0% from 11.9%. The increase was primarily attributable to additional field management wages and incentive expense, which were partially offset by a decrease in field management travel expense. Residential and Commercial Services experienced an increase of $1,620 or 1.6% compared to the first nine months of 2019 and, as a percentage of revenue, increased to 26.4% from 25.5%. The increase was attributable to increases in field management wages and incentive expense which were partially offset by a decrease in travel expense.
General and Administrative Expenses--General and administrative expenses of $60,477 increased $2,867 from $57,610 in the first nine months of 2019. The increase was primarily attributable to an increase in salary and incentive expense which were partially offset by a decrease in travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $42,553 decreased $1,568 from $44,121 incurred in the first nine months of 2019. The decrease was attributable to lower capital expenditures in recent years and an increased use of operating leases for equipment.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,045 for the first nine months of 2020 increased $294 from the $1,751 gain in the first nine months of 2019. We sold more individual units of equipment during the first nine months of 2020 as compared with the first nine months of 2019.
Interest Expense--Interest expense of $5,477 decreased $1,120 from the $6,597 incurred in the first nine months of 2019. The decrease was attributable to lower interest rates during the first nine months of 2020, as compared with the first nine months of 2019.
Interest Income--Interest income of $1,885 increased $1,615 from the $270 of interest income in the first nine months of 2019. The increase is attributable to interest on PG&E pre-petition receivables which was approved by the United States Bankruptcy Court and received during the third quarter of 2020.
Other, Net--Other expense, net, of $4,550 decreased $2,144 from the $6,694 expense incurred in the first nine months of 2019 and consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first nine months of 2020 were $21,018, as compared to $10,322 for the first nine months of 2019. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first nine months of 2020 was 27.8%. Our effective tax rate for the first nine months of 2019 was 24.0%. The change in the effective tax rate from statutory tax rates is primarily due to the impact of state and local taxes which are partially offset by favorable discrete items.

Index
Net Income--Net income of $54,585 for the first nine months of 2020 was $21,897 more than the net income of $32,688 for the first nine months of 2019.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended September 26, 2020 and September 28, 2019 follow:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash provided by (used in):
Operating activities	$99,428	$57,214
Investing activities	(41,614)	(47,554)
Financing activities	(43,739)	(18,716)
Effect of exchange rate changes on cash	(17)	97
Increase (decrease) in cash	$14,058	$(8,959)
Cash Provided By Operating Activities--Cash provided by operating activities was $99,428 for the first nine months of 2020, a $42,214 increase when compared to the first nine months of 2019. The $42,214 increase in operating cash flow was primarily attributable to the increase in net income of $21,897 resulting from increased revenue and operating margins, a change of $9,698 related to accounts payable and accrued expenses, and a change of $8,472 related to self-insurance reserves partially offset by a change of $1,155 related to accounts receivable.
Overall, accounts receivable increased $34,801 during the first nine months of 2020, as compared to an increase of $35,956 during the first nine months of 2019. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2020 increased by three days to 72 days, when compared to 69 days at the end of the first nine months of 2019.
Accounts payable and accrued expenses increased $28,389 in the first nine months of 2020, or $9,698 more than the $18,691 increase in the first nine months of 2019. The increase was primarily related to increases in income taxes and payroll taxes payable. Self-insurance reserves increased $14,424 in the first nine months of 2020, which was $8,472 more than the increase of $5,952 experienced in the first nine months of 2019. The increase is attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
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

Index
Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2020 was $41,614, a $5,940 decrease when compared to the first nine months of 2019. The decrease was primarily the result of decreases in capital expenditures for equipment of $7,077, which was partially offset by an increase in expenditures for land and buildings of $1,300. Our decrease in capital expenditures is partially the result of our increased use of operating leases for equipment.
Cash Used In Financing Activities--Cash used in financing activities of $43,739 increased $25,023 during the first nine months of 2020 as compared with $18,716 of cash used during the first nine months of 2019. During the first nine months of 2020, our revolving credit facility, net used $32,000 in cash as compared with $28,500 used during the first nine months of 2019. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. In the first quarter of 2020, we drew $50,000 from our revolving credit facility to provide additional liquidity as a precaution because of uncertainty resulting from COVID-19. The $50,000 was repaid during the second quarter of 2020. Notes payable provided a net $2,285 during the first nine months of 2020, a decrease of $21,888 when compared to the $24,173 provided in the first nine months of 2019, including $25,000 provided by the issuance of 4.00% Senior Notes during the first nine months of 2019. Treasury share transactions (purchases and sales) used $10,791 for the first nine months of 2020, $792 more than the $11,583 used in the first nine months of 2019. Dividends paid of $1,708 during the first nine months of 2020 decreased $37 as compared with $1,745 paid in the first nine months of 2019.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at the shareholders' request approximated $5,280 and $8,761 during the nine months ended September 26, 2020 and September 28, 2019, respectively. Share repurchases, other than redeemable common shares, approximated $22,209 and $16,674 during the nine months ended September 26, 2020 and September 28, 2019, respectively.
Contractual Obligations Summary and Commercial Commitments
As of September 26, 2020, total commitments related to issued letters of credit were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit. As of December 31, 2019, total commitments related to issued LCs were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2020 through 2023. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy

Index
seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At September 26, 2020, we had working capital of $130,781, and short-term lines of credit approximating $9,112 and $217,123 available under our revolving credit facility.
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance.  In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements, some of which have been, and may further be, exacerbated by the COVID-19 pandemic, include:
▪The coronavirus pandemic (COVID-19) has negatively impacted, and could have a material adverse effect on, our business, results of operations, financial position or cash flows.
▪We may be unable to attract and retain a sufficient number of qualified employees for our field operations, and we may be unable to attract and retain qualified management personnel.
▪We have significant contracts with our utility, commercial and government customers that include liability risk exposure as part of those contracts. Consequently, we have substantial excess-umbrella liability insurance, and increases in the cost of obtaining

Index
adequate insurance, or the inadequacy of our self-insurance reserves or insurance coverages, could negatively impact our liquidity and financial condition.
▪The unavailability or cancellation of third-party insurance coverage may have a material adverse effect on our financial condition and results of operations as well as disrupt our operations.
▪We could be materially adversely affected by wildfires in California and other areas as well as other severe weather events and natural disasters, including negative impacts to our business, reputation, financial condition, results of operations, liquidity and cash flows.
▪Our business, other than tree services to utility customers, is highly seasonal and weather dependent.
▪Significant customers, particularly utilities, may experience financial difficulties, resulting in payment delays or delinquencies.
▪We are subject to litigation and third-party and governmental regulatory claims and adverse litigation judgments or settlements resulting from those claims could materially adversely affect our business.
▪Significant increases in fuel prices for extended periods of time will increase our operating expenses.
▪We are subject to intense competition.
▪Various economic factors may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable.
▪The impact of regulations initiated as a response to possible changing climate conditions could have a negative effect on our results of operations or our financial condition.
▪The seasonal nature of our business and changes in general and local economic conditions, among other factors, may cause our quarterly results to fluctuate, and our prior performance is not necessarily indicative of future results.
▪We may misjudge a competitive bid and be contractually bound to an unprofitable contract.
▪A disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations, could adversely affect our financial performance.
▪We are dependent, in part, on our reputation of quality, integrity and performance. If our reputation is damaged, we may be adversely affected.
▪Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.
▪Our failure to comply with environmental laws could result in significant liabilities, fines and/or penalties.
▪We may encounter difficulties obtaining surety bonds or letters of credit necessary to support our operations.
▪The uncertainties in the credit and financial markets, including the negative impact of COVID-19, may limit our access to capital.
▪Fluctuations in foreign currency exchange rates may have a material adverse impact on our operating results.
▪Significant increases in health care costs could negatively impact our results of operations or financial position.
▪Our facilities could be damaged or our operations could be disrupted, or our customers or vendors may be adversely affected, by events such as natural disasters, pandemics, such as COVID-19, terrorist attacks or other external events.
▪Our inability to properly verify the employment eligibility of our employees could adversely affect our business.
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
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
With the exception of the impacts of COVID-19, which are discussed elsewhere in this document, there have been no material changes in our reported market risks or risk management policies since the filing of our 2019 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2020.
Item 4.Controls and Procedures.
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
(b) Changes in Internal Control over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal control over financial reporting, to work from home. Despite working remotely, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index
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
Item 1A.Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2019, includes a detailed discussion of our risk factors. There have been no material changes to the risk factors as previously disclosed other than as described below. However, some of the risk factors

Index
disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 have been, and we expect will continue to further be, exacerbated by the impact of the COVID-19 pandemic.

Our business, results of operations, financial position or cash flow could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).
The global spread of the coronavirus pandemic (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict including: the duration and scope of the pandemic, including the current resurgence of cases in the United States and potential challenges caused by the colder winter months, including the onset of the cold and flu season; the impact of the pandemic on economic activity, including the possibility that any future recovery from the COVID-19 pandemic and related impact may also be slowed or reversed by a number of factors, including new or additional resurgences in COVID-19 infections; government imposed restrictions in response to the pandemic, including the temporary shutdowns and work restrictions related to COVID-19 in a few states and certain Canadian provinces impacting our Residential and Commercial Services segment and the possibility that previously-lifted restrictions will be reimposed, or additional restrictions put in place; the effect on our customers and their demand for our services; and the ability of our customers to pay for our services. Clients may slow down decision making, delay planned work or seek to terminate existing agreements. The degree of impact of COVID-19 on our customer sales demand will depend on the extent and duration of the economic contraction.
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
While COVID-19 did not have a material adverse effect on our reported results for the first nine months of 2020, due to the inherent uncertainty surrounding COVID-19 given its continual evolution, such as the current resurgence in cases, we are unable to predict the ultimate impact that it may have on our business, including how it will impact our customers, employees, supply chain and liquidity. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business increases the longer the coronavirus impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of the current economic recession and any economic downturn or recession that may occur in the future.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2020
January 1 to January 25	1,005	$22.60	—	866,570
January 26 to February 22	645	22.60	—	866,570
February 23 to March 28	331,652	24.20	—	866,570
Total First Quarter	333,302	24.19	—

March 29 to April 25	297,079	24.20	—	866,570
April 26 to May 23	251,981	24.20	—	866,570
May 24 to June 27	110,488	24.20	—	866,570
Total Second Quarter	659,548	24.20	—

June 28 to July 25	1,128	24.20	—	866,570
July 26 to August 22	51,039	24.90	—	866,570
August 23 to September 26	87,434	24.90	—	866,570
Total Third Quarter	139,601	24.89	—

Total Year-to-Date	1,132,451	$24.28	—
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
Item 6.Exhibits.
See Exhibit Index page below.

Index
Exhibit Index

Exhibit No.	Description

31.1	Certification of Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1
Certification of Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	November 3, 2020	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 3, 2020	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)