Form 10-K
period 2020-12-31
DAVEY TREE EXPERT CO
filed 2021-03-08
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 22,824,170 Common Shares outstanding as of March 5, 2021. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 26, 2020 was $514,173,814. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be held on May 18, 2021, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements, some of which have been, and may further be, exacerbated by the COVID-19 pandemic. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time; our inability to withstand intense competition; the effect of various economic factors that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of regulations initiated as a response to possible changing climate conditions; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impact of COVID-19 limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matter and/or our reporting of such matters; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; and our inability to properly verify the employment eligibility of our employees. Our business, results of operations, financial position or cash flow could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report on Form 10-K to conform these statements to actual future results.

“We,” “Us,” “Our,” the "Company," “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

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
Our Utility segment is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines and rights-of-way and chemical brush control, natural resource management and consulting, forestry research and development and environmental planning.
We also maintain research, technical support and laboratory diagnostic facilities.
Competition and Customers
Our Residential and Commercial segment is one of the largest national tree care organizations in the United States, and competes with other national and local firms with respect to its services. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility segment is the second largest organization in the industry in the United States, and competes principally with one major national competitor, Asplundh Tree Expert, LLC, as well as several smaller regional firms.
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
We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2020, we had revenues of approximately $216 million, or approximately 17% of total revenues, from Pacific Gas & Electric Company ("PG&E"), our largest customer.
Regulation and Environment
We are subject to various federal, state and local laws, rules and regulations relating to, among other things, labor, wages, health and safety matters, immigration, employee benefits and privacy and customer data security as well as requirements of federal and state transportation agencies with respect to vehicles in our fleet. Noncompliance with these laws and regulations can subject us to fines or civil or criminal prosecution and could have a material adverse effect on our reputation, business, and results of operations.
Additionally, our facilities and operations, in common with those of the industry generally, are subject to governmental regulations designed to protect the environment. This is particularly important with respect to our services regarding insect and disease control, because these services involve, to a considerable degree, the blending and application of spray materials, which require formal licensing in most areas. Constant changes in environmental conditions, environmental awareness, technology and social attitudes make it necessary for us to maintain a high degree of awareness of the impact such changes have on the market for our services. We believe that we comply in all material respects with existing federal, state and local laws regulating the use of materials in our spraying operations as well as the other aspects of our business that are subject to any such regulation.

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
Human Capital
Our values — safety, integrity, expertise, leadership, stewardship and perseverance — are built on the foundation that our people are the key to our success and sustainability as a company. We aim to engage and inspire our employees every day, providing them with education and development opportunities to help them grow personally and professionally. As of December 31, 2020, we employed approximately

9,600 people, of which approximately 92% were in the United States and 8% were in our Canadian locations. Of our active employees, 98% are full time, 2% are part time and 17% are covered by a collective bargaining agreement. We consider our employee relations to be good.
We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Oversight
Our board of directors provides oversight on certain human capital matters, including employee ownership programs and employee relations issues. The compensation committee of our board of directors oversees risks related to our employment policies and our compensation and benefit arrangements. Our Human Resource and Legal departments also have responsibility for advising, educating, and assisting the business on human resource matters and executing our overall human capital management strategies. In addition, the board of directors and the compensation committee receive regular updates from our Chief Executive Officer regarding human capital matters.
Employee Attraction and Retention
As a provider of arboricultural, horticultural, environmental and consulting services, attracting and retaining top talent is critical to our success. We actively recruit candidates who share our commitment to advance the green industry. While our industry faces challenges of seasonal employment and high average turnover, our structure as an employee-owned company enables our talented employees to invest in us as we invest in them. Our recruiting and employee development team cultivates employee strength by recruiting, training and retaining a diverse and talented workforce. The team supports the hiring and early employee experiences of our workforce by utilizing recruiting hubs, which allow for better support to our employees while addressing hiring needs across the U.S. and Canada. We also offer a referral bonus program which encourages current employees to recommend people to join our Company. Employees receive a cash bonus for referring an individual who becomes an employee and remains employed at least 90 days.
We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2020, women represented 12% of our total employees, and minorities (defined as those who identify as Black/African American, Hispanic/Latino, American Indian/Alaskan Native, Asian, Hawaiian/Pacific Islander and/or two or more races) represented 30% of our U.S. employees.
Education and Development
To sustain our growth, it is imperative that we invest in our employees’ personal and professional development. For nearly 140 years, employee education has been fundamental to our success, equipping each employee with the tools they need to deliver the best possible care to our clients. Through our Learning Management System ("LMS"), employees can access our extensive online education and development programs, consisting of over 640 courses covering 15 topics. In addition to online LMS training, we offer multiple in-person training opportunities at our Davey Institute and regional workshop sessions. The largest onsite training—the Davey Institute of Tree Sciences ("D.I.T.S.")—takes place each February in Kent, Ohio. A modern-day take on the original experiences taught by John Davey, D.I.T.S. is open to employees from all over the U.S. and Canada, and the program still uses a combination of lecture and outdoor experiential learning. Due to COVID-19 restrictions, in-person trainings have been moved to a virtual format.
Additionally, ongoing partnerships with trade associations as well as an associate’s degree program offered through Kent State University provide Davey employees with opportunities to continue their education and advance their careers at Davey.

Safe Business Practices
Safety lies at the heart of our company. Our safety program – The Road to Zero – encourages a culture of communication, collaboration and consistency. We view safety and skills training as a continuous development tool and we provide both in-person and distance learning activities to 100% of our field employees each year through our safety department. Davey operates in regions across the United States and Canada where fire seasons and changing climate increase the risk of fire on and around our job sites. In areas with increased fire risk, employees complete an annual fire prevention curriculum developed in collaboration with multiple fire safety and forestry agencies.
In 2017, we implemented our Close Call Communicator, an electronic company-wide platform for safety communication. The platform allows employees to report a close call incident and share those incidents across the company to build tools and tactics for prevention. Employees are encouraged to watch out for potential situations that may put themselves or their co-workers at risk and to speak up if they see something. These efforts serve to improve the holistic management of safety across our operations.
Compensation, Benefits and Well-being
We offer fair, competitive compensation and benefits that support our employees’ overall health and well-being but recognize that supporting our employees does not end there. We encourage employees to plan for their future, and after one year of service, our employees are eligible to invest in our 401(k) plan, where we will match up to 5% of employees’ contributions, or by becoming a shareholder and enrolling in our stock purchase plan, where they can purchase shares of the company at a 15% discount. Both are great ways to save for retirement. We also offer a family scholarship program to assist employees with approved college education tuition and expenses for their children and legal wards.
We have a long-standing tradition of giving back to our communities across the U.S. and Canada, and we encourage our employees to get involved in the communities where they live and work to help grow a better future. In 2018, we launched the Green Leaders program, which recognizes employees’ volunteer activities that are meaningful to them, as well as supporting initiatives that promote trees, sustainable landscapes and the environment. In 2020, employees invested over 8,900 hours to organizations that were meaningful to them. We also encourage employees to give back by offering a charitable matching gift program whereby we match employees’ eligible contributions up to a preset limit.
In response to the COVID-19 pandemic, we implemented additional changes that we determined were in the best interest of our employees as well as the communities in which we operate. This included having our employees work from home to the extent possible, implementing additional safety measures for employees and customers to ensure social distancing when providing services, additional personal protective equipment and additional paid administrative leave of up to ten working days per employee for those who cannot work due to circumstances related to COVID-19.
Core to our values is being there for our people when the unexpected happens. We have two employee assistance programs in place to support our employees. The first is our emergency employee assistance program, which provides grants to employees for food, shelter and other basic needs due to unexpected financial hardships. The second, is our COVID-19 relief program through the Davey Company Foundation, which provides tax-free payments to employees for eligible expenses incurred as a result of the pandemic.
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
The following documents are also made available on our website and a copy will be mailed, without charge, upon request to our Corporate Secretary:
▪Code of Ethics
▪Code of Ethics for Financial Matters
Item 1A. Risk Factors.
The factors described below represent the material risks we face. Except as otherwise indicated, these factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that we do not consider to be material based on information that is currently available or that we are not currently able to anticipate.
Risk Related to the COVID-19 Pandemic
Our business, results of operations, financial position or cash flow could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).
The global spread of the coronavirus pandemic (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict including: the duration and scope of the pandemic, including any surge in cases in the United States and potential challenges caused by an increase in indoor activities due to cold and/or inclement weather, as well as the emergence of new COVID-19 variants, some of which may be more transmissible than the initial strain, and the availability and effectiveness of COVID-19 vaccines and other treatments; the impact of the pandemic on economic activity, including the current recession in the United States and the possibility that any future recovery from the COVID-19 pandemic and related impact may also be slowed or reversed by a number of factors, including new or additional resurgences in COVID-19 infections; government imposed restrictions in response to the pandemic and the possibility that previously-lifted restrictions will be reimposed, or additional restrictions put in place; the effect on our customers and their demand for our services; and the ability of our customers to pay for our services. Clients may slow down decision making, delay planned work or seek to terminate existing agreements. The degree of impact of COVID-19 on our customer sales demand will depend on the extent and duration of the economic contraction.
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
While COVID-19 did not have a material adverse effect on our reported results for the year ended December 31, 2020, due to the inherent uncertainty surrounding COVID-19 given its continual evolution, such as the previous resurgences in cases and the emergence of new strains of COVID-19, we are unable to predict the ultimate impact that it may have on our business, including how it will impact our customers, employees, supply chain and liquidity. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business increases the longer the coronavirus impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of the current economic recession and any economic downturn or recession that may occur in the future.
Risks Related to Our Industry in Which We Intend to Compete
We may be unable to employ a sufficient workforce for our field operations.
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
We are subject to intense competition.
We believe that each aspect of our business is highly competitive. Principal methods of competition in our operating segments are customer service, marketing, image, performance and reputation. Pricing is not always a critical factor in a customer’s decision with respect to our Residential and Commercial segment; however, pricing is generally the principal method of competition for our Utility segment, although in most instances consideration is also given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility segment competes principally with one major national competitor, as well as several smaller regional firms. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. Our competitors may develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business and may have a material adverse effect on our business, financial condition and results of operations. We may also seek acquisitions or other transactions to further enhance our competitive position, and have, in the past, acquired businesses aimed at expanding the geography and scope of our services. Such acquisitions or other transactions involve risks and may present financial or operational challenges and may not provide the benefits intended.
We could be materially adversely affected by wildfires in California and other areas and other severe weather events and natural disasters, including negative impacts to our business, reputation, financial condition, results of operations, liquidity and cash flows.
Our financial condition, results of operations, liquidity and cash flows could be materially affected by potential losses resulting from the impact of wildfires and other major weather events and natural disasters, in California and other areas, which have in the past and could in the future expose the Company to litigation and liabilities pursuant to the Company’s indemnification obligations to its customers. Such weather events and natural disasters could result in severe business disruptions, property damage, injuries or loss of life. Such events could result in significant decreases in revenues, cost increases, and other financial difficulties to the Company’s customers and could cause them to file for bankruptcy protection, as occurred with PG&E in 2019, which emerged from bankruptcy in July 2020. Any such event could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and cash flows. Further, these events could result in government enforcement actions or regulatory penalties, litigation and/or civil or governmental actions, including investigations, citations and fines, against our customers and against us if any related losses are found to be the result of their or our activities and services. Any litigation relating to wildfires could take a number of years to resolve due to the complexity of the matters, including ongoing investigations into the cause of the fire and the number of claims or parties that may be involved.
Any regulatory responses or wildfire reforms taken by the state of California or any other jurisdiction where we have operations could adversely impact our business, financial condition, results of operations, liquidity and cash flows.
Our business is dependent upon service to our utility customers and we may be affected by developments in the utility industry.
We derive approximately 57% of our total revenues from our Utility segment. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, including the January 2019 Chapter 11 filing by PG&E, from which it emerged July 2020, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.
Risks Related to Our Business and Financial Condition
We could be negatively impacted if our self-insurance accruals or our insurance coverages prove to be inadequate.
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
Any of our existing excess insurance coverage may not be renewed upon the expiration of the coverage period or future coverage may not be available at competitive rates for the required limits. In addition, our third-party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, they may have a material adverse effect on our financial condition and results of operations as well as disrupt our operations. For example, we have operations in California, which has an environment prone to wildfires. Should our third-party insurers determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities, which would have a material adverse effect on our financial condition and results of operations and potentially disrupt our California operations.
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
On January 29, 2019, our largest customer, PG&E, filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, from which it emerged in July 2020. Our total outstanding pre-petition receivables from PG&E as of December 31, 2019 were approximately $15 million, for which the Company received payment in full during the third and fourth quarters of 2020. The Company's primary contracts were assumed by PG&E and we continue to perform work for PG&E under the terms of our contract.
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
Many scientists, environmentalists, international organizations, political activists, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that these parties believe may be contributors to global climate change. These proposals, if enacted, could result in a variety of regulatory programs, including potential new regulations, additional charges and taxes to fund energy efficiency activities, or other regulatory actions. The change in the U.S. presidential administration may result in the prioritization of environmental policies, such as climate change mitigation and adaptation measures. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers.
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
We have experienced and expect to continue to experience quarterly variations in revenues and operating income as a result of many factors, including:
▪the seasonality of our business;
▪the timing and volume of customers' projects;
▪budgetary spending patterns of customers;
▪the commencement or termination of service agreements;
▪costs incurred to support growth internally or through acquisitions;
▪changes in our mix of customers, contracts and business activities;
▪fluctuations in insurance expense due to changes in claims experience and actuarial assumptions; and
▪general and local economic conditions, including the impact of the COVID-19 pandemic and resulting recession in the United States.

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
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, or the systems of third parties upon whom we rely, could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. A cyberattack or breach involving our information technology systems or those of our suppliers or other partners could result in business disruption, including disruptions in critical systems, corruption or loss of data, loss or theft of funds, theft of our intellectual property, trade secrets, customer information or other data and unauthorized access to, or release of, personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, reputation, relationships with our customers, financial condition, operating results and cash flows and could expose us to data loss, allow others to unfairly compete with us, and subject us to litigation, government enforcement actions, regulatory penalties and costly response measures. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future, and we may not have adequate insurance coverage to compensate us for any losses relating to such events.
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
Various economic factors, such as the current U.S. economic recession caused by the impact of the COVID-19 pandemic, may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. That may make it difficult to estimate our customers' requirements for our services and, therefore, add uncertainty to customer demand. Various economic factors, such as the recession, and customers' confidence in future economic conditions may cause a reduction in our customers' spending for our services and impact the ability of our customers to pay amounts owed, which could reduce our cash flow and adversely impact our debt or equity financing. These events could have a material adverse effect on our operations and our ability to grow at historical levels.
We may not have access to capital in the future due to uncertainties in the financial and credit markets.
We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Future changes in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time-to-time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Economic disruptions, such as the current recession, and any resulting limitations on future funding, including any restrictions on access to funds under our revolving credit facility, could have a material adverse effect on us.
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

Revenues from customers in Canada are subject to foreign currency exchange. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have a material adverse impact on our operating results and asset values and could reduce shareholders’ equity. In addition, if we expand our Canadian operations, exposures to gains and losses on foreign currency transactions may increase.
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
Our business could be negatively impacted by corporate citizenship and environmental, social and governance matters and/or our reporting of such matters.
There is an increasing focus from certain customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments, including pursuant to our Corporate Responsibility Report. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
Because no public market exists for our common shares, the ability of shareholders to sell their common shares may be limited.
Our common shares are not traded on any national exchange, market system or over-the-counter bulletin board. Because no public market exists for our common shares, the ability of shareholders to sell these shares is limited. While we have provided a ready market for shareholders through our direct purchase of common shares, we are generally under no obligation to do so and may discontinue such purchases at any time. In addition, pursuant to our Articles of Incorporation and other plans and agreements pursuant to which our employees and non-employee directors have received our common shares, our common shares are subject to transfer restrictions that may limit the ability of shareholders to transfer their shares to individuals or entities other than our employees or our subsidiaries, including rights of first refusal and repurchase rights held by us and the Employee Stock Ownership Trust, which is the trust for the Company's Employee Stock Ownership Plan.
There can be no assurance that we will continue to declare cash dividends.
Our Board of Directors has adopted a dividend policy pursuant to which we currently pay a cash dividend on our common stock on a quarterly basis. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our Board of Directors may deem relevant. The declaration and payment of any dividend is subject to the approval of our Board of Directors and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.
Natural disasters, pandemics, terrorist attacks and other external events could adversely affect our business.
Natural disasters, public health epidemics or pandemics, such as the COVID-19 coronavirus, terrorist attacks and other adverse external events could materially damage our facilities or disrupt our operations, or damage the facilities or disrupt the operations of our customers or vendors, and may pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time. The occurrence of any such event could adversely affect our business, financial condition and results of operations.
Item 1B.  Unresolved Staff Comments.
There are no unresolved comments from the Staff of the SEC.
Item 2.  Properties.
Our corporate headquarters campus is located in Kent, Ohio, which, along with several other properties in the surrounding area, includes The Davey Institute's research, technical support and laboratory diagnostic facilities.
We conduct administrative functions through our headquarters and our offices in Livermore, California (Utility Services). Our Canadian operations’ administrative functions are conducted through properties located in the provinces of Ontario and British Columbia. We believe our properties are well maintained, in good condition and suitable for our present operations. A summary of our owned properties follows:

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	33	Owned	337,456	15
Utility	3	Owned	36,307	3
Residential and Commercial, and Utility	4	Owned	43,406	4
We also lease approximately 197 properties in 31 states and five provinces.

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
The cases were mediated unsuccessfully in December 2018 and the State Court case was originally set for trial on January 22, 2019. However, as discussed below, all of the civil cases were later stayed on December 28, 2018 until the conclusion of criminal proceedings against individuals and currently remain stayed.
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and one other individual with various crimes, including conspiracy to murder the deceased. On December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation and have met with both the civil and criminal divisions of the Department of Justice ("DOJ") to resolve the matter. Due to pandemic-related issues and delays on the side of the DOJ, the matter currently remains unresolved.
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
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019 but was unsuccessful in resolving the matters. All civil cases continue to remain stayed.
In both cases, the Company has denied all liability and is vigorously defending the action. It also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also is vigorously defending the action.
Item 4.  Mine Safety Disclosures.
Not applicable.
Information about our Executive Officers.
Our executive officers and their present positions and ages as of March 1, 2021 follow:

Name	Age	Position	Years with Company	Served as an Executive Officer Since

Patrick M. Covey	57	Chairman, President and Chief Executive Officer	29	2007

Joseph R. Paul, CPA	59	Executive Vice President, Chief Financial Officer and Secretary	15	2005

Christopher J. Bast, CPA, CTP	53	Vice President and Treasurer	7	2013

James E. Doyle	52	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	31	2014

Gregory M. Ina	49	Executive Vice President, The Davey Institute and Employee Development	25	2016

Dan A. Joy	63	Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services	44	2013

Brent R. Repenning	49	Executive Vice President, U.S. Utility and Davey Resource Group	26	2014

Erika J. Schoenberger	41	Vice President, General Counsel and Assistant Secretary	3	2018

Thea R. Sears, CPA	52	Vice President and Controller	27	2010

James F. Stief	66	Executive Vice President, U.S. Residential Operations	42	2010

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

	Common Stock Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2020
First quarter ended March 28, 2020	$24.20	$22.60	2.5
Second quarter ended June 27, 2020	24.20	24.20	2.5
Third quarter ended September 26, 2020	24.90	24.20	2.5
Fourth quarter ended December 31, 2020	24.90	24.90	2.5
Fiscal Year 2019
First quarter ended March 30, 2019	21.10	19.70	2.5
Second quarter ended June 29, 2019	21.10	21.10	2.5
Third quarter ended September 28, 2019	22.60	21.10	2.5
Fourth quarter ended December 31, 2019	22.60	22.60	2.5
On December 4, 2020, our Board of Directors approved a change to our dividend policy. Under the revised dividend policy, on an annual basis, we will now target a dividend yield in the range of .4% to .5%. The Board will evaluate the dividend on a semiannual basis in conjunction with our independent stock valuation and if the current annual dividend is less than .4% of our current stock price, the Board intends to increase the quarterly cash dividend.
The declaration of future cash dividends will be subject to the Board's final determination based on a number of factors, including our financial performance and available cash resources, the terms of our indebtedness, our cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for us. The dividend policy may be revised, suspended or cancelled at the discretion of the Board at any time.

Record Holders and Common Shares
On March 5, 2021, we had 4,371 record holders of our common shares.
On March 5, 2021, we had 22,824,170 common shares outstanding and options exercisable to purchase 940,277 common shares.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2020
January 1 to January 25	1,005	$22.60	—	866,570
January 26 to February 22	645	22.60	—	866,570
February 23 to March 28	331,652	24.20	—	866,570
Total First Quarter	333,302	24.19	—

March 29 to April 25	297,079	24.20	—	866,570
April 26 to May 23	251,981	24.20	—	866,570
May 24 to June 27	110,488	24.20	—	866,570
Total Second Quarter	659,548	24.20	—

June 28 to July 25	1,128	24.20	—	866,570
July 26 to August 22	51,039	24.90	—	866,570
August 23 to September 26	87,434	24.90	—	866,570
Total Third Quarter	139,601	24.89	—

September 27 to October 24	257,824	24.90	175,610	690,960
October 25 to November 28	153,046	24.90	—	690,960
November 29 to December 31	54,608	24.90	—	690,960
Total Fourth Quarter	465,478	24.90	175,610

Total Year to Date	1,597,929	$24.46	175,610
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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 200,000 common shares, which authorization was increased by an additional 1,000,000 common shares in May 2018. Of the 1,200,000 total shares authorized, 690,960 remain available under the program. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

Stock Performance Graph
Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index
The following Performance Graph compares cumulative total shareholder returns (assuming an initial investment of $100 on December 31, 2015 and reinvestment of dividends) for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index (the "S&P 500 Index") and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The peer group are all publicly held companies deemed to be engaged in similar lines of business.

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company

325
300
275
250
225
200
175
150
125
100
75
Five-Year Cumulative Return
2015
2016
2017
2018
2019
2020
Davey Tree
S&P 500 Index
Peer Group

	2015	2016	2017	2018	2019	2020
Davey Tree	100	108	118	131	151	188
S&P 500 Index	100	112	136	130	171	203
Peer Group	100	141	174	152	178	297
The Performance Graph and related information above shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.  Selected Financial Data.

	Fiscal Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except ratio and per share data)
Operating Statement Data:
Revenues	$1,287,552	$1,143,720	$1,024,791	$915,958	$845,678
Costs and expenses:
Operating	823,297	730,096	666,141	587,443	541,785
Selling	227,392	209,148	184,388	167,934	152,106
General and administrative	89,528	76,738	67,462	59,403	58,293
Depreciation	53,888	57,292	54,914	50,702	47,284
Amortization of intangible assets	2,827	2,545	2,055	2,384	2,306
Gain on sale of assets, net	(3,581)	(2,055)	(5,106)	(3,989)	(4,664)
Income from operations	94,201	69,956	54,937	52,081	48,568
Interest expense	(6,899)	(8,514)	(7,039)	(4,886)	(4,393)
Interest income	2,135	348	350	292	255
Other expense	(5,555)	(8,112)	(11,505)	(9,603)	(7,485)
Income before income taxes	83,882	53,678	36,743	37,884	36,945
Income taxes	22,945	12,628	9,385	16,075	14,885
Net income	$60,937	$41,050	$27,358	$21,809	$22,060
Earnings per share--diluted *	$2.65	$1.71	$1.07	$.82	$.81
Shares used for computing per share amounts--diluted *	23,033	23,978	25,481	26,697	27,247

Other Financial Data:
Depreciation and amortization	$56,715	$59,837	$56,969	$53,086	$49,590
Capital expenditures	51,650	58,355	60,410	57,100	56,646
Cash flow provided by (used in):
Operating activities	152,081	83,353	62,104	56,776	55,370
Investing activities	(54,928)	(63,322)	(61,377)	(59,518)	(54,808)
Financing activities	(92,059)	(31,824)	9,065	6,410	(7,721)
Cash dividends declared per share *	$.10	$.10	$.10	$.10	$.10

Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B

	As of December 31,
	2020	2019	2018	2017	2016

	(In thousands, except ratio and per share data)
Balance Sheet Data:
Working capital	$85,190	$115,753	$115,756	$80,468	$59,868
Current ratio	1.39	1.70	1.83	1.63	1.50
Property and equipment, net	204,717	199,850	202,285	193,183	179,436
Total assets	655,354	596,924	527,410	474,116	424,793
Long-term debt	83,547	145,149	158,425	119,210	92,623
Other long-term liabilities	118,874	101,702	69,575	66,224	62,801
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP)	153,387	124,555	119,049	123,520	124,201
Total common shareholders' equity	79,674	59,846	41,049	36,177	26,596
Redeemable common shares *	5,113	5,147	5,642	6,467	7,057
Common shares: *
Issued	37,801	37,767	37,272	36,447	35,857
Less: In treasury	20,094	19,737	20,033	18,693	17,991
Net outstanding	22,820	23,177	22,881	24,221	24,923
Stock options: *
Outstanding	1,409	1,428	1,466	1,529	1,599
Exercisable	940	938	890	801	751
ESOT valuation per share *	$30.00	$24.20	$21.10	$19.10	$17.60

* 2016 has been adjusted for a two-for-one stock split, effective June 1, 2017.
Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in thousands, except share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:
▪Overview of 2020 Results;
▪Results of Operations, including fiscal 2020 compared to fiscal 2019;
▪Liquidity and Capital Resources, including cash flow summary, contractual obligations summary, off-balance sheet arrangements, and capital resources;
▪Recent Accounting Guidance;
▪Critical Accounting Policies and Estimates; and
▪Market Risk Information, including interest rate risk and foreign currency exchange rate risk.

OVERVIEW OF 2020 RESULTS
General
We provide a wide range of arboricultural, horticultural, environmental and consulting services to residential, utility, commercial and governmental entities throughout the United States and Canada.
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
Utility--Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines and rights-of-way and chemical brush control, natural resource management and consulting, forestry research and development and environmental planning.
All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in “All Other.”
Impact of COVID-19
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the year ended December 31, 2020, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear due to the inherent uncertainty surrounding COVID-19, given its continual evolution.
We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. Where possible, we have transitioned our employees to work from home and implemented measures to ensure social distancing when providing services to our customers, including providing personal protective equipment and limiting contact within vehicles. We have also provided additional administrative leave for employees affected by COVID-19 directly or indirectly and converted our 2020 Annual Meeting of Shareholders to a virtual-only format. During 2020, we incurred expenses of $4,627 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment. We have also experienced a reduction of travel expenses of approximately $5,800 largely related to restrictions imposed as a response to the pandemic.
The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, any resurgence of cases in the United States and potential challenges caused by the colder winter months, including the onset of the cold and flu season, and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional restrictions will be put in place, among other things. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business increases the longer the coronavirus impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of the current economic recession and any economic downturn or recession that may occur in the future.

RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2020	2019	2018	2020/2019	2019/2018
Revenues	100.0%	100.0%	100.0%	12.6%	11.6%
Costs and expenses:
Operating	63.8	63.8	65.0	12.8	9.6
Selling	17.7	18.3	18.0	8.7	13.4
General and administrative	7.0	6.7	6.6	16.7	13.7
Depreciation	4.2	5.0	5.4	(5.9)	4.3
Amortization of intangible assets	.2	.2	.2	11.1	23.8
Gain on sale of assets, net	(.3)	(.2)	(.5)	74.3	(59.8)
	92.7	93.9	94.6	11.1	10.7
Income from operations	7.3	6.1	5.4	34.7	27.3
Other income (expense):
Interest expense	(.5)	(.7)	(.7)	(19.0)	21.0
Interest income	0.2	—	—	nm	nm
Other	(.4)	(.7)	(1.1)	(31.5)	(29.5)
Income before income taxes	6.5	4.7	3.6	56.3	46.1
Income taxes	1.8	1.1	0.9	81.7	34.6
Net income	4.7%	3.6%	2.7%	48.4%	50.0%

nm--not meaningful

Fiscal 2020 Compared to Fiscal 2019
A comparison of our fiscal year 2020 results to 2019 follows:

	Year Ended December 31,
	2020	2019	Change	% Change
Revenues	$1,287,552	$1,143,720	$143,832	12.6%
Costs and expenses:
Operating	823,297	730,096	93,201	12.8
Selling	227,392	209,148	18,244	8.7
General and administrative	89,528	76,738	12,790	16.7
Depreciation	53,888	57,292	(3,404)	(5.9)
Amortization of intangible assets	2,827	2,545	282	11.1
Gain on sale of assets, net	(3,581)	(2,055)	1,526	74.3
	1,193,351	1,073,764	119,587	11.1
Income from operations	94,201	69,956	24,245	34.7
Other income (expense):
Interest expense	(6,899)	(8,514)	1,615	(19.0)
Interest income	2,135	348	1,787	nm
Other	(5,555)	(8,112)	2,557	(31.5)
Income before income taxes	83,882	53,678	30,204	56.3
Income taxes	22,945	12,628	10,317	81.7
Net income	$60,937	$41,050	$19,887	48.4%

Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B nm--not meaningful
Revenues--Revenues of $1,287,552 increased $143,832 compared with the $1,143,720 reported in 2019. Utility increased $131,562, or 21.7%, from the prior year. The increase was primarily attributable to additional revenues from increased work year-over-year on existing accounts, rate increases and new accounts. Most of our Utility Services segment work was deemed essential services and was not significantly affected by COVID-19. Residential and Commercial increased $10,702, or 2.0%, from 2019. Increases, primarily in tree surgery, plant care, storm damage services and consulting services, were partially offset by decreases in grounds maintenance. While our Residential and Commercial Services segment work was deemed essential services in most states, we experienced temporary shutdowns or work restrictions related to COVID-19 in a few states and certain Canadian provinces. Where possible, Residential and Commercial Services employees affected by a shutdown or work restrictions were reassigned to assist with Utility Services operations.
Operating Expenses--Operating expenses of $823,297 increased $93,201 from the prior year, but as a percentage of revenues remained at 63.8%. Utility experienced an increase of $86,160, or 19.5%, from 2019, but as a percentage of revenues decreased to 71.4% from 72.7%. Increases in employee labor and benefits expense, equipment expense, subcontractor expense, and crew expenses were partially offset by decreases in fuel expense and disposal expense. Residential and Commercial decreased $3,585, or 1.3%, compared with 2019 and as a percentage of revenue decreased to 51.1% from 52.8%. Decreases in materials expense, subcontractor expense, and fuel expense, were offset by increases in employee labor and benefits expense and equipment expense.
Operating expenses for the period also included $4,627 of expenses related directly to COVID-19, including $3,080 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions whether from the virus itself or government imposed restrictions or closures.

Fuel costs decreased in 2020 as compared with fuel costs for 2019 and impacted operating expenses within both segments. During 2020, fuel expense of $31,597 decreased $4,713, or 13.0%, from the $36,310 incurred in 2019. The $4,713 decrease included price decreases approximating $4,981 and usage increases approximating $268.
Selling Expenses--Selling expenses of $227,392 increased $18,244 from 2019 but as a percentage of revenues decreased to 17.7% from 18.3%. Utility increased $9,727, or 13.6%, from 2019 but as a percentage of revenue decreased to 11.0% from 11.8%. Increases in wages and incentive expense, rent expense, utilities expense and taxes were partially offset by decreases in travel expense and employee development expense. Residential and Commercial increased $7,962, or 5.6%, from 2019 and as a percentage of revenue increased to 27.3% from 26.4%. Increases in field management wages and incentive expense, office rent and marketing expenses were partially offset by decreases in travel expense and employee development expense.
General and Administrative Expenses--General and administrative expenses increased $12,790 to $89,528, an increase of 16.7% from the $76,738 experienced in 2019 and as a percentage of revenues increased to 7.0% from 6.7%. Increases in salary and incentive expense and computer expense were partially offset by reductions in travel expense and professional service expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $56,715 decreased $3,122 from the prior year and as a percentage of revenues decreased to 4.4% from 5.2%. The decrease was attributable to lower capital expenditures in recent years and an increased use of operating leases for equipment.
Gain on Sale of Assets--Gain on the sale of assets of $3,581 increased $1,526 from the $2,055 recognized in 2019. The increase is the result of the sale of more vehicles and equipment in 2020 as in 2019, at a higher average gain per unit in 2020 as compared with our average gain in 2019.
Interest Expense--Interest expense of $6,899 decreased $1,615 from the $8,514 incurred in 2019. The decrease is attributable to lower average debt levels and borrowing rates necessary to fund operations and capital expenditures.
Interest Income--Interest income of $2,135 increased 1,787 from the $348 of interest income in 2019. The increase is attributable to interest on PG&E pre-petition receivables which was approved by the United States Bankruptcy Court and received during the third and fourth quarter of 2020.
Other, Net--Other, net of $5,555 decreased $2,557 from the $8,112 experienced in 2019. Other, net, consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for 2020 were $22,945, an effective tax rate of 27.4%, compared with income taxes for 2019 of $12,628, or an effective tax rate of 23.4%. The increase of 4.0% in the effective tax rate as compared to 2019 relates primarily to the termination of the pension plan in 2019 and the discrete benefit to the rate which occurred as a result, as well as the variance in the exercise of equity awards, which were significantly less in 2020 as compared to 2019, resulting in a smaller tax benefit in 2020.
Net Income--Net income of $60,937 was $19,887 more than the $41,050 earned in 2019.
Fiscal 2019 Compared to Fiscal 2018
A detailed discussion of the prior year 2019 to 2018 year-over-year changes has been omitted from this Form 10-K and can be found in Part II, Item 7. Management's Discussion and Analysis, in the 2019 Annual Report on Form 10-K filed with the SEC on March 9, 2020; which specific discussion is incorporated herein by reference.

Goodwill—Impairment Tests
Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2020 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2020 that would impact this conclusion.
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
The carrying value of the recorded goodwill for all reporting units totaled approximately $48,256 at December 31, 2020. Based upon the goodwill impairment analysis conducted in the fourth quarter 2020, the determined fair value of the reporting units exceeded their carrying value by more than a significant amount.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2020 and December 31, 2019, are summarized as follows:

	2020	2019
Cash provided by (used in):
Operating activities	$152,081	$83,353
Investing activities	(54,928)	(63,322)
Financing activities	(92,059)	(31,824)
Effect of exchange rate changes on cash	107	132
Increase/(Decrease) in cash	$5,201	$(11,661)
Net Cash Provided by Operating Activities--Operating activities in 2020 provided cash of $152,081 as compared to $83,353 provided in 2019. The $68,728 net increase was primarily attributable to (i) an increase of $4,806 in the change in self-insurance accruals, (ii) an increase of $45,389 in the change in accounts payable and accrued expenses, and (iii) an $11,207 decrease in the change in accounts receivable.
Overall, accounts receivable increased $21,366 in 2020 as compared to the increase of $32,573 experienced in 2019. The increase in 2020 was attributable to the timing of payments from Utility segment customers including payment in full of the pre-petition receivables of approximately $15,000 from PG&E. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (“DSO”) at the end of 2020 decreased by six days to 67 days, as compared to 2019. The DSO at December 31, 2019 was 73 days, with the prior year being impacted by the PG&E pre-petition receivables. DSO excluding PG&E pre-petition receivables would have been 69 days at the end of 2019. We use DSO to monitor trends in customer payment patterns and collection efforts.
Accounts payable and accrued expenses increased $52,577 in 2020, a $45,389 change from the increase of $7,188 experienced in 2019. The increase was primarily attributable to increases in payroll taxes payable, trade payables, and employee compensation accruals. The increase in payroll taxes payable are attributable to the deferral of certain federal payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. Accounts payable was impacted by lower payables for equipment and income taxes payable were impacted by the timing of estimated payments.
Self-insurance accruals increased $13,597 in 2020, a change of $4,806 compared to the increase of $8,791 experienced in 2019. The increase occurred within our workers compensation and general liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.
Net Cash Used in Investing Activities--Investing activities used $54,928 in cash, $8,394 less than the $63,322 used in 2019. The decrease was primarily attributable to a decrease in expenditures for equipment. Our decrease in capital expenditures is partially the result of our increased use of operating leases for equipment.
Net Cash Used in Financing Activities--Financing activities used $92,059 in cash in 2020, $60,235 more than the $31,824 of cash used in 2019. Our borrowing on our revolving credit facility decreased $62,000 as compared with the $31,500 decrease during 2019. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Proceeds from notes payable totaled $269,445 and payments of notes payable totaled $281,985 during 2020. Purchases of common shares for treasury of $39,079 were partially offset by net cash received of $25,827 from the sale of common shares. Dividends paid during 2020 totaled $2,271.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note M, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $8,206 and $12,051 in 2020 and 2019, respectively. Purchases of common shares, other than redeemable common shares, approximated $30,873 and $22,596 in 2020 and 2019, respectively.
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
The Amended and Restated Credit Agreement extended the term of the revolving credit facility to October 6, 2022 from November 7, 2018. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the Amended and Restated Credit Agreement. As of December 31, 2020, we were in compliance with all financial covenants contained in our revolving credit facility.
As of December 31, 2020, we had unused commitments under the facility approximating $247,123, and $2,877 committed, which consisted of issued letters of credit of $2,877. Borrowings outstanding bear interest, at our option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or (iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
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

4.00% Senior Unsecured Notes--On February 5, 2019, we issued 4.00% Senior Notes, Series B (the "4.00% Senior Notes") pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $25,000. The 4% Senior Notes are due September 21, 2028. Subsequent series of shelf notes may be issued pursuant to the Note Purchase and Shelf Agreement in an aggregate additional principal amount not to exceed $25,000. A further amendment to the revolving credit facility would be required for such a transaction to be permissible under the revolving credit facility. The 4.00% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on September 21, 2024 (the sixth anniversary of issuance of the 3.99% Senior Notes).
The net proceeds of all senior notes were used to pay down borrowings under our revolving credit facility.
As of December 31, 2020, we were in compliance with all financial covenants contained in our senior notes.
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
The AR Securitization program has a limit of $100,000, of which $83,355 and $76,732 were issued for LCs as of December 31, 2020 and December 31, 2019, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2020--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of 1.00% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to a reserve-adjusted LIBOR or, in certain circumstances, a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50% and, following any default, 2.00% plus the greater of (a) adjusted LIBOR and (b) a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50%.
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

Contractual Obligations Summary
The following is a summary of our long-term contractual obligations, at December 31, 2020, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2021	2022	2023	2024	2025	Thereafter
Senior unsecured notes	$92,970	$2,995	$2,995	$2,995	$17,995	$17,396	$48,594
Term loans	22,304	19,723	1,882	699	—	—	—
Financing lease obligations	9,193	2,414	1,527	1,327	1,245	1,151	1,529
Operating lease obligations	58,611	20,427	16,249	9,778	5,434	2,616	4,107
Self-insurance accruals	109,280	37,598	25,987	15,869	9,605	5,441	14,780
Purchase obligations	29,666	29,666	—	—	—	—	—
Other liabilities	10,689	1,145	1,330	2,156	2,540	1,750	1,768
	$332,713	$113,968	$49,970	$32,824	$36,819	$28,354	$70,778
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2020. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2020, have not been included in the summary above. Noncurrent deferred taxes are also not included in the summary.
As of December 31, 2020, total commitments related to issued letters of credit were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR securitization facility, and $2,010 were issued under short-term lines of credit. As of December 31, 2019, total commitments related to issued letters of credit were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR securitization facility, and $2,010 were issued under short-term lines of credit.
Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2021 through 2023. We intend to renew the performance bonds where appropriate and as necessary.
Off-Balance Sheet Arrangements
There are no “off-balance sheet arrangements” as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Cash of $16,201 as of December 31, 2020 included $12,967 in the U.S. and $3,234 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate any portion of our 2020 Canadian earnings to satisfy our 2021 U.S. based cash flow needs.
Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2020, we had working capital of $85,190, unused short-term lines of credit approximating $9,168, and $247,123 available under our revolving credit facility.
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
On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily arising from Utility customers; allowance for credit losses; and self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
We believe the following are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
Revenue Recognition--We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Performance obligations are satisfied as our services are provided to customers. See Note S for a detailed description of our revenue recognition policy.
Allowance for Credit Losses--In determining the allowance for credit losses, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), we evaluate each specific situation to determine the collectibility given the facts and circumstances and if necessary, record a specific allowance for credit losses against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for credit losses based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer’s ability to meet its financial obligation to us or higher than expected customer defaults), our estimates of the recoverability of amounts could differ from the actual amounts recovered.
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

Our self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Estimating ultimate losses of reported and unreported claims is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Accordingly, our estimates of ultimate losses can change as claims mature. Our accruals also are affected by changes in the number of new claims incurred and claim severity. The methods for estimating the ultimate losses and the total cost of claims were determined by third-party consulting actuaries; the resulting accruals are reviewed by management, and any adjustments arising from changes in estimates are reflected in income.
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
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by the Company. As part of the process to determine the market price, an independent valuation is obtained, which is approved by the Company's Board of Directors. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded ("comparable publicly traded companies"). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The fair valuation of the shares utilizes two valuation approaches, the Market Approach and the Income Approach, to derive a basis of value. Some key assumptions used in the stock valuation include growth rate, discount rate, rate of capital expenditures, net worth, earnings and appropriate valuation multiples.
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

The following table provides information, as of December 31, 2020, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2020.

	Expected Maturity Date							Fair Value December 31, 2020
	2021	2022	2023	2024	2025	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$19,509	$1,673	$652	$15,000	$15,000	$45,000	$96,834	$103,384
Average interest rate	3.8%	4.8%	4.2%	4.0%	4.0%	4.0%
Variable rate	$30	$—	$—	$—	$—	$—	$30	$30
Average interest rate	3.3%	—%	—%	—%	—%	—%
The interest rate on the variable-rate debt, as of December 31, 2020, was 3.3%.
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
For the year ended December 31, 2020, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2020, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
Kent, Ohio
March 8, 2021
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Davey Tree Expert Company (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 8, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a change in accounting for its workers’ compensation accruals.
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
March 8, 2021

Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Information about our executive officers is included in the section "Information about our Executive Officers,” pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.
Information about our directors will be included in the sections "Proposal One-Election of Directors" and "Corporate Governance-Board Independence" of our 2021 Proxy Statement, which is incorporated into this report by reference.
Information about our audit committee and our audit committee financial experts will be included in the sections "Corporate Governance-Audit Committee” and "Corporate Governance-Committees of the Board of Directors" of our 2021 Proxy Statement, which are incorporated into this report by reference.
Information required by Item 405 of Regulation S-K will be included in the section "Ownership of Common Shares-Delinquent Section 16(a) Reports” of our 2021 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Corporate Governance-Shareholder Nominations for Director," which is incorporated into this report by reference.
We have adopted a Code of Ethics for Financial Matters that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. That Code is available on our website or upon request, as described in this report in Item 1. “Business - Access to Company Information.” We intend to disclose, on our website at www.davey.com, any amendments to, or waiver of, any provision of that Code that would otherwise be required to be disclosed under the rules of the SEC.
Item 11.  Executive Compensation.
Information about executive and director compensation will be included in the sections “Compensation Discussion and Analysis,” "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Named Executive Officers," "2020 Director Compensation", and "Corporate Governance-Compensation Committee Interlocks and Insider Participation" of our 2021 Proxy Statement, which are incorporated into this report by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about ownership of our common shares by certain persons will be included in the section "Ownership of Common Shares" of our 2021 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans will be included in the section “Compensation of Named Executive Officers-Equity Compensation Plan Information” of our 2021 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information about certain transactions between us and our affiliates and certain other persons and the independence of directors will be included in the sections “Corporate Governance-Board Independence” and "Corporate Governance-Transactions with Related Persons, Promoters and Certain Control Persons" of our 2021 Proxy Statement, which are incorporated into this report by reference.
Item 14.  Principal Accountant Fees and Services.
Information about our principal accountant’s fees and services is in the section “The Independent Registered Public Accounting Firm” of our 2021 Proxy Statement, which is incorporated into this report by reference.
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

4.1	Description of The Davey Tree Expert Company's Registered Securities (Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.22
Receivables Financing Receivables Financing Agreement Amendment No. 8, dated May 19, 2020, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020. Amendment No. 8, dated May 19, 2020, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020.

10.23
Receivables Purchase Agreement, dated May 9, 2016, among The Davey Tree Expert Company, Davey Tree Surgery Company, and Davey Receivables LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.24
Joinder Agreement, dated May 7, 2018, by and among Davey Receivables LLC, and PNC Bank, National Association, to the Receivables Purchase Agreement, dated May 9, 2016 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2018).

10.25
Master Note Purchase Agreement, dated July 22, 2010, by and among The Davey Tree Expert Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2010).

10.26
Note Purchase and Private Shelf Agreement, dated September 21, 2018, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

EXHIBIT INDEX
Exhibit No.	Description
10.27 *	Form of 2014 Omnibus Stock Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.28 *
Form of 2014 Omnibus Stock Plan Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

18	Letter from Deloitte & Touche LLP, regarding Change in Accounting Principal	Filed Herewith

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

99.1
Policy of Implementation of Certain Company Rights Under Article Sixth of the Amended Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

* Management contracts or compensatory plans or arrangements.

The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2021.

THE DAVEY TREE EXPERT COMPANY

/s/ Patrick M. Covey
Patrick M. Covey Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2021.

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
YEAR ENDED DECEMBER 31, 2020
THE DAVEY TREE EXPERT COMPANY
KENT, OHIO

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statements Schedules
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note B to the financial statements, the Company has elected to change its method of accounting for its workers’ compensation accruals from measuring those liabilities at a discounted amount to measuring them at an undiscounted amount during the year-ended December 31, 2020. The change in accounting principle has been retrospectively applied to the consolidated financial statements for the years ended December 31, 2019 and 2018.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit

List of Financial Statements and Financial Statements Schedules
matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Self-Insurance Accruals — Refer to Notes B and I to the financial statements
Critical Audit Matter Description
The Company is generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability, and general liability claims. The Company uses commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Self-insurance accruals consist of the projected settlement value of reported and unreported claims. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience. Self-insurance accruals as of December 31, 2020, were $109 million.
We identified self-insurance accruals as a critical audit matter because estimating ultimate losses of reported and unreported claims is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Changes in claims incurred, claim severity, or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
Given the degree of subjectivity related to estimating self-insurance losses and liabilities, auditing these accruals required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self-insurance accruals were appropriately recorded as of December 31, 2020.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the self-insurance accrual included the following, among others:
•We tested the effectiveness of controls related to the self-insurance accruals, including management’s control over the projection of settlement value of reported and unreported claims.
•We evaluated the methods and assumptions used by management to understand the claims incurred in order to estimate the self-insurance accruals by:
–Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.
–Comparing management’s historical estimates to actual payments during the current year to identify potential bias in the determination of the self-insurance accruals.
•With the assistance of our actuarial specialists, we developed independent estimates of the self-insurance accruals using actuarial valuation methods and loss development factors derived from both the Company’s own experience as well as insurance industry information. We used the results from each analysis to form a range of ultimate and unpaid losses and then compared our estimates to management’s estimates.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 8, 2021

We have served as the Company's auditor since 2018.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$16,201	$11,000
Accounts receivable, net	252,921	231,311
Operating supplies	10,206	12,127
Prepaid expenses	24,956	25,664
Other current assets	778	1,323
Total current assets	305,062	281,425
Property and equipment, net	204,717	199,850
Right-of-use assets - operating leases	55,893	40,033
Other assets	29,756	22,397
Intangible assets, net	11,670	10,934
Goodwill	48,256	42,285
Total assets	$655,354	$596,924

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease liabilities and short-term debt	$21,813	$26,503
Current portion of operating lease liabilities	19,124	14,665
Accounts payable	42,787	41,191
Accrued expenses	98,441	52,431
Self-insurance accruals	37,707	30,882
Total current liabilities	219,872	165,672
Long-term debt	2,101	68,423
Senior unsecured notes	74,967	74,931
Lease liabilities - finance leases	6,479	1,795
Lease liabilities - operating leases	36,612	25,200
Self-insurance accruals	71,573	64,801
Other liabilities	10,689	11,701
Total liabilities	422,293	412,523
Commitments and contingencies (Note U)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP): 5,113 and 5,147 shares at redemption value as of December 31, 2020 and 2019	153,387	124,555

Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,801 and 37,767 shares issued and outstanding before deducting treasury shares and which excludes 5,113 and 5,147 shares subject to redemption as of December 31, 2020 and 2019	37,801	37,767
Additional paid-in capital	110,069	96,366
Retained earnings	206,711	177,711
Accumulated other comprehensive loss	(4,547)	(5,403)
	350,034	306,441
Less: Cost of Common shares held in treasury; 20,094 shares in 2020 and 19,737 in 2019	270,360	246,595
Total common shareholders' equity	79,674	59,846
Total liabilities and shareholders' equity	$655,354	$596,924

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note B

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues	$1,287,552	$1,143,720	$1,024,791
Costs and expenses:
Operating	823,297	730,096	666,141
Selling	227,392	209,148	184,388
General and administrative	89,528	76,738	67,462
Depreciation	53,888	57,292	54,914
Amortization of intangible assets	2,827	2,545	2,055
Gain on sale of assets, net	(3,581)	(2,055)	(5,106)
	1,193,351	1,073,764	969,854
Income from operations	94,201	69,956	54,937
Other income (expense):
Interest expense	(6,899)	(8,514)	(7,039)
Interest income	2,135	348	350
Other	(5,555)	(8,112)	(11,505)

Income before income taxes	83,882	53,678	36,743
Income taxes	22,945	12,628	9,385

Net income	$60,937	$41,050	$27,358

Share data:
Earnings per share--basic	$2.77	$1.79	$1.12

Earnings per share--diluted	$2.65	$1.71	$1.07

Weighted-average shares outstanding:
Basic	21,982	22,906	24,389

Diluted	23,033	23,978	25,481

Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$60,937	$41,050	$27,358
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains/(losses)	895	1,186	(2,514)
Defined benefit pension plans:
Net loss arising during the year	(152)	(147)	(273)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial (gain) loss	66	(1,456)	6,084
Prior service cost	47	48	62
	113	(1,408)	6,146
Defined benefit pension plan adjustments	(39)	(1,555)	5,873

Total other comprehensive income (loss), net of tax	856	(369)	3,359

Comprehensive income	$61,793	$40,681	$30,717

Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2018	$36,447	$58,554	$7,529	$142,142	$(8,393)	$(198,327)	$(1,775)	$36,177
Net income	—	—	—	27,358	—	—	—	27,358
Change in 401KSOP and ESOP related shares	825	15,245	—	(11,598)	—	—	—	4,472
Shares sold to employees	—	6,820	—	—	—	10,617	—	17,437
Options exercised	—	145	—	—	—	2,326	—	2,471
Subscription shares	—	(99)	(730)	—	—	1,458	1,046	1,675
Stock-based compensation	—	1,958	—	—	—	—	—	1,958
Dividends, $.10 per share	—	—	—	(2,387)	—	—	—	(2,387)
Adoption of ASU 2014-09	—	—	—	(355)	—	—	—	(355)
Currency translation adjustments	—	—	—	—	(2,514)	—	—	(2,514)
Defined benefit pension plans	—	—	—	—	5,873	—	—	5,873
Shares purchased	—	—	—	—	—	(51,116)	—	(51,116)
Balances at December 31, 2018	$37,272	$82,623	$6,799	$155,160	$(5,034)	$(235,042)	$(729)	$41,049
Net income	—	—	—	41,050	—	—	—	41,050
Change in 401KSOP and ESOP related shares	495	10,180	—	(16,182)	—	—	—	(5,507)
Shares sold to employees	—	5,604	—	—	—	8,948	—	14,552
Options exercised	—	(1,850)	—	—	—	3,638	—	1,788
Subscription shares	—	(1,988)	(6,799)	—	—	10,508	729	2,450
Stock-based compensation	—	1,797	—	—	—	—	—	1,797
Dividends, $.10 per share	—	—	—	(2,317)	—	—	—	(2,317)
Currency translation adjustments	—	—	—	—	1,186	—	—	1,186
Defined benefit pension plans	—	—	—	—	(1,555)	—	—	(1,555)
Shares purchased	—	—	—	—	—	(34,647)	—	(34,647)
Balances at December 31, 2019	$37,767	$96,366	$—	$177,711	$(5,403)	$(246,595)	$—	$59,846
Net income	—	—	—	60,937	—	—	—	60,937
Change in 401KSOP and ESOP related shares	34	801	—	(29,666)	—	—	—	(28,831)
Shares sold to employees	—	10,973	—	—	—	12,334	—	23,307
Options exercised	—	(461)	—	—	—	2,980	—	2,519
Stock-based compensation	—	2,390	—	—	—	—	—	2,390
Dividends, $.10 per share	—	—	—	(2,271)	—	—	—	(2,271)
Currency translation adjustments	—	—	—	—	895	—	—	895
Defined benefit pension plans	—	—	—	—	(39)	—	—	(39)
Shares purchased	—	—	—	—	—	(39,079)	—	(39,079)
Balances at December 31, 2020	$37,801	$110,069	$—	$206,711	$(4,547)	$(270,360)	$—	$79,674

Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B

See notes to condensed consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$60,937	$41,050	$27,358
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation	53,888	57,292	54,914
Amortization	2,827	2,545	2,055
Gain on sale of assets	(3,581)	(2,055)	(5,106)
Deferred income taxes	(5,358)	1,398	3,880
Other	(29)	2,860	134
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(21,366)	(32,573)	(26,829)
Accounts payable and accrued expenses	52,577	7,188	(1,970)
Self-insurance accruals	13,597	8,791	16,844
Other assets, net	(1,411)	(3,143)	(9,176)
	91,144	42,303	34,746
Net cash provided by operating activities	152,081	83,353	62,104
Investing activities
Capital expenditures:
Equipment	(46,407)	(52,841)	(58,620)
Land and buildings	(5,243)	(5,514)	(1,790)
Proceeds from sales of property and equipment	4,787	3,562	7,494
Purchases of businesses, net of cash acquired	(8,065)	(8,529)	(8,461)
Net cash used in investing activities	(54,928)	(63,322)	(61,377)
Financing activities
Revolving credit facility borrowings	596,500	469,500	507,500
Revolving credit facility payments	(658,500)	(501,000)	(514,000)
Proceeds from notes payable	269,445	114,140	74,716
Payments of notes payable	(281,985)	(95,007)	(26,339)
Payments of financing leases	(1,996)	(1,282)	(891)
Purchase of common shares for treasury	(39,079)	(34,647)	(51,116)
Sale of common shares from treasury	25,827	18,060	20,536
Cash received on common-share subscriptions	—	729	1,046
Dividends	(2,271)	(2,317)	(2,387)
Net cash (used in) provided by financing activities	(92,059)	(31,824)	9,065
Effect of exchange rate changes on cash	107	132	(252)
Increase (Decrease) in cash	5,201	(11,661)	9,540
Cash, beginning of year	11,000	22,661	13,121
Cash, end of year	$16,201	$11,000	$22,661

Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
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
Utility--Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines and rights-of-way and chemical brush control, natural resource management and consulting, forestry research and development and environmental planning.
We also maintain research, technical support and laboratory diagnostic facilities.
When we refer to “we,” “us,” “our,” “Davey Tree,” and the “Company,” we mean The Davey Tree Expert Company, unless the context indicates otherwise.
B.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of Davey Tree and our wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as codified in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Intercompany accounts and transactions have been eliminated in consolidation and certain prior-year amounts have been reclassified to conform to the current year presentation. In addition, our financial statements and corresponding footnotes for prior periods have been recast to reflect the retrospective application of the change in accounting principle discussed in the Self-Insurance Accruals section of this note.
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
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for our fiscal year, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain due to its continual evolution, such as the previous resurgences in cases and the emergence of new strains of COVID-19, and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional measures will be put in place, among other things.
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
Intangible Assets--Intangible assets with finite lives, primarily customer lists, noncompete agreements and tradenames, are amortized by the straight-line method based on their estimated useful lives, ranging from one year to seven years.
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
Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Our annual impairment assessment date has been designated as the first day of our fourth fiscal quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2020 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2020 that would impact this conclusion.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Our self-insurance accruals include claims for which the ultimate losses will develop over a period of years. Estimating ultimate losses of reported and unreported claims is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Accordingly, our estimates of ultimate losses can change as claims mature. Our accruals also are affected by changes in the number of new claims incurred and claim severity. The methods for estimating the ultimate losses and the total cost of claims were determined by third-party consulting actuaries; the resulting accruals are reviewed by management, and any adjustments arising from changes in estimates are reflected in income.
Our self-insurance accruals are based on estimates and, while we believe that the amounts accrued are adequate and not excessive, the ultimate claims may be in excess of or less than the amounts provided. Changes in claims incurred, claim severity, or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
During the year ended December 31, 2020, we changed our method of accounting for our workers' compensation accruals from measuring the liabilities on a discounted basis to an undiscounted basis. We believe that measuring the workers' compensation accruals on an undiscounted basis is preferable because it simplifies the accounting for the liabilities, provides consistency with our other lines of coverage (vehicle liability and general liability) and results in financial statement presentation consistent with our industry peers.
As a result of this change in method of accounting, our financial statements and corresponding footnotes for all prior periods have been recast to reflect the retrospective application of the change in accounting principle. We recorded the cumulative effect for the change in accounting principle as a decrease of $1,693 to retained earnings as of January 1, 2018. This change decreased our retained earnings by $2,059 and $2,312 at December 31, 2019 and 2018, respectively.
The following tables present the effects of the change in accounting principle to our financial statements:

	December 31, 2019
Balance Sheets	Prior to Change in Accounting Principle	Effect of Change	Recast

Self-insurance accruals (long term)	$62,113	$2,688	$64,801
Other assets (noncurrent)	22,335	62	22,397
Other liabilities (long term)	12,268	(567)	11,701
Retained earnings	179,770	(2,059)	177,711

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)

	December 31, 2019			December 31, 2018
Statement of Operations	Prior to Change in Accounting Principle	Effect of Change	Recast	Prior to Change in Accounting Principle	Effect of Change	Recast

Operating expense	$730,507	$(411)	$730,096	$665,388	$753	$666,141
Income from operations	69,545	411	69,956	55,690	(753)	54,937
Income before income taxes	53,267	411	53,678	37,496	(753)	36,743
Income tax expense	12,470	158	12,628	9,519	(134)	9,385
Net income (loss)	40,797	253	41,050	27,977	(619)	27,358

Net income per share:
Basic	1.78	0.01	1.79	1.15	(0.03)	1.12
Diluted	1.70	0.01	1.71	1.10	(0.03)	1.07

	December 31, 2019			December 31, 2018
Cash Flow	Prior to Change in Accounting Principle	Effect of Change	Recast	Prior to Change in Accounting Principle	Effect of Change	Recast

Net income	$40,797	$253	$41,050	$27,977	$(619)	$27,358
Deferred income taxes	1,240	158	1,398	4,014	(134)	3,880
Self-insurance accruals	9,202	(411)	8,791	16,091	753	16,844
Net cash provided by operating activities	83,353	—	83,353	62,104	—	62,104

Quarterly Results of Operations (Unaudited)	Prior to Change in Accounting Principle	Effect of Change	Recast

Fiscal 2020, Three Months Ended Mar 28
Gross profit (revenues less costs and expenses, operating)	$89,887	$(212)	$89,675
Income from operations	3,934	(212)	3,722
Net income (loss)	173	(194)	(21)
Net income (loss) per share -- Basic	0.01	(0.01)	—
Net income (loss) per share -- Diluted	0.01	(0.01)	—

Fiscal 2020, Three Months Ended June 27
Gross profit (revenues less costs and expenses, operating)	$128,187	$78	$128,265
Income from operations	44,311	78	44,389
Net income (loss)	29,785	96	29,881
Net income (loss) per share -- Basic	1.31	—	1.31
Net income (loss) per share -- Diluted	1.24	0.01	1.25

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)

Quarterly Results of Operations (Unaudited)	Prior to Change in Accounting Principle	Effect of Change	Recast

Fiscal 2020, Three Months Ended Sept 26
Gross profit (revenues less costs and expenses, operating)	$128,943	$(128)	$128,815
Income from operations	35,500	(128)	35,372
Net income (loss)	24,627	(92)	24,535
Net income (loss) per share -- Basic	1.08	(0.01)	1.07
Net income (loss) per share -- Diluted	1.03	—	1.03

Fiscal 2019, Three Months Ended Mar 30
Gross profit (revenues less costs and expenses, operating)	$81,873	$(153)	$81,720
Income from operations	2,966	(153)	2,813
Net income (loss)	(493)	(100)	(593)
Net income (loss) per share -- Basic	(0.02)	(0.01)	(0.03)
Net income (loss) per share -- Diluted	(0.02)	(0.01)	(0.03)

Fiscal 2019, Three Months Ended June 29
Gross profit (revenues less costs and expenses, operating)	$113,656	$6	$113,662
Income from operations	30,282	6	30,288
Net income (loss)	19,747	(18)	19,729
Net income (loss) per share -- Basic	0.86	—	0.86
Net income (loss) per share -- Diluted	0.82	—	0.82

Fiscal 2019, Three Months Ended Sept 28
Gross profit (revenues less costs and expenses, operating)	$114,336	$(56)	$114,280
Income from operations	22,783	(56)	22,727
Net income (loss)	13,434	(37)	13,397
Net income (loss) per share -- Basic	0.59	—	0.59
Net income (loss) per share -- Diluted	0.56	—	0.56

Fiscal 2019, Three Months Ended Dec 31
Gross profit (revenues less costs and expenses, operating)	$103,348	$614	$103,962
Income from operations	13,514	614	14,128
Net income (loss)	8,109	407	8,516
Net income (loss) per share -- Basic	0.35	0.02	0.37
Net income (loss) per share -- Diluted	0.34	0.01	0.35

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
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
Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 17% of revenues during 2020, 12% in 2019 and 12% in 2018. To reduce credit risk, we evaluate the credit

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.
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
December 31, 2020
(In thousands, except share data)
Accounting Standard Adopted in 2020
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
Accounting Standard Not Yet Adopted
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
D.    Business Combinations
Our investments in businesses were: (a) $11,150 in 2020, including liabilities assumed of $613 and debt issued of $2,472; (b) $12,620 in 2019, including liabilities assumed of $1,479 and debt issued of $2,612; and (c) $13,244 in 2018, including $2,381 of liabilities assumed and debt issued of $2,402.
The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date.
The Company’s intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships intangible assets were assigned an average six-year useful life, and the non-competition agreements were assigned an average five-year useful life.
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $5,635 in 2020 (all of which is deductible for tax purposes), $4,174 in 2019 ($1,610 of which is deductible for tax purposes) and $2,840 in 2018 (all of which is deductible for tax purposes).
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2020, 2019 or 2018 was not significant.
Subsequent to December 31, 2020 and through March 8, 2021, we acquired three businesses approximating $10,522 with $53 liabilities assumed and debt issued of $2,263. The acquired companies are in our Residential and Commercial segment. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
E.    Accounts Receivable, Net and Supplemental Balance Sheet Information
Accounts receivable, net, consisted of the following:

	December 31,
Accounts receivable, net	2020	2019
Accounts receivable	$214,887	$176,849
Unbilled receivables (1)	42,251	58,277
	257,138	235,126
Less allowances for credit losses	4,217	3,815
Total	$252,921	$231,311
(1) Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprise the amounts included in the balance sheets. Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B:

	December 31,
Other current assets	2020	2019
Refundable income taxes	$—	$339
Other	778	984
Total	$778	$1,323

	December 31,
Property and equipment, net	2020	2019
Land and land improvements	$19,731	$19,270
Buildings and leasehold improvements	49,460	44,414
Equipment	623,847	604,211
	693,038	667,895
Less accumulated depreciation	488,321	468,045
Total	$204,717	$199,850

	December 31,
Other assets, noncurrent	2020	2019
Assets invested for self-insurance	$19,359	$15,426
Investment--cost-method affiliate	1,258	1,314
Deferred income taxes	4,167	62
Other	4,972	5,595
Total	$29,756	$22,397

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)

	December 31,
Accrued expenses	2020	2019
Employee compensation	$36,108	$26,381
Accrued compensated absences	14,534	10,744
Self-insured medical claims	2,065	1,824
Customer advances, deposits	2,067	1,674
Income taxes payable	6,926	6,420
Taxes, other than income	30,354	1,775
Other	6,387	3,613
Total	$98,441	$52,431

	December 31,
Other liabilities, noncurrent	2020	2019
Pension and retirement plans	$7,365	$6,552
Other	3,324	5,149
Total	$10,689	$11,701
F.    Supplemental Cash Flow Information
Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2020	2019	2018
Interest paid	$7,159	$8,463	$6,375
Income taxes paid, net	27,494	5,758	11,514
Noncash transactions:
Debt issued for purchases of businesses	$2,472	$2,612	$2,402
Detail of acquisitions:
Assets acquired:
Cash	$—	$3	$—
Accounts receivable	10	2,332	1,311
Operating supplies	22	84	23
Prepaid expense	6	27	89
Equipment	1,932	1,837	4,079
Other assets	—	96	7
Intangible assets	3,545	4,067	4,895
Goodwill	5,635	4,174	2,840
Liabilities assumed	(613)	(1,479)	(2,381)
Debt issued for purchases of businesses	(2,472)	(2,612)	(2,402)
Cash paid	$8,065	$8,529	$8,461

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
G.    Intangible Assets and Goodwill, Net
The carrying amount of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2020		December 31, 2019
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	3.5	years	$30,402	$22,040	$28,301	$20,024
Employment-related	2.9	years	9,320	7,755	8,391	7,348
Tradenames	3.9	years	7,938	6,195	7,402	5,788
Amortized intangible assets			47,660	$35,990	44,094	$33,160
Less accumulated amortization			35,990		33,160
Intangible assets, net			$11,670		$10,934

Goodwill			$48,256		$42,285
The changes in the carrying amounts of goodwill, by segment, for the years ended December 31, 2020 and December 31, 2019 were as follow:

	Balance at January 1, 2020	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2020
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	37,374	5,635	336	43,345
Total	$42,285	$5,635	$336	$48,256

	Balance at January 1, 2019	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2019
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	33,060	4,174	140	37,374
Total	$37,971	$4,174	$140	$42,285
Future aggregate amortization expense of intangible assets--The aggregate amortization expense of intangible assets, as of December 31, 2020, in each of the next five years was as follows:

Future Amortization Expense
Year ending December 31, 2021	$2,733
2022	2,502
2023	2,333
2024	1,857
2025	1,284
Thereafter	961
$11,670

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
H.    Short and Long-Term Debt and Commitments Related to Letters of Credit
Short-term debt consisted of the following:

	December 31,
	2020	2019
Notes payable	$—	$1,853
Current portion of long-term debt	19,540	23,302
Current portion of finance leases	2,273	1,348
	$21,813	$26,503
At December 31, 2020, we also had unused short-term lines of credit with several banks totaling $9,168, generally bearing interest at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%. Long-term debt consisted of the following:

	December 31,
	2020	2019
Revolving credit facility
Swing-line borrowings	$—	$10,000
LIBOR borrowings	—	52,000
	—	62,000
5.09% Senior unsecured notes	—	6,000
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
Term loans	21,864	24,076
	96,864	167,076
Less debt issuance costs	256	420
Less current portion	19,540	23,302
	$77,068	$143,354
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
As of December 31, 2020, we had unused commitments under the revolving credit facility approximating $247,123 and $2,877 committed, which consisted of no borrowings and issued letters of credit of $2,877. Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.5%, or

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
(iii) the federal funds rate plus .5%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
5.09% Senior Unsecured Notes--On July 22, 2010, we issued 5.09% Senior Unsecured Notes, Series A, (the "5.09% Senior Notes"), in the aggregate principal amount of $30,000 pursuant to a Master Note Purchase Agreement (the “Purchase Agreement”), between the Company and the purchasers of the 5.09% Senior Notes. The 5.09% Senior Notes were due and repaid on July 22, 2020.
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
December 31, 2020
(In thousands, except share data)
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Term Loans, Weighted-Average Interest Rate--The weighted-average interest on the term loans approximated 3.89% at December 31, 2020 and 4.02% at December 31, 2019.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2020 were as follows: 2021--$19,539; 2022--$1,673; 2023--$652; 2024--$15,000; 2025--$15,000; and thereafter $45,000.
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
The AR Securitization program has a limit of $100,000, of which $83,355 and $76,732 were issued for LCs as of December 31, 2020 and December 31, 2019, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2020--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of 1.00% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to a reserve-adjusted LIBOR or, in certain circumstances, a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50% and, following any default, 2.00% plus the greater of (a) adjusted LIBOR and (b) a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50%.
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
Total Commitments Related to Issued Letters of Credit--As of December 31, 2020, total commitments related to issued LCs were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR securitization facility and $2,010 were issued under short-term lines of credit. As of December 31, 2019, total commitments related to issued letters of credit were $81,619, of which $2,877 were issued under the revolving credit facility, $76,732 were issued under the AR securitization facility and $2,010 were issued under short-term lines of credit.
As of December 31, 2020, we were in compliance with all debt covenants.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
I.    Self-Insurance Accruals
Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability were as follows (Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B):

	December 31,
	2020	2019
Workers' compensation	$52,060	$44,383
Vehicle liability	10,046	12,209
General liability	47,174	39,091
Total	109,280	95,683
Less current portion	37,707	30,882
Noncurrent portion	$71,573	$64,801
The changes in our self-insurance accruals are summarized in the table below.

	December 31,
	2020	2019
Balance, beginning of year	$95,683	$86,884
Provision for claims	51,988	50,854
Payment of claims	(38,391)	(42,055)
Balance, end of year	$109,280	$95,683
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
The following table summarizes the amounts recognized in our Consolidated Balance Sheet related to leases:

	Consolidated Balance Sheet Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use assets - operating leases	$55,893	$40,033
Finance lease assets	Property and equipment, net	8,788	3,183
Total lease assets		$64,681	$43,216
Liabilities
Current operating lease liabilities	Current portion of operating lease liabilities	$19,124	$14,665
Non-current operating lease liabilities	Lease liabilities - operating leases	36,612	25,200
Total operating lease liabilities		55,736	39,865
Current portion of finance lease liabilities	Current portion of long-term debt, finance lease liabilities and short-term debt	2,273	1,348
Non-current finance lease liabilities	Lease liabilities - finance leases	6,479	1,795
Total finance lease liabilities		8,752	3,143
Total lease liabilities		$64,488	$43,008
The components of lease cost recognized within our Consolidated Statement of Operations were as follows:

		Year Ended
	Consolidated Statement of Operations Classification	December 31, 2020	December 31, 2019

Operating lease cost	Operating expense	$11,349	$6,919
Operating lease cost	Selling expense	9,572	8,699
Operating lease cost	General and administrative expense	1,115	828
Finance lease cost:
Amortization of right-of-use assets	Depreciation	2,015	1,371
Interest expense on lease liabilities	Interest expense	148	118
Other lease cost (1)	Operating expense	5,357	4,211
Other lease cost (1)	Selling expense	1,351	1,062
Other lease cost (1)	General and administrative expense	52	16
Total lease cost		$30,959	$23,224

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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
The table below summarizes the weighted average remaining lease term as of December 31, 2020.

Operating leases	3.8 years
Finance leases	5.4 years
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of December 31, 2020.

Operating leases	2.95%
Finance leases	1.88%
Supplemental Cash Flow Information Related to Leases

	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(21,786)	$(17,009)
Operating cash flows from finance leases	(148)	(118)
Financing cash flows from finance leases	(1,996)	(1,282)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	36,653	56,478
Finance leases	7,664	310
Maturity Analysis of Lease Liabilities

	As of December 31, 2020
	Operating Leases	Finance Leases
Year ending December 31, 2021	$20,427	$2,414
2022	16,249	1,527
2023	9,778	1,327
2024	5,434	1,245
2025	2,616	1,151
Thereafter	4,107	1,529
Total lease payments	58,611	9,193
Less interest	2,875	441
Total	$55,736	$8,752

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
K.    Common Shares, Redeemable Common Shares and Preferred Shares
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued as of December 31, 2020.
Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2020 was as follows: 2020--5,112,884; 2019--5,146,882; and 2018--5,642,155.
Common Shares--The number of common shares authorized is 48,000,000, par value $1.00. The number of common shares issued during each of the three years in the period ended December 31, 2020 was as follows: 2020--37,800,876; 2019--37,766,878; and 2018--37,271,606. The number of shares in the treasury for each of the three years in the period ended December 31, 2020 was as follows: 2020--20,093,608; 2019--19,736,957; and 2018--20,033,108.
Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note M). During 2020, purchases of common shares, both redeemable and common, totaled 1,597,929 shares for $39,079 in cash; we also had direct sales to directors and employees of 17,315 shares for $430, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 179,445 shares to our 401(k) plan for $4,376 and issued 420,719 shares to participant accounts to satisfy our liability for the 2019 and 2020 employer match in the amount of $10,282. The liability accrued at December 31, 2020 for the 2020 employer match was $1,800. There were also 393,568 shares purchased during 2020 under the Employee Stock Purchase Plan.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding, December 31, 2018	17,238,497	5,642,155	22,880,652
Shares purchased	(853,738)	(746,857)	(1,600,595)
Shares sold	471,898	251,584	723,482
Stock subscription offering, employee cash purchases	872,390	—	872,390
Options exercised	300,874	—	300,874
Shares outstanding, December 31, 2019	18,029,921	5,146,882	23,176,803
Shares purchased	(1,076,028)	(521,901)	(1,597,929)
Shares sold	523,144	487,903	1,011,047
Options exercised	230,231	—	230,231
Shares outstanding, December 31, 2020	17,707,268	5,112,884	22,820,152
On December 31, 2020, we had 22,820,152 common shares outstanding and employee options exercisable to purchase 940,277 common shares.
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
All participants in the offering purchasing in excess of $5 of common shares were granted a "right" to purchase one additional common share at a price of $9.85 per share for every three common shares purchased under the plan. As a result of the stock subscription, employees were granted rights to purchase 423,600 common shares. Each right could have been exercised at the rate of one-seventh per year and expired seven years after the date that the right was granted. All rights expired in August 2019. Employees could not exercise a right if they ceased to be employed by the Company.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
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
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(3,305)	$(5,088)	$(8,393)
Unrealized gains (losses)	(2,514)	—	(2,514)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,291	6,291
Tax effect	—	(145)	(145)
Unrecognized amounts from defined benefit pension plans	—	(279)	(279)
Tax effect	—	6	6
Net of tax amount	(2,514)	5,873	3,359
Balance at December 31, 2018	$(5,819)	$785	$(5,034)
Unrealized gains (losses)	1,186	—	1,186
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,551)	(1,551)
Tax effect	—	143	143
Unrecognized amounts from defined benefit pension plans	—	(323)	(323)
Tax effect	—	176	176
Net of tax amount	1,186	(1,555)	(369)
Balance at December 31, 2019	$(4,633)	$(770)	$(5,403)
Unrealized gains (losses)	895	—	895
Amounts reclassified from accumulated other comprehensive income (loss)	—	152	152
Tax effect	—	(39)	(39)
Unrecognized amounts from defined benefit pension plans	—	(259)	(259)
Tax effect	—	107	107
Net of tax amount	895	(39)	856
Balance at December 31, 2020	$(3,738)	$(809)	$(4,547)
The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2020, 2019 and 2018 are included in net periodic pension expense classified in the statement of operations as general and administrative expense or other income (expense).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
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
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP Plan. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a "401(k) plan") feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2020, we amended the 401(k) plan to be a safe harbor 401K plan. Under the amendment, the Company made changes to the hardship provisions and will make quarterly contributions in Company stock equal to, 100% of the first three percent and 50% of the next two percent of each participant's before-tax contributions, subject to IRS limitations, which will be fully vested. This represents a potential maximum contribution of 4%. All nonbargaining domestic employees who attained 21 years of age and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $3,298 and $4,749 as of December 31, 2020 and December 31, 2019, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $150,089 and $119,806 as of December 31, 2020 and December 31, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $153,387 and $124,555 as of December 31, 2020 and December 31, 2019, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.
Total compensation for these plans, consisting primarily of the employer match, was $7,687 in 2020, $4,600 in 2019, and $4,053 in 2018.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
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
Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs"), and restricted stock units ("RSUs")—included in the results of operations was as follows:

	Year Ended December 31,
	2020	2019	2018
Compensation expense, all share-based payment plans	$3,407	$2,845	$3,370
Income tax benefit	538	404	602
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $1,442 in 2020, $1,118 in 2019 and $998 in 2018.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $517 in 2020, $550 in 2019 and $663 in 2018.
Stock-Settled Stock Appreciation Rights--A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair value of our common shares between the date the award was granted and the conversion date of the shares vested. Effective January 1, 2019, management and the Compensation Committee replaced the issuance of future SSARs with performance-based RSUs ("PRSUs") for certain management employees.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
The following table summarizes the SSARs as of December 31, 2020:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2020	262,705	$3.47
Granted	—	—
Forfeited	(2,254)	3.53
Vested	(155,215)	3.29
Unvested, December 31, 2020	105,236	$3.73	1.6 years	$241	$2,620
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs totaled $282 in 2020, $363 in 2019 and $540 in 2018.
Restricted Stock Units--During the year ended December 31, 2020, the Compensation Committee of the Board of Directors awarded 86,959 PRSUs to certain management employees and 11,904 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of December 31, 2020:

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2020	224,259	$17.11
Granted	98,863	23.74
Forfeited	(1,871)	17.37
Vested	(65,944)	15.52
Unvested, December 31, 2020	255,307	$20.09	2.4 years	$2,778	$6,357
Employee PRSUs	220,157	$19.92	2.7 years	$2,403	$5,482
Nonemployee Director RSUs	35,150	$21.14	1.4 years	$375	$875
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSUs or an RSUs . Compensation expense on PRSUs and RSUs totaled $1,166 in 2020, $814 in 2019 and $1,169 in 2018.
The fair value of each stock-based award was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on historical volatility of our share prices and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The binomial model also incorporates exercise and forfeiture assumptions based on an

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Volatility rate	9.7%	9.9%	10.1%
Risk-free interest rate	.7%	2.3%	2.7%
Expected dividend yield	.4%	.7%	.7%
Expected life of awards (years)	8.1	8.8	9.2
General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2020:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2020	1,428,082	$15.13
Granted	174,897	24.20
Exercised	(166,675)	11.30
Forfeited	(27,645)	16.79
Outstanding, December 31, 2020	1,408,659	$16.67	5.6 years	$1,298	$11,593

Exercisable, December 31, 2020	940,277	$14.54	4.3 years		$9,743
“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Information regarding the stock options outstanding at December 31, 2020 is summarized below:

	Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
	$11.60	212,480	2.5 years	$11.60	212,480	$11.60
	13.20	240,084	3.5 years	13.20	240,084	13.20
	15.05	191,265	4.5 years	15.05	191,265	15.05
	16.35	210,165	5.5 years	16.35	159,165	16.35
	17.60	121,550	6.5 years	17.60	73,650	17.60
	19.10	127,950	7.5 years	19.10	42,000	19.10
	21.10	26,500	8.2 years	21.10	4,260	21.10
	21.10	112,068	8.5 years	21.10	17,373	21.10
	24.20	28,397	9.5 years	24.20	—	24.20
	24.20	138,200	9.2 years	24.20	—	24.20
		1,408,659	5.6 years	$16.67	940,277	$14.54
We issue common shares from treasury upon the exercise of stock options, SSARs, PRSUs, RSUs or purchases under the Employee Stock Purchase Plan.
Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $538 in 2020, $404 in 2019, and $602 in 2018. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) SSARs are exercised; (b) PRSUs and RSUs vest; and (c) stock options are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $530 in 2020, $1,181 in 2019, and $453 in 2018.
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
December 31, 2020
(In thousands, except share data)
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
The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2020	2019
Change in benefit obligation
Projected benefit obligation at beginning of year	$3,265	$7,064
Service cost	—	45
Interest cost	105	170
Actuarial (gains)/losses	259	323
Settlements	—	(1,677)
Benefits paid	(158)	(2,660)
Projected benefit obligation at end of year	$3,471	$3,265
Accumulated benefit obligation at end of year	$3,471	$3,265

	December 31,
	2020	2019
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$3,758
Employer contributions	158	579
Settlements	—	(1,677)
Benefits paid	(158)	(2,660)
Fair value of plan assets at end of year	$—	$—
With the termination of the ERP plan, future benefit payments made to participants under the remaining SERP and Restoration Plan are made from the Company's general assets.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)

	December 31,
	2020	2019
Funded status of the plans
Fair value of plan assets	$—	$—
Projected benefit obligation	3,471	3,265
Funded status of the plans	$(3,471)	$(3,265)

	December 31,
	2020	2019
Funded status by plan
SERP	$(3,019)	$(2,833)
Restoration Plan	(452)	(432)
Funded status of the plans	$(3,471)	$(3,265)

	December 31,
	2020	2019
Amounts reported in the consolidated balance sheets
Current liability	$(203)	$(202)
Noncurrent liability	(3,268)	(3,063)
Funded status of the plans	$(3,471)	$(3,265)
Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follow:

	At December 31, 2020		At December 31, 2019
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$892	$737	$723	$638
Unrecognized prior service cost	87	72	150	132
Amounts reported in accumulated other comprehensive income	$979	$809	$873	$770
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2021 follows:

	Year ending December 31, 2021
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$138	$100
Unrecognized prior service cost	63	46
Amortization of Costs Expected to be Recognized Next Year	$201	$146
The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2020	2019
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$3,471	$3,265
Accumulated benefit obligation	3,471	3,265
Fair value of plan assets	—	—
The discount rates used to measure the year-end benefit obligation and compute pension expense for the subsequent year were:

	December 31,
	2020	2019	2018
Actuarial assumptions - Discount Rate
SERP	3.34%	3.34%	4.37%
Restoration Plan	3.23%	3.23%	4.28%
Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2020	2019	2018
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$—	$75	$400
Interest cost on projected benefit obligation	105	198	718
Expected return on plan assets	—	(59)	(231)
Settlement loss	—	1,677	5,499
Amortization of net actuarial loss	89	87	728
Amortization of prior service cost	64	64	64
Net pension expense of defined benefit pension plans	$258	$2,042	$7,178

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Expected Benefit Plan Payments--The benefits, as of December 31, 2020, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follows:

Participants Benefits
Estimated future payments
Year ending December 31, 2021	$205
2022	202
2023	198
2024	194
2025	189
Years 2026 to 2030	988
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

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2020	2019		2020	2019	2018
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$3,239	$904	$768	No	Ranging from December 31, 2020 to December 31, 2023
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	161	190	142	No	December 31, 2023
					$3,400	$1,094	$910
We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a “financial improvement plan” (“FIP”) or a “rehabilitation plan” (“RP”).
We are party to twelve collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from December 31, 2020 to December 31, 2023, and one collective-bargaining agreement with Eighth District Electrical Pension Fund which expires on December 21, 2023. Expired agreements are currently being renegotiated.
P.    Income Taxes
On March 27, 2020, Congress approved and the President signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. After evaluating several significant business tax provisions, such as net operating losses and employee retention credits, the Company has determined that there is no significant impact on the Company. Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B.
Income (loss) before income taxes was attributable to the following sources:

	Year Ended December 31,
	2020	2019	2018
United States	$82,382	$54,569	$36,624
Canada	1,500	(891)	119
Total	$83,882	$53,678	$36,743
The provision for income taxes follows:

	Year Ended December 31,
	2020	2019	2018
Current provision (benefit):
Federal	$22,093	$7,934	$3,165
State	6,260	3,624	2,290
Canadian	(50)	(328)	50
Total current	28,303	11,230	5,505
Deferred taxes	(5,358)	1,398	3,880
Total taxes on income	$22,945	$12,628	$9,385

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.2	5.6	5.7
Effect of Canadian income taxes	.2	—	.1
Nondeductible expenses	1.3	2.2	2.1
Stock compensation	(.3)	(1.8)	(.7)
ESOP dividend deduction	(.1)	(.2)	(.3)
Uncertain tax adjustments and audit settlement	.1	.2	(3.8)
Pension termination	—	(2.9)	—
All other, net	—	(.7)	1.4
Effective income tax rate	27.4%	23.4%	25.5%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.
Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Self-insurance accruals	$22,847	$20,120
Accrued compensated absences	1,876	1,389
Accrued expenses and other liabilities	942	841
Accrued stock compensation	2,105	1,906
Foreign tax credit carryforward	1,597	2,137
Other future deductible amounts, net	4,076	4,167
	33,443	30,560
Less deferred tax asset valuation allowance	1,185	1,683
	32,258	28,877
Deferred tax liabilities:
Intangibles	1,407	1,065
Prepaid expenses	4,243	3,701
Property and equipment	22,441	24,049
	28,091	28,815
Net deferred tax asset--noncurrent	$4,167	$62
We treat all of our Canadian subsidiary earnings through December 31, 2020 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2020, approximately $29,390 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
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
As of December 31, 2020, we recorded a valuation allowance on foreign tax credit carryforwards that arose due to the transition toll tax on the deemed repatriation of deferred foreign earnings of non-U.S. operations due to the Tax Cuts and Jobs Act. Management presently believes that it is more-likely-than-not that the deferred tax asset, related to the foreign tax credits that expire in 2027, will not be fully realized. The criteria considered in making the determination included the ability to utilize tax-planning strategies, historical and projected operating results, and the period of time over which the foreign tax credit can be utilized.
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
The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2020	2019
Unrecognized tax benefits	$1,183	$1,850
Portion, if recognized, would reduce tax expense and effective tax rate	735	654
Accrued interest on unrecognized tax benefits	72	64
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2016. As of December 31, 2020, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$1,850	$1,325	$2,581
Additions based on tax positions related to the current year	—	547	224
Reductions based on tax positions related to the current year	(187)	—	—
Additions for tax positions of prior years	101	23	20
Reductions for tax positions of prior years	—	—	(1,500)
Lapses in statutes of limitations	(581)	(45)	—
Balance, end of year	$1,183	$1,850	$1,325
Q.    Earnings Per Share Information
Earnings per share is computed as follows:

	Year Ended December 31,
	2020	2019	2018
Income available to common shareholders:
Net income	$60,937	$41,050	$27,358
Weighted-average shares:
Basic:
Outstanding	21,981,950	22,906,264	23,698,478
Partially-paid share subscriptions	—	—	690,260
Basic weighted-average shares	21,981,950	22,906,264	24,388,738
Diluted:
Basic from above	21,981,950	22,906,264	24,388,738
Incremental shares from assumed:
Exercise of stock subscription purchase rights	—	54,961	141,287
Exercise of stock options and awards	1,051,136	1,016,864	950,593
Diluted weighted-average shares	23,033,086	23,978,089	25,480,618
Share data:
Earnings per share--basic	$2.77	$1.79	$1.12
Earnings per share--diluted	$2.65	$1.71	$1.07

Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B
R.    Operations by Business Segment and Geographic Information
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
December 31, 2020
(In thousands, except share data)
maintenance, tree surgery, tree feeding and tree spraying; the application of fertilizer, herbicides and insecticides; and natural resource management and consulting, forestry research and development, and environmental planning.
Utility--Utility is principally engaged in providing services to our utility customers--investor-owned, municipal utilities, and rural electric cooperatives--including: the practice of line-clearing and vegetation management around power lines and rights-of-way and chemical brush control, natural resource management and consulting, forestry research and development and environmental planning.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2020
Revenues	$739,118	$545,357	$3,077	$—		$1,287,552
Income (loss) from operations	73,592	53,623	(25,297)	(7,717)	(a)	94,201
Interest expense				(6,899)		(6,899)
Interest income				2,135		2,135
Other income (expense), net				(5,555)		(5,555)
Income before income taxes						$83,882

Depreciation	$27,545	$23,553	$—	$2,790	(b)	$53,888
Amortization	530	2,297	—	—		2,827
Capital expenditures	22,595	21,327	—	7,728		51,650
Segment assets, total	280,467	238,876	—	136,011	(c)	655,354

Fiscal Year 2019
Revenues	$607,556	$534,655	$1,509	$—		$1,143,720
Income (loss) from operations	37,696	52,471	(12,963)	(7,248)	(a)	69,956
Interest expense				(8,514)		(8,514)
Interest income				348		348
Other income (expense), net				(8,112)		(8,112)
Income before income taxes						$53,678

Depreciation	$30,304	$23,537	$—	$3,451	(b)	$57,292
Amortization	474	2,071	—	—		2,545
Capital expenditures	26,528	24,573	—	7,564		58,665
Segment assets, total	267,982	226,313	—	102,629	(c)	596,924

Fiscal Year 2018
Revenues	$537,484	$486,005	$1,302	$—		$1,024,791
Income (loss) from operations	32,370	47,812	(20,569)	(4,676)	(a)	54,937
Interest expense				(7,039)		(7,039)
Interest income				350		350
Other income (expense), net				(11,505)		(11,505)
Income before income taxes						$36,743

Depreciation	$29,526	$21,720	$—	$3,668	(b)	$54,914
Amortization	211	1,842	—	2		2,055
Capital expenditures	32,148	22,256	—	6,006		60,410
Segment assets, total	239,426	208,369	—	78,828	(c)	526,623

Certain amounts in prior years have been recast as a result of the change in accounting principle as discussed in Note B
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:
(a)Reclassification of depreciation expense and allocation of corporate expenses.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
(b)Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.
(c)Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.
Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2020	2019	2018
Revenues
United States	$1,214,628	$1,066,035	$949,317
Canada	72,924	77,685	75,474
	$1,287,552	$1,143,720	$1,024,791

	December 31,
	2020	2019	2018
Long-lived assets, net
United States	$324,776	$288,196	$251,181
Canada	25,516	27,303	20,374
	$350,292	$315,499	$271,555
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
•Residential and Commercial Services - We provide a wide array of services for our residential and commercial customers including the treatment, preservation, maintenance, removal and planting of trees, shrubs and other plant life, landscaping, grounds maintenance, the application of fertilizer, herbicides and insecticides, natural resource management and consulting, forestry research and development, and environmental planning. A contract with a customer may include only one of these services, all of these services, or a combination of these services. For contracts in which we provide all, or a combination of, these services, we believe that the nature of our promise is to provide an integrated property management service for our customer. In these contracts, the customer has effectively outsourced the care and maintenance of its property grounds to us during the duration of the contract as we are responsible for providing a continuous delivery of outsourced maintenance activities over the contract term. As such, for contracts that contain a combination of services, we have concluded that we have a single performance obligation, which is accounted for as a series of distinct services.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
•Utility Services - We provide a suite of vegetation management or arboricultural services to our utility customers (investor-owned, municipal utilities, and rural electric cooperatives) including the practice of line-clearing and vegetation management around power lines and rights-of-way, chemical brush control, natural resource management and consulting, forestry research and development, and environmental planning. A contract with a customer may include only one of these services, all of these services, or a combination of these services. For contracts in which we provide all, or a combination of, these services, we believe that the nature of our promise is to provide an integrated overall vegetation management service, rather than the performance of discrete activities or services for the customer. As such, for contracts that contain a combination of services, we have concluded that we have a single performance obligation, which is accounted for as a series of distinct services.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Disaggregation of Revenue
The following tables disaggregate our revenue for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 by major sources:

Year Ended December 31, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$535,260	$318,061	$61	$853,382
Grounds maintenance	—	138,885	—	138,885
Storm damage services	20,907	9,724	—	30,631
Consulting and other	182,951	78,687	3,016	264,654
Total revenues	$739,118	$545,357	$3,077	$1,287,552

Geography:
United States	$703,324	$508,227	$3,077	$1,214,628
Canada	35,794	37,130	—	72,924
Total revenues	$739,118	$545,357	$3,077	$1,287,552

Year Ended December 31, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$448,325	$305,365	$(108)	$753,582
Grounds maintenance	—	152,283	—	152,283
Storm damage services	3,096	4,905	—	8,001
Consulting and other	156,135	72,102	1,617	229,854
Total revenues	$607,556	$534,655	$1,509	$1,143,720

Geography:
United States	$567,134	$497,392	$1,509	$1,066,035
Canada	40,422	37,263	—	77,685
Total revenues	$607,556	$534,655	$1,509	$1,143,720

Year Ended December 31, 2018	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$394,481	$290,940	$(1,520)	$683,901
Grounds maintenance	—	117,498	—	117,498
Storm damage services	13,864	9,447	—	23,311
Consulting and other	129,139	68,120	2,822	200,081
Total revenues	$537,484	$486,005	$1,302	$1,024,791

Geography:
United States	$499,242	$448,773	$1,302	$949,317
Canada	38,242	37,232	—	75,474
Total revenues	$537,484	$486,005	$1,302	$1,024,791

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company has recognized $1,530 and $2,230 of revenue for the twelve months ended December 31, 2020 and December 31, 2019, respectively, that was included in the contract liability balance at December 31, 2019 and December 31, 2018, respectively. Net contract liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Contract liabilities - current	$3,242	$3,129
Contract liabilities - noncurrent	1,754	2,705
Net contract liabilities	$4,996	$5,834
Practical Expedients & Accounting Policy Elections
•Remaining performance obligations - The Company’s contracts for service revenue have an original duration of one year or less. Therefore, because of the short duration of these contracts, the Company has not disclosed the transaction price for the future performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.
•Incremental costs of obtaining a contract - The Company’s contracts for service revenue have an original duration of one year or less. Therefore, the Company has elected to expense these costs as incurred.
•Right to invoice - For the Company’s contracts in which it has the right to invoice the customer on the basis of actual work performed (i.e., output), the Company has elected to measure the satisfaction of performance obligation(s) on the basis of actual work performed, as the invoiced amount directly corresponds to the value transferred to the customer.
•Sales taxes - The Company has, as an accounting policy election, decided to exclude from the measurement of the transaction price all sales taxes assessed by a governmental authority.
•Significant financing component - The Company’s contracts do not allow for payment terms which exceed one year, and thus need not account for the effects of a significant financing component.
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
December 31, 2020
(In thousands, except share data)
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
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019, were as follows:

		Fair Value Measurements at December 31, 2020 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$19,359	$19,359	$—	$—

Liabilities:
Deferred compensation	$3,192	$—	$3,192	$—

		Fair Value Measurements at December 31, 2019 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$15,402	$15,402	$—	$—

Liabilities:
Deferred compensation	$2,786	$—	$2,786	$—
The assets invested for self-insurance are certificates of deposits--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$—	$—	$62,000	$62,000
Senior unsecured notes	75,000	81,424	75,000	79,558
Term loans, noncurrent	2,324	2,451	6,774	7,124
Total	$77,324	$83,875	$143,774	$148,682
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
U.    Commitments and Contingencies
Letters of Credit
At December 31, 2020, we were contingently liable to our principal banks in the amount of $88,242 for letters of credit outstanding primarily related to insurance coverage.
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
December 31, 2020
(In thousands, except share data)
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
In July 2018, a related survival action was filed by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, and four current and former employees in Savannah, Georgia, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three Racketeer Influenced and Corrupt Organizations Act ("RICO") claims under Georgia law seeking compensatory damages, treble damages, and punitive damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division ("Federal Court"), on August 2, 2018. The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed.
The cases were mediated unsuccessfully in December 2018 and the State Court case was originally set for trial on January 22, 2019. However, as discussed below, all of the civil cases were later stayed on December 28, 2018 until the conclusion of criminal proceedings against individuals and currently remain stayed.
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and one other individual with various crimes, including conspiracy to murder the deceased. On December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation and have met with both the civil and criminal divisions of the Department of Justice ("DOJ") to resolve the matter. Due to pandemic-related issues and delays on the side of the DOJ, the matter currently remains unresolved.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019 but was unsuccessful in resolving the matters. All civil cases continue to remain stayed.
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
On July 1, 2020, PG&E emerged from Chapter 11, successfully completing its restructuring process and implementing its Plan of Reorganization ("the Plan"). Davey Tree has been paid in full on all amounts outstanding, including interest accrued on the past amounts due at the federal judgment rate. Further, Davey Tree's primary contracts were assumed by PG&E. Due to PG&E’s implementation of the Plan, we do not anticipate PG&E's bankruptcy will have a material impact on our future cash flows or results of operations.
Northern California Wildfires
On October 7, 2019 and October 8, 2019, four lawsuits were filed against multiple vegetation management contractors to PG&E, including Davey Tree, for damages resulting from the Northern California wildfires. The filing dates - exactly two years after the start of the fires - suggest that these lawsuits were intended to preserve any claims that might otherwise have become barred by the applicable statute of limitations. Davey Tree has been served with only one of the four complaints, in the case of Quinisha Kyree Abram v. ACRT, Inc., et. al, Case No. CGC-19-579861 filed in the Superior Court of the State of California, County of San Francisco (the “Abram case”). Davey Tree has filed a demurrer and motion to dismiss the Abram case, which has not yet been heard by the court. The Abram case has been stayed by the court until July 29, 2021.
In addition, a fifth action was brought against Davey Tree in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company, et. al, Case No. 19CV001194, on August 8, 2019 (the "Walker Case"). Davey Tree filed a demurrer and motion to dismiss the Walker case, which has not yet been heard by the court. The Walker case has been stayed by the court until April 21, 2021.
In the PG&E bankruptcy, the official Tort Claimants’ Committee, representing wildfire victims and other claimants, served subpoenas related to the Northern California wildfires on numerous contractors of PG&E, including Davey Tree Surgery Company, Davey Resource Group, and Davey Tree, to which we responded.
In the PG&E bankruptcy, the Plan was confirmed on June 20, 2020 and became effective on July 1, 2020. The Plan created and assigned certain claims against PG&E’s contractors, including Davey Tree and its subsidiaries, to a Fire Victim Trust. On January 28, 2021, John K. Trotter, Jr., in his capacity of the Trustee of the PG&E Fire Victim Trust, filed three additional lawsuits in San Francisco County Superior

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except share data)
Court naming Davey Tree and its subsidiaries, Davey Tree Surgery Company and Davey Resource Group, Inc., among other contractors. The suits allege that Davey Tree and its subsidiaries are liable under the claims assigned by PG&E to the Fire Victim Trust. In total there are eight pending lawsuits related to the 2017 Northern California Fires filed against Davey Tree and various other contractors.
In all of the foregoing actions related to the Northern California fires, the Company intends to deny all liability and vigorously defend the actions.
V.    Quarterly Results of Operations (Unaudited)
The following is a summary of the results of operations for each quarter of 2020 and 2019.

	Fiscal 2020, Three Months Ended
	Mar 28	June 27	Sept 26	Dec 31
Revenues	$288,280	$319,247	$337,453	$342,572
Gross profit (revenues less costs and expenses, operating)	89,675	128,265	128,815	117,500
Income from operations	3,722	44,389	35,372	10,718
Net income (loss)	(21)	29,881	24,535	6,542

Net income (loss) per share -- Basic	$—	$1.31	$1.07	$.39
Net income (loss) per share -- Diluted	$—	$1.25	$1.03	$.37

ESOT valuation per share	$24.20	$24.90	$24.90	$30.00

	Fiscal 2019, Three Months Ended
	Mar 30	June 29	Sept 28	Dec 31
Revenues	$247,889	$301,434	$307,473	$286,924
Gross profit (revenues less costs and expenses, operating)	81,720	113,662	114,280	103,962
Income from operations	2,813	30,288	22,727	14,128
Net income (loss)	(593)	19,729	13,397	8,516

Net income (loss) per share -- Basic	$(.03)	$.86	$.59	$.37
Net income (loss) per share -- Diluted	$(.03)	$.82	$.56	$.35

ESOT valuation per share	$21.10	$22.60	$22.60	$24.20

Certain amounts in prior quarters and prior years have been recast as a result of the change in accounting principle as discussed in Note B

Fourth quarters of 2020 and 2019 include adjustments to casualty insurance expense that had the effect of increasing gross profit in 2020 by $915 and decreasing gross profit in 2019 by $2,077.