Form 10-Q
period 2021-04-03
DAVEY TREE EXPERT CO
filed 2021-05-04
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 03, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 22,609,336 Common Shares, $1.00 par value, outstanding as of April 30, 2021.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 3, 2021

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 3, 2021	December 31, 2020
Assets
Current assets:
Cash	$28,761	$16,201
Accounts receivable, net	221,685	252,921
Operating supplies	12,801	10,206
Other current assets	28,230	25,734
Total current assets	291,477	305,062
Property and equipment, net	214,273	204,717
Right-of-use assets - operating leases	71,389	55,893
Other assets	30,597	29,756
Intangible assets, net	12,990	11,670
Goodwill	53,647	48,256
Total assets	$674,373	$655,354
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$48,173	$42,787
Accrued expenses	66,146	98,441
Current portion of long-term debt and finance lease liabilities	16,514	21,813
Other current liabilities	59,701	56,831
Total current liabilities	190,534	219,872
Long-term debt	103,134	77,068
Lease liabilities - finance leases	6,000	6,479
Lease liabilities - operating leases	49,233	36,612
Self-insurance accruals	76,977	71,573
Other noncurrent liabilities	11,507	10,689
Total liabilities	437,385	422,293
Commitments and contingencies (Note O)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 5,177 and 5,113 shares at redemption value as of April 3, 2021 and December 31, 2020	155,307	153,387
Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 37,737 and 37,801 shares issued and outstanding before deducting treasury shares and which excludes 5,177 and 5,113 shares subject to redemption as of April 3, 2021 and December 31, 2020	37,737	37,801
Additional paid-in capital	109,774	110,069
Retained earnings	210,567	206,711
Accumulated other comprehensive loss	(4,060)	(4,547)
	354,018	350,034
Less: Cost of common shares held in treasury; 20,075 shares at April 3, 2021 and 20,094 shares at December 31, 2020	272,337	270,360
Total common shareholders' equity	81,681	79,674
Total liabilities and shareholders' equity	$674,373	$655,354

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 3, 2021	March 28, 2020
Revenues	$298,821	$288,280

Costs and expenses:
Operating	199,035	198,605
Selling	52,687	50,112
General and administrative	25,351	21,542
Depreciation and amortization	13,458	14,604
Gain on sale of assets, net	(684)	(305)
Total costs and expenses	289,847	284,558

Income from operations	8,974	3,722

Other income (expense):
Interest expense	(1,274)	(1,946)
Interest income	69	101
Other, net	(2,050)	(1,899)

Income (loss) before income taxes	5,719	(22)

Income taxes (benefit)	1,292	(1)

Net income (loss)	$4,427	$(21)

Net income (loss) per share:
Basic	$.19	$—
Diluted	$.18	$—

Weighted-average shares outstanding:
Basic	22,841	23,187
Diluted	23,958	24,171

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income (loss)	$4,427	$(21)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	450	(1,971)
Amortization of defined benefit pension items:
Net actuarial loss	25	16
Prior service cost	12	12
Defined benefit pension plan adjustments	37	28

Other comprehensive income (loss), net of tax	487	(1,943)

Comprehensive income (loss)	$4,914	$(1,964)

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at January 1, 2021	$37,801	$110,069	$206,711	$(4,547)	$(270,360)	$79,674
Net income	—	—	4,427	—	—	4,427
Change in 401KSOP and ESOP related shares	(64)	(1,855)	—	—	—	(1,919)
Shares sold to employees	—	1,339	—	—	1,121	2,460
Options exercised	—	(363)	—	—	646	283
Stock-based compensation	—	584	—	—	—	584
Dividends, $.025 per share	—	—	(571)	—	—	(571)
Currency translation adjustments	—	—	—	450	—	450
Defined benefit pension plans	—	—	—	37	—	37
Shares purchased	—	—	—	—	(3,744)	(3,744)
Balances at April 3, 2021	$37,737	$109,774	$210,567	$(4,060)	$(272,337)	$81,681

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at January 1, 2020	$37,767	$96,366	$177,711	$(5,403)	$(246,595)	$59,846
Net loss	—	—	(21)	—	—	(21)
Change in 401KSOP and ESOP related shares	(89)	(2,071)	—	—	—	(2,160)
Shares sold to employees	—	2,566	—	—	2,438	5,004
Options exercised	—	15	—	—	196	211
Stock-based compensation	—	371	—	—	—	371
Dividends, $.025 per share	—	—	(575)	—	—	(575)
Currency translation adjustments	—	—	—	(1,971)	—	(1,971)
Defined benefit pension plans	—	—	—	28	—	28
Shares purchased	—	—	—	—	(8,061)	(8,061)
Balances at March 28, 2020	$37,678	$97,247	$177,115	$(7,346)	$(252,022)	$52,672

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating activities
Net income (loss)	$4,427	$(21)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,458	14,604
Other	483	792
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	32,023	(17,161)
Accounts payable and accrued expenses	(29,732)	(7,532)
Self-insurance accruals	4,641	4,620
Prepaid expenses	5,020	8,176
Other, net	(7,925)	(710)
	17,968	2,789
Net cash provided by operating activities	22,395	2,768
Investing activities
Capital expenditures:
Equipment	(16,972)	(18,960)
Land and buildings	(1,707)	(747)
Purchases of businesses, net of cash acquired and debt incurred	(8,207)	(1,826)
Proceeds from sales of fixed assets	820	521
Net cash used in investing activities	(26,066)	(21,012)
Financing activities
Revolving credit facility borrowings	48,000	244,500
Revolving credit facility payments	(23,000)	(163,500)
Purchase of common shares for treasury	(3,744)	(8,061)
Sale of common shares from treasury	2,743	5,216
Dividends paid	(571)	(575)
Proceeds from notes payable	49,439	27,166
Payments of notes payable	(55,411)	(29,866)
Payments of finance leases	(1,261)	(707)
Net cash provided by financing activities	16,195	74,173
Effect of exchange rate changes on cash	36	(100)
Increase in cash	12,560	55,829
Cash, beginning of period	16,201	11,000
Cash, end of period	$28,761	$66,829
Supplemental cash flow information follows:
Interest paid	$1,967	$2,707
Income taxes paid	10,111	1,910

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All intercompany accounts and transactions have been eliminated in consolidation and certain amounts in three months ended March 28, 2020 have been recast to reflect the retrospective application of the change in accounting principle discussed in the Change in Accounting Method section of this note.
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).
Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, self-insurance accruals, income taxes, stock valuation and revenue recognition. Actual results could differ from those estimates.
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first three months of our fiscal year, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain due to its continual evolution and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures, the possibility additional measures will be put in place and the success of vaccine rollouts and the effectiveness of such vaccines, among other things.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended April 3, 2021 is referred to as the first quarter of 2021, and the fiscal quarter ended March 28, 2020 is referred to as the first quarter of 2020.
Change in Accounting Method--During the year ended December 31, 2020, we changed our method of accounting for our workers' compensation accruals from measuring the liabilities on a discounted basis to an undiscounted basis. We believe that measuring the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
workers' compensation accruals on an undiscounted basis is preferable because it simplifies the accounting for the liabilities, provides consistency with our other lines of coverage (vehicle liability and general liability) and results in financial statement presentation consistent with our industry peers.
As a result of this change in method of accounting, our financial statements and corresponding footnotes for the period ended March 28, 2020 has been recast to reflect the retrospective application of the change in accounting principle. We recorded the cumulative effect for the change in accounting principle as a decrease of $1,693 to retained earnings as of January 1, 2018. This change decreased our retained earnings by $2,059 at December 31, 2019.
The following tables present the effects of the change in accounting principle to our financial statements included herein:

	Three Months Ended March 28, 2020
Statement of Operations	Prior to Change in Accounting Principle	Effect of Change	Recast

Operating expense	$198,393	$212	$198,605
Total costs and expenses	284,346	212	284,558
Income from operations	3,934	(212)	3,722
Income (loss) before income taxes	190	(212)	(22)
Income tax expense (benefit)	17	(18)	(1)
Net income (loss)	173	(194)	(21)

Net income (loss) per share:
Basic	$0.01	$(0.01)	$—
Diluted	$0.01	$(0.01)	$—

	Three Months Ended March 28, 2020
Cash Flow	Prior to Change in Accounting Principle	Effect of Change	Recast

Net income (loss)	$173	$(194)	$(21)
Adjustments to reconcile net income (loss) to net cash provided by operating activities--other	810	(18)	792
Self-insurance accruals	4,408	212	4,620
Net cash provided by operating activities	2,768	—	2,768
Recent Accounting Guidance
Accounting Standards Adopted in 2021
Accounting Standards Update 2019-12, Income Taxes (Topic 740)– Simplifying the Accounting for Income Taxes--In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
Income Taxes (ASU 2019-12)", which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company adopted ASU 2019-12 beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material effect on the Company's financial statements.
Accounting Standard Not Yet Adopted
Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848)--In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The guidance of this ASU is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. The Company is currently reviewing its agreements impacted by the reference rate reform and does not expect this ASU to have a material impact to the Company’s financial statements.
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended April 3, 2021 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	April 3, 2021	December 31, 2020
Accounts receivable	$176,887	$214,887
Unbilled receivables(1)	48,470	42,251
	225,357	257,138
Less allowances for credit losses	3,672	4,217
Accounts receivable, net	$221,685	$252,921
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
The following items comprise the amounts included in the balance sheets:

Other current assets	April 3, 2021	December 31, 2020
Refundable income taxes	$1,955	$—
Prepaid expenses	20,081	24,956
Other	6,194	778
Total	$28,230	$25,734

Property and equipment, net	April 3, 2021	December 31, 2020
Land and land improvements	$19,772	$19,731
Buildings and leasehold improvements	51,241	49,460
Equipment	639,165	623,847
	710,178	693,038
Less accumulated depreciation	495,905	488,321
Total	$214,273	$204,717

Other assets, noncurrent	April 3, 2021	December 31, 2020
Assets invested for self-insurance	$18,859	$19,359
Investment--cost-method affiliate	1,258	1,258
Deferred income taxes	3,328	4,167
Other	7,152	4,972
Total	$30,597	$29,756

Accrued expenses	April 3, 2021	December 31, 2020
Employee compensation	$16,946	$36,108
Accrued compensated absences	11,806	14,534
Self-insured medical claims	1,621	2,065
Income tax payable	41	6,926
Customer advances, deposits	3,580	2,067
Taxes, other than income	26,494	30,354
Other	5,658	6,387
Total	$66,146	$98,441

Other current liabilities	April 3, 2021	December 31, 2020
Current portion of:
Lease liability-operating leases	$22,753	$19,124
Self-insurance accruals	36,948	37,707
Total	$59,701	$56,831

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)

Other noncurrent liabilities	April 3, 2021	December 31, 2020
Pension and retirement plans	$8,063	$7,365
Other	3,444	3,324
Total	$11,507	$10,689
D.    Business Combinations
Our investments in businesses during the first three months of 2021 were $12,558, including liabilities assumed of $2,258 and debt issued, in the form of notes payable to the sellers, of $2,093, and have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2020, our investment in businesses was $11,150, including liabilities assumed of $613 and debt issued, in the form of notes payable to the sellers, of $2,472.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Three Months Ended April 3, 2021	Year Ended December 31, 2020
Detail of acquisitions:
Assets acquired:
Cash	$36	$—
Receivables	581	10
Operating supplies	606	22
Prepaid expense	121	6
Equipment	3,655	1,932
Deposits and other	73	—
Intangibles	2,108	3,545
Goodwill	5,378	5,635
Liabilities assumed	(2,258)	(613)
Debt issued for purchases of businesses	(2,093)	(2,472)
Cash paid	$8,207	$8,065
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended April 3, 2021 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the three months ended April 3, 2021, are not material and, accordingly, are not provided.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.
E.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	April 3, 2021		December 31, 2020
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$31,743	$22,577	$30,402	$22,040
Employment-related	9,720	7,891	9,320	7,755
Tradenames	8,310	6,315	7,938	6,195
Amortized intangible assets	49,773	$36,783	47,660	$35,990
Less accumulated amortization	36,783		35,990
Identified intangible assets, net	$12,990		$11,670

Goodwill	$53,647		$48,256
The changes in the carrying amounts of goodwill, by segment, for the three months ended April 3, 2021 and the year ended December 31, 2020 were as follows:

	Balance at January 1, 2021	Acquisitions	Translation and Other Adjustments	Balance at April 3, 2021
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	43,345	5,378	13	48,736
Total	$48,256	$5,378	$13	$53,647

	Balance at January 1, 2020	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2020
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	37,374	5,635	336	43,345
Total	$42,285	$5,635	$336	$48,256

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of April 3, 2021 was as follows:

Estimated Future Amortization Expense
Remaining nine months of 2021	$2,212
2022	2,827
2023	2,657
2024	2,182
2025	1,608
Thereafter	1,504
$12,990
F.    Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	April 3, 2021	December 31, 2020
Revolving credit facility:
Swing-line borrowings	$10,000	$—
LIBOR borrowings	15,000	—
	25,000	—
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	75,000
Term loans	18,228	21,864
	118,228	96,864
Less debt issuance costs	222	256
Less current portion	14,872	19,540
	$103,134	$77,068
Revolving Credit Facility --As of April 3, 2021, we had a revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of April 3, 2021, we had unused commitments under the facility approximating $222,123, with $27,877 committed, consisting of borrowings of $25,000 and issued letters of credit of $2,877.
Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at April 3, 2021 were as follows: 2021--$13,828; 2022--$27,318; 2023--$1,318; 2024--$15,764; 2025--$15,000; and thereafter $45,000.
Accounts Receivable Securitization Facility--In May 2020, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to May 18, 2021. In addition to

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
extending the termination date, the amendment included a change to the letter of credit ("LC") issuance fee payable under the terms of the agreement.
The AR Securitization program has a limit of $100,000, of which $83,355 was issued for LCs as of both April 3, 2021 and December 31, 2020.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of April 3, 2021--to the bank in exchange for the bank issuing LCs.
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
Total Commitments Related to Issued Letters of Credit--As of April 3, 2021, total commitments related to issued LCs were $88,243, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,011 were issued under short-term lines of credit. As of December 31, 2020, total commitments related to issued LCs were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
As of April 3, 2021, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
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

	Condensed Consolidated Balance Sheet Classification	April 3, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets - operating leases	$71,389	$55,893
Finance lease assets	Property and equipment, net	8,018	8,788
Total lease assets		$79,407	$64,681
Liabilities
Current operating lease liabilities	Other current liabilities	$22,753	$19,124
Non-current operating lease liabilities	Lease liabilities - operating leases	49,233	36,612
Total operating lease liabilities		71,986	55,736
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	1,642	2,273
Non-current finance lease liabilities	Lease liabilities - finance leases	6,000	6,479
Total finance lease liabilities		7,642	8,752
Total lease liabilities		$79,628	$64,488
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended
	Condensed Consolidated Statements of Operations Classification	April 3, 2021	March 28, 2020

Operating lease cost	Operating expense	$3,700	$2,239
Operating lease cost	Selling expense	2,521	2,393
Operating lease cost	General and administrative expense	284	234
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	588	351
Interest expense on lease liabilities	Interest expense	38	23
Other lease cost (1)	Operating expense	875	1,767
Other lease cost (1)	Selling expense	316	371
Other lease cost (1)	General and administrative expense	13	9
Total lease cost		$8,335	$7,387
(1) Other lease cost includes short-term lease costs and variable lease costs.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease term as of April 3, 2021.

Operating leases	4.1 years
Finance leases	5.5 years
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of April 3, 2021.

Operating leases	2.51%
Finance leases	1.88%
Supplemental Cash Flow Information Related to Leases

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(6,521)	$(4,902)
Operating cash flows from finance leases	(38)	(23)
Financing cash flows from finance leases	(1,261)	(707)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,572	14,845
Finance leases	151	—
Maturity Analysis of Lease Liabilities

	As of April 3, 2021
	Operating Leases	Finance Leases
Remaining nine months of 2021	$18,849	$1,376
2022	21,032	1,510
2023	14,179	1,309
2024	9,138	1,228
2025	6,293	1,127
Thereafter	5,865	1,461
Total lease payments	75,356	8,011
Less interest	3,370	369
Total	$71,986	$7,642

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Compensation expense, all share-based payment plans	$891	$745
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $357 being recognized for the three months ended April 3, 2021 and $342 for the three months ended March 28, 2020.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $125 for the three months ended April 3, 2021 and $126 for the three months ended March 28, 2020. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
Stock-Settled Stock Appreciation Rights--A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested. Effective January 1, 2019, management and the Compensation Committee replaced the issuance of future SSARs with PRSUs for certain management employees.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
The following table summarizes our SSARs as of April 3, 2021.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2021	105,236	$3.73
Granted	—	—
Forfeited	—	—
Vested	(41,511)	3.72
Unvested, April 3, 2021	63,725	$3.74	1.3 years	$201	$1,912
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs was $41 for the three months ended April 3, 2021 and $61 for the three months ended March 28, 2020.
Restricted Stock Units--During the three months ended April 3, 2021, the Compensation Committee awarded 84,821 PRSUs to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of April 3, 2021.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2021	255,307	$20.09
Granted	84,821	29.64
Forfeited	—	—
Vested	(40,274)	16.08
Unvested, April 3, 2021	299,854	$20.09	2.6 years	$4,924	$8,996
Employee PRSUs	264,704	$23.62	2.9 years	$4,611	$7,941
Nonemployee Director RSUs	35,150	$21.14	1.0 years	$313	$1,055
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $368 for the three months ended April 3, 2021 and $216 for the three months ended March 28, 2020.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Three Months Ended
	April 3, 2021	March 28, 2020
Volatility rate	9.9%	9.7%
Risk-free interest rate	.3%	.6%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	6.2
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 3, 2021.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2021	1,408,659	$16.67
Granted	—	—
Exercised	(28,916)	12.49
Forfeited	(7,290)	16.89
Outstanding, April 3, 2021	1,372,453	$16.76	5.4 years	$18,171

Exercisable, April 3, 2021	905,271	$14.60	4.1 years	$13,944
As of April 3, 2021, there was approximately $1,153 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 2.6 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
I.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the three months ended April 3, 2021 was 27.9%. Our effective tax rate was 22.6% and 4.5% for the three months ended April 3, 2021 and March 28, 2020, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of state and local taxes, which was partially offset by favorable discrete items.
As of April 3, 2021, we had unrecognized tax benefits of $1,206, of which $759 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $76. At December 31, 2020, we had unrecognized tax benefits of $1,183, of which

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
$735 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $72. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2016. As of April 3, 2021, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
J.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended April 3, 2021 and the three months ended March 28, 2020:

Three Months Ended April 3, 2021	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(3,738)	$(809)	$(4,547)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$450	$—	$450
Amounts reclassified from accumulated other comprehensive income (loss)	—	50	50
Tax effect	—	(13)	(13)
Net of tax amount	450	37	487
Balance at April 3, 2021	$(3,288)	$(772)	$(4,060)

Three Months Ended March 28, 2020	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(4,633)	$(770)	$(5,403)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$(1,971)	$—	$(1,971)
Amounts reclassified from accumulated other comprehensive income (loss)	—	38	38
Tax effect	—	(10)	(10)
Net of tax amount	(1,971)	28	(1,943)
Balance at March 28, 2020	$(6,604)	$(742)	$(7,346)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
The change in defined benefit pension plans of $50 for the three months ended April 3, 2021 and $38 for the three months ended March 28, 2020 is included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).
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

	Three Months Ended
	April 3, 2021	March 28, 2020
Income available to common shareholders:
Net income (loss)	$4,427	$(21)

Weighted-average shares (in thousands):
Basic:
Basic weighted-average shares	22,841	23,187

Diluted:
Basic from above	22,841	23,187
Incremental shares from assumed:
Exercise of stock options and awards	1,117	984
Diluted weighted-average shares	23,958	24,171

Net income (loss) per share:
Basic	$.19	$—

Diluted	$.18	$—
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended April 3, 2021 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2021	17,707,268	5,112,884	22,820,152
Shares purchased	(106,409)	(18,763)	(125,172)
Shares sold	455	82,773	83,228
Options and awards exercised	60,895	—	60,895
Shares outstanding at April 3, 2021	17,662,209	5,176,894	22,839,103

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
On April 3, 2021, we had 22,839,103 common and redeemable shares outstanding and employee options exercisable to purchase 905,271 common shares.
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
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2020 Annual Report.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended April 3, 2021
Revenues	$173,853	$124,507	$461	$—		$298,821
Income (loss) from operations	12,458	3,682	(6,102)	(1,064)	(a)	8,974
Interest expense				(1,274)		(1,274)
Interest income				69		69
Other income (expense), net				(2,050)		(2,050)
Income before income taxes						$5,719
Segment assets, total	$247,562	$244,692	$—	$182,119	(b)	$674,373

Three Months Ended March 28, 2020
Revenues	$185,749	$101,953	$578	$—		$288,280
Income (loss) from operations	15,632	(5,661)	(4,907)	(1,342)	(a)	3,722
Interest expense				(1,946)		(1,946)
Interest income				101		101
Other income (expense), net				(1,899)		(1,899)
Loss before income tax benefit						$(22)
Segment assets, total	$291,426	$221,956	$—	$161,768	(b)	$675,150
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
April 3, 2021
(Amounts in thousands, except share data)
the customer to terminate for convenience, the duration of the contract for revenue recognition purposes generally does not extend beyond the services that we have actually transferred. As a result, many of our contracts are, in effect, day-to-day or month-to-month contracts.
Disaggregation of Revenue
The following tables disaggregate our revenue for the three months ended April 3, 2021 and March 28, 2020 by major sources:

Three Months Ended April 3, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$123,967	$71,965	$(163)	$195,769
Grounds maintenance	—	29,799	—	29,799
Storm damage services	4,113	1,183	—	5,296
Consulting and other	45,773	21,560	624	67,957
Total revenues	$173,853	$124,507	$461	$298,821

Geography:
United States	$163,684	$115,882	$461	$280,027
Canada	10,169	8,625	—	18,794
Total revenues	$173,853	$124,507	$461	$298,821

Three Months Ended March 28, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$141,743	$60,257	$(25)	$201,975
Grounds maintenance	—	23,066	—	23,066
Storm damage services	523	637	—	1,160
Consulting and other	43,483	17,993	603	62,079
Total revenues	$185,749	$101,953	$578	$288,280

Geography:
United States	$177,087	$95,052	$578	$272,717
Canada	8,662	6,901	—	15,563
Total revenues	$185,749	$101,953	$578	$288,280

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $704 of revenue for the three months ended April 3, 2021 that was included in the contract liability balance at December 31, 2020 and $942 of revenue for the three months ended March 28, 2020 that was included in the contract liability balance at December 31, 2019. Net contract liabilities consisted of the following:

	April 3, 2021	December 31, 2020
Contract liabilities - current	$5,388	$3,242
Contract liabilities - noncurrent	1,757	1,754
Net contract liabilities	$7,145	$4,996
N.    Fair Value Measurements and Financial Instruments
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at April 3, 2021 were as follows:

		Fair Value Measurements at April 3, 2021 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at April 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$18,859	$18,859	$—	$—
Liabilities:
Deferred compensation	$3,875	$—	$3,875	$—
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2020 were as follows:

		Fair Value Measurements at December 31, 2020 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$19,359	$19,359	$—	$—
Liabilities:
Deferred compensation	$3,192	$—	$3,192	$—
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	April 3, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$25,000	$25,000	$—	$—
Senior unsecured notes, noncurrent	75,000	77,095	75,000	81,424
Term loans, noncurrent	3,356	3,343	2,324	2,451
Total	$103,356	$105,438	$77,324	$83,875

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
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
O.    Commitments and Contingencies
We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. On a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record a legal accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings, there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
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
April 3, 2021
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
PG&E Bankruptcy Filing
On January 29, 2019, Pacific Gas & Electric Company, and its parent company PG&E Corporation, our largest utility customer, filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. PG&E accounted for approximately 17% of revenues during 2020, and 12% in 2019. As a utility company, PG&E serves residential and industrial customers in California and has an ongoing obligation to continue to serve its customers, and we continue to perform under our contracts with PG&E post-petition. As of the date of the bankruptcy filing, we had pre-petition accounts receivable of approximately $15,000.
On July 1, 2020, PG&E emerged from Chapter 11, successfully completing its restructuring process and implementing its Plan of Reorganization ("the Plan"). Davey Tree has been paid in full on all amounts outstanding, including interest accrued on the past amounts due at the federal judgment rate. Further, Davey Tree's primary contracts were assumed by PG&E.
Northern California Wildfires
Five lawsuits have been served on Davey Tree for claims arising from wildfires that occurred in Pacific Gas and Electric Company’s service territory in northern California beginning on October 8, 2017. An action was brought on August 8, 2019 in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company, et al., Case No. 19CV001194. The action currently is stayed until

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
September 14, 2021. An action was brought on October 8, 2019 in San Francisco County Superior Court, entitled Quinisha Kyree Abram, et al. v. ACRT, Inc., et. al, Case No. CGC-19-579861. The action currently is stayed until July 28, 2021.
Three actions were brought on January 28, 2021 in San Francisco County Superior Court, entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. The action is currently in preliminary stages of pleadings, but Davey Tree intends to respond and file an answer denying all liability in this case.
In all cases, the Company denies all liability and will vigorously defend the actions.
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $3,111 and $3,298 as of April 3, 2021 and December 31, 2020, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $152,196 and $150,089 as of April 3, 2021 and December 31, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 3, 2021
(Amounts in thousands, except share data)
balance sheets and totaled $155,307 and $153,387 as of April 3, 2021 and December 31, 2020, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Impact of COVID-19
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first three months of 2021, COVID-19 has had, and will continue to have an impact on businesses, financial markets and economic activity throughout the world.
We continue to take steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. Our employees, where possible, continue to work from home and we continue to adhere to our safety protocols to ensure social distancing when providing services to our customers, including providing personal protective equipment and limiting contact within vehicles. We continue to provide additional administrative leave for employees affected by COVID-19 directly or indirectly and converted our 2021 Annual Meeting of Shareholders to a virtual-only format. We are also working on an approach to bring employees back to our corporate headquarters with increased safety protocols and in compliance with public health and government guidance. In the first three months of 2021, we incurred expenses of $460 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment. We have also experienced a reduction of travel expenses of approximately $1,683 largely related to restrictions imposed as a response to the pandemic.
The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the emergence of new strains of the virus, the availability and effectiveness of vaccines, and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional restrictions will be put in place, among other things. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business continues the longer the coronavirus impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of the current economic recession and any economic downturn or recession that may occur in the future.

Index
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended
	April 3, 2021	March 28, 2020	Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	66.6	68.9	(2.3)
Selling	17.6	17.4	.2
General and administrative	8.5	7.5	1.0
Depreciation and amortization	4.5	5.0	(.5)
Gain on sale of assets, net	(.2)	(.1)	(.1)

Income from operations	3.0	1.3	1.7

Other income (expense):
Interest expense	(.4)	(.7)	.3
Interest income	—	—	—
Other, net	(.7)	(.6)	(.1)

Income (loss) before income taxes	1.9	—	1.9

Income taxes (benefit)	.4	—	.4

Net income (loss)	1.5%	—%	1.5%

Index
First Three Months—Three Months Ended April 3, 2021 Compared to Three Months Ended March 28, 2020
Our results of operations for the three months ended April 3, 2021 compared to the three months ended March 28, 2020 were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020	Change	Percentage Change
Revenues	$298,821	$288,280	$10,541	3.7%

Costs and expenses:
Operating	199,035	198,605	430	.2
Selling	52,687	50,112	2,575	5.1
General and administrative	25,351	21,542	3,809	17.7
Depreciation and amortization	13,458	14,604	(1,146)	(7.8)
Gain on sale of assets, net	(684)	(305)	(379)	124.3
	289,847	284,558	5,289	1.9

Income from operations	8,974	3,722	5,252	141.1
Other income (expense):
Interest expense	(1,274)	(1,946)	672	(34.5)
Interest income	69	101	(32)	(31.7)
Other, net	(2,050)	(1,899)	(151)	8.0
Income (loss) before income taxes	5,719	(22)	5,741	nm

Income taxes (benefit)	1,292	(1)	1,293	nm

Net income (loss)	$4,427	$(21)	$4,448	nm
nm--not meaningful
Revenues--Revenues of $298,821 increased $10,541 compared with $288,280 in the first three months of 2020. Utility Services decreased $11,896 or 6.4% compared with the first three months of 2020. The decrease was primarily attributable to less emergency work on our PG&E account as compared to the first three months of 2020, which was partially offset by new accounts, as well as increased work year-over-year on other accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $22,554 or 22.1% compared with the first three months of 2020. Increases were primarily in tree and plant care revenue, consulting and other revenue and grounds maintenance. In 2020, while our Residential and Commercial Services segment work was deemed essential services in most states, we experienced temporary shutdowns or work restrictions related to COVID-19 in a few states and certain Canadian provinces.
Operating Expenses--Operating expenses of $199,035 increased $430 compared with the first three months of 2020 but, as a percentage of revenues, decreased to 66.6% from 68.9%. Utility Services decreased $8,069 or 5.9% compared with the first three months of 2020 but, as a percentage of revenue, increased to 73.5% from 73.2%. The decrease was attributable to decreases in labor and benefits expense and subcontractor expense, which were partially offset by an increase in chemicals expense. Residential and Commercial Services increased $10,065 or 16.6% compared with the first three months of 2020 but, as a percentage of revenue, decreased to 56.8% from 59.6%. The increase was primarily attributable to increases in labor and benefits expense, fuel expense, subcontractor expense, equipment expense, tool expense and materials expense.

Index
Operating expenses for the first three months of 2021 also included $460 of expenses related directly to COVID-19, including $153 for additional administrative leave offered to employees who were unable to work due to COVID-19-related restrictions, whether from the virus itself or government imposed restrictions or closures. For the first three months of 2020, the company had $812 of expenses directly related to COVID-19.
Fuel costs of $8,238 increased $202, or 2.5%, from the $8,036 incurred in the first three months of 2020 and impacted operating expenses within all segments. The $202 increase included usage increases approximating $255 and price decreases approximating $53.
Selling Expenses--Selling expenses of $52,687 increased $2,575 compared with the first three months of 2020 and, as a percentage of revenue, increased to 17.6% from 17.4%. Utility Services increased $212 or 1.1% compared to the first three months of 2020 and, as a percentage of revenue, increased to 11.6% from 10.7%. The increase was primarily attributable to increases in field management wages and computer expenses, partially offset by a decrease in field management travel expense. Residential and Commercial Services experienced an increase of $2,299 or 7.4% compared to the first three months of 2020 but, as a percentage of revenue, decreased to 26.8% from 30.5%. The increase was attributable to increases in field management wages and incentive expense, which were partially offset by a decrease in travel expense.
General and Administrative Expenses--General and administrative expenses of $25,351 increased $3,809 from $21,542 in the first three months of 2020. The increase was primarily attributable to increases in salary and incentive expense and computer expenses, which were partially offset by a decrease in travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $13,458 decreased $1,146 from $14,604 incurred in the first three months of 2020. The decrease was attributable to lower capital expenditures in recent years and an increased use of operating leases for equipment.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $684 for the first three months of 2021 increased $379 from the $305 gain in the first three months of 2020. We sold more individual units of equipment at a greater average gain per unit during the first three months of 2021 as compared with the first three months of 2020.
Interest Expense--Interest expense of $1,274 decreased $672 from the $1,946 incurred in the first three months of 2020. The decrease was attributable to lower average borrowing during the first three months of 2021, as compared with the first three months of 2020.
Other, Net--Other expense, net, of $2,050 increased $151 from the $1,899 expense incurred in the first three months of 2020 and consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first three months of 2021 were $1,292, as compared to a benefit of $1 for the first three months of 2020. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first three months of 2021 was 22.6%. Our effective tax rate for the first three months of 2020 was 4.5%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of state and local taxes, which was partially offset by favorable discrete items.
Net Income--Net income of $4,427 for the first three months of 2021 was $4,447 more than the net loss of $21 for the first three months of 2020.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash provided by (used in):
Operating activities	$22,395	$2,768
Investing activities	(26,066)	(21,012)
Financing activities	16,195	74,173
Effect of exchange rate changes on cash	36	(100)
Increase in cash	$12,560	$55,829
Cash Provided By Operating Activities--Cash provided by operating activities was $22,395 for the first three months of 2021, a $19,627 increase when compared to the first three months of 2020. The $19,627 increase in operating cash flow was primarily attributable to the increase in net income of $4,447 resulting from increased revenue and operating margins and a change of $49,184 related to accounts receivable, partially offset by a change of $22,200 related to accounts payable and accrued expenses.
Overall, accounts receivable decreased $32,023 during the first three months of 2021, as compared to an increase of $17,161 during the first three months of 2020. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2021 decreased by ten days to 68 days, when compared to 78 days at the end of the first three months of 2020. DSO at the end of the first three months of 2020 included approximately $15,000 of pre-petition receivables from PG&E, which were collected after PG&E emerged from bankruptcy in July 2020. Excluding the pre-petition receivables, DSO would have been 74 days at the end of the first three months of 2020.
Accounts payable and accrued expenses decreased $29,732 in the first three months of 2021, or $22,200 more than the $7,532 decrease in the first three months of 2020. The increase was primarily related to increases in income taxes and payroll taxes payable. Self-insurance accruals increased $4,641 in the first three months of 2021, which was $21 more than the increase of $4,620 experienced in the first three months of 2020. The increase was attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
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
Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2021 was $26,066, a $5,054 increase when compared to the first three months of 2020. The increase was primarily the result of increases in purchases of businesses, which was

Index
partially offset by a decrease in capital expenditures. Our decrease in capital expenditures was partially the result of our increased use of operating leases for equipment.
Cash Provided by Financing Activities--Cash provided by financing activities of $16,195 decreased $57,978 during the first three months of 2021 as compared with $74,173 during the first three months of 2020. During the first three months of 2021, our revolving credit facility, net provided $25,000 in cash as compared with $81,000 provided during the first three months of 2020. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. In the first quarter of 2020, we drew $50,000 from our revolving credit facility to provide additional liquidity as a precaution because of uncertainty resulting from COVID-19. The $50,000 was repaid during the second quarter of 2020. Notes payable used a net $5,972 during the first three months of 2021, a decrease of $3,272 when compared to the $2,700 used in the first three months of 2020. Treasury share transactions (purchases and sales) used $1,001 for the first three months of 2021, $1,844 less than the $2,845 used in the first three months of 2020. Dividends paid of $571 during the first three months of 2021 decreased $4 as compared with $575 paid in the first three months of 2020.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note P, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $195 and $49 during the three months ended April 3, 2021 and March 28, 2020, respectively. Share repurchases, other than redeemable common shares, approximated $3,549 and $8,012 during the three months ended April 3, 2021 and March 28, 2020, respectively.
Contractual Obligations Summary and Commercial Commitments
As of April 3, 2021, total commitments related to issued letters of credit were $88,243, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,011 were issued under short-term lines of credit. As of December 31, 2020, total commitments related to issued letters of credit were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2021 through 2023. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluating alternatives. At April 3, 2021, we had working capital of $100,943, short-term lines of credit approximating $9,184 and $222,123 available under our revolving credit facility.

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
As discussed in our annual report on Form 10-K for the year ended December 31, 2020, we believe that our policies related to revenue recognition, the allowance for credit losses, stock valuation and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
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
▪Our business could be negatively impacted by corporate citizenship and environmental, social and governance matters and/or our reporting of such matters.
▪Because no public market exists for our common shares, the ability of shareholders to sell their common shares is limited.
▪There can be no assurance that we will continue to declare cash dividends in the future, in any particular amounts or at all.
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
▪Our facilities could be damaged or our operations could be disrupted, or our customers or vendors may be adversely affected, by events such as natural disasters, pandemics, such as COVID-19, or other public health concerns, terrorist attacks or other external events.
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

Index
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part I - Item 1A. Risk Factors." of our annual report on Form 10-K for the year ended December 31, 2020.
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our reported market risks or risk management policies since the filing of our 2020 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 8, 2021.
Item 4.Controls and Procedures.
(a) Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II.    Other Information
Items 3, 4 and 5 are not applicable.
Item 1.    Legal Proceedings.
We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. On a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record a legal accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings, will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings, there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

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
Item 1A.Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2020, includes a detailed discussion of our risk factors. There have been no material changes to the risk factors as previously disclosed; however, some of the risk factors disclosed in our Annual Report on

Index
Form 10-K for the year ended December 31, 2020 have been, and could continue to further be, exacerbated by the impact of the COVID-19 pandemic.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2021
January 1 to January 30	1,581	$24.90	—	690,960
January 31 to February 27	170	24.90	—	690,960
February 28 to April 3	123,421	30.00	—	690,960
Total First Quarter	125,172	29.93	—

Total Year-to-Date	125,172	$29.93	—
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

Index
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
Item 6.Exhibits.
See Exhibit Index page below.

Index
Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	May 4, 2021	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 4, 2021	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)