Form 10-Q
period 2021-07-03
DAVEY TREE EXPERT CO
filed 2021-08-10
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 03, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 22,457,750 Common Shares, $1.00 par value, outstanding as of August 6, 2021.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 3, 2021

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income (Loss)			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	10
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	10
	D	—	Business Combinations	12
	E	—	Identified Intangible Assets and Goodwill, Net	13
	F	—	Long-Term Debt and Commitments Related to Letters of Credit	14
	G	—	Leases	16
	H	—	Stock-Based Compensation	18
	I	—	Income Taxes	21
	J	—	Accumulated Other Comprehensive Income (Loss)	22
	K	—	Per Share Amounts and Common and Redeemable Shares Outstanding	23
	L	—	Operations by Business Segment	24
	M	—	Revenue Recognition	27
	N	—	Fair Value Measurements and Financial Instruments	29
	O	—	Commitments and Contingencies	31
	P	—	The Davey 401KSOP and Employee Stock Ownership Plan	33

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			35
	Results of Operations			35
	Liquidity and Capital Resources			40
	Cash Flow Summary			41
	Contractual Obligations Summary and Commercial Commitments			42
	Capital Resources			42
	Critical Accounting Policies and Estimates			43
	Note Regarding Forward-Looking Statements			43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			45

Item 4.	Controls and Procedures			45

Part II.	Other Information			45

Item 1.	Legal Proceedings			45

Item 1A.	Risk Factors			46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			47

Item 6.	Exhibits			48

Exhibit Index				49

Signatures				50

"We," "us," "our," the "Company," "Davey" and "Davey Tree," unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 3, 2021	December 31, 2020
Assets
Current assets:
Cash	$33,666	$16,201
Accounts receivable, net	246,765	252,921
Operating supplies	11,737	10,206
Other current assets	19,282	25,734
Total current assets	311,450	305,062
Property and equipment, net	225,489	204,717
Right-of-use assets - operating leases	78,432	55,893
Other assets	24,431	29,756
Intangible assets, net	12,260	11,670
Goodwill	53,459	48,256
Total assets	$705,521	$655,354
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$44,108	$42,787
Accrued expenses	86,507	98,441
Current portion of long-term debt and finance lease liabilities	7,182	21,813
Other current liabilities	60,841	56,831
Total current liabilities	198,638	219,872
Long-term debt	101,807	77,068
Lease liabilities - finance leases	7,430	6,479
Lease liabilities - operating leases	52,770	36,612
Self-insurance accruals	81,044	71,573
Other noncurrent liabilities	11,535	10,689
Total liabilities	453,224	422,293
Commitments and contingencies (Note O)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 4,865 and 5,113 shares at redemption value as of July 3, 2021 and December 31, 2020	159,552	153,387
Common shareholders' equity:
Common shares, $1.00 par value, per share; 48,000 shares authorized; 38,049 and 37,801 shares issued and outstanding before deducting treasury shares and which excludes 4,865 and 5,113 shares subject to redemption as of July 3, 2021 and December 31, 2020	38,049	37,801
Additional paid-in capital	123,822	110,069
Retained earnings	224,707	206,711
Accumulated other comprehensive loss	(3,580)	(4,547)
	382,998	350,034
Less: Cost of common shares held in treasury; 20,462 shares at July 3, 2021 and 20,094 shares at December 31, 2020	290,253	270,360
Total common shareholders' equity	92,745	79,674
Total liabilities and shareholders' equity	$705,521	$655,354

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues	$355,476	$319,247	$654,297	$607,527

Costs and expenses:
Operating	219,275	190,982	418,310	389,587
Selling	58,836	51,972	111,523	102,084
General and administrative	23,622	19,044	48,973	40,586
Depreciation and amortization	13,702	14,124	27,160	28,728
Gain on sale of assets, net	(1,983)	(1,264)	(2,667)	(1,569)
Total costs and expenses	313,452	274,858	603,299	559,416

Income from operations	42,024	44,389	50,998	48,111

Other income (expense):
Interest expense	(1,370)	(1,952)	(2,644)	(3,898)
Interest income	53	96	122	197
Other, net	(1,200)	(1,152)	(3,250)	(3,051)

Income before income taxes	39,507	41,381	45,226	41,359

Income taxes	10,964	11,500	12,256	11,498

Net income	$28,543	$29,881	$32,970	$29,861

Net income per share:
Basic	$1.26	$1.31	$1.45	$1.30
Diluted	$1.20	$1.25	$1.38	$1.24

Weighted-average shares outstanding:
Basic	22,602	22,807	22,722	22,997
Diluted	23,744	23,983	23,851	24,077

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$28,543	$29,881	$32,970	$29,861
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	443	732	893	(1,239)
Amortization of defined benefit pension items:
Net actuarial loss	25	17	50	33
Prior service cost	12	11	24	23
Defined benefit pension plan adjustments	37	28	74	56

Other comprehensive income (loss), net of tax	480	760	967	(1,183)

Comprehensive income	$29,023	$30,641	$33,937	$28,678

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at April 3, 2021	$37,737	$109,774	$210,567	$(4,060)	$(272,337)	$81,681
Net income	—	—	28,543	—	—	28,543
Change in 401KSOP and ESOP related shares	312	9,063	(13,628)	—	—	(4,253)
Shares sold to employees	—	4,104	—	—	4,231	8,335
Options exercised	—	(45)	—	—	1,375	1,330
Stock-based compensation	—	926	—	—	—	926
Dividends, $.03 per share	—	—	(775)	—	—	(775)
Currency translation adjustments	—	—	—	443	—	443
Defined benefit pension plans	—	—	—	37	—	37
Shares purchased	—	—	—	—	(23,522)	(23,522)
Balances at July 3, 2021	$38,049	$123,822	$224,707	$(3,580)	$(290,253)	$92,745

Balances at January 1, 2021	$37,801	$110,069	$206,711	$(4,547)	$(270,360)	$79,674
Net income	—	—	32,970	—	—	32,970
Change in 401KSOP and ESOP related shares	248	7,208	(13,628)	—	—	(6,172)
Shares sold to employees	—	5,443	—	—	5,352	10,795
Options exercised	—	(408)	—	—	2,021	1,613
Stock-based compensation	—	1,510	—	—	—	1,510
Dividends, $.055 per share	—	—	(1,346)	—	—	(1,346)
Currency translation adjustments	—	—	—	893	—	893
Defined benefit pension plans	—	—	—	74	—	74
Shares purchased	—	—	—	—	(27,266)	(27,266)
Balances at July 3, 2021	$38,049	$123,822	$224,707	$(3,580)	$(290,253)	$92,745

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data) (continued)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at March 28, 2020	$37,678	$97,247	$177,116	$(7,346)	$(252,022)	$52,673
Net income	—	—	29,881	—	—	29,881
Change in 401KSOP and ESOP related shares	106	2,477	(3,591)	—	—	(1,008)
Shares sold to employees	—	3,584	—	—	4,556	8,140
Options exercised	—	(588)	—	—	1,210	622
Stock-based compensation	—	571	—	—	—	571
Dividends, $.025 per share	—	—	(563)	—	—	(563)
Currency translation adjustments	—	—	—	732	—	732
Defined benefit pension plans	—	—	—	28	—	28
Shares purchased	—	—	—	—	(15,954)	(15,954)
Balances at June 27, 2020	$37,784	$103,291	$202,843	$(6,586)	$(262,210)	$75,122

Balances at January 1, 2020	$37,767	$96,366	$177,711	$(5,403)	$(246,595)	$59,846
Net income	—	—	29,861	—	—	29,861
Change in 401KSOP and ESOP related shares	17	406	(3,591)	—	—	(3,168)
Shares sold to employees	—	6,150	—	—	6,994	13,144
Options exercised	—	(573)	—	—	1,406	833
Stock-based compensation	—	942	—	—	—	942
Dividends, $.050 per share	—	—	(1,138)	—	—	(1,138)
Currency translation adjustments	—	—	—	(1,239)	—	(1,239)
Defined benefit pension plans	—	—	—	56	—	56
Shares purchased	—	—	—	—	(24,015)	(24,015)
Balances at June 27, 2020	$37,784	$103,291	$202,843	$(6,586)	$(262,210)	$75,122

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
Operating activities
Net income	$32,970	$29,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,160	28,728
Other	(1,029)	(135)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	6,954	(38,170)
Accounts payable and accrued expenses	(13,492)	10,563
Self-insurance accruals	7,235	8,632
Prepaid expenses	11,670	14,319
Other, net	432	3,761
	38,930	27,698
Net cash provided by operating activities	71,900	57,559
Investing activities
Capital expenditures:
Equipment	(33,617)	(31,239)
Land and buildings	(6,257)	(1,105)
Purchases of businesses, net of cash acquired and debt incurred	(8,405)	(1,826)
Other	4,231	1,949
Net cash used in investing activities	(44,048)	(32,221)
Financing activities
Revolving credit facility borrowings	142,306	396,500
Revolving credit facility payments	(118,655)	(375,500)
Purchase of common shares for treasury	(27,266)	(24,016)
Sale of common shares from treasury	12,408	13,978
Dividends paid	(1,346)	(1,138)
Proceeds from notes payable	160,914	66,021
Payments of notes payable	(176,794)	(79,881)
Payments of finance leases	(2,049)	(1,062)
Net cash used in financing activities	(10,482)	(5,098)
Effect of exchange rate changes on cash	95	(99)
Increase in cash	17,465	20,141
Cash, beginning of period	16,201	11,000
Cash, end of period	$33,666	$31,141
Supplemental cash flow information follows:
Interest paid	$2,579	$3,987
Income taxes paid	14,093	2,765

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)

A.Basis of Financial Statement Preparation
The condensed consolidated financial statements present the financial position, results of operations and cash flows of The Davey Tree Expert Company and its subsidiaries. When we refer to “we,” “us,” “our,” the "Company," “Davey,” or “Davey Tree”, we mean The Davey Tree Expert Company and its subsidiaries, unless otherwise expressly stated or the context indicates otherwise.
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All intercompany accounts and transactions have been eliminated in consolidation and certain amounts in the three and six months ended June 27, 2020 have been recast to reflect the retrospective application of the change in accounting principle discussed in the Change in Accounting Method section of this note.
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
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first half of our 2021 fiscal year, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain due to its continual evolution and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional measures will be put in place especially as sporadic outbreaks of COVID-19 continue to occur, and the success of vaccine rollouts and the effectiveness of such vaccines, among other things.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended July 3, 2021 is referred to as the second quarter of 2021, and the fiscal quarter ended June 27, 2020 is referred to as the second quarter of 2020.
Change in Accounting Method--During the year ended December 31, 2020, we changed our method of accounting for our workers' compensation accruals from measuring the liabilities on a discounted basis to an undiscounted basis. We believe that measuring the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
workers' compensation accruals on an undiscounted basis is preferable because it simplifies the accounting for the liabilities, provides consistency with our other lines of coverage (vehicle liability and general liability) and results in financial statement presentation consistent with our industry peers.
As a result of this change in method of accounting, our financial statements and corresponding footnotes for the three and six months ended June 27, 2020 have been recast to reflect the retrospective application of the change in accounting principle. We recorded the cumulative effect for the change in accounting principle as a decrease of $1,693 to retained earnings as of January 1, 2018. This change decreased our retained earnings by $2,059 at December 31, 2019.
The following tables present the effects of the change in accounting principle to our financial statements included herein:

	Three Months Ended June 27, 2020			Six Months Ended June 27, 2020
Statement of Operations	Prior to Change in Accounting Principle	Effect of Change	Recast	Prior to Change in Accounting Principle	Effect of Change	Recast

Operating expense	$191,060	$(78)	$190,982	$389,453	$134	$389,587
Total costs and expenses	274,936	(78)	274,858	559,282	134	559,416
Income from operations	44,311	78	44,389	48,245	(134)	48,111
Income before income taxes	41,303	78	41,381	41,493	(134)	41,359
Income tax expense (benefit)	11,518	(18)	11,500	11,535	(37)	11,498
Net income	29,785	96	29,881	29,958	(97)	29,861

Net income per share:
Basic	$1.31	$—	$1.31	$1.30	$—	$1.30
Diluted	$1.24	$.01	$1.25	$1.24	$—	$1.24

	Six Months Ended June 27, 2020
Cash Flow	Prior to Change in Accounting Principle	Effect of Change	Recast

Net income	$29,958	$(97)	$29,861
Adjustments to reconcile net income to net cash provided by operating activities--other	(98)	(37)	(135)
Self-insurance accruals	8,498	134	8,632
Net cash provided by operating activities	57,559	—	57,559

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and six months ended July 3, 2021 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	July 3, 2021	December 31, 2020
Accounts receivable	$188,377	$214,887
Unbilled receivables(1)	60,965	42,251
	249,342	257,138
Less allowances for credit losses	2,577	4,217
Accounts receivable, net	$246,765	$252,921
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	July 3, 2021	December 31, 2020
Refundable income taxes	$1,340	$—
Prepaid expenses	13,461	24,956
Other	4,481	778
Total	$19,282	$25,734

Property and equipment, net	July 3, 2021	December 31, 2020
Land and land improvements	$22,253	$19,731
Buildings and leasehold improvements	53,422	49,460
Equipment	645,392	623,847
	721,067	693,038
Less accumulated depreciation	495,578	488,321
Total	$225,489	$204,717

Other assets, noncurrent	July 3, 2021	December 31, 2020
Assets invested for self-insurance	$14,859	$19,359
Investment--cost-method affiliate	1,258	1,258
Deferred income taxes	3,438	4,167
Other	4,876	4,972
Total	$24,431	$29,756

Accrued expenses	July 3, 2021	December 31, 2020
Employee compensation	$26,614	$36,108
Accrued compensated absences	12,254	14,534
Self-insured medical claims	2,236	2,065
Income tax payable	6,401	6,926
Customer advances, deposits	3,282	2,067
Taxes, other than income	29,038	30,354
Other	6,682	6,387
Total	$86,507	$98,441

Other current liabilities	July 3, 2021	December 31, 2020
Current portion of:
Lease liability-operating leases	$25,367	$19,124
Self-insurance accruals	35,474	37,707
Total	$60,841	$56,831

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)

Other noncurrent liabilities	July 3, 2021	December 31, 2020
Non-qualified retirement plans	$8,084	$7,365
Other	3,451	3,324
Total	$11,535	$10,689
D.    Business Combinations
Our investments in businesses during the first six months of 2021 were $13,366, including liabilities assumed of $2,869 and debt issued, in the form of notes payable to the sellers, of $2,092, and have been included in our Residential and Commercial and Utility segments. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2020, our investment in businesses was $11,150, including liabilities assumed of $613 and debt issued, in the form of notes payable to the sellers, of $2,472.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Six Months Ended July 3, 2021	Year Ended December 31, 2020
Detail of acquisitions:
Assets acquired:
Cash	$36	$—
Receivables	394	10
Operating supplies	606	22
Prepaid expense	121	6
Equipment	3,345	1,932
Deposits and other	1,562	—
Intangibles	2,126	3,545
Goodwill	5,176	5,635
Liabilities assumed	(2,869)	(613)
Debt issued for purchases of businesses	(2,092)	(2,472)
Cash paid	$8,405	$8,065
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended July 3, 2021 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the six months ended July 3, 2021, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
Subsequent to July 3, 2021 and through August 10, 2021, we acquired one business approximating $360 with no liabilities assumed and debt issued of $160. The acquired company is in our Residential and Commercial segment and is located in Florida. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.
E.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	July 3, 2021		December 31, 2020
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$31,747	$23,078	$30,402	$22,040
Employment-related	9,738	8,036	9,320	7,755
Tradenames	8,310	6,421	7,938	6,195
Amortized intangible assets	49,795	$37,535	47,660	$35,990
Less accumulated amortization	37,535		35,990
Identified intangible assets, net	$12,260		$11,670

Goodwill	$53,459		$48,256
The changes in the carrying amounts of goodwill, by segment, for the six months ended July 3, 2021 and the year ended December 31, 2020 were as follows:

	Balance at January 1, 2021	Acquisitions	Translation and Other Adjustments	Balance at July 3, 2021
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	43,345	5,176	27	48,548
Total	$48,256	$5,176	$27	$53,459

	Balance at January 1, 2020	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2020
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	37,374	5,635	336	43,345
Total	$42,285	$5,635	$336	$48,256

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of July 3, 2021, was as follows:

Estimated Future Amortization Expense
Remaining six months of 2021	$1,465
2022	2,834
2023	2,664
2024	2,185
2025	1,609
2026	997
Thereafter	506
$12,260
F.    Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	July 3, 2021	December 31, 2020
Revolving credit facility:
Swing-line borrowings	$3,651	$—
LIBOR borrowings	20,000	—
	23,651	—
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	75,000
Term loans	8,321	21,864
	106,972	96,864
Less debt issuance costs	187	256
Less current portion	4,978	19,540
	$101,807	$77,068
Revolving Credit Facility--As of July 3, 2021, we had a revolving credit facility with a group of banks, which expires in October 2022 and permits borrowings, as defined, of up to $250,000, including a letter of credit sublimit of $100,000 and a swing-line commitment of $25,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $325,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of July 3, 2021, we had unused commitments under the facility approximating $223,472, with $26,528 committed, consisting of borrowings of $23,651 and issued letters of credit of $2,877.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at July 3, 2021 were as follows: 2021--$3,902; 2022--$25,943; 2023--$1,363; 2024--$15,764; 2025--$15,000; 2026--$15,000; and thereafter $30,000.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
Accounts Receivable Securitization Facility--In May 2021, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to June 30, 2022. In addition to extending the termination date, the amendment included a change to the letter of credit ("LC") issuance fee payable under the terms of the agreement, as described below.
The AR Securitization program has a limit of $100,000, of which $83,355 was issued for LCs as of both July 3, 2021 and December 31, 2020.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of July 3, 2021--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum (1.00% prior to the May 2021 Amendment) on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to a reserve-adjusted LIBOR or, in certain circumstances, a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50% and, following any default, 2.00% plus the greater of (a) adjusted LIBOR and (b) a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50%.
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
Total Commitments Related to Issued Letters of Credit--As of July 3, 2021, total commitments related to issued LCs were $88,366, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,134 were issued under short-term lines of credit. As of December 31, 2020, total commitments related to issued LCs were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
As of July 3, 2021, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
G.    Leases
We lease certain office and parking facilities, warehouse space, equipment, vehicles and information technology equipment under operating and finance leases. Lease expense for these leases is recognized within the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The following table summarizes the amounts recognized in our Condensed Consolidated Balance Sheet related to leases:

	Condensed Consolidated Balance Sheet Classification	July 3, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets - operating leases	$78,432	$55,893
Finance lease assets	Property and equipment, net	10,486	8,788
Total lease assets		$88,918	$64,681
Liabilities
Current operating lease liabilities	Other current liabilities	$25,367	$19,124
Non-current operating lease liabilities	Lease liabilities - operating leases	52,770	36,612
Total operating lease liabilities		78,137	55,736
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	2,204	2,273
Non-current finance lease liabilities	Lease liabilities - finance leases	7,430	6,479
Total finance lease liabilities		9,634	8,752
Total lease liabilities		$87,771	$64,488
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Six Months Ended
	Condensed Consolidated Statements of Operations Classification	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Operating lease cost	Operating expense	$4,400	$2,660	$8,100	$4,899
Operating lease cost	Selling expense	2,566	2,412	5,087	4,805
Operating lease cost	General and administrative expense	293	221	577	455
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	645	483	1,233	834
Interest expense on lease liabilities	Interest expense	44	35	82	58
Other lease cost (1)	Operating expense	965	912	1,840	2,679
Other lease cost (1)	Selling expense	337	298	653	669
Other lease cost (1)	General and administrative expense	7	9	20	18
Total lease cost		$9,257	$7,030	$17,592	$14,417
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of July 3, 2021 was 4.0 years for operating leases and 5.2 years for finance leases.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of July 3, 2021 was 2.44% for operating leases and 1.99% for finance leases.

Supplemental Cash Flow Information Related to Leases	Six Months Ended
	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(13,919)	$(10,313)
Operating cash flows from finance leases	(82)	(58)
Financing cash flows from finance leases	(2,049)	(1,062)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	35,437	24,024
Finance leases	2,931	4,268

Maturity Analysis of Lease Liabilities	As of July 3, 2021
	Operating Leases	Finance Leases
Remaining six months of 2021	$14,025	$1,060
2022	24,186	2,178
2023	17,459	1,969
2024	11,436	1,847
2025	8,117	1,328
Thereafter	6,768	1,747
Total lease payments	81,991	10,129
Less interest	3,854	495
Total	$78,137	$9,634
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
July 3, 2021
(Amounts in thousands, except share data)
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Compensation expense, all share-based payment plans	$1,374	$964	$2,265	$1,709
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $770 being recognized for the six months ended July 3, 2021 and $668 for the six months ended June 27, 2020.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $256 for the six months ended July 3, 2021 and $285 for the six months ended June 27, 2020. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
The following table summarizes our SSARs as of July 3, 2021.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2021	105,236	$3.73
Granted	—	—
Forfeited	—	—
Vested	(42,969)	3.72
Unvested, July 3, 2021	62,267	$3.76	1.1 years	$159	$1,868

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs was $82 for the six months ended July 3, 2021 and $146 for the six months ended June 27, 2020.
Restricted Stock Units--During the six months ended July 3, 2021, the Compensation Committee awarded 165,357 PRSUs to certain management employees and 9,600 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of July 3, 2021.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2021	255,307	$20.09
Granted	174,957	29.64
Forfeited	—	—
Vested	(60,184)	17.71
Unvested, July 3, 2021	370,080	$24.99	2.6 years	$6,807	$11,102
Employee PRSUs	336,634	$25.05	2.7 years	$6,279	$10,099
Nonemployee Director RSUs	33,446	$24.40	1.9 years	$528	$1,003

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $1,157 for the six months ended July 3, 2021 and $610 for the six months ended June 27, 2020.
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
July 3, 2021
(Amounts in thousands, except share data)
analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Six Months Ended
	July 3, 2021	June 27, 2020
Volatility rate	9.9%	9.7%
Risk-free interest rate	.3%	.7%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	8.1
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 3, 2021.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2021	1,408,659	$16.67
Granted	—	—
Exercised	(93,513)	13.55
Forfeited	(12,745)	16.14
Outstanding, July 3, 2021	1,302,401	$16.90	5.2 years	$17,061

Exercisable, July 3, 2021	1,004,258	$15.40	4.4 years	$14,659

As of July 3, 2021, there was approximately $1,007 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 1.8 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
I.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the six months ended July 3, 2021 was 27.7%. Our actual effective tax rate was 27.8% for both the three months ended July 3, 2021 and June 27, 2020. Our actual effective tax rate was 27.1% and 27.8% for the six months ended July 3, 2021 and June 27, 2020, respectively. The change in the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
effective tax rate from statutory tax rates was primarily due to the impact of state and local taxes, which was partially offset by favorable discrete items.
As of July 3, 2021, we had unrecognized tax benefits of $1,228, of which $781 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $78. At December 31, 2020, we had unrecognized tax benefits of $1,183, of which $735 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $72. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2016. As of July 3, 2021, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
J.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and six months ended July 3, 2021 and June 27, 2020:

Three Months Ended July 3, 2021	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2021	$(3,288)	$(772)	$(4,060)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$443	$—	$443
Amounts reclassified from accumulated other comprehensive income (loss)	—	50	50
Tax effect	—	(13)	(13)
Net of tax amount	443	37	480
Balance at July 3, 2021	$(2,845)	$(735)	$(3,580)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)

Three Months Ended June 27, 2020	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2020	$(6,604)	$(742)	$(7,346)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$732	$—	$732
Amounts reclassified from accumulated other comprehensive income (loss)	—	38	38
Tax effect	—	(10)	(10)
Net of tax amount	732	28	760
Balance at June 27, 2020	$(5,872)	$(714)	$(6,586)

Six Months Ended July 3, 2021	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(3,738)	$(809)	$(4,547)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$893	$—	$893
Amounts reclassified from accumulated other comprehensive income (loss)	—	100	100
Tax effect	—	(26)	(26)
Net of tax amount	893	74	967
Balance at July 3, 2021	$(2,845)	$(735)	$(3,580)

Six Months Ended June 27, 2020	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(4,633)	$(770)	$(5,403)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$(1,239)	$—	$(1,239)
Amounts reclassified from accumulated other comprehensive income (loss)	—	76	76
Tax effect	—	(20)	(20)
Net of tax amount	(1,239)	56	(1,183)
Balance at June 27, 2020	$(5,872)	$(714)	$(6,586)

The change in defined benefit pension plans of $50 and $100 for the three and six months ended July 3, 2021, respectively and $38 and $76 for the three and six months ended June 27, 2020, respectively, was included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).
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
July 3, 2021
(Amounts in thousands, except share data)
the extent these securities are antidilutive, they are excluded from the calculation of earnings per share. The per share amounts were computed as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income available to common shareholders:
Net income	$28,543	$29,881	$32,970	$29,861

Weighted-average shares (in thousands):
Basic:
Basic weighted-average shares	22,602	22,807	22,722	22,997

Diluted:
Basic from above	22,602	22,807	22,722	22,997
Incremental shares from assumed:
Exercise of stock options and awards	1,142	1,176	1,129	1,080
Diluted weighted-average shares	23,744	23,983	23,851	24,077

Net income per share:
Basic	$1.26	$1.31	$1.45	$1.30

Diluted	$1.20	$1.25	$1.38	$1.24
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended July 3, 2021 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2021	17,707,268	5,112,884	22,820,152
Shares purchased	(493,051)	(417,055)	(910,106)
Shares sold	218,872	168,766	387,638
Options and awards exercised	154,115	—	154,115
Shares outstanding at July 3, 2021	17,587,204	4,864,595	22,451,799
On July 3, 2021, we had 22,451,799 common and redeemable shares outstanding and employee options exercisable to purchase 1,004,258 common shares.
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
July 3, 2021
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended July 3, 2021
Revenues	$178,536	$176,280	$660	$—		$355,476
Income (loss) from operations	14,433	30,616	(2,564)	(461)	(a)	42,024
Interest expense				(1,370)		(1,370)
Interest income				53		53
Other income (expense), net				(1,200)		(1,200)
Income before income taxes						$39,507
Segment assets, total	$254,651	$281,192	$—	$169,678	(b)	$705,521

Three Months Ended June 27, 2020
Revenues	$176,735	$142,905	$(393)	$—		$319,247
Income (loss) from operations	20,884	27,630	(3,474)	(651)	(a)	44,389
Interest expense				(1,952)		(1,952)
Interest income				96		96
Other income (expense), net				(1,152)		(1,152)
Income before income taxes						$41,381
Segment assets, total	$301,477	$231,985	$—	$124,549	(b)	$658,011

Six Months Ended July 3, 2021
Revenues	$352,389	$300,787	$1,121	$—		$654,297
Income (loss) from operations	26,891	34,298	(8,666)	(1,525)	(a)	50,998
Interest expense				(2,644)		(2,644)
Interest income				122		122
Other income (expense), net				(3,250)		(3,250)
Income before income taxes						$45,226
Segment assets, total	$254,651	$281,192	$—	$169,678	(b)	$705,521

Six Months Ended June 27, 2020
Revenues	$362,484	$244,858	$185	$—		$607,527
Income (loss) from operations	36,516	21,969	(8,381)	(1,993)	(a)	48,111
Interest expense				(3,898)		(3,898)
Interest income				197		197
Other income (expense), net				(3,051)		(3,051)
Income before income taxes						$41,359
Segment assets, total	$301,477	$231,985	$—	$124,549	(b)	$658,011
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
July 3, 2021
(Amounts in thousands, except share data)
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and six months ended July 3, 2021 and June 27, 2020 by major sources:

Three Months Ended July 3, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$129,736	$102,756	$(33)	$232,459
Grounds maintenance	—	46,559	—	46,559
Storm damage services	(168)	1,615	—	1,447
Consulting and other	48,968	25,350	693	75,011
Total revenues	$178,536	$176,280	$660	$355,476

Geography:
United States	$167,994	$163,267	$660	$331,921
Canada	10,542	13,013	—	23,555
Total revenues	$178,536	$176,280	$660	$355,476

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)

Three Months Ended June 27, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$131,607	$83,504	$(86)	$215,025
Grounds maintenance	—	40,991	—	40,991
Storm damage services	502	1,341	—	1,843
Consulting and other	44,626	17,069	(307)	61,388
Total revenues	$176,735	$142,905	$(393)	$319,247

Geography:
United States	$168,479	$133,674	$(393)	$301,760
Canada	8,256	9,231	—	17,487
Total revenues	$176,735	$142,905	$(393)	$319,247

Six Months Ended July 3, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$253,703	$174,721	$(196)	$428,228
Grounds maintenance	—	76,358	—	76,358
Storm damage services	3,945	2,798	—	6,743
Consulting and other	94,741	46,910	1,317	142,968
Total revenues	$352,389	$300,787	$1,121	$654,297

Geography:
United States	$331,678	$279,149	$1,121	$611,948
Canada	20,711	21,638	—	42,349
Total revenues	$352,389	$300,787	$1,121	$654,297

Six Months Ended June 27, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$273,350	$143,761	$(111)	$417,000
Grounds maintenance	—	64,054	—	64,054
Storm damage services	1,026	1,978	—	3,004
Consulting and other	88,108	35,065	296	123,469
Total revenues	$362,484	$244,858	$185	$607,527

Geography:
United States	$345,566	$228,726	$185	$574,477
Canada	16,918	16,132	—	33,050
Total revenues	$362,484	$244,858	$185	$607,527

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $351 and $1,055 of revenue for the three and six months ended July 3, 2021, respectively, that was included in the contract liability balance at December 31, 2020 and $318 and $1,260 of revenue for the three and six months ended June 27, 2020, respectively, that was included in the contract liability balance at December 31, 2019. Net contract liabilities consisted of the following:

	July 3, 2021	December 31, 2020
Contract liabilities - current	$5,423	$3,242
Contract liabilities - noncurrent	1,828	1,754
Net contract liabilities	$7,251	$4,996
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at July 3, 2021 were as follows:

		Fair Value Measurements at July 3, 2021 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at July 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other current assets, current	$3,500	$3,500	$—	$—
Assets invested for self-insurance, classified as other assets, noncurrent	14,859	14,859	—	—
Liabilities:
Deferred compensation	$3,886	$—	$3,886	$—
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2020 were as follows:

		Fair Value Measurements at December 31, 2020 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$19,359	$19,359	$—	$—
Liabilities:
Deferred compensation	$3,192	$—	$3,192	$—
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	July 3, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$23,651	$23,651	$—	$—
Senior unsecured notes, noncurrent	75,000	79,381	75,000	81,424
Term loans, noncurrent	3,343	3,504	2,324	2,451
Total	$101,994	$106,536	$77,324	$83,875

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
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
July 3, 2021
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
On July 1, 2020, PG&E emerged from Chapter 11, successfully completing its restructuring process and implementing its Plan of Reorganization. Davey Tree has been paid in full on all amounts outstanding, including interest accrued on the past amounts due at the federal judgment rate. Further, Davey Tree's primary contracts were assumed by PG&E.
Northern California Wildfires
Five lawsuits have been filed that name contractors for PG&E, including Davey Tree, with respect to claims arising from wildfires that occurred in Pacific Gas and Electric Company’s service territory in northern California beginning on October 8, 2017. An action was brought on August 8, 2019 in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company, et al., Case No.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
19CV001194. The action currently is stayed. An action was brought on October 8, 2019 in San Francisco County Superior Court, entitled Quinisha Kyree Abram, et al. v. ACRT, Inc., et. al, Case No. CGC-19-579861. The action currently is stayed.
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. These actions are currently in preliminary stages of pleadings, but Davey Tree has responded, denying all liability in these cases.
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $2,945 and $3,298 as of July 3, 2021 and December 31, 2020, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $156,607 and $150,089 as of July 3, 2021 and December 31, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 3, 2021
(Amounts in thousands, except share data)
401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $159,552 and $153,387 as of July 3, 2021 and December 31, 2020, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Impact of COVID-19
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first six months of 2021, COVID-19 has had, and will continue to have an impact on businesses, financial markets and economic activity throughout the world.
We continue to take steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. We continue to provide additional administrative leave for employees affected by COVID-19 directly or indirectly and converted our 2021 Annual Meeting of Shareholders to a virtual-only format. During the second quarter 2021, we began to bring employees back to our corporate headquarters on a limited basis with increased safety protocols and in compliance with public health and government guidance and also began to lift travel restrictions in situations where necessary. In the first six months of 2021, we incurred expenses of $854 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment. We have also experienced a reduction of travel expenses of approximately $731 in the first six months of 2021 largely related to restrictions imposed as a response to the pandemic.
The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the effects of new strains of the virus, the availability and effectiveness of vaccines, and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional restrictions will be put in place, especially as sporadic outbreaks of COVID-19 continue to occur, among other things. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business continues the longer the coronavirus impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn or recession that has occurred or may occur in the future.

Index
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented.

	Three Months Ended			Six Months Ended
	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	61.8	59.8	2.0	63.9	64.1	(.2)
Selling	16.6	16.3	.3	17.0	16.8	.2
General and administrative	6.6	6.0	.6	7.5	6.7	.8
Depreciation and amortization	3.9	4.4	(.5)	4.2	4.7	(.5)
Gain on sale of assets, net	(.6)	(.4)	(.2)	(.4)	(.2)	(.2)

Income from operations	11.8	13.9	(2.1)	7.8	7.9	(.1)

Other income (expense):
Interest expense	(.4)	(.6)	.2	(.4)	(.6)	.2
Interest income	—	—	—	—	—	—
Other, net	(.3)	(.4)	.1	(.5)	(.5)	—

Income before income taxes	11.1	13.0	(1.9)	6.9	6.8	.1

Income taxes	3.1	3.6	(.5)	1.9	1.9	—

Net income	8.0%	9.4%	(1.4)%	5.0%	4.9%	.1%

Index
Second Quarter—Three Months Ended July 3, 2021 Compared to Three Months Ended June 27, 2020
Our results of operations for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 were as follows:

	Three Months Ended
	July 3, 2021	June 27, 2020	Change	Percentage Change
Revenues	$355,476	$319,247	$36,229	11.3%

Costs and expenses:
Operating	219,275	190,982	28,293	14.8
Selling	58,836	51,972	6,864	13.2
General and administrative	23,622	19,044	4,578	24.0
Depreciation and amortization	13,702	14,124	(422)	(3.0)
Gain on sale of assets, net	(1,983)	(1,264)	(719)	56.9
	313,452	274,858	38,594	14.0

Income from operations	42,024	44,389	(2,365)	(5.3)
Other income (expense):
Interest expense	(1,370)	(1,952)	582	(29.8)
Interest income	53	96	(43)	(44.8)
Other, net	(1,200)	(1,152)	(48)	4.2
Income before income taxes	39,507	41,381	(1,874)	(4.5)

Income taxes	10,964	11,500	(536)	(4.7)

Net income	$28,543	$29,881	$(1,338)	(4.5)%
Revenues--Revenues of $355,476 increased $36,229 compared with $319,247 in the second quarter of 2020. Utility Services increased $1,801 or 1.0% compared with the second quarter of 2020. The increase was attributable to new accounts as well as increased work year-over-year and price increases on existing accounts, which was partially offset by less emergency work on our PG&E account as compared to the second quarter of 2020. Residential and Commercial Services increased $33,375 or 23.4% from the second quarter of 2020. Increases were primarily in tree and plant care revenues, grounds maintenance revenue and consulting and other revenue. In 2020, while our Residential and Commercial Services segment work was deemed essential services in most states, we experienced temporary shutdowns or work restrictions related to COVID-19 in a few states and certain Canadian provinces.
Operating Expenses--Operating expenses of $219,275 increased $28,293 compared with the second quarter of 2020. Utility Services increased $8,819 or 7.2% compared with the second quarter of 2020 and, as a percentage of revenue, increased to 73.4% from 69.1%. The increase was attributable to additional expenses for labor and benefits expenses, fuel expense and materials expense, which were partially offset by a decrease in subcontractor expense. Residential and Commercial Services increased $19,643 or 29.1% compared with the second quarter of 2020 and, as a percentage of revenue, increased to 49.5% from 47.3%. The increase was primarily attributable to increases in labor and benefits expenses, fuel expense, subcontractor expense and materials expense.
Operating expenses for the second quarter of 2021 also included $394 of expenses related directly to COVID-19, including $129 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions, whether from

Index
the virus itself or government imposed restrictions or closures. For the second quarter of 2020, the Company had $1,383 of expenses directly related to COVID-19.
Fuel costs of $10,296 increased $3,194, or 45.0%, from the $7,102 incurred in the second quarter of 2020 and impacted operating expenses within all segments. The $3,194 increase included usage decreases approximating $99 and price increases approximating $2,931.
Selling Expenses--Selling expenses of $58,836 increased $6,864 compared with the second quarter of 2020 and, as a percentage of revenues, increased to 16.6% from 16.3%. Utility Services decreased $435 or 2.2% compared to the second quarter of 2020 and, as a percentage of revenue, decreased to 10.9% from 11.3%. The decrease was attributable to decreases in field management wages and incentive expense which were partially offset by an increase in travel expense. Residential and Commercial Services increased $7,915 or 24.2% from the second quarter of 2020 and, as a percentage of revenue, increased to 23.0% from 22.9%. The increase was primarily attributable to an increase in field management and sales wage expenses.
General and Administrative Expenses--General and administrative expenses of $23,622 increased $4,578 from $19,044 in the second quarter of 2020. The increase was primarily attributable to increases in salary expense, travel and living expenses and computer expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $13,702 decreased $422 from $14,124 incurred in the second quarter of 2020, primarily due to decreased capital expenditures in recent years and an increased use of operating leases for equipment.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,983 for the second quarter of 2021 increased $719 from the $1,264 gain in the second quarter of 2020. We sold more individual units of equipment at a comparable average gain per unit in the second quarter of 2021 as compared with the second quarter of 2020.
Interest Expense--Interest expense of $1,370 decreased $582 from the $1,952 incurred in the second quarter of 2020. The decrease was attributable to lower average borrowing during the second quarter of 2021, as compared with the second quarter of 2020.
Other, Net--Other expense, net, of $1,200 increased $48 from the $1,152 of other expense incurred in the second quarter of 2020 and consisted of nonoperating income and expense, including pension expense and foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the second quarter of 2021 were $10,964, as compared to $11,500 for the second quarter of 2020. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate as of both the second quarter of 2021 and 2020 was 27.8%.
Net Income--Net income of $28,543 for the second quarter of 2021 was $1,338 less than the $29,881 net income for the second quarter of 2020.

Index
First Half—Six Months Ended July 3, 2021 Compared to Six Months Ended June 27, 2020
Our results of operations for the six months ended July 3, 2021 compared to the six months ended June 27, 2020 were as follows:

	Six Months Ended
	July 3, 2021	June 27, 2020	Change	Percentage Change
Revenues	$654,297	$607,527	$46,770	7.7%

Costs and expenses:
Operating	418,310	389,587	28,723	7.4
Selling	111,523	102,084	9,439	9.2
General and administrative	48,973	40,586	8,387	20.7
Depreciation and amortization	27,160	28,728	(1,568)	(5.5)
Gain on sale of assets, net	(2,667)	(1,569)	(1,098)	70.0
	603,299	559,416	43,883	7.8

Income from operations	50,998	48,111	2,887	6.0
Other income (expense):
Interest expense	(2,644)	(3,898)	1,254	(32.2)
Interest income	122	197	(75)	(38.1)
Other, net	(3,250)	(3,051)	(199)	6.5
Income before income taxes	45,226	41,359	3,867	9.3

Income taxes	12,256	11,498	758	6.6

Net income	$32,970	$29,861	$3,109	10.4%
Revenues--Revenues of $654,297 increased $46,770 compared with $607,527 in the first half of 2020. Utility Services decreased $10,095 or 2.8% compared with the first half of 2020. The decrease was primarily attributable to less emergency work on our PG&E account as compared to the first half of 2020, which was partially offset by new accounts, as well as increased work year-over-year on other accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $55,929 or 22.8% compared with the first half of 2020. Increases were primarily in tree and plant care revenue, consulting and other revenue and grounds maintenance. In 2020, while our Residential and Commercial Services segment work was deemed essential services in most states, we experienced temporary shutdowns or work restrictions related to COVID-19 in a few states and certain Canadian provinces.
Operating Expenses--Operating expenses of $418,310 increased $28,723 compared with the first half of 2020 but, as a percentage of revenues, decreased to 63.9% from 64.1%. Utility Services increased $750 or .3% compared with the first half of 2020 and, as a percentage of revenue, increased to 73.5% from 71.2%. The increase was attributable to increases in fuel expense, materials expense, crew meals and lodging expenses and tools and parts expense, which were partially offset by decreases in labor and benefits expense and subcontractor expense. Residential and Commercial Services increased $29,708 or 23.1% compared with the first half of 2020 and, as a percentage of revenue, increased to 52.5% from 52.4%. The increase was primarily attributable to increases in labor and benefits expense, fuel expense, subcontractor expense, equipment expense, tool expense and materials expense.

Index
Operating expenses for the first half of 2021 also included $854 of expenses related directly to COVID-19, including $282 for additional administrative leave offered to employees who were unable to work due to COVID-19-related restrictions, whether from the virus itself or government imposed restrictions or closures. For the first half of 2020, the Company had $2,195 of expenses directly related to COVID-19.
Fuel costs of $18,534 increased $3,396, or 22.4%, from the $15,138 incurred in the first half of 2020 and impacted operating expenses within all segments. The $3,396 increase included usage increases approximating $291 and price increases approximating $2,743.
Selling Expenses--Selling expenses of $111,523 increased $9,439 compared with the first half of 2020 and, as a percentage of revenue, increased to 17.0% from 16.8%. Utility Services decreased $223 or .6% compared to the first half of 2020 but, as a percentage of revenue, increased to 11.3% from 11.0%. The decrease was primarily attributable to decreases in field management wages and field management travel expense. Residential and Commercial Services experienced an increase of $10,214 or 16.0% compared to the first half of 2020 but, as a percentage of revenue, decreased to 24.6% from 26.0%. The increase was primarily attributable to increases in field management wages and incentive expense and rent expense.
General and Administrative Expenses--General and administrative expenses of $48,973 increased $8,387 from $40,586 in the first half of 2020. The increase was primarily attributable to increases in salary and incentive expense and computer expenses, which were partially offset by a decrease in travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $27,160 decreased $1,568 from $28,728 incurred in the first half of 2020. The decrease was attributable to lower capital expenditures in recent years and an increased use of operating leases for equipment.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,667 for the first half of 2021 increased $1,098 from the $1,569 gain in the first half of 2020. We sold fewer individual units of equipment, but at a higher average gain per unit during the first half of 2021 as compared with the first half of 2020.
Interest Expense--Interest expense of $2,644 decreased $1,254 from the $3,898 incurred in the first half of 2020. The decrease was attributable to lower average borrowing during the first six months of 2021, as compared with the first six months of 2020.
Other, Net--Other expense, net, of $3,250 increased $199 from the $3,051 expense incurred in the first half of 2020 and consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first half of 2021 were $12,256, as compared to $11,498 for the first half of 2020. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first half of 2021 was 27.1%. Our effective tax rate for the first half of 2020 was 27.8%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of state and local taxes, which was partially offset by favorable discrete items.
Net Income--Net income of $32,970 for the first half of 2021 was $3,109 more than the net income of $29,861 for the first half of 2020.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the six months ended July 3, 2021 and June 27, 2020 were as follows:

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash provided by (used in):
Operating activities	$71,900	$57,559
Investing activities	(44,048)	(32,221)
Financing activities	(10,482)	(5,098)
Effect of exchange rate changes on cash	95	(99)
Increase in cash	$17,465	$20,141
Cash Provided By Operating Activities--Cash provided by operating activities was $71,900 for the first six months of 2021, a $14,341 increase when compared to the first six months of 2020. The $14,341 increase in operating cash flow was primarily attributable to the increase in net income of $3,109 resulting from increased revenue and improved operating margins and a change of $45,124 related to accounts receivable, partially offset by a change of $24,055 related to accounts payable and accrued expenses.
Overall, accounts receivable decreased $6,954 during the first six months of 2021, as compared to an increase of $38,170 during the first six months of 2020. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2021 decreased by thirteen days to 63 days, compared to 76 days at the end of the first six months of 2020. DSO at the end of the first six months of 2020 included approximately $15,000 of pre-petition receivables from PG&E, which were collected after PG&E emerged from bankruptcy in July 2020. Excluding the pre-petition receivables, DSO would have been 73 days at the end of the first six months of 2020.
Accounts payable and accrued expenses decreased $13,492 in the first six months of 2021, a change of $24,055 compared to the $10,563 increase in the first six months of 2020. The change was primarily related to the timing of estimated income tax payments and employer payroll taxes payable deferred in 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act. Self-insurance accruals increased $7,235 in the first six months of 2021, which was $1,397 less than the increase of $8,632 experienced in the first six months of 2020. The increase was attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers (or workforce), any negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and we have significant liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.
Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2021 was $44,048, an $11,827 increase when compared to the first six months of 2020. The increase was primarily the result of increases in purchases of businesses and land and buildings.

Index
Cash Used In Financing Activities--Cash used in financing activities of $10,482 increased $5,384 during the first six months of 2021 as compared with $5,098 during the first six months of 2020. During the first six months of 2021, our revolving credit facility, net provided $23,651 in cash as compared with $21,000 provided during the first six months of 2020. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable used a net $15,880 during the first six months of 2021, an increase of $2,020 when compared to the $13,860 used in the first six months of 2020. Treasury share transactions (purchases and sales) used $14,858 for the first six months of 2021, $4,820 more than the $10,038 used in the first six months of 2020. Dividends paid of $1,346 during the first six months of 2021 increased $208 as compared with $1,138 paid in the first six months of 2020, in part due to the increase in dividend paid per share implemented during the second quarter of 2021.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note P, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $6,754 and $5,195 during the six months ended July 3, 2021 and June 27, 2020, respectively. Share repurchases, other than redeemable common shares, approximated $20,512 and $18,821 during the six months ended July 3, 2021 and June 27, 2020, respectively.
Contractual Obligations Summary and Commercial Commitments
As of July 3, 2021, total commitments related to issued letters of credit were $88,366, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,134 were issued under short-term lines of credit. As of December 31, 2020, total commitments related to issued letters of credit were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2021 through 2023. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At July 3, 2021, we had working capital of $112,812, short-term lines of credit approximating $9,077 and $223,472 available under our revolving credit facility.
For more information regarding our outstanding debt, see Note F, Long-Term Debt and Commitments Related to Letters of Credit.

Index
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements, some of which have been, and may further be, exacerbated by the COVID-19 pandemic, include:
▪The continued impact of the COVID-19 pandemic and the responses thereto could have a material adverse effect on our business, results of operations, financial position or cash flows.
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
Item 4.Controls and Procedures.
(a) Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2020, includes a detailed discussion of our risk factors. There have been no material changes to the risk factors described in the 2020 Form 10-K during the six months ended July 3, 2021. Disclosure of risks should not be interpreted to imply that the risks have not already materialized.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2021
January 1 to January 30	1,581	$24.90	—	690,960
January 31 to February 27	170	24.90	—	690,960
February 28 to April 3	123,421	30.00	—	690,960
Total First Quarter	125,172	29.93	—

April 4 to May 1	259,719	30.00	—	690,960
May 2 to May 29	272,217	30.00	—	690,960
May 30 to July 3	252,998	30.00	176,937	514,023
Total Second Quarter	784,934	30.00	176,937

Total Year-to-Date	910,106	$29.99	176,937
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

Index
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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 200,000 common shares, which authorization was increased by an additional 1,000,000 common shares in May 2018. Of the 1,200,000 total shares authorized, 514,023 remain available under the program. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 6.Exhibits.
See Exhibit Index page below.

Index
Exhibit Index

Exhibit No.	Description

10.1
Amendment No. 9 to Receivables Financing Agreement, dated May 18, 2021, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	August 10, 2021	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	August 10, 2021	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)