Form 10-Q
period 2021-10-02
DAVEY TREE EXPERT CO
filed 2021-11-03
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 02, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 44,645,640 Common Shares, $.50 par value, outstanding as of October 29, 2021.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 2, 2021

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income (Loss)			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	10
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	11
	D	—	Business Combinations	12
	E	—	Identified Intangible Assets and Goodwill, Net	13
	F	—	Long-Term Debt and Commitments Related to Letters of Credit	14
	G	—	Leases	17
	H	—	Stock-Based Compensation	19
	I	—	Income Taxes	22
	J	—	Accumulated Other Comprehensive Income (Loss)	22
	K	—	Per Share Amounts and Common and Redeemable Shares Outstanding	24
	L	—	Operations by Business Segment	25
	M	—	Revenue Recognition	27
	N	—	Fair Value Measurements and Financial Instruments	29
	O	—	Commitments and Contingencies	31
	P	—	The Davey 401KSOP and Employee Stock Ownership Plan	33

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			34
	Results of Operations			35
	Liquidity and Capital Resources			39
	Cash Flow Summary			40
	Contractual Obligations Summary and Commercial Commitments			41
	Capital Resources			41
	Critical Accounting Policies and Estimates			42
	Note Regarding Forward-Looking Statements			42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			44

Item 4.	Controls and Procedures			44

Part II.	Other Information			44

Item 1.	Legal Proceedings			44

Item 1A.	Risk Factors			46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			47

Item 6.	Exhibits			48

Exhibit Index				49

Signatures				51

"We," "us," "our," the "Company," "Davey" and "Davey Tree," unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	October 2, 2021	December 31, 2020
Assets
Current assets:
Cash	$33,057	$16,201
Accounts receivable, net	283,702	252,921
Operating supplies	12,395	10,206
Other current assets	47,418	25,734
Total current assets	376,572	305,062
Property and equipment, net	229,575	204,717
Right-of-use assets - operating leases	81,789	55,893
Other assets	20,880	29,756
Intangible assets, net	11,825	11,670
Goodwill	55,072	48,256
Total assets	$775,713	$655,354
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$43,013	$42,787
Accrued expenses	92,665	98,441
Current portion of long-term debt and finance lease liabilities	33,488	21,813
Other current liabilities	61,671	56,831
Total current liabilities	230,837	219,872
Long-term debt	111,777	77,068
Lease liabilities - finance leases	7,886	6,479
Lease liabilities - operating leases	54,249	36,612
Self-insurance accruals	88,051	71,573
Other noncurrent liabilities	11,456	10,689
Total liabilities	504,256	422,293
Commitments and contingencies (Note O)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP); 9,762 and 10,226 shares at redemption value as of October 2, 2021 and December 31, 2020*	160,097	153,387
Common shareholders' equity:*
Common shares, $0.50 par value, per share; 96,000 shares authorized; 76,066 and 75,602 shares issued and outstanding before deducting treasury shares and which excludes 9,762 and 10,226 shares subject to redemption as of October 2, 2021 and December 31, 2020	38,033	37,801
Additional paid-in capital	125,178	110,069
Retained earnings	248,853	206,711
Accumulated other comprehensive loss	(4,330)	(4,547)
	407,734	350,034
Less: Cost of common shares held in treasury; 41,089 shares at October 2, 2021 and 40,187 shares at December 31, 2020	296,374	270,360
Total common shareholders' equity	111,360	79,674
Total liabilities and shareholders' equity	$775,713	$655,354

* Prior period has been adjusted for the two-for-one stock split.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues	$370,244	$337,453	$1,024,541	$944,980

Costs and expenses:
Operating	232,599	208,638	650,909	598,225
Selling	67,353	60,203	178,876	162,287
General and administrative	20,739	19,891	69,712	60,477
Depreciation and amortization	14,127	13,825	41,287	42,553
Gain on sale of assets, net	(1,507)	(476)	(4,174)	(2,045)
Total costs and expenses	333,311	302,081	936,610	861,497

Income from operations	36,933	35,372	87,931	83,483

Other income (expense):
Interest expense	(1,449)	(1,579)	(4,093)	(5,477)
Interest income	39	1,688	161	1,885
Other, net	(2,298)	(1,499)	(5,548)	(4,550)

Income before income taxes	33,225	33,982	78,451	75,341

Income taxes	8,298	9,447	20,554	20,945

Net income	$24,927	$24,535	$57,897	$54,396

Net income per share:*
Basic	$.56	$.54	$1.28	$1.18
Diluted	$.52	$.51	$1.21	$1.13

Weighted-average shares outstanding:*
Basic	44,885	45,748	45,257	45,912
Diluted	47,951	47,708	47,785	48,005

* Prior period has been adjusted for the two-for-one stock split.

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$24,927	$24,535	$57,897	$54,396
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(788)	629	105	(610)
Amortization of defined benefit pension items:
Net actuarial loss	27	16	77	49
Prior service cost	11	13	35	36
Defined benefit pension plan adjustments	38	29	112	85

Other comprehensive income (loss), net of tax	(750)	658	217	(525)

Comprehensive income	$24,177	$25,193	$58,114	$53,871

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at July 3, 2021	$38,049	$123,822	$224,707	$(3,580)	$(290,253)	$92,745
Net income	—	—	24,927	—	—	24,927
Change in 401KSOP and ESOP related shares	(16)	(529)	—	—	—	(545)
Shares sold to employees	—	1,655	—	—	1,293	2,948
Options exercised	—	(228)	—	—	1,828	1,600
Stock-based compensation	—	458	—	—	—	458
Dividends, $.015 per share *	—	—	(781)	—	—	(781)
Currency translation adjustments	—	—	—	(788)	—	(788)
Defined benefit pension plans	—	—	—	38	—	38
Shares purchased	—	—	—	—	(9,242)	(9,242)
Balances at October 2, 2021	$38,033	$125,178	$248,853	$(4,330)	$(296,374)	$111,360

Balances at January 1, 2021	$37,801	$110,069	$206,711	$(4,547)	$(270,360)	$79,674
Net income	—	—	57,897	—	—	57,897
Change in 401KSOP and ESOP related shares	232	6,679	(13,628)	—	—	(6,717)
Shares sold to employees	—	7,098	—	—	6,645	13,743
Options exercised	—	(636)	—	—	3,849	3,213
Stock-based compensation	—	1,968	—	—	—	1,968
Dividends, $.043 per share *	—	—	(2,127)	—	—	(2,127)
Currency translation adjustments	—	—	—	105	—	105
Defined benefit pension plans	—	—	—	112	—	112
Shares purchased	—	—	—	—	(36,508)	(36,508)
Balances at October 2, 2021	$38,033	$125,178	$248,853	$(4,330)	$(296,374)	$111,360

* Adjusted for the two-for-one stock split.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data) (continued)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at June 27, 2020	$37,784	$103,291	$202,843	$(6,586)	$(262,210)	$75,122
Net income	—	—	24,535	—	—	24,535
Change in 401KSOP and ESOP related shares	(44)	(1,067)	—	—	—	(1,111)
Shares sold to employees	—	1,119	—	—	1,058	2,177
Options exercised	—	84	—	—	458	542
Stock-based compensation	—	796	—	—	—	796
Dividends, $.013 per share *	—	—	(569)	—	—	(569)
Currency translation adjustments	—	—	—	629	—	629
Defined benefit pension plans	—	—	—	29	—	29
Shares purchased	—	—	—	—	(3,473)	(3,473)
Balances at September 26, 2020	$37,740	$104,223	$226,809	$(5,928)	$(264,167)	$98,677

Balances at January 1, 2020	$37,767	$96,366	$177,711	$(5,403)	$(246,595)	$59,846
Net income	—	—	54,396	—	—	54,396
Change in 401KSOP and ESOP related shares	(27)	(661)	(3,590)	—	—	(4,278)
Shares sold to employees	—	7,269	—	—	8,053	15,322
Options exercised	—	(489)	—	—	1,864	1,375
Stock-based compensation	—	1,738	—	—	—	1,738
Dividends, $.038 per share *	—	—	(1,708)	—	—	(1,708)
Currency translation adjustments	—	—	—	(610)	—	(610)
Defined benefit pension plans	—	—	—	85	—	85
Shares purchased	—	—	—	—	(27,489)	(27,489)
Balances at September 26, 2020	$37,740	$104,223	$226,809	$(5,928)	$(264,167)	$98,677

*Adjusted for the two-for-one stock split.

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Operating activities
Net income	$57,897	$54,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,287	42,553
Other	(1,242)	35
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(30,268)	(34,801)
Accounts payable and accrued expenses	(9,471)	28,389
Self-insurance accruals	13,041	14,686
Prepaid expenses	(13,442)	(7,506)
Other, net	(401)	1,676
	(496)	45,032
Net cash provided by operating activities	57,401	99,428
Investing activities
Capital expenditures:
Equipment	(47,907)	(38,071)
Land and buildings	(8,728)	(2,408)
Purchases of businesses, net of cash acquired and debt incurred	(10,227)	(3,826)
Other	7,085	2,691
Net cash used in investing activities	(59,777)	(41,614)
Financing activities
Revolving credit facility borrowings	279,163	522,500
Revolving credit facility payments	(245,685)	(554,500)
Purchase of common shares for treasury	(36,508)	(27,489)
Sale of common shares from treasury	16,956	16,698
Dividends paid	(2,127)	(1,708)
Proceeds from notes payable	217,867	152,128
Payments of notes payable	(207,786)	(149,843)
Payments of finance leases	(2,688)	(1,525)
Net cash provided by (used in) financing activities	19,192	(43,739)
Effect of exchange rate changes on cash	40	(17)
Increase in cash	16,856	14,058
Cash, beginning of period	16,201	11,000
Cash, end of period	$33,057	$25,058
Supplemental cash flow information follows:
Interest paid	$4,715	$6,408
Income taxes paid	21,204	17,055

Certain amounts in the prior year have been recast as a result of the change in accounting principle as discussed in Note A.

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All intercompany accounts and transactions have been eliminated in consolidation and certain amounts in the three and nine months ended September 26, 2020 have been recast to reflect the retrospective application of the change in accounting principle discussed in the Change in Accounting Method section of this note.
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).
Per Common Share Information--All common share and per share data have been retroactively adjusted to recognize a two-for-one stock split of our common shares effective October 1, 2021. On September 20, 2021, in connection with the stock split, the Company filed a Certificate of Amendment to its 2017 Amended Articles of Incorporation with the Secretary of State of the State of Ohio, which became effective upon filing and (1) proportionately increased the authorized number of common shares from 48,000,000 to 96,000,000 and (2) proportionately decreased the par value of the issued and unissued common shares from $1.00 per share to $.50 per share.
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
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first nine months of our 2021 fiscal year, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain due to its continual evolution and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and implementing vaccine mandates, which could impact our labor supply and future results of operations, as well as the possibility additional measures will be put in place, especially as sporadic outbreaks of COVID-19 continue to occur, and the success of vaccine rollouts and the effectiveness of such vaccines, among other things.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended October 2, 2021 is referred to as the third quarter of 2021, and the fiscal quarter ended September 26, 2020 is referred to as the third quarter of 2020.
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
As a result of this change in method of accounting, our financial statements and corresponding footnotes for the three and nine months ended September 26, 2020 have been recast to reflect the retrospective application of the change in accounting principle. We recorded the cumulative effect for the change in accounting principle as a decrease of $1,693 to retained earnings as of January 1, 2018. This change decreased our retained earnings by $2,059 at December 31, 2019.
The following tables present the effects of the change in accounting principle to our financial statements included herein:

	Three Months Ended September 26, 2020			Nine Months Ended September 26, 2020
Statement of Operations	Prior to Change in Accounting Principle	Effect of Change	Recast	Prior to Change in Accounting Principle	Effect of Change	Recast

Operating expense	$208,510	$128	$208,638	$597,963	$262	$598,225
Total costs and expenses	301,953	128	302,081	861,235	262	861,497
Income from operations	35,500	(128)	35,372	83,745	(262)	83,483
Income before income taxes	34,110	(128)	33,982	75,603	(262)	75,341
Income tax expense (benefit)	9,483	(36)	9,447	21,018	(73)	20,945
Net income	24,627	(92)	24,535	54,585	(189)	54,396

Net income per share:
Basic	$.54	$—	$.54	$1.19	$(.01)	$1.18
Diluted	$.52	$(.01)	$.51	$1.14	$(.01)	$1.13

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)

	Nine Months Ended September 26, 2020
Cash Flow	Prior to Change in Accounting Principle	Effect of Change	Recast

Net income	$54,585	$(189)	$54,396
Adjustments to reconcile net income to net cash provided by operating activities--other	108	(73)	35
Self-insurance accruals	14,424	262	14,686
Net cash provided by operating activities	99,428	—	99,428
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and nine months ended October 2, 2021 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)

C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	October 2, 2021	December 31, 2020
Accounts receivable	$200,895	$214,887
Unbilled receivables(1)	85,064	42,251
	285,959	257,138
Less allowances for credit losses	2,257	4,217
Accounts receivable, net	$283,702	$252,921
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprised the amounts included in the balance sheets:

Other current assets	October 2, 2021	December 31, 2020
Refundable income taxes	$2,215	$—
Prepaid expenses	38,543	24,956
Other	6,660	778
Total	$47,418	$25,734

Property and equipment, net	October 2, 2021	December 31, 2020
Land and land improvements	$19,924	$19,731
Buildings and leasehold improvements	55,559	49,460
Equipment	653,656	623,847
	729,139	693,038
Less accumulated depreciation	499,564	488,321
Total	$229,575	$204,717

Other assets, noncurrent	October 2, 2021	December 31, 2020
Assets invested for self-insurance	$11,859	$19,359
Investment--cost-method affiliate	1,258	1,258
Deferred income taxes	3,194	4,167
Other	4,569	4,972
Total	$20,880	$29,756

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)

Accrued expenses	October 2, 2021	December 31, 2020
Employee compensation	$33,163	$36,108
Accrued compensated absences	12,399	14,534
Self-insured medical claims	1,221	2,065
Income tax payable	8,978	6,926
Customer advances, deposits	3,519	2,067
Taxes, other than income	28,681	30,354
Other	4,704	6,387
Total	$92,665	$98,441

Other current liabilities	October 2, 2021	December 31, 2020
Notes payable	$149	$—
Current portion of:
Lease liability-operating leases	27,253	19,124
Self-insurance accruals	34,269	37,707
Total	$61,671	$56,831

Other noncurrent liabilities	October 2, 2021	December 31, 2020
Non-qualified retirement plans	$8,516	$7,365
Other	2,940	3,324
Total	$11,456	$10,689
D.    Business Combinations
Our investments in businesses during the first nine months of 2021 were $16,376, including liabilities assumed of $3,662 and debt issued, in the form of notes payable to the sellers, of $2,487, and have been included in our Residential and Commercial and Utility segments. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2020, our investment in businesses was $11,150, including liabilities assumed of $613 and debt issued, in the form of notes payable to the sellers, of $2,472.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Nine Months Ended October 2, 2021	Year Ended December 31, 2020
Detail of acquisitions:
Assets acquired:
Cash	$199	$—
Receivables	511	10
Operating supplies	976	22
Prepaid expense	121	6
Equipment	3,750	1,932
Deposits and other	1,574	—
Intangible assets	2,434	3,545
Goodwill	6,811	5,635
Liabilities assumed	(3,662)	(613)
Debt issued for purchases of businesses	(2,487)	(2,472)
Cash paid	$10,227	$8,065
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended October 2, 2021 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the nine months ended October 2, 2021, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.
E.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	October 2, 2021		December 31, 2020
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$31,847	$23,576	$30,402	$22,040
Employment-related	9,822	8,161	9,320	7,755
Tradenames	8,426	6,533	7,938	6,195
Amortized intangible assets	50,095	$38,270	47,660	$35,990
Less accumulated amortization	38,270		35,990
Identified intangible assets, net	$11,825		$11,670

Goodwill	$55,072		$48,256

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the nine months ended October 2, 2021 and the year ended December 31, 2020 were as follows:

	Balance at January 1, 2021	Acquisitions	Translation and Other Adjustments	Balance at October 2, 2021
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	43,345	6,811	5	50,161
Total	$48,256	$6,811	$5	$55,072

	Balance at January 1, 2020	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2020
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	37,374	5,635	336	43,345
Total	$42,285	$5,635	$336	$48,256

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of October 2, 2021, was as follows:

Estimated Future Amortization Expense
Remaining three months of 2021	$743
2022	2,884
2023	2,714
2024	2,234
2025	1,634
2026	1,060
Thereafter	556
$11,825

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
F.    Long-Term Debt and Commitments Related to Letters of Credit
Our long-term debt consisted of the following:

	October 2, 2021	December 31, 2020
Revolving credit facility:
Swing-line borrowings	$14,191	$—
LIBOR borrowings	20,000	—
	34,191	—
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	75,000
Term loans	34,524	21,864
	143,715	96,864
Less debt issuance costs	713	256
Less current portion	31,225	19,540
	$111,777	$77,068
Revolving Credit Facility--In August 2021, the Company amended its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of October 2, 2021, we had unused commitments under the facility approximating $287,931, with $37,069 committed, consisting of borrowings of $34,191 and issued letters of credit of $2,878.
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
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in September 2021. Among other things, the amendment increased the total facility limit to $150,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to September 2024. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2021 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
principal amount not to exceed $150,000. As the Company has previously issued notes in an aggregate amount of $75,000 under the Note Purchase and Shelf Agreement, it now has capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement (the "Shelf Notes") in an aggregate amount of up to $75,000.
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at October 2, 2021 were as follows: 2021--$9,583; 2022--$22,573; 2023--$1,472; 2024--$15,896; 2025--$15,000; 2026--$49,191; and thereafter $30,000.
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
The AR Securitization program has a limit of $100,000, of which $83,355 was issued for LCs as of both October 2, 2021 and December 31, 2020.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of October 2, 2021--to the bank in exchange for the bank issuing LCs.
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
October 2, 2021
(Amounts in thousands, except share data)
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
Total Commitments Related to Issued Letters of Credit--As of October 2, 2021, total commitments related to issued LCs were $88,363, of which $2,878 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,131 were issued under short-term lines of credit. As of December 31, 2020, total commitments related to issued LCs were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
As of October 2, 2021, we were in compliance with all debt covenants.
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

	Condensed Consolidated Balance Sheet Classification	October 2, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets - operating leases	$81,789	$55,893
Finance lease assets	Property and equipment, net	10,782	8,788
Total lease assets		$92,571	$64,681
Liabilities
Current operating lease liabilities	Other current liabilities	$27,253	$19,124
Non-current operating lease liabilities	Lease liabilities - operating leases	54,249	36,612
Total operating lease liabilities		81,502	55,736
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	2,263	2,273
Non-current finance lease liabilities	Lease liabilities - finance leases	7,886	6,479
Total finance lease liabilities		10,149	8,752
Total lease liabilities		$91,651	$64,488

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Nine Months Ended
	Condensed Consolidated Statements of Operations Classification	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Operating lease cost	Operating expense	$4,965	$2,877	$13,065	$7,776
Operating lease cost	Selling expense	2,631	2,322	7,718	7,127
Operating lease cost	General and administrative expense	290	389	867	844
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	752	570	1,985	1,404
Interest expense on lease liabilities	Interest expense	52	45	134	103
Other lease cost (1)	Operating expense	999	1,216	2,839	3,895
Other lease cost (1)	Selling expense	360	284	1,013	953
Other lease cost (1)	General and administrative expense	8	13	28	31
Total lease cost		$10,057	$7,716	$27,649	$22,133
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms as of October 2, 2021 was 3.9 years for operating leases and 5.2 years for finance leases.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of October 2, 2021 was 2.40% for operating leases and 2.04% for finance leases.

Supplemental Cash Flow Information Related to Leases	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(21,822)	$(15,222)
Operating cash flows from finance leases	(134)	(103)
Financing cash flows from finance leases	(2,688)	(1,525)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	47,069	28,246
Finance leases	4,174	7,339

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)

Maturity Analysis of Lease Liabilities	As of October 2, 2021
	Operating Leases	Finance Leases
Remaining three months of 2021	$7,706	$554
2022	27,259	2,361
2023	20,061	2,151
2024	13,395	2,029
2025	9,607	1,510
Thereafter	7,313	2,069
Total lease payments	85,341	10,674
Less interest	3,839	525
Total	$81,502	$10,149
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Compensation expense, all share-based payment plans	$1,167	$858	$3,432	$2,567
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $1,187 being recognized for the nine months ended October 2, 2021 and $1,067 for the nine months ended September 26, 2020.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $343 for the nine months ended October 2, 2021 and $398 for the nine months ended September 26, 2020. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
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
The following table summarizes our SSARs as of October 2, 2021.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2021	210,472	$1.87
Granted	—	—
Forfeited	—	—
Vested	(85,938)	1.86
Unvested, October 2, 2021	124,534	$1.88	0.8 years	$121	$2,042

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs was $120 for the nine months ended October 2, 2021 and $214 for the nine months ended September 26, 2020.
Restricted Stock Units--During the nine months ended October 2, 2021, the Compensation Committee awarded 330,714 PRSUs to certain management employees and 19,200 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of October 2, 2021.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2021	510,614	$10.05
Granted	349,914	14.82
Forfeited	—	—
Vested	(120,368)	8.86
Unvested, October 2, 2021	740,160	$12.49	2.4 years	$6,182	$12,139
Employee PRSUs	673,268	$12.52	2.5 years	$5,719	$11,042
Nonemployee Director RSUs	66,892	$12.20	1.6 years	$463	$1,097

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $1,782 for the nine months ended October 2, 2021 and $888 for the nine months ended September 26, 2020.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Nine Months Ended
	October 2, 2021	September 26, 2020
Volatility rate	9.9%	9.7%
Risk-free interest rate	.3%	.7%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	8.1
General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended October 2, 2021.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2021	2,817,318	$8.34
Granted	—	—
Exercised	(307,180)	7.11
Forfeited	(37,090)	7.98
Outstanding, October 2, 2021	2,473,048	$8.49	5.0 years	$19,562

Exercisable, October 2, 2021	1,882,383	$7.71	4.1 years	$16,353

As of October 2, 2021, there was approximately $904 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 3.7 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
I.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the nine months ended October 2, 2021 was 26.1%. Our actual effective tax rate was 25.0% and 27.8% for the three months ended October 2, 2021 and September 26, 2020, respectively. Our actual effective tax rate was 26.2% and 27.8% for the nine months ended October 2, 2021 and September 26, 2020, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of state and local taxes, which was partially offset by favorable discrete items.
As of October 2, 2021, we had unrecognized tax benefits of $754, of which $307 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $46. At December 31, 2020, we had unrecognized tax benefits of $1,183, of which $735 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $72. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2016. As of October 2, 2021, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
J.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and nine months ended October 2, 2021 and September 26, 2020:

Three Months Ended October 2, 2021	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at July 3, 2021	$(2,845)	$(735)	$(3,580)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$(788)	$—	$(788)
Amounts reclassified from accumulated other comprehensive income (loss)	—	51	51
Tax effect	—	(13)	(13)
Net of tax amount	(788)	38	(750)
Balance at October 2, 2021	$(3,633)	$(697)	$(4,330)

Three Months Ended September 26, 2020	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at June 27, 2020	$(5,872)	$(714)	$(6,586)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$629	$—	$629
Amounts reclassified from accumulated other comprehensive income (loss)	—	38	38
Tax effect	—	(9)	(9)
Net of tax amount	629	29	658
Balance at September 26, 2020	$(5,243)	$(685)	$(5,928)

Nine Months Ended October 2, 2021	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(3,738)	$(809)	$(4,547)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$105	$—	$105
Amounts reclassified from accumulated other comprehensive income (loss)	—	151	151
Tax effect	—	(39)	(39)
Net of tax amount	105	112	217
Balance at October 2, 2021	$(3,633)	$(697)	$(4,330)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)

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
The change in defined benefit pension plans of $51 and $151 for the three and nine months ended October 2, 2021, respectively and $38 and $114 for the three and nine months ended September 26, 2020, respectively, was included in net periodic pension expense classified in the condensed consolidated statement of operations as other income (expense).
K.    Per Share Amounts and Common and Redeemable Shares Outstanding
We calculate our basic earnings per share by dividing net income or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of earnings per share. The per share amounts were computed as follows (Adjusted for the two-for-one stock split of our common shares effective October 1, 2021):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Income available to common shareholders:
Net income	$24,927	$24,535	$57,897	$54,396

Weighted-average shares (in thousands):
Basic:
Basic weighted-average shares	44,885	45,748	45,257	45,912

Diluted:
Basic from above	44,885	45,748	45,257	45,912
Incremental shares from assumed:
Exercise of stock options and awards	3,066	1,960	2,528	2,093
Diluted weighted-average shares	47,951	47,708	47,785	48,005

Net income per share:
Basic	$.56	$.54	$1.28	$1.18

Diluted	$.52	$.51	$1.21	$1.13

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended October 2, 2021 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2021	35,414,536	10,225,768	45,640,304
Shares purchased	(1,434,170)	(949,838)	(2,384,008)
Shares sold	470,490	486,112	956,602
Options and awards exercised	526,492	—	526,492
Shares outstanding at October 2, 2021	34,977,348	9,762,042	44,739,390
On October 2, 2021, we had 44,739,390 common and redeemable shares outstanding and employee options exercisable to purchase 1,882,383 common shares.
Common Stock Split--On September 17, 2021, our board of directors approved and declared a two-for-one stock split in the form of a stock dividend, pursuant to which each of our shareholders of record at the close of business on October 1, 2021 received one additional common share for each then-held common share, which was paid on October 15, 2021. On September 20, 2021, in connection with the stock split, the Company filed a Certificate of Amendment to its 2017 Amended Articles of Incorporation with the Secretary of State of the State of Ohio, which became effective upon filing and (1) proportionately increased the authorized number of common shares from 48,000,000 to 96,000,000 and (2) proportionately decreased the par value of our common shares from $1.00 per share to $.50 per share.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended October 2, 2021
Revenues	$204,960	$164,737	$547	$—		$370,244
Income (loss) from operations	23,124	17,595	(2,701)	(1,085)	(a)	36,933
Interest expense				(1,449)		(1,449)
Interest income				39		39
Other income (expense), net				(2,298)		(2,298)
Income before income taxes						$33,225
Segment assets, total	$286,157	$278,847	$—	$210,709	(b)	$775,713

Three Months Ended September 26, 2020
Revenues	$185,500	$151,435	$518	$—		$337,453
Income (loss) from operations	20,301	20,273	(2,886)	(2,316)	(a)	35,372
Interest expense				(1,579)		(1,579)
Interest income				1,688		1,688
Other income (expense), net				(1,499)		(1,499)
Income before income taxes						$33,982
Segment assets, total	$296,519	$227,977	$—	$147,188	(b)	$671,684

Nine Months Ended October 2, 2021
Revenues	$557,349	$465,524	$1,668	$—		$1,024,541
Income (loss) from operations	50,015	51,893	(11,367)	(2,610)	(a)	87,931
Interest expense				(4,093)		(4,093)
Interest income				161		161
Other income (expense), net				(5,548)		(5,548)
Income before income taxes						$78,451
Segment assets, total	$286,157	$278,847	$—	$210,709	(b)	$775,713

Nine Months Ended September 26, 2020
Revenues	$547,984	$396,293	$703	$—		$944,980
Income (loss) from operations	56,817	42,242	(11,267)	(4,309)	(a)	83,483
Interest expense				(5,477)		(5,477)
Interest income				1,885		1,885
Other income (expense), net				(4,550)		(4,550)
Income before income taxes						$75,341
Segment assets, total	$296,519	$227,977	$—	$147,188	(b)	$671,684
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
October 2, 2021
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and nine months ended October 2, 2021 and September 26, 2020 by major sources:

Three Months Ended October 2, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$140,039	$96,961	$(29)	$236,971
Grounds maintenance	—	40,452	—	40,452
Storm damage services	10,052	2,688	—	12,740
Consulting and other	54,869	24,636	576	80,081
Total revenues	$204,960	$164,737	$547	$370,244

Geography:
United States	$194,140	$153,009	$547	$347,696
Canada	10,820	11,728	—	22,548
Total revenues	$204,960	$164,737	$547	$370,244

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)

Three Months Ended September 26, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$135,021	$90,049	$(10)	$225,060
Grounds maintenance	—	36,296	—	36,296
Storm damage services	7,061	4,069	—	11,130
Consulting and other	43,418	21,021	528	64,967
Total revenues	$185,500	$151,435	$518	$337,453

Geography:
United States	$176,528	$140,571	$518	$317,617
Canada	8,972	10,864	—	19,836
Total revenues	$185,500	$151,435	$518	$337,453

Nine Months Ended October 2, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$393,742	$271,682	$(224)	$665,200
Grounds maintenance	—	116,810	—	116,810
Storm damage services	13,997	5,486	—	19,483
Consulting and other	149,610	71,546	1,892	223,048
Total revenues	$557,349	$465,524	$1,668	$1,024,541

Geography:
United States	$525,818	$432,158	$1,668	$959,644
Canada	31,531	33,366	—	64,897
Total revenues	$557,349	$465,524	$1,668	$1,024,541

Nine Months Ended September 26, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$408,371	$233,810	$(121)	$642,060
Grounds maintenance	—	100,352	—	100,352
Storm damage services	8,087	6,047	—	14,134
Consulting and other	131,526	56,084	824	188,434
Total revenues	$547,984	$396,293	$703	$944,980

Geography:
United States	$522,094	$369,297	$703	$892,094
Canada	25,890	26,996	—	52,886
Total revenues	$547,984	$396,293	$703	$944,980

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $239 and $1,294 of revenue for the three and nine months ended October 2, 2021, respectively, that was included in the contract liability balance at December 31, 2020 and $150 and $1,411 of revenue for the three and nine months ended September 26, 2020, respectively, that was included in the contract liability balance at December 31, 2019. Net contract liabilities consisted of the following:

	October 2, 2021	December 31, 2020
Contract liabilities - current	$4,006	$3,242
Contract liabilities - noncurrent	1,879	1,754
Net contract liabilities	$5,885	$4,996
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at October 2, 2021 were as follows:

		Fair Value Measurements at October 2, 2021 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at October 2, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other current assets, current	$5,500	$5,500	$—	$—
Assets invested for self-insurance, classified as other assets, noncurrent	11,859	11,859	—	—
Liabilities:
Deferred compensation	$4,299	$—	$4,299	$—
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2020 were as follows:

		Fair Value Measurements at December 31, 2020 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance, classified as other assets, noncurrent	$19,359	$19,359	$—	$—
Liabilities:
Deferred compensation	$3,192	$—	$3,192	$—
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
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent liabilities and their carrying values and fair values were as follows:

	October 2, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, noncurrent	$34,191	$34,191	$—	$—
Senior unsecured notes, noncurrent	75,000	78,772	75,000	81,424
Term loans, noncurrent	3,299	3,447	2,324	2,451
Total	$112,490	$116,410	$77,324	$83,875

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
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
October 2, 2021
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
Northern California Wildfires
Five lawsuits have been filed that name contractors for PG&E Corporation and its subsidiary, Pacific Gas and Electric Company (together, "PG&E"), including Davey Tree, with respect to claims arising from wildfires that occurred in Pacific Gas and Electric Company’s service territory in northern California beginning on October 8, 2017. An action was brought on August 8, 2019 in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company, et al., Case No. 19CV001194. An action was brought on October 8, 2019 in San Francisco County Superior Court, entitled Quinisha Kyree Abram, et al. v. ACRT, Inc., et. al, Case No. CGC-19-579861.
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases, including Walker a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all five of the individual actions are stayed in their home jurisdictions. The next case management conference in JCCP No. 4955 is scheduled for December 6, 2021. These actions are currently in preliminary stages of pleadings, but Davey Tree has responded, denying all liability in these cases.
In all cases, the Company denies all liability and will vigorously defend the actions.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 2, 2021
(Amounts in thousands, except share data)
P.    The Davey 401KSOP and Employee Stock Ownership Plan
On March 15, 1979, the Company consummated a plan, which transferred control of the Company to its employees. As a part of this plan, the Company initially sold 120,000 common shares (presently, 46,080,000 common shares adjusted for stock splits) to its Employee Stock Ownership Trust (“ESOT”) for $2,700. The Employee Stock Ownership Plan (“ESOP”), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the ESOT. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $1,157 and $3,298 as of October 2, 2021 and December 31, 2020, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $158,940 and $150,089 as of October 2, 2021 and December 31, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $160,097 and $153,387 as of October 2, 2021 and December 31, 2020, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
On September 17, 2021, our board of directors approved and declared a two-for-one stock split in the form of a stock dividend, pursuant to which each of our shareholders of record at the close of business on October 1, 2021 received one additional common share for each then-held common share, which was paid on October 15, 2021. On September 20, 2021, in connection with the stock split, the Company filed a Certificate of Amendment to its 2017 Amended Articles of Incorporation with the Secretary of State of the State of Ohio, which became effective upon filing and (1) proportionately increased the authorized number of common shares from 48,000,000 to 96,000,000 and (2) proportionately decreased the par value of our common shares from $1.00 per share to $.50 per share.
Impact of COVID-19
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first nine months of 2021, COVID-19 has had, and will continue to have, an impact on businesses, financial markets and economic activity throughout the world.
We continue to take steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. We continue to provide additional administrative leave for employees affected by COVID-19 directly or indirectly and converted our 2021 Annual Meeting of Shareholders to a virtual-only format. During the second and third quarters of 2021, we began to bring employees back to our corporate headquarters on a limited basis with increased safety protocols and in compliance with public health and government guidance and also began to lift travel restrictions in situations where necessary. In the first nine months of 2021, we incurred expenses of $1,058 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment.
The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the effects of new strains of the virus, the availability and effectiveness of vaccines, supply chain disruptions and actions by government authorities to contain the pandemic or treat its impact, including reimposing

Index
previously-lifted measures and implementing vaccine mandates, which could impact our labor supply and future results of operations, as well as the possibility that additional restrictions will be put in place, especially as sporadic outbreaks of COVID-19 continue to occur, among other things. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business continues the longer COVID-19 impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn or recession that has occurred or may occur in the future.
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the change in such percentages for the periods presented.

	Three Months Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	Change	October 2, 2021	September 26, 2020	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	62.8	61.8	1.0	63.5	63.2	.3
Selling	18.2	17.8	.4	17.5	17.2	.3
General and administrative	5.6	5.9	(.3)	6.8	6.4	.4
Depreciation and amortization	3.8	4.1	(.3)	4.0	4.5	(.5)
Gain on sale of assets, net	(.4)	(.1)	(.3)	(.4)	(.2)	(.2)

Income from operations	10.0	10.5	(.5)	8.6	8.9	(.3)

Other income (expense):
Interest expense	(.4)	(.5)	.1	(.4)	(.6)	.2
Interest income	—	.5	(.5)	—	.2	(.2)
Other, net	(.6)	(.4)	(.2)	(.5)	(.5)	—

Income before income taxes	9.0	10.1	(1.1)	7.7	8.0	(.3)

Income taxes	2.3	2.8	(.5)	2.0	2.2	(.2)

Net income	6.7%	7.3%	(.6)%	5.7%	5.8%	(.1)%

Index
Third Quarter—Three Months Ended October 2, 2021 Compared to Three Months Ended September 26, 2020
Our results of operations for the three months ended October 2, 2021 compared to the three months ended September 26, 2020 were as follows:

	Three Months Ended
	October 2, 2021	September 26, 2020	Change	Percentage Change
Revenues	$370,244	$337,453	$32,791	9.7%

Costs and expenses:
Operating	232,599	208,638	23,961	11.5
Selling	67,353	60,203	7,150	11.9
General and administrative	20,739	19,891	848	4.3
Depreciation and amortization	14,127	13,825	302	2.2
Gain on sale of assets, net	(1,507)	(476)	(1,031)	216.6
	333,311	302,081	31,230	10.3

Income from operations	36,933	35,372	1,561	4.4
Other income (expense):
Interest expense	(1,449)	(1,579)	130	(8.2)
Interest income	39	1,688	(1,649)	(97.7)
Other, net	(2,298)	(1,499)	(799)	53.3
Income before income taxes	33,225	33,982	(757)	(2.2)

Income taxes	8,298	9,447	(1,149)	(12.2)

Net income	$24,927	$24,535	$392	1.6%
Revenues--Revenues of $370,244 increased $32,791 compared with $337,453 in the third quarter of 2020. Utility Services increased $19,460 or 10.5% compared with the third quarter of 2020. The increase was attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $13,302 or 8.8% from the third quarter of 2020. Increases were primarily in tree and plant care revenues, grounds maintenance revenue and consulting and other revenue.
Operating Expenses--Operating expenses of $232,599 increased $23,961 compared with the third quarter of 2020. Utility Services increased $13,803 or 10.5% compared with the third quarter of 2020 but, as a percentage of revenue, remained at 71.0%. The increase was attributable to additional expenses for labor and benefits expenses, fuel expense, crew meals and lodging expenses, subcontractor expense, tools and parts expense and materials expense, which were partially offset by a decrease in rented equipment expense. Residential and Commercial Services increased $11,167 or 14.9% compared with the third quarter of 2020 and, as a percentage of revenue, increased to 52.4% from 49.7%. The increase was primarily attributable to increases in labor and benefits expenses, fuel expense, subcontractor expense, tools and parts expenses and materials expense.
Operating expenses for the third quarter of 2021 also included $204 of expenses related directly to COVID-19, including $80 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions, whether from the virus itself or government imposed restrictions or closures. For the third quarter of 2020, the Company had $953 of expenses directly related to COVID-19.

Index
Fuel costs of $11,436 increased $3,336, or 41.2%, from the $8,100 incurred in the third quarter of 2020 and impacted operating expenses within all segments. The $3,336 increase included usage increases approximating $108 and price increases approximating $3,228.
Selling Expenses--Selling expenses of $67,353 increased $7,150 compared with the third quarter of 2020 and, as a percentage of revenues, increased to 18.2% from 17.8%. Utility Services increased $2,219 or 10.9% compared to the third quarter of 2020 but, as a percentage of revenue, remained at 11.0%. The increase was primarily attributable to increases in field management wages and incentive expense and travel expenses. Residential and Commercial Services increased $4,671 or 11.4% from the third quarter of 2020 and, as a percentage of revenue, increased to 27.7% from 27.0%. The increase was primarily attributable to an increase in field management and sales wage expenses and office rent.
General and Administrative Expenses--General and administrative expenses of $20,739 increased $848 from $19,891 in the third quarter of 2020. The increase was primarily attributable to increases in professional services, travel and living expenses and office expenses, which were partially offset by a decrease in salary expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $14,127 increased $302 from $13,825 incurred in the third quarter of 2020.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,507 for the third quarter of 2021 increased $1,031 from the $476 gain in the third quarter of 2020. We sold more individual units of equipment at a higher average gain per unit in the third quarter of 2021 as compared with the third quarter of 2020.
Interest Expense--Interest expense of $1,449 decreased $130 from the $1,579 incurred in the third quarter of 2020. The decrease was attributable to lower average borrowing during the third quarter of 2021, as compared with the third quarter of 2020.
Other, Net--Other expense, net, of $2,298 increased $799 from the $1,499 of other expense incurred in the third quarter of 2020 and consisted of nonoperating income and expense, including pension expense and foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the third quarter of 2021 were $8,298, as compared to $9,447 for the third quarter of 2020. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the third quarter of 2021 was 25.0% as compared with the third quarter of 2020 effective tax rate of 27.8%.
Net Income--Net income of $24,927 for the third quarter of 2021 was $392 more than the $24,535 net income for the third quarter of 2020.

Index
First Nine Months—Nine Months Ended October 2, 2021 Compared to Nine Months Ended September 26, 2020
Our results of operations for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020 were as follows:

	Nine Months Ended
	October 2, 2021	September 26, 2020	Change	Percentage Change
Revenues	$1,024,541	$944,980	$79,561	8.4%

Costs and expenses:
Operating	650,909	598,225	52,684	8.8
Selling	178,876	162,287	16,589	10.2
General and administrative	69,712	60,477	9,235	15.3
Depreciation and amortization	41,287	42,553	(1,266)	(3.0)
Gain on sale of assets, net	(4,174)	(2,045)	(2,129)	104.1
	936,610	861,497	75,113	8.7

Income from operations	87,931	83,483	4,448	5.3
Other income (expense):
Interest expense	(4,093)	(5,477)	1,384	(25.3)
Interest income	161	1,885	(1,724)	(91.5)
Other, net	(5,548)	(4,550)	(998)	21.9
Income before income taxes	78,451	75,341	3,110	4.1

Income taxes	20,554	20,945	(391)	(1.9)

Net income	$57,897	$54,396	$3,501	6.4%
Revenues--Revenues of $1,024,541 increased $79,561 compared with $944,980 in the first nine months of 2020. Utility Services increased $9,365 or 1.7% compared with the first nine months of 2020. The increase was primarily attributable to new accounts, as well as increased work year-over-year on other accounts and price increases on existing accounts within both our U.S. and Canadian operations, which was partially offset by less emergency work on our PG&E account as compared to the first nine months of 2020. Residential and Commercial Services increased $69,231 or 17.5% compared with the first nine months of 2020. Increases were primarily in tree and plant care revenue, consulting and other revenue and grounds maintenance. In 2020, while our Residential and Commercial Services segment work was deemed essential services in most states, we experienced temporary shutdowns or work restrictions related to COVID-19 in a few states and certain Canadian provinces.
Operating Expenses--Operating expenses of $650,909 increased $52,684 compared with the first nine months of 2020 and, as a percentage of revenues, increased to 63.5% from 63.2%. Utility Services increased $14,553 or 3.7% compared with the first nine months of 2020 and, as a percentage of revenue, increased to 72.5% from 71.0%. The increase was attributable to increases in fuel expense, materials expense, crew meals and lodging expenses and tools and parts expense, which were partially offset by decreases in benefits expense, equipment expenses, and subcontractor expense. Residential and Commercial Services increased $40,875 or 20.1% compared with the first nine months of 2020 and, as a percentage of revenue, increased to 52.5% from 51.3%. The increase was primarily attributable to increases in labor and benefits expense, fuel expense, subcontractor expense, equipment expense, tool expense and materials expense.

Index
Operating expenses for the first nine months of 2021 also included $1,058 of expenses related directly to COVID-19, including $362 for additional administrative leave offered to employees who were unable to work due to COVID-19-related restrictions, whether from the virus itself or government imposed restrictions or closures. For the first nine months of 2020, the Company had $3,148 of expenses directly related to COVID-19.
Fuel costs of $29,970 increased $6,732, or 29.0%, from the $23,238 incurred in the first nine months of 2020 and impacted operating expenses within all segments. The $6,732 increase included usage increases approximating $455 and price increases approximating $6,277.
Selling Expenses--Selling expenses of $178,876 increased $16,589 compared with the first nine months of 2020 and, as a percentage of revenue, increased to 17.5% from 17.2%. Utility Services increased $1,996 or 3.3% compared to the first nine months of 2020 and, as a percentage of revenue, increased to 11.2% from 11.0%. The increase was primarily attributable to increases in field management wages and field management travel expense. Residential and Commercial Services experienced an increase of $14,885 or 14.2% compared to the first nine months of 2020 but, as a percentage of revenue, decreased to 25.7% from 26.4%. The increase was primarily attributable to increases in field management wages and incentive expense, travel expense, computer expense and rent expense.
General and Administrative Expenses--General and administrative expenses of $69,712 increased $9,235 from $60,477 in the first nine months of 2020. The increase was primarily attributable to increases in salary and incentive expense, professional services expense and computer expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $41,287 decreased $1,266 from $42,553 incurred in the first nine months of 2020. The decrease was attributable to lower capital expenditures in recent years and an increased use of operating leases for equipment.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $4,174 for the first nine months of 2021 increased $2,129 from the $2,045 gain in the first nine months of 2020. We sold a comparable number of units of equipment, but at a higher average gain per unit during the first nine months of 2021 as compared with the first nine months of 2020.
Interest Expense--Interest expense of $4,093 decreased $1,384 from the $5,477 incurred in the first nine months of 2020. The decrease was attributable to lower average borrowing during the first nine months of 2021, as compared with the first nine months of 2020.
Other, Net--Other expense, net, of $5,548 increased $998 from the $4,550 expense incurred in the first nine months of 2020 and consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first nine months of 2021 were $20,554, as compared to $20,945 for the first nine months of 2020. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first nine months of 2021 was 26.2%. Our effective tax rate for the first nine months of 2020 was 27.8%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of state and local taxes, which was partially offset by favorable discrete items.
Net Income--Net income of $57,897 for the first nine months of 2021 was $3,501 more than the net income of $54,396 for the first nine months of 2020.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash provided by (used in):
Operating activities	$57,401	$99,428
Investing activities	(59,777)	(41,614)
Financing activities	19,192	(43,739)
Effect of exchange rate changes on cash	40	(17)
Increase in cash	$16,856	$14,058
Cash Provided By Operating Activities--Cash provided by operating activities was $57,401 for the first nine months of 2021, a $42,027 decrease when compared to the first nine months of 2020. The $42,027 decrease in operating cash flow was primarily attributable to the change of $37,860 related to accounts payable and accrued expenses, and the change of $5,936 related to prepaid expenses, partially offset by a change of $4,533 related to accounts receivable.
Overall, accounts receivable increased $30,268 during the first nine months of 2021, as compared to an increase of $34,801 during the first nine months of 2020. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2021 decreased by two days to 70 days, compared to 72 days at the end of the first nine months of 2020.
Accounts payable and accrued expenses decreased $9,471 in the first nine months of 2021, a change of $37,860 compared to the $28,389 increase in the first nine months of 2020. The change was primarily related to the timing of estimated income tax payments and employer payroll taxes payable deferred in 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act. Self-insurance accruals increased $13,041 in the first nine months of 2021, which was $1,645 less than the increase of $14,686 experienced in the first nine months of 2020. The increase was attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
Prepaid expenses increased $13,442 in the first nine months of 2021, a change of $5,936 compared to the $7,506 increase in the first nine months of 2020. The increase was primarily attributable to an increase in prepaid insurance premiums.
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

Index
Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2021 was $59,777, a $18,163 increase when compared to the first nine months of 2020. The increase was primarily the result of increases in purchases of businesses, equipment and land and buildings.
Cash Provided by (Used In) Financing Activities--Cash provided by financing activities was $19,192 during the first nine months of 2021, a change of $62,931 as compared with the $43,739 used during the first nine months of 2020. During the first nine months of 2021, our revolving credit facility, net provided $33,478 in cash as compared with $32,000 used during the first nine months of 2020. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable increased $10,081 during the first nine months of 2021, an increase of $7,796 when compared to the $2,285 increase in the first nine months of 2020. Treasury share transactions (purchases and sales) used $19,552 for the first nine months of 2021, $8,761 more than the $10,791 used in the first nine months of 2020. Dividends paid of $2,127 during the first nine months of 2021 increased $419 as compared with $1,708 paid in the first nine months of 2020, in part due to the increase in dividend paid per share implemented during the second quarter of 2021.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note P, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $6,860 and $5,280 during the nine months ended October 2, 2021 and September 26, 2020, respectively. Share repurchases, other than redeemable common shares, approximated $29,647 and $22,209 during the nine months ended October 2, 2021 and September 26, 2020, respectively.
Contractual Obligations Summary and Commercial Commitments
As of October 2, 2021, total commitments related to issued letters of credit were $88,363, of which $2,878 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,131 were issued under short-term lines of credit. As of December 31, 2020, total commitments related to issued letters of credit were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2021 through 2023. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At October 2, 2021, we had working capital of $145,735, short-term lines of credit approximating $9,052 and $287,931 available under our revolving credit facility, which was amended and

Index
restated in August 2021 and now permits up to $325,000 in borrowings. In addition, in September 2021, we amended the Note Purchase and Shelf Agreement, which among other things, increased the total facility limit by $50,000, to $150,000.
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

Index
▪The unavailability or cancellation of third-party insurance coverage may have a material adverse effect on our financial condition and results of operations as well as disrupt our operations.
▪We could be materially adversely affected by wildfires in California and other areas as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change, including negative impacts to our business, reputation, financial condition, results of operations, liquidity and cash flows.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index
Item 1A.
Item 1A.Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2020, includes a detailed discussion of our risk factors. There have been no material changes to the risk factors described in the 2020 Form 10-K during the nine months ended October 2, 2021, except as set forth below. Disclosure of risks should not be interpreted to imply that the risks have not already materialized.
The proposed new regulation regarding mandatory COVID-19 vaccination of employees could impact our workforce and have a material adverse effect on our business and results of operations.
On September 9, 2021, President Biden announced a proposed new rule that would require all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The U.S. Department of Labor’s Occupational Safety and Health Administration ("OSHA") is drafting an emergency regulation to carry out this mandate, which may take effect in the near future. As a company with more than 100 employees, it is anticipated that we would be subject to the OSHA regulation concerning COVID-19 vaccination. At this time, it is not possible to predict with certainty the exact impact that the proposed new regulation will have on us or on our workforce. The proposed new regulation, when implemented, in addition to customer-imposed mandates that have or could be required, could result in increased costs, labor disruptions or employee attrition. If we lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. In addition, additional uncertainty could be caused by competing and potentially conflicting laws and regulations, such as the recent executive order issued by the governor of Texas prohibiting vaccine mandates. Accordingly, the proposed new OSHA regulation, when implemented, could have a material adverse effect on our business and results of operations.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2021. The numbers in the following table, as well as the number of shares authorized for repurchase, as described below, have been adjusted for a two-for-one stock split, effected in the form of a 100% stock dividend paid on October 15, 2021 to shareholders of record at the close of business on October 1, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2021
January 1 to January 30	3,162	$12.45	—	1,381,920
January 31 to February 27	340	12.45	—	1,381,920
February 28 to April 3	246,842	15.00	—	1,381,920
Total First Quarter	250,344	14.96	—

April 4 to May 1	519,438	15.00	—	1,381,920
May 2 to May 29	544,434	15.00	—	1,381,920
May 30 to July 3	505,996	15.00	353,874	1,028,046
Total Second Quarter	1,569,868	15.00	353,874

July 4 to July 31	—	16.40	—	1,028,046
August 1 to August 28	242,088	16.40	—	1,028,046
August 29 to October 2	321,708	16.40	131,418	3,896,628
Total Third Quarter	563,796	16.40	131,418

Total Year-to-Date	2,384,008	$15.33	485,292
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

Index
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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 3,896,628 remained available under the program, as of October 2, 2021. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 6.Exhibits.
See the Exhibit Index below.

Index
Exhibit Index

Exhibit No.	Description

3.1
2017 Amended Articles of Incorporation of the Davey Tree Expert Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).

3.2
Certificate of Amendment to the 2017 Amended Articles of Incorporation, dated as of September 20, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

3.3
2017 Amended and Restated Regulations of the Davey Tree Expert Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2017).

10.1
Fourth Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and PNC Bank, National Association and Wells Fargo Bank, N.A., as co-documentation agents, dated as of August 18, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2021).

10.2
First Amendment to Note Purchase and Private Shelf Agreement by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company dated September 20, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

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

99.1*
The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

99.2*
First Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

Index

Exhibit No.	Description

99.3*
Second Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

99.4*
Third Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

99.5*
Fourth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

99.6*
Fifth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

99.7*
Sixth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

99.8*
Seventh Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

99.9*
Eighth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

99.10*
Ninth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (incorporated herein by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith
* Management contracts or compensatory plans or arrangements.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	November 3, 2021	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	November 3, 2021	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)