Form 10-K
period 2021-12-31
DAVEY TREE EXPERT CO
filed 2022-03-11
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Common Shares, $0.50 par value
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 44,653,277 Common Shares outstanding as of March 4, 2022. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 2, 2021 was $662,355,695. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be held on May 17, 2022, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "might," "expects," "plans," "anticipates," "believes," "estimates," "seeks," "predicts," "potential," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements, some of which have been, and may further be, exacerbated by the COVID-19 pandemic. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: the continued impact of the COVID-19 pandemic and the responses thereto, including any mandatory vaccination requirements that may be applicable; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and increased wage rates that may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the effect of various economic factors that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impact of COVID-19 limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; and our inability to properly verify the employment eligibility of our employees. Our business, results of operations, financial position or cash flow could in the future be materially adversely impacted by the COVID-19 pandemic.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report on Form 10-K to conform these statements to actual future results.

"We," "Us," "Our," the "Company," the "Registrant," "Davey" and "Davey Tree," unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

PART I
Item 1.  Business.
General
The Davey Tree Expert Company, which was founded in 1880 and incorporated in Ohio in 1909, and its subsidiaries provide a wide range of arboricultural, horticultural, environmental and consulting services to our customers throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial, and Utility.
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
We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2021, we had revenues of approximately $176 million, or approximately 13% of total revenues, from Pacific Gas & Electric Company ("PG&E"), our largest customer.
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
Marketing
We solicit business from residential customers principally through referrals, direct mail programs and to a lesser extent through the placement of advertisements in national magazines and trade journals, local newspapers and telephone directories. We also employ online marketing and lead generation strategies, including email marketing campaigns, search engine optimization, search engine marketing, and social media communication. Business from utility and commercial customers is obtained principally through negotiated contracts and competitive bidding. We carry out all of our sales and services through our employees. We generally do not use agents, and do not franchise our name or business.
Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers. We can also be affected to a lesser extent by budget constraints of our Utility customers. Because of this seasonality, we have historically incurred losses in the first quarter, while sales and earnings are generally highest in the second and third quarters of the calendar year. Consequently, this has created heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility and issue notes to provide the necessary funds for our operations. You can find more information about our bank commitments in "Liquidity and Capital Resources" of this report under "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Human Capital
Our values — safety, integrity, expertise, leadership, stewardship and perseverance — are built on the foundation that our people are the key to our success and sustainability as a company. We aim to engage and inspire our employees every day, providing them with education and development opportunities to help them grow personally and professionally. As of December 31, 2021, we employed approximately 10,200 people, of which approximately 92% were in the United States and 8% were in our Canadian locations. Of our active employees,

99% are full time, 1% are part time and 14% are covered by a collective bargaining agreement. We consider our employee relations to be good.
We encourage you to visit our website, http://www.davey.com, for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the Securities and Exchange Commission (the "SEC"). Any reference to our website in this Form 10-K is intended to be an inactive textual reference only.
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
We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2021, women represented 13% of our total employees, and minorities (defined as those who identify as Black/African American, Hispanic/Latino, American Indian/Alaskan Native, Asian, Hawaiian/Pacific Islander and/or two or more races) represented 29% of our U.S. employees.
Education and Development
To sustain our growth, it is imperative that we invest in our employees’ personal and professional development. For nearly 140 years, employee education has been fundamental to our success, equipping each employee with the tools they need to deliver the best possible care to our clients. Through our Learning Management System ("LMS"), employees can access our extensive online education and development programs, consisting of over 650 courses covering a variety topics. In addition to online LMS training, we offer multiple in-person training opportunities at our Davey Institute and regional workshop sessions. The largest onsite training—the Davey Institute of Tree Sciences ("D.I.T.S.")—takes place each February in Kent, Ohio. A modern-day take on the original experiences taught by John Davey, D.I.T.S. is open to employees from all over the U.S. and Canada, and the program still uses a combination of lecture and outdoor experiential learning.
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
We have a long-standing tradition of giving back to our communities across the U.S. and Canada, and we encourage our employees to get involved in the communities where they live and work to help grow a better future. In 2018, we launched the Green Leaders program, which recognizes employees’ volunteer activities that are meaningful to them, as well as supporting initiatives that promote trees, sustainable landscapes and the environment. In 2021, employees invested over 6,800 hours to organizations that were meaningful to them. We also encourage employees to give back by offering a charitable matching gift program whereby we match employees’ eligible contributions up to a preset limit.
In response to the COVID-19 pandemic, we continue to take steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers including continuing to provide additional administrative leave for employees affected by COVID-19 directly or indirectly. Beginning in the second quarter of 2021, we began to bring employees back to our corporate headquarters on a limited basis with increased safety protocols and in compliance with public health and government guidance and also began to lift travel restrictions in situations where necessary.
Core to our values is being there for our people when the unexpected happens. We have two employee assistance programs in place to support our employees. The first is our emergency employee assistance program, which provides grants to employees for food, shelter and other basic needs due to unexpected financial hardships. The second is our COVID-19 relief program through the Davey Company Foundation, which provides tax-free payments to employees for eligible expenses incurred as a result of the pandemic.
Domestic and Foreign Operations
We sell our services to customers in the United States and Canada.

We do not consider the risks associated with our business with foreign customers, other than currency exchange risks, to be materially different from those of our domestic customers.
Access to Company Information
Davey Tree’s internet address is http://www.davey.com. Through our internet website, by hyperlink to the SEC website (http://www.sec.gov), we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. Availability of the reports occurs contemporaneously with the electronic posting to the SEC’s website as the reports are electronically filed with or furnished to the SEC. The information on our website is not a part of this Annual Report on Form 10-K.
The following documents are also made available on our website and a copy will be mailed, without charge, upon request to our Corporate Secretary:
▪Code of Ethics
▪Code of Ethics for Financial Matters
Item 1A. Risk Factors.
The factors described below represent the material risks we face. Disclosure of risks should not be interpreted to imply that the risks have not already materialized, and, except as otherwise indicated, these factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that we do not consider to be material based on information that is currently available or that we are not currently able to anticipate.
Risks Related to the COVID-19 Pandemic
Our business, results of operations, financial position or cash flow could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).
The global spread of the coronavirus pandemic (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we are unable to accurately predict including: the duration, severity and scope of the pandemic, including any additional resurgences in cases in the United States and Canada and any breakthrough infections among the fully vaccinated population, and potential challenges caused by an increase in indoor activities due to cold and/or inclement weather, as well as the emergence of new COVID-19 variants, some of which have been, and may be in the future, more transmissible or virulent than the initial strain, the timing, acceptance, availability and effectiveness of COVID-19 vaccines (including booster vaccines), testing, and other treatments; the impact of the pandemic on economic activity, including any recession in the United States that has occurred or may occur in the future and the possibility that any future recovery from the COVID-19 pandemic and related impact may also be slowed or reversed by a number of factors, including new waves of COVID-19 infections; government imposed restrictions in response to the pandemic and the possibility that previously-lifted restrictions will be reimposed, or additional restrictions put in place; ongoing supply chain disruptions and shortages of certain supplies and the resulting cost inflation, as well as labor shortages; the effect on our customers and their demand for our services; and the ability of our customers to pay for our services. Clients may slow down decision making, delay planned work or seek to terminate existing agreements. The degree of impact of COVID-19 on our customer sales demand will depend on the extent and duration of the economic impact and the impact on each of our customers, which may vary by industry.

We continue to take steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. Where possible, we have brought employees back to our corporate headquarters and other in-person locations on a limited basis with increased safety protocols, developed policies and procedures in compliance with public health and government guidance and continue to offer administrative leave for employees to obtain vaccinations. Our increased reliance on remote access to our information systems could also increase our exposure to potential data breaches. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted.
While COVID-19 did not have a material adverse effect on our reported results for the year ended December 31, 2021, due to the inherent uncertainty surrounding COVID-19 given its continual evolution, such as the continued resurgences in cases, including breakthrough infections, and the emergence of new strains of COVID-19, and government responses, we are unable to predict the ultimate impact that it may have on our business, including how it will impact our customers, employees, supply chain and liquidity. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business increases the longer COVID-19 impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn or recession that has occurred or may occur in the future.
Rules and requirements concerning mandatory COVID-19 vaccinations could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden directed the U.S. Department of Labor’s Occupational Safety and Health Administration ("OSHA") to develop a standard that requires all employers with at least 100 employees to address the spread of COVID-19. On November 4, 2021, OSHA issued an emergency regulation, which requires employers with 100 or more employees to ensure that all employees be fully vaccinated against COVID-19 or be required to wear face coverings and undergo weekly testing, subject to limited exceptions. Covered employers were required to comply with the vaccine mandate or face substantial penalties for non-compliance. Following litigation, the emergency temporary standard ("ETS") has been withdrawn as an enforceable ETS, but remains a proposed rule. Also, portions of our business may be impacted by President Biden’s September 9, 2021 executive order, requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). The executive order has been temporarily stayed and remains subject to ongoing litigation. There have also been a number of other COVID-19 related local laws, orders, and new regulations entered in locations, in which we work. At this time, it is not possible to predict with certainty the exact impact that any applicable vaccine mandates, including any customer-imposed mandates that have been or could be required, will have on us or on our workforce, but they could result in risks to the business, including increased costs, labor disruptions or employee attrition. If we lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. Ongoing legal challenges to the government-imposed vaccine mandates, as well as other laws and regulations, have led to additional uncertainty. Accordingly, any vaccine mandate applicable to us could have a material adverse effect on our business and results of operations.
Risks Related to Our Industry in Which We Intend to Compete
We may be unable to employ a sufficient workforce for our field operations.
Our industry operates in an environment that requires heavy manual labor. We may experience slower growth in the labor force for this type of work than in the past. We also may be constrained in hiring and retaining sufficient qualified employees to support our growth strategy due to general labor shortages in our industry, including potential employee attrition in connection with any applicable government or customer COVID-19 vaccine or testing mandates. In addition, a lack of qualified labor or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain qualified employees. Additionally, changes to the laws and regulations that govern the classification or wages of workers may require us to make changes to our operations and may negatively impact our business, increase our costs and expose us to various liabilities.
We may be unable to attract and retain skilled management.
Our success depends, in part, on our ability to attract and retain key managers who share our values and are able to operate effectively consistent with our culture. Competition for the best people can be intense, particularly for employees who can work remotely, as the impact of the COVID-19 pandemic has increased remote opportunities, and depends on many factors, including the attractiveness of our compensation and benefit programs, and we may not be able to promote, hire or retain skilled managers. The loss of services of one or more of our key managers could have a material adverse impact on our business because of the loss of the manager's skills, knowledge of our industry and years of industry experience, and the difficulty of promptly finding qualified replacement personnel, and ineffective succession planning could result in unexpected costs, reduced productivity and/or difficulties with respect to internal processes and controls.
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
Our financial condition, results of operations, liquidity and cash flows could be materially affected by potential losses resulting from the impact of wildfires and other major weather events and natural disasters, the nature, frequency and severity of which may be negatively impacted by climate change, in California and other areas, which have in the past and could in the future expose the Company to litigation and liabilities pursuant to the Company’s indemnification obligations to its customers. Although preventative measures may help mitigate damage, such weather events and natural disasters could result in severe business disruptions, property damage, injuries or loss of life, and delays in recovery may be significant. Such events could result in significant decreases in revenues, cost increases, and other financial difficulties to the Company’s customers and could cause them to file for bankruptcy protection, which occurred most recently with PG&E in 2019, who emerged from bankruptcy in July 2020. Any such event could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and cash flows. Further, these events could result in government enforcement actions or regulatory penalties, litigation and/or civil or governmental actions, including investigations, citations and fines, against our customers and against us if any related losses are found to be the result of their or our activities and services. Ongoing litigation relating to wildfires could take a number of years to resolve due to the complexity of the matters, including ongoing investigations into the cause of the fire and the number of claims or parties that may be involved.
Any regulatory responses, including any wildfire reforms, taken by the state of California or any other jurisdiction where we have operations, including any related to mitigating the impacts of climate change, could adversely impact our business, financial condition, results of operations, liquidity and cash flows.
Our business is dependent upon service to our utility customers and we may be affected by developments in the utility industry.
We derive approximately 56% of our total revenues from our Utility segment. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.
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
Our business, other than tree services to utility customers, is highly seasonal and weather dependent, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers. Based on the geographic areas we service, revenue and operating income are generally highest in the second and third quarters of the calendar year. Inclement weather, such as uncharacteristically low or high (drought) temperatures or storms, floods, and other events, the frequency, pattern or intensity of which may be increased by climate change, in the second and third quarters could dampen the demand for our horticultural services, resulting in reduced revenues that would have an adverse effect on our results of operations.
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
From time-to-time, customers, vendors, employees, governmental regulatory authorities and others have made claims and taken legal action against us, and may do so in the future. Allegations, claims or proceedings may, for example, relate to personal injury, property damage, general liability claims, vehicle accidents involving our vehicles and our employees, regulatory issues, contract disputes or employment matters and may include class actions. Defending against these and other such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. Whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability. Any such financial liability could have a material adverse effect on our financial condition and results of operations. While we carry a broad range of insurance for the protection of our assets and operations, such insurance may not fully cover all material expenses related to potential allegations, claims and proceedings, or any adverse judgments, fines or settlements that may result. We reserve currently for anticipated losses and related expenses in excess of anticipated insurance coverage that may exist.
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

Disruptions, delays or price increases within our supply chain could adversely affect our results of operations.
Our business is affected by the availability and price of materials and equipment (including trucks, chippers and service vehicles) that are used in providing service to our customers, which can be affected by numerous forces beyond our control including geopolitical instability, governmental regulations and trade restrictions, the ongoing impacts of the COVID-19 pandemic and inflationary pressures. A significant disruption in our ability to obtain these products, including any shortages in sources of supply, price increases, and production and other supply chain disruptions, could disrupt our ability to provide services and result in a loss of revenues, reduced margins and damage to our relationships with customers. In addition, while we seek to manage price and availability risks related to supplies, such as fuel, fertilizer, chemicals, and mulch, through procurement strategies, these efforts may not be successful, and we may experience adverse impacts due to rising prices of such products. Any such increases in prices could adversely affect our profits should we be unable to pass along such price increases to our customers.
Global climate change and related regulations could negatively affect our business.
Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. For example, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions. Any such initiatives, restrictions and requirements could restrict our operating activities, require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our energy, raw material and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us. We believe we are in compliance in all material respects with existing climate-related government restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.
We cannot predict the impact, if any, that changing climate conditions will have on us or our customers, as the prospective impact of climate change on our operations and those of our customers remains uncertain. Our industry is subject to seasonal and weather factors, which can vary from period to period. Climate change may increase the frequency, patterns or intensity of extreme weather such as storms, floods, heat waves, droughts and other events, as well as result in changing sea levels and temperature levels, and these changes could be severe and could vary by geographic location. At the present time, we cannot predict the prospective impact of climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.
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
▪fluctuations in insurance expense due to changes in claims experience and actuarial assumptions; and
▪general and local economic conditions, including the impact of the COVID-19 pandemic and any recession that has occurred, or may occur in the United States or Canada.
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
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, or the systems of third parties upon whom we rely, could be breached or damaged by computer viruses, natural or man-made incidents or disasters, including third-party action, insider attacks, employee or service provider error or malfeasance, phishing or denial-of-service attacks, ransomware or other malware, or social engineering, other unauthorized physical or electronic access, or otherwise. A cyberattack or breach involving our information technology systems or those of our suppliers or other partners could result in business disruption, including disruptions in critical systems, corruption or loss of data, loss or theft of funds, theft of our intellectual property, trade secrets, customer information or other data and unauthorized access to, or release of, personnel information. In addition, we face increased information technology security and fraud risks due to our increased reliance on working remotely due to the COVID-19 pandemic, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, reputation, relationships with our customers, financial condition, operating results and cash flows and could expose us to data loss, allow others to unfairly compete with us, and subject us to litigation, government enforcement actions, regulatory penalties and costly response measures. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future, and we may not have adequate insurance coverage to compensate us for any losses relating to such events.
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
In addition, we may incur costs in order to comply with cybersecurity or data privacy regulations in the regions in which we operate, or with requirements imposed by customers. Such regulations and requirements continue to evolve and are increasingly demanding, which may increase our costs of compliance and increase our regulatory and litigation risk.
Our information technology systems may also be susceptible to damage, disruption or shutdowns due to failures during the process of upgrading or replacing software, databases, hardware or components. If these failures are severe, and our business continuity plan does not effectively resolve the issues in a timely manner, our financial condition, results of operations and reputation could be adversely affected.
We may be adversely affected if our reputation is damaged.
We are dependent, in part, upon our reputation of quality, integrity and performance. If our reputation were damaged in some way, it may impact our ability to grow or maintain our business.
Our failure to comply with environmental laws could result in significant liabilities.
Our facilities and operations are subject to governmental regulations designed to protect the environment, particularly with respect to our services regarding insect and tree, shrub and lawn disease management, because these services involve to a considerable degree the blending and application of spray materials, which require formal licensing in most areas. Continual changes in environmental laws, regulations and licensing requirements, including those related to climate change, environmental conditions, environmental awareness, technology and social attitudes, make it necessary for us to maintain a high degree of awareness of the impact such changes have on our compliance programs and the market for our services. We are subject to existing federal, state and local laws, regulations and licensing requirements regulating the use of materials in our spraying operations as well as certain other aspects of our business. If we fail to comply with such laws, regulations or licensing requirements, we may become subject to significant liabilities, fines and/or penalties, which could adversely affect our financial condition and results of operations.
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
Various economic factors, such as the ongoing effects of the COVID-19 pandemic, may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. That may make it difficult to estimate our customers' requirements for our services and, therefore, add uncertainty to customer demand. Various economic factors, such as any recession that has occurred, or may occur in the future, inflation, and customers' confidence in future economic conditions may cause a reduction in our customers' spending for our services and impact the ability of our customers to pay amounts owed, which could reduce our cash flow and adversely impact our debt or equity financing. These events could have a material adverse effect on our operations and our ability to grow at historical levels.

We may not have access to capital in the future due to uncertainties in the financial and credit markets.
We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Future changes in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time-to-time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Economic disruptions, such as the ongoing effects of the COVID-19 pandemic, and any resulting limitations on future funding, including any restrictions on access to funds under our revolving credit facility, could have a material adverse effect on us.
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
Increased scrutiny of our environmental, social or governance responsibilities have and will likely continue to result in additional costs and risks and may adversely impact our reputation, employee retention and willingness of customers and suppliers to do business with us.
There is an increasing focus from certain customers, consumers, employees, and other stakeholders concerning environmental, social and governance ("ESG") matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.
In addition, as we work to align our ESG practices with industry standards, we have expanded and, in the future, will likely continue to expand our disclosures in these areas. From time-to-time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments, including our Corporate Responsibility Report. We also expect to incur additional costs and require additional resources to monitor, report and comply with our various ESG practices. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. The disclosure frameworks we choose to align with, if any, may change from time-to-time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with various ESG tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported process in achieving such goals.
If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or be perceived to fail, in our achievement of such initiatives or goals, or fail in fully and accurately reporting our progress on such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
Natural disasters, pandemics, terrorist attacks and other external events could adversely affect our business.
Natural disasters, the nature, frequency and severity of which may be negatively impacted by climate change, public health epidemics or pandemics, such as the COVID-19 pandemic, terrorist attacks and other adverse external events could materially damage our facilities or disrupt our operations or damage the facilities or disrupt the operations of our customers or vendors, and may pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time. The occurrence of any such event could adversely affect our business, financial condition and results of operations.

We are implementing a new enterprise resource planning system. Our failure to implement it successfully, on time and on budget could have a material adverse effect on us.
We are in the process of implementing a new enterprise resource planning ("ERP") system and will be implementing the new system over the next 3 years, beginning in 2022. ERP implementations are complex, time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business.
ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC, and otherwise operate our business. New system implementations across the enterprise, such as the current implementation of our new ERP system, which includes a cloud-based solution, also pose risks of outages or disruptions, which could affect our suppliers, operations, and customers. Issues faced by us or our third-party "cloud" computing providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.
Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed, which could cause us to incur significant additional expenses, damage our reputation, and have a material adverse effect on us.
Risks Related to Our Common Shares
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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	40	Owned	360,481	19
Utility	3	Owned	36,307	3
Residential and Commercial, and Utility	4	Owned	43,406	4
We also lease approximately 214 properties in 33 states and five provinces.
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
In November 2017, a suit was filed in Savannah, Georgia state court ("State Court") against Davey Tree, its subsidiary, Wolf Tree, Inc. ("Wolf Tree"), a former Davey employee, two Wolf Tree employees, and a former Wolf Tree employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017.
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
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. On December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation and have met with both the civil and criminal divisions of the Department of Justice ("DOJ") to resolve the matter. Due to pandemic-related issues and delays on the side of the DOJ, the matter currently remains unresolved.
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
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019 but was unsuccessful in resolving the matters. On December 27, 2021, the DOJ advised that criminal cases (unrelated to the Company) for the individual criminal defendants were now scheduled, with the trial for Higinio Perez-Braco scheduled for April 12, 2022 and the trial of Pablo Rangel and Juan Rangel-Rubio scheduled for May 10, 2022. All civil cases continue to remain stayed.
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases, including Walker as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all five of the individual actions are stayed in their home jurisdictions. The next case management conference in JCCP No. 4955 was held on February 24, 2022. At that case management conference, the Court ordered a mediation between the Plaintiffs and Davey Tree related to Davey Tree's contracts with PG&E. This mediation shall be scheduled by May 27, 2022, with the mediation to occur thereafter. This mediation would include Davey Tree, the Fire Victim Trust, and all other plaintiff groups. Separately, the court ordered that all parties shall participate in a global mediation, including selecting a mediator by April 29, 2022, shall begin the process of securing a mediation date by May 27, 2022, and shall complete a first session of a mediation by October 28, 2022.
The Defendants have also received evidence from the Plaintiff's Trust and PG&E collected by those parties during the PG&E bankruptcy proceedings and Davey Tree's experts have begun their initial inspection of the evidence. Davey Tree has responded to all claims asserted by the Plaintiff's in these actions, denying all liability in these cases and is vigorously defending against Plaintiffs' alleged claims.
In all cases, the Company denies all liability and will vigorously defend the actions.
Item 4.  Mine Safety Disclosures.
Not applicable.

Information about our Executive Officers.
Our executive officers and their present positions and ages as of March 1, 2022 follows:

Name	Age	Position	Years with Company	Served as an Executive Officer Since

Patrick M. Covey	58	Chairman, President and Chief Executive Officer	30	2007

Joseph R. Paul, CPA	60	Executive Vice President, Chief Financial Officer and Assistant Secretary	16	2005

Christopher J. Bast, CPA, CTP	54	Vice President and Treasurer	8	2013

James E. Doyle	53	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	32	2014

Gregory M. Ina	50	Executive Vice President, The Davey Institute and Employee Development	26	2016

Dan A. Joy	64	Executive Vice President and Assistant to the President	45	2013

Brent R. Repenning	50	Executive Vice President, U.S. Utility and Davey Resource Group	27	2014

Erika J. Schoenberger	42	Vice President, General Counsel and Secretary	4	2018

Thea R. Sears, CPA	53	Vice President and Controller	28	2010

James F. Stief	67	Executive Vice President, U.S. Residential Operations	43	2010
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
Mr. Paul was elected Executive Vice President, Chief Financial Officer and Secretary effective March 4, 2016 and has served as Assistant Secretary since May 19, 2021. Mr. Paul previously served as Executive Vice President, Chief Financial Officer and Secretary effective March 4, 2016. Mr. Paul previously served as Chief Financial Officer and Secretary, having been appointed in March 2013. Prior to that time, he served as Vice President and Treasurer, having been appointed in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005.
Mr. Bast was elected Vice President effective September 18, 2017 having previously served as Treasurer since April 2013. Mr. Bast joined Davey Tree in March 2013 and prior to joining us, served in various management positions from 1994 to 2013 at Diebold, Incorporated, a provider of self-service delivery and security systems.

Mr. Doyle was elected Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited ("Davey Tree Limited"), effective May 21, 2014 and previously served as Vice President and General Manager, Davey Tree Limited, having been appointed in February 2012. Prior to that time, he served as Vice President and General Manager, Operations, Davey Tree Limited, having been appointed in May 2011, and Vice President, Operations, Davey Tree Limited, having been appointed in January 2006. Previously, having joined Davey Tree in 1989, Mr. Doyle held various managerial positions, including District Manager and Operations Manager.
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
Mr. Joy was elected Executive Vice President and Assistant to the President effective May 3, 2021, having previously served as Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services, effective August 15, 2014. Mr. Joy previously served as Executive Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2014. Prior to that time, he served as Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2013, and Vice President, Commercial Landscape Services, having been appointed in December 2004. Previously, having joined Davey Tree in 1976, Mr. Joy held various managerial positions, including Operations Manager, District Manager and Assistant District Manager.
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
Ms. Schoenberger was elected Assistant Secretary in September 2018, having joined the Company in August 2018 as Vice President and General Counsel. Ms. Schoenberger has served as Secretary since May 19, 2021. Prior to joining Davey Tree, Ms. Schoenberger served as General Counsel, Corporate Secretary and Senior Vice President at the Oneida Group, Inc., a global marketer of tabletop and food preparation products from September 2013 until she joined the Company. Prior to that, she was a Partner at Frost Brown Todd, LLC, a national full service law firm.
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
Mr. Stief was elected Executive Vice President, U.S. Residential Operations, effective February 12, 2012 and previously served as Vice President and General Manager, Residential/Commercial Services, since January 2010. Prior to that time, Mr. Stief served as Vice President and General Manager, South, West and Central Residential/Commercial Operations, having been appointed in January 2007, and Vice President South, West and Central Residential/Commercial Operations, having been appointed in January 1997. Previously, having joined Davey Tree in 1978, Mr. Stief held various managerial positions, including Operations Manager and District Manager. As previously announced, Mr. Stief intends to retire on or about April 29, 2022. Mr. Joseph E. Day, currently Vice President and General Manager, Western Operations, U.S. Residential/Commercial Services, has been chosen to succeed Mr. Stief upon his scheduled retirement date.
Our officers serve from the date of their election to the next organizational meeting of the Board of Directors and until their respective successors are elected.
PART II
Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, an independent stock valuation firm assists with the appraisal of the fair market value of the common shares, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in Note N). These purchases are added to our treasury stock.
The following table sets forth, for the periods indicated, the high and low common share price (in dollars) and the cash dividends declared per common share (in cents). The numbers in the following table have been adjusted for a two-for-one stock split, effected in the form of a 100% stock dividend paid on October 15, 2021 to shareholders of record at the close of business on October 1, 2021.

	Common Stock Price Range		Cash Dividends Declared (in cents)
	High	Low
Fiscal Year 2021
First quarter ended April 3, 2021	$15.00	$12.45	1.25
Second quarter ended July 3, 2021	15.00	15.00	1.50
Third quarter ended October 2, 2021	16.40	15.00	1.50
Fourth quarter ended December 31, 2021	16.40	16.40	1.75
Fiscal Year 2020
First quarter ended March 28, 2020	12.10	11.30	1.25
Second quarter ended June 27, 2020	12.10	12.10	1.25
Third quarter ended September 26, 2020	12.45	12.10	1.25
Fourth quarter ended December 31, 2020	12.45	12.45	1.25
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
Record Holders
On March 4, 2022, we had 4,480 record holders of our common shares.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2021. The numbers in the following table, as well as the number of shares authorized for repurchase, as described below, have been adjusted for a two-for-one stock split, effected in the form of a 100% stock dividend paid on October 15, 2021 to shareholders of record at the close of business on October 1, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2021
January 1 to January 30	3,162	$12.45	—	1,381,920
January 31 to February 27	340	12.45	—	1,381,920
February 28 to April 3	246,842	15.00	—	1,381,920
Total First Quarter	250,344	14.96	—

April 4 to May 1	519,438	15.00	—	1,381,920
May 2 to May 29	544,434	15.00	—	1,381,920
May 30 to July 3	505,996	15.00	353,874	1,028,046
Total Second Quarter	1,569,868	15.00	353,874

July 4 to July 31	—	16.40	—	1,028,046
August 1 to August 28	242,088	16.40	—	1,028,046
August 29 to October 2	321,708	16.40	131,418	3,896,628
Total Third Quarter	563,796	16.40	131,418

October 3 to October 30	105,832	16.40	—	3,896,628
October 31 to December 4	541,940	16.40	—	3,896,628
December 5 to December 31	228,163	16.40	50,777	3,845,851
Total Fourth Quarter	875,935	16.40	50,777

Total	3,259,943	$15.62	536,069

(1) During the year ended December 31, 2021, the Company purchased 2,723,874 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 3,845,851 remained available under the program as of December 31, 2021. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Stock Performance Graph
Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index
The following Performance Graph compares cumulative total shareholder returns (assuming an initial investment of $100 on December 31, 2016 and reinvestment of dividends) for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index (the "S&P 500 Index") and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The peer group are all publicly held companies deemed to be engaged in similar lines of business.

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company

Five-Year Cumulative Return
325
300
275
250
225
200
175
150
125
100
75
2016
2017
2018
2019
2020
2021
Davey Tree
S&P 500 Index
Peer Group

	2016	2017	2018	2019	2020	2021
Davey Tree	100	109	121	140	174	211
S&P 500 Index	100	122	116	153	181	233
Peer Group	100	123	108	126	210	240
The Performance Graph and related information above shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.  Reserved.
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in thousands, except share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. MD&A is organized as follows:
▪Overview of 2021 Results;
▪Results of Operations, including fiscal 2021 compared to fiscal 2020;
▪Liquidity and Capital Resources, including cash flow summary, contractual obligations summary, off-balance sheet arrangements, and capital resources;
▪Recent Accounting Guidance;
▪Critical Accounting Policies and Estimates; and
▪Market Risk Information, including interest rate risk and foreign currency exchange rate risk.
OVERVIEW OF 2021 RESULTS
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
Impact of COVID-19
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the year ended December 31, 2021, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear due to the inherent uncertainty surrounding COVID-19, given its continual evolution.
We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. Where possible, we have transitioned our employees to work from home. Beginning in the second quarter of 2021, we began to bring employees back to our corporate headquarters on a limited basis with increased safety protocols and in compliance with public health and government guidance and also began to lift travel restrictions in situations where necessary. we have implemented measures to ensure social distancing when providing services to our customers, including providing personal protective equipment and limiting contact within vehicles. We have also provided additional administrative leave for employees affected by COVID-19 directly or indirectly and converted our 2021 Annual Meeting of Shareholders to a virtual-only format. During 2021, we incurred expenses of $1,493 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment.
The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, any additional resurgences of cases in the United States and breakthrough infections among the fully vaccinated population, the emergence of new COVID-19 variants, the timing, acceptance, availability and effectiveness of COVID-19 vaccines (including booster vaccines), testing, and other treatments and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional restrictions will be put in place, including any applicable vaccine mandates, among other things. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on our business increases the longer the COVID-19 pandemic impacts the level of economic activity in the U.S. and globally. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn or recession that has occurred or may occur in the future.
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2021	2020	2019	2021/2020	2020/2019
Revenues	100.0%	100.0%	100.0%	7.0%	12.6%
Costs and expenses:
Operating	64.3	63.8	63.8	7.4	12.8
Selling	17.6	17.7	18.3	6.6	8.7
General and administrative	7.2	7.0	6.7	11.5	16.7
Depreciation	3.8	4.2	5.0	(1.8)	(5.9)
Amortization of intangible assets	.2	.2	.2	7.7	11.1
Gain on sale of assets, net	(.4)	(.3)	(.2)	57.9	74.3
	92.7	92.7	93.9	7.0	11.1
Income from operations	7.3	7.3	6.1	7.5	34.7
Other income (expense):
Interest expense	(.4)	(.5)	(.7)	(27.9)	(19.0)
Interest income	—	.2	—	nm	nm
Other	(.5)	(.4)	(.7)	26.4	(31.5)
Income before income taxes	6.5	6.5	4.7	6.6	56.3
Income taxes	1.7	1.8	1.1	3.5	81.7
Net income	4.8%	4.7%	3.6%	7.8%	48.4%

nm--not meaningful

Fiscal 2021 Compared to Fiscal 2020
A comparison of our fiscal year 2021 results to 2020 follows:

	Year Ended December 31,
	2021	2020	Change	% Change
Revenues	$1,378,053	$1,287,552	$90,501	7.0%
Costs and expenses:
Operating	884,232	823,297	60,935	7.4
Selling	242,453	227,392	15,061	6.6
General and administrative	99,784	89,528	10,256	11.5
Depreciation	52,927	53,888	(961)	(1.8)
Amortization of intangible assets	3,044	2,827	217	7.7
Gain on sale of assets, net	(5,653)	(3,581)	(2,072)	57.9
	1,276,787	1,193,351	83,436	7.0
Income from operations	101,266	94,201	7,065	7.5
Other income (expense):
Interest expense	(4,973)	(6,899)	1,926	(27.9)
Interest income	175	2,135	(1,960)	nm
Other	(7,021)	(5,555)	(1,466)	26.4
Income before income taxes	89,447	83,882	5,565	6.6
Income taxes	23,748	22,945	803	3.5
Net income	$65,699	$60,937	$4,762	7.8%

nm--not meaningful
Revenues--Revenues of $1,378,053 increased $90,501 compared with the $1,287,552 reported in 2020. Utility increased $25,954, or 3.5%, from the prior year. The increase was primarily attributable to additional revenues from increased work year-over-year on existing accounts, rate increases and new accounts. Residential and Commercial increased $65,309, or 12.0%, from 2020. Increases, primarily in tree surgery, plant care, grounds maintenance and consulting services, were partially offset by decreases in storm damage services. In 2020, while our Residential and Commercial Services segment work was deemed essential services in most states, we experienced temporary shutdowns or work restrictions related to COVID-19 in a few states and certain Canadian provinces.
Operating Expenses--Operating expenses of $884,232 increased $60,935 from the prior year, and as a percentage of revenues increased to 64.3% from 63.8%. Utility experienced an increase of $24,113, or 4.6%, from 2020, and as a percentage of revenues increased to 72.1% from 71.4%. Increases in fuel expense, chemical and material expense, tool and parts expense and crew expenses were partially offset by decreases in subcontractor expense, equipment expense and disposal expense. Residential and Commercial increased $38,878, or 13.9%, compared with 2020 and as a percentage of revenue increased to 52.0% from 51.2%. Increases were primarily in labor and employee benefits expense, materials expense, subcontractor expense, fuel expense and equipment expense.
Operating expenses for 2021 also included $1,493 of expenses related directly to COVID-19, including $558 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions whether from the virus itself or government imposed restrictions or closures. In 2020, the Company had $4,627 of expenses directly related to COVID-19.

Fuel costs increased in 2021 as compared with fuel costs for 2020 and impacted operating expenses within both segments. During 2021, fuel expense of $41,877 increased $9,918, or 31.0%, from the $31,959 incurred in 2020. The $9,918 increase included price increases approximating $9,913 and usage increases approximating $5.
Selling Expenses--Selling expenses of $242,453 increased $15,061 from 2020 but as a percentage of revenues decreased to 17.6% from 17.7%. Utility increased $2,113, or 2.6%, from 2020 but as a percentage of revenue decreased to 10.9% from 11.0%. Increases were primarily in wages and incentive expense, travel expense and professional services expense. Residential and Commercial increased $14,436, or 9.7%, from 2020 but as a percentage of revenue decreased to 26.8% from 27.3%. Increases were primarily in field management wages and incentive expense, office rent, travel expense and marketing expenses.
General and Administrative Expenses--General and administrative expenses of $99,784, increased $10,256 from 2020 and as a percentage of revenues increased to 7.2% from 7.0%. Increases were primarily in salary and incentive expense, travel expense, computer expense and professional service expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $55,971 decreased $744 from the prior year and as a percentage of revenues decreased to 4.1% from 4.4%. The decrease was attributable to lower capital expenditures in recent years and an increased use of operating leases for equipment.
Gain on Sale of Assets--Gain on the sale of assets of $5,653 increased $2,072 from the $3,581 recognized in 2020. The increase is the result of the sale of vehicles and equipment at a higher average gain per unit in 2021 as compared with our average gain in 2020.
Interest Expense--Interest expense of $4,973 decreased $1,926 from the $6,899 incurred in 2020. The decrease is attributable to lower average debt levels and borrowing rates necessary to fund operations and capital expenditures.
Interest Income--Interest income of $175 decreased $1,960 from the $2,135 of interest income in 2020. The decrease is attributable to interest on PG&E pre-petition receivables which was approved by the United States Bankruptcy Court and received during the third and fourth quarter of 2020.
Other, Net--Other, net of $7,021 increased $1,466 from the $5,555 experienced in 2020. Other, net, consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for 2021 were $23,748, an effective tax rate of 26.6%, compared with income taxes for 2020 of $22,945, or an effective tax rate of 27.4%. The decrease of 0.8% in the effective tax rate as compared to 2020 relates primarily to the variance in the exercise of equity awards, which were significantly greater in 2021 as compared to 2020, resulting in a larger tax benefit in 2021 and favorable discrete items related to the release of reserves for uncertain tax positions.
Net Income--Net income of $65,699 was $4,762 more than the $60,937 earned in 2020.
Fiscal 2020 Compared to Fiscal 2019
A detailed discussion of the prior year 2020 to 2019 year-over-year changes has been omitted from this Form 10-K and can be found in Part II, Item 7. Management's Discussion and Analysis, in the 2020 Annual Report on Form 10-K filed with the SEC on March 8, 2021; which specific discussion is incorporated herein by reference.

Goodwill—Impairment Tests
Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2021 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2021 that would impact this conclusion.
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
The carrying value of the recorded goodwill for all reporting units totaled approximately $55,980 at December 31, 2021. Based upon the goodwill impairment analysis conducted in the fourth quarter 2021, the determined fair value of the reporting units exceeded their carrying value by more than a significant amount.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2021 and December 31, 2020, are summarized as follows:

	2021	2020
Cash provided by (used in):
Operating activities	$75,969	$152,081
Investing activities	(87,178)	(54,928)
Financing activities	14,443	(92,059)
Effect of exchange rate changes on cash	25	107
Increase in cash	$3,259	$5,201

Net Cash Provided by Operating Activities--Operating activities in 2021 provided cash of $75,969 as compared to $152,081 provided in 2020. The $76,112 net decrease was primarily attributable to (i) an increase of $3,088 in the change in self-insurance accruals, (ii) a $78,926 difference in the change in accounts payable and accrued expenses, and (iii) a $3,487 increase in the change in accounts receivable.
Overall, accounts receivable increased $24,853 in 2021 as compared to the increase of $21,366 experienced in 2020. The increase in 2021 was attributable to the timing of payments from Utility segment customers. With respect to the change in accounts receivable arising from business levels, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of 2021 increased by five days to 72 days, as compared to 2020. The DSO at December 31, 2020 was 67 days. We use DSO to monitor trends in customer payment patterns and collection efforts.
Accounts payable and accrued expenses decreased $26,349 in 2021, a $78,926 change from the increase of $52,577 experienced in 2020. The change was primarily attributable to decreases in payroll taxes payable, income taxes payables, and employee compensation accruals. The decrease in payroll taxes payable was attributable to the deferral of $23,023 for certain federal payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in 2020 and the partial repayment of $10,453 of those payroll taxes in 2021. Income taxes payable was impacted by the increase in net income and the timing of estimated payments. Employee compensation accruals increased by a greater amount in 2020 than in 2021.
Self-insurance accruals increased $16,685 in 2021, a change of $3,088 compared to the increase of $13,597 experienced in 2020. The increase occurred within our workers compensation and general liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.
Net Cash Used in Investing Activities--Investing activities used $87,178 in cash, $32,250 more than the $54,928 used in 2020. The increase was primarily attributable to an increase in expenditures for equipment, land and building and business acquisitions.
Net Cash Used in Financing Activities--Financing activities provided $14,443 in cash in 2021, $106,502 more than the $92,059 of cash used in 2020. Our borrowing on our revolving credit facility was $46,119 in 2021 as compared with the $62,000 paid during 2020. We use the revolving credit facility primarily for capital expenditures and payments of notes payable, primarily related to acquisitions. Proceeds from notes payable totaled $235,083 and payments of notes payable totaled $235,087 during 2021. Purchases of common shares for treasury of $50,946 were partially offset by net cash received of $25,520 from the sale of common shares. Dividends paid during 2021 totaled $2,898.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $11,814 and $8,206 in 2021 and 2020, respectively. Purchases of common shares, other than redeemable common shares, approximated $39,132 and $30,873 in 2021 and 2020, respectively.
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement.
As of December 31, 2021, we had unused commitments under the revolving credit facility approximating $275,291 and $49,709 committed, which consisted of $46,832 borrowings and issued letters of credit of $2,877. Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
As of December 31, 2021, we were in compliance with all financial covenants under the revolving credit facility.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the "Note Purchase and Shelf Agreement") between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in September 2021. Among other things, the amendment increased the total facility limit to $150,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to September 2024. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2021 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $150,000. As the Company has previously issued notes in an aggregate amount of $75,000 under the Note Purchase and Shelf Agreement, it now has capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement (the "Shelf Notes") in an aggregate amount of up to $75,000.
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
As of December 31, 2021, we were in compliance with all financial covenants contained in our senior notes.

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
The AR Securitization program has a limit of $100,000, of which $83,355 was issued for LCs as of both December 31, 2021 and December 31, 2020.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2021--to the bank in exchange for the bank issuing LCs.
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

Contractual Obligations Summary
The following is a summary of our long-term contractual obligations, at December 31, 2021, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2022	2023	2024	2025	2026	Thereafter
Senior unsecured notes	$89,975	$2,995	$2,995	$17,995	$17,396	$16,797	$31,797
Term loans	25,536	23,066	1,608	862	—	—	—
Financing lease obligations	11,674	2,661	2,451	2,330	1,811	1,602	819
Operating lease obligations	90,078	30,313	22,979	16,084	11,182	4,590	4,930
Self-insurance accruals	125,966	48,867	28,728	16,462	9,744	5,604	16,561
Purchase obligations	27,290	27,290	—	—	—	—	—
Other liabilities	11,583	1,347	2,444	2,975	1,879	1,078	1,860
	$428,934	$136,539	$61,205	$56,708	$42,012	$76,503	$55,967
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2021. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2021, have not been included in the summary above. Noncurrent deferred taxes are also not included in the summary.
As of December 31, 2021, total commitments related to issued letters of credit were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,130 were issued under short-term lines of credit. As of December 31, 2020, total commitments related to issued letters of credit were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,010 were issued under short-term lines of credit.
Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2022 through 2026. We intend to renew the performance bonds where appropriate and as necessary.
There are no "off-balance sheet arrangements" as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.
Capital Resources
Cash generated from operations and our revolving credit facility are our primary sources of capital.
Cash of $19,460 as of December 31, 2021 included $17,442 in the U.S. and $2,018 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate any portion of our 2021 Canadian earnings to satisfy our 2022 U.S. based cash flow needs.
Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2021, we had working capital of $127,279, unused short-term lines of credit approximating $9,051, and $275,291 available under our revolving credit facility.
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
Stock Valuation--On March 15, 1979, we consummated a plan, which transferred control of the Company to our employees. The Employee Stock Ownership Plan ("ESOP"), in conjunction with the related Employee Stock Ownership Trust ("ESOT"), provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the ESOT. Annual allocations of shares have been made to individual accounts established for the benefit of the participants. Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP.
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

The following table provides information, as of December 31, 2021, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2021.

	Expected Maturity Date							Fair Value December 31, 2021
	2022	2023	2024	2025	2026	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$22,809	$1,477	$15,896	$15,000	$15,000	$30,000	$100,182	$103,673
Average interest rate	1.9%	4.3%	4.0%	4.0%	4.0%	4.0%
Variable rate	$—	$—	$—	$—	$46,832	$—	$46,832	$46,832
Average interest rate	—%	—%	—%	—%	1.0%	—%
The interest rate on the variable-rate debt, as of December 31, 2021, was 1.0%.
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
For the year ended December 31, 2021, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The information set forth in "Market Risk Information" under Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
Our consolidated financial statements are attached hereto and listed on page F-1 of this annual report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2021, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this report.

/s/ Patrick M. Covey	/s/ Joseph R. Paul	/s/ Thea R. Sears
Patrick M. Covey Chairman, President and Chief Executive Officer	Joseph R. Paul Executive Vice President, Chief Financial Officer and Assistant Secretary	Thea R. Sears Vice President and Controller
Kent, Ohio
March 11, 2022
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service and process efficiencies through the implementation of SAP S/4Hana, a cloud-based Enterprise Resource Planning system. The initial phase to implement the human resource and payroll process was deployed during the fourth quarter of 2021. Additional phases will continue over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout the development and deployment of each phase. With the exception of the human resource and payroll process phase implementation described, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will continue to evaluate additional deployments.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Davey Tree Expert Company (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 11, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 11, 2022

Item 9B.  Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Information about our executive officers is included in the section "Information about our Executive Officers," pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.
Information about our directors will be included in the sections "Proposal One-Election of Directors" and "Corporate Governance-Board Independence" of our 2022 Proxy Statement, which is incorporated into this report by reference.
Information about our audit committee and our audit committee financial expert will be included in the sections "Corporate Governance-Audit Committee" and "Corporate Governance-Committees of the Board of Directors" of our 2022 Proxy Statement, which are incorporated into this report by reference.
Information required by Item 405 of Regulation S-K will be included in the section "Ownership of Common Shares-Delinquent Section 16(a) Reports" of our 2022 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Corporate Governance-Shareholder Nominations for Director," which is incorporated into this report by reference.
We have adopted a Code of Ethics for Financial Matters that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. That Code is available on our website or upon request, as described in this report in Item 1. "Business - Access to Company Information." We intend to disclose, on our website at www.davey.com, any amendments to, or waiver of, any provision of that Code that would otherwise be required to be disclosed under the rules of the SEC.
Item 11.  Executive Compensation.
Information about executive and director compensation will be included in the sections "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Named Executive Officers," "2021 Director Compensation", and "Corporate Governance-Compensation Committee Interlocks and Insider Participation" of our 2022 Proxy Statement, which are incorporated into this report by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about ownership of our common shares by certain persons will be included in the section "Ownership of Common Shares" of our 2022 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans will be included in the section "Compensation of Named Executive Officers-Equity Compensation Plan Information" of our 2022 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information about certain transactions between us and our affiliates and certain other persons and the independence of directors will be included in the sections "Corporate Governance-Board Independence" and "Corporate Governance-Transactions with Related Persons, Promoters and Certain Control Persons" of our 2022 Proxy Statement, which are incorporated into this report by reference.
Item 14.  Principal Accountant Fees and Services.
Information about our principal accountant’s fees and services is in the section "Proposal 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm-Fees and Other Matters" of our 2022 Proxy Statement, which is incorporated into this report by reference.
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

3.2
Certificate of Amendment to the 2017 Amended Articles of Incorporation, dated as of September 20, 2021 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

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

10.2
Fourth Amended and Restated Credit Agreement, dated as of August 18, 2021, by and among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and PNC Bank, National Association and Wells Fargo Bank, N.A., as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2021.

10.3 *	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.4 *	401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

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

10.11 *
Management Incentive Compensation Plan, as last amended as of December 7, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2017).

10.12
Receivables Financing Agreement, dated May 9, 2016, among The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association, and PNC Capital Markets LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.13
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

10.18
Receivables Financing Agreement Amendment No. 6, dated April 23, 2019, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.19
Receivables Financing Agreement Amendment No. 7, dated May 21, 2019, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2019).

10.20
Receivables Financing Receivables Financing Agreement Amendment No. 8, dated May 19, 2020, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020.

10.21
Receivables Financing Agreement Amendment No. 9, dated May 18, 2021, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2021).

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

10.25
Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated September 20, 2021, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

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

10.28 *
The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

10.29 *
First Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

10.30 *
Second Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

10.31 *
Third Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

10.32 *
Fourth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

10.33 *
Fifth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

10.34 *
Sixth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

Exhibit No.	Description

10.35 *
Seventh Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.8 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

10.36 *
Eighth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.9 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

10.37 *
Ninth Amendment to The Davey 401KSOP and ESOP (January 1, 2015 Restatement) (Incorporated by reference to Exhibit 99.10 to the Registrant’s Registration Statement on Form S-8 (File No. 333-259875) filed with the Securities and Exchange Commission on September 29, 2021).

10.38*
Amendment to The Davey Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2022).

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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

* Management contracts or compensatory plans or arrangements.

The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2022.

THE DAVEY TREE EXPERT COMPANY

/s/ Patrick M. Covey
Patrick M. Covey Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2022.

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

/s/ Thomas A. Haught
Thomas A. Haught Director

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS SCHEDULES
YEAR ENDED DECEMBER 31, 2021
THE DAVEY TREE EXPERT COMPANY
KENT, OHIO

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statements Schedules
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Self-Insurance Accruals — Refer to Notes B and J to the financial statements
Critical Audit Matter Description
The Company is generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability, and general liability claims. The Company uses commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Self-insurance accruals consist of the projected settlement value of reported and unreported claims. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience. Self-insurance accruals as of December 31, 2021, were $126 million.
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
Given the degree of subjectivity related to estimating self-insurance losses and liabilities, auditing these accruals required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self-insurance accruals were appropriately recorded as of December 31, 2021.

List of Financial Statements and Financial Statements Schedules
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
March 11, 2022

We have served as the Company's auditor since 2018.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$19,460	$16,201
Accounts receivable, net	278,280	252,921
Operating supplies	12,662	10,206
Prepaid expenses	30,911	24,956
Other current assets	6,942	778
Total current assets	348,255	305,062
Property and equipment, net	227,985	204,717
Right-of-use assets - operating leases	86,423	55,893
Other assets	42,665	29,756
Intangible assets, net	11,633	11,670
Goodwill	55,980	48,256
Total assets	$772,941	$655,354

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease liabilities and short-term debt	$25,268	$21,813
Current portion of operating lease liabilities	28,682	19,124
Accounts payable	43,021	42,787
Accrued expenses	75,138	98,441
Self-insurance accruals	48,867	37,707
Total current liabilities	220,976	219,872
Long-term debt	48,552	2,101
Senior unsecured notes	74,979	74,967
Lease liabilities - finance leases	8,646	6,479
Lease liabilities - operating leases	57,335	36,612
Self-insurance accruals	77,099	71,573
Other liabilities	11,583	10,689
Total liabilities	499,170	422,293
Commitments and contingencies (Note V)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP): 9,392 and 10,226 shares at redemption value as of December 31, 2021 and 2020*	169,931	153,387

Common shareholders' equity:*
Common shares, $0.50 par value, per share; 96,000 shares authorized; 76,436 and 75,602 shares issued and outstanding before deducting treasury shares and which excludes 9,392 and 10,226 shares subject to redemption as of December 31, 2021 and 2020	38,379	37,801
Additional paid-in capital	135,897	110,069
Retained earnings	239,979	206,711
Accumulated other comprehensive loss	(4,173)	(4,547)
	410,082	350,034
Less: Cost of Common shares held in treasury; 41,325 shares in 2021 and 40,187 in 2020	306,242	270,360
Total common shareholders' equity	103,840	79,674
Total liabilities and shareholders' equity	$772,941	$655,354

* Prior period has been adjusted for the two-for-one stock split effected in October 2021.

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues	$1,378,053	$1,287,552	$1,143,720
Costs and expenses:
Operating	884,232	823,297	730,096
Selling	242,453	227,392	209,148
General and administrative	99,784	89,528	76,738
Depreciation	52,927	53,888	57,292
Amortization of intangible assets	3,044	2,827	2,545
Gain on sale of assets, net	(5,653)	(3,581)	(2,055)
	1,276,787	1,193,351	1,073,764
Income from operations	101,266	94,201	69,956
Other income (expense):
Interest expense	(4,973)	(6,899)	(8,514)
Interest income	175	2,135	348
Other	(7,021)	(5,555)	(8,112)

Income before income taxes	89,447	83,882	53,678
Income taxes	23,748	22,945	12,628

Net income	$65,699	$60,937	$41,050

Share data:*
Earnings per share--basic	$1.46	$1.39	$.90

Earnings per share--diluted	$1.38	$1.32	$.86

Weighted-average shares outstanding:*
Basic	45,081	43,964	45,813

Diluted	47,590	46,066	47,956

* Prior periods have been adjusted for the two-for-one stock split effected in October 2021.

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$65,699	$60,937	$41,050
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains/(losses)	84	895	1,186
Defined benefit pension plans:
Net gain (loss) arising during the year	141	(152)	(147)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial (gain) loss	102	66	(1,456)
Prior service cost	47	47	48
	149	113	(1,408)
Defined benefit pension plan adjustments	290	(39)	(1,555)

Total other comprehensive income (loss), net of tax	374	856	(369)

Comprehensive income	$66,073	$61,793	$40,681

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2019	$37,272	$82,623	$6,799	$155,160	$(5,034)	$(235,042)	$(729)	$41,049
Net income	—	—	—	41,050	—	—	—	41,050
Change in 401KSOP and ESOP related shares	495	10,180	—	(16,182)	—	—	—	(5,507)
Shares sold to employees	—	5,604	—	—	—	8,948	—	14,552
Options exercised	—	(1,850)	—	—	—	3,638	—	1,788
Subscription shares	—	(1,988)	(6,799)	—	—	10,508	729	2,450
Stock-based compensation	—	1,797	—	—	—	—	—	1,797
Dividends, $.05 per share*	—	—	—	(2,317)	—	—	—	(2,317)
Currency translation adjustments	—	—	—	—	1,186	—	—	1,186
Defined benefit pension plans	—	—	—	—	(1,555)	—	—	(1,555)
Shares purchased	—	—	—	—	—	(34,647)	—	(34,647)
Balances at December 31, 2019	$37,767	$96,366	$—	$177,711	$(5,403)	$(246,595)	$—	$59,846
Net income	—	—	—	60,937	—	—	—	60,937
Change in 401KSOP and ESOP related shares	34	801	—	(29,666)	—	—	—	(28,831)
Shares sold to employees	—	10,973	—	—	—	12,334	—	23,307
Options exercised	—	(461)	—	—	—	2,980	—	2,519
Stock-based compensation	—	2,390	—	—	—	—	—	2,390
Dividends, $.05 per share*	—	—	—	(2,271)	—	—	—	(2,271)
Currency translation adjustments	—	—	—	—	895	—	—	895
Defined benefit pension plans	—	—	—	—	(39)	—	—	(39)
Shares purchased	—	—	—	—	—	(39,079)	—	(39,079)
Balances at December 31, 2020	$37,801	$110,069	$—	$206,711	$(4,547)	$(270,360)	$—	$79,674
Net income	—	—	—	65,699	—	—	—	65,699
Change in 401KSOP and ESOP related shares	578	12,405	—	(29,533)	—	—	—	(16,550)
Shares sold to employees	—	10,899	—	—	—	10,291	—	21,190
Options exercised	—	(443)	—	—	—	4,773	—	4,330
Stock-based compensation	—	2,967	—	—	—	—	—	2,967
Dividends, $.06 per share*	—	—	—	(2,898)	—	—	—	(2,898)
Currency translation adjustments	—	—	—	—	84	—	—	84
Defined benefit pension plans	—	—	—	—	290	—	—	290
Shares purchased	—	—	—	—	—	(50,946)	—	(50,946)
Balances at December 31, 2021	$38,379	$135,897	$—	$239,979	$(4,173)	$(306,242)	$—	$103,840

* Per share amounts adjusted for the two-for-one stock split effected in October 2021.

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$65,699	$60,937	$41,050
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation	52,927	53,888	57,292
Amortization	3,044	2,827	2,545
Gain on sale of assets	(5,653)	(3,581)	(2,055)
Deferred income taxes	(1,652)	(5,358)	1,398
Other	4,091	(29)	2,860
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(24,853)	(21,366)	(32,573)
Accounts payable and accrued expenses	(26,349)	52,577	7,188
Self-insurance accruals	16,685	13,597	8,791
Other assets, net	(7,970)	(1,411)	(3,143)
	10,270	91,144	42,303
Net cash provided by operating activities	75,969	152,081	83,353
Investing activities
Capital expenditures:
Equipment	(50,929)	(46,407)	(52,841)
Land and buildings	(16,599)	(5,243)	(5,514)
Purchases of businesses, net of cash acquired and debt incurred	(11,725)	(8,065)	(8,529)
Proceeds from sales of property and equipment	6,955	4,787	3,562
Purchases of marketable securities	(14,888)	—	—
Proceeds from sale of marketable securities	8	—	—
Net cash used in investing activities	(87,178)	(54,928)	(63,322)
Financing activities
Revolving credit facility borrowings	420,443	596,500	469,500
Revolving credit facility payments	(374,324)	(658,500)	(501,000)
Proceeds from notes payable	235,083	269,445	114,140
Payments of notes payable	(235,087)	(281,985)	(95,007)
Payments of financing leases	(3,348)	(1,996)	(1,282)
Purchases of common shares for treasury	(50,946)	(39,079)	(34,647)
Sales of common shares from treasury	25,520	25,827	18,060
Cash received on common-share subscriptions	—	—	729
Dividends	(2,898)	(2,271)	(2,317)
Net cash provided by (used in) financing activities	14,443	(92,059)	(31,824)
Effect of exchange rate changes on cash	25	107	132
Increase (Decrease) in cash	3,259	5,201	(11,661)
Cash, beginning of year	16,201	11,000	22,661
Cash, end of year	$19,460	$16,201	$11,000

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
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
When we refer to "we," "us," "our," "Davey Tree," and the "Company," we mean The Davey Tree Expert Company, unless the context indicates otherwise.
B.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of Davey Tree and our wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") as codified in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Intercompany accounts and transactions have been eliminated in consolidation.
Common Stock Split--On September 17, 2021 our board of directors approved and declared a two-for-one stock split in the form of a stock dividend, pursuant to which each of our shareholders of record at the close of business on October 1, 2021 received one additional common share for each then-held common share, which was paid on October 15, 2021. On September 20, 2021, in connection with the stock split, the Company filed a Certificate of Amendment to its 2017 Amended Articles of Incorporation with the Secretary of State of the State of Ohio, which became effective upon filing and (1) proportionately increased the authorized number of common shares from 48,000,000 to 96,000,000 and (2) proportionately decreased the par value of the issued and unissued common shares from $1.00 per share to $.50 per share.
We have given retroactive consideration to the two-for-one stock split of our common shares effected in October 2021, including all common share and per share data.
Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Estimates are used for, but not limited to, accounts

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
receivable valuation, depreciable lives of fixed assets, long-lived asset valuation, self-insurance accruals, stock valuation and revenue recognition. Actual results could differ from those estimates.
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for our fiscal year, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain due to its continual evolution, such as resurgences in cases and the emergence of new strains of COVID-19, and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional measures will be put in place, among other things.
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
Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Our annual impairment assessment date has been designated as the first day of our fourth fiscal quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2021 or

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2021 that would impact this conclusion.
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
December 31, 2021
(In thousands, except share data)
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
Concentration of Credit Risk--Credit risk represents the accounting loss that would be recognized if the counterparties failed to perform as contracted. The principal financial instruments subject to credit risk are as follows:
Cash--To limit our exposure, we transact our business and maintain banking relationships with high credit-quality financial institutions.
Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 13% of revenues during 2021, 17% in 2020 and 12% in 2019. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
C.    Recent Accounting Guidance
Accounting Standard Adopted in 2021
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
D.    Business Combinations
Our investments in businesses were: (a) $18,399 in 2021, including liabilities assumed of $3,713 and debt issued of $2,961; (b) $11,150 in 2020, including liabilities assumed of $613 and debt issued of $2,472; and (c) $12,620 in 2019, including $1,479 of liabilities assumed and debt issued of $2,612.
The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. The purchase price allocations may be revised as a we finalize the fair value of the assets acquired and liabilities assumed.
The Company’s intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships intangible assets were assigned an average 6-year useful life, and the non-competition agreements were assigned an average 5-year useful life.
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $7,723 in 2021 ($2,228 of which is deductible for tax purposes), $5,635 in 2020 (5,635 of which is deductible for tax purposes) and $4,174 in 2019 ($1,610 of which is deductible for tax purposes).
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2021, 2020 and 2019 was not significant.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
E.    Accounts Receivable, Net and Supplemental Balance Sheet Information
Accounts receivable, net, consisted of the following:

	December 31,
Accounts receivable, net	2021	2020
Accounts receivable	$215,336	$214,887
Unbilled receivables (1)	65,957	42,251
	281,293	257,138
Less allowances for credit losses	3,013	4,217
Total	$278,280	$252,921
(1) Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprised the amounts included in the balance sheets:

	December 31,
Other current assets	2021	2020
Refundable income taxes	$1,346	$—
Assets invested for self-insurance	4,250	—
Other	1,346	778
Total	$6,942	$778

	December 31,
Property and equipment, net	2021	2020
Land and land improvements	$22,129	$19,731
Buildings and leasehold improvements	63,933	49,460
Equipment	646,552	623,847
	732,614	693,038
Less accumulated depreciation	504,629	488,321
Total	$227,985	$204,717

	December 31,
Other assets, noncurrent	2021	2020
Assets invested for self-insurance	$25,401	$19,359
Investment--cost-method affiliate	1,258	1,258
Deferred income taxes	4,937	4,167
Cloud computing arrangements	6,530	—
Other	4,539	4,972
Total	$42,665	$29,756

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)

	December 31,
Accrued expenses	2021	2020
Employee compensation	$37,828	$36,108
Accrued compensated absences	11,007	14,534
Self-insured medical claims	2,891	2,065
Customer advances, deposits	4,009	2,067
Income taxes payable	145	6,926
Taxes, other than income	13,789	30,354
Other	5,469	6,387
Total	$75,138	$98,441

	December 31,
Other liabilities, noncurrent	2021	2020
Pension and retirement plans	$8,713	$7,365
Other	2,870	3,324
Total	$11,583	$10,689
F.    Supplemental Cash Flow Information
Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2021	2020	2019
Interest paid	$4,929	$7,159	$8,463
Income taxes paid, net	34,094	27,494	5,758
Noncash transactions:
Debt issued for purchases of businesses	$2,961	$2,472	$2,612
Detail of acquisitions:
Assets acquired:
Cash	$292	$—	$3
Accounts receivable	509	10	2,332
Operating supplies	1,044	22	84
Prepaid expense	203	6	27
Equipment	4,049	1,932	1,837
Other assets	1,574	—	96
Intangible assets	3,005	3,545	4,067
Goodwill	7,723	5,635	4,174
Liabilities assumed	(3,713)	(613)	(1,479)
Debt issued for purchases of businesses	(2,961)	(2,472)	(2,612)
Cash paid	$11,725	$8,065	$8,529

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)

G.    Marketable Securities

The following table summarizes available-for-sale debt securities held at December 31, 2021 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2021
Fixed maturity:
United States Government and agency securities	$3,244	$11	$(25)	$3,230
Corporate notes and bonds	174	2	—	176
Total available for sale debt securities	$3,418	$13	$(25)	$3,406
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other assets totaling $3,406 at December 31, 2021. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
As of December 31, 2021 we held approximately $11,386 in marketable equity securities. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at December 31, 2021 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$—	$—
One year through five years	1,807	1,802
Six years through ten years	193	195
After ten years	1,418	1,409
Total	$3,418	$3,406

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
H.    Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2021		December 31, 2020
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	4.0	years	$32,294	$24,090	$30,402	$22,040
Employment-related	2.7	years	9,946	8,301	9,320	7,755
Tradenames	3.9	years	8,426	6,642	7,938	6,195
Amortized intangible assets			50,666	$39,033	47,660	$35,990
Less accumulated amortization			39,033		35,990
Intangible assets, net			$11,633		$11,670

Goodwill			$55,980		$48,256
The changes in the carrying amounts of goodwill, by segment, for the years ended December 31, 2021 and December 31, 2020 were as follows:

	Balance at January 1, 2021	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2021
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	43,345	7,723	1	51,069
Total	$48,256	$7,723	$1	$55,980

	Balance at January 1, 2020	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2020
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	37,374	5,635	336	43,345
Total	$42,285	$5,635	$336	$48,256
Future aggregate amortization expense of intangible assets--The aggregate amortization expense of intangible assets, as of December 31, 2021, in each of the next five years was as follows:

Future Amortization Expense
Year ending December 31, 2022	$3,030
2023	2,860
2024	2,538
2025	1,755
2026	915
Thereafter	535
$11,633

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
I.    Short and Long-Term Debt and Commitments Related to Letters of Credit
Short-term debt consisted of the following:

	December 31,
	2021	2020
Current portion of long-term debt	$22,809	$19,540
Current portion of finance leases	2,459	2,273
	$25,268	$21,813
We have short-term lines of credit with several banks totaling $11,181. At December 31, 2021, we had $9,051 available under the lines of credit and $2,130 committed through issued letters of credit, Borrowings outstanding generally bear interest at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%.
Long-term debt consisted of the following:

	December 31,
	2021	2020
Revolving credit facility
Swing-line borrowings	$16,832	$—
LIBOR borrowings	30,000	—
	46,832	—
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
Term loans	25,182	21,864
	147,014	96,864
Less debt issuance costs	674	256
Less current portion	22,809	19,540
	$123,531	$77,068
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement.
As of December 31, 2021, we had unused commitments under the revolving credit facility approximating $275,291 and $49,709 committed, which consisted of $46,832 borrowings and issued letters of credit of $2,877. Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) LIBOR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the "Note Purchase and Shelf Agreement") between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in September 2021. Among other things, the amendment increased the total facility limit to $150,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to September 2024. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2021 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $150,000. As the Company has previously issued notes in an aggregate amount of $75,000 under the Note Purchase and Shelf Agreement, it now has capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement (the "Shelf Notes") in an aggregate amount of up to $75,000.
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
Term Loans, Weighted-Average Interest Rate--The weighted-average interest rate on the term loans approximated 2.22% at December 31, 2021 and 3.89% at December 31, 2020.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2021 were as follows: 2022--$22,809; 2023--$1,477; 2024--$15,896; 2025--$15,000; 2026--$61,832; and thereafter $30,000.
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
December 31, 2021
(In thousands, except share data)
extending the termination date, the amendment included a change to the letter of credit ("LC") issuance fee payable under the terms of the agreement.
The AR Securitization program has a limit of $100,000, of which $83,355 was issued for LCs as of both December 31, 2021 and December 31, 2020.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2021--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum (1% prior to the May 2021 amendment) on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to a reserve-adjusted LIBOR or, in certain circumstances, a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50% and, following any default, 2.00% plus the greater of (a) adjusted LIBOR and (b) a base rate equal to the higher of (i) the bank’s prime rate and (ii) the federal funds rate plus .50%.
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
Total Commitments Related to Issued Letters of Credit--As of December 31, 2021, total commitments related to issued LCs were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program and $2,130 were issued under short-term lines of credit. As of December 31, 2020, total commitments related to issued letters of credit were $88,242, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program and $2,010 were issued under short-term lines of credit.
As of December 31, 2021, we were in compliance with all debt covenants.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
J.    Self-Insurance Accruals
Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability were as follows:

	December 31,
	2021	2020
Workers' compensation	$58,187	$52,060
Vehicle liability	12,966	10,046
General liability	54,813	47,174
Total	125,966	109,280
Less current portion	48,867	37,707
Noncurrent portion	$77,099	$71,573
The changes in our self-insurance accruals are summarized in the table below.

	December 31,
	2021	2020
Balance, beginning of year	$109,280	$95,683
Provision for claims	57,498	51,988
Payment of claims	(40,812)	(38,391)
Balance, end of year	$125,966	$109,280
K.    Leases
We lease certain office and parking facilities, warehouse space, equipment, vehicles and information technology equipment under operating leases and finance leases. Lease expense for these leases is recognized within the Consolidated Statements of Operations on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The following table summarizes the amounts recognized in our Consolidated Balance Sheet related to leases:

	Consolidated Balance Sheet Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets - operating leases	$86,423	$55,893
Finance lease assets	Property and equipment, net	11,592	8,788
Total lease assets		$98,015	$64,681
Liabilities
Current operating lease liabilities	Current portion of operating lease liabilities	$28,682	$19,124
Non-current operating lease liabilities	Lease liabilities - operating leases	57,335	36,612
Total operating lease liabilities		86,017	55,736
Current portion of finance lease liabilities	Current portion of long-term debt, finance lease liabilities and short-term debt	2,459	2,273
Non-current finance lease liabilities	Lease liabilities - finance leases	8,646	6,479
Total finance lease liabilities		11,105	8,752
Total lease liabilities		$97,122	$64,488

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
The components of lease cost recognized within our Consolidated Statement of Operations were as follows:

		Year Ended
	Consolidated Statement of Operations Classification	December 31, 2021	December 31, 2020

Operating lease cost	Operating expense	$18,557	$11,349
Operating lease cost	Selling expense	10,384	9,572
Operating lease cost	General and administrative expense	1,153	1,115
Finance lease cost:
Amortization of right-of-use assets	Depreciation	2,803	2,015
Interest expense on lease liabilities	Interest expense	192	148
Other lease cost (1)	Operating expense	3,984	5,357
Other lease cost (1)	Selling expense	1,352	1,351
Other lease cost (1)	General and administrative expense	23	52
Total lease cost		$38,448	$30,959

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
The table below summarizes the weighted average remaining lease term as of December 31, 2021.

Operating leases	3.9 years
Finance leases	5.0 years
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of December 31, 2021.

Operating leases	2.39%
Finance leases	2.09%

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
Supplemental Cash Flow Information Related to Leases

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(30,410)	$(21,786)
Operating cash flows from finance leases	(192)	(148)
Financing cash flows from finance leases	(3,348)	(1,996)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	59,863	36,653
Finance leases	5,790	7,664
Maturity Analysis of Lease Liabilities

	As of December 31, 2021
	Operating Leases	Finance Leases
Year ending December 31, 2022	$30,313	$2,661
2023	22,979	2,451
2024	16,084	2,330
2025	11,182	1,811
2026	4,590	1,602
Thereafter	4,930	819
Total lease payments	90,078	11,674
Less interest	4,061	569
Total	$86,017	$11,105
L.    Common Shares, Redeemable Common Shares and Preferred Shares
As further described in note B, we have given retroactive consideration to the two-for-one stock split of our common shares effected in October 2021 including all common share and per share data.
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued as of December 31, 2021.

Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2021 was as follows: 2021--9,391,790; 2020--10,225,768; and 2019--10,293,764.
Common Shares--The number of common shares authorized is 96,000,000, par value $0.50. The number of common shares issued during each of the three years in the period ended December 31, 2021 was as follows: 2021--76,435,752; 2020--75,601,752; and

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
2019--75,533,756. The number of shares in the treasury for each of the three years in the period ended December 31, 2021 was as follows: 2021--41,325,298; 2020--40,187,216; and 2019--39,473,914.
Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm determines the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N). During 2021, purchases of common shares, both redeemable and common, totaled 3,259,943 shares for $50,946 in cash; we also had direct sales to directors and employees of 178,245 shares for $2,667, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 190,465 shares to our 401(k) plan for $2,919 and issued 409,018 shares to participant accounts to satisfy our liability for the 2020 and 2021 employer match in the amount of $6,304. The liability accrued at December 31, 2021 for the 2021 employer match was $2,100. There were also 696,725 shares purchased during 2021 under the Employee Stock Purchase Plan.
Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding, December 31, 2019	36,059,842	10,293,764	46,353,606
Shares purchased	(2,152,056)	(1,043,802)	(3,195,858)
Shares sold	1,046,288	975,806	2,022,094
Options exercised	460,462	—	460,462
Shares outstanding, December 31, 2020	35,414,536	10,225,768	45,640,304
Shares purchased	(1,906,714)	(1,353,229)	(3,259,943)
Shares sold	955,202	519,251	1,474,453
Options exercised	647,408	—	647,408
Shares outstanding, December 31, 2021	35,110,432	9,391,790	44,502,222
On December 31, 2021, we had 44,502,222 common shares outstanding and employee options exercisable to purchase 1,738,725 common shares.
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
December 31, 2021
(In thousands, except share data)
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
December 31, 2021
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
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(5,819)	$785	$(5,034)
Unrealized gains (losses)	1,186	—	1,186
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,551)	(1,551)
Tax effect	—	143	143
Unrecognized amounts from defined benefit pension plans	—	(323)	(323)
Tax effect	—	176	176
Net of tax amount	1,186	(1,555)	(369)
Balance at December 31, 2019	$(4,633)	$(770)	$(5,403)
Unrealized gains (losses)	895	—	895
Amounts reclassified from accumulated other comprehensive income (loss)	—	152	152
Tax effect	—	(39)	(39)
Unrecognized amounts from defined benefit pension plans	—	(259)	(259)
Tax effect	—	107	107
Net of tax amount	895	(39)	856
Balance at December 31, 2020	$(3,738)	$(809)	$(4,547)
Unrealized gains (losses)	84	—	84
Amounts reclassified from accumulated other comprehensive income (loss)	—	201	201
Tax effect	—	(52)	(52)
Unrecognized amounts from defined benefit pension plans	—	110	110
Tax effect	—	31	31
Net of tax amount	84	290	374
Balance at December 31, 2021	$(3,654)	$(519)	$(4,173)
The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2021, 2020 and 2019 are included in net periodic pension expense classified in the statement of operations as general and administrative expense or other income (expense).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
N.    The Davey 401KSOP and Employee Stock Ownership Plan
On March 15, 1979, we consummated a plan, which transferred control of the Company to our employees. As a part of this plan, we initially sold 120,000 common shares (presently, 46,080,000 common shares adjusted for stock splits) to our Employee Stock Ownership Trust ("ESOT") for $2,700. The Employee Stock Ownership Plan ("ESOP"), in conjunction with the related ESOT, provided for the grant to certain employees of certain ownership rights in, but not possession of, the common shares held by the trustee of the ESOT. Annual allocations of shares have been made to individual accounts established for the benefit of the participants.
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP Plan. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a "401(k) plan") feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2020, we amended the 401(k) plan to be a safe harbor 401K plan. Under the amendment, the Company made changes to the hardship provisions and will make quarterly contributions in cash or our common shares equal to, 100% of the first three percent and 50% of the next two percent of each participant's before-tax contributions, subject to IRS limitations, which will be fully vested. This represents a potential maximum contribution of four percent. All nonbargaining domestic employees who attained 21 years of age and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a "participant"). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $1,279 and $3,298 as of December 31, 2021 and December 31, 2020, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $168,652 and $150,089 as of December 31, 2021 and December 31, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $169,931 and $153,387 as of December 31, 2021 and December 31, 2020, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.
Total compensation for these plans, consisting primarily of the employer match, was $8,485 in 2021, $7,687 in 2020, and $4,600 in 2019.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
O.    Stock-Based Compensation
As further described in note B, we have given retroactive consideration to the two-for-one stock split of our common shares effected in October 2021 including all common share and per share data.
Our shareholders approved the 2014 Omnibus Stock Plan (the "2014 Stock Plan") at our annual meeting of shareholders on May 20, 2014. The 2014 Stock Plan replaced the expired 2004 Omnibus Stock Plan (the "2004 plan") previously approved by the shareholders in 2004. The 2014 Stock Plan is administered by the Compensation Committee of the Board of Directors and has a term of ten years. All directors of the Company and employees of the Company and its subsidiaries are eligible to participate in the 2014 Stock Plan. The 2014 Stock Plan (similar to the 2004 plan) continues the maintenance of the Employee Stock Purchase Plan, as well as provisions for the grant of stock options and other stock-based incentives. The 2014 Stock Plan provides for the grant of five percent of the number of the Company’s common shares outstanding as of the first day of each fiscal year plus the number of common shares that were available for grant of awards, but not granted, in prior years. In no event, however, may the number of common shares available for the grant of awards in any fiscal year exceed ten percent of the common shares outstanding as of the first day of that fiscal year. Common shares subject to an award that is forfeited, terminated, or canceled without having been exercised are generally added back to the number of shares available for grant under the 2014 Stock Plan.
Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs"), and restricted stock units ("RSUs")—included in the results of operations was as follows:

	Year Ended December 31,
	2021	2020	2019
Compensation expense, all share-based payment plans	$4,625	$3,407	$2,845
Income tax benefit	793	538	404
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $1,632 in 2021, $1,442 in 2020 and $1,118 in 2019.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $429 in 2021, $517 in 2020 and $550 in 2019. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
Stock-Settled Stock Appreciation Rights--A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
vested. Effective January 1, 2019, management and the Compensation Committee replaced the issuance of future SSARs with PRSUs for certain management employees.
The following table summarizes the SSARs as of December 31, 2021:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2021	210,472	$1.87
Granted	—	—
Forfeited	—	—
Vested	(122,938)	1.84
Unvested, December 31, 2021	87,534	$1.92	1.0 year	$84	$1,436
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. "Intrinsic value" is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs totaled $157 in 2021, $282 in 2020 and $363 in 2019.
Restricted Stock Units--During the year ended December 31, 2021, the Compensation Committee of the Board of Directors awarded 330,714 PRSUs to certain management employees and 19,200 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of December 31, 2021:

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2021	510,614	$10.05
Granted	349,914	14.82
Forfeited	—	—
Vested	(120,368)	8.86
Unvested, December 31, 2021	740,160	$12.49	2.1 years	$5,557	$12,139
Employee PRSUs	673,268	$12.52	2.2 years	$5,159	$11,042
Nonemployee Director RSUs	66,892	$12.20	1.3 years	$398	$1,097
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. "Intrinsic value" is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $2,407 in 2021, $1,166 in 2020 and $814 in 2019.
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
December 31, 2021
(In thousands, except share data)
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Volatility rate	9.9%	9.7%	9.9%
Risk-free interest rate	.3%	.7%	2.3%
Expected dividend yield	.4%	.4%	.7%
Expected life of awards (years)	3.0	8.1	8.8
General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2021:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2021	2,817,318	$8.34
Granted	—	—
Exercised	(418,694)	7.15
Forfeited	(47,690)	7.93
Outstanding, December 31, 2021	2,350,934	$8.56	4.8 years	$804	$18,431

Exercisable, December 31, 2021	1,738,725	$7.71	3.9 years		$15,115
"Intrinsic value" is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
Information regarding the stock options outstanding at December 31, 2021 is summarized below:

	Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
	$5.80	281,210	1.5 years	$5.80	281,210	$5.80
	6.60	366,060	2.5 years	6.60	366,060	6.60
	7.53	305,930	3.5 years	7.53	305,930	7.53
	8.18	357,000	4.5 years	8.18	357,000	8.18
	8.80	221,800	5.5 years	8.80	185,400	8.80
	9.55	238,130	6.5 years	9.55	123,530	9.55
	10.55	53,000	7.2 years	10.55	19,640	10.55
	10.55	209,250	7.5 years	10.55	61,236	10.55
	12.10	56,794	8.5 years	12.10	11,359	12.10
	12.10	261,760	8.2 years	12.10	27,360	12.10
		2,350,934	4.8 years	$8.56	1,738,725	$7.71
We issue common shares from treasury upon the exercise of stock options and SSARs, the vesting of PRSUs and RSUs or purchases under the Employee Stock Purchase Plan.
Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $793 in 2021, $538 in 2020, and $404 in 2019. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) SSARs are exercised; (b) PRSUs and RSUs vest; and (c) stock options are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $1,102 in 2021, $530 in 2020, and $1,181 in 2019.
P.    Defined Benefit Pension Plans
We have two defined benefit pension plans covering certain current and retired U.S. employees. Plans include: (i) a Supplemental Executive Retirement Plan ("SERP") for which future benefit accruals were frozen effective at the end of the second quarter of 2015; and (ii) a Benefit Restoration Pension Plan ("Restoration Plan") for certain key employees hired prior to January 1, 2009.
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
December 31, 2021
(In thousands, except share data)
retirement eligibility, remain intact and continue in accordance with the terms of the plans. Only future accruals were eliminated with: (i) the 2008 freeze of the Restoration Plan and (ii) the 2015 freeze of the SERP.
The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2021	2020
Change in benefit obligation
Projected benefit obligation at beginning of year	$3,471	$3,265
Service cost	—	—
Interest cost	85	105
Actuarial (gains)/losses	(110)	259
Settlements	—	—
Benefits paid	(158)	(158)
Projected benefit obligation at end of year	$3,288	$3,471
Accumulated benefit obligation at end of year	$3,288	$3,471

	December 31,
	2021	2020
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	158	158
Benefits paid	(158)	(158)
Fair value of plan assets at end of year	$—	$—
With the termination of the Employee Retirement Plan ("ERP") in the second quarter of 2019, future benefit payments made to participants under the remaining SERP and Restoration Plan are made from the Company's general assets.

	December 31,
	2021	2020
Funded status of the plans
Fair value of plan assets	$—	$—
Projected benefit obligation	3,288	3,471
Funded status of the plans	$(3,288)	$(3,471)

	December 31,
	2021	2020
Funded status by plan
SERP	$(2,894)	$(3,019)
Restoration Plan	(394)	(452)
Funded status of the plans	$(3,288)	$(3,471)

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)

	December 31,
	2021	2020
Amounts reported in the consolidated balance sheets
Current liability	$(166)	$(203)
Noncurrent liability	(3,122)	(3,268)
Funded status of the plans	$(3,288)	$(3,471)
Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follows:

	At December 31, 2021		At December 31, 2020
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss	$645	$501	$892	$737
Unrecognized prior service cost	23	18	87	72
Amounts reported in accumulated other comprehensive income	$668	$519	$979	$809
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
The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2022 follows:

	Year ending December 31, 2022
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$96	$70
Unrecognized prior service cost	23	17
Amortization of Costs Expected to be Recognized Next Year	$119	$87
The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2021	2020
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$3,288	$3,471
Accumulated benefit obligation	3,288	3,471
Fair value of plan assets	—	—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
The discount rates used to measure the year-end benefit obligation and compute pension expense for the subsequent year were:

	December 31,
	2021	2020	2019
Actuarial assumptions - Discount Rates
SERP	2.55%	3.34%	3.34%
Restoration Plan	2.33%	3.23%	3.23%
Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2021	2020	2019
Components of pension expense (income)
Service costs--increase in benefit obligation earned	$—	$—	$75
Interest cost on projected benefit obligation	85	105	198
Expected return on plan assets	—	—	(59)
Settlement loss	—	—	1,677
Amortization of net actuarial loss	137	89	87
Amortization of prior service cost	64	64	64
Net pension expense of defined benefit pension plans	$286	$258	$2,042
Expected Benefit Plan Payments--The benefits, as of December 31, 2021, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follows:

Participants Benefits
Estimated future payments
Year ending December 31, 2022	$168
2023	181
2024	179
2025	176
2026	174
Years 2027 to 2031	1,025
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
Our participation in the multiemployer defined benefit pension plans is summarized in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number. The most recent Pension Protection Act of 2006 (the "PPA") zone status is from the Form 5500, "Annual Return/Report of Employee Benefit Plan," filed by the plan and certified by the plan's actuary. The PPA zone status describes plans that are underfunded. Among other factors, plans in the "critical" red zone are generally less than 65% funded; plans in the "endangered" yellow zone are less than 80% funded; and plans in the "safe" green zone are at least 80% funded.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2021	2020		2021	2020	2019
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$2,827	$3,239	$904	No	Ranging from December 31, 2021 to December 31, 2024
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	125	161	190	No	December 31, 2023
					$2,952	$3,400	$1,094
We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.
Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a "financial improvement plan" ("FIP") or a "rehabilitation plan" ("RP").
We are party to twelve collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from December 31, 2021 to December 31, 2024, and one collective-bargaining agreement with Eighth District Electrical Pension Fund which expires on December 21, 2023. Expired agreements are currently being renegotiated.
Q.    Income Taxes
On March 27, 2020, Congress approved and the President signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. After evaluating several significant business tax provisions, such as net operating losses and employee retention credits, the Company has determined that there is no significant impact on the Company. On December 21, 2020, the President of the United States signed into law the “Consolidated Appropriations Act, 2021” which included further COVID-19 economic relief and extensions of certain expiring tax provisions. Additional pandemic relief tax measures included an expansion of the employee retention credit, enhanced charitable contribution deductions and a temporary full deduction for business expenses for food and beverages provided by a restaurant. These benefits did not have a material impact on the current tax provision.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)

Income (loss) before income taxes was attributable to the following sources:

	Year Ended December 31,
	2021	2020	2019
United States	$89,086	$82,382	$54,569
Canada	361	1,500	(891)
Total	$89,447	$83,882	$53,678
The provision for income taxes follows:

	Year Ended December 31,
	2021	2020	2019
Current provision (benefit):
Federal	$18,101	$22,093	$7,934
State	7,221	6,260	3,624
Canadian	78	(50)	(328)
Total current	25,400	28,303	11,230
Deferred taxes	(1,652)	(5,358)	1,398
Total taxes on income	$23,748	$22,945	$12,628
A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.5	5.2	5.6
Effect of Canadian income taxes	.1	.2	—
Nondeductible expenses	1.5	1.3	2.2
Stock compensation	(.9)	(.3)	(1.8)
ESOP dividend deduction	(.1)	(.1)	(.2)
Uncertain tax adjustments and audit settlement	(.5)	.1	.2
Pension termination	—	—	(2.9)
All other, net	—	—	(.7)
Effective income tax rate	26.6%	27.4%	23.4%
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Self-insurance accruals	$26,516	$22,847
Accrued compensated absences	1,730	1,876
Accrued expenses and other liabilities	979	942
Accrued stock compensation	2,386	2,105
Foreign tax credit carryforward	1,617	1,597
Lease obligations	17,077	11,267
Other future deductible amounts, net	4,789	4,114
	55,094	44,748
Less deferred tax asset valuation allowance	1,185	1,185
	53,909	43,563
Deferred tax liabilities:
Intangibles	2,079	1,407
Prepaid expenses	5,032	4,243
Lease right of use assets	17,173	11,305
Property and equipment	24,688	22,441
	48,972	39,396
Net deferred tax asset--noncurrent	$4,937	$4,167
We treat all of our Canadian subsidiary earnings through December 31, 2021 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2021, approximately $30,814 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.
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
December 31, 2021
(In thousands, except share data)
be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate settlement, a further charge to expense may result.
The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2021	2020
Unrecognized tax benefits	$700	$1,183
Portion, if recognized, would reduce tax expense and effective tax rate	327	735
Accrued interest on unrecognized tax benefits	56	72
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2017. As of December 31, 2021, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$1,183	$1,850	$1,325
Additions based on tax positions related to the current year	4	—	547
Reductions based on tax positions related to the current year	—	(187)	—
Additions for tax positions of prior years	—	101	23
Reductions for tax positions of prior years	(13)	—	—
Lapses in statutes of limitations	(474)	(581)	(45)
Balance, end of year	$700	$1,183	$1,850

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
R.    Earnings Per Share Information
Earnings per share was computed as follows (Adjusted for the two-for-one stock split of our common shares effective October 1, 2021):

	Year Ended December 31,
	2021	2020	2019
Income available to common shareholders:
Net income	$65,699	$60,937	$41,050
Weighted-average shares:*
Basic:
Outstanding	45,081,254	43,963,900	45,812,528
Basic weighted-average shares	45,081,254	43,963,900	45,812,528
Diluted:
Basic from above	45,081,254	43,963,900	45,812,528
Incremental shares from assumed:
Exercise of stock subscription purchase rights	—	—	109,922
Exercise of stock options and awards	2,508,822	2,102,272	2,033,728
Diluted weighted-average shares	47,590,076	46,066,172	47,956,178
Share data:*
Earnings per share--basic	$1.46	$1.39	$.90
Earnings per share--diluted	$1.38	$1.32	$.86

* Prior periods have been adjusted for the two-for-one stock split effected in October 2021.
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
December 31, 2021
(In thousands, except share data)
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
Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2021
Revenues	$765,072	$610,666	$2,315	$—		$1,378,053
Income (loss) from operations	73,893	60,261	(27,016)	(5,872)	(a)	101,266
Interest expense				(4,973)		(4,973)
Interest income				175		175
Other income (expense), net				(7,021)		(7,021)
Income before income taxes						$89,447

Depreciation	$25,364	$24,634	$—	$2,929	(b)	$52,927
Amortization	611	2,430	—	3		3,044
Capital expenditures	23,303	36,506	—	15,882		75,691
Segment assets, total	298,070	275,204	—	199,667	(c)	772,941

Fiscal Year 2020
Revenues	$739,118	$545,357	$3,077	$—		$1,287,552
Income (loss) from operations	73,592	53,623	(25,297)	(7,717)	(a)	94,201
Interest expense				(6,899)		(6,899)
Interest income				2,135		2,135
Other income (expense), net				(5,555)		(5,555)
Income before income taxes						$83,882

Depreciation	$27,545	$23,553	$—	$2,790	(b)	$53,888
Amortization	530	2,297	—	—		2,827
Capital expenditures	22,595	21,327	—	7,728		51,650
Segment assets, total	280,467	238,876	—	136,011	(c)	655,354

Fiscal Year 2019
Revenues	$607,556	$534,655	$1,509	$—		$1,143,720
Income (loss) from operations	37,696	52,471	(12,963)	(7,248)	(a)	69,956
Interest expense				(8,514)		(8,514)
Interest income				348		348
Other income (expense), net				(8,112)		(8,112)
Income before income taxes						$53,678

Depreciation	$30,304	$23,537	$—	$3,451	(b)	$57,292
Amortization	474	2,071	—	—		2,545
Capital expenditures	26,528	24,573	—	7,564		58,665
Segment assets, total	267,982	226,313	—	102,629	(c)	596,924

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:
(a)Reclassification of depreciation expense and allocation of corporate expenses.
(b)Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.
(c)Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.
Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2021	2020	2019
Revenues
United States	$1,292,496	$1,214,628	$1,066,035
Canada	85,557	72,924	77,685
	$1,378,053	$1,287,552	$1,143,720

	December 31,
	2021	2020	2019
Long-lived assets, net
United States	$397,624	$324,776	$288,196
Canada	27,062	25,516	27,303
	$424,686	$350,292	$315,499
T.    Revenue Recognition
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
December 31, 2021
(In thousands, except share data)
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
Disaggregation of Revenue
The following tables disaggregate our revenue for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 by major sources:

Year Ended December 31, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$530,632	$358,589	$(337)	$888,884
Grounds maintenance	—	155,543	—	155,543
Storm damage services	16,763	6,690	—	23,453
Consulting and other	217,677	89,844	2,652	310,173
Total revenues	$765,072	$610,666	$2,315	$1,378,053

Geography:
United States	$723,577	$566,604	$2,315	$1,292,496
Canada	41,495	44,062	—	85,557
Total revenues	$765,072	$610,666	$2,315	$1,378,053

Year Ended December 31, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$535,260	$318,061	$61	$853,382
Grounds maintenance	—	138,885	—	138,885
Storm damage services	20,907	9,724	—	30,631
Consulting and other	182,951	78,687	3,016	264,654
Total revenues	$739,118	$545,357	$3,077	$1,287,552

Geography:
United States	$703,324	$508,227	$3,077	$1,214,628
Canada	35,794	37,130	—	72,924
Total revenues	$739,118	$545,357	$3,077	$1,287,552

Year Ended December 31, 2019	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$448,325	$305,365	$(108)	$753,582
Grounds maintenance	—	152,283	—	152,283
Storm damage services	3,096	4,905	—	8,001
Consulting and other	156,135	72,102	1,617	229,854
Total revenues	$607,556	$534,655	$1,509	$1,143,720

Geography:
United States	$567,134	$497,392	$1,509	$1,066,035
Canada	40,422	37,263	—	77,685
Total revenues	$607,556	$534,655	$1,509	$1,143,720

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company has recognized $1,353 and $1,530 of revenue for the twelve months ended December 31, 2021 and December 31, 2020, respectively, that was included in the contract liability balance at December 31, 2020 and December 31, 2019, respectively. Net contract liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Contract liabilities - current	$3,888	$3,242
Contract liabilities - noncurrent	1,845	1,754
Net contract liabilities	$5,733	$4,996
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
U.    Fair Value Measurements and Financial Instruments
FASB ASC 820, "Fair Value Measurements and Disclosures" ("Topic 820") defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.
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
December 31, 2021
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
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020, were as follows:

		Fair Value Measurements at December 31, 2021 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$4,250	$4,250	$—	$—
Certificates of deposits, noncurrent	10,609	10,609	—	—

Available-for-sale debt securities:
United States Government and agency securities	3,230	3,230	—	—
Corporate notes and bonds	176	176	—	—
Total available-for-sale debt securities	3,406	3,406	—	—

Marketable equity securities:
Mutual funds - domestic	7,476	7,476	—	—
Corporate stocks - domestic	1,877	1,877	—	—
Corporate stocks - foreign	57	57	—	—
Exchange traded funds - domestic	1,491	1,491	—	—
Exchange traded funds - foreign	485	485	—	—
Total marketable equity securities	11,386	11,386	—	—

Liabilities:
Deferred compensation	$4,333	$—	$4,333	$—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)

		Fair Value Measurements at December 31, 2020 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposits, noncurrent	$19,359	$19,359	$—	$—

Liabilities:
Deferred compensation	$3,192	$—	$3,192	$—
The assets invested for self-insurance are certificates of deposits, stocks, bonds, mutual funds and exchange traded funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent assets and liabilities and their carrying values and fair values were as follows:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$3,406	$3,406	$—	$—
Marketable equity securities	11,386	11,386	—	—

Liabilities:
Revolving credit facility, noncurrent	46,832	46,832	—	—
Senior unsecured notes	75,000	78,432	75,000	81,424
Term loans, noncurrent	2,373	2,431	2,324	2,451
Total	$124,205	$127,695	$77,324	$83,875
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
V.    Commitments and Contingencies
Letters of Credit
At December 31, 2021, we were contingently liable to our principal banks in the amount of $88,362 for letters of credit outstanding primarily related to insurance coverage.
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
In November 2017, a suit was filed in Savannah, Georgia state court ("State Court") against Davey Tree, its subsidiary, Wolf Tree, Inc. ("Wolf Tree"), a former Davey employee, two Wolf Tree employees, and a former Wolf Tree employee alleging various acts of negligence and seeking compensatory and punitive damages for wrongful death and assault and battery of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. On December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation and have met with both the civil and criminal divisions of the Department of Justice ("DOJ") to resolve the matter. Due to pandemic-related issues and delays on the side of the DOJ, the matter currently remains unresolved.
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
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019 but was unsuccessful in resolving the matters. On December 27, 2021, the DOJ advised that criminal cases (unrelated to the Company) for the individual criminal defendants was now scheduled, with the trial for Higinio Perez-Braco scheduled for April 12, 2022 and the trial of Pablo Rangel and Juan Rangel-Rubio scheduled for May 10, 2022. All civil cases continue to remain stayed.
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases, including Walker as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except share data)
of the coordination order, all five of the individual actions are stayed in their home jurisdictions. The next case management conference in JCCP No. 4955 was held on February 24, 2022. At that case management conference, the Court ordered a mediation between the Plaintiffs and Davey Tree related to Davey Tree's contracts with PG&E. This mediation shall be scheduled by May 27, 2022, with the mediation to occur thereafter. This mediation would include Davey Tree, the Fire Victim Trust, and all other plaintiff groups. Separately, the court ordered that all parties shall participate in a global mediation, including selecting a mediator by April 29, 2022, shall begin the process of securing a mediation date by May 27, 2022, and shall complete a first session of a mediation by October 28, 2022.
The Defendants have also received evidence from the Plaintiff's Trust and PG&E collected by those parties during the PG&E bankruptcy proceedings and Davey Tree's experts have begun their initial inspection of the evidence. Davey Tree has responded to all claims asserted by the Plaintiff's in these actions, denying all liability in these cases and is vigorously defending against Plaintiffs' alleged claims.
In all cases, the Company denies all liability and will vigorously defend the actions.