Form 10-Q
period 2022-04-02
DAVEY TREE EXPERT CO
filed 2022-05-11
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 02, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 44,183,177 Common Shares, $.50 par value, outstanding as of May 6, 2022.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 2, 2022

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			6
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	7
	B	—	Seasonality of Business	8
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	8
	D	—	Business Combinations	10
	E	—	Identified Intangible Assets and Goodwill, Net	11
	F	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	12
	G	—	Leases	14
	H	—	Stock-Based Compensation	16
	I	—	Income Taxes	19
	J	—	Accumulated Other Comprehensive Income (Loss)	20
	K	—	Per Share Amounts and Common and Redeemable Shares Outstanding	20
	L	—	Operations by Business Segment	22
	M	—	Revenue Recognition	23
	N	—	Fair Value Measurements and Financial Instruments	25
	O	—	Commitments and Contingencies	28
	P	—	The Davey 401KSOP and Employee Stock Ownership Plan	30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			32
	Results of Operations			33
	Liquidity and Capital Resources			35
	Cash Flow Summary			36
	Contractual Obligations Summary and Commercial Commitments			37
	Capital Resources			37
	Critical Accounting Policies and Estimates			38
	Note Regarding Forward-Looking Statements			38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			39

Item 4.	Controls and Procedures			39

Part II.	Other Information			39

Item 1.	Legal Proceedings			39

Item 1A.	Risk Factors			42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			42

Item 6.	Exhibits			43

Exhibit Index				44

Signatures				45

"We," "us," "our," the "Company," "The Registrant," "Davey" and "Davey Tree," unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 2, 2022	December 31, 2021
Assets
Current assets:
Cash	$21,777	$19,460
Accounts receivable, net	276,481	278,280
Operating supplies	15,617	12,662
Other current assets	31,674	37,853
Total current assets	345,549	348,255
Property and equipment, net	243,361	227,985
Right-of-use assets - operating leases	91,295	86,423
Other assets	50,585	42,665
Intangible assets, net	11,566	11,633
Goodwill	56,409	55,980
Total assets	$798,765	$772,941
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$59,345	$43,021
Accrued expenses	58,274	75,138
Current portion of long-term debt and finance lease liabilities	16,608	25,268
Other current liabilities	79,144	77,549
Total current liabilities	213,371	220,976
Long-term debt	146,769	123,531
Lease liabilities - finance leases	9,017	8,646
Lease liabilities - operating leases	59,902	57,335
Self-insurance accruals	83,304	77,099
Other noncurrent liabilities	12,183	11,583
Total liabilities	524,546	499,170
Commitments and contingencies (Note O)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 9,619 and 9,392 shares at redemption value as of April 2, 2022 and December 31, 2021	174,095	169,931
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 76,209 and 76,436 shares issued and outstanding before deducting treasury shares and which excludes 9,619 and 9,392 shares subject to redemption as of April 2, 2022 and December 31, 2021	38,068	38,379
Additional paid-in capital	135,315	135,897
Retained earnings	240,929	239,979
Accumulated other comprehensive loss	(3,669)	(4,173)
	410,643	410,082
Less: Cost of common shares held in treasury; 41,301 shares at April 2, 2022 and 41,325 shares at December 31, 2021	310,519	306,242
Total common shareholders' equity	100,124	103,840
Total liabilities and shareholders' equity	$798,765	$772,941

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenues	$342,644	$298,821

Costs and expenses:
Operating	234,207	199,035
Selling	60,796	52,687
General and administrative	28,995	25,351
Depreciation and amortization	13,787	13,458
Gain on sale of assets, net	(898)	(684)
Total costs and expenses	336,887	289,847

Income from operations	5,757	8,974

Other income (expense):
Interest expense	(1,445)	(1,274)
Interest income	27	69
Other, net	(2,337)	(2,050)

Income before income taxes	2,002	5,719

Income taxes	220	1,292

Net income	$1,782	$4,427

Net income per share:*
Basic	$.04	$.10
Diluted	$.04	$.09

Weighted-average shares outstanding:*
Basic	44,618	45,682
Diluted	46,838	47,916

* Prior period has been adjusted for the two-for-one stock split effected in October 2021.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$1,782	$4,427
Components of other comprehensive income, net of tax:
Foreign currency translation adjustments	480	450
Amortization of defined benefit pension items:
Net actuarial loss	19	25
Prior service cost	5	12
Defined benefit pension plan adjustments	24	37

Other comprehensive income, net of tax	504	487

Comprehensive income	$2,286	$4,914

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at January 1, 2022	$38,379	$135,897	$239,979	$(4,173)	$(306,242)	$103,840
Net income	—	—	1,782	—	—	1,782
Change in 401KSOP and ESOP related shares	(311)	(3,805)	(50)	—	—	(4,166)
Shares sold to employees	—	2,869	—	—	2,194	5,063
Options exercised	—	(685)	—	—	533	(152)
Stock-based compensation	—	1,039	—	—	—	1,039
Dividends, $.018 per share	—	—	(782)	—	—	(782)
Currency translation adjustments	—	—	—	480	—	480
Defined benefit pension plans	—	—	—	24	—	24
Shares purchased	—	—	—	—	(7,004)	(7,004)
Balances at April 2, 2022	$38,068	$135,315	$240,929	$(3,669)	$(310,519)	$100,124

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at January 1, 2021	$37,801	$110,069	$206,711	$(4,547)	$(270,360)	$79,674
Net income	—	—	4,427	—	—	4,427
Change in 401KSOP and ESOP related shares	(64)	(1,855)	—	—	—	(1,919)
Shares sold to employees	—	1,339	—	—	1,121	2,460
Options exercised	—	(363)	—	—	646	283
Stock-based compensation	—	584	—	—	—	584
Dividends, $.013 per share *	—	—	(571)	—	—	(571)
Currency translation adjustments	—	—	—	450	—	450
Defined benefit pension plans	—	—	—	37	—	37
Shares purchased	—	—	—	—	(3,744)	(3,744)
Balances at April 3, 2021	$37,737	$109,774	$210,567	$(4,060)	$(272,337)	$81,681

*Per share amount adjusted for the two-for-one stock split effected in October 2021.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating activities
Net income	$1,782	$4,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,787	13,458
Other	659	483
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	2,015	32,023
Accounts payable and accrued expenses	(2,041)	(29,732)
Self-insurance accruals	5,076	4,641
Prepaid expenses	5,660	5,020
Other, net	1,347	(7,925)
	26,503	17,968
Net cash provided by operating activities	28,285	22,395
Investing activities
Capital expenditures:
Equipment	(21,411)	(16,972)
Land and buildings	(5,093)	(1,707)
Purchases of businesses, net of cash acquired and debt incurred	(1,098)	(8,207)
Proceeds from sales of property and equipment	1,180	820
Purchases of marketable securities	(11,500)	—
Proceeds from sale of marketable securities	803	—
Net cash used in investing activities	(37,119)	(26,066)
Financing activities
Revolving credit facility borrowings	181,168	48,000
Revolving credit facility payments	(157,219)	(23,000)
Purchase of common shares for treasury	(7,004)	(3,744)
Sale of common shares from treasury	4,910	2,743
Dividends paid	(782)	(571)
Proceeds from notes payable	7,129	49,439
Payments of notes payable	(16,319)	(55,411)
Payments of finance leases	(767)	(1,261)
Net cash provided by financing activities	11,116	16,195
Effect of exchange rate changes on cash	35	36
Increase in cash	2,317	12,560
Cash, beginning of period	19,460	16,201
Cash, end of period	$21,777	$28,761
Supplemental cash flow information follows:
Interest paid	$2,160	$1,967
Income taxes paid	1,071	10,111

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).
Per Common Share Information--Prior year common share and per share data have been retroactively adjusted to recognize a two-for-one stock split of our common shares effective October 1, 2021.
Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, long-lived asset valuation, self-insurance accruals, income taxes, stock valuation and revenue recognition. Actual results could differ from those estimates.
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first three months of our 2022 fiscal year, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain due to its continual evolution, such as resurgences in cases and the emergence of new strains of COVID-19, and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional measures will be put in place, among other things.
Our business continues to be impacted by a number of other macro-economic factors, in addition to the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and recent global events in Eastern Europe have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs and a highly competitive labor market, have created an inflationary environment and cost pressures.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended April 2, 2022 is referred to as the first quarter of 2022, and the fiscal quarter ended April 3, 2021 is referred to as the first quarter of 2021.
Recent Accounting Guidance
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended April 2, 2022 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	April 2, 2022	December 31, 2021
Accounts receivable	$199,440	$215,336
Unbilled receivables(1)	79,914	65,957
	279,354	281,293
Less allowances for credit losses	2,873	3,013
Accounts receivable, net	$276,481	$278,280
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	April 2, 2022	December 31, 2021
Refundable income taxes	$2,158	$1,346
Prepaid expenses	25,278	30,911
Assets invested for self-insurance	3,750	4,250
Other	488	1,346
Total	$31,674	$37,853

Property and equipment, net	April 2, 2022	December 31, 2021
Land and land improvements	$24,318	$22,129
Buildings and leasehold improvements	66,962	63,933
Equipment	661,017	646,552
	752,297	732,614
Less accumulated depreciation	508,936	504,629
Total	$243,361	$227,985

Other assets, noncurrent	April 2, 2022	December 31, 2021
Assets invested for self-insurance	$34,957	$25,401
Investment--cost-method affiliate	1,258	1,258
Deferred income taxes	5,086	4,937
Cloud computing arrangements	4,768	6,530
Other	4,516	4,539
Total	$50,585	$42,665

Accrued expenses	April 2, 2022	December 31, 2021
Employee compensation	$17,354	$37,828
Accrued compensated absences	11,577	11,007
Self-insured medical claims	3,715	2,891
Income tax payable	—	145
Customer advances, deposits	3,082	4,009
Taxes, other than income	17,853	13,789
Other	4,693	5,469
Total	$58,274	$75,138

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)

Other current liabilities	April 2, 2022	December 31, 2021
Notes payable	$533	$—
Current portion of:
Lease liability-operating leases	30,870	28,682
Self-insurance accruals	47,741	48,867
Total	$79,144	$77,549

Other noncurrent liabilities	April 2, 2022	December 31, 2021
Non-qualified retirement plans	$9,151	$8,713
Other	3,032	2,870
Total	$12,183	$11,583
D.    Business Combinations
Our cash investments in businesses during the first three months of 2022 were $998 and we issued debt, in the form of notes payable to the sellers, of $126 and have been included in our Residential and Commercial and Utility segments. In the first three months of 2022, we also made a payment of $100 for a contingent liability incurred in an acquisition made during the fourth quarter of 2021. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2021, our cash investments in businesses was $11,725 and debt issued, in the form of notes payable to the sellers, was $2,961.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Three Months Ended April 2, 2022	Year Ended December 31, 2021
Detail of acquisitions:
Assets acquired:
Cash	$—	$292
Receivables	—	509
Operating supplies	10	1,044
Prepaid expense	—	203
Equipment	695	4,049
Deposits and other	395	1,574
Intangible assets	714	3,005
Goodwill	397	7,723
Deferred credit - gain on bargain purchase	(663)	—
Liabilities assumed	(424)	(3,713)
Debt issued for purchases of businesses	(126)	(2,961)
Cash paid	$998	$11,725

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the period ended April 2, 2022 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the three months ended April 2, 2022, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.
E.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	April 2, 2022		December 31, 2021
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$32,886	$24,629	$32,294	$24,090
Employment-related	10,027	8,443	9,946	8,301
Tradenames	8,475	6,750	8,426	6,642
Amortized intangible assets	51,388	$39,822	50,666	$39,033
Less accumulated amortization	39,822		39,033
Identified intangible assets, net	$11,566		$11,633

Goodwill	$56,409		$55,980
The changes in the carrying amounts of goodwill, by segment, for the three months ended April 2, 2022 and the year ended December 31, 2021 were as follows:

	Balance at January 1, 2022	Acquisitions	Translation and Other Adjustments	Balance at April 2, 2022
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	51,069	397	32	51,498
Total	$55,980	$397	$32	$56,409

	Balance at January 1, 2021	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2021
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	43,345	7,723	1	51,069
Total	$48,256	$7,723	$1	$55,980

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of April 2, 2022, was as follows:

Estimated Future Amortization Expense
Remaining nine months of 2022	$2,332
2023	2,968
2024	2,646
2025	1,862
2026	1,023
2027	573
Thereafter	162
$11,566
F.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,199. At April 2, 2022, we had $8,535 available under the lines of credit and $2,133 committed through issued letters of credit, Borrowings outstanding generally bear interest at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%.
Our long-term debt consisted of the following:

	April 2, 2022	December 31, 2021
Revolving credit facility:
Swing-line borrowings	$5,781	$16,832
LIBOR borrowings	65,000	30,000
	70,781	46,832
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	75,000
Term loans	15,592	25,182
	161,373	147,014
Less debt issuance costs	635	674
Less current portion	13,969	22,809
	$146,769	$123,531
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
subject to certain further restrictions as described in the credit agreement. As of April 2, 2022, we had unused commitments under the facility approximating $251,342, with $73,658 committed, consisting of borrowings of $70,781 and issued letters of credit of $2,877.
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at April 2, 2022 were as follows: 2022--$13,080; 2023--$1,530; 2024--$15,940; 2025--$15,042; 2026--$85,781; 2027--$0; and thereafter $30,000.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
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
The AR Securitization program has a limit of $100,000, of which $83,355 was issued for LCs as of both April 2, 2022 and December 31, 2021.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of April 2, 2022--to the bank in exchange for the bank issuing LCs.
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
Total Commitments Related to Issued Letters of Credit--As of April 2, 2022, total commitments related to issued LCs were $88,365, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,133 were issued under short-term lines of credit. As of December 31, 2021, total commitments related to issued LCs were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,130 were issued under short-term lines of credit.
As of April 2, 2022, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
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

	Condensed Consolidated Balance Sheet Classification	April 2, 2022	December 31, 2021
Assets
Operating lease assets	Right-of-use assets - operating leases	$91,295	$86,423
Finance lease assets	Property and equipment, net	12,029	11,592
Total lease assets		$103,324	$98,015
Liabilities
Current operating lease liabilities	Other current liabilities	$30,870	$28,682
Non-current operating lease liabilities	Lease liabilities - operating leases	59,902	57,335
Total operating lease liabilities		90,772	86,017
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	2,639	2,459
Non-current finance lease liabilities	Lease liabilities - finance leases	9,017	8,646
Total finance lease liabilities		11,656	11,105
Total lease liabilities		$102,428	$97,122
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended
	Condensed Consolidated Statements of Operations Classification	April 2, 2022	April 3, 2021

Operating lease cost	Operating expense	$6,019	$3,700
Operating lease cost	Selling expense	2,745	2,521
Operating lease cost	General and administrative expense	289	284
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	730	588
Interest expense on lease liabilities	Interest expense	60	38
Other lease cost (1)	Operating expense	1,189	875
Other lease cost (1)	Selling expense	417	316
Other lease cost (1)	General and administrative expense	9	13
Total lease cost		$11,458	$8,335
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms as of April 2, 2022 was 3.8 years for operating leases and 4.8 years for finance leases.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of April 2, 2022 was 2.42% for operating leases and 2.14% for finance leases.

Supplemental Cash Flow Information Related to Leases	Three Months Ended
	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(9,194)	$(6,521)
Operating cash flows from finance leases	(60)	(38)
Financing cash flows from finance leases	(767)	(1,261)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,610	21,572
Finance leases	1,167	151

Maturity Analysis of Lease Liabilities	As of April 2, 2022
	Operating Leases	Finance Leases
Remaining nine months of 2022	$25,209	$2,273
2023	26,297	2,717
2024	19,044	2,595
2025	12,892	1,990
2026	6,190	1,694
Thereafter	5,385	969
Total lease payments	95,017	12,238
Less interest	4,245	582
Total	$90,772	$11,656
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
April 2, 2022
(Amounts in thousands, except share data)
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Compensation expense, all share-based payment plans	$1,270	$891
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $452 being recognized for the three months ended April 2, 2022 and $357 for the three months ended April 3, 2021.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $99 for the three months ended April 2, 2022 and $125 for the three months ended April 3, 2021. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
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
The following table summarizes our SSARs as of April 2, 2022.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2022	87,534	$1.92
Granted	—	—
Forfeited	—	—
Vested	(43,752)	1.92
Unvested, April 2, 2022	43,782	$1.92	0.7 years	$63	$792

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs was $21 for the three months ended April 2, 2022 and $41 for the three months ended April 3, 2021.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
Restricted Stock Units--During the three months ended April 2, 2022, the Compensation Committee awarded 123,869 PRSUs to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of April 2, 2022.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2022	740,160	$12.49
Granted	123,869	17.89
Forfeited	—	—
Vested	(91,508)	8.50
Unvested, April 2, 2022	772,521	$13.83	2.2 years	$7,075	$13,983
Employee PRSUs	705,629	$13.99	2.3 years	$6,745	$12,772
Nonemployee Director RSUs	66,892	$12.20	0.9 years	$330	$1,211

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $698 for the three months ended April 2, 2022 and $368 for the three months ended April 3, 2021.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Three Months Ended
	April 2, 2022	April 3, 2021
Volatility rate	9.7%	9.9%
Risk-free interest rate	1.6%	.3%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 2, 2022.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,350,934	$8.56
Granted	—	—
Exercised	(42,407)	8.16
Forfeited	—	—
Outstanding, April 2, 2022	2,308,527	$8.56	4.6 years	$22,023

Exercisable, April 2, 2022	1,718,797	$7.74	3.7 years	$17,801

As of April 2, 2022, there was approximately $705 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 1.8 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
I.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the three months ended April 2, 2022 was 27.7%. Our actual effective tax rate was 11.0% and 22.6% for the three months ended April 2, 2022 and April 3, 2021, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first quarter compared to the impact it will have on the rate for the full year.
As of April 2, 2022, we had unrecognized tax benefits of $719, of which $346 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $59. At December 31, 2021, we had unrecognized tax benefits of $700, of which $327 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $56. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2017. As of April 2, 2022, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
J.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended April 2, 2022 and April 3, 2021:

Three Months Ended April 2, 2022	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(3,654)	$(519)	$(4,173)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$480	$—	$480
Amounts reclassified from accumulated other comprehensive income (loss)	—	31	31
Tax effect	—	(7)	(7)
Net of tax amount	480	24	504
Balance at April 2, 2022	$(3,174)	$(495)	$(3,669)

Three Months Ended April 3, 2021	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(3,738)	$(809)	$(4,547)
Other comprehensive income (loss) before reclassifications
Unrealized gains (losses)	$450	$—	$450
Amounts reclassified from accumulated other comprehensive income (loss)	—	50	50
Tax effect	—	(13)	(13)
Net of tax amount	450	37	487
Balance at April 3, 2021	$(3,288)	$(772)	$(4,060)
The change in defined benefit pension plans of $31 for the three months ended April 2, 2022, and $50 for the three months ended April 3, 2021, was included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
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

	Three Months Ended
	April 2, 2022	April 3, 2021
Income available to common shareholders:
Net income	$1,782	$4,427

Weighted-average shares (in thousands):
Basic:
Basic weighted-average shares	44,618	45,682

Diluted:
Basic from above	44,618	45,682
Incremental shares from assumed:
Exercise of stock options and awards	2,220	2,234
Diluted weighted-average shares	46,838	47,916

Net income per share:
Basic	$.04	$.10

Diluted	$.04	$.09
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended April 2, 2022 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2022	35,110,432	9,391,790	44,502,222
Shares purchased	(320,255)	(69,260)	(389,515)
Shares sold	210	295,977	296,187
Options and awards exercised	117,718	—	117,718
Shares outstanding at April 2, 2022	34,908,105	9,618,507	44,526,612
On April 2, 2022, we had 44,526,612 common and redeemable shares outstanding and employee options exercisable to purchase 1,718,797 common shares.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
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
2022 Subscription Offering
Beginning April 2022, the Company is offering to eligible employees and nonemployee directors the right to subscribe to a maximum of 2,666,667 common shares of the Company at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company’s Board of Directors. The offering period will end on August 1, 2022.
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
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2021 Annual Report.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended April 2, 2022
Revenues	$205,167	$136,931	$546	$—		$342,644
Income (loss) from operations	12,723	1,088	(5,710)	(2,344)	(a)	5,757
Interest expense				(1,445)		(1,445)
Interest income				27		27
Other income (expense), net				(2,337)		(2,337)
Income before income taxes						$2,002
Segment assets, total	$301,489	$269,971	$—	$227,305	(b)	$798,765

Three Months Ended April 3, 2021
Revenues	$173,853	$124,507	$461	$—		$298,821
Income (loss) from operations	12,458	3,682	(6,102)	(1,064)	(a)	8,974
Interest expense				(1,274)		(1,274)
Interest income				69		69
Other income (expense), net				(2,050)		(2,050)
Income before income taxes						$5,719
Segment assets, total	$247,562	$244,692	$—	$182,119	(b)	$674,373
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
April 2, 2022
(Amounts in thousands, except share data)
the customer to terminate for convenience, the duration of the contract for revenue recognition purposes generally does not extend beyond the services that we have actually transferred. As a result, many of our contracts are, in effect, day-to-day or month-to-month contracts.
Disaggregation of Revenue
The following tables disaggregate our revenue for the three months ended April 2, 2022 and April 3, 2021 by major sources:

Three Months Ended April 2, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$136,959	$81,634	$(42)	$218,551
Grounds maintenance	—	31,596	—	31,596
Storm damage services	1,634	1,550	—	3,184
Consulting and other	66,574	22,151	588	89,313
Total revenues	$205,167	$136,931	$546	$342,644

Geography:
United States	$196,443	$128,239	$546	$325,228
Canada	8,724	8,692	—	17,416
Total revenues	$205,167	$136,931	$546	$342,644

Three Months Ended April 3, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$123,967	$71,965	$(163)	$195,769
Grounds maintenance	—	29,799	—	29,799
Storm damage services	4,113	1,183	—	5,296
Consulting and other	45,773	21,560	624	67,957
Total revenues	$173,853	$124,507	$461	$298,821

Geography:
United States	$163,684	$115,882	$461	$280,027
Canada	10,169	8,625	—	18,794
Total revenues	$173,853	$124,507	$461	$298,821

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $749 of revenue for the three months ended April 2, 2022, that was included in the contract liability balance at December 31, 2021 and $704 of revenue for the three months ended April 3, 2021, that was included in the contract liability balance at December 31, 2020. Net contract liabilities consisted of the following:

	April 2, 2022	December 31, 2021
Contract liabilities - current	$6,666	$3,888
Contract liabilities - noncurrent	1,913	1,845
Net contract liabilities	$8,579	$5,733
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at April 2, 2022 were as follows:

		Fair Value Measurements at April 2, 2022 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at April 2, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$3,750	$3,750	$—	$—
Certificates of deposits, noncurrent	10,109	10,109	—	—

Available-for-sale debt securities:
United States Government and agency securities	5,068	5,068	—	—
Corporate notes and bonds	294	294	—	—
Total available-for-sale debt securities	5,362	5,362	—	—

Marketable equity securities:
Mutual funds - domestic	10,961	10,961	—	—
Corporate stocks - domestic	2,579	2,579	—	—
Corporate stocks - foreign	73	73	—	—
Exchange traded funds - domestic	5,410	5,410	—	—
Exchange traded funds - foreign	463	463	—	—
Total marketable equity securities	19,486	19,486	—	—

Liabilities:
Deferred compensation	$4,726	$—	$4,726	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2021 were as follows:

		Fair Value Measurements at December 31, 2021 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$4,250	$4,250	$—	$—
Certificates of deposits, noncurrent	10,609	10,609	—	—

Available-for-sale debt securities:
United States Government and agency securities	3,230	3,230	—	—
Corporate notes and bonds	176	176	—	—
Total available-for-sale debt securities	3,406	3,406	—	—

Marketable equity securities:
Mutual funds - domestic	7,476	7,476	—	—
Corporate stocks - domestic	1,877	1,877	—	—
Corporate stocks - foreign	57	57	—	—
Exchange traded funds - domestic	1,491	1,491	—	—
Exchange traded funds - foreign	485	485	—	—
Total marketable equity securities	11,386	11,386	—	—

Liabilities:
Deferred compensation	$4,333	$—	$4,333	$—
The assets invested for self-insurance are certificates of deposit, stocks, bonds, mutual funds and exchange traded funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of the deferred compensation--classified as Level 2--is based on the value of the Company's common shares, determined by independent valuation.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
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

	April 2, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$5,362	$5,362	$3,406	$3,406
Marketable equity securities	19,486	19,486	11,386	11,386

Liabilities:
Revolving credit facility, noncurrent	$70,781	$70,781	$46,832	$46,832
Senior unsecured notes, noncurrent	75,000	82,293	75,000	78,432
Term loans, noncurrent	1,623	1,620	2,373	2,431
Total	$147,404	$154,694	$124,205	$127,695
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
We held approximately 19,486 and 11,386 in marketable equity securities as of April 2, 2022 and December 31, 2021, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
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
April 2, 2022
(Amounts in thousands, except share data)
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
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. Two of the three individually charged defendants have pled guilty to charges on March 28, 2022 and April 11, 2022 but have not yet been sentenced. A third individual criminally charged defendant is scheduled to go to trial in August 2022.
Previously, on December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation and have met with both the civil and criminal divisions of the Department of Justice ("DOJ") to resolve the matter. Due to pandemic-related issues and delays on the side of the DOJ, the matter currently remains unresolved.
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
April 2, 2022
(Amounts in thousands, except share data)
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases, including Walker, as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all five of the individual actions are stayed in their home jurisdictions. The next case management conference in JCCP No. 4955 was held on February 24, 2022. At that case management conference, the Court ordered a mediation between the Plaintiffs and Davey Tree related to Davey Tree's contracts with PG&E. This mediation shall be scheduled by May 27, 2022, with the mediation to occur thereafter. This mediation would include Davey Tree, the Fire Victim Trust, and all other plaintiff groups. Separately, the court ordered that all parties shall participate in a global mediation, including selecting a mediator, shall begin the process of securing a mediation date by May 27, 2022, and shall complete a first session of a mediation by October 28, 2022.
The Defendants have also received evidence from the Plaintiff's Trust and PG&E collected by those parties during the PG&E bankruptcy proceedings and Davey Tree's experts have begun their initial inspection of the evidence. Davey Tree has responded to all claims asserted by the Plaintiffs in these actions, denying all liability in these cases and is vigorously defending against Plaintiffs' alleged claims.
In all cases, the Company denies all liability and will vigorously defend the actions.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 2, 2022
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $570 and $1,279 as of April 2, 2022 and December 31, 2021, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $173,525 and $168,652 as of April 2, 2022 and December 31, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $174,095 and $169,931 as of April 2, 2022 and December 31, 2021, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Impact of COVID-19 and Recent Trends
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first three months of 2022, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear due to the inherent uncertainty surrounding COVID-19, given its continual evolution.
We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. We continue to provide additional administrative leave for employees affected by COVID-19 directly or indirectly. During the second and third quarters of 2021, we began to bring employees back to our corporate headquarters on a limited basis with increased safety protocols and in compliance with public health and government guidance and also began to lift travel restrictions in situations where necessary. In the first three months of 2022, we incurred expenses of $856 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment.
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

Index
Our business continues to be impacted by a number of other macro-economic factors, in addition to the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and recent global events in Eastern Europe have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs and a highly competitive labor market, have created an inflationary environment and cost pressures.
In regard to consumer demand, since the onset of the COVID-19 pandemic, our business has experienced an increase in demand and sales. It remains unclear, however, if these demand trends will remain intact or if they will revert to more historical levels over time, particularly as inflation begins to impact discretionary spending.
2022 Subscription Offering
Beginning April 2022, the Company is offering to eligible employees and nonemployee directors the right to subscribe to a maximum of 2,666,667 common shares of the Company at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company’s Board of Directors. The offering period will end on August 1, 2022.
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the change in such percentages for the periods presented.

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	68.4	66.6	1.8
Selling	17.7	17.6	.1
General and administrative	8.5	8.5	—
Depreciation and amortization	4.0	4.5	(.5)
Gain on sale of assets, net	(.3)	(.2)	(.1)

Income from operations	1.7	3.0	(1.3)

Other income (expense):
Interest expense	(.4)	(.4)	—
Interest income	—	—	—
Other, net	(.7)	(.7)	—

Income before income taxes	.6	1.9	(1.3)

Income taxes	.1	.4	(.3)

Net income	.5%	1.5%	(1.0)%

Index
First Three Months—Three Months Ended April 2, 2022 Compared to Three Months Ended April 3, 2021
Our results of operations for the three months ended April 2, 2022 compared to the three months ended April 3, 2021 were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021	Change	Percentage Change
Revenues	$342,644	$298,821	$43,823	14.7%

Costs and expenses:
Operating	234,207	199,035	35,172	17.7
Selling	60,796	52,687	8,109	15.4
General and administrative	28,995	25,351	3,644	14.4
Depreciation and amortization	13,787	13,458	329	2.4
Gain on sale of assets, net	(898)	(684)	(214)	31.3
	336,887	289,847	47,040	16.2

Income from operations	5,757	8,974	(3,217)	(35.8)
Other income (expense):
Interest expense	(1,445)	(1,274)	(171)	13.4
Interest income	27	69	(42)	(60.9)
Other, net	(2,337)	(2,050)	(287)	14.0
Income before income taxes	2,002	5,719	(3,717)	(65.0)

Income taxes	220	1,292	(1,072)	(83.0)

Net income	$1,782	$4,427	$(2,645)	(59.7)%
Revenues--Revenues of $342,644 increased $43,823 compared with $298,821 in the first three months of 2021. Utility Services increased $31,314 or 18.0% compared with the first three months of 2021. The increase was primarily attributable to new accounts, as well as increased work year-over-year on other accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $12,424 or 10.0% compared with the first three months of 2021. Increases were primarily in tree and plant care revenue, consulting and other revenue and grounds maintenance.
Operating Expenses--Operating expenses of $234,207 increased $35,172 compared with the first three months of 2021 and, as a percentage of revenues, increased to 68.4% from 66.6%. Utility Services increased $25,959 or 20.3% compared with the first three months of 2021 and, as a percentage of revenue, increased to 74.9% from 73.5%. The increase was attributable to increases in labor and benefits expense, fuel expense, materials expense, crew meals and lodging expenses, tools and parts expense and subcontractor expense. Residential and Commercial Services increased $8,922 or 12.6% compared with the first three months of 2021 and, as a percentage of revenue, increased to 58.1% from 56.8%. The increase was primarily attributable to increases in labor and benefits expense, fuel expense, equipment expense, tool expense and materials expense and was partially offset by a decrease in subcontractor expense.
Operating expenses for the first three months of 2022 also included $856 of expenses related directly to COVID-19, including $663 for additional administrative leave offered to employees who were unable to work due to COVID-19-related restrictions. For the first three months of 2021, the Company had $460 of expenses directly related to COVID-19.

Index
Fuel costs of $12,194 increased $3,956, or 48.0%, from the $8,238 incurred in the first three months of 2021 and impacted operating expenses within all segments. The $3,956 increase included usage increases approximating $515 and price increases approximating $3,441.
Selling Expenses--Selling expenses of $60,796 increased $8,109 compared with the first three months of 2021 and, as a percentage of revenue, increased to 17.7% from 17.6%. Utility Services increased $4,040 or 20.0% compared to the first three months of 2021 and, as a percentage of revenue, increased to 11.8% from 11.6%. The increase was primarily attributable to increases in field management wages and field management travel expense. Residential and Commercial Services experienced an increase of $3,846 or 11.5% compared to the first three months of 2021 and, as a percentage of revenue, increased to 27.2% from 26.8%. The increase was primarily attributable to increases in field management wages and incentive expense and rent expense.
General and Administrative Expenses--General and administrative expenses of $28,995 increased $3,644 from $25,351 in the first three months of 2021. The increase was primarily attributable to increases in salary and incentive expense and travel expense which was partially offset by a decrease in computer expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $13,787 increased $329 from $13,458 incurred in the first three months of 2021.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $898 for the first three months of 2022 increased $214 from the $684 gain in the first three months of 2021. We sold more units of equipment, but at a lower average gain per unit during the first three months of 2022 as compared with the first three months of 2021.
Interest Expense--Interest expense of $1,445 increased $171 from the $1,274 incurred in the first three months of 2021. The increase was attributable to increased interest rates during the first three months of 2022, as compared with the first three months of 2021.
Other, Net--Other expense, net, of $2,337 increased $287 from the $2,050 expense incurred in the first three months of 2021 and consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first three months of 2022 were $220, as compared to $1,292 for the first three months of 2021. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first three months of 2022 was 11.0%. Our effective tax rate for the first three months of 2021 was 22.6%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of state and local taxes, which was partially offset by favorable discrete items.
Net Income--Net income of $1,782 for the first three months of 2022 was $2,645 less than the net income of $4,427 for the first three months of 2021.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three months ended April 2, 2022 and April 3, 2021 were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash provided by (used in):
Operating activities	$28,285	$22,395
Investing activities	(37,119)	(26,066)
Financing activities	11,116	16,195
Effect of exchange rate changes on cash	35	36
Increase in cash	$2,317	$12,560
Cash Provided By Operating Activities--Cash provided by operating activities was $28,285 for the first three months of 2022, a $5,890 increase when compared to the first three months of 2021. The $5,890 increase in operating cash flow was primarily attributable to the change of $27,691 related to accounts payable and accrued expenses, and the change of $9,272 related to other operating assets and liabilities, partially offset by a change of $30,008 related to accounts receivable.
Overall, accounts receivable decreased $2,015 during the first three months of 2022, as compared to a decrease of $32,023 during the first three months of 2021. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2022 increased by five days to 73 days, compared to 68 days at the end of the first three months of 2021.
Accounts payable and accrued expenses decreased $2,041 in the first three months of 2022, a change of $27,691 compared to the $29,732 decrease in the first three months of 2021. The change was primarily related to the timing of estimated income tax payments and employer payroll taxes payable deferred in 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act. Self-insurance accruals increased $5,076 in the first three months of 2022, which was $435 more than the increase of $4,641 experienced in the first three months of 2021. The increase was attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
Other operating assets and liabilities decreased $1,347 in the first three months of 2022, a change of $9,272 compared to the $7,925 increase in the first three months of 2021. The change was primarily attributable to cloud computing arrangements.
Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2022 was $37,119, a $11,053 increase when compared to the first three months of 2021. The increase was primarily the result of increases in purchases of equipment and land and buildings and self-insurance investments, partially offset by a decrease in purchases of businesses.
Cash Provided By Financing Activities--Cash provided by financing activities was $11,116 during the first three months of 2022, a change of $5,079 as compared with the $16,195 provided during the first three months of 2021. During the first three months of 2022, our

Index
revolving credit facility, net provided $23,949 in cash as compared with $25,000 provided during the first three months of 2021. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable decreased $9,190 during the first three months of 2022, an increase of $3,218 when compared to the $5,972 decrease in the first three months of 2021. Treasury share transactions (purchases and sales) used $2,094 for the first three months of 2022, $1,093 more than the $1,001 used in the first three months of 2021. Dividends paid of $782 during the first three months of 2022 increased $211 as compared with $571 paid in the first three months of 2021, in part due to the increase in dividend paid per share implemented during the second and fourth quarters of 2021.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note P, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $467 and $195 during the three months ended April 2, 2022 and April 3, 2021, respectively. Share repurchases, other than redeemable common shares, approximated $6,537 and $3,549 during the three months ended April 2, 2022 and April 3, 2021, respectively.
Contractual Obligations Summary and Commercial Commitments
As of April 2, 2022, total commitments related to issued letters of credit were $88,365, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,133 were issued under short-term lines of credit. As of December 31, 2021, total commitments related to issued letters of credit were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,130 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2022 through 2026. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At April 2, 2022, we had working capital of $132,178, short-term lines of credit approximating $8,535 and $251,342 available under our revolving credit facility.
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
As discussed in our annual report on Form 10-K for the year ended December 31, 2021, we believe that our policies related to revenue recognition, the allowance for credit losses, stock valuation and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "might," "expects," "plans," "anticipates," "believes," "estimates," "seeks," "predicts," "potential," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements, some of which have been, and may further be, exacerbated by the COVID-19 pandemic. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: the continued impact of the COVID-19 pandemic and the responses thereto, including any mandatory vaccination requirements that may be applicable; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and increased wage rates that may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, such as the current increases arising from the effects of the Russia-Ukraine conflict; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the effect of various economic factors that may adversely impact our customers’ spending and pricing for our services, including the impact of inflationary pressures, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of public market for

Index
such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of COVID-19 and the Russia-Ukraine conflict limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; and our inability to properly verify the employment eligibility of our employees.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual future results.
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part I - Item 1A. Risk Factors." of our annual report on Form 10-K for the year ended December 31, 2021.
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our reported market risks or risk management policies since the filing of our 2021 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 11, 2022.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. Two of the three individually charged defendants have pled guilty to charges on March 28, 2022 and April 11, 2022 but have not yet been sentenced. A third individual criminally charged defendant is scheduled to go to trial in August 2022.
Previously, on December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation and have met with both the civil and criminal divisions of the Department of Justice ("DOJ") to resolve the matter. Due to pandemic-related issues and delays on the side of the DOJ, the matter currently remains unresolved.
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

Index
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases, including Walker, as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all five of the individual actions are stayed in their home jurisdictions. The next case management conference in JCCP No. 4955 was held on February 24, 2022. At that case management conference, the Court ordered a mediation between the Plaintiffs and Davey Tree related to Davey Tree's contracts with PG&E. This mediation shall be scheduled by May 27, 2022, with the mediation to occur thereafter. This mediation would include Davey Tree, the Fire Victim Trust, and all other plaintiff groups. Separately, the court ordered that all parties shall participate in a global mediation, including selecting a mediator, shall begin the process of securing a mediation date by May 27, 2022, and shall complete a first session of a mediation by October 28, 2022.
The Defendants have also received evidence from the Plaintiff's Trust and PG&E collected by those parties during the PG&E bankruptcy proceedings and Davey Tree's experts have begun their initial inspection of the evidence. Davey Tree has responded to all claims asserted by the Plaintiffs in these actions, denying all liability in these cases and is vigorously defending against Plaintiffs' alleged claims.
In all cases, the Company denies all liability and will vigorously defend the actions.

Index
Item 1A.Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2021, includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2021 Form 10-K during the three months ended April 2, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2022
January 1 to January 29	1,285	$18.10	—	3,845,851
January 30 to February 26	5,620	18.10	—	3,845,851
February 27 to April 2	382,610	18.10	—	3,845,851
Total First Quarter	389,515	18.10	—

Total Year-to-Date	389,515	$18.10	—

(1) During the three months ended April 2, 2022, the Company purchased 389,515 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 3,845,851 remained available under the program, as of April 2, 2022. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 6.Exhibits.
See the Exhibit Index below.

Index
Exhibit Index

Exhibit No.	Description

10.1*
Amendment to The Davey Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2022).

10.2*	Employment agreement by and among The Davey Tree Expert Company and Erika J. Schoenberger dated July 24, 2018.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

* Management contracts or compensatory plans or arrangements.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	May 11, 2022	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	May 11, 2022	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)