Form 10-Q
period 2022-07-02
DAVEY TREE EXPERT CO
filed 2022-08-12
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 02, 2022
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 44,016,789 Common Shares, $.50 par value, outstanding as of August 5, 2022. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 2, 2022

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	9
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	9
	D	—	Business Combinations	11
	E	—	Marketable Securities	12
	F	—	Identified Intangible Assets and Goodwill, Net	13
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	14
	H	—	Leases	17
	I	—	Stock-Based Compensation	18
	J	—	Income Taxes	21
	K	—	Accumulated Other Comprehensive Income (Loss)	22
	L	—	Per Share Amounts and Common Shares Outstanding	24
	M	—	Operations by Business Segment	25
	N	—	Revenue Recognition	28
	O	—	Fair Value Measurements and Financial Instruments	30
	P	—	Commitments and Contingencies	33
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			37
	Results of Operations			38
	Liquidity and Capital Resources			43
	Cash Flow Summary			43
	Contractual Obligations Summary and Commercial Commitments			45
	Capital Resources			45
	Critical Accounting Policies and Estimates			45
	Note Regarding Forward-Looking Statements			46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			47

Item 4.	Controls and Procedures			47

Part II.	Other Information			47

Item 1.	Legal Proceedings			47

Item 1A.	Risk Factors			49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			50

Item 6.	Exhibits			51

Exhibit Index				52

Signatures				53

"We," "us," "our," the "Company," "The Registrant," "Davey" and "Davey Tree," unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 2, 2022	December 31, 2021
Assets
Current assets:
Cash	$10,462	$19,460
Accounts receivable, net	319,845	278,280
Operating supplies	16,084	12,662
Other current assets	27,753	37,853
Total current assets	374,144	348,255
Property and equipment, net	253,367	227,985
Right-of-use assets - operating leases	95,162	86,423
Marketable securities and other investments	39,174	25,401
Other assets	15,085	17,264
Intangible assets, net	11,623	11,633
Goodwill	58,326	55,980
Total assets	$846,881	$772,941
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$44,774	$43,021
Accrued expenses	75,985	75,138
Current portion of long-term debt and finance lease liabilities	11,108	25,268
Other current liabilities	78,094	77,549
Total current liabilities	209,961	220,976
Long-term debt	182,083	123,531
Lease liabilities - finance leases	8,395	8,646
Lease liabilities - operating leases	62,789	57,335
Self-insurance accruals	88,481	77,099
Other noncurrent liabilities	12,279	11,583
Total liabilities	563,988	499,170
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 9,042 and 9,392 shares at redemption value as of July 2, 2022 and December 31, 2021	163,658	169,931
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 76,786 and 76,436 shares issued and outstanding before deducting treasury shares and which excludes 9,042 and 9,392 shares subject to redemption as of July 2, 2022 and December 31, 2021	38,645	38,379
Additional paid-in capital	151,752	135,897
Common shares subscribed, unissued	533	—
Retained earnings	266,745	239,979
Accumulated other comprehensive loss	(4,829)	(4,173)
	452,846	410,082
Less: Cost of common shares held in treasury; 42,096 shares at July 2, 2022 and 41,325 shares at December 31, 2021	333,611	306,242
Total common shareholders' equity	119,235	103,840
Total liabilities and shareholders' equity	$846,881	$772,941

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues	$401,959	$355,476	$744,603	$654,297

Costs and expenses:
Operating	251,554	219,275	485,761	418,310
Selling	68,155	58,836	128,951	111,523
General and administrative	30,055	23,622	59,050	48,973
Depreciation and amortization	13,515	13,702	27,302	27,160
Gain on sale of assets, net	(2,052)	(1,983)	(2,950)	(2,667)
Total costs and expenses	361,227	313,452	698,114	603,299

Income from operations	40,732	42,024	46,489	50,998

Other income (expense):
Interest expense	(1,703)	(1,370)	(3,148)	(2,644)
Interest income	159	53	186	122
Other, net	(2,533)	(1,200)	(4,870)	(3,250)

Income before income taxes	36,655	39,507	38,657	45,226

Income taxes	9,870	10,964	10,090	12,256

Net income	$26,785	$28,543	$28,567	$32,970

Net income per share:*
Basic	$.61	$.63	$.64	$.73
Diluted	$.58	$.60	$.61	$.69

Weighted-average shares outstanding:*
Basic	44,052	45,205	44,333	45,443
Diluted	46,464	47,489	46,650	47,702

* Prior period has been adjusted for the two-for-one stock split effected in October 2021.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$26,785	$28,543	$28,567	$32,970
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,001)	443	(521)	893
Unrealized loss on available-for-sale securities	(181)	—	(181)	—
Amortization of defined benefit pension items:
Net actuarial loss	18	25	37	50
Prior service cost	4	12	9	24
Defined benefit pension plan adjustments	22	37	46	74

Other comprehensive income (loss), net of tax	(1,160)	480	(656)	967

Comprehensive income	$25,625	$29,023	$27,911	$33,937

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at April 2, 2022	$38,068	$135,315	$—	$240,929	$(3,669)	$(310,519)	$100,124
Net income	—	—	—	26,785	—	—	26,785
Change in 401KSOP and ESOP related shares	577	9,860	—	—	—	—	10,437
Shares sold to employees	—	5,491	—	—	—	4,806	10,297
Options exercised	—	(472)	—	—	—	2,072	1,600
Subscription shares	—	—	533	—	—	—	533
Stock-based compensation	—	1,558	—	—	—	—	1,558
Dividends, $.020 per share	—	—	—	(969)	—	—	(969)
Currency translation adjustments	—	—	—	—	(1,001)	—	(1,001)
Defined benefit pension plans	—	—	—	—	22	—	22
Available-for-sale securities	—	—		—	(181)	—	(181)
Shares purchased	—	—	—	—	—	(29,970)	(29,970)
Balances at July 2, 2022	$38,645	$151,752	$533	$266,745	$(4,829)	$(333,611)	$119,235

Balances at January 1, 2022	$38,379	$135,897	$—	$239,979	$(4,173)	$(306,242)	$103,840
Net income	—	—	—	28,567	—	—	28,567
Change in 401KSOP and ESOP related shares	266	6,055	—	(50)	—	—	6,271
Shares sold to employees	—	8,360	—	—	—	7,000	15,360
Options exercised	—	(1157)	—	—	—	2,605	1,448
Subscription shares	—	—	533	—	—	—	533
Stock-based compensation	—	2,597	—	—	—	—	2,597
Dividends, $.038 per share	—	—	—	(1,751)	—	—	(1,751)
Currency translation adjustments	—	—	—	—	(521)	—	(521)
Defined benefit pension plans	—	—	—	—	46	—	46
Available-for-sale securities	—	—		—	(181)	—	(181)
Shares purchased	—	—	—	—	—	(36,974)	(36,974)
Balances at July 2, 2022	$38,645	$151,752	$533	$266,745	$(4,829)	$(333,611)	$119,235

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at April 3, 2021	$37,737	$109,774	$—	$210,567	$(4,060)	$(272,337)	$81,681
Net income	—	—	—	28,543	—	—	28,543
Change in 401KSOP and ESOP related shares	312	9,063	—	(13,628)	—	—	(4,253)
Shares sold to employees	—	4,104	—	—	—	4,231	8,335
Options exercised	—	(45)	—	—	—	1,375	1,330
Stock-based compensation	—	926	—	—	—	—	926
Dividends, $.015 per share *	—	—	—	(775)	—	—	(775)
Currency translation adjustments	—	—	—	—	443	—	443
Defined benefit pension plans	—	—	—	—	37	—	37
Shares purchased	—	—	—	—	—	(23,522)	(23,522)
Balances at July 3, 2021	$38,049	$123,822	$—	$224,707	$(3,580)	$(290,253)	$92,745

Balances at January 1, 2021	$37,801	$110,069	$—	$206,711	$(4,547)	$(270,360)	$79,674
Net income	—	—	—	32,970	—	—	32,970
Change in 401KSOP and ESOP related shares	248	7,208	—	(13,628)	—	—	(6,172)
Shares sold to employees	—	5,443	—	—	—	5,352	10,795
Options exercised	—	(408)	—	—	—	2,021	1,613
Stock-based compensation	—	1,510	—	—	—	—	1,510
Dividends, $.028 per share *	—	—	—	(1,346)	—	—	(1,346)
Currency translation adjustments	—	—	—	—	893	—	893
Defined benefit pension plans	—	—	—	—	74	—	74
Shares purchased	—	—	—	—	—	(27,266)	(27,266)
Balances at July 3, 2021	$38,049	$123,822	$—	$224,707	$(3,580)	$(290,253)	$92,745

*Per share amount adjusted for the two-for-one stock split effected in October 2021.

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
Operating activities
Net income	$28,567	$32,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,302	27,160
Other	363	(1,029)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(41,882)	6,954
Accounts payable and accrued expenses	2,654	(13,492)
Self-insurance accruals	8,969	7,235
Prepaid expenses	14,633	11,670
Other, net	1,681	432
	13,720	38,930
Net cash provided by operating activities	42,287	71,900
Investing activities
Capital expenditures:
Equipment	(40,510)	(33,617)
Land and buildings	(9,336)	(6,257)
Purchases of businesses, net of cash acquired and debt incurred	(3,366)	(8,405)
Proceeds from sales of property and equipment	3,378	4,231
Purchases of marketable securities	(22,894)	—
Proceeds from sale of marketable securities	1,274	—
Net cash used in investing activities	(71,454)	(44,048)
Financing activities
Revolving credit facility borrowings	331,941	142,306
Revolving credit facility payments	(273,096)	(118,655)
Purchase of common shares for treasury	(36,974)	(27,266)
Sale of common shares from treasury	17,341	12,408
Dividends paid	(1,751)	(1,346)
Proceeds from notes payable	24,803	160,914
Payments of notes payable	(40,442)	(176,794)
Payments of finance leases	(1,639)	(2,049)
Net cash provided by (used in) financing activities	20,183	(10,482)
Effect of exchange rate changes on cash	(14)	95
(Decrease)/increase in cash	(8,998)	17,465
Cash, beginning of period	19,460	16,201
Cash, end of period	$10,462	$33,666
Supplemental cash flow information follows:
Interest paid	$3,074	$2,579
Income taxes paid	5,419	14,093

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
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
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first six months of our 2022 fiscal year, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear. The extent to which our operations may be impacted by COVID-19 will depend largely on future developments, which are highly uncertain due to its continual evolution, such as resurgences in cases and the emergence of new strains of COVID-19, and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the pandemic or treat its impact, including reimposing previously-lifted measures and the possibility additional measures will be put in place, among other things.
Our business continues to be impacted by a number of other macro-economic factors, in addition to the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs and a highly competitive labor market, have created an inflationary environment and cost pressures.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended July 2, 2022 is referred to as the second quarter of 2022, and the fiscal quarter ended July 3, 2021 is referred to as the second quarter of 2021.
Recent Accounting Guidance
Accounting Standard Not Yet Adopted
Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848)--In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The guidance of this ASU is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. In January 2021, the FASB amended ASU 2020-04 by issuing Accounting Standards Update No. 2021-01, Reference Rate Reform Scope ("ASU 2021-01"). ASU 2021-01 clarifies the scope of optional expedients and exceptions to derivatives that are affected by the discounting transition. The Company is currently reviewing its agreements impacted by the reference rate reform and does not expect these ASUs to have a material impact to the Company’s financial statements.
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and six months ended July 2, 2022 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	July 2, 2022	December 31, 2021
Accounts receivable	$234,688	$215,336
Unbilled receivables(1)	88,464	65,957
	323,152	281,293
Less allowances for credit losses	3,307	3,013
Accounts receivable, net	$319,845	$278,280
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	July 2, 2022	December 31, 2021
Refundable income taxes	$716	$1,346
Prepaid expenses	16,250	30,911
Assets invested for self-insurance	9,257	4,250
Other	1,530	1,346
Total	$27,753	$37,853

Property and equipment, net	July 2, 2022	December 31, 2021
Land and land improvements	$24,743	$22,129
Buildings and leasehold improvements	70,379	63,933
Equipment	665,841	646,552
	760,963	732,614
Less accumulated depreciation	507,596	504,629
Total	$253,367	$227,985

Other assets, noncurrent	July 2, 2022	December 31, 2021
Investment--cost-method affiliate	$1,258	$1,258
Deferred income taxes	5,158	4,937
Cloud computing arrangements	4,073	6,530
Other	4,596	4,539
Total	$15,085	$17,264

Accrued expenses	July 2, 2022	December 31, 2021
Employee compensation	$27,490	$37,828
Accrued compensated absences	12,047	11,007
Self-insured medical claims	4,737	2,891
Income tax payable	4,075	145
Customer advances, deposits	4,331	4,009
Taxes, other than income	17,701	13,789
Other	5,604	5,469
Total	$75,985	$75,138

Other current liabilities	July 2, 2022	December 31, 2021
Current portion of:
Lease liability-operating leases	$31,641	$28,682
Self-insurance accruals	46,453	48,867
Total	$78,094	$77,549

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)

Other noncurrent liabilities	July 2, 2022	December 31, 2021
Non-qualified retirement plans	$9,231	$8,713
Other	3,048	2,870
Total	$12,279	$11,583
D.    Business Combinations
Our cash investments in businesses during the first six months of 2022 were $3,366 and we issued debt, in the form of notes payable to the sellers, of $870 which have been included in our Residential and Commercial and Utility segments. In the first six months of 2022, we also made a payment of $100 for a contingent liability incurred in an acquisition made during the fourth quarter of 2021. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2021, our cash investments in businesses was $11,725 and debt issued, in the form of notes payable to the sellers, was $2,961.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Six Months Ended July 2, 2022	Year Ended December 31, 2021
Detail of acquisitions:
Assets acquired:
Cash	$—	$292
Receivables	—	509
Operating supplies	15	1,044
Prepaid expense	—	203
Equipment	825	4,049
Deposits and other	436	1,574
Intangible assets	1,572	3,005
Goodwill	2,379	7,723
Deferred credit - gain on bargain purchase	(663)	—
Liabilities assumed	(328)	(3,713)
Debt issued for purchases of businesses	(870)	(2,961)
Cash paid	$3,366	$11,725
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the three and six months ended July 2, 2022 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the six months ended July 2, 2022, are not material and, accordingly, are not provided.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at July 2, 2022 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
July 2, 2022
Fixed maturity:
United States Government and agency securities	$10,042	$1	$(191)	$9,852
Corporate notes and bonds	315	—	(39)	276
Total available-for-sale debt securities	$10,357	$1	$(230)	$10,128

December 31, 2021
Fixed maturity:
United States Government and agency securities	$3,244	$11	$(25)	$3,230
Corporate notes and bonds	174	2	—	176
Total available-for-sale debt securities	$3,418	$13	$(25)	$3,406
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current and long-term assets totaling $10,128 and $3,406 at July 2, 2022 and December 31, 2021, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held approximately 24,443 and 11,386 in marketable equity securities as of July 2, 2022 and December 31, 2021, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
The net carrying values of available-for-sale debt securities at July 2, 2022 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$5,006	$5,007
One year through five years	3,068	2,989
Six years through ten years	260	228
After ten years	2,023	1,904
Total	$10,357	$10,128
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	July 2, 2022		December 31, 2021
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$33,308	$25,166	$32,294	$24,090
Employment-related	10,341	8,584	9,946	8,301
Tradenames	8,581	6,857	8,426	6,642
Amortized intangible assets	52,230	$40,607	50,666	$39,033
Less accumulated amortization	40,607		39,033
Identified intangible assets, net	$11,623		$11,633

Goodwill	$58,326		$55,980
The changes in the carrying amounts of goodwill, by segment, for the six months ended July 2, 2022 and the year ended December 31, 2021 were as follows:

	Balance at January 1, 2022	Acquisitions	Translation and Other Adjustments	Balance at July 2, 2022
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	51,069	2,379	(33)	53,415
Total	$55,980	$2,379	$(33)	$58,326

	Balance at January 1, 2021	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2021
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	43,345	7,723	1	51,069
Total	$48,256	$7,723	$1	$55,980

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of July 2, 2022, was as follows:

Estimated Future Amortization Expense
Remaining six months of 2022	$1,614
2023	3,105
2024	2,784
2025	2,001
2026	1,162
2027	680
Thereafter	277
$11,623
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,162. At July 2, 2022, we had $9,034 available under the lines of credit and $2,128 committed through issued letters of credit. Borrowings outstanding generally bear interest at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%.
Our long-term debt consisted of the following:

	July 2, 2022	December 31, 2021
Revolving credit facility:
Swing-line borrowings	$5,677	$16,832
LIBOR borrowings	100,000	30,000
	105,677	46,832
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	75,000
Term loans	10,406	25,182
	191,083	147,014
Less debt issuance costs	597	674
Less current portion	8,403	22,809
	$182,083	$123,531
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
subject to certain further restrictions as described in the credit agreement. As of July 2, 2022, we had unused commitments under the facility approximating $216,446, with $108,554 committed, consisting of borrowings of $105,677 and issued letters of credit of $2,877.
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at July 2, 2022 were as follows: 2022--$7,247; 2023--$1,786; 2024--$16,083; 2025--$15,290; 2026--$120,677; 2027--$15,000; and thereafter $15,000.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
Accounts Receivable Securitization Facility--In June 2022, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one-year period, to June 29, 2023. In addition to extending the termination date for another year, the amendment replaced the London Interbank Offered Rate (LIBOR) interest rate provisions with customary provisions based on the secured overnight financing rate ("SOFR").
The AR Securitization program has a limit of $100,000, of which $83,355 was issued for LCs as of both July 2, 2022 and December 31, 2021.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of July 2, 2022--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to the term SOFR, plus .10% or, in certain circumstances, a base rate equal to the greatest of (i) the bank’s prime rate, (ii) the federal funds rate plus .50% and (iii) 1.00% above the Daily one month SOFR plus .10% and, following any default, 2.00% plus the greater of (a) the term SOFR plus .10% and (b) a base rate equal to the greatest of (i), (ii) and (iii) above.
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
Total Commitments Related to Issued Letters of Credit--As of July 2, 2022, total commitments related to issued LCs were $88,360, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,128 were issued under short-term lines of credit. As of December 31, 2021, total commitments related to issued LCs were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,130 were issued under short-term lines of credit.
As of July 2, 2022, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
H.    Leases
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

	Condensed Consolidated Balance Sheet Classification	July 2, 2022	December 31, 2021
Assets
Operating lease assets	Right-of-use assets - operating leases	$95,162	$86,423
Finance lease assets	Property and equipment, net	11,781	11,592
Total lease assets		$106,943	$98,015
Liabilities
Current operating lease liabilities	Other current liabilities	$31,641	$28,682
Non-current operating lease liabilities	Lease liabilities - operating leases	62,789	57,335
Total operating lease liabilities		94,430	86,017
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	2,705	2,459
Non-current finance lease liabilities	Lease liabilities - finance leases	8,395	8,646
Total finance lease liabilities		11,100	11,105
Total lease liabilities		$105,530	$97,122
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Six Months Ended
	Condensed Consolidated Statements of Operations Classification	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Operating lease cost	Operating expense	$6,427	$4,400	$12,446	$8,100
Operating lease cost	Selling expense	2,821	2,566	5,566	5,087
Operating lease cost	General and administrative expense	290	293	579	577
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	715	645	1,445	1,233
Interest expense on lease liabilities	Interest expense	62	44	122	82
Other lease cost (1)	Operating expense	1,153	965	2,342	1,840
Other lease cost (1)	Selling expense	407	337	824	653
Other lease cost (1)	General and administrative expense	23	7	32	20
Total lease cost		$11,898	$9,257	$23,356	$17,592
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of July 2, 2022 was 3.8 years for operating leases and 4.6 years for finance leases.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of July 2, 2022 was 2.72% for operating leases and 2.21% for finance leases.

Supplemental Cash Flow Information Related to Leases	Six Months Ended
	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(18,957)	$(13,919)
Operating cash flows from finance leases	(122)	(82)
Financing cash flows from finance leases	(1,639)	(2,049)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	27,537	35,437
Finance leases	1,634	2,931

Maturity Analysis of Lease Liabilities	As of July 2, 2022
	Operating Leases	Finance Leases
Remaining six months of 2022	$17,867	$1,301
2023	29,487	2,813
2024	22,109	2,682
2025	15,077	2,070
2026	8,094	1,744
2027	2,632	786
Thereafter	4,116	270
Total lease payments	99,382	11,666
Less interest	4,952	566
Total	$94,430	$11,100
I.    Stock-Based Compensation
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
July 2, 2022
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Compensation expense, all share-based payment plans	$2,316	$1,374	$3,586	$2,265
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $914 being recognized for the six months ended July 2, 2022 and $770 for the six months ended July 3, 2021.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $219 for the six months ended July 2, 2022 and $256 for the six months ended July 3, 2021. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
The following table summarizes our SSARs as of July 2, 2022.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2022	87,534	$1.92
Granted	—	—
Forfeited	—	—
Vested	(43,752)	1.92
Unvested, July 2, 2022	43,782	$1.92	0.5 years	$40	$792

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs was $44 for the six months ended July 2, 2022 and $82 for the six months ended July 3, 2021.
Restricted Stock Units--During the six months ended July 2, 2022, the Compensation Committee awarded 336,664 PRSUs to certain management employees and 14,693 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of July 2, 2022.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2022	740,160	$12.49
Granted	351,357	17.89
Forfeited	(500)	17.89
Vested	(171,688)	10.86
Unvested, July 2, 2022	919,329	$14.86	2.2 years	$9,424	$16,640
Employee PRSUs	861,628	$14.89	2.2 years	$8,905	$15,596
Nonemployee Director RSUs	57,701	$14.42	2.6 years	$519	$1,044

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $2,409 for the six months ended July 2, 2022 and $1,157 for the six months ended July 3, 2021.
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
July 2, 2022
(Amounts in thousands, except share data)
analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Six Months Ended
	July 2, 2022	July 3, 2021
Volatility rate	9.7%	9.9%
Risk-free interest rate	1.7%	.3%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 2, 2022.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,350,934	$8.56
Granted	—	—
Exercised	(201,901)	8.28
Forfeited	(11,910)	8.08
Outstanding, July 2, 2022	2,137,123	$8.59	4.4 years	$20,324

Exercisable, July 2, 2022	1,749,031	$8.00	3.7 years	$17,665

As of July 2, 2022, there was approximately $568 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 1.4 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the six months ended July 2, 2022 was 27.3%. Our actual effective tax rate was 26.9% and 27.8% for the three months ended July 2, 2022 and July 3, 2021, respectively. Our actual effective tax rate was 26.1% and 27.1% for the six months ended July 2, 2022 and July 3, 2021, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
and therefore have a larger impact on the rate based on our net income before tax in the first six months compared to the impact it will have on the rate for the full year.
As of July 2, 2022, we had unrecognized tax benefits of $739, of which $365 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $60. At December 31, 2021, we had unrecognized tax benefits of $700, of which $327 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $56. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2017. As of July 2, 2022, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and six months ended July 2, 2022 and July 3, 2021:

Three Months Ended July 2, 2022	Foreign Currency	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 2, 2022	$(3,174)	$—	$(495)	$(3,669)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(1,001)	$—	$—	$(1,001)
Unrealized losses	—	(237)	—	(237)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	31	39
Tax effect	—	48	(9)	39
Net of tax amount	(1,001)	(181)	22	(1,160)
Balance at July 2, 2022	$(4,175)	$(181)	$(473)	$(4,829)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)

Three Months Ended July 3, 2021	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2021	$(3,288)	$—	$(772)	$(4,060)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$443	$—	$—	$443
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	50	50
Tax effect	—	—	(13)	(13)
Net of tax amount	443	—	37	480
Balance at July 3, 2021	$(2,845)	$—	$(735)	$(3,580)

Six Months Ended July 2, 2022	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(3,654)	$—	$(519)	$(4,173)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(521)	$—	$—	$(521)
Unrealized losses	—	(237)	—	(237)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	62	70
Tax effect	—	48	(16)	32
Net of tax amount	(521)	(181)	46	(656)
Balance at July 2, 2022	$(4,175)	$(181)	$(473)	$(4,829)

Six Months Ended July 3, 2021	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(3,738)	$—	$(809)	$(4,547)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$893	$—	$—	$893
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	100	100
Tax effect	—	—	(26)	(26)
Net of tax amount	893	—	74	967
Balance at July 3, 2021	$(2,845)	$—	$(735)	$(3,580)
The change in defined benefit pension plans of $31 and $62 for the three and six months ended July 2, 2022, respectively, and $50 and $100 for the three and six months ended July 3, 2021, respectively, was included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
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

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income available to common shareholders:
Net income	$26,785	$28,543	$28,567	$32,970

Weighted-average shares (in thousands):
Basic:
Basic weighted-average shares	44,052	45,205	44,333	45,443

Diluted:
Basic from above	44,052	45,205	44,333	45,443
Incremental shares from assumed:
Exercise of stock options and awards	2,412	2,284	2,317	2,259
Diluted weighted-average shares	46,464	47,489	46,650	47,702

Net income per share:
Basic	$.61	$.63	$.64	$.73

Diluted	$.58	$.60	$.61	$.69
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended July 2, 2022 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2022	35,110,432	9,391,790	44,502,222
Shares purchased	(1,220,807)	(815,712)	(2,036,519)
Shares sold	448,791	465,802	914,593
Options and awards exercised	351,160	—	351,160
Shares outstanding at July 2, 2022	34,689,576	9,041,880	43,731,456
On July 2, 2022, we had 43,731,456 common and redeemable shares outstanding and employee options exercisable to purchase 1,749,031 common shares.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
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
2022 Subscription Offering
Beginning April 2022, the Company offered to eligible employees and nonemployee directors the right to subscribe to a maximum of 2,666,667 common shares of the Company (including shares that may be issued upon the exercise of stock rights) at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company’s Board of Directors. The offering period ended on August 1, 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share.
Participants in the subscription offering who purchased common shares for an aggregate purchase price of less than $5 were required to pay with cash. All participants (excluding Company directors and officers) purchasing common shares for an aggregate purchase price of $5 or more had an option to finance their purchase through a down-payment of at least 10% of the total purchase price and a seven-year promissory note for the balance due with interest at the greater of 3.15% or the applicable federal rate in effect as of August 1, 2022, which was 3.15%. Payments on the promissory note can be made either by payroll deductions or annual lump-sum payments of both principal and interest.Common shares purchased in the offering were pledged as security for the payment of the promissory note, and the common shares will not be issued until the promissory note is paid-in-full. Dividends will be paid on all subscribed shares, subject to forfeiture to the extent that payment is not ultimately made for the shares.
All participants in the offering who purchased in excess of $5 of common shares were granted a "right" to purchase one additional common share at a price of $18.10 per share for every three common shares purchased in the offering. As a result of the stock subscription, rights to purchase 490,968 common shares were granted. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted. A purchaser may not exercise a right once he or she ceases to be the Company's employee or non-employee director, as applicable.
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
July 2, 2022
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended July 2, 2022
Revenues	$215,428	$186,427	$104	$—		$401,959
Income (loss) from operations	19,747	28,467	(5,109)	(2,373)	(a)	40,732
Interest expense				(1,703)		(1,703)
Interest income				159		159
Other income (expense), net				(2,533)		(2,533)
Income before income taxes						$36,655
Segment assets, total	$320,714	$297,648	$—	$228,519	(b)	$846,881

Three Months Ended July 3, 2021
Revenues	$178,536	$176,280	$660	$—		$355,476
Income (loss) from operations	14,433	30,616	(2,564)	(461)	(a)	42,024
Interest expense				(1,370)		(1,370)
Interest income				53		53
Other income (expense), net				(1,200)		(1,200)
Income before income taxes						$39,507
Segment assets, total	$254,651	$281,192	$—	$169,678	(b)	$705,521

Six Months Ended July 2, 2022
Revenues	$420,595	$323,358	$650	$—		$744,603
Income (loss) from operations	32,470	29,555	(10,819)	(4,717)	(a)	46,489
Interest expense				(3,148)		(3,148)
Interest income				186		186
Other income (expense), net				(4,870)		(4,870)
Income before income taxes						$38,657
Segment assets, total	$320,714	$297,648	$—	$228,519	(b)	$846,881

Six Months Ended July 3, 2021
Revenues	$352,389	$300,787	$1,121	$—		$654,297
Income (loss) from operations	26,891	34,298	(8,666)	(1,525)	(a)	50,998
Interest expense				(2,644)		(2,644)
Interest income				122		122
Other income (expense), net				(3,250)		(3,250)
Income before income taxes						$45,226
Segment assets, total	$254,651	$281,192	$—	$169,678	(b)	$705,521
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
July 2, 2022
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and six months ended July 2, 2022 and July 3, 2021 by major sources:

Three Months Ended July 2, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$145,720	$107,463	$(85)	$253,098
Grounds maintenance	—	50,463	—	50,463
Storm damage services	1,498	2,049	—	3,547
Consulting and other	68,210	26,452	189	94,851
Total revenues	$215,428	$186,427	$104	$401,959

Geography:
United States	$204,964	$172,398	$104	$377,466
Canada	10,464	14,029	—	24,493
Total revenues	$215,428	$186,427	$104	$401,959

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)

Three Months Ended July 3, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$129,736	$102,756	$(33)	$232,459
Grounds maintenance	—	46,559	—	46,559
Storm damage services	(168)	1,615	—	1,447
Consulting and other	48,968	25,350	693	75,011
Total revenues	$178,536	$176,280	$660	$355,476

Geography:
United States	$167,994	$163,267	$660	$331,921
Canada	10,542	13,013	—	23,555
Total revenues	$178,536	$176,280	$660	$355,476

Six Months Ended July 2, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$282,679	$189,098	$(127)	$471,650
Grounds maintenance	—	82,059	—	82,059
Storm damage services	3,132	3,598	—	6,730
Consulting and other	134,784	48,603	777	184,164
Total revenues	$420,595	$323,358	$650	$744,603

Geography:
United States	$401,407	$300,637	$650	$702,694
Canada	19,188	22,721	—	41,909
Total revenues	$420,595	$323,358	$650	$744,603

Six Months Ended July 3, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$253,703	$174,721	$(196)	$428,228
Grounds maintenance	—	76,358	—	76,358
Storm damage services	3,945	2,798	—	6,743
Consulting and other	94,741	46,910	1,317	142,968
Total revenues	$352,389	$300,787	$1,121	$654,297

Geography:
United States	$331,678	$279,149	$1,121	$611,948
Canada	20,711	21,638	—	42,349
Total revenues	$352,389	$300,787	$1,121	$654,297

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $310 and $1,059 of revenue for the three and six months ended July 2, 2022, that was included in the contract liability balance at December 31, 2021 and $351 and $1,055 of revenue for the three and six months ended July 3, 2021, that was included in the contract liability balance at December 31, 2020. Net contract liabilities consisted of the following:

	July 2, 2022	December 31, 2021
Contract liabilities - current	$5,923	$3,888
Contract liabilities - noncurrent	1,938	1,845
Net contract liabilities	$7,861	$5,733
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at July 2, 2022 were as follows:

		Fair Value Measurements at July 2, 2022 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at July 2, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$4,250	$4,250	$—	$—
Certificates of deposits, noncurrent	9,609	9,609	—	—

Available-for-sale debt securities:
United States Government and agency securities	9,852	9,852	—	—
Corporate notes and bonds	276	276	—	—
Total available-for-sale debt securities	10,128	10,128	—	—

Marketable equity securities:
Mutual funds	15,658	15,658	—	—
Corporate stocks	2,184	2,184	—	—
Exchange traded funds	6,601	6,601	—	—
Total marketable equity securities	24,443	24,443	—	—

Liabilities:
Deferred compensation	$4,726	$—	$4,726	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 2, 2022
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2021 were as follows:

		Fair Value Measurements at December 31, 2021 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$4,250	$4,250	$—	$—
Certificates of deposits, noncurrent	10,609	10,609	—	—

Available-for-sale debt securities:
United States Government and agency securities	3,230	3,230	—	—
Corporate notes and bonds	176	176	—	—
Total available-for-sale debt securities	3,406	3,406	—	—

Marketable equity securities:
Mutual funds	7,476	7,476	—	—
Corporate stocks	1,934	1,934	—	—
Exchange traded funds	1,976	1,976	—	—
Total marketable equity securities	11,386	11,386	—	—

Liabilities:
Deferred compensation	$4,333	$—	$4,333	$—
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
July 2, 2022
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

	July 2, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$10,128	$10,128	$3,406	$3,406
Marketable equity securities	24,443	24,443	11,386	11,386

Liabilities:
Revolving credit facility, noncurrent	$105,677	$105,677	$46,832	$46,832
Senior unsecured notes, noncurrent	75,000	75,462	75,000	78,432
Term loans, noncurrent	2,003	2,011	2,373	2,431
Total	$182,680	$183,150	$124,205	$127,695
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
July 2, 2022
(Amounts in thousands, except share data)
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
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. Two of the three individually charged defendants have pled guilty to charges on March 28, 2022 and April 11, 2022 but have not yet been sentenced. A third individual criminally charged defendant is scheduled to go to trial in October 2022.
Previously, on December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation and have met with both the civil and criminal divisions of the Department of Justice ("DOJ") to resolve the matter. To date, the matter currently remains unresolved.
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
July 2, 2022
(Amounts in thousands, except share data)
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases, including Walker, as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all five of the individual actions are stayed in their home jurisdictions. The next case management conference in JCCP No. 4955 was held on February 24, 2022. At that case management conference, the Court ordered a mediation between the Plaintiffs and Davey Tree related to Davey Tree's contracts with PG&E. This mediation shall be scheduled by May 27, 2022, with the mediation to occur thereafter. This mediation would include Davey Tree, the Fire Victim Trust, and all other plaintiff groups. Separately, the court ordered that all parties shall participate in a global mediation, including selecting a mediator, shall begin the process of securing a mediation date by May 27, 2022, and shall complete a first session of a mediation by October 28, 2022. An initial mediation date for the parties has been set for October 2022.
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
July 2, 2022
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $1,837 and $1,279 as of July 2, 2022 and December 31, 2021, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $161,821 and $168,652 as of July 2, 2022 and December 31, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $163,658 and $169,931 as of July 2, 2022 and December 31, 2021, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Impact of COVID-19 and Recent Trends
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first six months of 2022, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear due to the inherent uncertainty surrounding COVID-19, given its continual evolution.
We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. We continue to provide additional administrative leave for employees affected by COVID-19 directly or indirectly. During the second and third quarters of 2021, we began to bring employees back to our corporate headquarters on a limited basis with increased safety protocols and in compliance with public health and government guidance and also began to lift travel restrictions in situations where necessary. In the first six months of 2022, we incurred expenses of $913 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment.
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

Index
Our business continues to be impacted by a number of other macro-economic factors, in addition to the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs, increasing interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.
In regard to consumer demand, since the onset of the COVID-19 pandemic, our business has experienced an increase in demand and sales. It remains unclear, however, if these demand trends will remain intact or if they will revert to more historical levels over time, particularly as inflation begins to impact discretionary spending.
Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last several months has led us to experience higher costs, including higher labor costs, costs for materials from suppliers and transportation costs, and, in the competitive markets in which we operate, we may not be able to increase our prices correspondingly to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our prices to pass through some of these higher costs to our customers; however, our ability to raise our prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
2022 Subscription Offering
Beginning April 2022, the Company is offering to eligible employees and nonemployee directors the right to subscribe to a maximum of 2,666,667 common shares of the Company at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company’s Board of Directors. The offering period ended on August 1, 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share. .

Index
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the change in such percentages for the periods presented.

	Three Months Ended			Six Months Ended
	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	62.5	61.8	.7	65.2	63.9	1.3
Selling	17.0	16.6	.4	17.3	17.0	.3
General and administrative	7.5	6.6	.9	7.9	7.5	.4
Depreciation and amortization	3.4	3.9	(.5)	3.7	4.2	(.5)
Gain on sale of assets, net	(.5)	(.6)	.1	(.4)	(.4)	—

Income from operations	10.1	11.8	(1.7)	6.2	7.8	(1.6)

Other income (expense):
Interest expense	(.4)	(.4)	—	(.4)	(.4)	—
Interest income	—	—	—	—	—	—
Other, net	(.6)	(.3)	(.3)	(.7)	(.5)	(.2)

Income before income taxes	9.1	11.1	(2.0)	5.2	6.9	(1.7)

Income taxes	2.4	3.1	(.7)	1.4	1.9	(.5)

Net income	6.7%	8.0%	(1.3)%	3.8%	5.0%	(1.2)%

Index

Second Quarter—Three Months Ended July 2, 2022 Compared to Three Months Ended July 3, 2021
Our results of operations for the three months ended July 2, 2022 compared to the three months ended July 3, 2021 were as follows:

	Three Months Ended
	July 2, 2022	July 3, 2021	Change	Percentage Change
Revenues	$401,959	$355,476	$46,483	13.1%

Costs and expenses:
Operating	251,554	219,275	32,279	14.7
Selling	68,155	58,836	9,319	15.8
General and administrative	30,055	23,622	6,433	27.2
Depreciation and amortization	13,515	13,702	(187)	(1.4)
Gain on sale of assets, net	(2,052)	(1,983)	(69)	3.5
	361,227	313,452	47,775	15.2

Income from operations	40,732	42,024	(1,292)	(3.1)
Other income (expense):
Interest expense	(1,703)	(1,370)	(333)	24.3
Interest income	159	53	106	200.0
Other, net	(2,533)	(1,200)	(1,333)	111.1
Income before income taxes	36,655	39,507	(2,852)	(7.2)

Income taxes	9,870	10,964	(1,094)	(10.0)

Net income	$26,785	$28,543	$(1,758)	(6.2)%
Revenues--Revenues of $401,959 increased $46,483 compared with $355,476 in the second quarter of 2021. Utility Services increased $36,892 or 20.7% compared with the second quarter of 2021. The increase was attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $10,147 or 5.8% from the second quarter of 2021. Increases were primarily in tree and plant care revenues, grounds maintenance revenue and consulting and other revenue.
Operating Expenses--Operating expenses of $251,554 increased $32,279 compared with the second quarter of 2021. Utility Services increased $25,089 or 19.1% compared with the second quarter of 2021 but, as a percentage of revenue, decreased to 72.4%. from 73.4%. The increase was primarily attributable to additional expenses for labor and benefits expenses, fuel expense, crew meals and lodging expenses, subcontractor expense, tools and parts expense and materials expense. Residential and Commercial Services increased $7,191 or 8.2% compared with the second quarter of 2021 and, as a percentage of revenue, increased to 50.7% from 49.5%. The increase was primarily attributable to increases in labor and benefits expenses, fuel expense, subcontractor expense, tools and parts expenses and materials expense.
Operating expenses for the second quarter of 2022 also included $57 of expenses related directly to COVID-19, including $51 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions, whether from the virus itself or government imposed restrictions or closures. For the second quarter of 2021, the Company had $394 of expenses directly related to COVID-19.

Index
Fuel costs of $16,942 increased $6,646, or 64.5%, from the $10,296 incurred in the second quarter of 2021 and impacted operating expenses within all segments. The $6,646 increase included usage increases approximating $504 and price increases approximating $6,142.
Selling Expenses--Selling expenses of $68,155 increased $9,319 compared with the second quarter of 2021 and, as a percentage of revenues, increased to 17.0% from 16.6%. Utility Services increased $5,240 or 26.8% compared to the second quarter of 2021 and, as a percentage of revenue, increased to 11.5% from 10.9%. The increase was primarily attributable to increases in field management wages and incentive expense and travel expenses. Residential and Commercial Services increased $3,945 or 9.7% from the second quarter of 2021 and, as a percentage of revenue, increased to 23.9% from 23.0%. The increase was primarily attributable to increases in field management and sales wage expenses, travel expense and office rent.
General and Administrative Expenses--General and administrative expenses of $30,055 increased $6,433 from $23,622 in the second quarter of 2021. The increase was primarily attributable to increases in professional services, travel expenses and salary expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $13,515 decreased $187 from $13,702 incurred in the second quarter of 2021.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,052 for the second quarter of 2022 increased $69 from the $1,983 gain in the second quarter of 2021. We sold a comparable number of units of equipment at a comparable gain per unit in the second quarter of 2022 as compared with the second quarter of 2021.
Interest Expense--Interest expense of $1,703 increased $333 from the $1,370 incurred in the second quarter of 2021. The increase was attributable to higher average borrowing and higher interest rates during the second quarter of 2022, as compared with the second quarter of 2021.
Other, Net--Other expense, net, of $2,533 increased $1,333 from the $1,200 of other expense incurred in the second quarter of 2021 and consisted of nonoperating income and expense, including pension expense and foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the second quarter of 2022 were $9,870, as compared to $10,964 for the second quarter of 2021. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the second quarter of 2022 was 26.9% as compared with the second quarter of 2021 effective tax rate of 27.8%.
Net Income--Net income of $26,785 for the second quarter of 2022 was $1,758 less than the $28,543 net income for the second quarter of 2021.

Index
First Six Months—Six Months Ended July 2, 2022 Compared to Six Months Ended July 3, 2021
Our results of operations for the six months ended July 2, 2022 compared to the six months ended July 3, 2021 were as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021	Change	Percentage Change
Revenues	$744,603	$654,297	$90,306	13.8%

Costs and expenses:
Operating	485,761	418,310	67,451	16.1
Selling	128,951	111,523	17,428	15.6
General and administrative	59,050	48,973	10,077	20.6
Depreciation and amortization	27,302	27,160	142	.5
Gain on sale of assets, net	(2,950)	(2,667)	(283)	10.6
	698,114	603,299	94,815	15.7

Income from operations	46,489	50,998	(4,509)	(8.8)
Other income (expense):
Interest expense	(3,148)	(2,644)	(504)	19.1
Interest income	186	122	64	52.5
Other, net	(4,870)	(3,250)	(1,620)	49.8
Income before income taxes	38,657	45,226	(6,569)	(14.5)

Income taxes	10,090	12,256	(2,166)	(17.7)

Net income	$28,567	$32,970	$(4,403)	(13.4)%
Revenues--Revenues of $744,603 increased $90,306 compared with $654,297 in the first six months of 2021. Utility Services increased $68,206 or 19.4% compared with the first six months of 2021. The increase was primarily attributable to new accounts, as well as increased work year-over-year on other accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $22,571 or 7.5% compared with the first six months of 2021. Increases were primarily in tree and plant care revenue, consulting and other revenue and grounds maintenance.
Operating Expenses--Operating expenses of $485,761 increased $67,451 compared with the first six months of 2021 and, as a percentage of revenues, increased to 65.2% from 63.9%. Utility Services increased $51,048 or 19.7% compared with the first six months of 2021 and, as a percentage of revenue, increased to 73.8% from 73.5%. The increase was attributable to increases in labor and benefits expense, fuel expense, equipment expense, materials expense, crew meals and lodging expenses, tools and parts expense and subcontractor expense. Residential and Commercial Services increased $16,113 or 10.2% compared with the first six months of 2021 and, as a percentage of revenue, increased to 53.9% from 52.5%. The increase was primarily attributable to increases in labor and benefits expense, fuel expense, equipment expense, tool expense and materials expense.
Operating expenses for the first six months of 2022 also included $913 of expenses related directly to COVID-19, including $714 for additional administrative leave offered to employees who were unable to work due to COVID-19-related restrictions. For the first six months of 2021, the Company had $854 of expenses directly related to COVID-19.

Index
Fuel costs of $29,136 increased $10,602, or 57.2%, from the $18,534 incurred in the first six months of 2021 and impacted operating expenses within all segments. The $10,602 increase included usage increases approximating $1,019 and price increases approximating $9,583.
Selling Expenses--Selling expenses of $128,951 increased $17,428 compared with the first six months of 2021 and, as a percentage of revenue, increased to 17.3% from 17.0%. Utility Services increased $9,280 or 23.4% compared to the first six months of 2021 and, as a percentage of revenue, increased to 11.6% from 11.3%. The increase was primarily attributable to increases in field management wages and field management travel expense. Residential and Commercial Services experienced an increase of $7,791 or 10.5% compared to the first six months of 2021 and, as a percentage of revenue, increased to 25.3% from 24.6%. The increase was primarily attributable to increases in field management wages, travel expense and incentive expense and rent expense.
General and Administrative Expenses--General and administrative expenses of $59,050 increased $10,077 from $48,973 in the first six months of 2021. The increase was primarily attributable to increases in salary and incentive expense, professional services expense and travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $27,302 increased $142 from $27,160 incurred in the first six months of 2021.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,950 for the first six months of 2022 increased $283 from the $2,667 gain in the first six months of 2021. We sold more units of equipment at a higher average gain per unit during the first six months of 2022 as compared with the first six months of 2021.
Interest Expense--Interest expense of $3,148 increased $504 from the $2,644 incurred in the first six months of 2021. The increase was attributable to higher average borrowing and increased interest rates during the first six months of 2022, as compared with the first six months of 2021.
Other, Net--Other expense, net, of $4,870 increased $1,620 from the $3,250 expense incurred in the first six months of 2021 and consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first six months of 2022 were $10,090, as compared to $12,256 for the first six months of 2021. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first six months of 2022 was 26.1%. Our effective tax rate for the first six months of 2021 was 27.1%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of state and local taxes, which was partially offset by favorable discrete items.
Net Income--Net income of $28,567 for the first six months of 2022 was $4,403 less than the net income of $32,970 for the first six months of 2021.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the six months ended July 2, 2022 and July 3, 2021 were as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash provided by (used in):
Operating activities	$42,287	$71,900
Investing activities	(71,454)	(44,048)
Financing activities	20,183	(10,482)
Effect of exchange rate changes on cash	(14)	95
(Decrease)/Increase in cash	$(8,998)	$17,465
Cash Provided By Operating Activities--Cash provided by operating activities was $42,287 for the first six months of 2022, a $29,613 decrease when compared to the first six months of 2021. The $29,613 decrease in operating cash flow was primarily attributable to the change of $48,836 related to accounts receivable, partially offset by a change of $16,146 related to accounts payable and accrued expenses, and the change of $1,249 related to other operating assets and liabilities.
Overall, accounts receivable increased $41,882 during the first six months of 2022, as compared to a decrease of $6,954 during the first six months of 2021. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2022 increased by nine days to 72 days, compared to 63 days at the end of the first six months of 2021.
Accounts payable and accrued expenses increased $2,654 in the first six months of 2022, a change of $16,146 compared to the $13,492 decrease in the first six months of 2021. The change was primarily related to the timing of estimated income tax payments and employer payroll taxes payable as well as compensated absence accruals. Self-insurance accruals increased $8,969 in the first six months of 2022, which was $1,734 more than the increase of $7,235 experienced in the first six months of 2021. The increase was attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
Other operating assets and liabilities increased $1,681 in the first six months of 2022, a change of $1,249 compared to the $432 decrease in the first six months of 2021. The change was primarily attributable to operating supplies.
Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2022 was $71,454, a $27,406 increase when compared to the first six months of 2021. The increase was primarily the result of increases in purchases of equipment and land and buildings and self-insurance investments, partially offset by a decrease in purchases of businesses.
Cash Provided By Financing Activities--Cash provided by financing activities was $20,183 during the first six months of 2022, a change of $30,665 as compared with the $10,482 used during the first six months of 2021. During the first six months of 2022, our revolving credit facility, net provided $58,845 in cash as compared with $23,651 provided during the first six months of 2021. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable decreased $15,639 during the first six months of 2022, an decrease of $241 when compared to the $15,880 decrease in the first six months of 2021. Treasury share transactions (purchases and sales) used $19,633 for the first six months of 2022, $4,775 more than the $14,858 used in the first six months of 2021. Dividends paid of $1,751 during the first six months of 2022 increased $405 as compared with $1,346 paid in the first six months of 2021, in part due to the increase in dividend paid per share implemented during the fourth quarter of 2021 and the second quarter of 2022.

Index
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $12,641 and $6,754 during the six months ended July 2, 2022 and July 3, 2021, respectively. Share repurchases, other than redeemable common shares, approximated $24,333 and $20,512 during the six months ended July 2, 2022 and July 3, 2021, respectively.
Contractual Obligations Summary and Commercial Commitments
As of July 2, 2022, total commitments related to issued letters of credit were $88,360, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,128 were issued under short-term lines of credit. As of December 31, 2021, total commitments related to issued letters of credit were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,130 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2022 through 2026. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At July 2, 2022, we had working capital of $164,183, short-term lines of credit approximating $9,034 and $216,446 available under our revolving credit facility.
For more information regarding our outstanding debt, see Note G, Short and Long-Term Debt and Commitments Related to Letters of Credit.
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "might," "expects," "plans," "anticipates," "believes," "estimates," "seeks," "predicts," "potential," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements, some of which have been, and may further be, exacerbated by the COVID-19 pandemic. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: the continued impact of the COVID-19 pandemic and the responses thereto; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and increased wage rates that may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, such as the recent increases and volatility arising from the effects of the Russia-Ukraine conflict; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the effect of various economic factors that may adversely impact our customers’ spending and pricing for our services, including the impact of inflationary pressures, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of COVID-19 and the Russia-Ukraine conflict, supply chain disruptions, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to

Index
successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; and our inability to properly verify the employment eligibility of our employees.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual future results, except as required by applicable securities laws.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index
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
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. Two of the three individually charged defendants have pled guilty to charges on March 28, 2022 and April 11, 2022 but have not yet been sentenced. A third individual criminally charged defendant is scheduled to go to trial in October 2022.
Previously, on December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential violations of immigration and other laws relating to the subject matter of the ongoing criminal investigation referenced above. The Company and Wolf Tree are cooperating with the investigation and have met with both the civil and criminal divisions of the Department of Justice ("DOJ") to resolve the matter. To date, the matter currently remains unresolved.
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

Index
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases, including Walker, as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all five of the individual actions are stayed in their home jurisdictions. The next case management conference in JCCP No. 4955 was held on February 24, 2022. At that case management conference, the Court ordered a mediation between the Plaintiffs and Davey Tree related to Davey Tree's contracts with PG&E. This mediation shall be scheduled by May 27, 2022, with the mediation to occur thereafter. This mediation would include Davey Tree, the Fire Victim Trust, and all other plaintiff groups. Separately, the court ordered that all parties shall participate in a global mediation, including selecting a mediator, shall begin the process of securing a mediation date by May 27, 2022, and shall complete a first session of a mediation by October 28, 2022. An initial mediation date for the parties has been set for October 2022.
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
Item 1A.Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2021, includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2021 Form 10-K during the six months ended July 2, 2022.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2022
January 1 to January 29	1,285	$18.10	—	3,845,851
January 30 to February 26	5,620	18.10	—	3,845,851
February 27 to April 2	382,610	18.10	—	3,845,851
Total First Quarter	389,515	18.10	—

April 3 to April 30	321,122	18.10	—	3,845,851
May 1 to May 28	927,994	18.10	—	3,845,851
May 29 to July 2	397,888	18.10	—	3,845,851
Total Second Quarter	1,647,004	18.10	—

Total Year-to-Date	2,036,519	$18.10	—

(1) During the six months ended July 2, 2022, the Company purchased 2,036,519 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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

Index
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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 3,845,851 remained available under the program, as of July 2, 2022. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 6.Exhibits.
See the Exhibit Index below.

Index
Exhibits

Exhibit No.	Description

10.1
Receivables Financing Agreement Amendment No. 10 dated June 30, 2022, among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2022).**

10.2*	The Davey 401KSOP and ESOP (January 1, 2022 Restatement.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

* Management contracts or compensatory plans or arrangements.
** Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	August 12, 2022	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	August 12, 2022	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)