Form 10-Q
period 2022-10-01
DAVEY TREE EXPERT CO
filed 2022-11-08
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 01, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 42,921,611 Common Shares, $.50 par value, outstanding as of November 4, 2022. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
October 1, 2022

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	9
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	9
	D	—	Business Combinations	10
	E	—	Marketable Securities	12
	F	—	Identified Intangible Assets and Goodwill, Net	13
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	14
	H	—	Leases	17
	I	—	Stock-Based Compensation	18
	J	—	Income Taxes	21
	K	—	Accumulated Other Comprehensive Income (Loss)	22
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	24
	M	—	Operations by Business Segment	25
	N	—	Revenue Recognition	28
	O	—	Fair Value Measurements and Financial Instruments	30
	P	—	Commitments and Contingencies	33
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			37
	Results of Operations			38
	Liquidity and Capital Resources			43
	Cash Flow Summary			44
	Contractual Obligations Summary and Commercial Commitments			45
	Capital Resources			45
	Critical Accounting Policies and Estimates			45
	Note Regarding Forward-Looking Statements			46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			47

Item 4.	Controls and Procedures			47

Part II.	Other Information			47

Item 1.	Legal Proceedings			47

Item 1A.	Risk Factors			49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			50

Item 6.	Exhibits			51

Exhibit Index				52

Signatures				53

"We," "us," "our," the "Company," "The Registrant," "Davey" and "Davey Tree," unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	October 1, 2022	December 31, 2021
Assets
Current assets:
Cash	$22,844	$19,460
Accounts receivable, net	326,291	278,280
Operating supplies	15,491	12,662
Other current assets	46,881	37,853
Total current assets	411,507	348,255
Property and equipment, net	262,701	227,985
Right-of-use assets - operating leases	95,350	86,423
Marketable securities and other investments	46,473	25,401
Other assets	14,304	17,264
Intangible assets, net	10,637	11,633
Goodwill	58,999	55,980
Total assets	$899,971	$772,941
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$45,942	$43,021
Accrued expenses	85,047	75,138
Current portion of long-term debt and finance lease liabilities	34,088	25,268
Other current liabilities	74,500	77,549
Total current liabilities	239,577	220,976
Long-term debt	174,579	123,531
Lease liabilities - finance leases	9,704	8,646
Lease liabilities - operating leases	62,586	57,335
Self-insurance accruals	96,487	77,099
Other noncurrent liabilities	12,181	11,583
Total liabilities	595,114	499,170
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 9,288 and 9,392 shares at redemption value as of October 1, 2022 and December 31, 2021	168,120	169,931
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 76,539 and 76,436 shares issued and outstanding before deducting treasury shares and which excludes 9,288 and 9,392 shares subject to redemption as of October 1, 2022 and December 31, 2021	38,398	38,379
Additional paid-in capital	154,111	135,897
Common shares subscribed, unissued	23,954	—
Retained earnings	286,279	239,979
Accumulated other comprehensive loss	(6,839)	(4,173)
	495,903	410,082
Less: Cost of common shares held in treasury; 42,082 shares at October 1, 2022 and 41,325 shares at December 31, 2021	338,532	306,242
Common shares subscription receivable	20,634	—
Total common shareholders' equity	136,737	103,840
Total liabilities and shareholders' equity	$899,971	$772,941

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues	$398,945	$370,244	$1,143,548	$1,024,541

Costs and expenses:
Operating	254,661	232,599	740,422	650,909
Selling	72,364	67,353	201,315	178,876
General and administrative	27,964	20,739	87,014	69,712
Depreciation and amortization	13,780	14,127	41,082	41,287
Gain on sale of assets, net	(2,837)	(1,507)	(5,787)	(4,174)
Total costs and expenses	365,932	333,311	1,064,046	936,610

Income from operations	33,013	36,933	79,502	87,931

Other income (expense):
Interest expense	(2,164)	(1,449)	(5,312)	(4,093)
Interest income	303	39	489	161
Other, net	(3,371)	(2,298)	(8,241)	(5,548)

Income before income taxes	27,781	33,225	66,438	78,451

Income taxes	7,317	8,298	17,407	20,554

Net income	$20,464	$24,927	$49,031	$57,897

Net income per share:
Basic	$.46	$.56	$1.10	$1.28
Diluted	$.44	$.52	$1.05	$1.21

Weighted-average shares outstanding:
Basic	44,148	44,885	44,422	45,257
Diluted	46,405	47,951	46,719	47,785

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$20,464	$24,927	$49,031	$57,897
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,934)	(788)	(2,455)	105
Unrealized loss on available-for-sale securities	(98)	—	(279)	—
Amortization of defined benefit pension items:
Net actuarial loss	18	27	55	77
Prior service cost	4	11	13	35
Defined benefit pension plan adjustments	22	38	68	112

Other comprehensive income (loss), net of tax	(2,010)	(750)	(2,666)	217

Comprehensive income	$18,454	$24,177	$46,365	$58,114

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at July 2, 2022	$38,645	$151,752	$—	$266,745	$(4,829)	$(333,611)	$533	$119,235
Net income	—	—	—	20,464	—	—	—	20,464
Change in 401KSOP and ESOP related shares	(247)	(4,215)	—	1	—	—	—	(4,461)
Shares sold to employees	—	3,354	—	—	—	2,623	—	5,977
Options exercised	—	35	—	—	—	137	—	172
Subscription shares	—	1,554	23,954	—	—	1,212	(21,167)	5,553
Stock-based compensation	—	1,631	—	—	—	—	—	1,631
Dividends, $.020 per share	—	—	—	(931)	—	—	—	(931)
Currency translation adjustments	—	—	—	—	(1,934)	—	—	(1,934)
Defined benefit pension plans	—	—	—	—	22	—	—	22
Available-for-sale securities	—	—	—	—	(98)	—	—	(98)
Shares purchased	—	—	—	—	—	(8,893)	—	(8,893)
Balances at October 1, 2022	$38,398	$154,111	$23,954	$286,279	$(6,839)	$(338,532)	$(20,634)	$136,737

Balances at January 1, 2022	$38,379	$135,897	$—	$239,979	$(4,173)	$(306,242)	$—	$103,840
Net income	—	—	—	49,031	—	—	—	49,031
Change in 401KSOP and ESOP related shares	19	1,840	—	(49)	—	—	—	1,810
Shares sold to employees	—	11,714	—	—	—	9,623	—	21,337
Options exercised	—	(1,122)	—	—	—	2,742	—	1,620
Subscription shares	—	1,554	23,954	—	—	1,212	(20,634)	6,086
Stock-based compensation	—	4,228	—	—	—	—	—	4,228
Dividends, $.058 per share	—	—	—	(2,682)	—	—	—	(2,682)
Currency translation adjustments	—	—	—	—	(2,455)	—	—	(2,455)
Defined benefit pension plans	—	—	—	—	68	—	—	68
Available-for-sale securities	—	—		—	(279)	—	—	(279)
Shares purchased	—	—	—	—	—	(45,867)	—	(45,867)
Balances at October 1, 2022	$38,398	$154,111	$23,954	$286,279	$(6,839)	$(338,532)	$(20,634)	$136,737

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at July 3, 2021	$38,049	$123,822	$224,707	$(3,580)	$(290,253)	$92,745
Net income	—	—	24,927	—	—	24,927
Change in 401KSOP and ESOP related shares	(16)	(529)	—	—	—	(545)
Shares sold to employees	—	1,655	—	—	1,293	2,948
Options exercised	—	(228)	—	—	1,828	1,600
Stock-based compensation	—	458	—	—	—	458
Dividends, $.015 per share	—	—	(781)	—	—	(781)
Currency translation adjustments	—	—	—	(788)	—	(788)
Defined benefit pension plans	—	—	—	38	—	38
Shares purchased	—	—	—	—	(9,242)	(9,242)
Balances at October 2, 2021	$38,033	$125,178	$248,853	$(4,330)	$(296,374)	$111,360

Balances at January 1, 2021	$37,801	$110,069	$206,711	$(4,547)	$(270,360)	$79,674
Net income	—	—	57,897	—	—	57,897
Change in 401KSOP and ESOP related shares	232	6,679	(13,628)	—	—	(6,717)
Shares sold to employees	—	7,098	—	—	6,645	13,743
Options exercised	—	(636)	—	—	3,849	3,213
Stock-based compensation	—	1,968	—	—	—	1,968
Dividends, $.043 per share	—	—	(2,127)	—	—	(2,127)
Currency translation adjustments	—	—	—	105	—	105
Defined benefit pension plans	—	—	—	112	—	112
Shares purchased	—	—	—	—	(36,508)	(36,508)
Balances at October 2, 2021	$38,033	$125,178	$248,853	$(4,330)	$(296,374)	$111,360

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Operating activities
Net income	$49,031	$57,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,082	41,287
Other	(683)	(1,242)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(49,451)	(30,268)
Accounts payable and accrued expenses	12,709	(9,471)
Self-insurance accruals	13,306	13,041
Prepaid expenses	(10,724)	(13,442)
Other, net	7,710	(401)
	13,949	(496)
Net cash provided by operating activities	62,980	57,401
Investing activities
Capital expenditures:
Equipment	(54,829)	(47,907)
Land and buildings	(15,916)	(8,728)
Purchases of businesses, net of cash acquired and debt incurred	(4,453)	(10,227)
Proceeds from sales of property and equipment	6,781	7,085
Purchases of marketable securities	(41,305)	—
Proceeds from sale of marketable securities	14,114	—
Net cash used in investing activities	(95,608)	(59,777)
Financing activities
Revolving credit facility borrowings	453,885	279,163
Revolving credit facility payments	(402,618)	(245,685)
Purchase of common shares for treasury	(45,867)	(36,508)
Sale of common shares from treasury	29,043	16,956
Dividends paid	(2,682)	(2,127)
Proceeds from notes payable	69,337	217,867
Payments of notes payable	(62,602)	(207,786)
Payments of finance leases	(2,313)	(2,688)
Net cash provided by financing activities	36,183	19,192
Effect of exchange rate changes on cash	(171)	40
Increase in cash	3,384	16,856
Cash, beginning of period	19,460	16,201
Cash, end of period	$22,844	$33,057
Supplemental cash flow information follows:
Interest paid	$3,764	$4,715
Income taxes paid	9,869	21,204

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)

A.Basis of Financial Statement Preparation
The consolidated financial statements present the financial position, results of operations and cash flows of The Davey Tree Expert Company and its subsidiaries. When we refer to “we,” “us,” “our,” the "Company," “Davey,” or “Davey Tree”, we mean The Davey Tree Expert Company and its subsidiaries, unless otherwise expressly stated or the context indicates otherwise.
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC"), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. All intercompany accounts and transactions have been eliminated in consolidation.
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
Our business continues to be impacted by a number of macro-economic factors, including the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs, rising interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended October 1, 2022 is referred to as the third quarter of 2022, and the fiscal quarter ended October 2, 2021 is referred to as the third quarter of 2021.
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
October 1, 2022
(Amounts in thousands, except share data)
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and nine months ended October 1, 2022 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	October 1, 2022	December 31, 2021
Accounts receivable	$236,903	$215,336
Unbilled receivables(1)	92,732	65,957
	329,635	281,293
Less allowances for credit losses	3,344	3,013
Accounts receivable, net	$326,291	$278,280
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprised the amounts included in the balance sheets:

Other current assets	October 1, 2022	December 31, 2021
Refundable income taxes	$364	$1,346
Prepaid expenses	41,619	30,911
Assets invested for self-insurance	4,000	4,250
Other	898	1,346
Total	$46,881	$37,853

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)

Property and equipment, net	October 1, 2022	December 31, 2021
Land and land improvements	$26,075	$22,129
Buildings and leasehold improvements	75,097	63,933
Equipment	664,518	646,552
	765,690	732,614
Less accumulated depreciation	502,989	504,629
Total	$262,701	$227,985

Other assets, noncurrent	October 1, 2022	December 31, 2021
Investment--cost-method affiliate	$1,258	$1,258
Deferred income taxes	5,032	4,937
Cloud computing arrangements	3,353	6,530
Other	4,661	4,539
Total	$14,304	$17,264

Accrued expenses	October 1, 2022	December 31, 2021
Employee compensation	$34,727	$37,828
Accrued compensated absences	11,943	11,007
Self-insured medical claims	3,088	2,891
Income tax payable	6,685	145
Customer advances, deposits	6,957	4,009
Taxes, other than income	17,876	13,789
Other	3,771	5,469
Total	$85,047	$75,138

Other current liabilities	October 1, 2022	December 31, 2021
Current portion of:
Lease liability-operating leases	$31,726	$28,682
Self-insurance accruals	42,774	48,867
Total	$74,500	$77,549

Other noncurrent liabilities	October 1, 2022	December 31, 2021
Non-qualified retirement plans	$9,200	$8,713
Other	2,981	2,870
Total	$12,181	$11,583
D.    Business Combinations
Our cash investments in businesses during the first nine months of 2022 were $4,453 and we issued debt, in the form of notes payable to the sellers, of $1,233 which have been included in our Residential and Commercial and Utility segments. In the first nine months of 2022, we also made a payment of $100 for a contingent liability incurred in an acquisition made during the fourth quarter of 2021. Measurement-

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2021, our cash investments in businesses was $11,725 and debt issued, in the form of notes payable to the sellers, was $2,961.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Nine Months Ended October 1, 2022	Year Ended December 31, 2021
Detail of acquisitions:
Assets acquired:
Cash	$—	$292
Receivables	—	509
Operating supplies	39	1,044
Prepaid expense	—	203
Equipment	1,186	4,049
Deposits and other	265	1,574
Intangible assets	1,350	3,005
Goodwill	3,175	7,723
Liabilities assumed	(329)	(3,713)
Debt issued for purchases of businesses	(1,233)	(2,961)
Cash paid	$4,453	$11,725
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the three and nine months ended October 1, 2022 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the nine months ended October 1, 2022, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.
Subsequent to October 1, 2022 and through November 8, 2022, we acquired one business approximating $1,450 with no liabilities assumed and debt issued of $470. The acquired company is in our Residential and Commercial segment and is located in North Carolina. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)

E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at October 1, 2022 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
October 1, 2022
Fixed maturity:
United States Government and agency securities	$20,556	$6	$(301)	$20,261
Corporate notes and bonds	315	—	(58)	257
Total available-for-sale debt securities	$20,871	$6	$(359)	$20,518

December 31, 2021
Fixed maturity:
United States Government and agency securities	$3,244	$11	$(25)	$3,230
Corporate notes and bonds	174	2	—	176
Total available-for-sale debt securities	$3,418	$13	$(25)	$3,406
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in marketable securities and other investments totaling $20,518 and $3,406 at October 1, 2022 and December 31, 2021, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held approximately $18,846 and $11,386 in marketable equity securities as of October 1, 2022 and December 31, 2021, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
The net carrying values of available-for-sale debt securities at October 1, 2022 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$12,999	$12,997
One year through five years	5,729	5,568
Five years through ten years	234	191
After ten years	1,909	1,762
Total	$20,871	$20,518
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	October 1, 2022		December 31, 2021
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$33,498	$26,222	$32,294	$24,090
Employment-related	10,451	8,754	9,946	8,301
Tradenames	8,641	6,977	8,426	6,642
Amortized intangible assets	52,590	$41,953	50,666	$39,033
Less accumulated amortization	41,953		39,033
Identified intangible assets, net	$10,637		$11,633

Goodwill	$58,999		$55,980
The changes in the carrying amounts of goodwill, by segment, for the nine months ended October 1, 2022 and the year ended December 31, 2021 were as follows:

	Balance at January 1, 2022	Acquisitions	Translation and Other Adjustments	Balance at October 1, 2022
Utility	$4,911	$30	$—	$4,941
Residential and Commercial	51,069	3,145	(156)	54,058
Total	$55,980	$3,175	$(156)	$58,999

	Balance at January 1, 2021	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2021
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	43,345	7,723	1	51,069
Total	$48,256	$7,723	$1	$55,980

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of October 1, 2022, was as follows:

Estimated Future Amortization Expense
Remaining three months of 2022	$820
2023	3,073
2024	2,752
2025	1,970
2026	1,132
2027	648
Thereafter	242
$10,637
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,091. At October 1, 2022, we had $8,971 available under the lines of credit and $2,120 committed through issued letters of credit. Borrowings outstanding generally bear interest at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%.
Our long-term debt consisted of the following:

	October 1, 2022	December 31, 2021
Revolving credit facility:
Swing-line borrowings	$23,099	$16,832
LIBOR borrowings	75,000	30,000
	98,099	46,832
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	75,000
Term loans	33,128	25,182
	206,227	147,014
Less debt issuance costs	558	674
Less current portion	31,090	22,809
	$174,579	$123,531
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
subject to certain further restrictions as described in the credit agreement. As of October 1, 2022, we had unused commitments under the facility approximating $224,201, with $100,799 committed, consisting of borrowings of $98,099 and issued letters of credit of $2,700.
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at October 1, 2022 were as follows: 2022--$9,885; 2023--$21,635; 2024--$16,196; 2025--$15,411; 2026--$113,100; 2027--$15,000; and thereafter $15,000.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
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
The AR Securitization program has a limit of $100,000, of which $89,689 and $83,355 was issued for LCs as of October 1, 2022 and December 31, 2021, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of October 1, 2022--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to the term SOFR, plus 0.10% or, in certain circumstances, a base rate equal to the greatest of (i) the bank’s prime rate, (ii) the federal funds rate plus .50% and (iii) 1.00% above the Daily one month SOFR plus 0.10% and, following any default, 2.00% plus the greater of (a) the term SOFR plus 0.10% and (b) a base rate equal to the greatest of (i), (ii) and (iii) above.
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
Total Commitments Related to Issued Letters of Credit--As of October 1, 2022, total commitments related to issued LCs were $94,509, of which $2,700 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,120 were issued under short-term lines of credit. As of December 31, 2021, total commitments related to issued LCs were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,130 were issued under short-term lines of credit.
As of October 1, 2022, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
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

	Condensed Consolidated Balance Sheet Classification	October 1, 2022	December 31, 2021
Assets
Operating lease assets	Right-of-use assets - operating leases	$95,350	$86,423
Finance lease assets	Property and equipment, net	13,268	11,592
Total lease assets		$108,618	$98,015
Liabilities
Current operating lease liabilities	Other current liabilities	$31,726	$28,682
Non-current operating lease liabilities	Lease liabilities - operating leases	62,586	57,335
Total operating lease liabilities		94,312	86,017
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	2,998	2,459
Non-current finance lease liabilities	Lease liabilities - finance leases	9,704	8,646
Total finance lease liabilities		12,702	11,105
Total lease liabilities		$107,014	$97,122
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Nine Months Ended
	Condensed Consolidated Statements of Operations Classification	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Operating lease cost	Operating expense	$6,649	$4,965	$19,095	$13,065
Operating lease cost	Selling expense	2,926	2,631	8,492	7,718
Operating lease cost	General and administrative expense	304	290	883	867
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	889	752	2,334	1,985
Interest expense on lease liabilities	Interest expense	74	52	196	134
Other lease cost (1)	Operating expense	1,271	999	3,613	2,839
Other lease cost (1)	Selling expense	235	360	1,059	1,013
Other lease cost (1)	General and administrative expense	27	8	59	28
Total lease cost		$12,375	$10,057	$35,731	$27,649
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of October 1, 2022 was 3.7 years for operating leases and 4.7 years for finance leases.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of October 1, 2022 was 2.90% for operating leases and 2.72% for finance leases.

Supplemental Cash Flow Information Related to Leases	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(29,194)	$(21,822)
Operating cash flows from finance leases	(196)	(134)
Financing cash flows from finance leases	(2,313)	(2,688)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	38,403	47,069
Finance leases	3,910	4,174

Maturity Analysis of Lease Liabilities	As of October 1, 2022
	Operating Leases	Finance Leases
Remaining three months of 2022	$9,301	$747
2023	31,878	3,237
2024	24,610	3,106
2025	16,964	2,472
2026	9,277	2,101
2027	3,343	1,123
Thereafter	4,061	732
Total lease payments	99,434	13,518
Less interest	5,122	816
Total	$94,312	$12,702
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
October 1, 2022
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs") and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Compensation expense, all share-based payment plans	$1,658	$1,167	$5,244	$3,432
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $1,380 being recognized for the nine months ended October 1, 2022 and $1,187 for the nine months ended October 2, 2021.
Stock Option Plans--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $289 for the nine months ended October 1, 2022 and $343 for the nine months ended October 2, 2021. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
The following table summarizes our SSARs as of October 1, 2022.

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2022	87,534	$1.92
Granted	—	—
Forfeited	—	—
Vested	(43,752)	1.92
Unvested, October 1, 2022	43,782	$1.92	0.3 years	$19	$792

Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs was $65 for the nine months ended October 1, 2022 and $120 for the nine months ended October 2, 2021.
Restricted Stock Units--During the nine months ended October 1, 2022, the Compensation Committee awarded 336,664 PRSUs to certain management employees and 14,693 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of October 1, 2022.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2022	740,160	$12.49
Granted	351,357	17.89
Forfeited	(1,000)	17.89
Vested	(181,176)	11.04
Unvested, October 1, 2022	909,341	$14.86	2.0 years	$8,315	$13,517
Employee PRSUs	851,640	$14.89	2.0 years	$7,863	$12,685
Nonemployee Director RSUs	57,701	$14.42	2.2 years	$452	$832

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $3,510 for the nine months ended October 1, 2022 and $1,782 for the nine months ended October 2, 2021.
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
October 1, 2022
(Amounts in thousands, except share data)
analysis of historical data. The expected life of the stock-based awards is derived from the output of the binomial model and represents the period of time that awards granted are expected to be outstanding.
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Nine Months Ended
	October 1, 2022	October 2, 2021
Volatility rate	9.7%	9.9%
Risk-free interest rate	1.7%	.3%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended October 1, 2022.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,350,934	$8.56
Granted	—	—
Exercised	(219,143)	8.29
Forfeited	(17,820)	8.01
Outstanding, October 1, 2022	2,113,971	$8.59	4.2 years	$20,104

Exercisable, October 1, 2022	1,725,879	$7.99	3.5 years	$17,449

As of October 1, 2022, there was approximately $489 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 0.8 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the nine months ended October 1, 2022 was 26.6%. Our actual effective tax rate was 26.3% and 25.0% for the three months ended October 1, 2022 and October 2, 2021, respectively. Our actual effective tax rate was 26.2% and 26.2% for the nine months ended October 1, 2022 and October 2, 2021, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first nine months compared to the impact it will have on the rate for the full year.
As of October 1, 2022, we had unrecognized tax benefits of $666, of which $293 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $45. At December 31, 2021, we had unrecognized tax benefits of $700, of which $327 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $56. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2018. As of October 1, 2022, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and nine months ended October 1, 2022 and October 2, 2021:

Three Months Ended October 1, 2022	Foreign Currency	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at July 2, 2022	$(4,175)	$(181)	$(473)	$(4,829)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(1,934)	$—	$—	$(1,934)
Unrealized losses	—	(113)	—	(113)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11)	30	19
Tax effect	—	26	(8)	18
Net of tax amount	(1,934)	(98)	22	(2,010)
Balance at October 1, 2022	$(6,109)	$(279)	$(451)	$(6,839)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)

Three Months Ended October 2, 2021	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at July 3, 2021	$(2,845)	$—	$(735)	$(3,580)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(788)	$—	$—	$(788)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	51	51
Tax effect	—	—	(13)	(13)
Net of tax amount	(788)	—	38	(750)
Balance at October 2, 2021	$(3,633)	$—	$(697)	$(4,330)

Nine Months Ended October 1, 2022	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(3,654)	$—	$(519)	$(4,173)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(2,455)	$—	$—	$(2,455)
Unrealized losses	—	(350)	—	(350)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	92	89
Tax effect	—	74	(24)	50
Net of tax amount	(2,455)	(279)	68	(2,666)
Balance at October 1, 2022	$(6,109)	$(279)	$(451)	$(6,839)

Nine Months Ended October 2, 2021	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(3,738)	$—	$(809)	$(4,547)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$105	$—	$—	$105
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	151	151
Tax effect	—	—	(39)	(39)
Net of tax amount	105	—	112	217
Balance at October 2, 2021	$(3,633)	$—	$(697)	$(4,330)
The change in defined benefit pension plans of $30 and $92 for the three and nine months ended October 1, 2022, respectively, and $51 and $151 for the three and nine months ended October 2, 2021, respectively, was included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
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

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income available to common shareholders:
Net income	$20,464	$24,927	$49,031	$57,897

Weighted-average shares (in thousands):
Basic:
Outstanding	43,920	44,885	44,194	45,257
Partially-paid share subscriptions	228	—	228	—
Basic weighted-average shares	44,148	44,885	44,422	45,257

Diluted:
Basic from above	44,148	44,885	44,422	45,257
Incremental shares from assumed:
Exercise of stock options and awards	2,257	3,066	2,297	2,528
Diluted weighted-average shares	46,405	47,951	46,719	47,785

Net income per share:
Basic	$.46	$.56	$1.10	$1.28

Diluted	$.44	$.52	$1.05	$1.21
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended October 1, 2022 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2022	35,110,432	9,391,790	44,502,222
Shares purchased	(1,646,735)	(881,136)	(2,527,871)
Shares sold	472,110	777,725	1,249,835
Stock subscription offering -- cash purchases	152,800	—	152,800
Options and awards exercised	368,402	—	368,402
Shares outstanding at October 1, 2022	34,457,009	9,288,379	43,745,388

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
On October 1, 2022, we had 43,745,388 common and redeemable shares outstanding, employee options exercisable to purchase 1,725,879 common shares, partially-paid subscriptions for 1,318,450 common shares and purchase rights outstanding for 487,488 common shares.
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
Participants in the subscription offering who purchased common shares for an aggregate purchase price of less than $5 were required to pay with cash. All participants (excluding Company directors and officers) purchasing common shares for an aggregate purchase price of $5 or more had an option to finance their purchase through a down-payment of at least 10% of the total purchase price and a seven-year promissory note for the balance due with interest at the greater of 2.00% or the applicable federal rate in effect as of August 1, 2022, which was 3.15%. Payments on the promissory note can be made either by payroll deductions or annual lump-sum payments of both principal and interest. Common shares purchased in the offering were pledged as security for the payment of the promissory note, and the common shares will not be issued until the promissory note is paid-in-full. Dividends will be paid on all subscribed shares, subject to forfeiture to the extent that payment is not ultimately made for the shares.
All participants in the offering who purchased in excess of $5 of common shares were granted a "right" to purchase one additional common share at a price of $18.10 per share for every three common shares purchased in the offering. As a result of the stock subscription, rights to purchase 489,169 common shares were granted. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted. A purchaser may not exercise a right once he or she ceases to be the Company's employee or non-employee director, as applicable.
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
October 1, 2022
(Amounts in thousands, except share data)
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended October 1, 2022
Revenues	$217,305	$180,706	$934	$—		$398,945
Income (loss) from operations	16,790	21,204	(4,033)	(948)	(a)	33,013
Interest expense				(2,164)		(2,164)
Interest income				303		303
Other income (expense), net				(3,371)		(3,371)
Income before income taxes						$27,781
Segment assets, total	$331,393	$305,216	$—	$263,362	(b)	$899,971

Three Months Ended October 2, 2021
Revenues	$204,960	$164,737	$547	$—		$370,244
Income (loss) from operations	23,124	17,595	(2,701)	(1,085)	(a)	36,933
Interest expense				(1,449)		(1,449)
Interest income				39		39
Other income (expense), net				(2,298)		(2,298)
Income before income taxes						$33,225
Segment assets, total	$286,157	$278,847	$—	$210,709	(b)	$775,713

Nine Months Ended October 1, 2022
Revenues	$637,900	$504,064	$1,584	$—		$1,143,548
Income (loss) from operations	49,260	50,759	(14,852)	(5,665)	(a)	79,502
Interest expense				(5,312)		(5,312)
Interest income				489		489
Other income (expense), net				(8,241)		(8,241)
Income before income taxes						$66,438
Segment assets, total	$331,393	$305,216	$—	$263,362	(b)	$899,971

Nine Months Ended October 2, 2021
Revenues	$557,349	$465,524	$1,668	$—		$1,024,541
Income (loss) from operations	50,015	51,893	(11,367)	(2,610)	(a)	87,931
Interest expense				(4,093)		(4,093)
Interest income				161		161
Other income (expense), net				(5,548)		(5,548)
Income before income taxes						$78,451
Segment assets, total	$286,157	$278,847	$—	$210,709	(b)	$775,713
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
October 1, 2022
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and nine months ended October 1, 2022 and October 2, 2021 by major sources:

Three Months Ended October 1, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$138,112	$105,108	$(28)	$243,192
Grounds maintenance	—	46,056	—	46,056
Storm damage services	7,004	2,564	—	9,568
Consulting and other	72,189	26,978	962	100,129
Total revenues	$217,305	$180,706	$934	$398,945

Geography:
United States	$207,004	$168,405	$934	$376,343
Canada	10,301	12,301	—	22,602
Total revenues	$217,305	$180,706	$934	$398,945

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)

Three Months Ended October 2, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$140,039	$96,961	$(29)	$236,971
Grounds maintenance	—	40,452	—	40,452
Storm damage services	10,052	2,688	—	12,740
Consulting and other	54,869	24,636	576	80,081
Total revenues	$204,960	$164,737	$547	$370,244

Geography:
United States	$194,140	$153,009	$547	$347,696
Canada	10,820	11,728	—	22,548
Total revenues	$204,960	$164,737	$547	$370,244

Nine Months Ended October 1, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$420,791	$294,206	$(155)	$714,842
Grounds maintenance	—	128,114	—	128,114
Storm damage services	10,136	6,162	—	16,298
Consulting and other	206,973	75,582	1,739	284,294
Total revenues	$637,900	$504,064	$1,584	$1,143,548

Geography:
United States	$608,411	$469,042	$1,584	$1,079,037
Canada	29,489	35,022	—	64,511
Total revenues	$637,900	$504,064	$1,584	$1,143,548

Nine Months Ended October 2, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$393,742	$271,682	$(224)	$665,200
Grounds maintenance	—	116,810	—	116,810
Storm damage services	13,997	5,486	—	19,483
Consulting and other	149,610	71,546	1,892	223,048
Total revenues	$557,349	$465,524	$1,668	$1,024,541

Geography:
United States	$525,818	$432,158	$1,668	$959,644
Canada	31,531	33,366	—	64,897
Total revenues	$557,349	$465,524	$1,668	$1,024,541

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $616 and $1,676 of revenue for the three and nine months ended October 1, 2022, that was included in the contract liability balance at December 31, 2021 and $239 and $1,294 of revenue for the three and nine months ended October 2, 2021, that was included in the contract liability balance at December 31, 2020. Net contract liabilities consisted of the following:

	October 1, 2022	December 31, 2021
Contract liabilities - current	$4,599	$3,888
Contract liabilities - noncurrent	1,951	1,845
Net contract liabilities	$6,550	$5,733
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at October 1, 2022 were as follows:

		Fair Value Measurements at October 1, 2022 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at October 1, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$4,000	$4,000	$—	$—
Certificates of deposits, noncurrent	7,109	7,109	—	—

Available-for-sale debt securities:
United States Government and agency securities	20,261	20,261	—	—
Corporate notes and bonds	257	257	—	—
Total available-for-sale debt securities	20,518	20,518	—	—

Marketable equity securities:
Mutual funds	14,894	14,894	—	—
Corporate stocks	2,819	2,819	—	—
Exchange traded funds	1,133	1,133	—	—
Total marketable equity securities	18,846	18,846	—	—

Liabilities:
Deferred compensation	$4,759	$—	$4,759	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
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
October 1, 2022
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

	October 1, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$20,518	$20,518	$3,406	$3,406
Marketable equity securities	18,846	18,846	11,386	11,386

Liabilities:
Revolving credit facility, noncurrent	$98,099	$98,099	$46,832	$46,832
Senior unsecured notes, noncurrent	75,000	73,396	75,000	78,432
Term loans, noncurrent	2,038	1,973	2,373	2,431
Total	$175,137	$173,468	$124,205	$127,695
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
October 1, 2022
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
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. Two of the three individually charged defendants have pled guilty to charges related to their involvement with the murder and other illegal activities on March 28, 2022 and April 11, 2022. A third individual criminally charged defendant was scheduled to go to trial on October 25, 2022, and was convicted of charges for his role in the murder, harboring of illegal aliens; and money laundering conspiracy. All three criminal defendants have not yet been sentenced.
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
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019 but was unsuccessful in resolving the matters. All civil cases continue to remain stayed, although Plaintiffs' counsel has submitted a letter to the Court seeking a lift of the stay.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 1, 2022
(Amounts in thousands, except share data)
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases, including Walker, as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all five of the individual actions are stayed in their home jurisdictions. The next case management conference in JCCP No. 4955 was held on February 24, 2022. At that case management conference, the Court ordered a mediation between the Plaintiffs and Davey Tree related to Davey Tree's contracts with PG&E. Separately, the court ordered that all parties shall participate in a mediation with the Plaintiffs prior to January 27, 2023. An initial mediation date for all the Plaintiffs and Davey Tree related to parties on the contractual issues was set for October 17, 2022 but did not resolve at this initial mediation.
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
October 1, 2022
(Amounts in thousands, except share data)
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $990 and $1,279 as of October 1, 2022 and December 31, 2021, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $167,130 and $168,652 as of October 1, 2022 and December 31, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $168,120 and $169,931 as of October 1, 2022 and December 31, 2021, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Impact of COVID-19 and Recent Trends
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the first nine months of 2022, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear due to the inherent uncertainty surrounding COVID-19, given its continual evolution.
We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. We continue to provide additional administrative leave for employees affected by COVID-19 directly or indirectly. During the second and third quarters of 2021, we began to bring employees back to our corporate headquarters on a limited basis with increased safety protocols and in compliance with public health and government guidance and also began to lift travel restrictions in situations where necessary. In the first nine months of 2022, we incurred expenses of $1,530 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment.
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
Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last several months has led us to experience higher costs, including higher labor costs and costs for materials from suppliers and transportation costs, and, in the

Index
competitive markets in which we operate, we may not be able to increase our prices correspondingly to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our prices to pass through some of these higher costs to our customers; however, our ability to raise our prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
2022 Subscription Offering
The Company offered to eligible employees and nonemployee directors the right to subscribe to a maximum of 2,666,667 common shares of the Company at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company’s Board of Directors. The offering period ended on August 1, 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share. For additional information regarding the offering, see Note L, Per Share Amounts and Common and Redeemable Shares Outstanding.

Index
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the change in such percentages for the periods presented.

	Three Months Ended			Nine Months Ended
	October 1, 2022	October 2, 2021	Change	October 1, 2022	October 2, 2021	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	63.8	62.8	1.0	64.7	63.5	1.2
Selling	18.1	18.2	(.1)	17.6	17.5	.1
General and administrative	7.0	5.6	1.4	7.6	6.8	.8
Depreciation and amortization	3.5	3.8	(.3)	3.6	4.0	(.4)
Gain on sale of assets, net	(.7)	(.4)	(.3)	(.5)	(.4)	(.1)

Income from operations	8.3	10.0	(1.7)	7.0	8.6	(1.6)

Other income (expense):
Interest expense	(.5)	(.4)	(.1)	(.5)	(.4)	(.1)
Interest income	.1	—	.1	—	—	—
Other, net	(.9)	(.6)	(.3)	(.7)	(.5)	(.2)

Income before income taxes	7.0	9.0	(2.0)	5.8	7.7	(1.9)

Income taxes	1.9	2.3	(.4)	1.5	2.0	(.5)

Net income	5.1%	6.7%	(1.6)%	4.3%	5.7%	(1.4)%

Index
Third Quarter—Three Months Ended October 1, 2022 Compared to Three Months Ended October 2, 2021
Our results of operations for the three months ended October 1, 2022 compared to the three months ended October 2, 2021 were as follows:

	Three Months Ended
	October 1, 2022	October 2, 2021	Change	Percentage Change
Revenues	$398,945	$370,244	$28,701	7.8%

Costs and expenses:
Operating	254,661	232,599	22,062	9.5
Selling	72,364	67,353	5,011	7.4
General and administrative	27,964	20,739	7,225	34.8
Depreciation and amortization	13,780	14,127	(347)	(2.5)
Gain on sale of assets, net	(2,837)	(1,507)	(1,330)	88.3
	365,932	333,311	32,621	9.8

Income from operations	33,013	36,933	(3,920)	(10.6)
Other income (expense):
Interest expense	(2,164)	(1,449)	(715)	49.3
Interest income	303	39	264	676.9
Other, net	(3,371)	(2,298)	(1,073)	46.7
Income before income taxes	27,781	33,225	(5,444)	(16.4)

Income taxes	7,317	8,298	(981)	(11.8)

Net income	$20,464	$24,927	$(4,463)	(17.9)%
Revenues--Revenues of $398,945 increased $28,701 compared with $370,244 in the third quarter of 2021. Utility Services increased $12,345 or 6.0% compared with the third quarter of 2021. The increase was attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $15,969 or 9.7% from the third quarter of 2021. Increases were primarily in tree and plant care revenues and grounds maintenance revenue.
Operating Expenses--Operating expenses of $254,661 increased $22,062 compared with the third quarter of 2021. Utility Services increased $14,694 or 10.0% compared with the third quarter of 2021 and, as a percentage of revenue, increased to 73.7% from 71.0%. The increase was primarily attributable to additional expenses for labor and benefits expenses, fuel expense, crew meals and lodging expenses, subcontractor expense, and tools and parts expense. Residential and Commercial Services increased $6,994 or 8.1% compared with the third quarter of 2021 but, as a percentage of revenue, decreased to 51.6% from 52.4%. The increase was primarily attributable to increases in labor and benefits expenses, fuel expense, equipment maintenance expense, subcontractor expense, tools and parts expenses and materials expense.
Operating expenses for the third quarter of 2022 also included $617 of expenses related directly to COVID-19, including $608 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions, whether from the virus itself or government imposed restrictions or closures. For the third quarter of 2021, the Company had $204 of expenses directly related to COVID-19.

Index
Fuel costs of $16,243 increased $4,807, or 42.0%, from the $11,436 incurred in the third quarter of 2021 and impacted operating expenses within all segments. The $4,807 increase included usage increases approximating $591 and price increases approximating $4,216.
Selling Expenses--Selling expenses of $72,364 increased $5,011 compared with the third quarter of 2021 but, as a percentage of revenue, decreased to 18.1% from 18.2%. Utility Services increased $3,517 or 15.6% compared to the third quarter of 2021 and, as a percentage of revenue, increased to 12.0% from 11.0%. The increase was primarily attributable to increases in field management wages and incentive expense. Residential and Commercial Services increased $2,052 or 4.5% from the third quarter of 2021 but, as a percentage of revenue, decreased to 26.4% from 27.7%. The increase was primarily attributable to increases in field management and sales wage expenses, marketing expenses and office rent.
General and Administrative Expenses--General and administrative expenses of $27,964 increased $7,225 from $20,739 in the third quarter of 2021. The increase was primarily attributable to increases in salary expense, and travel expenses and was partially offset by a decrease in professional services expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $13,780 decreased $347 from $14,127 incurred in the third quarter of 2021.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,837 for the third quarter of 2022 increased $1,330 from the $1,507 gain in the third quarter of 2021. We sold a greater number of units of equipment at a higher average gain per unit in the third quarter of 2022 as compared with the third quarter of 2021.
Interest Expense--Interest expense of $2,164 increased $715 from the $1,449 incurred in the third quarter of 2021. The increase was attributable to higher average borrowing and higher interest rates during the third quarter of 2022, as compared with the third quarter of 2021.
Other, Net--Other expense, net, of $3,371 increased $1,073 from the $2,298 of other expense incurred in the third quarter of 2021 and consisted of nonoperating income and expense, including losses on marketable securities, pension expense and foreign currency transaction gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the third quarter of 2022 were $7,317, as compared to $8,298 for the third quarter of 2021. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the third quarter of 2022 was 26.3% as compared with the third quarter of 2021 effective tax rate of 25.0%.
Net Income--Net income of $20,464 for the third quarter of 2022 was $4,463 less than the $24,927 net income for the third quarter of 2021.

Index
First Nine Months—Nine Months Ended October 1, 2022 Compared to Nine Months Ended October 2, 2021
Our results of operations for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 were as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021	Change	Percentage Change
Revenues	$1,143,548	$1,024,541	$119,007	11.6%

Costs and expenses:
Operating	740,422	650,909	89,513	13.8
Selling	201,315	178,876	22,439	12.5
General and administrative	87,014	69,712	17,302	24.8
Depreciation and amortization	41,082	41,287	(205)	(.5)
Gain on sale of assets, net	(5,787)	(4,174)	(1,613)	38.6
	1,064,046	936,610	127,436	13.6

Income from operations	79,502	87,931	(8,429)	(9.6)
Other income (expense):
Interest expense	(5,312)	(4,093)	(1,219)	29.8
Interest income	489	161	328	203.7
Other, net	(8,241)	(5,548)	(2,693)	48.5
Income before income taxes	66,438	78,451	(12,013)	(15.3)

Income taxes	17,407	20,554	(3,147)	(15.3)

Net income	$49,031	$57,897	$(8,866)	(15.3)%
Revenues--Revenues of $1,143,548 increased $119,007 compared with $1,024,541 in the first nine months of 2021. Utility Services increased $80,551 or 14.5% compared with the first nine months of 2021. The increase was primarily attributable to new accounts, as well as increased work year-over-year on other accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $38,540 or 8.3% compared with the first nine months of 2021. Increases were primarily in tree and plant care revenue, consulting and other revenue and grounds maintenance revenue.
Operating Expenses--Operating expenses of $740,422 increased $89,513 compared with the first nine months of 2021 and, as a percentage of revenue, increased to 64.7% from 63.5%. Utility Services increased $65,742 or 16.3% compared with the first nine months of 2021 and, as a percentage of revenue, increased to 73.6% from 72.5%. The increase was attributable to increases in labor and benefits expense, fuel expense, equipment expense, materials expense, crew meals and lodging expenses, tools and parts expense and subcontractor expense. Residential and Commercial Services increased $23,107 or 9.5% compared with the first nine months of 2021 and, as a percentage of revenue, increased to 53.0% from 52.5%. The increase was primarily attributable to increases in labor and benefits expense, fuel expense, equipment expense, tool expense, subcontractor expense and materials expense.
Operating expenses for the first nine months of 2022 also included $1,530 of expenses related directly to COVID-19, including $1,322 for additional administrative leave offered to employees who were unable to work due to COVID-19-related restrictions. For the first nine months of 2021, the Company had $1,058 of expenses directly related to COVID-19.

Index
Fuel costs of $45,379 increased $15,409, or 51.4%, from the $29,970 incurred in the first nine months of 2021 and impacted operating expenses within all segments. The $15,409 increase included usage increases approximating $1,609 and price increases approximating $13,800.
Selling Expenses--Selling expenses of $201,315 increased $22,439 compared with the first nine months of 2021 and, as a percentage of revenue, increased to 17.6% from 17.5%. Utility Services increased $12,797 or 20.6% compared to the first nine months of 2021 and, as a percentage of revenue, increased to 11.8% from 11.2%. The increase was primarily attributable to increases in field management wages and field management travel expense. Residential and Commercial Services experienced an increase of $9,843 or 8.2% compared to the first nine months of 2021 but, as a percentage of revenue, remained at 25.7%. The increase was primarily attributable to increases in field management wages and incentive expense, travel expense, marketing expense and rent expense.
General and Administrative Expenses--General and administrative expenses of $87,014 increased $17,302 from $69,712 in the first nine months of 2021. The increase was primarily attributable to increases in salary and incentive expense and travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $41,082 decreased $205 from $41,287 incurred in the first nine months of 2021.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $5,787 for the first nine months of 2022 increased $1,613 from the $4,174 gain in the first nine months of 2021. We sold more units of equipment at a higher average gain per unit during the first nine months of 2022 as compared with the first nine months of 2021.
Interest Expense--Interest expense of $5,312 increased $1,219 from the $4,093 incurred in the first nine months of 2021. The increase was attributable to higher average borrowing and increased interest rates during the first nine months of 2022, as compared with the first nine months of 2021.
Other, Net--Other expense, net, of $8,241 increased $2,693 from the $5,548 expense incurred in the first nine months of 2021 and consisted of nonoperating income and expense, including losses on marketable securities, pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for the first nine months of 2022 were $17,407, as compared to $20,554 for the first nine months of 2021. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first nine months of 2022 was 26.2%. Our effective tax rate for the first nine months of 2021 was 26.2%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of state and local taxes, which was partially offset by favorable discrete items.
Net Income--Net income of $49,031 for the first nine months of 2022 was $8,866 less than the net income of $57,897 for the first nine months of 2021.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital. We also engaged in a subscription offering of our common shares to eligible employees and nonemployee directors, which closed tn the third quarter of 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended October 1, 2022 and October 2, 2021 were as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash provided by (used in):
Operating activities	$62,980	$57,401
Investing activities	(95,608)	(59,777)
Financing activities	36,183	19,192
Effect of exchange rate changes on cash	(171)	40
Increase in cash	$3,384	$16,856
Cash Provided By Operating Activities--Cash provided by operating activities was $62,980 for the first nine months of 2022, a $5,579 increase when compared to the first nine months of 2021. The $5,579 increase in operating cash flow was primarily attributable to a change of $22,180 related to accounts payable and accrued expenses, and the change of $8,111 related to other operating assets and liabilities, partially offset by the change of $19,183 related to accounts receivable.
Overall, accounts receivable increased $49,451 during the first nine months of 2022, as compared to an increase of $30,268 during the first nine months of 2021. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2022 increased by five days to 75 days, compared to 70 days at the end of the first nine months of 2021.
Accounts payable and accrued expenses increased $12,709 in the first nine months of 2022, a change of $22,180 compared to the $9,471 decrease in the first nine months of 2021. The change was primarily related to the timing of estimated income tax payments and employer payroll taxes payable as well as compensated absence accruals. Self-insurance accruals increased $13,306 in the first nine months of 2022, which was $265 more than the increase of $13,041 experienced in the first nine months of 2021. The increase was attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
Other operating assets and liabilities increased $7,710 in the first nine months of 2022, a change of $8,111 compared to the $401 decrease in the first nine months of 2021. The change was primarily attributable to cloud computing arrangements.
Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2022 was $95,608, a $35,831 increase when compared to the first nine months of 2021. The increase was primarily the result of increases in purchases of equipment and land and buildings and marketable securities, partially offset by a decrease in purchases of businesses.
Cash Provided By Financing Activities--Cash provided by financing activities was $36,183 during the first nine months of 2022, a change of $16,991 as compared with the $19,192 provided during the first nine months of 2021. During the first nine months of 2022, our revolving credit facility, net provided $51,267 in cash as compared with $33,478 provided during the first nine months of 2021. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable increased $6,735 during the first nine months of 2022, a decrease of $3,346 when compared to the $10,081 increase in the first nine months of 2021. Treasury share transactions (purchases and sales) used $16,824 for the first nine months of 2022, $2,728 more than the $19,552 used in the first nine months of 2021. Dividends paid of $2,682 during the first nine months of 2022 increased $555 as

Index
compared with $2,127 paid in the first nine months of 2021, in part due to the increase in dividend paid per share implemented during the fourth quarter of 2021 and the second quarter of 2022.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $12,814 and $6,860 during the nine months ended October 1, 2022 and October 2, 2021, respectively. Share repurchases, other than redeemable common shares, approximated $33,053 and $29,647 during the nine months ended October 1, 2022 and October 2, 2021, respectively.
Contractual Obligations Summary and Commercial Commitments
As of October 1, 2022, total commitments related to issued letters of credit were $94,509, of which $2,700 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,120 were issued under short-term lines of credit. As of December 31, 2021, total commitments related to issued letters of credit were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,130 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2022 through 2026. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At October 1, 2022, we had working capital of $171,930, short-term lines of credit approximating $8,971 and $224,201 available under our revolving credit facility.
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

Index
As discussed in our 2021 annual report, we believe that our policies related to revenue recognition, the allowance for credit losses, stock valuation and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily with Utility customers; allowance for credit losses; and self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies have not changed materially from those discussed in our 2021 Annual Report.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "might," "expects," "plans," "anticipates," "believes," "estimates," "seeks," "predicts," "potential," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements, some of which have been, and may further be, exacerbated by the COVID-19 pandemic. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: the continued impact of the COVID-19 pandemic and the responses thereto; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and increased wage rates that may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, such as the recent increases and volatility arising from the effects of the Russia-Ukraine conflict; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the effect of various economic factors that may adversely impact our customers’ spending and pricing for our services, including the impact of inflationary pressures, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of COVID-19 and the Russia-Ukraine conflict, supply chain shortages and disruptions, rising interest rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant

Index
increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; and our inability to properly verify the employment eligibility of our employees.
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
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in "Part I - Item 1A. Risk Factors." of our 2021 annual report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
While we have experience inflation and higher interest rates during 2022, there have been no material changes in our reported market risks or risk management policies since the filing of our 2021 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 11, 2022.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index
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
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States federal prosecutors filed a motion to stay both actions on the grounds that on December 13, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. Two of the three individually charged defendants have pled guilty to charges related to their involvement with the murder and other illegal activities on March 28, 2022 and April 11, 2022. A third individual criminally charged defendant was scheduled to go to trial on October 25, 2022, and was convicted of charges for his role in the murder, harboring of illegal aliens; and money laundering conspiracy. All three criminal defendants have not yet been sentenced.
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
On January 28, 2019, the Federal Court also granted the United States’ motion to stay. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019 but was unsuccessful in resolving the matters. All civil cases continue to remain stayed, although Plaintiffs' counsel has submitted a letter to the Court seeking a lift of the stay.
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust, which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases, including Walker, as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all five of the individual actions are stayed in their home jurisdictions. The next case management conference in JCCP No. 4955 was held on February 24, 2022. At that case management conference, the Court ordered a mediation between the Plaintiffs and Davey Tree related to Davey Tree's contracts with PG&E. Separately, the court ordered that all parties shall participate in a mediation with the Plaintiffs prior to January 27, 2023. An initial mediation date for all the Plaintiffs and Davey Tree related to parties on the contractual issues was set for October 17, 2022 but did not resolve at this initial mediation.
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
Item 1A.Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2021, includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2021 Annual Report during the nine months ended October 1, 2022.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2022
January 1 to January 29	1,285	$18.10	—	3,845,851
January 30 to February 26	5,620	18.10	—	3,845,851
February 27 to April 2	382,610	18.10	—	3,845,851
Total First Quarter	389,515	18.10	—

April 3 to April 30	321,122	18.10	—	3,845,851
May 1 to May 28	927,994	18.10	—	3,845,851
May 29 to July 2	397,888	18.10	—	3,845,851
Total Second Quarter	1,647,004	18.10	—

July 3 to July 30	16,083	18.10	—	3,845,851
July 31 to August 27	108,358	18.10	—	3,845,851
August 28 to October 1	366,911	18.10	—	3,845,851
Total Third Quarter	491,352	18.10	—

Total Year-to-Date	2,527,871	$18.10	—

(1) During the nine months ended October 1, 2022, the Company purchased 2,527,871 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 3,845,851 remained available under the program, as of October 1, 2022. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	November 8, 2022	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	November 8, 2022	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)