Form 10-K
period 2022-12-31
DAVEY TREE EXPERT CO
filed 2023-03-16
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive offices during the relevant recovery period pursuant to Section 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 42,730,832 Common Shares outstanding as of March 10, 2023. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of July 1, 2022 was $709,148,916. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers. The registrant's Common Shares are not traded on a public market.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, to be held on May 16, 2023, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "might," "expects," "plans," "anticipates," "believes," "estimates," "seeks," "predicts," "potential," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of rising inflation or interest rates, the possibility of an economic recession, or the COVID-19 pandemic or other public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, such as the recent increases and volatility arising from the effect of the Russia-Ukraine conflict; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of COVID-19, the Russia-Ukraine conflict, supply chain shortages and disruptions, rising interest rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report on Form 10-K to conform these statements to actual future results, except as required by applicable securities laws.

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
We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2022, we had revenues of approximately $163 million, or approximately 11% of total revenues, from Pacific Gas & Electric Company ("PG&E"), our largest customer.
We have also engaged in, and may continue to seek, acquisitions or other transactions to further enhance our competitive position, and have, in the past, acquired businesses aimed at expanding the geography and scope of our services. During 2022, our investments in businesses were approximately $46,229. For additional information, see Note D. Business Combinations. Such acquisitions or other transactions involve risks and may present financial or operational challenges and may not provide the benefits intended.

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
Seasonality
Our business is seasonal, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers. We can also be affected to a lesser extent by budget constraints of our Utility customers. Because of this seasonality, sales and earnings are generally highest in the second and third quarters of the calendar year, which can create heavy demands for additional working capital at various times throughout the year. We borrow primarily against bank commitments in the form of a revolving credit facility and issue notes to provide the necessary funds for our operations. You can find more information about our bank commitments in "Liquidity and Capital Resources" of this report under "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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

Human Capital
Our values — safety, integrity, expertise, leadership, stewardship and perseverance — are built on the foundation that our people are the key to our success and sustainability as a company. We aim to engage and inspire our employees every day, and provide them with education and development opportunities to help them grow personally and professionally. As of December 31, 2022, we employed approximately 10,400 people, of which approximately 92% were in the United States and 8% were in our Canadian locations. Of our active employees, 99% are full time, 1% are part time and 12% are covered by a collective bargaining agreement. We consider our employee relations to be good.
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
We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2022, women represented 14% of our total employees, and minorities (defined as those who identify as Black/African American, Hispanic/Latino, American Indian/Alaskan Native, Asian, Hawaiian/Pacific Islander and/or two or more races) represented 32% of our U.S. employees.
Education and Development
To sustain our growth, it is imperative that we invest in our employees’ personal and professional development. For nearly 140 years, employee education has been fundamental to our success, equipping each employee with the tools they need to deliver the best possible care to our clients. Through our Learning Management System ("LMS"), employees can access our extensive online education and development programs, consisting of over 650 courses covering a variety of topics. In addition to online LMS training, we offer multiple in-person training opportunities at our Davey Institute and regional workshop sessions. The largest onsite training—the Davey Institute of

Tree Sciences ("D.I.T.S.")—takes place each February in Kent, Ohio. A modern-day take on the original experiences taught by John Davey, D.I.T.S. is open to employees from all over the U.S. and Canada, and the program still uses a combination of lecture and outdoor experiential learning.
Additionally, ongoing partnerships with trade associations as well as an associate’s degree program offered through Kent State University provide current employees with opportunities to continue their education and advance their careers at Davey.
Safe Business Practices
Safety lies at the heart of our company. Our safety program encourages a culture of communication, collaboration and consistency. We view safety and skills training as a continuous development tool and we provide both in-person and distance learning activities to 100% of our field employees each year through our safety department. Davey operates in regions across the United States and Canada where fire seasons and changing climate increase the risk of fire on and around our job sites. In areas with increased fire risk, employees complete an annual fire prevention curriculum developed in collaboration with multiple fire safety and forestry agencies.
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
Compensation, Benefits and Well-being
We offer fair, competitive compensation and benefits that support our employees’ overall health and well-being but recognize that supporting our employees does not end there. We encourage employees to plan for their future, and after one year of service, our employees are eligible to invest in our 401(k) plan, where we will match up to 5% of employees’ contributions, and may enroll in our stock purchase plan, where they can purchase shares of the Company at a 15% discount. Both are great ways to save for retirement. We also offer a family scholarship program to assist employees with approved college education tuition and expenses for their children and legal wards.
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
Core to our values is being there for our people when the unexpected happens. We have two employee assistance programs in place to support our employees. The first is our emergency employee assistance program, which provides grants to employees for food, shelter and other basic needs due to unexpected financial hardships. The second is our COVID-19 relief program through the Davey Company Foundation, which provides tax-free payments to employees for eligible expenses incurred as a result of COVID-19 exposure.
Domestic and Foreign Operations
We sell our services to customers in the United States and Canada.
We do not consider the risks associated with our business with foreign customers, other than currency exchange risks, to be materially different from those of our domestic customers.

Access to Company Information
Davey Tree’s internet address is http://www.davey.com. Through our internet website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information on our website is not a part of this Annual Report on Form 10-K.
The following documents are also made available on our website and a copy will be mailed, without charge, upon request to our Corporate Secretary:
▪Code of Ethics
▪Code of Ethics for Financial Matters
Item 1A. Risk Factors.
The factors described below represent the material risks we face. Disclosure of risks should not be interpreted to imply that the risks have not already materialized, and, except as otherwise indicated, these factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring. Other risk factors may exist that we do not consider to be material based on information that is currently available or that we are not currently able to anticipate.
Risks Related to Our Industry in Which We Intend to Compete
We may be unable to employ a sufficient workforce for our field operations.
Our industry operates in an environment that requires heavy manual labor. We may experience slower growth in the labor force for this type of work than in the past. We also may be constrained in hiring and retaining sufficient qualified employees to support our growth strategy due to general labor shortages in our industry. In addition, a lack of qualified labor or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain qualified employees. We are also experiencing higher labor costs due to increased competition for personnel in our industry and generally, as well as the current inflationary environment. In light of the current challenging labor market conditions, our wages and benefits programs and any steps we take to increase our wages and benefits may be insufficient to attract and retain talent at all levels of our organization. Additionally, changes to the laws and regulations that govern the classification or wages of workers may require us to make changes to our operations and may negatively impact our business, increase our costs and expose us to various liabilities.
We may be unable to attract and retain skilled management.
Our success depends, in part, on our ability to attract and retain key managers who share our values and are able to operate effectively consistent with our culture. Competition for the best people can be intense, particularly for employees who can work remotely, as the impact of the COVID-19 pandemic has increased remote opportunities, and depends on many factors, including the attractiveness of our compensation and benefit programs, and we may not be able to promote, hire or retain skilled managers. We closely monitor wage, salary and benefit costs in an effort to remain competitive in our markets. Attracting and maintaining a high quality workforce is a priority for our business, and as wage salary or benefit costs increase, including as a result of minimum wage legislation and inflationary impacts, our operating costs will continue to increase. The loss of services of one or more of our key managers could have a material adverse impact on our business because of the loss of the manager's skills, knowledge of our industry and years of industry experience, and the difficulty of promptly finding qualified replacement personnel, and ineffective succession planning could result in unexpected costs, reduced productivity and/or difficulties with respect to internal processes and controls.
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
Future acquisitions or other strategic transactions could negatively impact our reputation, business, financial position, results of operations and cash flows.
We have acquired businesses in the past and expect to continue to acquire businesses or assets in the future. However, there can be no assurance that we will be able to identify and complete suitable acquisitions. The failure to identify suitable acquisitions and successfully integrate any acquired businesses may limit our ability to expand our operations and could have an adverse effect on our business, financial position and results of operations. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. the process of integrating an acquired business may result in unexpected difficulties and expenses, including the diversion of resources away from our operations; the inability to retain employees, customers and suppliers; difficulties implementing our strategy at the acquired business; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes, accounting systems and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expenses associated with litigation with sellers of such businesses.
If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, we may not be able to realize anticipated benefits and revenue opportunities resulting from acquisitions, and our business could suffer. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against all material liabilities of an acquired business for which we may be responsible as a successor owner or operator.
We could be materially adversely affected by wildfires in California and other areas and other severe weather events and natural disasters, including negative impacts to our business, reputation, financial condition, results of operations, liquidity and cash flows.
Our financial condition, results of operations, liquidity and cash flows could be materially affected by potential losses resulting from the impact of wildfires and other major weather events and natural disasters, including storms, floods, heat waves and droughts, the nature, frequency and severity of which may be exacerbated by climate change, in California and other areas, which have in the past and could in the future expose the Company to litigation and liabilities pursuant to the Company’s indemnification obligations to its customers. Although preventative measures may help mitigate damage, such weather events and natural disasters could result in severe business disruptions, property damage, injuries or loss of life, and delays in recovery may be significant. Such events could result in significant decreases in revenues, cost increases, and other financial difficulties to the Company’s customers and could cause them to file for bankruptcy protection, which occurred most recently with PG&E in 2019, who emerged from bankruptcy in July 2020. Any such event could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and cash flows. Further, these events could result in government enforcement actions or regulatory penalties, litigation and/or civil or governmental actions, including investigations, citations and fines, against our customers and against us if any related losses are found to be the result of their or our activities and services. Ongoing litigation relating to wildfires could take a number of years to resolve due to the complexity of the matters, including ongoing investigations into the cause of the fire and the number of claims or parties that may be involved.
In addition, such weather events and natural disasters may impact the timing and frequency of the performance of our services, or our ability to perform the services at all. For example, severe weather conditions, such as excessive heat or cold, may result in maintenance services being omitted for part of a season or beginning or ending earlier than anticipated, which could result in lost revenues or require additional service to be performed for which we may not receive corresponding incremental revenues. Certain extreme weather events, such as hurricanes and tropical storms, can result in increased revenues related to cleanup and other services. However, such weather events may also impact our ability to deliver our contracted services or cause damage to our facilities or equipment. These weather events can also result in higher fuel costs, higher labor costs and shortages of raw materials and products. As a result, a perceived earnings benefit related to extreme weather events may be moderated. Droughts could cause shortages in the water supply and governments may impose limitations on water usage, which may change customer demand for landscape maintenance and irrigation services. There is a risk that demand for our services will change in ways that we are unable to predict.
Further, climate change may increase the frequency, duration and severity of extreme weather events and change weather patterns or make them more difficult to predict. Such changes may impede our ability to provide services or make it difficult for us to anticipate customer demand.
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
Our business, other than tree services to utility customers, is highly seasonal and weather dependent, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers. Based on the geographic areas we service, revenue and operating income are generally highest in the second and third quarters of the calendar year. Inclement weather, such as uncharacteristically low or high (drought) temperatures or storms, floods, and other events, the frequency, pattern or intensity of which may be increased by climate change, in the second and third quarters could dampen the demand for our horticultural services, resulting in reduced revenues, which would adversely affect on our results of operations.
Financial difficulties or the bankruptcy of one or more of our major customers could adversely affect our results.
Our ability to collect our accounts receivable and future sales depends, in part, on the financial strength of our customers. We grant credit, generally without collateral, to our customers. Consequently, we are subject to credit risk related to changes in business and economic factors throughout the United States and Canada. In the event customers experience financial difficulty, and particularly if bankruptcy results, our profitability may be adversely impacted by our failure to collect our accounts receivable in excess of our estimated allowance for credit losses. Additionally, our future revenues could be reduced by the loss of a customer due to bankruptcy. Our failure to collect accounts receivable and/or the loss of one or more major customers could have an adverse effect on our net income and financial condition.
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
The cost of fuel is a major operating expense of our business. Significant increases in fuel prices for extended periods of time, such as the recent increases and volatility arising from the effects of the Russia-Ukraine conflict and the impacts of inflation, will cause our operating expenses to fluctuate. An increase in cost with partial or no corresponding compensation from customers would lead to lower margins which would have an adverse effect on our results of operations.
Disruptions, delays or price increases within our supply chain could adversely affect our results of operations.
Our business is affected by the availability and price of materials and equipment (including trucks, chippers and service vehicles) that are used in providing service to our customers, which have been, and may continue to be, affected by numerous forces beyond our control, including geopolitical instability (including the effects of the Russia-Ukraine conflict), supply chain disruptions and constraints, product shortages, governmental regulations and trade restrictions, ongoing effects of the COVID-19 pandemic and inflationary pressures. A significant disruption in our ability to obtain these products, including any shortages in sources of supply, price increases, and production and other supply chain disruptions, could disrupt our ability to provide services and result in a loss of revenues, reduced margins and damage to our relationships with customers. In addition, while we seek to manage price and availability risks related to supplies, such as fuel, fertilizer, chemicals, and mulch, through procurement strategies, these efforts may not be successful, and we may experience adverse impacts due to rising prices of such products. Any such increases in prices could adversely affect our profits should we be unable to pass along such price increases to our customers.
Global climate change and related regulations could negatively affect our business.
Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. For example, while a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any such initiatives, restrictions and requirements could restrict our operating activities, require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our energy, raw material and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us. We believe we are in compliance in all material respects with existing climate-related government restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.
We cannot predict the impact, if any, that changing climate conditions will have on us or our customers, as the prospective impact of climate change on our operations and those of our customers remains uncertain. Our industry is subject to seasonal and weather factors, which can vary from period to period. Climate change may increase the frequency, patterns or intensity of extreme weather such as storms, floods, heat waves, droughts and other events, as well as result in changing sea levels, temperature levels and water scarcity, and these changes could be severe, could vary by geographic location, and could impact the timing and frequency of the performance of our services, or our ability to perform the services at all. At the present time, we cannot predict the prospective impact of climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.
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
▪fluctuations in insurance expense due to changes in claims experience and actuarial assumptions; and
▪general and local economic conditions, including the impact of inflationary pressures and any recession that has occurred, or may occur in the United States or Canada.
Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.
We may be adversely affected if we enter into a major unprofitable contract.
Our Residential and Commercial segment and our Utility segment frequently operate in a competitive bid contract environment and may be negotiated on a fixed- or capped-fee basis for the services covered. Such contracts generally require that the total amount of work, or a specified portion thereof, be performed for a single price regardless of our actual costs. We may misjudge a bid and be contractually bound to an unprofitable contract, which could adversely affect our results of operations. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, our cost overruns may cause the contract not to be as profitable as we expected or could cause us to incur losses.

A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, or the systems of third parties upon whom we rely, could be breached or damaged by computer viruses, natural or man-made incidents or disasters, including third-party action, insider attacks, employee or service provider error or malfeasance, phishing or denial-of-service attacks, ransomware or other malware, or social engineering, other unauthorized physical or electronic access, or otherwise. A cyberattack or breach involving our information technology systems or those of our suppliers or other partners could result in business disruption, including disruptions in critical systems, corruption or loss of data, loss or theft of funds, theft of our intellectual property, trade secrets, customer information or other data and unauthorized access to, or release of, personnel information. In addition, we face increased information technology security and fraud risks due to employees working remotely, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, reputation, relationships with our customers, financial condition, operating results and cash flows and could expose us to data loss, allow others to unfairly compete with us, and subject us to litigation, government enforcement actions, regulatory penalties and costly response measures. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future, and we may not have adequate insurance coverage to compensate us for any losses relating to such events.
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
Various economic factors, such as inflationary pressures, increasing interest rates, decreased discretionary spending and customers' confidence in future economic conditions, and any economic downturn or recession, may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. That may make it difficult to estimate our customers' requirements for our services and, therefore, add uncertainty to customer demand. Such economic factors may also cause a reduction in our customers' spending for our services and impact the ability of our customers to pay amounts owed, which could reduce our cash flow and adversely impact our debt or equity financing. These events could have a material adverse effect on our operations and our ability to grow at historical levels. In addition, recent inflation has led us to experience higher costs, including increased labor and transportation costs and costs for materials from suppliers, and in the competitive markets in which we operate, we may not be able to increase prices correspondingly to preserve our gross margins and profitability.
We may not have access to capital in the future due to uncertainties in the financial and credit markets.
We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Future changes in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time-to-time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Economic disruptions, such as inflationary pressures and any economic downturn or recession, and any resulting limitations on future funding, including any restrictions on access to funds under our revolving credit facility, could have a material adverse effect on us.

Any failure by the U.S. federal government to increase the debt ceiling or any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States or globally. The U.S. federal government reached its borrowing limit, or debt ceiling, on January 19, 2023. If the government fails to increase the debt limit, the U.S. government's sovereign credit rating may be downgraded and the U.S. government could default on its debts, which could adversely affect the U.S. and global financial markets and economic conditions. Absent quantitative easing by the federal reserve, these developments could cause interest rates and borrowing costs to further increase, which may negatively impact our ability to obtain additional funding through note issuances. In addition, disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. If appropriations are delayed or a government shutdown was to occur and was to continue for an extended period of time, we could be at risk of program or contract cancellations and other disruptions and non-payment. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
We utilize the U.S. government’s E-Verify program to assist in verifying the employment eligibility of potential new employees and require all new potential employees provide us with government-specified documentation evidencing their employment eligibility. However, the use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. While we believe we are in compliance with applicable laws and regulations of U.S. Immigration and Customs Enforcement ("ICE"), it is possible some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject the Company to fines, penalties and other costs related to compliance with laws and regulations as well as adverse publicity that negatively impacts our reputation and brand and may make it more difficult to hire and retain qualified employees. We are audited from time to time by ICE for compliance with work authentication requirements. While we believe we are in compliance with applicable laws and regulations, if we are found not to be in compliance as a result of any audits, we may be subject to fines or other remedial actions. Our operations may also be impacted by additional costs to hire and train new employees. Furthermore, immigration laws have been an area of considerable political focus in recent years, and, from time-to-time, the U.S. government considers or implements changes to federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome, or reduce the availability of potential employees.
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
In addition, as we work to align our ESG practices with industry standards, we have expanded and, in the future, will likely continue to expand our disclosures in these areas. From time-to-time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments, including our Corporate Responsibility Report. There can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving such initiatives or goals, and we will remain subject to climate change risks regardless. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainability investments over the achievement of any such initiatives or goals based on economic, regulatory and social factors, business strategy or pressure from stakeholders. As a result, the effects of climate change and increased focus by stakeholders on ESG matters could achieve short- and long-term impacts on our business and operations. We also expect to incur additional costs and require additional resources to monitor, report and comply with our various ESG practices. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. The disclosure frameworks we choose to align with, if any, may change from time-to-time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with various ESG tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported process in achieving such goals.
If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or be perceived to fail, in our achievement of such initiatives or goals, or fail in fully and accurately reporting our progress on such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Furthermore, there exists certain "anti-ESG" sentiment among some individuals and governments, and several states have enacted or proposed "anti-ESG" policies or legislation. As we continue to establish our ESG related initiatives, we could face a negative reaction or legislation that impedes our activities or reflects poorly upon the Company Our business and financial condition could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
Natural disasters, pandemics, terrorist attacks and other external events could adversely affect our business.
Natural disasters, the nature, frequency and severity of which may be exacerbated by climate change, public health epidemics or pandemics, such as the COVID-19 pandemic, and resurgences in cases or the emergence of new variants, terrorist attacks, civil unrest, political instability, such as the Russia-Ukraine conflict, and other adverse external events could materially damage our facilities or disrupt our operations or damage the facilities or disrupt the operations of our customers or vendors, and may pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time. Although preventative measures may help to mitigate damage, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance. The occurrence of any such event could adversely affect our business, financial condition and results of operations.
Tax increases and changes in tax rules may adversely affect our financial results.
As a company conducting business with physical operations throughout North America, we are exposed both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.
The Biden administration has announced in 2021 and 2022, and in certain cases has enacted, a number of tax proposals to fund new government investment in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which, if implemented, could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 ('IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income. The IRA also created a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries which may be applicable to our business. While we do not believe the IRA will have a direct negative impact on our business, the effects of the measures are unknown at this time.
We are implementing a new enterprise resource planning system. Our failure to implement it successfully, on time and on budget could have a material adverse effect on us.
We are in the process of implementing a new enterprise resource planning ("ERP") system, which began in the fourth quarter of 2021 and will continue over the next two years. ERP implementations are complex, time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business.
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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	46	Owned	382,348	22
Utility	3	Owned	36,307	3
Residential and Commercial, and Utility	3	Owned	38,506	3
We also lease approximately 215 properties in 35 states and five provinces.
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
In November 2017, a wrongful death lawsuit was filed in Savannah, Georgia in the State Court of Chatham County ("State Court") against Davey Tree, its subsidiary, Wolf Tree, Inc. ("Wolf Tree"), a former Davey employee, a Wolf Tree employee, and two former Wolf Tree employees. That complaint, as subsequently amended, alleges various acts of negligence and seeks compensatory damages for the wrongful death of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017.
In July 2018, a related survival action was filed in Savannah, Georgia by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, and four current and former employees, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three Racketeer Influenced and Corrupt Organizations Act ("RICO") claims under Georgia law seeking treble damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division ("Federal Court"), on August

2, 2018. The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed.
The cases were mediated unsuccessfully in December 2018 and the State Court case was originally set for trial on January 22, 2019. However, as discussed below, the two civil cases were ultimately stayed for more than four years.
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States Department of Justice ("DOJ") filed a motion to stay both actions on the grounds that on December 7, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. The State Court case was stayed on December 28, 2018 and the Federal Court case was stayed on January 8, 2019. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019, but was unsuccessful in resolving the matters.
By November 2022, all three of the individually charged defendants had either been convicted at trial or pled guilty to Federal criminal charges in the Federal Court related to their involvement with the murder and other illegal activities. Two of the criminal defendants have since been sentenced, and sentencing is pending as to the third defendant.
Since the individual defendants' criminal matters are now resolved, the State Court held a status conference with the parties on January 20, 2023. After that status conference, the State Court lifted the stay and entered a scheduling order on February 8, 2023 that, among other items, reopened discovery until mid-March of 2023, followed by amended briefing on the parties' pending motions for summary judgment, which will conclude in mid-May of 2023. The State Court has not yet set a trial date but has indicated it is considering a trial date in 2023. The stay in the Federal Court case has not yet been lifted.
In both civil cases, the Company and Wolf Tree have denied all liability and are vigorously defending against the actions. The Company also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also are vigorously defending the actions.
Previously, on December 17, 2018, the United States Attorney's Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential civil or other violations of immigration and other laws relating to the subject matters of the criminal investigation referenced above. The Company and Wolf Tree are fully cooperating with the investigation and have met with both the civil and criminal divisions of the DOJ to resolve the matter. To date, the matter currently remains unresolved.
Northern California Wildfires
Five lawsuits were filed that name contractors for PG&E Corporation and its subsidiary, Pacific Gas and Electric Company (together, "PG&E"), including Davey Tree, with respect to claims arising from wildfires that occurred in Pacific Gas and Electric Company’s service territory in northern California beginning on October 8, 2017. An action was brought on August 8, 2019 in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company, et al., Case No. 19CV001194. An action was brought on October 8, 2019 in San Francisco County Superior Court, entitled Quinisha Kyree Abram, et al. v. ACRT, Inc., et. al, Case No. CGC-19-579861. An action was brought on October 7, 2019 in San Francisco Superior Court, entitled Adams, et al. v. Davey Resource Group, Inc., et al., Case No. CGC-19-579828. An action was brought on October 8, 2019 in Sacramento Superior Court, entitled Antone, et al. v. ACRT, Inc. et al., Case No. 34-2019-00266662. An action was brought on October 7, 2019 in Sacramento Superior Court, entitled Bennett, et al. v. ACRT, Inc. et al., Case No. 2019-00266501.

Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust (“Plaintiffs’ Trust”), which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all of the actions are stayed in their home jurisdictions. At a case management conference in JCCP No. 4955 on February 24, 2022, the Court ordered that Davey Tree and the plaintiffs participate in a mediation. An initial mediation took place on October 17, 2022. The matter did not resolve at this initial mediation.
In November 2022, Davey Tree filed a cross-complaint against the Plaintiffs’ Trust and PG&E related to the contractual obligations of limitation of liability and hold harmless. Since that time, Davey Tree has dismissed the cross-complaint against PG&E without prejudice. The court set a trial date for October 2, 2023 that will involve the claim of the First Victim Trust as to the Atlas fire. Separately, the court referred the Walker case to Napa County Superior Court for a trial setting. The Napa Court set a trial in the Walker case for March 4, 2024.
In addition the parties are in the process of scheduling a second session of the mediation. The court has ordered that it be conducted by April 28, 2023. The Plaintiffs’ Trust has filed a motion for summary adjudication to be heard on March 30, 2023, and a demurrer to Davey Tree’s cross-complaint is to be heard on April 19, 2023. The motion for summary adjudication challenges the limitation of liability as set forth in the assigned contracts, and both the motion and demurrer challenge Davey Tree’s claim that the hold harmless provisions in Davey Tree’s contracts with PG&E are an obligation of the Plaintiffs’ Trust.
The Defendants have also received evidence from the Plaintiffs' Trust and PG&E collected by those parties prior to and during the PG&E bankruptcy proceedings and Davey Tree's experts have performed an inspection of the evidence. Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability in these cases and is vigorously defending against plaintiffs' alleged claims.
In all cases, the Company denies all liability and will vigorously defend the actions.
Item 4.  Mine Safety Disclosures.
Not applicable.

Information about our Executive Officers.
Our executive officers and their present positions and ages as of March 1, 2023 follows:

Name	Age	Position	Years with Company	Served as an Executive Officer Since

Patrick M. Covey	59	Chairman, President and Chief Executive Officer	31	2007

Joseph R. Paul, CPA	61	Executive Vice President, Chief Financial Officer and Assistant Secretary	17	2005

Christopher J. Bast, CPA, CTP	55	Senior Vice President, Treasurer and Operations Support	9	2013

Joseph E. Day	64	Executive Vice President, U.S. Residential Operations	40	2022

James E. Doyle	54	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	33	2014

Lawrence R. Evans	64	Executive Vice President and General Manager, Davey Tree Surgery Company	42	2022

James C. Houston	58	Vice President and General Manager, Eastern Operations, U.S. Residential/Commercial Services and Commercial Landscape Services	30	2022

Gregory M. Ina	51	Executive Vice President, The Davey Institute and Employee Development	27	2016

Dan A. Joy	65	Executive Vice President and Assistant to the President	46	2013

Brent R. Repenning	51	Executive Vice President, U.S. Utility and Davey Resource Group	28	2014

Erika J. Schoenberger	43	Vice President, General Counsel and Secretary	5	2018

Thea R. Sears, CPA	54	Vice President and Controller	29	2010
Mr. Covey was appointed Chairman effective March 6, 2020, Chief Executive Officer effective July 21, 2017, and served as President and Chief Operating Officer since March 4, 2016 and as a Director since May 20, 2014. He previously served as President and Chief Operating Officer, U.S. Operations, having been appointed in April 2014, and as Chief Operating Officer, U.S. Operations, having been appointed in February 2012. Prior to that time, Mr. Covey served as Executive Vice President, having been appointed in January 2007, Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005, and Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.
Mr. Paul has served as Executive Vice President, Chief Financial Officer and Assistant Secretary since May 19, 2021. Mr. Paul previously served as Executive Vice President, Chief Financial Officer and Secretary effective March 4, 2016. and as Chief Financial Officer and Secretary, having been appointed in March 2013. Prior to that time, he served as Vice President and Treasurer, having been appointed in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005.

Mr. Bast was appointed Senior Vice President, Treasurer and Operations Support in December 2022. Prior to that time, he was appointed Vice President effective September 18, 2017, having previously served as Treasurer since April 2013. Mr. Bast joined Davey Tree in March 2013 and prior to joining us, served in various management positions from 1994 to 2013 at Diebold, Incorporated, a provider of self-service delivery and security systems.
Mr. Day was appointed Executive Vice President, U.S. Residential Operations in May 2022, having previously served as Executive Vice President and General Manager of the Residential/Commercial Service Line since April 2021, and General Manager for Western Operations since 2014. Previously, having joined Davey Tree in 1982, Mr. Day held various managerial positions, including Operations Manager, District Manager and Assistant District Manager.
Mr. Doyle was appointed Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited ("Davey Tree Limited"), effective May 21, 2014 and previously served as Vice President and General Manager, Davey Tree Limited, having been appointed in February 2012. Prior to that time, he served as Vice President and General Manager, Operations, Davey Tree Limited, having been appointed in May 2011, and Vice President, Operations, Davey Tree Limited, having been appointed in January 2006. Previously, having joined Davey Tree in 1989, Mr. Doyle held various managerial positions, including District Manager and Operations Manager.
Mr. Evans was appointed as an officer in May 2022. Mr. Evans has served as Executive Vice President and General Manager, Davey Tree Surgery Company since April 2021, and previously served as Vice President and General Manager of the Davey Tree Surgery Company since 2017. Previously, having joined Davey Tree in 1980, Mr. Evans held various managerial and operational positions including Senior Vice President, Vice President, Operations Manager and Account Manager.
Mr. Houston was appointed as an officer in May 2022. Mr. Houston has served as Vice President and General Manager, Eastern Operations, U.S. Residential/Commercial Services and Commercial Landscape Services since 2017. Prior to that time, he served as Vice President of Midwest Operations since 2010. Previously, having joined Davey in 1992, Mr. Houston held various managerial and operational positions including Operations Manager and District Manager.
Mr. Ina was appointed Executive Vice President, The Davey Institute and Employee Development in July 2017, having previously served as Vice President and General Manager of Research, Recruiting and Human Resource Development effective April 4, 2016, and having previously been appointed as an officer effective March 4, 2016. Prior to this time, he served as Vice President and General Manager of the Davey Institute, having been appointed in May 2009, and General Manager of the Davey Institute, having been appointed in May 2006. Previously, having joined Davey Tree in 1996, Mr. Ina held various managerial and operational positions in the Davey Institute and Davey Resource Group.
Mr. Joy was appointed Executive Vice President and Assistant to the President effective May 3, 2021, having previously served as Executive Vice President and General Manager, Commercial Landscape Services and Operations Support Services, effective August 15, 2014. Mr. Joy previously served as Executive Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2014. Prior to that time, he served as Vice President and General Manager, Commercial Landscape Services, having been appointed in May 2013, and Vice President, Commercial Landscape Services, having been appointed in December 2004. Previously, having joined Davey Tree in 1976, Mr. Joy held various managerial positions, including Operations Manager, District Manager and Assistant District Manager.
Mr. Repenning was appointed Executive Vice President, U.S. Utility and Davey Resource Group in July 2017, having previously served as Senior Vice President, Davey Resource Group and Eastern Utility, effective October 2, 2016, and as Vice President and General Manager, Davey Resource Group, having been appointed in June 2010. Prior to that time, he served as Vice President, Davey Resource

Group, having been appointed in October 2009. Previously, having joined Davey Tree in 1994, Mr. Repenning held various managerial and operational positions, including Regional Manager, Production Manager and Supervisor.
Ms. Schoenberger was appointed Assistant Secretary in September 2018, having joined the Company in August 2018 as Vice President and General Counsel. Ms. Schoenberger has served as Secretary since May 19, 2021. Prior to joining Davey Tree, Ms. Schoenberger served as General Counsel, Corporate Secretary and Senior Vice President at the Oneida Group, Inc., a global marketer of tabletop and food preparation products from September 2013 until she joined the Company. Prior to that, she was a Partner at Frost Brown Todd, LLC, a national full service law firm.
Ms. Sears was appointed Vice President effective September 18, 2017 having served as Controller since September 16, 2016 and prior to that, served as Assistant Controller, having been appointed in May 2010. Prior to that time, she served as Manager of Financial Accounting, having been appointed in April 1998, and as Supervisor of Financial Accounting, having been appointed in September 1995. Having joined Davey Tree in 1993, Ms. Sears has held a variety of roles in financial reporting, managerial reporting and operations accounting.
Our officers serve from the date of their appointment to the next organizational meeting of the Board of Directors and until their respective successors are appointed or their earlier retirement, resignation or termination.
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

	Common Stock Price Range		Cash Dividends Declared (in cents)
	High	Low
Fiscal Year 2022
First quarter ended April 2, 2022	$18.10	$16.40	1.75
Second quarter ended July 2, 2022	18.10	18.10	2.00
Third quarter ended October 1, 2022	18.10	18.10	2.00
Fourth quarter ended December 31, 2022	18.10	18.10	2.00
Fiscal Year 2021
First quarter ended April 3, 2021*	15.00	12.45	1.25
Second quarter ended July 3, 2021*	15.00	15.00	1.50
Third quarter ended October 2, 2021	16.40	15.00	1.50
Fourth quarter ended December 31, 2021	16.40	16.40	1.75

* Adjusted for a two-for-one stock split effected in October 2021
On December 4, 2020, our Board of Directors approved a change to our dividend policy. Under the revised dividend policy, on an annual basis, we will now target a dividend yield in the range of .4% to .5%. The Board will evaluate the dividend on a semiannual basis in conjunction with our independent stock valuation and if the current annual dividend is less than .4% of our current stock price, the Board intends to increase the quarterly cash dividend.
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
Record Holders
On March 10, 2023, we had 4,653 record holders of our common shares.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities
The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2022
January 1 to January 29	1,285	$18.10	—	3,845,851
January 30 to February 26	5,620	18.10	—	3,845,851
February 27 to April 2	382,610	18.10	—	3,845,851
Total First Quarter	389,515	18.10	—

April 3 to April 30	321,122	18.10	—	3,845,851
May 1 to May 28	927,994	18.10	—	3,845,851
May 29 to July 2	397,888	18.10	—	3,845,851
Total Second Quarter	1,647,004	18.10	—

July 3 to July 30	16,083	18.10	—	3,845,851
July 31 to August 27	108,358	18.10	—	3,845,851
August 28 to October 1	366,911	18.10	—	3,845,851
Total Third Quarter	491,352	18.10	—

October 2 to October 29	802,418	18.10	522,032	3,323,819
October 30 to December 3	403,329	18.10	—	3,323,819
December 4 to December 31	431,964	18.10	—	3,323,819
Total Fourth Quarter	1,637,711	18.10	522,032

Total	4,165,582	$18.10	522,032

(1) During the year ended December 31, 2022, the Company purchased 3,643,550 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 3,323,819 remained available under the program as of December 31, 2022. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

Stock Performance Graph
Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index
The following Performance Graph compares cumulative total shareholder returns (assuming an initial investment of $100 on December 31, 2017, and reinvestment of dividends) for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index (the "S&P 500 Index") and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The peer group are all publicly held companies deemed to be engaged in similar lines of business.

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company

Five-Year Cumulative Return
325
300
275
250
225
200
175
150
125
100
75
2017
2018
2019
2020
2021
2022
Davey Tree
S&P 500 Index
Peer Group

	2017	2018	2019	2020	2021	2022
Davey Tree	100	111	128	159	193	198
S&P 500 Index	100	96	126	149	192	157
Peer Group	100	87	102	170	195	185
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
▪Overview of 2022 Results;
▪Results of Operations, including fiscal 2022 compared to fiscal 2021;
▪Liquidity and Capital Resources, including cash flow summary, contractual obligations summary, off-balance sheet arrangements, and capital resources;
▪Recent Accounting Guidance;
▪Critical Accounting Policies and Estimates; and
▪Market Risk Information, including interest rate risk and foreign currency exchange rate risk.
OVERVIEW OF 2022 RESULTS
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
Impact of COVID-19 and Recent Trends
While the coronavirus ("COVID-19") pandemic did not have a material adverse effect on our reported results for the year ended December 31, 2022, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear due to the inherent uncertainty surrounding COVID-19, given its continual evolution. We have taken steps to support our employees and protect their health and safety, while also ensuring that our business can continue to operate and provide services to our customers. During the year ended December 31, 2022, we incurred expenses of $1,530 as a result of the COVID-19 pandemic mainly for administrative leave and personal protective equipment.
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
Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last several months has led us to experience higher costs, including higher labor costs and costs for materials from suppliers and transportation costs, and, in the competitive markets in which we operate, we may not be able to increase our prices correspondingly to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our prices to pass through some of these higher costs to our customers; however, our ability to raise our prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
2022 Subscription Offering
The Company offered to eligible employees and nonemployee directors the right to subscribe to a maximum of 2,666,667 common shares of the Company at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company’s Board of Directors. The offering period ended on August 1, 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share. For additional information regarding the offering, see Note L, Common Shares, Redeemable Common Shares and Preferred Shares.

RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2022	2021	2020	2022/2021	2021/2020
Revenues	100.0%	100.0%	100.0%	9.7%	7.0%
Costs and expenses:
Operating	64.6	64.3	63.8	10.4	7.4
Selling	18.0	17.6	17.7	12.1	6.6
General and administrative	7.7	7.2	7.0	16.3	11.5
Depreciation	3.4	3.8	4.2	(1.8)	(1.8)
Amortization of intangible assets	.2	.2	.2	6.0	7.7
Gain on sale of assets, net	(.5)	(.4)	(.3)	51.9	57.9
	93.4	92.7	92.7	10.5	7.0
Income from operations	6.6	7.3	7.3	(1.0)	7.5
Other income (expense):
Interest expense	(.4)	(.4)	(.5)	23.2	(27.9)
Interest income	.1	—	.2	nm	nm
Other	(.7)	(.5)	(.4)	40.5	26.4
Income before income taxes	5.6	6.5	6.5	(4.7)	6.6
Income taxes	1.6	1.7	1.8	.7	3.5
Net income	4.0%	4.8%	4.7%	(6.7)%	7.8%

nm--not meaningful

Fiscal 2022 Compared to Fiscal 2021
A comparison of our fiscal year 2022 results to 2021 follows:

	Year Ended December 31,
	2022	2021	Change	% Change
Revenues	$1,511,081	$1,378,053	$133,028	9.7%
Costs and expenses:
Operating	976,316	884,232	92,084	10.4
Selling	271,882	242,453	29,429	12.1
General and administrative	116,036	99,784	16,252	16.3
Depreciation	51,969	52,927	(958)	(1.8)
Amortization of intangible assets	3,228	3,044	184	6.0
Gain on sale of assets, net	(8,586)	(5,653)	(2,933)	51.9
	1,410,845	1,276,787	134,058	10.5
Income from operations	100,236	101,266	(1,030)	(1.0)
Other income (expense):
Interest expense	(6,129)	(4,973)	(1,156)	23.2
Interest income	955	175	780	nm
Other	(9,863)	(7,021)	(2,842)	40.5
Income before income taxes	85,199	89,447	(4,248)	(4.7)
Income taxes	23,909	23,748	161	.7
Net income	$61,290	$65,699	$(4,409)	(6.7)%

nm--not meaningful
Revenues--Revenues of $1,511,081 increased $133,028 compared with the $1,378,053 reported in 2021. Utility increased $75,481, or 9.9%, from the prior year. The increase was primarily attributable to additional revenues from increased work year-over-year on existing accounts, rate increases, new accounts and storm damage work. Residential and Commercial increased $56,306, or 9.2%, from 2021. Increases were primarily attributable to increases in tree surgery, plant care, grounds maintenance, consulting services and storm damage services.
Operating Expenses--Operating expenses of $976,316 increased $92,084 from the prior year, and as a percentage of revenues increased to 64.6% from 64.3%. Utility experienced an increase of $65,228, or 11.8%, from 2021, and as a percentage of revenues increased to 73.4% from 72.1%. Increases in payroll and benefits expenses, fuel expense, equipment expenses, material expense, subcontractor expense, tool and parts expense and crew expenses were partially offset by a decrease in chemical expense. Residential and Commercial increased $36,307, or 11.4%, compared with 2021 and as a percentage of revenue increased to 53.1% from 52.0%. Increases were primarily in payroll and benefits expense, materials expense, subcontractor expense, fuel expense, equipment expense, tools and parts expense and disposal expense.
Operating expenses for 2022 also included $1,530 of expenses related directly to COVID-19, including $1,322 for additional administrative leave offered to employees who have been unable to work due to COVID-19 imposed restrictions. In 2021, the Company had $1,493 of expenses directly related to COVID-19.

Fuel costs increased in 2022 as compared with fuel costs for 2021 and impacted operating expenses within both segments. During 2022, fuel expense of $60,340 increased $18,463, or 44.1%, from the $41,877 incurred in 2021. The $18,463 increase included price increases approximating $16,825 and usage increases approximating $1,638.
Selling Expenses--Selling expenses of $271,882 increased $29,429 from 2021 and as a percentage of revenues increased to 18.0% from 17.6%. Utility increased $18,252, or 21.9%, from 2021 and as a percentage of revenue increased to 12.1% from 10.9%. Increases were primarily in wages and incentive expense and travel expense. Residential and Commercial increased $12,870, or 7.9%, from 2021 but as a percentage of revenue decreased to 26.4% from 26.8%. Increases were primarily in field management wages and incentive expense, office rent, travel expense and marketing expenses.
General and Administrative Expenses--General and administrative expenses of $116,036 increased $16,252 from 2021 and as a percentage of revenues increased to 7.7% from 7.2%. Increases were primarily in salary and incentive expense, travel expense, information systems and communications expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $55,197 decreased $774 from the prior year and as a percentage of revenues decreased to 3.6% from 4.0%. The decrease was attributable to an increased use of operating leases for equipment.
Gain on Sale of Assets--Gain on the sale of assets of $8,586 increased $2,933 from the $5,653 recognized in 2021. The increase is the result of the sale of more vehicles and equipment at a higher average gain per unit in 2022 as compared with our average gain in 2021.
Interest Expense--Interest expense of $6,129 increased $1,156 from the $4,973 incurred in 2021. The increase is attributable to higher average debt levels and borrowing rates necessary to fund operations, capital expenditures and purchases of treasury shares.
Interest Income--Interest income of $955 increased $780 from the $175 of interest income in 2021. The increase is attributable to increases in our investments in marketable securities in our captive insurance subsidiary.
Other, Net--Other expense, net of $9,863 increased $2,842 from the $7,021 experienced in 2021. Other, expense net, consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for 2022 were $23,909, an effective tax rate of 28.2%, compared with income taxes for 2021 of $23,748, or an effective tax rate of 26.6%. The increase of 1.6% in the effective tax rate as compared to 2021 relates to non deductible expenses and state income taxes.
Net Income--Net income of $61,290 was $4,409 less than the $65,699 earned in 2021.
Fiscal 2021 Compared to Fiscal 2020
A detailed discussion of the prior year 2021 to 2020 year-over-year changes has been omitted from this Form 10-K and can be found in Part II, Item 7. Management's Discussion and Analysis, in the 2021 Annual Report on Form 10-K filed with the SEC on March 11, 2022; which specific discussion is incorporated herein by reference.

Goodwill—Impairment Tests
Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2022 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2022 that would impact this conclusion.
The fair values of the reporting units were estimated using discounted projected cash flows for the goodwill impairment analysis that required assumptions related to revenues, operating margins, growth rates, discount rates, and working capital requirements. In determining those assumptions, we consider data, including--for each reporting unit--its annual budget for the upcoming year, its longer-term performance expectations, anticipated future cash flows and market data. Assumptions were also made for perpetual growth rates for periods beyond the forecast period. The assumptions used to calculate the fair value of a reporting unit may change from year to year based on operating results, market conditions and other factors. Changes in these assumptions could materially affect the determination of the fair value for each reporting unit.
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
The carrying value of the recorded goodwill for all reporting units totaled approximately $70,107 at December 31, 2022. Based upon the goodwill impairment analysis conducted in the fourth quarter 2022, the determined fair value of the reporting units exceeded their carrying value by more than a significant amount.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital. During 2022, we also engaged in a subscription offering of our common shares to eligible employees and nonemployee directors, which closed in the third quarter of 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share.

Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2022 and December 31, 2021, are summarized as follows:

	2022	2021
Cash provided by (used in):
Operating activities	$77,898	$75,969
Investing activities	(131,516)	(87,178)
Financing activities	52,827	14,443
Effect of exchange rate changes on cash	(143)	25
(Decrease) increase in cash	$(934)	$3,259
Net Cash Provided by Operating Activities--Operating activities in 2022 provided cash of $77,898 as compared to $75,969 provided in 2021. The $1,929 net increase was primarily attributable to a $31,161 difference in the change in accounts payable and accrued expenses, partially offset by a decrease of $8,500 in the change in self-insurance accruals, and an $8,861 increase in the change in accounts receivable.
Overall, accounts receivable increased $33,714 in 2022 as compared to the increase of $24,853 experienced in 2021. The increase in 2022 was attributable to the timing of payments from Utility segment customers. With respect to the change in accounts receivable arising from business levels, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of 2022 increased by eight days to 80 days, as compared to 2021. The DSO at December 31, 2021 was 72 days. We use DSO to monitor trends in customer payment patterns and collection efforts.
Accounts payable and accrued expenses increased $4,812 in 2022, a $31,161 change from the decrease of $26,349 experienced in 2021. The change was primarily attributable to increases in the changes of payroll taxes payable, income taxes payables, customer deposits and employee compensation accruals. A decrease in payroll taxes payable was attributable to the deferral of $23,023 for certain federal payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in 2020 and the second repayment of $10,453 of those payroll taxes in 2022. Income taxes payable was impacted by the timing of estimated payments. Employee compensation accruals decreased by a greater amount in 2021 than in 2022.
Self-insurance accruals increased $8,185 in 2022, a change of $8,500 compared to the increase of $16,685 experienced in 2021. The increase occurred within our workers compensation and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.
Net Cash Used in Investing Activities--Investing activities used $131,516 in cash, $44,338 more than the $87,178 used in 2021. The increase was primarily attributable to an increase in expenditures for equipment, land and building, business acquisitions and net investments in marketable securities for our captive insurance subsidiary.
Net Cash Provided by Financing Activities--Financing activities provided $52,827 in cash in 2022, $38,384 more than the $14,443 of cash provided in 2021. Our net borrowing on our revolving credit facility was $103,601 in 2022 as compared with the $46,119 borrowed during 2021. The increase in the net borrowing on the revolving credit facility primarily relates to capital expenditures and payments of notes payable, primarily related to acquisitions. Proceeds from notes payable totaled $71,152 and payments of notes payable totaled $78,903 during 2022. Purchases of common shares for treasury of $75,694 were partially offset by net cash received of $39,198 from the sale of common shares and cash received from our common share subscription offering. Dividends paid during 2022 totaled $3,540.

The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $16,817 and $11,814 in 2022 and 2021, respectively. Purchases of common shares, other than redeemable common shares, approximated $58,877 and $39,132 in 2022 and 2021, respectively.
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
As of December 31, 2022, we had unused commitments under the revolving credit facility approximating $171,943 and $153,057 committed, which consisted of $150,433 borrowings and issued letters of credit of $2,624. As of December 31, 2022, borrowings outstanding bore interest, at the Company's option, of either (a) the base rate or (b) the London Interbank Offered Rate ("LIBOR") plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. As of December 31, 2022, the base rate was the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
In January 2023, we amended our amended and restated credit agreement to update the benchmark interest rate provisions to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). The amendment also updated the rate that borrowings outstanding bear interest, at the Company's option, to either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%.
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
Term Loans, Weighted-Average Interest Rate--The weighted-average interest rate on the term loans approximated 3.14% at December 31, 2022 and 2.22% at December 31, 2021.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2022 were as follows: 2023--$23,826; 2024--$18,372; 2025--$17,482; 2026--$165,433; 2027--$15,000; and thereafter $15,000.
Accounts Receivable Securitization Facility--In June 2022, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to June 29, 2023. In addition to extending the termination date, the amendment replaced the LIBOR interest rate provisions with customary provisions based on SOFR.
The AR Securitization program has a limit of $100,000, of which $89,689 and $83,355 were issued for LCs as of December 31, 2022 and December 31, 2021, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2022--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to the term SOFR plus .10%, or, in certain circumstances, a base rate equal to the greatest of (i) the bank’s prime rate and (ii) the federal funds rate plus .50% and (iii) 1.00% above the Daily one month SOFR plus .10% and, following any default, 2.00% plus the greater of (a) the term SOFR plus .10% and (b) a base rate equal to the greatest of (i), (ii) and (iii) above.

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
As of December 31, 2022, we were in compliance with all debt covenants.
Contractual Obligations Summary
The following is a summary of our long-term contractual obligations, at December 31, 2022, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2023	2024	2025	2026	2027	Thereafter
Revolving credit facility	$150,433	$—	$—	$—	$150,433	$—	$—
Senior unsecured notes	86,980	2,995	17,995	17,396	16,797	16,198	15,599
Term loans	30,429	24,232	3,616	2,581	—	—	—
Financing lease obligations	13,344	3,338	3,207	2,570	2,195	1,193	841
Operating lease obligations	109,912	37,390	29,762	21,344	11,573	5,383	4,460
Self-insurance accruals	134,147	56,165	26,347	17,588	10,773	6,067	17,207
Purchase obligations	34,704	34,704	—	—	—	—	—
Other liabilities	24,020	2,187	2,889	1,978	1,341	1,029	11,834
	$583,969	$161,011	$83,816	$63,457	$193,112	$29,870	$49,941
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2022. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2022, have not been included in the summary above. Noncurrent deferred taxes are also not included in the summary.
As of December 31, 2022, total commitments related to issued letters of credit were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit. As of December 31, 2021, total commitments related to issued letters of credit were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program, and $2,130 were issued under short-term lines of credit.
Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2023 through 2027. We intend to renew the performance bonds where appropriate and as necessary.
There are no "off-balance sheet arrangements" as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Cash of $18,526 as of December 31, 2022 included $16,196 in the U.S. and $2,330 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate any portion of our 2022 Canadian earnings to satisfy our 2023 U.S. based cash flow needs.
Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2022, we had working capital of $196,894, unused short-term lines of credit approximating $8,985, and $171,943 available under our revolving credit facility.
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
Allowance for Credit Losses--In determining the allowance for credit losses, we evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), we evaluate each specific situation to determine the collectability given the facts and circumstances and if necessary, record a specific allowance for credit losses against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for credit losses based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer’s ability to meet its financial obligation to us or higher than expected customer defaults), our estimates of the recoverability of amounts could differ from the actual amounts recovered.

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
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by the Company. As part of the process to determine the market price, an independent valuation is obtained, which is approved by the Company's Board of Directors. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded ("comparable publicly traded companies"). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The valuation of the shares utilizes two valuation approaches, the Market Approach and the Income Approach, to derive a basis of value. Key assumptions used in the stock valuation include growth rate, discount rate, rate of capital expenditures, net worth, earnings and appropriate valuation multiples.
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
The following table provides information, as of December 31, 2022, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2022.

	Expected Maturity Date							Fair Value December 31, 2022
	2023	2024	2025	2026	2027	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$23,826	$18,372	$17,482	$15,000	$15,000	$15,000	$104,680	$104,403
Average interest rate	4.2%	4.0%	4.0%	4.0%	4.0%	4.0%
Variable rate	$—	$—	$—	$150,433	$—	$—	$150,433	$150,433
Average interest rate	—%	—%	—%	5.3%	—%	—%
The interest rate on the variable-rate debt, as of December 31, 2022, ranged from 4.9% to 5.4%.
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
For the year ended December 31, 2022, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.
Commodity Price Risk
We are subject to market risk from fluctuating prices of fuel--both diesel and gasoline. In prior years we have used fuel derivatives as "economic hedges" related to fuel consumed by Davey Tree service vehicles. Presently, we are not engaged in any hedging or derivative activities.
Impact of Inflation
We have been impacted by the broad and rapid inflation and rising interest rates affecting the U.S. economy. These inflationary pressures have increased our costs for labor, fuel, material costs and interest expense on our outstanding borrowings under our revolving credit facility. We have also experienced some delays in our supply chains. The inflationary pressures, to the extent we have been unable to offset these costs through increases in our prices or other measure, have had a negative impact to our operating results.

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
Our internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our business transactions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance that the unauthorized acquisition, use, or disposition of our assets will be prevented or detected in a timely manner. We maintain a dynamic system of internal controls and processes--including internal control over financial reporting--designed to ensure reliable financial recordkeeping, transparent financial reporting and protection of physical and intellectual property.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2022, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

/s/ Patrick M. Covey	/s/ Joseph R. Paul	/s/ Thea R. Sears
Patrick M. Covey Chairman, President and Chief Executive Officer	Joseph R. Paul Executive Vice President, Chief Financial Officer and Assistant Secretary	Thea R. Sears Vice President and Controller
Kent, Ohio
March 16, 2023
This form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service and process efficiencies through the implementation of SAP S/4Hana, a cloud-based Enterprise Resource Planning system. The initial phase to implement the human resource and payroll process was deployed during the fourth quarter of 2021. Additional phases will continue over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout the development and deployment of each phase. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Information about our directors will be included in the sections "Proposal One-Election of Directors" and "Corporate Governance-Board Independence" of our 2023 Proxy Statement, which is incorporated into this report by reference.
Information about our audit committee and our audit committee financial expert will be included in the sections "Corporate Governance-Committees of the Board of Directors-Audit committee" and "Corporate Governance-Committees of the Board of Directors" of our 2023 Proxy Statement, which are incorporated into this report by reference.
Information required by Item 405 of Regulation S-K will be included in the section "Ownership of Common Shares-Delinquent Section 16(a) Reports" of our 2023 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Corporate Governance-Shareholder Nominations for Director," which is incorporated into this report by reference.
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
Item 11.  Executive Compensation.
Information about executive and director compensation will be included in the sections "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Named Executive Officers," "2022 Director Compensation", and "Corporate Governance-Compensation Committee Interlocks and Insider Participation" of our 2023 Proxy Statement, which are incorporated into this report by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about ownership of our common shares by certain persons will be included in the section "Ownership of Common Shares" of our 2023 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans will be included in the section "Compensation of Named Executive Officers-Equity Compensation Plan Information" of our 2023 Proxy Statement, which is incorporated into this report by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information about certain transactions between us and our affiliates and certain other persons and the independence of directors will be included in the sections "Corporate Governance-Board Independence" and "Corporate Governance-Transactions with Related Persons" of our 2023 Proxy Statement, which are incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.
Information about our principal accountant’s fees and services is in the section "Proposal 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm-Fees and Other Matters" of our 2023 Proxy Statement, which is incorporated into this report by reference.
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

4.1	Description of The Davey Tree Expert Company's Registered Securities (Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021).

10.1
Fourth Amended and Restated Credit Agreement, dated as of August 18, 2021, by and among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and PNC Bank, National Association and Wells Fargo Bank, N.A., as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2021).

10.2
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 13, 2023, by and among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and PNC Bank, National Association and Wells Fargo Bank, N.A., as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2023).

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

EXHIBIT INDEX
Exhibit No.	Description

10.7 *	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.8 *	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

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

10.12 *
Amendment to The Davey Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2022).

10.13 *
Receivables Financing Agreement, dated May 9, 2016, as amended through Amendment No. 10, dated June 30, 2022, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2022).

10.14
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

10.17
Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated September 20, 2021, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

10.18 *	Form of 2014 Omnibus Stock Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.19 *
Form of 2014 Omnibus Stock Plan Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.20 *	The Davey 401KSOP and ESOP (January 1, 2022 Restatement) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022).

10.21 *
Employment agreement by and among The Davey Tree Expert Company and Erika J. Schoenberger dated July 27, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022).

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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2023.

THE DAVEY TREE EXPERT COMPANY

/s/ Patrick M. Covey
Patrick M. Covey Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2023.

/s/ Donald C. Brown	/s/ Catherine M. Kilbane
Donald C. Brown Director	Catherine M. Kilbane Director

/s/ Patrick M. Covey	/s/ Charles D. Stapleton
Patrick M. Covey Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Charles D. Stapleton Director

/s/ Alejandra Evans	/s/ Karl J. Warnke
Alejandra Evans Director	Karl J. Warnke Director

/s/ Matthew C. Harris	/s/ Joseph R. Paul
Matthew C. Harris Director	Joseph R. Paul Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

/s/ Thomas A. Haught	/s/ Thea R. Sears
Thomas A. Haught Director	Thea R. Sears Vice President and Controller (Principal Accounting Officer)

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS SCHEDULES
YEAR ENDED DECEMBER 31, 2022
THE DAVEY TREE EXPERT COMPANY
KENT, OHIO

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statements Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
The Company is generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability, and general liability claims. The Company uses commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Self-insurance accruals consist of the projected settlement value of reported and unreported claims. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience. Self-insurance accruals as of December 31, 2022, were $134.1 million.
We identified self-insurance accruals as a critical audit matter because the estimation of ultimate losses of reported and unreported claims is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Changes in claims incurred, claim severity, or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
Given the degree of subjectivity related to estimating self-insurance losses and liabilities, auditing these accruals required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self-insurance accruals were appropriately recorded as of December 31, 2022.

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
March 16, 2023

We have served as the Company's auditor since 2018.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$18,526	$19,460
Accounts receivable, net	321,810	278,280
Operating supplies	17,976	12,662
Prepaid expenses	32,080	30,911
Other current assets	51,872	6,942
Total current assets	442,264	348,255
Property and equipment, net	268,539	227,985
Right-of-use assets - operating leases	104,612	86,423
Marketable securities and other investments	28,909	25,401
Other assets	22,841	17,264
Intangible assets, net	18,949	11,633
Goodwill	70,107	55,980
Total assets	$956,221	$772,941

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease liabilities and short-term debt	$26,872	$25,268
Current portion of operating lease liabilities	34,652	28,682
Accounts payable	50,171	43,021
Accrued expenses	77,454	75,138
Self-insurance accruals	56,221	48,867
Total current liabilities	245,370	220,976
Long-term debt	155,777	48,552
Senior unsecured notes	74,991	74,979
Lease liabilities - finance leases	9,481	8,646
Lease liabilities - operating leases	68,878	57,335
Self-insurance accruals	77,926	77,099
Other liabilities	24,020	11,583
Total liabilities	656,443	499,170
Commitments and contingencies (Note V)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 9,188 and 9,392 shares at redemption value as of December 31, 2022 and 2021	169,978	169,931

Common shareholders' equity:
Common shares, $0.50 par value, per share; 96,000 shares authorized; 76,640 and 76,436 shares issued and outstanding before deducting treasury shares and which excludes 9,188 and 9,392 shares subject to redemption as of December 31, 2022 and 2021	38,550	38,379
Additional paid-in capital	162,828	135,897
Common shares subscribed, unissued	23,864	—
Retained earnings	293,993	239,979
Accumulated other comprehensive loss	(5,588)	(4,173)
	513,647	410,082
Less: Cost of Common shares held in treasury; 43,110 shares in 2022 and 41,325 in 2021	363,502	306,242
Common shares subscription receivable	20,345	—
Total common shareholders' equity	129,800	103,840
Total liabilities and shareholders' equity	$956,221	$772,941

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues	$1,511,081	$1,378,053	$1,287,552
Costs and expenses:
Operating	976,316	884,232	823,297
Selling	271,882	242,453	227,392
General and administrative	116,036	99,784	89,528
Depreciation	51,969	52,927	53,888
Amortization of intangible assets	3,228	3,044	2,827
Gain on sale of assets, net	(8,586)	(5,653)	(3,581)
	1,410,845	1,276,787	1,193,351
Income from operations	100,236	101,266	94,201
Other income (expense):
Interest expense	(6,129)	(4,973)	(6,899)
Interest income	955	175	2,135
Other	(9,863)	(7,021)	(5,555)

Income before income taxes	85,199	89,447	83,882
Income taxes	23,909	23,748	22,945

Net income	$61,290	$65,699	$60,937

Share data:*
Earnings per share--basic	$1.38	$1.46	$1.39

Earnings per share--diluted	$1.31	$1.38	$1.32

Weighted-average shares outstanding:*
Basic	44,448	45,081	43,964

Diluted	46,737	47,590	46,066

* 2020 has been adjusted for the two-for-one stock split effected in October 2021.

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$61,290	$65,699	$60,937
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (losses) gains	(1,857)	84	895
Unrealized loss on available-for-sale securities	(199)	—	—
Defined benefit pension plans:
Net gain (loss) arising during the year	553	141	(152)
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	71	102	66
Prior service cost	17	47	47
	88	149	113
Defined benefit pension plan adjustments	641	290	(39)

Total other comprehensive (loss) income, net of tax	(1,415)	374	856

Comprehensive income	$59,875	$66,073	$61,793

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2020	$37,767	$96,366	$—	$177,711	$(5,403)	$(246,595)	$—	$59,846
Net income	—	—	—	60,937	—	—	—	60,937
Change in 401KSOP and ESOP related shares	34	801	—	(29,666)	—	—	—	(28,831)
Shares sold to employees	—	10,973	—	—	—	12,334	—	23,307
Options exercised	—	(461)	—	—	—	2,980	—	2,519
Stock-based compensation	—	2,390	—	—	—	—	—	2,390
Dividends, $.05 per share*	—	—	—	(2,271)	—	—	—	(2,271)
Other comprehensive income	—	—	—	—	856	—	—	856
Shares purchased	—	—	—	—	—	(39,079)	—	(39,079)
Balances at December 31, 2020	$37,801	$110,069	$—	$206,711	$(4,547)	$(270,360)	$—	$79,674
Net income	—	—	—	65,699	—	—	—	65,699
Change in 401KSOP and ESOP related shares	578	12,405	—	(29,533)	—	—	—	(16,550)
Shares sold to employees	—	10,899	—	—	—	10,291	—	21,190
Options exercised	—	(443)	—	—	—	4,773	—	4,330
Stock-based compensation	—	2,967	—	—	—	—	—	2,967
Dividends, $.06 per share	—	—	—	(2,898)	—	—	—	(2,898)
Other comprehensive income	—	—	—	—	374	—	—	374
Shares purchased	—	—	—	—	—	(50,946)	—	(50,946)
Balances at December 31, 2021	$38,379	$135,897	$—	$239,979	$(4,173)	$(306,242)	$—	$103,840
Net income	—	—	—	61,290	—	—	—	61,290
Change in 401KSOP and ESOP related shares	171	3,517	—	(3,736)	—	—	—	(48)
Shares sold to employees	—	16,357	—	—	—	13,878	—	30,235
Options exercised	—	(673)	—	—	—	3,317	—	2,644
Subscription shares	—	1,560	23,864	—	—	1,239	(20,345)	6,318
Stock-based compensation	—	6,170	—	—	—	—	—	6,170
Dividends, $.08 per share	—	—	—	(3,540)	—	—	—	(3,540)
Other comprehensive loss	—	—	—	—	(1,415)	—	—	(1,415)
Shares purchased	—	—	—	—	—	(75,694)	—	(75,694)
Balances at December 31, 2022	$38,550	$162,828	$23,864	$293,993	$(5,588)	(363,502)	$(20,345)	$129,800

* Per share amount adjusted for the two-for-one stock split effected in October 2021.

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$61,290	$65,699	$60,937
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation	51,969	52,927	53,888
Amortization	3,228	3,044	2,827
Gain on sale of assets	(8,586)	(5,653)	(3,581)
Deferred income taxes	(2,070)	(1,652)	(5,358)
Other	5,593	4,091	(29)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(33,714)	(24,853)	(21,366)
Accounts payable and accrued expenses	4,812	(26,349)	52,577
Self-insurance accruals	8,185	16,685	13,597
Other assets, net	(12,809)	(7,970)	(1,411)
	16,608	10,270	91,144
Net cash provided by operating activities	77,898	75,969	152,081
Investing activities
Capital expenditures:
Equipment	(68,802)	(50,929)	(46,407)
Land and buildings	(20,438)	(16,599)	(5,243)
Purchases of businesses, net of cash acquired and debt incurred	(21,826)	(11,725)	(8,065)
Proceeds from sales of property and equipment	10,557	6,955	4,787
Purchases of marketable securities	(46,833)	(14,888)	—
Proceeds from sale of marketable securities	15,826	8	—
Net cash used in investing activities	(131,516)	(87,178)	(54,928)
Financing activities
Revolving credit facility borrowings	662,531	420,443	596,500
Revolving credit facility payments	(558,930)	(374,324)	(658,500)
Proceeds from notes payable	71,152	235,083	269,445
Payments of notes payable	(78,903)	(235,087)	(281,985)
Payments of financing leases	(2,987)	(3,348)	(1,996)
Purchases of common shares for treasury	(75,694)	(50,946)	(39,079)
Sales of common shares from treasury	35,588	25,520	25,827
Cash received on common-share subscriptions	3,610	—	—
Dividends	(3,540)	(2,898)	(2,271)
Net cash provided by (used in) financing activities	52,827	14,443	(92,059)
Effect of exchange rate changes on cash	(143)	25	107
Increase (Decrease) in cash	(934)	3,259	5,201
Cash, beginning of year	19,460	16,201	11,000
Cash, end of year	$18,526	$19,460	$16,201

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
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
Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, long-lived asset and goodwill valuation, self-insurance accruals, stock valuation and revenue recognition. Actual results could differ from those estimates.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
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
Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Our annual impairment assessment date has been designated as the first day of our fourth fiscal quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2022 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2022 that would impact this conclusion.
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
December 31, 2022
(In thousands, except share data)
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
December 31, 2022
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
Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 11% of revenues during 2022, 13% in 2021 and 17% in 2020. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.
Foreign Currency Translation and Transactions--Assets and liabilities of our Canadian operations are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in the consolidated balance sheet, classified in shareholders’ equity as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from Canadian-dollar transactions with the Canadian operations are converted to U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effect of the transactions gain or loss is classified in the statement of operations as a component of other non-operating income (expense), net.
Comprehensive Income (Loss)--Comprehensive income (loss) includes net income and other comprehensive income or loss. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax.
C.    Recent Accounting Guidance
Accounting Standards Adopted in 2022
Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848)--In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The guidance of this ASU is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. In January 2021, the FASB amended ASU 2020-04 by issuing Accounting Standards Update No. 2021-01, Reference Rate Reform Scope ("ASU 2021-01"). ASU 2021-01 clarifies the scope of optional expedients and exceptions to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date included within Topic 848 from December 31, 2022, to December 31, 2024. In January 2023, we adopted ASU 2020-04 and amended our amended and restated credit agreement to replace the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The amendment did not have a material impact to the Company’s financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers--In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and liabilities in a business combination. This update is intended to improve comparability after the business combination by providing consistent recognition and measurement of acquired revenue contracts and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods, with early adoption permitted, including in interim periods. The Company elected to early adopt this standard during the fourth quarter of 2022. The adoption had no material effect on our consolidated financial statements.
Accounting Standard not yet Adopted
Accounting Standards Update 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations--In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires annual and interim disclosure of the key terms of outstanding supplier finance programs and a roll-forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Upon adoption, we may be required to include additional disclosures to the extent we have material supplier finance program obligations.
D.    Business Combinations
Our investments in businesses were: (a) $46,229 in 2022, including liabilities assumed of $15,592 and debt issued of 7,445; (b) $18,399 in 2021, including liabilities assumed of $3,713 and debt issued of $2,961; and (c) $11,150 in 2020, including $613 of liabilities assumed and debt issued of $2,472. In 2022, we also made a payment of $100 for a contingent liability incurred in an acquisition made during the fourth quarter of 2021.
The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. The purchase price allocations may be revised as we finalize the fair value of the assets acquired and liabilities assumed.
The Company’s intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationship intangible assets were assigned an average useful life of seven years, and the non-competition agreements were assigned an average useful life of five years.
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $14,255 in 2022 ($14,255 of which is deductible for tax purposes), $7,723 in 2021 ($2,228 of which is deductible for tax purposes) and $5,635 in 2020 ($5,635 of which is deductible for tax purposes).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2022, 2021 and 2020 was not significant.
On December 5, 2022, the Company acquired the member interests of Restoration Systems, LLC, an environmental mitigation and restoration services company for $22,129. As part of the acquisition, we acquired compensatory mitigation banking credits which are granted as we complete certain mitigation banking activities which can then be sold to third parties.The details of our preliminary purchase price allocations for Restorations Systems and all other businesses acquired are as follows:

	Year Ended December 31, 2022
	Restoration Systems	All Others	Total
Detail of acquisitions:
Assets acquired:
Cash	$1,365	$—	$1,365
Accounts receivable	10,794	—	10,794
Mitigation bank credit inventory	6,351	—	6,351
Operating supplies	—	48	48
Prepaid expense	126	—	126
Equipment	56	2,253	2,309
Other assets	64	348	412
Intangible assets	8,800	1,769	10,569
Goodwill	9,675	4,580	14,255
Liabilities assumed	(15,102)	(490)	(15,592)
Debt issued for purchases of businesses	(5,500)	(1,945)	(7,445)
Cash paid	$16,629	$6,563	$23,192
Subsequent to December 31, 2022 and through March 16, 2023, we acquired one business approximating $1,630 with no liabilities assumed and debt issued of $489. The acquired company is in our Residential and Commercial segment. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.
E.    Accounts Receivable, Net and Supplemental Balance Sheet Information
Accounts receivable, net, consisted of the following:

	December 31,
Accounts receivable, net	2022	2021
Accounts receivable	$242,427	$215,336
Unbilled receivables (1)	82,605	65,957
	325,032	281,293
Less allowances for credit losses	3,222	3,013
Total	$321,810	$278,280
(1) Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
The following items comprised the amounts included in the balance sheets:

	December 31,
Other current assets	2022	2021
Refundable income taxes	$14	$1,346
Assets invested for self-insurance	24,828	4,250
Payroll taxes refundable	18,283	—
Other	8,747	1,346
Total	$51,872	$6,942

	December 31,
Property and equipment, net	2022	2021
Land and land improvements	$26,023	$22,129
Buildings and leasehold improvements	80,768	63,933
Equipment	663,207	646,552
	769,998	732,614
Less accumulated depreciation	501,459	504,629
Total	$268,539	$227,985

	December 31,
Other assets, noncurrent	2022	2021
Investment--cost-method affiliate	$1,258	$1,258
Deferred income taxes	6,828	4,937
Cloud computing arrangements	2,652	6,530
Insurance receivable	7,500	—
Other	4,603	4,539
Total	$22,841	$17,264

	December 31,
Accrued expenses	2022	2021
Employee compensation	$35,536	$37,828
Accrued compensated absences	13,034	11,007
Self-insured medical claims	2,806	2,891
Customer advances, deposits	7,736	4,009
Income taxes payable	6,573	145
Taxes, other than income	5,764	13,789
Other	6,005	5,469
Total	$77,454	$75,138

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)

	December 31,
Other liabilities, noncurrent	2022	2021
Pension and retirement plans	$8,336	$8,713
Litigation accrual	7,500	—
Other	8,184	2,870
Total	$24,020	$11,583
F.    Supplemental Cash Flow Information
Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2022	2021	2020
Interest paid	$5,855	$4,929	$7,159
Income taxes paid, net	18,367	34,094	27,494
Noncash transactions:
Debt issued for purchases of businesses	$7,445	$2,961	$2,472
Detail of acquisitions:
Assets acquired:
Cash	$1,365	$292	$—
Accounts receivable	10,794	509	10
Mitigation bank credit inventory	6,351	—	—
Operating supplies	48	1,044	22
Prepaid expense	126	203	6
Equipment	2,309	4,049	1,932
Other assets	412	1,574	—
Intangible assets	10,569	3,005	3,545
Goodwill	14,255	7,723	5,635
Liabilities assumed	(15,592)	(3,713)	(613)
Debt issued for purchases of businesses	(7,445)	(2,961)	(2,472)
Cash paid	$23,192	$11,725	$8,065

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
G.    Marketable Securities
The following table summarizes available-for-sale debt securities by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2022
Fixed maturity:
United States Government and agency securities	$25,485	$84	$(315)	$25,254
Corporate notes and bonds	315	—	(51)	264
Total available-for-sale debt securities	$25,800	$84	$(366)	$25,518

December 31, 2021
Fixed maturity:
United States Government and agency securities	$3,244	$11	$(25)	$3,230
Corporate notes and bonds	174	2	—	176
Total available for sale debt securities	$3,418	$13	$(25)	$3,406
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $25,518 and $3,406 at December 31, 2022 and December 31, 2021, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
As of December 31, 2022 we held approximately $18,110 in marketable equity securities. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at December 31, 2022 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)

	Amortized Cost	Fair Value
Due:
Less than one year	$21,038	$21,078
One year through five years	2,297	2,158
Six years through ten years	534	496
After ten years	1,931	1,786
Total	$25,800	$25,518
H.    Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2022		December 31, 2021
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	4.0	years	$36,745	$26,243	$32,294	$24,090
Employment-related	2.6	years	12,242	8,931	9,946	8,301
Tradenames	4.0	years	12,219	7,083	8,426	6,642
Amortized intangible assets			61,206	$42,257	50,666	$39,033
Less accumulated amortization			42,257		39,033
Intangible assets, net			$18,949		$11,633

Goodwill			$70,107		$55,980
The changes in the carrying amounts of goodwill, by segment, for the years ended December 31, 2022 and December 31, 2021 were as follows:

	Balance at January 1, 2022	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2022
Utility	$4,911	$30	$—	$4,941
Residential and Commercial	51,069	14,225	(128)	65,166
Total	$55,980	$14,255	$(128)	$70,107

	Balance at January 1, 2021	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2021
Utility	$4,911	$—	$—	$4,911
Residential and Commercial	43,345	7,723	1	51,069
Total	$48,256	$7,723	$1	$55,980

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Future aggregate amortization expense of intangible assets--The aggregate amortization expense of intangible assets, as of December 31, 2022, in each of the next five years was as follows:

Future Amortization Expense
Year ending December 31, 2023	$4,525
2024	4,174
2025	3,392
2026	2,550
2027	2,037
Thereafter	2,271
$18,949
I.    Short and Long-Term Debt and Commitments Related to Letters of Credit
Short-term debt consisted of the following:

	December 31,
	2022	2021
Current portion of long-term debt	$23,826	$22,809
Current portion of finance leases	3,046	2,459
	$26,872	$25,268
We have short-term lines of credit with several banks totaling $11,107. At December 31, 2022, we had $8,985 available under the lines of credit and $2,122 committed through issued letters of credit, Borrowings outstanding generally bear interest at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%.
Long-term debt consisted of the following:

	December 31,
	2022	2021
Revolving credit facility
Swing-line borrowings	$25,433	$16,832
LIBOR borrowings	125,000	30,000
	150,433	46,832
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
Term loans	29,680	25,182
	255,113	147,014
Less debt issuance costs	519	674
Less current portion	23,826	22,809
	$230,768	$123,531
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
December 31, 2022
(In thousands, except share data)
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
As of December 31, 2022, we had unused commitments under the revolving credit facility approximating $171,943 and $153,057 committed, which consisted of $150,433 borrowings and issued letters of credit of $2,624. As of December 31, 2022 borrowings outstanding bore interest, at the Company's option, of either (a) the base rate or (b) the London Interbank Offered Rate ('LIBOR") plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. As of December 31, 2022 the base rate was the greater of (i) the agent bank’s prime rate, (ii) LIBOR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
In January 2023, we amended our amended and restated credit agreement to update the benchmark interest rate provisions to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). The amendment also updated the rate that borrowings outstanding bear interest, at the Company's option, to either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%.
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
December 31, 2022
(In thousands, except share data)
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
Term Loans, Weighted-Average Interest Rate--The weighted-average interest rate on the term loans approximated 3.14% at December 31, 2022 and 2.22% at December 31, 2021.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2022 were as follows: 2023--$23,826; 2024--$18,372; 2025--$17,482; 2026--$165,433; 2027--$15,000; and thereafter $15,000.
Accounts Receivable Securitization Facility--In June 2022, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to June 29, 2023. In addition to extending the termination date, the amendment replaced the LIBOR interest rate provisions with customary provisions based on SOFR.
The AR Securitization program has a limit of $100,000, of which $89,689 and $83,355 were issued for LCs as of December 31, 2022 and December 31, 2021, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2022--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to the term SOFR, plus .10% or, in certain circumstances, a base rate equal to the greatest of (i) the bank’s prime rate and (ii) the federal funds rate plus .50% and (iii) 1.00% above the Daily one month SOFR plus .10% and, following any default, 2.00% plus the greater of (a) the term SOFR plus .10% and (b) a base rate equal to the greatest of (i), (ii) and (iii) above.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Total Commitments Related to Issued Letters of Credit--As of December 31, 2022, total commitments related to issued LCs were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program and $2,122 were issued under short-term lines of credit. As of December 31, 2021, total commitments related to issued letters of credit were $88,362, of which $2,877 were issued under the revolving credit facility, $83,355 were issued under the AR Securitization program and $2,130 were issued under short-term lines of credit.
As of December 31, 2022, we were in compliance with all debt covenants.
J.    Self-Insurance Accruals
Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability were as follows:

	December 31,
	2022	2021
Workers' compensation	$61,409	$58,187
Vehicle liability	18,606	12,966
General liability	54,132	54,813
Total	134,147	125,966
Less current portion	56,221	48,867
Noncurrent portion	$77,926	$77,099
The changes in our self-insurance accruals are summarized in the table below.

	December 31,
	2022	2021
Balance, beginning of year	$125,966	$109,280
Provision for claims	52,790	57,498
Payment of claims	(44,609)	(40,812)
Balance, end of year	$134,147	$125,966
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
The following table summarizes the amounts recognized in our Consolidated Balance Sheet related to leases:

	Consolidated Balance Sheet Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Right-of-use assets - operating leases	$104,612	$86,423
Finance lease assets	Property and equipment, net	12,948	11,592
Total lease assets		$117,560	$98,015
Liabilities
Current operating lease liabilities	Current portion of operating lease liabilities	$34,652	$28,682
Non-current operating lease liabilities	Lease liabilities - operating leases	68,878	57,335
Total operating lease liabilities		103,530	86,017
Current portion of finance lease liabilities	Current portion of long-term debt, finance lease liabilities and short-term debt	3,046	2,459
Non-current finance lease liabilities	Lease liabilities - finance leases	9,481	8,646
Total finance lease liabilities		12,527	11,105
Total lease liabilities		$116,057	$97,122
The components of lease cost recognized within our Consolidated Statement of Operations were as follows:

		Year Ended
	Consolidated Statement of Operations Classification	December 31, 2022	December 31, 2021

Operating lease cost	Operating expense	$26,243	$18,557
Operating lease cost	Selling expense	11,433	10,384
Operating lease cost	General and administrative expense	1,186	1,153
Finance lease cost:
Amortization of right-of-use assets	Depreciation	3,052	2,803
Interest expense on lease liabilities	Interest expense	278	192
Other lease cost (1)	Operating expense	4,814	3,984
Other lease cost (1)	Selling expense	1,190	1,352
Other lease cost (1)	General and administrative expense	87	23
Total lease cost		$48,283	$38,448

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
The table below summarizes the weighted average remaining lease term as of December 31, 2022.

Operating leases	3.7 years
Finance leases	4.6 years

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of December 31, 2022.

Operating leases	3.3%
Finance leases	2.9%
Supplemental Cash Flow Information Related to Leases

	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(39,674)	$(30,410)
Operating cash flows from finance leases	(278)	(192)
Financing cash flows from finance leases	(2,987)	(3,348)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	57,681	59,863
Finance leases	4,409	5,790
Maturity Analysis of Lease Liabilities

	As of December 31, 2022
	Operating Leases	Finance Leases
Year ending December 31, 2023	$37,390	$3,338
2024	29,762	3,207
2025	21,344	2,570
2026	11,573	2,195
2027	5,383	1,193
Thereafter	4,460	841
Total lease payments	109,912	13,344
Less interest	6,382	817
Total	$103,530	$12,527
L.    Common Shares, Redeemable Common Shares and Preferred Shares
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued as of December 31, 2022.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2022 was as follows: 2022--9,188,010; 2021--9,391,790; and 2020--10,225,768.
Common Shares--The number of common shares authorized is 96,000,000, par value $0.50. The number of common shares issued during each of the three years in the period ended December 31, 2022 was as follows: 2022--76,639,510; 2021--76,435,752; and 2020--75,601,752. The number of shares in the treasury for each of the three years in the period ended December 31, 2022 was as follows: 2022--43,110,036; 2021--41,325,298; and 2020--40,187,216.
Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N). During 2022, purchases of common shares, both redeemable and common, totaled 4,165,582 shares for $75,694 in cash; we also had direct sales to directors and employees of 52,248 shares for $945, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 390,240 shares to our 401(k) plan for $7,009 and issued 646,640 shares to participant accounts to satisfy our liability for the 2021 and 2022 employer match in the amount of $11,478. The liability accrued at December 31, 2022 for the 2022 employer match was $2,300. There were also 681,947 shares purchased during 2022 under the Employee Stock Purchase Plan. We also engaged in a subscription offering during 2022, which is described further below.
Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding, December 31, 2020	35,414,536	10,225,768	45,640,304
Shares purchased	(1,906,714)	(1,353,229)	(3,259,943)
Shares sold	955,202	519,251	1,474,453
Options exercised	647,408	—	647,408
Shares outstanding, December 31, 2021	35,110,432	9,391,790	44,502,222
Shares purchased	(3,020,253)	(1,145,329)	(4,165,582)
Shares sold	829,526	941,549	1,771,075
Stock subscription offering, employee cash purchases	152,800	—	152,800
Options exercised	456,969	—	456,969
Shares outstanding, December 31, 2022	33,529,474	9,188,010	42,717,484

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
On December 31, 2022, we had 42,717,484 common shares outstanding and employee options exercisable to purchase 1,684,857 common shares, and partially-paid subscriptions for 1,317,950 common shares and purchase rights outstanding for 487,321.
Stock Subscription Offering--Beginning April 2022, the Company offered to eligible employees and nonemployee directors the right to subscribe to a maximum of 2,666,667 common shares of the Company (including shares that may be issued upon the exercise of stock rights) at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company's Board of Directors. The offering period ended on August 1, 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share.
A participant in the subscription offering who purchased common shares for an aggregate purchase price of less than $5 was required to pay with cash. All participants (excluding Company directors and officers) who purchased common shares for an aggregate purchase price of $5 or more had an option to finance their purchase through a down-payment of at least 10% of the total purchase price and a promissory note with a term of seven years for the balance due with interest at 3.15%. Payments on the promissory can be made either by payroll deductions or annual lump-sum payments of both principal and interest.
Common shares purchased in the offering were pledged as security for the payment of the promissory note and the common shares will not be issued until the promissory note is paid-in-full. Dividends will be paid on all subscribed shares, subject to forfeiture to the extent that payment is not ultimately made for the shares.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(4,633)	$—	$(770)	$(5,403)
Foreign currency translation adjustments	895	—	—	895
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	152	152
Tax effect	—	—	(39)	(39)
Unrecognized amounts from defined benefit pension plans	—	—	(259)	(259)
Tax effect	—	—	107	107
Net of tax amount	895	—	(39)	856
Balance at December 31, 2020	$(3,738)	$—	$(809)	$(4,547)
Foreign currency translation adjustments	84	—	—	84
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	201	201
Tax effect	—	—	(52)	(52)
Unrecognized amounts from defined benefit pension plans	—	—	110	110
Tax effect	—	—	31	31
Net of tax amount	84	—	290	374
Balance at December 31, 2021	$(3,654)	$—	$(519)	$(4,173)
Foreign currency translation adjustments	(1,857)	—	—	(1,857)
Unrealized losses	—	(245)	—	(245)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	119	111
Tax effect	—	54	(31)	(31)
Unrecognized amounts from defined benefit pension plans	—	—	705	705
Tax effect	—	—	(152)	(152)
Net of tax amount	(1,857)	(199)	641	(1,415)
Balance at December 31, 2022	$(5,511)	$(199)	$122	$(5,588)
The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2022, 2021 and 2020 are included in net periodic pension expense classified in the statement of operations as general and administrative expense or other income (expense).
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
December 31, 2022
(In thousands, except share data)
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares may be distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a "participant"). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $1,833 and $1,279 as of December 31, 2022 and December 31, 2021, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $168,145 and $168,652 as of December 31, 2022 and December 31, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $169,978 and $169,931 as of December 31, 2022 and December 31, 2021, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.
Total compensation for these plans, consisting primarily of the employer match, was $9,490 in 2022, $8,485 in 2021, and $7,687 in 2020.
O.    Stock-Based Compensation
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
December 31, 2022
(In thousands, except share data)
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
Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs"), and restricted stock units ("RSUs")—included in the results of operations was as follows:

	Year Ended December 31,
	2022	2021	2020
Compensation expense, all share-based payment plans	$7,930	$4,625	$3,407
Income tax benefit	1,722	793	538
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $1,824 in 2022, $1,632 in 2021 and $1,442 in 2020.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $407 in 2022, $429 in 2021 and $517 in 2020. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
Stock-Settled Stock Appreciation Rights--A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares vested. Effective January 1, 2019, management and the Compensation Committee replaced the issuance of future SSARs with PRSUs for certain management employees. As of December 31, 2022, all outstanding SSARs have vested.
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. "Intrinsic value" is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. Compensation expense for SSARs totaled $84 in 2022, $157 in 2021 and $282 in 2020.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
The following table summarizes the SSARs as of December 31, 2022:

Stock-Settled Stock Appreciation Rights	Number of Rights	Weighted- Average Award Date Value
Unvested, January 1, 2022	87,534	$1.92
Granted	—	—
Forfeited	—	—
Vested	(87,534)	1.92
Unvested, December 31, 2022	—	$—
Restricted Stock Units--During the year ended December 31, 2022, the Compensation Committee of the Board of Directors awarded 336,664 PRSUs to certain management employees and 14,693 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of December 31, 2022:

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2022	740,160	$12.49
Granted	351,357	17.89
Forfeited	(1,000)	17.89
Vested	(324,250)	12.52
Unvested, December 31, 2022	766,267	$14.95	1.7 years	$6,206	$13,869
Employee PRSUs	708,566	$14.99	1.7 years	$5,820	$12,825
Nonemployee Director RSUs	57,701	$14.42	1.8 years	$386	$1,044
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. "Intrinsic value" is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $5,615 in 2022, $2,407 in 2021 and $1,166 in 2020.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Volatility rate	9.7%	9.9%	9.7%
Risk-free interest rate	1.7%	.3%	.7%
Expected dividend yield	.4%	.4%	.4%
Expected life of awards (years)	3.0	3.0	8.1
General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2022:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,350,934	$8.56
Granted	—	—
Exercised	(260,165)	8.31
Forfeited	(17,820)	8.01
Outstanding, December 31, 2022	2,072,949	$8.59	3.9 years	$371	$19,714

Exercisable, December 31, 2022	1,684,857	$7.98	3.2 years		$17,051
"Intrinsic value" is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Information regarding the stock options outstanding at December 31, 2022 is summarized below:

	Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
	$5.80	241,810	0.5 years	$5.80	241,810	$5.80
	6.60	310,157	1.5 years	6.60	310,157	6.60
	7.53	278,480	2.5 years	7.53	278,480	7.53
	8.18	313,000	3.5 years	8.18	313,000	8.18
	8.80	193,400	4.5 years	8.80	193,400	8.80
	9.55	210,610	5.5 years	9.55	153,310	9.55
	10.55	43,400	6.2 years	10.55	21,160	10.55
	10.55	191,700	6.5 years	10.55	93,024	10.55
	12.10	47,792	7.2 years	12.10	13,716	12.10
	12.10	242,600	7.5 years	12.10	66,800	12.10
		2,072,949	3.9 years	8.59	1,684,857	7.98
We issue common shares from treasury upon the exercise of stock options and SSARs, the vesting of PRSUs and RSUs or purchases under the Employee Stock Purchase Plan.
Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $1,722 in 2022, $793 in 2021, and $538 in 2020. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) SSARs are exercised; (b) PRSUs and RSUs vest; and (c) stock options are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $1,067 in 2022, $1,102 in 2021, and $530 in 2020.
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
December 31, 2022
(In thousands, except share data)
retirement eligibility, remain intact and continue in accordance with the terms of the plans. Only future accruals were eliminated with: (i) the 2008 freeze of the Restoration Plan and (ii) the 2015 freeze of the SERP.
The change in benefit obligations and the fair value of plans assets follows:

	December 31,
	2022	2021
Change in benefit obligation
Projected benefit obligation at beginning of year	$3,288	$3,471
Interest cost	94	85
Actuarial (gains)/losses	(705)	(110)
Benefits paid	(169)	(158)
Projected benefit obligation at end of year	$2,508	$3,288
Accumulated benefit obligation at end of year	$2,508	$3,288

	December 31,
	2022	2021
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	169	158
Benefits paid	(169)	(158)
Fair value of plan assets at end of year	$—	$—
With the termination of the Employee Retirement Plan ("ERP") in the second quarter of 2019, future benefit payments made to participants under the remaining SERP and Restoration Plan are made from the Company's general assets.

	December 31,
	2022	2021
Funded status of the plans
Fair value of plan assets	$—	$—
Projected benefit obligation	2,508	3,288
Funded status of the plans	$(2,508)	$(3,288)

	December 31,
	2022	2021
Funded status by plan
SERP	$(2,201)	$(2,894)
Restoration Plan	(307)	(394)
Funded status of the plans	$(2,508)	$(3,288)

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)

	December 31,
	2022	2021
Amounts reported in the consolidated balance sheets
Current liability	$(171)	$(166)
Noncurrent liability	(2,337)	(3,122)
Funded status of the plans	$(2,508)	$(3,288)
Amounts included in accumulated other comprehensive income (loss), related to our defined benefit pension plans follows:

	At December 31, 2022		At December 31, 2021
	Pretax	Net of Tax	Pretax	Net of Tax
Amounts reported in accumulated other comprehensive income
Unrecognized net actuarial loss/(gain)	$(157)	$(113)	$645	$501
Unrecognized prior service cost	—	—	23	18
Amounts reported in accumulated other comprehensive income	$(157)	$(113)	$668	$519
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
The total amortization associated with these amounts that is expected to be recognized in net periodic benefit expense for 2023 follows:

Year ending December 31, 2023
	Pretax	Net of Tax
Amortization of Costs Expected to be Recognized Next Year
Unrecognized net actuarial loss	$—	$—
Unrecognized prior service cost	—	—
Amortization of Costs Expected to be Recognized Next Year	$—	$—
The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans in which the fair value of plan assets is less than either the projected benefit obligation or accumulated benefit obligation follow:

	December 31,
	2022	2021
For pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$2,508	$3,288
Accumulated benefit obligation	2,508	3,288
Fair value of plan assets	—	—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
The discount rates used to measure the year-end benefit obligation and compute pension expense for the subsequent year were:

	December 31,
	2022	2021	2020
Actuarial assumptions - Discount Rates
SERP	2.96%	2.55%	3.34%
Restoration Plan	2.86%	2.33%	3.23%
Net periodic benefit expense (income) associated with the defined benefit pension plans included the following components:

	Year Ended December 31,
	2022	2021	2020
Components of pension expense (income)
Interest cost on projected benefit obligation	$95	$85	$105
Amortization of net actuarial loss	96	137	89
Amortization of prior service cost	23	64	64
Net pension expense of defined benefit pension plans	$214	$286	$258
Expected Benefit Plan Payments--The benefits, as of December 31, 2022, expected to be paid to defined-benefit plan participants in each of the next five years, and in the aggregate for the five years thereafter, follows:

Participants Benefits
Estimated future payments
Year ending December 31, 2023	$176
2024	174
2025	172
2026	170
2027	168
Years 2028 to 2032	1,060
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
December 31, 2022
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

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending Implemented	Davey Tree Contributions			Surcharge Imposed	Expiration Dates of Bargaining Agreement
		2022	2021		2022	2021	2020
National Electric Benefit Fund	53-0181657/001	Green	Green	No	$2,504	$2,827	$3,239	No	Ranging from December 31, 2023 to September 30, 2027
Eighth District Electrical Pension Fund	84-6100393/001	Green	Green	No	176	125	161	No	December 31, 2023
					$2,680	$2,952	$3,400
We were not listed in the Form 5500 for either plan as having provided more than 5% of the total contributions.
Both the National Electric Benefit Fund and the Eighth District Electrical Pension Fund are green zone status--safe--which represents at least 80% funded and does not require a "financial improvement plan" ("FIP") or a "rehabilitation plan" ("RP").
We are party to eleven collective-bargaining agreements with the National Electric Benefit Fund, with expiration dates ranging from December 31, 2022 to September 30, 2027, and one collective-bargaining agreement with Eighth District Electrical Pension Fund which expires on December 21, 2023. Expired agreements are currently being renegotiated.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Income (loss) before income taxes was attributable to the following sources:

	Year Ended December 31,
	2022	2021	2020
United States	$90,379	$89,086	$82,382
Canada	(5,180)	361	1,500
Total	$85,199	$89,447	$83,882
The provision for income taxes follows:

	Year Ended December 31,
	2022	2021	2020
Current provision (benefit):
Federal	$18,795	$18,101	$22,093
State	7,173	7,221	6,260
Canadian	11	78	(50)
Total current	25,979	25,400	28,303
Deferred taxes	(2,070)	(1,652)	(5,358)
Total taxes on income	$23,909	$23,748	$22,945
A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.1	5.5	5.2
Effect of Canadian income taxes	(.2)	.1	.2
Nondeductible expenses	1.9	1.5	1.3
Stock compensation	(.8)	(.9)	(.3)
ESOP dividend deduction	(.2)	(.1)	(.1)
Uncertain tax adjustments and audit settlement	—	(.5)	.1
Other, net	.4	—	—
Effective income tax rate	28.2%	26.6%	27.4%
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Self-insurance accruals	$28,183	$26,516
Accrued compensated absences	1,931	1,730
Accrued expenses and other liabilities	808	979
Accrued stock compensation	3,298	2,386
Foreign tax credit carryforward	1,569	1,617
Lease obligations	20,938	17,077
Other future deductible amounts, net	5,988	4,789
	62,715	55,094
Less deferred tax asset valuation allowance	1,185	1,185
	61,530	53,909
Deferred tax liabilities:
Intangibles	652	2,079
Prepaid expenses	5,142	5,032
Lease right of use assets	21,177	17,173
Property and equipment	27,731	24,688
	54,702	48,972
Net deferred tax asset--noncurrent	$6,828	$4,937
We treat all of our Canadian subsidiary earnings through December 31, 2022 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2022, approximately $25,155 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.
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
December 31, 2022
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
The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2022	2021
Unrecognized tax benefits	$638	$700
Portion, if recognized, would reduce tax expense and effective tax rate	311	327
Accrued interest on unrecognized tax benefits	53	56
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2018. As of December 31, 2022, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$700	$1,183	$1,850
Additions based on tax positions related to the current year	24	4	—
Reductions based on tax positions related to the current year	—	—	(187)
Additions for tax positions of prior years	—	—	101
Reductions for tax positions of prior years	(8)	(13)	—
Lapses in statutes of limitations	(78)	(474)	(581)
Balance, end of year	$638	$700	$1,183

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
R.    Earnings Per Share Information
Earnings per share was computed as follows (2020 has been adjusted for the two-for-one stock split of our common shares effective October 1, 2021):

	Year Ended December 31,
	2022	2021	2020
Income available to common shareholders:
Net income	$61,290	$65,699	$60,937
Weighted-average shares:*
Basic:
Outstanding	43,890,081	45,081,254	43,963,900
Partially-paid share subscriptions	557,594	—	—
Basic weighted-average shares	44,447,675	45,081,254	43,963,900
Diluted:
Basic from above	44,447,675	45,081,254	43,963,900
Incremental shares from assumed:
Exercise of stock options and awards	2,289,696	2,508,822	2,102,272
Diluted weighted-average shares	46,737,371	47,590,076	46,066,172
Share data:*
Earnings per share--basic	$1.38	$1.46	$1.39
Earnings per share--diluted	$1.31	$1.38	$1.32

*2020 has been adjusted for the two-for-one stock split effected in October 2021.
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
December 31, 2022
(In thousands, except share data)
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
Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2022
Revenues	$840,553	$666,972	$3,556	$—		$1,511,081
Income (loss) from operations	62,267	58,310	(14,993)	(5,348)	(a)	100,236
Interest expense				(6,129)		(6,129)
Interest income				955		955
Other income (expense), net				(9,863)		(9,863)
Income before income taxes						$85,199

Depreciation	$22,791	$26,294	$—	$2,884	(b)	$51,969
Amortization	776	2,452	—	—		3,228
Capital expenditures	26,178	44,173	—	18,387		88,738
Segment assets, total	362,399	313,401	—	280,421	(c)	956,221

Fiscal Year 2021
Revenues	$765,072	$610,666	$2,315	$—		$1,378,053
Income (loss) from operations	73,893	60,261	(27,016)	(5,872)	(a)	101,266
Interest expense				(4,973)		(4,973)
Interest income				175		175
Other income (expense), net				(7,021)		(7,021)
Income before income taxes						$89,447

Depreciation	$25,364	$24,634	$—	$2,929	(b)	$52,927
Amortization	611	2,430	—	3		3,044
Capital expenditures	23,303	36,506	—	15,882		75,691
Segment assets, total	298,070	275,204	—	199,667	(c)	772,941

Fiscal Year 2020
Revenues	$739,118	$545,357	$3,077	$—		$1,287,552
Income (loss) from operations	73,592	53,623	(25,297)	(7,717)	(a)	94,201
Interest expense				(6,899)		(6,899)
Interest income				2,135		2,135
Other income (expense), net				(5,555)		(5,555)
Income before income taxes						$83,882

Depreciation	$27,545	$23,553	$—	$2,790	(b)	$53,888
Amortization	530	2,297	—	—		2,827
Capital expenditures	22,595	21,327	—	7,728		51,650
Segment assets, total	280,467	238,876	—	136,011	(c)	655,354

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:
(a)Reclassification of depreciation expense and allocation of corporate expenses.
(b)Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.
(c)Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.
Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2022	2021	2020
Revenues
United States	$1,426,019	$1,292,496	$1,214,628
Canada	85,062	85,557	72,924
	$1,511,081	$1,378,053	$1,287,552

	December 31,
	2022	2021	2020
Long-lived assets, net
United States	$484,740	$397,624	$324,776
Canada	29,217	27,062	25,516
	$513,957	$424,686	$350,292
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
December 31, 2022
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Disaggregation of Revenue
The following tables disaggregate our revenue for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 by major sources:

Year Ended December 31, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$545,048	$383,148	$(174)	$928,022
Grounds maintenance	—	169,948	—	169,948
Storm damage services	21,437	9,665	—	31,102
Consulting and other	274,068	104,211	3,730	382,009
Total revenues	$840,553	$666,972	$3,556	$1,511,081

Geography:
United States	$800,590	$621,873	$3,556	$1,426,019
Canada	39,963	45,099	—	85,062
Total revenues	$840,553	$666,972	$3,556	$1,511,081

Year Ended December 31, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$530,632	$358,589	$(337)	$888,884
Grounds maintenance	—	155,543	—	155,543
Storm damage services	16,763	6,690	—	23,453
Consulting and other	217,677	89,844	2,652	310,173
Total revenues	$765,072	$610,666	$2,315	$1,378,053

Geography:
United States	$723,577	$566,604	$2,315	$1,292,496
Canada	41,495	44,062	—	85,557
Total revenues	$765,072	$610,666	$2,315	$1,378,053

Year Ended December 31, 2020	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$535,260	$318,061	$61	$853,382
Grounds maintenance	—	138,885	—	138,885
Storm damage services	20,907	9,724	—	30,631
Consulting and other	182,951	78,687	3,016	264,654
Total revenues	$739,118	$545,357	$3,077	$1,287,552

Geography:
United States	$703,324	$508,227	$3,077	$1,214,628
Canada	35,794	37,130	—	72,924
Total revenues	$739,118	$545,357	$3,077	$1,287,552

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company has recognized $1,997 and $1,353 of revenue for the twelve months ended December 31, 2022 and December 31, 2021, respectively, that was included in the contract liability balance at December 31, 2021 and December 31, 2020, respectively. Net contract liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Contract liabilities - current	$3,723	$3,888
Contract liabilities - noncurrent	4,145	1,845
Net contract liabilities	$7,868	$5,733
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
December 31, 2022
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
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021, were as follows:

		Fair Value Measurements at December 31, 2022 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$3,750	$3,750	$—	$—
Certificates of deposits, noncurrent	6,359	6,359	—	—

Available-for-sale debt securities:
United States Government and agency securities	25,254	25,254	—	—
Corporate notes and bonds	264	264	—	—
Total available-for-sale debt securities	25,518	25,518	—	—

Marketable equity securities:
Mutual funds	13,873	13,873	—	—
Corporate stocks	3,007	3,007	—	—
Exchange traded funds	1,230	1,230	—	—
Total marketable equity securities	18,110	18,110	—	—

Liabilities:
Deferred compensation	$4,597	$—	$4,597	$—

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)

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
December 31, 2022
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

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$25,518	$25,518	$3,406	$3,406
Marketable equity securities	18,110	18,110	11,386	11,386

Liabilities:
Revolving credit facility, noncurrent	150,433	150,433	46,832	46,832
Senior unsecured notes	75,000	74,968	75,000	78,432
Term loans, noncurrent	5,854	5,610	2,373	2,431
Total	$231,287	$231,011	$124,205	$127,695
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
V.    Commitments and Contingencies
Letters of Credit
At December 31, 2022, we were contingently liable to our principal banks in the amount of $94,435 for letters of credit outstanding primarily related to insurance coverage.
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
December 31, 2022
(In thousands, except share data)
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
In November 2017, a wrongful death lawsuit was filed in Savannah, Georgia in the State Court of Chatham County ("State Court") against Davey Tree, its subsidiary, Wolf Tree, Inc. ("Wolf Tree"), a former Davey employee, a Wolf Tree employee, and two former Wolf Tree employees. That complaint, as subsequently amended, alleges various acts of negligence and seeks compensatory damages for the wrongful death of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017.
In July 2018, a related survival action was filed in Savannah, Georgia by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, and four current and former employees, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three Racketeer Influenced and Corrupt Organizations Act ("RICO") claims under Georgia law seeking treble damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division ("Federal Court"), on August 2, 2018. The Company filed a motion to dismiss the RICO claims. Plaintiffs filed a motion to remand the case to state court, which the Company has opposed.
The cases were mediated unsuccessfully in December 2018 and the State Court case was originally set for trial on January 22, 2019. However, as discussed below, the two civil cases were ultimately stayed for more than four years.
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States Department of Justice ("DOJ") filed a motion to stay both actions on the grounds that on December 7, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. The State Court case was stayed on December 28, 2018 and the Federal Court case was stayed on January 8, 2019. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019, but was unsuccessful in resolving the matters.
By November 2022, all three of the individually charged defendants had either been convicted at trial or pled guilty to Federal criminal charges in the Federal Court related to their involvement with the murder and other illegal activities. Two of the criminal defendants have since been sentenced, and sentencing is pending as to the third defendant.
Since the individual defendants' criminal matters are now resolved, the State Court held a status conference with the parties on January 20, 2023. After that status conference, the State Court lifted the stay and entered a scheduling order on February 8, 2023 that, among other items, reopened discovery until mid-March of 2023, followed by amended briefing on the parties' pending motions for summary judgment, which will conclude in mid-May of 2023. The State Court has not yet set a trial date but has indicated it is considering a trial date in 2023. The stay in the Federal Court case has not yet been lifted.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
In both civil cases, the Company and Wolf Tree have denied all liability and are vigorously defending against the actions. The Company also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also are vigorously defending the actions.
Previously, on December 17, 2018, the United States Attorney's Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential civil or other violations of immigration and other laws relating to the subject matters of the criminal investigation referenced above. The Company and Wolf Tree are fully cooperating with the investigation and have met with both the civil and criminal divisions of the DOJ to resolve the matter. To date, the matter currently remains unresolved.
Northern California Wildfires
Five lawsuits have been filed that name contractors for PG&E Corporation and its subsidiary, Pacific Gas and Electric Company (together, "PG&E"), including Davey Tree, with respect to claims arising from wildfires that occurred in Pacific Gas and Electric Company’s service territory in northern California beginning on October 8, 2017. An action was brought on August 8, 2019 in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company, et al., Case No. 19CV001194. An action was brought on October 8, 2019 in San Francisco County Superior Court, entitled Quinisha Kyree Abram, et al. v. ACRT, Inc., et. al, Case No. CGC-19-579861. An action was brought on October 7, 2019 in San Francisco Superior Court, entitled Adams, et al. v. Davey Resource Group, Inc., et al., Case No. CGC-19-579828. An action was brought on October 8, 2019 in Sacramento Superior Court, entitled Antone, et al. v. ACRT, Inc. et al., Case No. 34-2019-00266662. An action was brought on October 7, 2019 in Sacramento Superior Court, entitled Bennett, et al. v. ACRT, Inc. et al., Case No. 2019-00266501.
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust (“Plaintiffs’ Trust”), which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all of the actions are stayed in their home jurisdictions. At a case management conference in JCCP No. 4955 on February 24, 2022, the Court ordered that Davey Tree and the plaintiffs participate in a mediation. An initial mediation took place on October 17, 2022. The matter did not resolve at this initial mediation.
In November 2022, Davey Tree filed a cross-complaint against the Plaintiffs’ Trust and PG&E related to the contractual obligations of limitation of liability and hold harmless. Since that time, Davey Tree has dismissed the cross-complaint against PG&E without prejudice. The court set a trial date for October 2, 2023 that will involve the claim of the First Victim Trust as to the Atlas fire. Separately, the court referred the Walker case to Napa County Superior Court for a trial setting. The Napa Court set a trial in the Walker case for March 4, 2024.
In addition the parties are in the process of scheduling a second session of the mediation. The court has ordered that it be conducted by April 28, 2023. The Plaintiffs’ Trust has filed a motion for summary adjudication to be heard on March 30, 2023, and a demurrer to Davey Tree’s cross-complaint is to be heard on April 19, 2023. The motion for summary adjudication challenges the limitation of liability as set

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except share data)
forth in the assigned contracts, and both the motion and demurrer challenge Davey Tree’s claim that the hold harmless provisions in Davey Tree’s contracts with PG&E are an obligation of the Plaintiffs’ Trust.
The Defendants have also received evidence from the Plaintiffs' Trust and PG&E collected by those parties prior to and during the PG&E bankruptcy proceedings and Davey Tree's experts have performed an inspection of the evidence. Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability in these cases and is vigorously defending against plaintiffs' alleged claims.
In all cases, the Company denies all liability and will vigorously defend the actions.