Form 10-Q
period 2023-04-01
DAVEY TREE EXPERT CO
filed 2023-05-10
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 01, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 42,153,420 Common Shares, $.50 par value, outstanding as of May 5, 2023. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 1, 2023

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			6
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	7
	B	—	Seasonality of Business	8
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	9
	D	—	Business Combinations	10
	E	—	Marketable Securities	12
	F	—	Identified Intangible Assets and Goodwill, Net	13
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	15
	H	—	Leases	18
	I	—	Stock-Based Compensation	19
	J	—	Income Taxes	22
	K	—	Accumulated Other Comprehensive Income (Loss)	23
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	24
	M	—	Operations by Business Segment	26
	N	—	Revenue Recognition	27
	O	—	Fair Value Measurements and Financial Instruments	28
	P	—	Commitments and Contingencies	31
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	34

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			35
	Results of Operations			36
	Liquidity and Capital Resources			38
	Cash Flow Summary			39
	Contractual Obligations Summary and Commercial Commitments			40
	Capital Resources			40
	Critical Accounting Policies and Estimates			40
	Note Regarding Forward-Looking Statements			41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			42

Item 4.	Controls and Procedures			42

Part II.	Other Information			43

Item 1.	Legal Proceedings			43

Item 1A.	Risk Factors			45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			45

Item 6.	Exhibits			47

Exhibit Index				47

Signatures				48

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash	$24,677	$18,526
Accounts receivable, net	347,570	321,810
Operating supplies	21,410	17,976
Other current assets	81,995	83,952
Total current assets	475,652	442,264
Property and equipment, net	285,066	268,539
Right-of-use assets - operating leases	109,709	104,612
Marketable securities and other investments	24,799	28,909
Other assets	22,148	22,841
Intangible assets, net	17,012	18,949
Goodwill	69,854	70,107
Total assets	$1,004,240	$956,221
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$55,380	$50,171
Accrued expenses	54,218	77,454
Current portion of long-term debt and finance lease liabilities	18,867	26,872
Other current liabilities	91,949	90,873
Total current liabilities	220,414	245,370
Long-term debt	291,939	230,768
Lease liabilities - finance leases	10,357	9,481
Lease liabilities - operating leases	72,236	68,878
Self-insurance accruals	85,588	77,926
Other noncurrent liabilities	22,743	24,020
Total liabilities	703,277	656,443
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 9,336 and 9,188 shares at redemption value as of April 1, 2023 and December 31, 2022	172,725	169,978
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 76,491 and 76,640 shares issued and outstanding before deducting treasury shares and which excludes 9,336 and 9,188 shares subject to redemption as of April 1, 2023 and December 31, 2022	38,396	38,550
Additional paid-in capital	162,170	162,828
Common shares subscribed, unissued	23,864	23,864
Retained earnings	299,119	293,993
Accumulated other comprehensive loss	(5,616)	(5,588)
	517,933	513,647
Less: Cost of common shares held in treasury; 43,289 shares at April 1, 2023 and 43,110 shares at December 31, 2022	369,721	363,502
Common shares subscription receivable	19,974	20,345
Total common shareholders' equity	128,238	129,800
Total liabilities and shareholders' equity	$1,004,240	$956,221

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 1, 2023	April 2, 2022
Revenues	$371,334	$342,644

Costs and expenses:
Operating	249,069	234,207
Selling	68,223	60,796
General and administrative	31,437	28,995
Depreciation and amortization	13,994	13,787
Gain on sale of assets, net	(2,896)	(898)
Total costs and expenses	359,827	336,887

Income from operations	11,507	5,757

Other income (expense):
Interest expense	(3,871)	(1,445)
Interest income	399	27
Other, net	(651)	(2,337)

Income before income taxes	7,384	2,002

Income taxes	1,388	220

Net income	$5,996	$1,782

Net income per share:
Basic	$.14	$.04
Diluted	$.13	$.04

Weighted-average shares outstanding:
Basic	43,077	44,618
Diluted	45,122	46,838

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$5,996	$1,782
Components of other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	31	480
Unrealized loss on available-for-sale securities	(59)	—
Amortization of defined benefit pension items:
Net actuarial loss	—	19
Prior service cost	—	5
Defined benefit pension plan adjustments	—	24

Other comprehensive (loss) income, net of tax	(28)	504

Comprehensive income	$5,968	$2,286

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2023	$38,550	$162,828	$23,864	$293,993	$(5,588)	$(363,502)	$(20,345)	$129,800
Net income	—	—	—	5,996	—	—	—	5,996
Change in 401KSOP and ESOP related shares	(154)	(2,593)	—	7	—	—	—	(2,740)
Shares sold to employees	—	1,616	—	—	—	1,412	—	3,028
Options exercised	—	(1,205)	—	—	—	788	—	(417)
Subscription shares	—	—	—	—	—	—	371	371
Stock-based compensation	—	1,524	—	—	—	—	—	1,524
Dividends, $.020 per share	—	—	—	(877)	—	—	—	(877)
Other comprehensive loss	—	—	—	—	(28)	—	—	(28)
Shares purchased	—	—	—	—	—	(8,419)	—	(8,419)
Balances at April 1, 2023	$38,396	$162,170	$23,864	$299,119	$(5,616)	$(369,721)	$(19,974)	$128,238

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at January 1, 2022	$38,379	$135,897	$239,979	$(4,173)	$(306,242)	$103,840
Net income	—	—	1,782	—	—	1,782
Change in 401KSOP and ESOP related shares	(311)	(3,805)	(50)	—	—	(4,166)
Shares sold to employees	—	2,869	—	—	2,194	5,063
Options exercised	—	(685)	—	—	533	(152)
Stock-based compensation	—	1,039	—	—	—	1,039
Dividends, $.018 per share	—	—	(782)	—	—	(782)
Other comprehensive income	—	—	—	504	—	504
Shares purchased	—	—	—	—	(7,004)	(7,004)
Balances at April 2, 2022	$38,068	$135,315	$240,929	$(3,669)	$(310,519)	$100,124

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Operating activities
Net income	$5,996	$1,782
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,994	13,787
Other	(1,523)	659
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(25,756)	2,015
Accounts payable and accrued expenses	(18,418)	(2,041)
Self-insurance accruals	6,825	5,076
Prepaid expenses	(22)	5,660
Other, net	4,779	1,347
	(20,121)	26,503
Net cash (used in) provided by operating activities	(14,125)	28,285
Investing activities
Capital expenditures:
Equipment	(23,415)	(21,411)
Land and buildings	(3,633)	(5,093)
Purchases of businesses, net of cash acquired and debt incurred	(1,045)	(1,098)
Proceeds from sales of property and equipment	3,530	1,180
Purchases of marketable securities	(10,677)	(11,500)
Proceeds from sale of marketable securities	10,342	803
Net cash used in investing activities	(24,898)	(37,119)
Financing activities
Revolving credit facility borrowings	259,854	181,168
Revolving credit facility payments	(198,288)	(157,219)
Purchase of common shares for treasury	(8,419)	(7,004)
Sale of common shares from treasury	2,988	4,910
Dividends paid	(877)	(782)
Proceeds from notes payable	5,434	7,129
Payments of notes payable	(14,771)	(16,319)
Payments of finance leases	(759)	(767)
Net cash provided by financing activities	45,162	11,116
Effect of exchange rate changes on cash	12	35
Increase in cash	6,151	2,317
Cash, beginning of period	18,526	19,460
Cash, end of period	$24,677	$21,777
Supplemental cash flow information follows:
Interest paid	$4,430	$2,160
Income taxes paid	64	1,071

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)

A.Basis of Financial Statement Preparation
The consolidated financial statements present the financial position, results of operations and cash flows of The Davey Tree Expert Company and its subsidiaries. When we refer to “we,” “us,” “our,” the “Company,” “Davey,” or “Davey Tree”, we mean The Davey Tree Expert Company and its subsidiaries, unless otherwise expressly stated or the context indicates otherwise.
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).
Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. Estimates are used for, but not limited to, accounts receivable valuation, depreciable lives of fixed assets, long-lived asset and goodwill valuation, self-insurance accruals, income taxes, stock valuation and revenue recognition.
Our mitigation banking business creates and sells wetland, stream and other environmental credits and provides services to those engaged in permittee-responsible mitigation and environmental restoration. When we sell and create wetland credits, we record mitigation bank credit inventory which is recorded at its net realizable value. Actual results could differ from those estimates.
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended April 1, 2023 is referred to as the first quarter of 2023, and the fiscal quarter ended April 2, 2022 is referred to as the first quarter of 2022.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
Recent Accounting Guidance
Accounting Standard Adopted in 2023
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
Accounting Standards Update 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations--In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires annual and interim disclosure of the key terms of outstanding supplier finance programs and a roll-forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this standard and have no material supplier finance program obligations.
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended April 1, 2023 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	April 1, 2023	December 31, 2022
Accounts receivable	$237,431	$242,427
Unbilled receivables(1)	113,115	82,605
	350,546	325,032
Less allowances for credit losses	2,976	3,222
Accounts receivable, net	$347,570	$321,810
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprised the amounts included in the balance sheets:

Other current assets	April 1, 2023	December 31, 2022
Refundable income taxes	$606	$14
Prepaid expenses	25,756	32,080
Mitigation bank credit inventory	5,701	6,351
Assets invested for self-insurance	29,776	24,828
Payroll taxes refundable	18,283	18,283
Other	1,873	2,396
Total	$81,995	$83,952

Property and equipment, net	April 1, 2023	December 31, 2022
Land and land improvements	$28,570	$26,023
Buildings and leasehold improvements	81,863	80,768
Equipment	672,598	663,207
	783,031	769,998
Less accumulated depreciation	497,965	501,459
Total	$285,066	$268,539

Other assets, noncurrent	April 1, 2023	December 31, 2022
Investment--cost-method affiliate	$1,258	$1,258
Deferred income taxes	6,844	6,828
Cloud computing arrangements	1,898	2,652
Insurance receivable	7,500	7,500
Other	4,648	4,603
Total	$22,148	$22,841

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)

Accrued expenses	April 1, 2023	December 31, 2022
Employee compensation	$17,359	$35,536
Accrued compensated absences	13,620	13,034
Self-insured medical claims	2,677	2,806
Income tax payable	8,474	6,573
Customer advances, deposits	4,918	7,736
Taxes, other than income	3,050	5,764
Other	4,120	6,005
Total	$54,218	$77,454

Other current liabilities	April 1, 2023	December 31, 2022
Current portion of:
Lease liability-operating leases	$36,565	$34,652
Self-insurance accruals	55,384	56,221
Total	$91,949	$90,873

Other noncurrent liabilities	April 1, 2023	December 31, 2022
Non-qualified retirement plans	$8,513	$8,336
Litigation accrual	7,500	7,500
Other	6,730	8,184
Total	$22,743	$24,020
D.    Business Combinations
Our cash investments in businesses during the first three months of 2023 were $1,045 and we issued debt, in the form of notes payable to the sellers, of $408 which have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2022, our cash investments in businesses was $23,192 and debt issued, in the form of notes payable to the sellers, was $7,445.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Three Months Ended April 1, 2023	Year Ended December 31, 2022
Detail of acquisitions:
Assets acquired:
Cash	$—	$1,365
Receivables	—	10,794
Mitigation bank credit inventory	—	6,351
Operating supplies	4	48
Prepaid expense	—	126
Equipment	506	2,309
Deposits and other	668	412
Intangible assets	248	10,569
Goodwill	872	14,255
Liabilities assumed	(845)	(15,592)
Debt issued for purchases of businesses	(408)	(7,445)
Cash paid	$1,045	$23,192
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the three months ended April 1, 2023 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the three months ended April 1, 2023, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.
Subsequent to April 1, 2023 and through May 10, 2023, we acquired one business approximating $17,235 with $408 liabilities assumed and debt issued of $3,824. The acquired company is in our Residential and Commercial segment and is located in Minnesota. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at April 1, 2023 and December 31, 2022 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
April 1, 2023
Fixed maturity:
United States Government and agency securities	$29,833	$239	$(386)	$29,686
Corporate notes and bonds	317	—	(42)	275
Total available-for-sale debt securities	$30,150	$239	$(428)	$29,961

December 31, 2022
Fixed maturity:
United States Government and agency securities	$25,485	$84	$(315)	$25,254
Corporate notes and bonds	315	—	(51)	264
Total available-for-sale debt securities	$25,800	$84	$(366)	$25,518
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $29,961 and $25,518 at April 1, 2023 and December 31, 2022, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held approximately $14,755 and $18,110 in marketable equity securities as of April 1, 2023 and December 31, 2022, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
The net carrying values of available-for-sale debt securities at April 1, 2023 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$26,083	$26,276
One year through five years	1,542	1,453
Six years through ten years	581	543
After ten years	1,944	1,689
Total	$30,150	$29,961
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	April 1, 2023		December 31, 2022
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$36,634	$26,919	$36,745	$26,243
Employment-related	12,030	9,172	12,242	8,931
Tradenames	11,790	7,351	12,219	7,083
Amortized intangible assets	60,454	$43,442	61,206	$42,257
Less accumulated amortization	43,442		42,257
Identified intangible assets, net	$17,012		$18,949

Goodwill	$69,854		$70,107

Adjustments related to the carrying values are related to measurement period adjustments for acquisitions made in 2022 for which purchase accounting is not finalized.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the three months ended April 1, 2023 and the year ended December 31, 2022 were as follows:

	Balance at January 1, 2023	Acquisitions	Translation and Other Adjustments	Balance at April 1, 2023
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	65,166	872	(1,125)	64,913
Total	$70,107	$872	$(1,125)	$69,854

	Balance at January 1, 2022	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2022
Utility	$4,911	$30	$—	$4,941
Residential and Commercial	51,069	14,225	(128)	65,166
Total	$55,980	$14,255	$(128)	$70,107

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of April 1, 2023, was as follows:

Estimated Future Amortization Expense
Remaining nine months of 2023	$3,197
2024	4,055
2025	3,272
2026	2,430
2027	1,923
2028	1,163
Thereafter	972
$17,012

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,109. At April 1, 2023, we had $8,986 available under the lines of credit and $2,122 committed through issued letters of credit. Borrowings outstanding generally bear interest at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%.
Our long-term debt consisted of the following:

	April 1, 2023	December 31, 2022
Revolving credit facility:
Swing-line borrowings	$—	$25,433
SOFR borrowings	212,000	125,000
	212,000	150,433
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	75,000
Term loans	20,751	29,680
	307,751	255,113
Less debt issuance costs	481	519
Less current portion	15,331	23,826
	$291,939	$230,768
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of April 1, 2023, we had unused commitments under the facility approximating $110,376, with $214,624 committed, consisting of borrowings of $212,000 and issued letters of credit of $2,624.
In January 2023, we amended the amended and restated credit agreement to update the benchmark interest rate provisions to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). Following the amendment, borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the “3.99% Senior Notes”), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in September 2021. Among other things, the amendment increased the total facility limit to $150,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to September 2024. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2021 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $150,000. As the Company has previously issued notes in an aggregate amount of $75,000 under the Note Purchase and Shelf Agreement, it now has capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement (the “Shelf Notes”) in an aggregate amount of up to $75,000.
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
4.00% Senior Unsecured Notes--On February 5, 2019, we issued 4.00% Senior Notes, Series B (the “4.00% Senior Notes”) pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $25,000. The 4.00% Senior Notes are due September 21, 2028. The 4.00% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commence on September 21, 2024.
The net proceeds of all senior notes were used to pay down borrowings under our revolving credit facility.
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at April 1, 2023 were as follows: 2023--$14,489; 2024--$18,508; 2025--$17,618; 2026--$227,136; 2027--$15,000; and 2028--$15,000.
Accounts Receivable Securitization Facility--In June 2022, the Company amended its Accounts Receivable Securitization Facility (the “AR Securitization program”) to extend the scheduled termination date for an additional one-year period, to June 29, 2023. In addition to extending the termination date for another year, the amendment replaced the LIBOR interest rate provisions with customary provisions based on SOFR.
The AR Securitization program has a limit of $100,000, of which $89,689 was issued for LCs as of April 1, 2023 and December 31, 2022.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of April 1, 2023--to the bank in exchange for the bank issuing LCs.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
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
Total Commitments Related to Issued Letters of Credit--As of April 1, 2023, total commitments related to issued LCs were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit. As of December 31, 2022, total commitments related to issued LCs were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit.
As of April 1, 2023, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
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

	Condensed Consolidated Balance Sheet Classification	April 1, 2023	December 31, 2022
Assets
Operating lease assets	Right-of-use assets - operating leases	$109,709	$104,612
Finance lease assets	Property and equipment, net	14,218	12,948
Total lease assets		$123,927	$117,560
Liabilities
Current operating lease liabilities	Other current liabilities	$36,565	$34,652
Non-current operating lease liabilities	Lease liabilities - operating leases	72,236	68,878
Total operating lease liabilities		108,801	103,530
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	3,536	3,046
Non-current finance lease liabilities	Lease liabilities - finance leases	10,357	9,481
Total finance lease liabilities		13,893	12,527
Total lease liabilities		$122,694	$116,057
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended
	Condensed Consolidated Statements of Operations Classification	April 1, 2023	April 2, 2022

Operating lease cost	Operating expense	$7,746	$6,019
Operating lease cost	Selling expense	3,113	2,745
Operating lease cost	General and administrative expense	290	289
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	855	730
Interest expense on lease liabilities	Interest expense	90	60
Other lease cost (1)	Operating expense	1,448	1,189
Other lease cost (1)	Selling expense	487	417
Other lease cost (1)	General and administrative expense	26	9
Total lease cost		$14,055	$11,458
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of April 1, 2023 was 3.6 years for operating leases and 4.3 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of April 1, 2023 was 3.67% for operating leases and 3.22% for finance leases.

Supplemental Cash Flow Information Related to Leases	Three Months Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10,968)	$(9,194)
Operating cash flows from finance leases	(90)	(60)
Financing cash flows from finance leases	(759)	(767)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,410	13,610
Finance leases	2,125	1,167

Maturity Analysis of Lease Liabilities	As of April 1, 2023
	Operating Leases	Finance Leases
Remaining nine months of 2023	$30,464	$3,039
2024	33,757	3,804
2025	25,042	3,167
2026	14,188	2,499
2027	7,821	1,371
2028	2,277	677
Thereafter	2,526	296
Total lease payments	116,075	14,853
Less interest	7,274	960
Total	$108,801	$13,893
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
April 1, 2023
(Amounts in thousands, except share data)
that is forfeited, terminated, or canceled without having been exercised are generally added back to the number of shares available for grant under the 2014 Stock Plan.
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Compensation expense, all share-based payment plans	$1,690	$1,270
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $445 being recognized for the three months ended April 1, 2023 and $452 for the three months ended April 2, 2022.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $65 for the three months ended April 1, 2023 and $99 for the three months ended April 2, 2022. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
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
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. During 2022, all remaining SSARs awards vested. Compensation expense for SSARs was $0 for the three months ended April 1, 2023 and $21 for the three months ended April 2, 2022.
Restricted Stock Units--During the three months ended April 1, 2023, the Compensation Committee awarded 83,700 PRSUs to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of April 1, 2023.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2023	766,267	$14.95
Granted	83,700	18.29
Forfeited	—	—
Vested	(47,329)	12.26
Unvested, April 1, 2023	802,638	$15.46	1.7 years	$6,538	$14,849
Employee PRSUs	744,937	$15.54	1.7 years	$6,222	$13,781
Nonemployee Director RSUs	57,701	$14.42	1.1 years	$316	$1,067

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $1,180 for the three months ended April 1, 2023 and $698 for the three months ended April 2, 2022.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Three Months Ended
	April 1, 2023	April 2, 2022
Volatility rate	9.6%	9.7%
Risk-free interest rate	4.6%	1.6%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 1, 2023.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2023	2,072,949	$8.59
Granted	—	—
Exercised	(14,886)	7.81
Forfeited	—	—
Outstanding, April 1, 2023	2,058,063	$8.60	3.6 years	$20,375

Exercisable, April 1, 2023	1,692,449	$8.03	3.0 years	$17,720

As of April 1, 2023, there was approximately $307 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 1.2 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the three months ended April 1, 2023 was 28.4%. Our actual effective tax rate was 18.8% and 11.0% for the three months ended April 1, 2023 and April 2, 2022, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first three months compared to the impact it will have on the rate for the full year.
As of April 1, 2023, we had unrecognized tax benefits of $656, of which $329 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $55. At December 31, 2022, we had unrecognized tax benefits of $638, of which $311 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $53. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2018. As of April 1, 2023, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended April 1, 2023 and April 2, 2022:

Three Months Ended April 1, 2023	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(5,511)	$(199)	$122	$(5,588)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$31	$—	$—	$31
Unrealized losses	—	(49)	—	(49)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(26)	—	(26)
Tax effect	—	16	—	16
Net of tax amount	31	(59)	—	(28)
Balance at April 1, 2023	$(5,480)	$(258)	$122	$(5,616)

Three Months Ended April 2, 2022	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(3,654)	$—	$(519)	$(4,173)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$480	$—	$—	$480
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	31	31
Tax effect	—	—	(7)	(7)
Net of tax amount	480	—	24	504
Balance at April 2, 2022	$(3,174)	$—	$(495)	$(3,669)
There was no change in defined benefit pension plans for the three months ended April 1, 2023 and $31 for the three months ended April 2, 2022, which was included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
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

	Three Months Ended
	April 1, 2023	April 2, 2022
Income available to common shareholders:
Net income	$5,996	$1,782

Weighted-average shares (in thousands):
Basic:
Outstanding	42,747	44,618
Partially-paid share subscriptions	330	—
Basic weighted-average shares	43,077	44,618

Diluted:
Basic from above	43,077	44,618
Incremental shares from assumed:
Exercise of stock subscription purchase rights	5	—
Exercise of stock options and awards	2,040	2,220
Diluted weighted-average shares	45,122	46,838

Net income per share:
Basic	$.14	$.04

Diluted	$.13	$.04

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended April 1, 2023 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2023	33,529,474	9,188,010	42,717,484
Shares purchased	(434,511)	(20,844)	(455,355)
Shares sold	1,391	169,319	170,710
Stock subscription offering -- cash purchases	(300)	—	(300)
Options and awards exercised	106,136	—	106,136
Shares outstanding at April 1, 2023	33,202,190	9,336,485	42,538,675
On April 1, 2023, we had 42,538,675 common and redeemable shares outstanding, employee options exercisable to purchase 1,692,449 common shares, partially-paid subscriptions for 1,318,250 common shares and purchase rights outstanding for 487,421 common shares.
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
All participants in the offering who purchased in excess of $5 of common shares were granted a “right” to purchase one additional common share at a price of $18.10 per share for every three common shares purchased in the offering. As a result of the stock subscription, rights to purchase 489,169 common shares were granted. Each right may be exercised at the rate of one-seventh per year and will expire seven years after the date that the right was granted. A purchaser may not exercise a right once he or she ceases to be the Company's employee or non-employee director, as applicable.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
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
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2022 Annual Report.
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended April 1, 2023
Revenues	$224,576	$146,208	$550	$—		$371,334
Income (loss) from operations	16,034	(257)	(4,024)	(246)	(a)	11,507
Interest expense				(3,871)		(3,871)
Interest income				399		399
Other income (expense), net				(651)		(651)
Income before income taxes						$7,384
Segment assets, total	$399,853	$299,896	$—	$304,491	(b)	$1,004,240

Three Months Ended April 2, 2022
Revenues	$205,167	$136,931	$546	$—		$342,644
Income (loss) from operations	12,723	1,088	(5,710)	(2,344)	(a)	5,757
Interest expense				(1,445)		(1,445)
Interest income				27		27
Other income (expense), net				(2,337)		(2,337)
Income before income taxes						$2,002
Segment assets, total	$301,489	$269,971	$—	$227,305	(b)	$798,765
Reconciling adjustments from segment reporting to the condensed consolidated financial statements include unallocated corporate items:

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three months ended April 1, 2023 and April 2, 2022 by major sources:

Three Months Ended April 1, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$142,589	$81,824	$(137)	$224,276
Grounds maintenance	—	28,023	—	28,023
Storm damage services	3,973	5,022	—	8,995
Consulting and other	78,014	31,339	687	110,040
Total revenues	$224,576	$146,208	$550	$371,334

Geography:
United States	$213,819	$137,740	$550	$352,109
Canada	10,757	8,468	—	19,225
Total revenues	$224,576	$146,208	$550	$371,334

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)

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
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $1,280 of revenue for the three months ended April 1, 2023, that was included in the contract liability balance at December 31, 2022 and $749 of revenue for the three months ended April 2, 2022, that was included in the contract liability balance at December 31, 2021. Net contract liabilities consisted of the following:

	April 1, 2023	December 31, 2022
Contract liabilities - current	$3,698	$3,723
Contract liabilities - noncurrent	3,706	4,145
Net contract liabilities	$7,404	$7,868
O.    Fair Value Measurements and Financial Instruments
FASB ASC 820, “Fair Value Measurements and Disclosures” (“Topic 820”) defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.
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
April 1, 2023
(Amounts in thousands, except share data)
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Our assets and liabilities measured at fair value on a recurring basis at April 1, 2023 were as follows:

		Fair Value Measurements at April 1, 2023 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at April 1, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$3,500	$3,500	$—	$—
Certificates of deposits, noncurrent	6,359	6,359	—	—

Available-for-sale debt securities:
United States Government and agency securities	29,686	29,686	—	—
Corporate notes and bonds	275	275	—	—
Total available-for-sale debt securities	29,961	29,961	—	—

Marketable equity securities:
Mutual funds	10,200	10,200	—	—
Corporate stocks	3,242	3,242	—	—
Exchange traded funds	1,313	1,313	—	—
Total marketable equity securities	14,755	14,755	—	—

Liabilities:
Deferred compensation	$4,686	$—	$4,686	$—

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2022 were as follows:

		Fair Value Measurements at December 31, 2022 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$3,750	$3,750	$—	$—
Certificates of deposits, noncurrent	6,359	6,359	—	—

Available-for-sale debt securities:
United States Government and agency securities	25,254	25,254	—	—
Corporate notes and bonds	264	264	—	—
Total available-for-sale debt securities	25,518	25,518	—	—

Marketable equity securities:
Mutual funds	13,873	13,873	—	—
Corporate stocks	3,007	3,007	—	—
Exchange traded funds	1,230	1,230	—	—
Total marketable equity securities	18,110	18,110	—	—

Liabilities:
Deferred compensation	$4,597	$—	$4,597	$—
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
April 1, 2023
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

	April 1, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$29,961	$29,961	$25,518	$25,518
Marketable equity securities	14,755	14,755	18,110	18,110

Liabilities:
Revolving credit facility, noncurrent	$212,000	$212,000	$150,433	$150,433
Senior unsecured notes, noncurrent	75,000	75,481	75,000	74,968
Term loans, noncurrent	5,420	5,346	5,854	5,610
Total	$292,420	$292,827	$231,287	$231,011
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
In November 2017, a wrongful death lawsuit was filed in Savannah, Georgia in the State Court of Chatham County (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc. (“Wolf Tree”), a former Davey employee, a Wolf Tree employee, and two former Wolf Tree

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
employees. That complaint, as subsequently amended, alleges various acts of negligence and seeks compensatory damages for the wrongful death of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017.
In July 2018, a related survival action was filed in Savannah, Georgia by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, and four current and former employees, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three Racketeer Influenced and Corrupt Organizations Act (“RICO”) claims under Georgia law seeking treble damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division (“Federal Court”), on August 2, 2018.
The cases were mediated unsuccessfully in December 2018 and the State Court case was originally set for trial on January 22, 2019. However, as discussed below, the two civil cases were ultimately stayed for more than four years.
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States Department of Justice (“DOJ”) filed a motion to stay both actions on the grounds that on December 7, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. The State Court case was stayed on December 28, 2018 and the Federal Court case was stayed on January 8, 2019. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019, but was unsuccessful in resolving the matters.
By November 2022, all three of the individually charged defendants had either been convicted at trial or pled guilty to Federal criminal charges in the Federal Court related to their involvement with the murder and other illegal activities. All three criminal defendants have now been sentenced.
Since the individual defendants' criminal matters are now resolved, the State Court held a status conference with the parties on January 20, 2023. After that status conference, the State Court lifted the stay and entered a scheduling order on February 8, 2023 that, among other items, reopened discovery, which is followed by amended briefing on the parties' pending motions for summary judgment. The State Court has not yet set a trial date.
The stay in the Federal Court case was lifted on April 4, 2023. The case will now proceed to the early stages of litigation such as matters related to discovery and motions to dismiss.
In both civil cases, the Company and Wolf Tree have denied all liability and are vigorously defending against the actions. The Company also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also are vigorously defending the actions.
Previously, on December 17, 2018, the United States Attorney's Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential civil or other violations of immigration and other laws relating to the subject matters of the criminal investigation referenced above. The Company and Wolf Tree are fully cooperating with the investigation and have met with both the civil and criminal divisions of the DOJ. To date, the matter currently remains unresolved.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
(Amounts in thousands, except share data)
Northern California Wildfires
Five lawsuits were filed that name contractors for PG&E Corporation and its subsidiary, Pacific Gas and Electric Company (together, “PG&E”), including Davey Tree, with respect to claims arising from wildfires that occurred in Pacific Gas and Electric Company’s service territory in northern California beginning on October 8, 2017. An action was brought on August 8, 2019 in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company, et al., Case No. 19CV001194. An action was brought on October 8, 2019 in San Francisco County Superior Court, entitled Quinisha Kyree Abram, et al. v. ACRT, Inc., et. al, Case No. CGC-19-579861. An action was brought on October 7, 2019 in San Francisco Superior Court, entitled Adams, et al. v. Davey Resource Group, Inc., et al., Case No. CGC-19-579828. An action was brought on October 8, 2019 in Sacramento Superior Court, entitled Antone, et al. v. ACRT, Inc. et al., Case No. 34-2019-00266662. An action was brought on October 7, 2019 in Sacramento Superior Court, entitled Bennett, et al. v. ACRT, Inc. et al., Case No. 2019-00266501.
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
In November 2022, Davey Tree filed a cross-complaint against the Plaintiffs’ Trust and PG&E related to the contractual obligations of limitation of liability and hold harmless. Since that time, Davey Tree has dismissed the cross-complaint against PG&E without prejudice. The Plaintiff’s Trust filed a demurrer which challenged Davey Tree’s claim that the hold harmless provisions in its contracts with PG&E are an obligation of the Plaintiffs’ Trust. In response to the demurrer, Davey Tree filed an amended cross-complaint against the Plaintiff’s Trust on April 13, 2023. The court set a trial date for October 2, 2023 that will involve the claim of the Plaintiffs’ Trust as to the Atlas fire. Separately, the court referred the Walker case to Napa County Superior Court for a trial setting. The Napa Court set a trial in the Walker case for March 4, 2024.
In addition, the parties are in the process of scheduling a second session of the mediation. The court had ordered that it be conducted by April 28, 2023, but has since moved that deadline to May 31, 2023. The Plaintiffs’ Trust filed a motion for summary adjudication which challenged the limitation of liability as set forth in the assigned contracts. The Court denied the motion for summary adjudication in an order entered April 12, 2023.
The Defendants have received evidence from the Plaintiffs' Trust and PG&E collected by those parties prior to and during the PG&E bankruptcy proceedings and Davey Tree's experts have performed inspections of the evidence. Davey Tree will be seeking further discovery as well. Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 1, 2023
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
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP Plan. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a “401(k) plan”) feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2020, we match, in either cash or our common shares, 100% of the first three percent and 50% of the next two percent of each participant's before-tax contribution, limited to the first five percent of the employee’s compensation deferred each year. All non-bargaining domestic employees who attained age 21 and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $1,634 and $1,833 as of April 1, 2023 and December 31, 2022, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $171,091 and $168,145 as of April 1, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $172,725 and $169,978 as of April 1, 2023 and December 31, 2022, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Impact of COVID-19 and Recent Trends
While the coronavirus (“COVID-19”) pandemic did not have a material adverse effect on our reported results for the first three months of 2023, the overall extent and duration of the impact of COVID-19 on businesses and economic activity generally remains unclear due to the inherent uncertainty surrounding COVID-19, given its continual evolution.
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
Inflation rates in the markets in which we operate have increased and may continue to rise. Recent inflation has led us to experience higher costs, including higher labor costs and costs for materials from suppliers and transportation costs, and, in the competitive markets in which we operate, we may not be able to increase our prices correspondingly to preserve our gross margins and profitability. If inflation rates

Index
continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our prices to pass through some of these higher costs to our customers; however, our ability to raise our prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
2022 Subscription Offering
The Company offered to eligible employees and nonemployee directors the right to subscribe to a maximum of 2,666,667 common shares of the Company at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company’s Board of Directors. The offering period ended on August 1, 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share. For additional information regarding the offering, see “Part I - Item 1 Note L - Per Share Amounts and Common and Redeemable Shares Outstanding.”
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the change in such percentages for the periods presented.

	Three Months Ended
	April 1, 2023	April 2, 2022	Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	67.1	68.4	(1.3)
Selling	18.4	17.7	.7
General and administrative	8.5	8.5	—
Depreciation and amortization	3.8	4.0	(.2)
Gain on sale of assets, net	(.8)	(.3)	(.5)

Income from operations	3.1	1.7	1.4

Other income (expense):
Interest expense	(1.0)	(.4)	(.6)
Interest income	.1	—	.1
Other, net	(.2)	(.7)	.5

Income before income taxes	2.0	.6	1.4

Income taxes	.4	.1	.3

Net income	1.6%	.5%	1.1%

Index
First Three Months—Three Months Ended April 1, 2023 Compared to Three Months Ended April 2, 2022
Our results of operations for the three months ended April 1, 2023 compared to the three months ended April 2, 2022 were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022	Change	Percentage Change
Revenues	$371,334	$342,644	$28,690	8.4%

Costs and expenses:
Operating	249,069	234,207	14,862	6.3
Selling	68,223	60,796	7,427	12.2
General and administrative	31,437	28,995	2,442	8.4
Depreciation and amortization	13,994	13,787	207	1.5
Gain on sale of assets, net	(2,896)	(898)	(1,998)	222.5
	359,827	336,887	22,940	6.8

Income from operations	11,507	5,757	5,750	99.9
Other income (expense):
Interest expense	(3,871)	(1,445)	(2,426)	167.9
Interest income	399	27	372	1,377.8
Other, net	(651)	(2,337)	1,686	(72.1)
Income before income taxes	7,384	2,002	5,382	268.8

Income taxes	1,388	220	1,168	530.9

Net income	$5,996	$1,782	$4,214	236.5%
Revenues--Revenues of $371,334 increased $28,690 compared with $342,644 in the first three months of 2022. Utility Services increased $19,409 or 9.5% compared with the first three months of 2022. The increase was primarily attributable to additional storm work arising from the rain and wind experienced on the west coast of the U.S., new accounts obtained, as well as increased work year-over-year on other accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $9,277 or 6.8% compared with the first three months of 2022. Increases were primarily in consulting and other revenue and storm damage revenue and were partially offset by a decrease in grounds maintenance revenue.
Operating Expenses--Operating expenses of $249,069 increased $14,862 compared with the first three months of 2022 but, as a percentage of revenue, decreased to 67.1% from 68.4%. Utility Services increased $11,562 or 7.5% compared with the first three months of 2022 but, as a percentage of revenue, decreased to 73.6% from 74.9%. The increase was attributable to increases in labor and benefits expense, fuel expense, equipment expense, materials expense, crew meals and lodging expenses which were partially offset by decreases in tools and parts expense and subcontractor expense. Residential and Commercial Services increased $4,834 or 6.1% compared with the first three months of 2022 but, as a percentage of revenue, decreased to 57.8% from 58.1%. The increase was primarily attributable to increases in labor and benefits expense, equipment expense and subcontractor expense which were partially offset by a decrease in materials expense.
Fuel costs of $12,661 increased $467, or 3.8%, from the $12,194 incurred in the first three months of 2022 and impacted operating expenses within all segments. The $467 increase included usage increases approximating $20 and price increases approximating $447.

Index
Selling Expenses--Selling expenses of $68,223 increased $7,427 compared with the first three months of 2022 and, as a percentage of revenue, increased to 18.4% from 17.7%. Utility Services increased $3,275 or 13.5% compared to the first three months of 2022 and, as a percentage of revenue, increased to 12.2% from 11.8%. The increase was primarily attributable to increases in field management wages and field management travel expense. Residential and Commercial Services experienced an increase of $4,694 or 12.6% compared to the first three months of 2022 and, as a percentage of revenue, increased to 28.7% from 27.2%. The increase was primarily attributable to increases in field management wages and incentive expense, employee development expense and rent expense.
General and Administrative Expenses--General and administrative expenses of $31,437 increased $2,442 from $28,995 in the first three months of 2022. The increase was primarily attributable to increases in salary and incentive expense, professional services expense and travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $13,994 increased $207 from $13,787 incurred in the first three months of 2022.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,896 for the first three months of 2023 increased $1,998 from the $898 gain in the first three months of 2022. We sold more units of equipment at a higher average gain per unit during the first three months of 2023 as compared with the first three months of 2022.
Interest Expense--Interest expense of $3,871 increased $2,426 from the $1,445 incurred in the first three months of 2022. The increase was attributable to higher average borrowing and increased interest rates during the first three months of 2023, as compared with the first three months of 2022.
Other, Net--Other expense, net, of $651 decreased $1,686 from the $2,337 expense incurred in the first three months of 2022 and consisted of nonoperating income and expense, including losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Taxes--Income taxes for the first three months of 2023 were $1,388, as compared to $220 for the first three months of 2022. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first three months of 2023 was 18.8%. Our effective tax rate for the first three months of 2022 was 11.0%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items and state and local taxes.
Net Income--Net income of $5,996 for the first three months of 2023 was $4,214 more than the net income of $1,782 for the first three months of 2022.
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

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three months ended April 1, 2023 and April 2, 2022 were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash provided by (used in):
Operating activities	$(14,125)	$28,285
Investing activities	(24,898)	(37,119)
Financing activities	45,162	11,116
Effect of exchange rate changes on cash	12	35
Increase in cash	$6,151	$2,317
Cash (Used In) Provided By Operating Activities--Cash used in operating activities was $14,125 for the first three months of 2023, a $42,410 decrease when compared to the first three months of 2022. The $42,410 decrease in operating cash flow was primarily attributable to the change of $27,771 related to accounts receivable and the change of $16,377 related to accounts payable and accrued expenses, partially offset by a change of $3,432 related to other operating assets and liabilities.
Overall, accounts receivable increased $25,756 during the first three months of 2023, as compared to a decrease of $2,015 during the first three months of 2022. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2023 increased by thirteen days to 86 days, compared to 73 days at the end of the first three months of 2022. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work. As such, we do not view an increase in DSO as a indicator of uncollectability.
Accounts payable and accrued expenses decreased $18,418 in the first three months of 2023, a change of $16,377 compared to the $2,041 decrease in the first three months of 2022. The change was primarily related to the timing of estimated income tax payments and employer payroll taxes payable as well as compensated absence accruals. Self-insurance accruals increased $6,825 in the first three months of 2023, which was $1,749 more than the increase of $5,076 experienced in the first three months of 2022. The increase was attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
Other operating assets and liabilities decreased $4,779 in the first three months of 2023, a change of $3,432 compared to the $1,347 decrease in the first three months of 2022. The change was primarily attributable to cloud computing arrangements.
Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2023 was $24,898, a $12,221 decrease when compared to the first three months of 2022. The decrease was primarily the result of increases in proceeds from the sale of marketable securities and property and equipment.
Cash Provided By Financing Activities--Cash provided by financing activities was $45,162 during the first three months of 2023, an increase of $34,046 as compared with the $11,116 provided during the first three months of 2022. During the first three months of 2023, our revolving credit facility, net provided $61,566 in cash as compared with $23,949 provided during the first three months of 2022. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable decreased $9,337 during the first three months of 2023, a decrease of $147 when compared to the $9,190 decrease in the first three months of 2022. Treasury share transactions (purchases and sales) used $5,431 for the first three months of 2023, $3,337 more than the

Index
$2,094 used in the first three months of 2022. Dividends paid of $877 during the first three months of 2023 increased $95 as compared with $782 paid in the first three months of 2022.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $19 and $467 during the three months ended April 1, 2023 and April 2, 2022, respectively. Share repurchases, other than redeemable common shares, approximated $8,400 and $6,537 during the three months ended April 1, 2023 and April 2, 2022, respectively.
Contractual Obligations Summary and Commercial Commitments
As of April 1, 2023, total commitments related to issued letters of credit were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit. As of December 31, 2022, total commitments related to issued letters of credit were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2023 through 2027. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At April 1, 2023, we had working capital of $255,238, short-term lines of credit approximating $8,986 and $110,376 available under our revolving credit facility.
For more information regarding our outstanding debt, see “Part I - Item 1 - Note G, Short and Long-Term Debt and Commitments Related to Letters of Credit.”
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

Index
As discussed in our 2022 Annual Report, we believe that our policies related to revenue recognition, the allowance for credit losses, stock valuation and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily with Utility customers; allowance for credit losses; and self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies have not changed materially from those discussed in our 2022 Annual Report.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of rising inflation or interest rates, instability in the global banking system, the possibility of an economic recession, or the COVID-19 pandemic or other public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, such as the recent increases and volatility arising from the effect of the Russia-Ukraine conflict; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of COVID-19, the Russia-Ukraine conflict, supply chain shortages and disruptions, rising interest rates,

Index
labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in “Part I - Item 1A. Risk Factors.” of our 2022 Annual Report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
While we have experienced inflation and higher interest rates during 2023, there have been no material changes in our reported market risks or risk management policies since the filing of our 2022 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2023.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Inherent Limitation on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of

Index
the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
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
In November 2017, a wrongful death lawsuit was filed in Savannah, Georgia in the State Court of Chatham County (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc. (“Wolf Tree”), a former Davey employee, a Wolf Tree employee, and two former Wolf Tree employees. That complaint, as subsequently amended, alleges various acts of negligence and seeks compensatory damages for the wrongful death of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017.
In July 2018, a related survival action was filed in Savannah, Georgia by the deceased’s estate against Davey Tree, its subsidiary, Wolf Tree, and four current and former employees, which arises out of the same allegations, seeks compensatory and punitive damages and also includes three Racketeer Influenced and Corrupt Organizations Act (“RICO”) claims under Georgia law seeking treble damages. The 2018 case was removed to the United States District Court for the Southern District of Georgia, Savannah Division (“Federal Court”), on August 2, 2018.
The cases were mediated unsuccessfully in December 2018 and the State Court case was originally set for trial on January 22, 2019. However, as discussed below, the two civil cases were ultimately stayed for more than four years.
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. On December 21, 2018, the United States Department of Justice (“DOJ”) filed a motion to stay both actions on the grounds that on December 7, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including conspiracy to murder the deceased. The State Court case was stayed on December 28, 2018 and the Federal Court case was stayed on January 8, 2019. On January 29, 2019, the State Court ordered the parties to return to mediation, which occurred on April 17, 2019, but was unsuccessful in resolving the matters.

Index
By November 2022, all three of the individually charged defendants had either been convicted at trial or pled guilty to Federal criminal charges in the Federal Court related to their involvement with the murder and other illegal activities. All three criminal defendants have now been sentenced.
Since the individual defendants' criminal matters are now resolved, the State Court held a status conference with the parties on January 20, 2023. After that status conference, the State Court lifted the stay and entered a scheduling order on February 8, 2023 that, among other items, reopened discovery, which is followed by amended briefing on the parties' pending motions for summary judgment. The State Court has not yet set a trial date.
The stay in the Federal Court case was lifted on April 4, 2023. The case will now proceed to the early stages of litigation such as matters related to discovery and motions to dismiss.
In both civil cases, the Company and Wolf Tree have denied all liability and are vigorously defending against the actions. The Company also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also are vigorously defending the actions.
Previously, on December 17, 2018, the United States Attorney's Office for the Southern District of Georgia informed the Company and Wolf Tree that they are also under investigation for potential civil or other violations of immigration and other laws relating to the subject matters of the criminal investigation referenced above. The Company and Wolf Tree are fully cooperating with the investigation and have met with both the civil and criminal divisions of the DOJ. To date, the matter currently remains unresolved.
Northern California Wildfires
Five lawsuits were filed that name contractors for PG&E Corporation and its subsidiary, Pacific Gas and Electric Company (together, “PG&E”), including Davey Tree, with respect to claims arising from wildfires that occurred in Pacific Gas and Electric Company’s service territory in northern California beginning on October 8, 2017. An action was brought on August 8, 2019 in Napa County Superior Court, entitled Donna Walker, et al. v. Davey Tree Surgery Company, et al., Case No. 19CV001194. An action was brought on October 8, 2019 in San Francisco County Superior Court, entitled Quinisha Kyree Abram, et al. v. ACRT, Inc., et. al, Case No. CGC-19-579861. An action was brought on October 7, 2019 in San Francisco Superior Court, entitled Adams, et al. v. Davey Resource Group, Inc., et al., Case No. CGC-19-579828. An action was brought on October 8, 2019 in Sacramento Superior Court, entitled Antone, et al. v. ACRT, Inc. et al., Case No. 34-2019-00266662. An action was brought on October 7, 2019 in Sacramento Superior Court, entitled Bennett, et al. v. ACRT, Inc. et al., Case No. 2019-00266501.
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

Index
In November 2022, Davey Tree filed a cross-complaint against the Plaintiffs’ Trust and PG&E related to the contractual obligations of limitation of liability and hold harmless. Since that time, Davey Tree has dismissed the cross-complaint against PG&E without prejudice. The Plaintiff’s Trust filed a demurrer which challenged Davey Tree’s claim that the hold harmless provisions in its contracts with PG&E are an obligation of the Plaintiffs’ Trust. In response to the demurrer, Davey Tree filed an amended cross-complaint against the Plaintiff’s Trust on April 13, 2023. The court set a trial date for October 2, 2023 that will involve the claim of the Plaintiffs’ Trust as to the Atlas fire. Separately, the court referred the Walker case to Napa County Superior Court for a trial setting. The Napa Court set a trial in the Walker case for March 4, 2024.
In addition, the parties are in the process of scheduling a second session of the mediation. The court had ordered that it be conducted by April 28, 2023, but has since moved that deadline to May 31, 2023. The Plaintiffs’ Trust filed a motion for summary adjudication which challenged the limitation of liability as set forth in the assigned contracts. The Court denied the motion for summary adjudication in an order entered April 12, 2023.
The Defendants have received evidence from the Plaintiffs' Trust and PG&E collected by those parties prior to and during the PG&E bankruptcy proceedings and Davey Tree's experts have performed inspections of the evidence. Davey Tree will be seeking further discovery as well. Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims.
Item 1A.Risk Factors.
Our 2022 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2022 Annual Report during the three months ended April 1, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2023
January 1 to January 28	35	$18.10	—	3,323,819
January 29 to February 25	10,122	18.10	—	3,323,819
February 26 to April 1	445,198	18.50	—	3,323,819
Total First Quarter	455,355	18.49	—

Total Year-to-Date	455,355	$18.49	—

(1) During the three months ended April 1, 2023, the Company purchased 455,355 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

Index
Our common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, an independent stock valuation firm assists with the appraisal of the fair market value of the common shares, based upon our performance and financial condition, using a peer group of comparable companies selected by that firm. The peer group currently consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which our Board of Directors has determined our common shares will be bought and sold during that six-month period in transactions involving Davey Tree or one of its employee benefit or stock purchase plans. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan, as described in “Part I - Item 1 - Note Q, The Davey 401KSOP and Employee Stock Ownership Plan”). The purchases described above were added to our treasury stock.
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
Until further action by the Board, it is the policy of the Company not to exercise its repurchase rights under the amended Articles with respect to shares of the Company's common shares held by current and retired employees and current and former directors of the Company (subject to exceptions set forth in the policy) (collectively, “Active Shareholders”), their spouses, their first-generation descendants and trusts established exclusively for their benefit.
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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 3,323,819 remained available under the program, as of April 1, 2023. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

Index
Item 6.Exhibits.
See the Exhibit Index below.
Exhibits

Exhibit No.	Description

10.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 13, 2023, by and among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as lead arranger, syndication agent and administrative agent, and PNC Bank, National Association and Wells Fargo Bank, N.A., as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2023).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	May 10, 2023	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	May 10, 2023	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)