Form 10-Q
period 2023-07-01
DAVEY TREE EXPERT CO
filed 2023-08-09
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 42,338,434 Common Shares, $.50 par value, outstanding as of August 4, 2023. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 1, 2023

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	9
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	9
	D	—	Business Combinations	11
	E	—	Marketable Securities	12
	F	—	Identified Intangible Assets and Goodwill, Net	13
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	14
	H	—	Leases	17
	I	—	Stock-Based Compensation	19
	J	—	Income Taxes	21
	K	—	Accumulated Other Comprehensive Income (Loss)	22
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	24
	M	—	Operations by Business Segment	25
	N	—	Revenue Recognition	27
	O	—	Fair Value Measurements and Financial Instruments	29
	P	—	Commitments and Contingencies	32
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			37
	Results of Operations			38
	Liquidity and Capital Resources			42
	Cash Flow Summary			43
	Contractual Obligations Summary and Commercial Commitments			44
	Capital Resources			44
	Critical Accounting Policies and Estimates			44
	Note Regarding Forward-Looking Statements			45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			46

Item 4.	Controls and Procedures			46

Part II.	Other Information			47

Item 1.	Legal Proceedings			47

Item 1A.	Risk Factors			49

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities			50

Item 5.	Other Information			51

Item 6.	Exhibits			51

Exhibit Index				51

Signatures				53

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash	$17,584	$18,526
Accounts receivable, net	358,596	321,810
Operating supplies	15,293	17,976
Other current assets	92,368	83,952
Total current assets	483,841	442,264
Property and equipment, net	292,204	268,539
Right-of-use assets - operating leases	111,378	104,612
Marketable securities and other investments	28,982	28,909
Other assets	18,997	22,841
Intangible assets, net	21,357	18,949
Goodwill	81,801	70,107
Total assets	$1,038,560	$956,221
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$48,154	$50,171
Accrued expenses	75,548	77,454
Current portion of long-term debt and finance lease liabilities	12,313	26,872
Other current liabilities	95,774	90,873
Total current liabilities	231,789	245,370
Long-term debt	290,195	230,768
Lease liabilities - finance leases	10,371	9,481
Lease liabilities - operating leases	73,634	68,878
Self-insurance accruals	86,265	77,926
Other noncurrent liabilities	20,407	24,020
Total liabilities	712,661	656,443
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 8,678 and 9,188 shares at redemption value as of July 1, 2023 and December 31, 2022	180,492	169,978
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,150 and 76,640 shares issued and outstanding before deducting treasury shares and which excludes 8,678 and 9,188 shares subject to redemption as of July 1, 2023 and December 31, 2022	39,083	38,550
Additional paid-in capital	182,039	162,828
Common shares subscribed, unissued	23,493	23,864
Retained earnings	310,348	293,993
Accumulated other comprehensive loss	(5,133)	(5,588)
	549,830	513,647
Less: Cost of common shares held in treasury; 43,495 shares at July 1, 2023 and 43,110 shares at December 31, 2022	385,081	363,502
Common shares subscription receivable	19,342	20,345
Total common shareholders' equity	145,407	129,800
Total liabilities and shareholders' equity	$1,038,560	$956,221

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues	$445,206	$401,959	$816,540	$744,603

Costs and expenses:
Operating	274,421	251,554	523,490	485,761
Selling	76,275	68,155	144,498	128,951
General and administrative	32,449	30,055	63,886	59,050
Depreciation and amortization	14,550	13,515	28,544	27,302
Gain on sale of assets, net	(1,940)	(2,052)	(4,836)	(2,950)
Total costs and expenses	395,755	361,227	755,582	698,114

Income from operations	49,451	40,732	60,958	46,489

Other income (expense):
Interest expense	(4,966)	(1,703)	(8,837)	(3,148)
Interest income	428	159	827	186
Other, net	(824)	(2,533)	(1,475)	(4,870)

Income before income taxes	44,089	36,655	51,473	38,657

Income taxes	12,046	9,870	13,434	10,090

Net income	$32,043	$26,785	$38,039	$28,567

Net income per share:
Basic	$.75	$.61	$.88	$.64
Diluted	$.72	$.58	$.84	$.61

Weighted-average shares outstanding:
Basic	42,594	44,052	43,156	44,333
Diluted	44,762	46,464	45,263	46,650

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$32,043	$26,785	$38,039	$28,567
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	565	(1,001)	596	(521)
Unrealized loss on available-for-sale securities	(82)	(181)	(141)	(181)
Amortization of defined benefit pension items:
Net actuarial loss	—	18	—	37
Prior service cost	—	4	—	9
Defined benefit pension plan adjustments	—	22	—	46

Other comprehensive income, (loss) net of tax	483	(1,160)	455	(656)

Comprehensive income	$32,526	$25,625	$38,494	$27,911

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at April 1, 2023	$38,396	$162,170	$23,864	$299,119	$(5,616)	$(369,721)	$(19,974)	$128,238
Net income	—	—	—	32,043	—	—	—	32,043
Change in 401KSOP and ESOP related shares	687	11,504	—	(19,959)	—	—	—	(7,768)
Shares sold to employees	—	7,589	—	—	—	9,944	—	17,533
Options exercised	—	(445)	—	—	—	2,522	—	2,077
Subscription shares	—	442	(371)	—	—	383	632	1,086
Stock-based compensation	—	779	—	—	—	—	—	779
Dividends, $.020 per share	—	—	—	(855)	—	—	—	(855)
Other comprehensive income	—	—	—	—	483	—	—	483
Shares purchased	—	—	—	—	—	(28,209)	—	(28,209)
Balances at July 1, 2023	$39,083	$182,039	$23,493	$310,348	$(5,133)	$(385,081)	$(19,342)	$145,407

Balances at January 1, 2023	$38,550	$162,828	$23,864	$293,993	$(5,588)	$(363,502)	$(20,345)	$129,800
Net income	—	—	—	38,039	—	—	—	38,039
Change in 401KSOP and ESOP related shares	533	8,911	—	(19,952)	—	—	—	(10,508)
Shares sold to employees	—	9,205	—	—	—	11,356	—	20,561
Options exercised	—	(1,650)	—	—	—	3,310	—	1,660
Subscription shares	—	442	(371)	—	—	383	1,003	1,457
Stock-based compensation	—	2,303	—	—	—	—	—	2,303
Dividends, $.040 per share	—	—	—	(1,732)	—	—	—	(1,732)
Other comprehensive income	—	—	—	—	455	—	—	455
Shares purchased	—	—	—	—	—	(36,628)	—	(36,628)
Balances at July 1, 2023	$39,083	$182,039	$23,493	$310,348	$(5,133)	$(385,081)	$(19,342)	$145,407

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Total Common Shareholders' Equity
Balances at April 2, 2022	$38,068	$135,315	$—	$240,929	$(3,669)	$(310,519)	$100,124
Net income	—	—	—	26,785	—	—	26,785
Change in 401KSOP and ESOP related shares	577	9,860	—	—	—	—	10,437
Shares sold to employees	—	5,491	—	—	—	4,806	10,297
Options exercised	—	(472)	—	—	—	2,072	1,600
Subscription shares	—	—	533	—	—	—	533
Stock-based compensation	—	1,558	—	—	—	—	1,558
Dividends, $.020 per share	—	—	—	(969)	—	—	(969)
Other comprehensive loss	—	—	—	—	(1,160)	—	(1,160)
Shares purchased	—	—	—	—	—	(29,970)	(29,970)
Balances at July 2, 2022	$38,645	$151,752	$533	$266,745	$(4,829)	$(333,611)	$119,235

Balances at January 1, 2022	$38,379	$135,897	$—	$239,979	$(4,173)	$(306,242)	$103,840
Net income	—	—	—	28,567	—	—	28,567
Change in 401KSOP and ESOP related shares	266	6,055	—	(50)	—	—	6,271
Shares sold to employees	—	8,360	—	—	—	7,000	15,360
Options exercised	—	(1,157)	—	—	—	2,605	1,448
Subscription shares	—	—	533	—	—	—	533
Stock-based compensation	—	2,597	—	—	—	—	2,597
Dividends, $.038 per share	—	—	—	(1,751)	—	—	(1,751)
Other comprehensive income	—	—	—	—	(656)	—	(656)
Shares purchased	—	—	—	—	—	(36,974)	(36,974)
Balances at July 2, 2022	$38,645	$151,752	$533	$266,745	$(4,829)	$(333,611)	$119,235

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 1, 2023	July 2, 2022
Operating activities
Net income	$38,039	$28,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,544	27,302
Other	(2,691)	363
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(36,024)	(41,882)
Accounts payable and accrued expenses	(5,719)	2,654
Self-insurance accruals	5,972	8,969
Prepaid expenses	14,673	14,633
Mitigation bank credit inventory	(17,107)	—
Other, net	7,040	1,681
	(5,312)	13,720
Net cash provided by operating activities	32,727	42,287
Investing activities
Capital expenditures:
Equipment	(35,198)	(40,510)
Land and buildings	(6,953)	(9,336)
Purchases of businesses, net of cash acquired and debt incurred	(16,780)	(3,366)
Proceeds from sales of property and equipment	6,423	3,378
Purchases of marketable securities	(23,145)	(22,894)
Proceeds from sale of marketable securities	18,449	1,274
Net cash used in investing activities	(57,204)	(71,454)
Financing activities
Revolving credit facility borrowings	386,106	331,941
Revolving credit facility payments	(329,236)	(273,096)
Purchase of common shares for treasury	(36,628)	(36,974)
Sale of common shares from treasury	23,683	17,341
Dividends paid	(1,732)	(1,751)
Proceeds from notes payable	13,825	24,803
Payments of notes payable	(30,487)	(40,442)
Payments of finance leases	(2,049)	(1,639)
Net cash provided by financing activities	23,482	20,183
Effect of exchange rate changes on cash	53	(14)
Decrease in cash	(942)	(8,998)
Cash, beginning of period	18,526	19,460
Cash, end of period	$17,584	$10,462
Supplemental cash flow information follows:
Interest paid	$8,596	$3,074
Income taxes paid	12,058	5,419

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
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
Our mitigation banking business creates and sells wetland, stream and other environmental credits and provides services to those engaged in permittee-responsible mitigation and environmental restoration. We record mitigation bank credit inventory at the lower of cost or net realizable value. Inventory costs are based on estimated total costs for each mitigation bank, which could change as we perform mitigation banking activities.
Our business continues to be impacted by a number of macro-economic factors, including higher fuel costs, rising interest rates and a highly competitive labor market, which have created an inflationary environment and cost pressures.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended July 1, 2023 is referred to as the second quarter of 2023, and the fiscal quarter ended July 2, 2022 is referred to as the second quarter of 2022.
Recent Accounting Guidance
Accounting Standards Adopted in 2023
Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848)--In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and six months ended July 1, 2023 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	July 1, 2023	December 31, 2022
Accounts receivable	$267,014	$242,427
Unbilled receivables(1)	94,693	82,605
	361,707	325,032
Less allowances for credit losses	3,111	3,222
Accounts receivable, net	$358,596	$321,810
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	July 1, 2023	December 31, 2022
Refundable income taxes	$496	$14
Prepaid expenses	17,579	32,080
Mitigation bank credit inventory	25,691	6,351
Assets invested for self-insurance	29,858	24,828
Payroll taxes refundable	18,283	18,283
Other	461	2,396
Total	$92,368	$83,952

Property and equipment, net	July 1, 2023	December 31, 2022
Land and land improvements	$28,640	$26,023
Buildings and leasehold improvements	85,856	80,768
Equipment	676,312	663,207
	790,808	769,998
Less accumulated depreciation	498,604	501,459
Total	$292,204	$268,539

Other assets, noncurrent	July 1, 2023	December 31, 2022
Investment--cost-method affiliate	$973	$1,258
Deferred income taxes	5,031	6,828
Cloud computing arrangements	1,141	2,652
Insurance receivable	7,500	7,500
Other	4,352	4,603
Total	$18,997	$22,841

Accrued expenses	July 1, 2023	December 31, 2022
Employee compensation	$29,078	$35,536
Accrued compensated absences	14,276	13,034
Self-insured medical claims	3,101	2,806
Income tax payable	8,348	6,573
Customer advances, deposits	4,312	7,736
Taxes, other than income	9,194	5,764
Other	7,239	6,005
Total	$75,548	$77,454

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)

Other current liabilities	July 1, 2023	December 31, 2022
Notes payable	$1,505	$—
Mitigation bank liabilities	3,317	—
Current portion of:
Lease liability-operating leases	37,095	34,652
Self-insurance accruals	53,857	56,221
Total	$95,774	$90,873

Other noncurrent liabilities	July 1, 2023	December 31, 2022
Non-qualified retirement plans	$6,293	$8,336
Litigation accrual	7,500	7,500
Other	6,614	8,184
Total	$20,407	$24,020
D.    Business Combinations
Our cash investments in businesses during the first six months of 2023 were $17,128 and we issued debt, in the form of notes payable to the sellers, of $5,307 which have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2022, our cash investments in businesses was $23,192 and debt issued, in the form of notes payable to the sellers, was $7,445.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Six Months Ended July 1, 2023	Year Ended December 31, 2022
Detail of acquisitions:
Assets acquired:
Cash	$348	$1,365
Receivables	359	10,794
Mitigation bank credit inventory	—	6,351
Operating supplies	1,533	48
Prepaid expense	135	126
Equipment	4,729	2,309
Deposits and other	2,489	412
Intangible assets	5,859	10,569
Goodwill	12,778	14,255
Liabilities assumed	(5,795)	(15,592)
Debt issued for purchases of businesses	(5,307)	(7,445)
Cash paid	$17,128	$23,192

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the three and six months ended July 1, 2023 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the six months ended July 1, 2023, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at July 1, 2023 and December 31, 2022 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
July 1, 2023
Fixed maturity:
United States Government and agency securities	$38,325	$345	$(273)	$38,397
Corporate notes and bonds	577	—	(46)	531
Total available-for-sale debt securities	$38,902	$345	$(319)	$38,928

December 31, 2022
Fixed maturity:
United States Government and agency securities	$25,485	$84	$(315)	$25,254
Corporate notes and bonds	315	—	(51)	264
Total available-for-sale debt securities	$25,800	$84	$(366)	$25,518
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $38,928 and $25,518 at July 1, 2023 and December 31, 2022, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held approximately $10,554 and $18,110 in marketable equity securities as of July 1, 2023 and December 31, 2022, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
The net carrying values of available-for-sale debt securities at July 1, 2023 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$26,325	$26,608
One year through five years	10,374	10,263
Six years through ten years	568	532
After ten years	1,635	1,525
Total	$38,902	$38,928
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	July 1, 2023		December 31, 2022
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$40,639	$27,669	$36,745	$26,243
Employment-related	12,804	9,441	12,242	8,931
Tradenames	12,630	7,606	12,219	7,083
Amortized intangible assets	66,073	$44,716	61,206	$42,257
Less accumulated amortization	44,716		42,257
Identified intangible assets, net	$21,357		$18,949

Goodwill	$81,801		$70,107

Adjustments related to the carrying values are related to measurement period adjustments for acquisitions made in 2022 for which purchase accounting is not finalized.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the six months ended July 1, 2023 and the year ended December 31, 2022 were as follows:

	Balance at January 1, 2023	Acquisitions	Translation and Other Adjustments	Balance at July 1, 2023
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	65,166	12,778	(1,084)	76,860
Total	$70,107	$12,778	$(1,084)	$81,801

	Balance at January 1, 2022	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2022
Utility	$4,911	$30	$—	$4,941
Residential and Commercial	51,069	14,225	(128)	65,166
Total	$55,980	$14,255	$(128)	$70,107

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of July 1, 2023, was as follows:

Estimated Future Amortization Expense
Remaining six months of 2023	$2,469
2024	4,902
2025	4,119
2026	3,277
2027	2,769
2028	1,912
Thereafter	1,909
$21,357
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,132. At July 1, 2023, we had $7,248 available under the lines of credit with borrowings outstanding of $1,505 and $2,380 committed through issued letters of credit. Borrowings outstanding generally bear interest at the banks' prime rate or LIBOR plus a margin adjustment of .75% to 1.50%.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
Our long-term debt consisted of the following:

	July 1, 2023	December 31, 2022
Revolving credit facility:
Swing-line borrowings	$22,303	$25,433
SOFR borrowings	185,000	125,000
	207,303	150,433
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	75,000
Term loans	16,815	29,680
	299,118	255,113
Less debt issuance costs	442	519
Less current portion	8,481	23,826
	$290,195	$230,768
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of July 1, 2023, we had unused commitments under the facility approximating $115,073, with $209,927 committed, consisting of borrowings of $207,303 and issued letters of credit of $2,624.
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
July 1, 2023
(Amounts in thousands, except share data)
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at July 1, 2023 were as follows: 2023--$5,810; 2024--$20,091; 2025--$19,198; 2026--$224,019; 2027--$15,000; and 2028--$15,000.
Accounts Receivable Securitization Facility--In June 2023, the Company amended its Accounts Receivable Securitization Facility (the “AR Securitization program”) to extend the scheduled termination date for an additional one-year period, to July 21, 2024. In addition to extending the termination date for another year, the amendment allows the borrower, a wholly-owned subsidiary of the Company, under certain circumstances, to increase the limit of its AR Securitization facility to $150,000.
The AR Securitization program has a limit of $100,000, of which $89,689 was issued for LCs as of July 1, 2023 and December 31, 2022.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of July 1, 2023--to the bank in exchange for the bank issuing LCs.
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
July 1, 2023
(Amounts in thousands, except share data)
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
Total Commitments Related to Issued Letters of Credit--As of July 1, 2023, total commitments related to issued LCs were $94,693, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,380 were issued under short-term lines of credit. As of December 31, 2022, total commitments related to issued LCs were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit.
As of July 1, 2023, we were in compliance with all debt covenants.
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

	Condensed Consolidated Balance Sheet Classification	July 1, 2023	December 31, 2022
Assets
Operating lease assets	Right-of-use assets - operating leases	$111,378	$104,612
Finance lease assets	Property and equipment, net	14,831	12,948
Total lease assets		$126,209	$117,560
Liabilities
Current operating lease liabilities	Other current liabilities	$37,095	$34,652
Non-current operating lease liabilities	Lease liabilities - operating leases	73,634	68,878
Total operating lease liabilities		110,729	103,530
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	3,832	3,046
Non-current finance lease liabilities	Lease liabilities - finance leases	10,371	9,481
Total finance lease liabilities		14,203	12,527
Total lease liabilities		$124,932	$116,057

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Six Months Ended
	Condensed Consolidated Statements of Operations Classification	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Operating lease cost	Operating expense	$7,868	$6,427	$15,614	$12,446
Operating lease cost	Selling expense	3,294	2,821	6,407	5,566
Operating lease cost	General and administrative expense	375	290	665	579
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	987	715	1,842	1,445
Interest expense on lease liabilities	Interest expense	111	62	201	122
Other lease cost (1)	Operating expense	1,376	1,153	2,824	2,342
Other lease cost (1)	Selling expense	495	407	982	824
Other lease cost (1)	General and administrative expense	48	23	74	32
Total lease cost		$14,554	$11,898	$28,609	$23,356
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms as of July 1, 2023 was 3.6 years for operating leases and 4.2 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of July 1, 2023 was 3.85% for operating leases and 3.43% for finance leases.

Supplemental Cash Flow Information Related to Leases	Six Months Ended
	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(22,147)	$(18,957)
Operating cash flows from finance leases	(201)	(122)
Financing cash flows from finance leases	(2,049)	(1,639)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	27,642	27,537
Finance leases	3,725	1,634

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)

Maturity Analysis of Lease Liabilities	As of July 1, 2023
	Operating Leases	Finance Leases
Remaining six months of 2023	$21,373	$1,941
2024	37,048	4,203
2025	28,074	3,566
2026	16,579	2,738
2027	9,830	1,521
2028	3,141	803
Thereafter	2,563	447
Total lease payments	118,608	15,219
Less interest	7,879	1,016
Total	$110,729	$14,203
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Compensation expense, all share-based payment plans	$1,715	$2,316	$3,405	$3,586
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
of total shares purchased under the plan resulted in compensation cost of $881 being recognized for the six months ended July 1, 2023 and $914 for the six months ended July 2, 2022.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $130 for the six months ended July 1, 2023 and $219 for the six months ended July 2, 2022. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
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
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. During 2022, all remaining SSARs awards vested. There was no compensation expense for SSARs for the six months ended July 1, 2023 and $44 for the six months ended July 2, 2022.
Restricted Stock Units--During the six months ended July 1, 2023, the Compensation Committee awarded 224,540 PRSUs to certain management employees and 14,378 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of July 1, 2023.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2023	766,267	$14.95
Granted	238,918	18.29
Forfeited	—	—
Vested	(71,342)	12.18
Unvested, July 1, 2023	933,843	$16.02	1.8 years	$6,538	$17,276
Employee PRSUs	885,572	$15.97	1.8 years	$6,222	$16,383
Nonemployee Director RSUs	48,271	$16.79	1.8 years	$316	$893

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $2,394 for the six months ended July 1, 2023 and $2,409 for the six months ended July 2, 2022.
We estimated the fair value of each stock-based award on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Six Months Ended
	July 1, 2023	July 2, 2022
Volatility rate	9.6%	9.7%
Risk-free interest rate	4.1%	1.7%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 1, 2023.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2023	2,072,949	$8.59
Granted	—	—
Exercised	(203,253)	6.68
Forfeited	(120,800)	5.80
Outstanding, July 1, 2023	1,748,896	$9.01	3.9 years	$16,597

Exercisable, July 1, 2023	1,548,520	$8.67	3.5 years	$15,222

As of July 1, 2023, there was approximately $242 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 0.9 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the six months ended July 1, 2023 was 27.6%. Our actual effective tax rate was 27.3% and 26.9% for the three months ended July 1, 2023 and July 2, 2022,

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
respectively. Our actual effective tax rate was 26.1% for both the six months ended July 1, 2023 and July 2, 2022. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first six months compared to the impact it will have on the rate for the full year.
As of July 1, 2023, we had unrecognized tax benefits of $699, of which $371 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $56. At December 31, 2022, we had unrecognized tax benefits of $638, of which $311 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $53. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2018. As of July 1, 2023, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and six months ended July 1, 2023 and July 2, 2022:

Three Months Ended July 1, 2023	Foreign Currency	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2023	$(5,480)	$(258)	$122	$(5,616)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$565	$—	$—	$565
Unrealized losses	—	(110)	—	(110)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	—	7
Tax effect	—	21	—	21
Net of tax amount	565	(82)	—	483
Balance at July 1, 2023	$(4,915)	$(340)	$122	$(5,133)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)

Three Months Ended July 2, 2022	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 2, 2022	$(3,174)	$—	$(495)	$(3,669)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(1,001)	$—	$—	$(1,001)
Unrealized losses	—	(237)	—	(237)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	31	39
Tax effect	—	48	(9)	39
Net of tax amount	(1,001)	(181)	22	(1,160)
Balance at July 2, 2022	$(4,175)	$(181)	$(473)	$(4,829)

Six Months Ended July 1, 2023	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(5,511)	$(199)	$122	$(5,588)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$596	$—	$—	$596
Unrealized losses	—	(159)	—	(159)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(19)	—	(19)
Tax effect	—	37	—	37
Net of tax amount	596	(141)	—	455
Balance at July 1, 2023	$(4,915)	$(340)	$122	$(5,133)

Six Months Ended July 2, 2022	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(3,654)	$—	$(519)	$(4,173)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(521)	$—	$—	$(521)
Unrealized losses	—	(237)	—	(237)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	62	70
Tax effect	—	48	(16)	32
Net of tax amount	(521)	(181)	46	(656)
Balance at July 2, 2022	$(4,175)	$(181)	$(473)	$(4,829)
There was no change in defined benefit pension plans for the three and six months ended July 1, 2023 and $62 for the three and six months ended July 2, 2022, which was included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
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

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income available to common shareholders:
Net income	$32,043	$26,785	$38,039	$28,567

Weighted-average shares (in thousands):
Basic:
Outstanding	42,270	44,052	42,507	44,333
Partially-paid share subscriptions	324	—	649	—
Basic weighted-average shares	42,594	44,052	43,156	44,333

Diluted:
Basic from above	42,594	44,052	43,156	44,333
Incremental shares from assumed:
Exercise of stock subscription purchase rights	5	—	5	—
Exercise of stock options and awards	2,163	2,412	2,102	2,317
Diluted weighted-average shares	44,762	46,464	45,263	46,650

Net income per share:
Basic	$.75	$.61	$.88	$.64

Diluted	$.72	$.58	$.84	$.61
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended July 1, 2023 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2023	33,529,474	9,188,010	42,717,484
Shares purchased	(1,110,421)	(869,689)	(1,980,110)
Shares sold	721,872	359,178	1,081,050
Stock subscription offering -- cash purchases	3,518	—	3,518
Options and awards exercised	510,305	—	510,305
Shares outstanding at July 1, 2023	33,654,748	8,677,499	42,332,247

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
On July 1, 2023, we had 42,332,247 common and redeemable shares outstanding, employee options exercisable to purchase 1,548,520 common shares, partially-paid subscriptions for 1,297,850 common shares and purchase rights outstanding for 479,645 common shares.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
All other operating activities, including research, technzaical support and laboratory diagnostic facilities, are included in “All Other.”
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2022 Annual Report.
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended July 1, 2023
Revenues	$228,324	$215,981	$901	$—		$445,206
Income (loss) from operations	17,507	37,171	(3,227)	(2,000)	(a)	49,451
Interest expense				(4,966)		(4,966)
Interest income				428		428
Other income (expense), net				(824)		(824)
Income before income taxes						$44,089
Segment assets, total	$379,737	$356,964	$—	$301,859	(b)	$1,038,560

Three Months Ended July 2, 2022
Revenues	$215,428	$186,427	$104	$—		$401,959
Income (loss) from operations	19,747	28,467	(5,109)	(2,373)	(a)	40,732
Interest expense				(1,703)		(1,703)
Interest income				159		159
Other income (expense), net				(2,533)		(2,533)
Income before income taxes						$36,655
Segment assets, total	$320,714	$297,648	$—	$228,519	(b)	$846,881

Six Months Ended July 1, 2023
Revenues	$452,900	$362,189	$1,451	$—		$816,540
Income (loss) from operations	33,541	36,914	(7,251)	(2,246)	(a)	60,958
Interest expense				(8,837)		(8,837)
Interest income				827		827
Other income (expense), net				(1,475)		(1,475)
Income before income taxes						$51,473
Segment assets, total	$379,737	$356,964	$—	$301,859	(b)	$1,038,560

Six Months Ended July 2, 2022
Revenues	$420,595	$323,358	$650	$—		$744,603
Income (loss) from operations	32,470	29,555	(10,819)	(4,717)	(a)	46,489
Interest expense				(3,148)		(3,148)
Interest income				186		186
Other income (expense), net				(4,870)		(4,870)
Income before income taxes						$38,657
Segment assets, total	$320,714	$297,648	$—	$228,519	(b)	$846,881

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and six months ended July 1, 2023 and July 2, 2022 by major sources:

Three Months Ended July 1, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$135,987	$113,989	$(5)	$249,971
Grounds maintenance	—	59,826	—	59,826
Storm damage services	2,175	3,185	—	5,360
Consulting and other	90,162	38,981	906	130,049
Total revenues	$228,324	$215,981	$901	$445,206

Geography:
United States	$215,156	$202,756	$901	$418,813
Canada	13,168	13,225	—	26,393
Total revenues	$228,324	$215,981	$901	$445,206

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)

Three Months Ended July 2, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$145,720	$107,463	$(85)	$253,098
Grounds maintenance	—	50,463	—	50,463
Storm damage services	1,498	2,049	—	3,547
Consulting and other	68,210	26,452	189	94,851
Total revenues	$215,428	$186,427	$104	$401,959

Geography:
United States	$204,964	$172,398	$104	$377,466
Canada	10,464	14,029	—	24,493
Total revenues	$215,428	$186,427	$104	$401,959

Six Months Ended July 1, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$278,577	$195,813	$(142)	$474,248
Grounds maintenance	—	87,849	—	87,849
Storm damage services	6,148	8,206	—	14,354
Consulting and other	168,175	70,321	1,593	240,089
Total revenues	$452,900	$362,189	$1,451	$816,540

Geography:
United States	$428,975	$340,496	$1,451	$770,922
Canada	23,925	21,693	—	45,618
Total revenues	$452,900	$362,189	$1,451	$816,540

Six Months Ended July 2, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$282,679	$189,098	$(127)	$471,650
Grounds maintenance	—	82,059	—	82,059
Storm damage services	3,132	3,598	—	6,730
Consulting and other	134,784	48,603	777	184,164
Total revenues	$420,595	$323,358	$650	$744,603

Geography:
United States	$401,407	$300,637	$650	$702,694
Canada	19,188	22,721	—	41,909
Total revenues	$420,595	$323,358	$650	$744,603

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $417 and $1,697 of revenue for the three and six months ended July 1, 2023, that was included in the contract liability balance at December 31, 2022 and $310 and $1,059 of revenue for the three and six months ended July 2, 2022, that was included in the contract liability balance at December 31, 2021. Net contract liabilities consisted of the following:

	July 1, 2023	December 31, 2022
Contract liabilities - current	$3,471	$3,723
Contract liabilities - noncurrent	3,563	4,145
Net contract liabilities	$7,034	$7,868
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at July 1, 2023 were as follows:

		Fair Value Measurements at July 1, 2023 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at July 1, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$3,250	$3,250	$—	$—
Certificates of deposits, noncurrent	6,109	6,109	—	—

Available-for-sale debt securities:
United States Government and agency securities	38,396	38,396	—	—
Corporate notes and bonds	532	532	—	—
Total available-for-sale debt securities	38,928	38,928	—	—

Marketable equity securities:
Mutual funds	5,666	5,666	—	—
Corporate stocks	3,501	3,501	—	—
Exchange traded funds	1,387	1,387	—	—
Total marketable equity securities	10,554	10,554	—	—

Liabilities:
Deferred compensation	$2,394	$—	$—	$2,394

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
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
The assets invested for self-insurance are certificates of deposit, stocks, bonds, mutual funds and exchange traded funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of the deferred compensation--classified as Level 3--is based on the value of the Company's common shares.
The Company's common shares are not listed or traded on an established public trading market and market prices are, therefore, not available. Semiannually, for purposes of the Davey 401KSOP and ESOP, the fair market value of the common shares is determined by an independent stock valuation firm. The semiannual valuations utilize two approaches in determining the fair value of the common shares, a market approach and an income approach. Each approach utilizes Company performance and financial condition, using a peer group of comparable companies selected by the firm as well as significant unobservable inputs such as projected earnings and cash flow, EBITDA and cost of capital. The results of each valuation approach are utilized in a weighted average calculation to arrive at the fair market value.
The peer group at July 1, 2023 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
Management has evaluated the classification of the common shares and determined that due to significant unobservable inputs used in the independent stock valuation, the shares are more appropriately categorized as Level 3 investments.
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

	July 1, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$38,928	$38,928	$25,518	$25,518
Marketable equity securities	10,554	10,554	18,110	18,110

Liabilities:
Revolving credit facility, noncurrent	$207,303	$207,303	$150,433	$150,433
Senior unsecured notes, noncurrent	75,000	75,546	75,000	74,968
Term loans, noncurrent	8,334	8,260	5,854	5,610
Total	$290,637	$291,109	$231,287	$231,011
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
July 1, 2023
(Amounts in thousands, except share data)
that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
Georgia wrongful death suit
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
Since the individual defendants' criminal matters are now resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. The Company filed a motion for summary judgment and plaintiffs have responded, and the motion remains pending before the State Court. The State Court has not yet set a trial date.
The stay in the Federal Court case was lifted on April 4, 2023. The case will now proceed to the early stages of litigation. The Company filed a request for a motion to dismiss the alleged civil RICO claims by plaintiffs and further filed a motion to stay the case until the motion to dismiss was decided. The Federal Court granted the Company’s motion to stay, with two limited exceptions for ongoing discovery. The Federal Court has not yet set a trial date.
Previously, on December 17, 2018, the United States Attorney's Office for the Southern District of Georgia (“United States Attorney”) informed the Company and Wolf Tree that they are also under investigation for potential civil or other violations of immigration and other

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 1, 2023
(Amounts in thousands, except share data)
laws relating to the subject matters of the criminal investigation referenced above. The Company and Wolf Tree fully cooperated with the investigation.
On July 12, 2023, the Company and Wolf Tree entered into a non-prosecution and settlement agreement (the “settlement agreement”) with the United States Attorney’s Office for the Southern District of Georgia and the United States Department of Homeland Security (“DHS”), resolving the investigation for potential violations of immigration and other laws by the Company and Wolf Tree.
The United States Attorney recognized that, since August 2017, both the Company and Wolf Tree have fully cooperated with the criminal and civil investigation and, in entering into the settlement agreement, the United States Attorney took into consideration the Company’s and Wolf Tree’s implementation of a significant compliance program.
The Company and Wolf Tree agreed to pay $3,984 as part of the settlement agreement, including civil penalties, forfeiture and restitution, an amount the Company and Wolf Tree had previously reserved. The United States Attorney agreed that it will not bring any criminal charges against the Company or Wolf Tree concerning the subject matter of the investigation and released the Company and Wolf Tree from civil liability concerning certain immigration code provisions. The DHS also agreed to release the Company and Wolf Tree from administrative liability relating to the subject matter of the investigation, all of which are subject to standard reservations of rights and certain reserved claims. The settlement agreement closes the investigation by the United States Attorney and DHS. The settlement is not an admission of liability by the Company or Wolf Tree.
The civil cases in the State Court of Chatham County in Georgia and the United States District Court for the Southern District of Georgia, Savannah Division relating to the same subject matter, remain pending. In both civil cases, the Company and Wolf Tree have denied all liability and are vigorously defending against the actions. The Company also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also are vigorously defending the actions.
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
July 1, 2023
(Amounts in thousands, except share data)
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
In November 2022, Davey Tree filed a cross-complaint against the Plaintiffs’ Trust and PG&E related to the contractual obligations of limitation of liability and hold harmless. Since that time, Davey Tree has dismissed the cross-complaint against PG&E without prejudice. The Plaintiff’s Trust filed a demurrer which challenged Davey Tree’s claim that the hold harmless provisions in its contracts with PG&E are an obligation of the Plaintiffs’ Trust. In response to the demurrer, Davey Tree filed an amended cross-complaint against the Plaintiff’s Trust on April 13, 2023. The Plaintiffs’ Trust has since filed another demurrer seeking to dismiss the cross complaint by Davey Tree, and Davey Tree has filed a response. The Plaintiffs’ Trust filed a motion for summary adjudication which challenged the limitation of liability as set forth in the assigned contracts. The Court denied the motion for summary adjudication in an order entered April 12, 2023. The court had originally set a trial date for October 2, 2023 that will involve the claim of the Plaintiffs’ Trust as to the Atlas fire. On July 26, 2023, based on a joint request by the parties, the court vacated the October 2, 2023 Atlas trial date and reset the Atlas trial for February 26, 2024. The parties were instructed to meet and confer regarding pretrial deadlines and submit a proposed pretrial order by September 5, 2023. The hearing on the demurrer by PG&E’s Fire Victim Trust to the cross-complaint filed by Davey was scheduled for September 15, 2023. The hearing on Davey’s motion to bifurcate the trial between liability and damages was scheduled for October 4, 2023. Separately, the Walker case remains set for trial on March 4, 2024 in Napa County Superior Court.
The Defendants have received evidence from the Plaintiffs' Trust and PG&E collected by those parties prior to and during the PG&E bankruptcy proceedings and Davey Tree's experts have performed inspections of the evidence. Davey Tree has sought further discovery as well from both the Plaintiff’s Trust and the individual plaintiffs. Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims.
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
July 1, 2023
(Amounts in thousands, except share data)
the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $3,010 and $1,833 as of July 1, 2023 and December 31, 2022, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $177,482 and $168,145 as of July 1, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $180,492 and $169,978 as of July 1, 2023 and December 31, 2022, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Recent Trends
Our business continues to be impacted by a number of macro-economic factors, in addition to the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs, increasing interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.
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

Index
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

	Three Months Ended			Six Months Ended
	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	61.5	62.5	(1.0)	64.1	65.3	(1.2)
Selling	17.1	17.0	.1	17.7	17.3	.4
General and administrative	7.3	7.5	(.2)	7.8	7.9	(.1)
Depreciation and amortization	3.2	3.3	(.1)	3.5	3.7	(.2)
Gain on sale of assets, net	(.3)	(.5)	.2	(.6)	(.4)	(.2)

Income from operations	11.1	10.1	1.0	7.5	6.2	1.3

Other income (expense):
Interest expense	(1.1)	(.4)	(.7)	(1.1)	(.4)	(.7)
Interest income	.1	—	.1	.1	—	.1
Other, net	(.2)	(.6)	.4	(.2)	(.6)	.4

Income before income taxes	9.9	9.1	.8	6.3	5.2	1.1

Income taxes	2.7	2.4	.3	1.6	1.4	.2

Net income	7.2%	6.7%	.5%	4.7%	3.8%	.9%

Index
Second Quarter—Three Months Ended July 1, 2023 Compared to Three Months Ended July 2, 2022
Our results of operations for the three months ended July 1, 2023 compared to the three months ended July 2, 2022 were as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022	Change	Percentage Change
Revenues	$445,206	$401,959	$43,247	10.8%

Costs and expenses:
Operating	274,421	251,554	22,867	9.1
Selling	76,275	68,155	8,120	11.9
General and administrative	32,449	30,055	2,394	8.0
Depreciation and amortization	14,550	13,515	1,035	7.7
Gain on sale of assets, net	(1,940)	(2,052)	112	(5.5)
	395,755	361,227	34,528	9.6

Income from operations	49,451	40,732	8,719	21.4
Other income (expense):
Interest expense	(4,966)	(1,703)	(3,263)	191.6
Interest income	428	159	269	169.2
Other, net	(824)	(2,533)	1,709	(67.5)
Income before income taxes	44,089	36,655	7,434	20.3

Income taxes	12,046	9,870	2,176	22.0

Net income	$32,043	$26,785	$5,258	19.6%
Revenues--Revenues of $445,206 increased $43,247 compared with $401,959 in the second quarter of 2022. Utility Services increased $12,896 or 6.0% compared with the second quarter of 2022. The increase was attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $29,554 or 15.9% from the second quarter of 2022. Increases were primarily in tree and plant care revenues, grounds maintenance revenue and consulting and other revenue.
Operating Expenses--Operating expenses of $274,421 increased $22,867 compared with the second quarter of 2022. Utility Services increased $11,780 or 7.5% compared with the second quarter of 2022 and, as a percentage of revenue, increased to 73.5% from 72.4%. The increase was attributable to additional expenses for labor and benefits expenses, materials expenses, crew meals and lodging expenses and subcontractor expense, which were partially offset by decreases in fuel expense and tools and parts expense. Residential and Commercial Services increased $12,027 or 12.7% compared with the second quarter of 2022 but, as a percentage of revenue, decreased to 49.3% from 50.7%. The increase was attributable to increases in labor and benefits expenses, subcontractor expense and materials expense which were partially offset by a decrease in fuel expense.
Fuel costs of $13,317 decreased $3,625, or 21.4%, from the $16,942 incurred in the second quarter of 2022 and impacted operating expenses within all segments. The $3,625 decrease included usage increases approximating $1,020 and price decreases approximating $4,645.

Index
Selling Expenses--Selling expenses of $76,275 increased $8,120 compared with the second quarter of 2022 and, as a percentage of revenue, increased to 17.1% from 17.0%. Utility Services increased $2,296 or 9.3% compared to the second quarter of 2022 and, as a percentage of revenue, increased to 11.9% from 11.5%. The increase was primarily attributable to increases in field management wages and incentive expense. Residential and Commercial Services increased $6,290 or 14.1% from the second quarter of 2022 but, as a percentage of revenue, decreased to 23.5% from 23.9%. The increase was primarily attributable to increases in field management and sales wage expenses and office rent.
General and Administrative Expenses--General and administrative expenses of $32,449 increased $2,394 from $30,055 in the second quarter of 2022. The increase was attributable to an increase in salary and benefits expense which was partially offset by a decrease in professional services expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $14,550 increased $1,035 from $13,515 incurred in the second quarter of 2022.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,940 for the second quarter of 2023 decreased $112 from the $2,052 gain in the second quarter of 2022. We sold a greater number of units of equipment at a lower average gain per unit in the second quarter of 2023 as compared with the second quarter of 2022.
Interest Expense--Interest expense of $4,966 increased $3,263 from the $1,703 incurred in the second quarter of 2022. The increase was attributable to higher average borrowing and higher interest rates during the second quarter of 2023, as compared with the second quarter of 2022.
Other, Net--Other expense, net, of $824 decreased $1,709 from the $2,533 of other expense incurred in the second quarter of 2022 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Taxes--Income taxes for the second quarter of 2023 were $12,046, as compared to $9,870 for the second quarter of 2022. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the second quarter of 2023 was 27.3% as compared with the second quarter of 2022 effective tax rate of 26.9%.
Net Income--Net income of $32,043 for the second quarter of 2023 was $5,258 more than the $26,785 net income for the second quarter of 2022.

Index
Six Months—Six Months Ended July 1, 2023 Compared to Six Months Ended July 2, 2022
Our results of operations for the six months ended July 1, 2023 compared to the six months ended July 2, 2022 were as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022	Change	Percentage Change
Revenues	$816,540	$744,603	$71,937	9.7%

Costs and expenses:
Operating	523,490	485,761	37,729	7.8
Selling	144,498	128,951	15,547	12.1
General and administrative	63,886	59,050	4,836	8.2
Depreciation and amortization	28,544	27,302	1,242	4.5
Gain on sale of assets, net	(4,836)	(2,950)	(1,886)	63.9
	755,582	698,114	57,468	8.2

Income from operations	60,958	46,489	14,469	31.1
Other income (expense):
Interest expense	(8,837)	(3,148)	(5,689)	180.7
Interest income	827	186	641	344.6
Other, net	(1,475)	(4,870)	3,395	(69.7)
Income before income taxes	51,473	38,657	12,816	33.2

Income taxes	13,434	10,090	3,344	33.1

Net income	$38,039	$28,567	$9,472	33.2%
Revenues--Revenues of $816,540 increased $71,937 compared with $744,603 in the first six months of 2022. Utility Services increased $32,305 or 7.7% compared with the first six months of 2022. The increase was primarily attributable to additional storm work arising from the rain and wind experienced on the west coast of the U.S., new accounts obtained, as well as increased work year-over-year on other accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $38,831 or 12.0% compared with the first six months of 2022. Increases were primarily in tree and plant care revenue, grounds maintenance, consulting and other revenue and storm damage revenue.
Operating Expenses--Operating expenses of $523,490 increased $37,729 compared with the first six months of 2022 but, as a percentage of revenue, decreased to 64.1% from 65.3%. Utility Services increased $23,342 or 7.5% compared with the first six months of 2022 but, as a percentage of revenue, decreased to 73.6% from 73.8%. The increase was attributable to increases in labor and benefits expense, subcontractor expense, materials expense, crew meals and lodging expenses which were partially offset by decreases in tools and parts expense and fuel expense. Residential and Commercial Services increased $16,861 or 9.7% compared with the first six months of 2022 but, as a percentage of revenue, decreased to 52.7% from 53.9%. The increase was primarily attributable to increases in labor and benefits expense, material expense, equipment expense and subcontractor expense which were partially offset by decreases in fuel expense and tools and parts expense.

Index
Fuel costs of $25,979 decreased $3,157, or 10.8%, from the $29,136 incurred in the first six months of 2022 and impacted operating expenses within all segments. The $3,157 decrease included usage increases approximating $1,040 and price decreases approximating $4,197.
Selling Expenses--Selling expenses of $144,498 increased $15,547 compared with the first six months of 2022 and, as a percentage of revenue, increased to 17.7% from 17.3%. Utility Services increased $5,571 or 11.4% compared to the first six months of 2022 and, as a percentage of revenue, increased to 12.0% from 11.6%. The increase was primarily attributable to increases in field management wages and field management travel expense. Residential and Commercial Services experienced an increase of $10,984 or 13.4% compared to the first six months of 2022 and, as a percentage of revenue, increased to 25.6% from 25.3%. The increase was primarily attributable to increases in field management wages, office rent, employee development expense and field management travel expense.
General and Administrative Expenses--General and administrative expenses of $63,886 increased $4,836 from $59,050 in the first six months of 2022. The increase was primarily attributable to increases in salary and incentive expense, rent expense and travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $28,544 increased $1,242 from $27,302 incurred in the first six months of 2022.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $4,836 for the first six months of 2023 increased $1,886 from the $2,950 gain in the first six months of 2022. We sold more units of equipment at a higher average gain per unit during the first six months of 2023 as compared with the first six months of 2022.
Interest Expense--Interest expense of $8,837 increased $5,689 from the $3,148 incurred in the first six months of 2022. The increase was attributable to higher average borrowing and increased interest rates during the first six months of 2023, as compared with the first six months of 2022.
Other, Net--Other expense, net, of $1,475 decreased $3,395 from the $4,870 expense incurred in the first six months of 2022 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Taxes--Income taxes for the first six months of 2023 were $13,434, as compared to $10,090 for the first six months of 2022. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first six months of 2023 was 26.1%. Our effective tax rate for the first six months of 2022 was 26.1%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items and state and local taxes.
Net Income--Net income of $38,039 for the first six months of 2023 was $9,472 more than the net income of $28,567 for the first six months of 2022.
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

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the six months ended July 1, 2023 and July 2, 2022 were as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash provided by (used in):
Operating activities	$32,727	$42,287
Investing activities	(57,204)	(71,454)
Financing activities	23,482	20,183
Effect of exchange rate changes on cash	53	(14)
Decrease in cash	$(942)	$(8,998)
Cash Provided By Operating Activities--Cash provided by operating activities was $32,727 for the first six months of 2023, a $9,560 decrease when compared to the first six months of 2022. The $9,560 decrease in operating cash flow was primarily attributable to the change of $8,373 related to accounts payable and accrued expenses and the change of $5,359 related to other operating assets and liabilities which was partially offset by the change of $5,858 related to accounts receivable.
Overall, accounts receivable increased $36,024 during the first six months of 2023, as compared to an increase of $41,882 during the first six months of 2022. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2023 increased by one day to 73 days, compared to 72 days at the end of the first six months of 2022. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Accounts payable and accrued expenses decreased $5,719 in the first six months of 2023, a change of $8,373 compared to the $2,654 increase in the first six months of 2022. The change was primarily related to the timing of estimated income tax payments, employer payroll taxes payable and customer deposits. Self-insurance accruals increased $5,972 in the first six months of 2023, which was $2,997 less than the increase of $8,969 experienced in the first six months of 2022. The increase was attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
Other operating assets and liabilities increased $7,040 in the first six months of 2023, a change of $5,359 compared to the $1,681 decrease in the first six months of 2022. The change was primarily attributable to increases in mitigation bank inventory and decreases in other liabilities.
Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2023 was $57,204, a $14,250 decrease when compared to the first six months of 2022. The decrease was primarily the result of a decrease in capital expenditures and increases in proceeds from the sale of marketable securities and property and equipment which was partially offset by an increase in expenditures for the purchases of businesses.
Cash Provided By Financing Activities--Cash provided by financing activities was $23,482 during the first six months of 2023, an increase of $3,299 as compared with the $20,183 provided during the first six months of 2022. During the first six months of 2023, our revolving credit facility, net provided $56,870 in cash as compared with $58,845 provided during the first six months of 2022. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable decreased $16,662 during the first six months of 2023, an increase of $1,023 when compared to the $15,639 decrease in the first six months of 2022. Treasury share transactions (purchases and sales) used $12,945 for the first six months of 2023, $6,688 less than the

Index
$19,633 used in the first six months of 2022. Dividends paid of $1,732 during the first six months of 2023 increased $19 as compared with $1,751 paid in the first six months of 2022.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $14,821 and $12,641 during the six months ended July 1, 2023 and July 2, 2022, respectively. Share repurchases, other than redeemable common shares, approximated $21,806 and $24,333 during the six months ended July 1, 2023 and July 2, 2022, respectively.
Contractual Obligations Summary and Commercial Commitments
As of July 1, 2023, total commitments related to issued letters of credit were $94,693, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,380 were issued under short-term lines of credit. As of December 31, 2022, total commitments related to issued letters of credit were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2023 through 2027. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At July 1, 2023, we had working capital of $252,052, short-term lines of credit approximating $7,248 and $115,073 available under our revolving credit facility.
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of rising inflation or interest rates, instability in the global banking system, the possibility of an economic recession, public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, and volatility arising from the effect of the Russia-Ukraine conflict; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the Russia-Ukraine conflict, supply chain shortages and disruptions, rising interest rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our

Index
access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Items 3 and 4 are not applicable.
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
Georgia wrongful death suit
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
Since the individual defendants' criminal matters are now resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. The Company filed a motion for summary judgment and plaintiffs have responded, and the motion remains pending before the State Court. The State Court has not yet set a trial date.
The stay in the Federal Court case was lifted on April 4, 2023. The case will now proceed to the early stages of litigation. The Company filed a request for a motion to dismiss the alleged civil RICO claims by plaintiffs and further filed a motion to stay the case until the motion to dismiss was decided. The Federal Court granted the Company’s motion to stay, with two limited exceptions for ongoing discovery. The Federal Court has not yet set a trial date.
Previously, on December 17, 2018, the United States Attorney's Office for the Southern District of Georgia (“United States Attorney”) informed the Company and Wolf Tree that they are also under investigation for potential civil or other violations of immigration and other laws relating to the subject matters of the criminal investigation referenced above. The Company and Wolf Tree fully cooperated with the investigation.
On July 12, 2023, the Company and Wolf Tree entered into a non-prosecution and settlement agreement (the “settlement agreement”) with the United States Attorney’s Office for the Southern District of Georgia and the United States Department of Homeland Security (“DHS”), resolving the investigation for potential violations of immigration and other laws by the Company and Wolf Tree.
The United States Attorney recognized that, since August 2017, both the Company and Wolf Tree have fully cooperated with the criminal and civil investigation and, in entering into the settlement agreement, the United States Attorney took into consideration the Company’s and Wolf Tree’s implementation of a significant compliance program.
The Company and Wolf Tree agreed to pay $3,984 as part of the settlement agreement, including civil penalties, forfeiture and restitution, an amount the Company and Wolf Tree had previously reserved. The United States Attorney agreed that it will not bring any criminal charges against the Company or Wolf Tree concerning the subject matter of the investigation and released the Company and Wolf Tree from civil liability concerning certain immigration code provisions. The DHS also agreed to release the Company and Wolf Tree from administrative liability relating to the subject matter of the investigation, all of which are subject to standard reservations of rights and certain reserved claims. The settlement agreement closes the investigation by the United States Attorney and DHS. The settlement is not an admission of liability by the Company or Wolf Tree.
The civil cases in the State Court of Chatham County in Georgia and the United States District Court for the Southern District of Georgia, Savannah Division relating to the same subject matter, remain pending. In both civil cases, the Company and Wolf Tree have denied all liability and are vigorously defending against the actions. The Company also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also are vigorously defending the actions.
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

Index
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
In November 2022, Davey Tree filed a cross-complaint against the Plaintiffs’ Trust and PG&E related to the contractual obligations of limitation of liability and hold harmless. Since that time, Davey Tree has dismissed the cross-complaint against PG&E without prejudice. The Plaintiff’s Trust filed a demurrer which challenged Davey Tree’s claim that the hold harmless provisions in its contracts with PG&E are an obligation of the Plaintiffs’ Trust. In response to the demurrer, Davey Tree filed an amended cross-complaint against the Plaintiff’s Trust on April 13, 2023. The Plaintiffs’ Trust has since filed another demurrer seeking to dismiss the cross complaint by Davey Tree, and Davey Tree has filed a response. The Plaintiffs’ Trust filed a motion for summary adjudication which challenged the limitation of liability as set forth in the assigned contracts. The Court denied the motion for summary adjudication in an order entered April 12, 2023. The court had originally set a trial date for October 2, 2023 that will involve the claim of the Plaintiffs’ Trust as to the Atlas fire. On July 26, 2023, based on a joint request by the parties, the court vacated the October 2, 2023 Atlas trial date and reset the Atlas trial for February 26, 2024. The parties were instructed to meet and confer regarding pretrial deadlines and submit a proposed pretrial order by September 5, 2023. The hearing on the demurrer by PG&E’s Fire Victim Trust to the cross-complaint filed by Davey was scheduled for September 15, 2023. The hearing on Davey’s motion to bifurcate the trial between liability and damages was scheduled for October 4, 2023. Separately, the Walker case remains set for trial on March 4, 2024 in Napa County Superior Court.
The Defendants have received evidence from the Plaintiffs' Trust and PG&E collected by those parties prior to and during the PG&E bankruptcy proceedings and Davey Tree's experts have performed inspections of the evidence. Davey Tree has sought further discovery as well from both the Plaintiff’s Trust and the individual plaintiffs. Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims.
Item 1A.Risk Factors.
Our 2022 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2022 Annual Report during the six months ended July 1, 2023.

Index
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2023
January 1 to January 28	35	$18.10	—	3,323,819
January 29 to February 25	10,122	18.10	—	3,323,819
February 26 to April 1	445,198	18.50	—	3,323,819
Total First Quarter	455,355	18.49	—

April 2 to April 29	650,351	18.50	—	3,323,819
April 30 to May 27	638,773	18.50	—	3,323,819
May 28 to July 1	235,631	18.50	116,147	3,207,672
Total Second Quarter	1,524,755	18.50	116,147

Total Year-to-Date	1,980,110	$18.50	116,147

(1) During the six months ended July 1, 2023, the Company purchased 1,863,963 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 3,207,672 remained available under the program, as of July 1, 2023. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended July 1, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 6.Exhibits.
See the Exhibit Index below.

Index
Exhibits

Exhibit No.	Description

10.1
Receivables Financing Agreement Amendment No. 11, dated June 29, 2023, among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023).*

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith
* Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	August 9, 2023	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	August 9, 2023	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)