Form 10-Q
period 2023-09-30
DAVEY TREE EXPERT CO
filed 2023-11-14
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 41,178,710 Common Shares, $.50 par value, outstanding as of November 10, 2023. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 30, 2023

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	9
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	9
	D	—	Business Combinations	11
	E	—	Marketable Securities	12
	F	—	Identified Intangible Assets and Goodwill, Net	13
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	14
	H	—	Leases	17
	I	—	Stock-Based Compensation	18
	J	—	Income Taxes	21
	K	—	Accumulated Other Comprehensive Income (Loss)	22
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	24
	M	—	Operations by Business Segment	25
	N	—	Revenue Recognition	27
	O	—	Fair Value Measurements and Financial Instruments	29
	P	—	Commitments and Contingencies	32
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			37
	Results of Operations			38
	Liquidity and Capital Resources			42
	Cash Flow Summary			43
	Contractual Obligations Summary and Commercial Commitments			44
	Capital Resources			44
	Critical Accounting Policies and Estimates			45
	Note Regarding Forward-Looking Statements			45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			46

Item 4.	Controls and Procedures			46

Part II.	Other Information			47

Item 1.	Legal Proceedings			47

Item 1A.	Risk Factors			50

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities			50

Item 5.	Other Information			51

Item 6.	Exhibits			52

Exhibit Index				52

Signatures				53

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$13,791	$18,526
Accounts receivable, net	366,989	321,810
Operating supplies	17,779	17,976
Other current assets	114,692	83,952
Total current assets	513,251	442,264
Property and equipment, net	295,543	268,539
Right-of-use assets - operating leases	108,149	104,612
Marketable securities and other investments	37,337	28,909
Other assets	210,909	22,841
Intangible assets, net	20,440	18,949
Goodwill	80,924	70,107
Total assets	$1,266,553	$956,221
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$50,226	$50,171
Accrued expenses	71,775	77,454
Current portion of long-term debt and finance lease liabilities	52,971	26,872
Other current liabilities	98,564	90,873
Total current liabilities	273,536	245,370
Long-term debt	274,267	230,768
Lease liabilities - finance leases	10,538	9,481
Lease liabilities - operating leases	69,748	68,878
Self-insurance accruals	85,421	77,926
Other noncurrent liabilities	213,018	24,020
Total liabilities	926,528	656,443
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 8,728 and 9,188 shares at redemption value as of September 30, 2023 and December 31, 2022	181,543	169,978
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,100 and 76,640 shares issued and outstanding before deducting treasury shares and which excludes 8,728 and 9,188 shares subject to redemption as of September 30, 2023 and December 31, 2022	38,993	38,550
Additional paid-in capital	184,813	162,828
Common shares subscribed, unissued	22,742	23,864
Retained earnings	329,971	293,993
Accumulated other comprehensive loss	(5,646)	(5,588)
	570,873	513,647
Less: Cost of common shares held in treasury; 43,896 shares at September 30, 2023 and 43,110 shares at December 31, 2022	395,497	363,502
Common shares subscription receivable	16,894	20,345
Total common shareholders' equity	158,482	129,800
Total liabilities and shareholders' equity	$1,266,553	$956,221

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues	$450,634	$398,945	$1,267,174	$1,143,548

Costs and expenses:
Operating	285,019	254,661	808,509	740,422
Selling	84,982	72,364	229,480	201,315
General and administrative	31,155	27,964	95,041	87,014
Depreciation and amortization	14,935	13,780	43,479	41,082
Gain on sale of assets, net	(1,694)	(2,837)	(6,530)	(5,787)
Total costs and expenses	414,397	365,932	1,169,979	1,064,046

Income from operations	36,237	33,013	97,195	79,502

Other income (expense):
Interest expense	(4,751)	(2,164)	(13,588)	(5,312)
Interest income	502	303	1,329	489
Other, net	(2,890)	(3,371)	(4,365)	(8,241)

Income before income taxes	29,098	27,781	80,571	66,438

Income taxes	8,401	7,317	21,835	17,407

Net income	$20,697	$20,464	$58,736	$49,031

Net income per share:
Basic	$.48	$.46	$1.35	$1.10
Diluted	$.46	$.44	$1.29	$1.05

Weighted-average shares outstanding:
Basic	43,123	44,148	43,394	44,422
Diluted	45,186	46,405	45,501	46,719

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$20,697	$20,464	$58,736	$49,031
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(515)	(1,934)	81	(2,455)
Unrealized gain (loss) on available-for-sale securities	2	(98)	(139)	(279)
Amortization of defined benefit pension items:
Net actuarial loss	—	18	—	55
Prior service cost	—	4	—	13
Defined benefit pension plan adjustments	—	22	—	68

Other comprehensive loss, net of tax	(513)	(2,010)	(58)	(2,666)

Comprehensive income	$20,184	$18,454	$58,678	$46,365

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at July 1, 2023	$39,083	$182,039	$23,493	$310,348	$(5,133)	$(385,081)	$(19,342)	$145,407
Net income	—	—	—	20,697	—	—	—	20,697
Change in 401KSOP and ESOP related shares	(90)	(960)	—	1	—	—	—	(1,049)
Shares sold to employees	—	1,831	—	—	—	2,558	—	4,389
Options exercised	—	11	—	—	—	58	—	69
Subscription shares	—	198	(751)	—	—	176	2,448	2,071
Stock-based compensation	—	1,694	—	—	—	—	—	1,694
Dividends, $.020 per share	—	—	—	(1,075)	—	—	—	(1,075)
Other comprehensive income	—	—	—	—	(513)	—	—	(513)
Shares purchased	—	—	—	—	—	(13,208)	—	(13,208)
Balances at September 30, 2023	$38,993	$184,813	$22,742	$329,971	$(5,646)	$(395,497)	$(16,894)	$158,482

Balances at January 1, 2023	$38,550	$162,828	$23,864	$293,993	$(5,588)	$(363,502)	$(20,345)	$129,800
Net income	—	—	—	58,736	—	—	—	58,736
Change in 401KSOP and ESOP related shares	443	7,951	—	(19,951)	—	—	—	(11,557)
Shares sold to employees	—	11,036	—	—	—	13,914	—	24,950
Options exercised	—	(1,639)	—	—	—	3,368	—	1,729
Subscription shares	—	640	(1,122)	—	—	559	3,451	3,528
Stock-based compensation	—	3,997	—	—	—	—	—	3,997
Dividends, $.060 per share	—	—	—	(2,807)	—	—	—	(2,807)
Other comprehensive income	—	—	—	—	(58)	—	—	(58)
Shares purchased	—	—	—	—	—	(49,836)	—	(49,836)
Balances at September 30, 2023	$38,993	$184,813	$22,742	$329,971	$(5,646)	$(395,497)	$(16,894)	$158,482

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at July 2, 2022	$38,645	$151,752	$—	$266,745	$(4,829)	$(333,611)	$533	$119,235
Net income	—	—	—	20,464	—	—	—	20,464
Change in 401KSOP and ESOP related shares	(247)	(4,215)	—	1	—	—	—	(4,461)
Shares sold to employees	—	3,354	—	—	—	2,623	—	5,977
Options exercised	—	35	—	—	—	137	—	172
Subscription shares	—	1,554	23,954	—	—	1,212	(21,167)	5,553
Stock-based compensation	—	1,631	—	—	—	—	—	1,631
Dividends, $.020 per share	—	—	—	(931)	—	—	—	(931)
Other comprehensive loss	—	—	—	—	(2,010)	—	—	(2,010)
Shares purchased	—	—	—	—	—	(8,893)	—	(8,893)
Balances at October 1, 2022	$38,398	$154,111	$23,954	$286,279	$(6,839)	$(338,532)	$(20,634)	$136,737

Balances at January 1, 2022	$38,379	$135,897	$—	$239,979	$(4,173)	$(306,242)	$—	$103,840
Net income	—	—	—	49,031	—	—	—	49,031
Change in 401KSOP and ESOP related shares	19	1,840	—	(49)	—	—	—	1,810
Shares sold to employees	—	11,714	—	—	—	9,623	—	21,337
Options exercised	—	(1,122)	—	—	—	2,742	—	1,620
Subscription shares	—	1,554	23,954	—	—	1,212	(20,634)	6,086
Stock-based compensation	—	4,228	—	—	—	—	—	4,228
Dividends, $.058 per share	—	—	—	(2,682)	—	—	—	(2,682)
Other comprehensive income	—	—	—	—	(2,666)	—	—	(2,666)
Shares purchased	—	—	—	—	—	(45,867)	—	(45,867)
Balances at October 1, 2022	$38,398	$154,111	$23,954	$286,279	$(6,839)	$(338,532)	$(20,634)	$136,737

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Operating activities
Net income	$58,736	$49,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,479	41,082
Other	(1,331)	(683)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(44,944)	(49,451)
Accounts payable and accrued expenses	(10,213)	12,709
Self-insurance accruals	5,760	13,306
Prepaid expenses	(14,069)	(10,724)
Mitigation bank credit inventory	(14,520)	—
Other, net	13,440	7,710
	(22,398)	13,949
Net cash provided by operating activities	36,338	62,980
Investing activities
Capital expenditures:
Equipment	(48,872)	(54,829)
Land and buildings	(15,408)	(15,916)
Purchases of businesses, net of cash acquired and debt incurred	(18,002)	(4,453)
Proceeds from sales of property and equipment	10,116	6,781
Purchases of marketable securities	(36,331)	(41,305)
Proceeds from sale of marketable securities	30,086	14,114
Net cash used in investing activities	(78,411)	(95,608)
Financing activities
Revolving credit facility borrowings	549,226	453,885
Revolving credit facility payments	(493,398)	(402,618)
Purchase of common shares for treasury	(49,836)	(45,867)
Sale of common shares from treasury	30,212	29,043
Dividends paid	(2,807)	(2,682)
Proceeds from notes payable	58,317	69,337
Payments of notes payable	(51,444)	(62,602)
Payments of finance leases	(2,943)	(2,313)
Net cash provided by financing activities	37,327	36,183
Effect of exchange rate changes on cash	11	(171)
(Decrease) increase in cash	(4,735)	3,384
Cash, beginning of period	18,526	19,460
Cash, end of period	$13,791	$22,844
Supplemental cash flow information follows:
Interest paid	$13,914	$3,764
Income taxes paid	20,633	9,869

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended September 30, 2023 is referred to as the third quarter of 2023, and the fiscal quarter ended October 1, 2022 is referred to as the third quarter of 2022.
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
September 30, 2023
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and nine months ended September 30, 2023 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	September 30, 2023	December 31, 2022
Accounts receivable	$258,569	$242,427
Unbilled receivables(1)	110,576	82,605
	369,145	325,032
Less allowances for credit losses	2,156	3,222
Accounts receivable, net	$366,989	$321,810
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	September 30, 2023	December 31, 2022
Refundable income taxes	$381	$14
Prepaid expenses	46,298	32,080
Mitigation bank credit inventory	27,573	6,351
Assets invested for self-insurance	20,658	24,828
Payroll taxes refundable	14,264	18,283
Other	5,518	2,396
Total	$114,692	$83,952

Property and equipment, net	September 30, 2023	December 31, 2022
Land and land improvements	$25,798	$26,023
Buildings and leasehold improvements	92,861	80,768
Equipment	674,020	663,207
	792,679	769,998
Less accumulated depreciation	497,136	501,459
Total	$295,543	$268,539

Other assets, noncurrent	September 30, 2023	December 31, 2022
Investment--cost-method affiliate	$933	$1,258
Deferred income taxes	4,602	6,828
Cloud computing arrangements	474	2,652
Insurance receivable	200,000	7,500
Other	4,900	4,603
Total	$210,909	$22,841

Accrued expenses	September 30, 2023	December 31, 2022
Employee compensation	$36,118	$35,536
Accrued compensated absences	14,827	13,034
Self-insured medical claims	2,573	2,806
Income tax payable	8,174	6,573
Customer advances, deposits	2,148	7,736
Taxes, other than income	2,386	5,764
Other	5,549	6,005
Total	$71,775	$77,454

Other current liabilities	September 30, 2023	December 31, 2022
Mitigation bank liabilities	$6,106	$—
Current portion of:
Lease liability-operating leases	37,972	34,652
Self-insurance accruals	54,486	56,221
Total	$98,564	$90,873

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)

Other noncurrent liabilities	September 30, 2023	December 31, 2022
Non-qualified retirement plans	$5,465	$8,336
Litigation accrual	200,000	7,500
Other	7,553	8,184
Total	$213,018	$24,020
D.    Business Combinations
Our cash investments in businesses during the first nine months of 2023 were $18,250 and we issued debt, in the form of notes payable to the sellers, of $5,572 which have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2022, our cash investments in businesses was $23,192 and debt issued, in the form of notes payable to the sellers, was $7,445.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Detail of acquisitions:
Assets acquired:
Cash	$249	$1,365
Receivables	211	10,794
Mitigation bank credit inventory	—	6,351
Operating supplies	1,538	48
Prepaid expense	149	126
Equipment	5,208	2,309
Deposits and other	2,649	412
Intangible assets	6,233	10,569
Goodwill	13,441	14,255
Liabilities assumed	(5,856)	(15,592)
Debt issued for purchases of businesses	(5,572)	(7,445)
Cash paid	$18,250	$23,192
The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations for the three and nine months ended September 30, 2023 was not significant. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the nine months ended September 30, 2023, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at September 30, 2023 and December 31, 2022 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
September 30, 2023
Fixed maturity:
United States Government and agency securities	$40,123	$262	$(295)	$40,090
Corporate notes and bonds	577	—	(57)	520
Total available-for-sale debt securities	$40,700	$262	$(352)	$40,610

December 31, 2022
Fixed maturity:
United States Government and agency securities	$25,485	$84	$(315)	$25,254
Corporate notes and bonds	315	—	(51)	264
Total available-for-sale debt securities	$25,800	$84	$(366)	$25,518
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $40,610 and $25,518 at September 30, 2023 and December 31, 2022, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held approximately $10,276 and $18,110 in marketable equity securities as of September 30, 2023 and December 31, 2022, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at September 30, 2023 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$21,037	$21,267
One year through five years	17,335	17,210
Six years through ten years	534	492
After ten years	1,794	1,641
Total	$40,700	$40,610

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$40,927	$28,437	$36,745	$26,243
Employment-related	12,850	9,714	12,242	8,931
Tradenames	12,684	7,870	12,219	7,083
Amortized intangible assets	66,461	$46,021	61,206	$42,257
Less accumulated amortization	46,021		42,257
Identified intangible assets, net	$20,440		$18,949

Goodwill	$80,924		$70,107

Adjustments related to the carrying values are related to measurement period adjustments for acquisitions made in 2022 for which purchase accounting is not finalized.
The changes in the carrying amounts of goodwill, by segment, for the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows:

	Balance at January 1, 2023	Acquisitions	Translation and Other Adjustments	Balance at September 30, 2023
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	65,166	13,441	(2,624)	75,983
Total	$70,107	$13,441	$(2,624)	$80,924

	Balance at January 1, 2022	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2022
Utility	$4,911	$30	$—	$4,941
Residential and Commercial	51,069	14,225	(128)	65,166
Total	$55,980	$14,255	$(128)	$70,107

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of September 30, 2023, was as follows:

Estimated Future Amortization Expense
Remaining three months of 2023	$1,231
2024	4,960
2025	4,174
2026	3,335
2027	2,809
2028	1,965
Thereafter	1,966
$20,440
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,111. At September 30, 2023, we had $8,729 available under the lines of credit with no borrowings outstanding and $2,382 committed through issued letters of credit. Borrowings outstanding generally bear interest at the banks' prime rate or SOFR plus a margin adjustment of 1.86%.
Our long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
Revolving credit facility:
Swing-line borrowings	$26,262	$25,433
SOFR borrowings	180,000	125,000
	206,262	150,433
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
	75,000	75,000
Term loans	42,284	29,680
	323,546	255,113
Less debt issuance costs	404	519
Less current portion	48,875	23,826
	$274,267	$230,768
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
subject to certain further restrictions as described in the credit agreement. As of September 30, 2023, we had unused commitments under the facility approximating $116,114, with $208,886 committed, consisting of borrowings of $206,262 and issued letters of credit of $2,624.
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at September 30, 2023 were as follows: 2023--$11,244; 2024--$39,921; 2025--$19,404; 2026--$222,977; 2027--$15,000; and 2028--$15,000.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
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
The AR Securitization program has a limit of $100,000, of which $89,689 was issued for LCs as of September 30, 2023 and December 31, 2022.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of September 30, 2023--to the bank in exchange for the bank issuing LCs.
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
Total Commitments Related to Issued Letters of Credit--As of September 30, 2023, total commitments related to issued LCs were $94,695, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,382 were issued under short-term lines of credit. As of December 31, 2022, total commitments related to issued LCs were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit.
As of September 30, 2023, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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

	Condensed Consolidated Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Right-of-use assets - operating leases	$108,149	$104,612
Finance lease assets	Property and equipment, net	15,102	12,948
Total lease assets		$123,251	$117,560
Liabilities
Current operating lease liabilities	Other current liabilities	$37,972	$34,652
Non-current operating lease liabilities	Lease liabilities - operating leases	69,748	68,878
Total operating lease liabilities		107,720	103,530
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	4,096	3,046
Non-current finance lease liabilities	Lease liabilities - finance leases	10,538	9,481
Total finance lease liabilities		14,634	12,527
Total lease liabilities		$122,354	$116,057
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Nine Months Ended
	Condensed Consolidated Statements of Operations Classification	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Operating lease cost	Operating expense	$8,028	$6,649	$23,642	$19,095
Operating lease cost	Selling expense	3,258	2,926	9,665	8,492
Operating lease cost	General and administrative expense	260	304	925	883
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,123	889	2,965	2,334
Interest expense on lease liabilities	Interest expense	123	74	324	196
Other lease cost (1)	Operating expense	2,619	1,271	5,443	3,613
Other lease cost (1)	Selling expense	485	235	1,467	1,059
Other lease cost (1)	General and administrative expense	4	27	78	59
Total lease cost		$15,900	$12,375	$44,509	$35,731
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of September 30, 2023 was 3.4 years for operating leases and 4.2 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of September 30, 2023 were 4.10% for operating leases and 3.72% for finance leases.

Supplemental Cash Flow Information Related to Leases	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(33,546)	$(29,194)
Operating cash flows from finance leases	(325)	(196)
Financing cash flows from finance leases	(2,943)	(2,313)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	35,666	38,403
Finance leases	5,231	3,910

Maturity Analysis of Lease Liabilities	As of September 30, 2023
	Operating Leases	Finance Leases
Remaining three months of 2023	$11,126	$1,043
2024	39,410	4,516
2025	30,295	3,879
2026	18,295	3,034
2027	10,633	1,765
2028	3,599	608
Thereafter	2,552	1,074
Total lease payments	115,910	15,919
Less interest	8,190	1,285
Total	$107,720	$14,634
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
September 30, 2023
(Amounts in thousands, except share data)
that is forfeited, terminated, or canceled without having been exercised are generally added back to the number of shares available for grant under the 2014 Stock Plan.
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights (“SSARs”) and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Compensation expense, all share-based payment plans	$1,700	$1,658	$5,105	$5,244
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $1,338 being recognized for the nine months ended September 30, 2023 and $1,380 for the nine months ended October 1, 2022.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $173 for the nine months ended September 30, 2023 and $289 for the nine months ended October 1, 2022. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
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
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. During 2022, all remaining SSARs awards vested. There was no compensation expense for SSARs for the nine months ended September 30, 2023 and $65 for the nine months ended October 1, 2022.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
Restricted Stock Units--During the nine months ended September 30, 2023, the Compensation Committee awarded 224,540 PRSUs to certain management employees and 14,378 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of September 30, 2023.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2023	766,267	$14.95
Granted	238,918	18.29
Forfeited	—	—
Vested	(71,342)	12.18
Unvested, September 30, 2023	933,843	$16.02	1.5 years	$6,963	$19,424
Employee PRSUs	885,572	$15.97	1.5 years	$6,523	$18,420
Nonemployee Director RSUs	48,271	$16.79	1.6 years	$440	$1,004

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $3,594 for the nine months ended September 30, 2023 and $3,510 for the nine months ended October 1, 2022.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Nine Months Ended
	September 30, 2023	October 1, 2022
Volatility rate	9.6%	9.7%
Risk-free interest rate	4.1%	1.7%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 30, 2023.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2023	2,072,949	$8.59
Granted	—	—
Exercised	(206,253)	6.72
Forfeited	(120,800)	5.80
Outstanding, September 30, 2023	1,745,896	$9.01	3.6 years	$20,584

Exercisable, September 30, 2023	1,545,520	$8.67	3.3 years	$18,747

As of September 30, 2023, there was approximately $198 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 1.1 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the nine months ended September 30, 2023 was 27.4%. Our actual effective tax rate was 28.9% and 26.3% for the three months ended September 30, 2023 and October 1, 2022, respectively. Our actual effective tax rate was 27.1% and 26.2% for the nine months ended September 30, 2023 and October 1, 2022, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first nine months compared to the impact they will have on the rate for the full year.
As of September 30, 2023, we had unrecognized tax benefits of $699, of which $371 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $56. At December 31, 2022, we had unrecognized tax benefits of $638, of which $311 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $53. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2018. As of September 30, 2023, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and nine months ended September 30, 2023 and October 1, 2022:

Three Months Ended September 30, 2023	Foreign Currency	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2023	$(4,915)	$(340)	$122	$(5,133)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(515)	$—	$—	$(515)
Unrealized gains	—	3	—	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Tax effect	—	(1)	—	(1)
Net of tax amount	(515)	2	—	(513)
Balance at September 30, 2023	$(5,430)	$(338)	$122	$(5,646)

Three Months Ended October 1, 2022	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at July 2, 2022	$(4,175)	$(181)	$(473)	$(4,829)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(1,934)	$—	$—	$(1,934)
Unrealized losses	—	(113)	—	(113)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11)	30	19
Tax effect	—	26	(8)	18
Net of tax amount	(1,934)	(98)	22	(2,010)
Balance at October 1, 2022	$(6,109)	$(279)	$(451)	$(6,839)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)

Nine Months Ended September 30, 2023	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(5,511)	$(199)	$122	$(5,588)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$81	$—	$—	$81
Unrealized losses	—	(156)	—	(156)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(19)	—	(19)
Tax effect	—	36	—	36
Net of tax amount	81	(139)	—	(58)
Balance at September 30, 2023	$(5,430)	$(338)	$122	$(5,646)

Nine Months Ended October 1, 2022	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(3,654)	$—	$(519)	$(4,173)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(2,455)	$—	$—	$(2,455)
Unrealized losses	—	(350)	—	(350)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	92	89
Tax effect	—	74	(24)	50
Net of tax amount	(2,455)	(279)	68	(2,666)
Balance at October 1, 2022	$(6,109)	$(279)	$(451)	$(6,839)
There was no change in defined benefit pension plans for the three and nine months ended September 30, 2023 and $30 and $92 for the three and nine months ended October 1, 2022, which was included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income available to common shareholders:
Net income	$20,697	$20,464	$58,736	$49,031

Weighted-average shares (in thousands):
Basic:
Outstanding	42,809	43,920	42,452	44,194
Partially-paid share subscriptions	314	228	942	228
Basic weighted-average shares	43,123	44,148	43,394	44,422

Diluted:
Basic from above	43,123	44,148	43,394	44,422
Incremental shares from assumed:
Exercise of stock subscription purchase rights	38	—	38	—
Exercise of stock options and awards	2,025	2,257	2,068	2,297
Diluted weighted-average shares	45,186	46,405	45,501	46,719

Net income per share:
Basic	$.48	$.46	$1.35	$1.10

Diluted	$.46	$.44	$1.29	$1.05
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended September 30, 2023 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2023	33,529,474	9,188,010	42,717,484
Shares purchased	(1,641,224)	(974,395)	(2,615,619)
Shares sold	789,553	514,397	1,303,950
Stock subscription offering -- cash purchases	12,336	—	12,336
Options and awards exercised	513,305	—	513,305
Shares outstanding at September 30, 2023	33,203,444	8,728,012	41,931,456

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
On September 30, 2023, we had 41,931,456 common and redeemable shares outstanding, employee options exercisable to purchase 1,545,520 common shares, partially-paid subscriptions for 1,256,250 common shares and purchase rights outstanding for 462,473 common shares.
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
September 30, 2023
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
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended September 30, 2023
Revenues	$247,478	$201,753	$1,403	$—		$450,634
Income (loss) from operations	17,656	24,398	(4,188)	(1,629)	(a)	36,237
Interest expense				(4,751)		(4,751)
Interest income				502		502
Other income (expense), net				(2,890)		(2,890)
Income before income taxes						$29,098
Segment assets, total	$372,114	$368,062	$—	$526,377	(b)	$1,266,553

Three Months Ended October 1, 2022
Revenues	$217,305	$180,706	$934	$—		$398,945
Income (loss) from operations	16,790	21,204	(4,033)	(948)	(a)	33,013
Interest expense				(2,164)		(2,164)
Interest income				303		303
Other income (expense), net				(3,371)		(3,371)
Income before income taxes						$27,781
Segment assets, total	$331,393	$305,216	$—	$263,362	(b)	$899,971

Nine Months Ended September 30, 2023
Revenues	$700,378	$563,942	$2,854	$—		$1,267,174
Income (loss) from operations	51,197	61,312	(11,439)	(3,875)	(a)	97,195
Interest expense				(13,588)		(13,588)
Interest income				1,329		1,329
Other income (expense), net				(4,365)		(4,365)
Income before income taxes						$80,571
Segment assets, total	$372,114	$368,062	$—	$526,377	(b)	$1,266,553

Nine Months Ended October 1, 2022
Revenues	$637,900	$504,064	$1,584	$—		$1,143,548
Income (loss) from operations	49,260	50,759	(14,852)	(5,665)	(a)	79,502
Interest expense				(5,312)		(5,312)
Interest income				489		489
Other income (expense), net				(8,241)		(8,241)
Income before income taxes						$66,438
Segment assets, total	$331,393	$305,216	$—	$263,362	(b)	$899,971

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and nine months ended September 30, 2023 and October 1, 2022 by major sources:

Three Months Ended September 30, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$147,125	$110,487	$(202)	$257,410
Grounds maintenance	—	50,603	—	50,603
Storm damage services	5,192	4,240	—	9,432
Consulting and other	95,161	36,423	1,605	133,189
Total revenues	$247,478	$201,753	$1,403	$450,634

Geography:
United States	$229,046	$189,044	$1,403	$419,493
Canada	18,432	12,709	—	31,141
Total revenues	$247,478	$201,753	$1,403	$450,634

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)

Three Months Ended October 1, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$138,112	$105,108	$(28)	$243,192
Grounds maintenance	—	46,056	—	46,056
Storm damage services	7,004	2,564	—	9,568
Consulting and other	72,189	26,978	962	100,129
Total revenues	$217,305	$180,706	$934	$398,945

Geography:
United States	$207,004	$168,405	$934	$376,343
Canada	10,301	12,301	—	22,602
Total revenues	$217,305	$180,706	$934	$398,945

Nine Months Ended September 30, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$425,701	$309,558	$(344)	$734,915
Grounds maintenance	—	138,451	—	138,451
Storm damage services	11,340	12,446	—	23,786
Consulting and other	263,337	103,487	3,198	370,022
Total revenues	$700,378	$563,942	$2,854	$1,267,174

Geography:
United States	$658,021	$529,540	$2,854	$1,190,415
Canada	42,357	34,402	—	76,759
Total revenues	$700,378	$563,942	$2,854	$1,267,174

Nine Months Ended October 1, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$420,791	$294,206	$(155)	$714,842
Grounds maintenance	—	128,114	—	128,114
Storm damage services	10,136	6,162	—	16,298
Consulting and other	206,973	75,582	1,739	284,294
Total revenues	$637,900	$504,064	$1,584	$1,143,548

Geography:
United States	$608,411	$469,042	$1,584	$1,079,037
Canada	29,489	35,022	—	64,511
Total revenues	$637,900	$504,064	$1,584	$1,143,548

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $351 and $2,048 of revenue for the three and nine months ended September 30, 2023, that was included in the contract liability balance at December 31, 2022 and $616 and $1,676 of revenue for the three and nine months ended October 1, 2022, that was included in the contract liability balance at December 31, 2021. Net contract liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Contract liabilities - current	$2,584	$3,723
Contract liabilities - noncurrent	3,044	4,145
Net contract liabilities	$5,628	$7,868
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at September 30, 2023 were as follows:

		Fair Value Measurements at September 30, 2023 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,359	$2,359	$—	$—
Certificates of deposits, noncurrent	4,750	4,750	—	—

Available-for-sale debt securities:
United States Government and agency securities	40,090	40,090	—	—
Corporate notes and bonds	520	520	—	—
Total available-for-sale debt securities	40,610	40,610	—	—

Marketable equity securities:
Mutual funds	5,558	5,558	—	—
Corporate stocks	3,385	3,385	—	—
Exchange traded funds	1,333	1,333	—	—
Total marketable equity securities	10,276	10,276	—	—

Liabilities:
Deferred compensation	$1,488	$—	$—	$1,488

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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
The peer group at September 30, 2023 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
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

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$40,610	$40,610	$25,518	$25,518
Marketable equity securities	10,276	10,276	18,110	18,110

Liabilities:
Revolving credit facility, noncurrent	$206,262	$206,262	$150,433	$150,433
Senior unsecured notes, noncurrent	60,000	57,335	75,000	74,968
Term loans, noncurrent	8,409	8,420	5,854	5,610
Total	$274,671	$272,017	$231,287	$231,011
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
P.    Commitments and Contingencies
We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. On a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings, there can be no assurance

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
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
September 30, 2023
(Amounts in thousands, except share data)
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust (“Plaintiffs’ Trust”), which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
(Amounts in thousands, except share data)
PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all of the actions are stayed in their home jurisdictions. At a case management conference in JCCP No. 4955 on February 24, 2022, the Court ordered that Davey Tree and the plaintiffs participate in a mediation. An initial mediation took place on October 17, 2022. The matter did not resolve at this initial mediation and mediation efforts are ongoing.
In November 2022, Davey Tree filed a cross-complaint against the Plaintiffs’ Trust and PG&E related to the contractual obligations of limitation of liability and hold harmless. Since that time, Davey Tree has dismissed the cross-complaint against PG&E without prejudice. The Plaintiffs’ Trust filed a demurrer which challenged Davey Tree’s claim that the hold harmless provisions in its contracts with PG&E are an obligation of the Plaintiffs’ Trust. In response to the demurrer, Davey Tree filed an amended cross-complaint against the Plaintiffs’ Trust on April 13, 2023. The Plaintiffs’ Trust has since filed another demurrer seeking to dismiss the cross complaint by Davey Tree, and Davey Tree has filed a response. The Plaintiffs’ Trust filed a motion for summary adjudication which challenged the limitation of liability as set forth in the assigned contracts. The Court denied the motion for summary adjudication in an order entered April 12, 2023. The court originally set a trial date for October 2, 2023 involving the claim of the Plaintiffs’ Trust as to the Atlas burn location. On July 26, 2023, based on a joint request by the parties, the court vacated the October 2, 2023 Atlas trial date and reset the Atlas trial for February 26, 2024.
The parties have continued to mediate all of the claims alleged in the consolidated cases. The parties jointly requested that the Court suspend trial dates and other proceeding while the parties attempt to reach final terms on a global resolution. The court granted the parties request and stayed the trial scheduled dates for 60 days.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $218,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance recoverable within our Condensed Consolidated Balance Sheet as of September 30, 2023.
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
September 30, 2023
(Amounts in thousands, except share data)
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $1,342 and $1,833 as of September 30, 2023 and December 31, 2022, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $180,201 and $168,145 as of September 30, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $181,543 and $169,978 as of September 30, 2023 and December 31, 2022, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Recent Trends
Our business continues to be impacted by a number of macro-economic factors, in addition to the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe, as well as the Israel-Hamas war, have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs, increasing interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.
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

	Three Months Ended			Nine Months Ended
	September 30, 2023	October 1, 2022	Change	September 30, 2023	October 1, 2022	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	63.2	63.8	(.6)	63.8	64.7	(.9)
Selling	18.9	18.1	.8	18.1	17.6	.5
General and administrative	6.9	7.0	(.1)	7.5	7.6	(.1)
Depreciation and amortization	3.2	3.5	(.3)	3.4	3.6	(.2)
Gain on sale of assets, net	(.3)	(.7)	.4	(.5)	(.5)	—

Income from operations	8.0	8.3	(.3)	7.7	7.0	.7

Other income (expense):
Interest expense	(1.1)	(.5)	(.6)	(1.1)	(.5)	(.6)
Interest income	.1	.1	—	.1	—	.1
Other, net	(.5)	(.9)	.4	(.4)	(.7)	.3

Income before income taxes	6.5	7.0	(.5)	6.4	5.8	.6

Income taxes	1.9	1.9	—	1.7	1.5	.2

Net income	4.6%	5.1%	(.5)%	4.6%	4.3%	.3%

Index
Third Quarter—Three Months Ended September 30, 2023 Compared to Three Months Ended October 1, 2022
Our results of operations for the three months ended September 30, 2023 compared to the three months ended October 1, 2022 were as follows:

	Three Months Ended
	September 30, 2023	October 1, 2022	Change	Percentage Change
Revenues	$450,634	$398,945	$51,689	13.0%

Costs and expenses:
Operating	285,019	254,661	30,358	11.9
Selling	84,982	72,364	12,618	17.4
General and administrative	31,155	27,964	3,191	11.4
Depreciation and amortization	14,935	13,780	1,155	8.4
Gain on sale of assets, net	(1,694)	(2,837)	1,143	(40.3)
	414,397	365,932	48,465	13.2

Income from operations	36,237	33,013	3,224	9.8
Other income (expense):
Interest expense	(4,751)	(2,164)	(2,587)	119.5
Interest income	502	303	199	65.7
Other, net	(2,890)	(3,371)	481	(14.3)
Income before income taxes	29,098	27,781	1,317	4.7

Income taxes	8,401	7,317	1,084	14.8

Net income	$20,697	$20,464	$233	1.1%
Revenues--Revenues of $450,634 increased $51,689 compared with $398,945 in the third quarter of 2022. Utility Services increased $30,173 or 13.9% compared with the third quarter of 2022. The increase was attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $21,047 or 11.6% from the third quarter of 2022. Increases were primarily in tree and plant care revenues, grounds maintenance revenue and consulting and other revenue.
Operating Expenses--Operating expenses of $285,019 increased $30,358 compared with the third quarter of 2022. Utility Services increased $23,306 or 14.6% compared with the third quarter of 2022 and, as a percentage of revenue, increased to 74.2% from 73.7%. The increase was attributable to additional expenses for labor and benefits expenses, materials expenses, crew meals and lodging expenses and subcontractor expense, which were partially offset by decreases in fuel expense and tools and parts expense. Residential and Commercial Services increased $8,119 or 8.7% compared with the third quarter of 2022 but, as a percentage of revenue, decreased to 50.3% from 51.6%. The increase was attributable to increases in labor and benefits expenses, subcontractor expense and materials expense, which were partially offset by decreases in tools and parts expense and fuel expense.
Fuel costs of $13,615 decreased $2,628, or 16.2%, from the $16,243 incurred in the third quarter of 2022 and impacted operating expenses within all segments. The $2,628 decrease included usage increases approximating $108 and price decreases approximating $2,736.

Index
Selling Expenses--Selling expenses of $84,982 increased $12,618 compared with the third quarter of 2022 and, as a percentage of revenue, increased to 18.9% from 18.1%. Utility Services increased $4,734 or 18.2% compared to the third quarter of 2022 and, as a percentage of revenue, increased to 12.4% from 12.0%. The increase was primarily attributable to increases in field management wages and incentive expense and travel expenses. Residential and Commercial Services increased $6,848 or 14.4% from the third quarter of 2022 and, as a percentage of revenue, increased to 27.0% from 26.4%. The increase was primarily attributable to increases in field management and sales wage expenses, personnel development and office expenses.
General and Administrative Expenses--General and administrative expenses of $31,155 increased $3,191 from $27,964 in the third quarter of 2022. The increase was primarily attributable to an increase in salary and benefits expense and professional services expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $14,935 increased $1,155 from $13,780 incurred in the third quarter of 2022.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,694 for the third quarter of 2023 decreased $1,143 from the $2,837 gain in the third quarter of 2022. We sold a greater number of units of equipment at a lower average gain per unit in the third quarter of 2023 as compared with the third quarter of 2022.
Interest Expense--Interest expense of $4,751 increased $2,587 from the $2,164 incurred in the third quarter of 2022. The increase was attributable to higher average borrowing and higher interest rates during the third quarter of 2023, as compared with the third quarter of 2022.
Other, Net--Other expense, net, of $2,890 decreased $481 from the $3,371 of other expense incurred in the third quarter of 2022 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Taxes--Income taxes for the third quarter of 2023 were $8,401, as compared to $7,317 for the third quarter of 2022. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the third quarter of 2023 was 28.9% as compared with the third quarter of 2022 effective tax rate of 26.3%.
Net Income--Net income of $20,697 for the third quarter of 2023 was $233 more than the $20,464 of net income for the third quarter of 2022.

Index
Nine Months—Nine Months Ended September 30, 2023 Compared to Nine Months Ended October 1, 2022
Our results of operations for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 were as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022	Change	Percentage Change
Revenues	$1,267,174	$1,143,548	$123,626	10.8%

Costs and expenses:
Operating	808,509	740,422	68,087	9.2
Selling	229,480	201,315	28,165	14.0
General and administrative	95,041	87,014	8,027	9.2
Depreciation and amortization	43,479	41,082	2,397	5.8
Gain on sale of assets, net	(6,530)	(5,787)	(743)	12.8
	1,169,979	1,064,046	105,933	10.0

Income from operations	97,195	79,502	17,693	22.3
Other income (expense):
Interest expense	(13,588)	(5,312)	(8,276)	155.8
Interest income	1,329	489	840	171.8
Other, net	(4,365)	(8,241)	3,876	(47.0)
Income before income taxes	80,571	66,438	14,133	21.3

Income taxes	21,835	17,407	4,428	25.4

Net income	$58,736	$49,031	$9,705	19.8%
Revenues--Revenues of $1,267,174 increased $123,626 compared with $1,143,548 in the first nine months of 2022. Utility Services increased $62,478 or 9.8% compared with the first nine months of 2022. The increase was primarily attributable to new accounts, as well as increased work year-over-year on accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $59,878 or 11.9% compared with the first nine months of 2022. Increases were primarily in tree and plant care revenue, grounds maintenance, consulting and other revenue and storm damage revenue.
Operating Expenses--Operating expenses of $808,509 increased $68,087 compared with the first nine months of 2022 but, as a percentage of revenue, decreased to 63.8% from 64.7%. Utility Services increased $46,648 or 9.9% compared with the first nine months of 2022 and, as a percentage of revenue, increased to 73.8% from 73.6%. The increase was attributable to increases in labor and benefits expense, subcontractor expense, materials expense, crew meals and lodging expenses which were partially offset by decreases in tools and parts expense and fuel expense. Residential and Commercial Services increased $24,980 or 9.3% compared with the first nine months of 2022 but, as a percentage of revenue, decreased to 51.8% from 53.0%. The increase was primarily attributable to increases in labor and benefits expense, material expense, equipment expense and subcontractor expense, which were partially offset by decreases in fuel expense and tools and parts expense.

Index
Fuel costs of $39,594 decreased $5,785, or 12.7%, from the $45,379 incurred in the first nine months of 2022 and impacted operating expenses within all segments. The $5,785 decrease included usage increases approximating $1,375 and price decreases approximating $7,160.
Selling Expenses--Selling expenses of $229,480 increased $28,165 compared with the first nine months of 2022 and, as a percentage of revenue, increased to 18.1% from 17.6%. Utility Services increased $10,305 or 13.7% compared to the first nine months of 2022 and, as a percentage of revenue, increased to 12.2% from 11.8%. The increase was primarily attributable to increases in field management wages, office expenses and field management travel expense. Residential and Commercial Services experienced an increase of $17,832 or 13.8% compared to the first nine months of 2022 and, as a percentage of revenue, increased to 26.1% from 25.7%. The increase was primarily attributable to increases in field management wages, office rent, employee development expense and field management travel expense.
General and Administrative Expenses--General and administrative expenses of $95,041 increased $8,027 from $87,014 in the first nine months of 2022. The increase was primarily attributable to increases in salary and incentive expense, professional services expense, rent expense and travel expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $43,479 increased $2,397 from $41,082 incurred in the first nine months of 2022.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $6,530 for the first nine months of 2023 increased $743 from the $5,787 gain in the first nine months of 2022. We sold more units of equipment but at a lower average gain per unit during the first nine months of 2023 as compared with the first nine months of 2022.
Interest Expense--Interest expense of $13,588 increased $8,276 from the $5,312 incurred in the first nine months of 2022. The increase was attributable to higher average borrowing and increased interest rates during the first nine months of 2023, as compared with the first nine months of 2022.
Other, Net--Other expense, net, of $4,365 decreased $3,876 from the $8,241 expense incurred in the first nine months of 2022 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Taxes--Income taxes for the first nine months of 2023 were $21,835, as compared to $17,407 for the first nine months of 2022. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first nine months of 2023 was 27.1%. Our effective tax rate for the first nine months of 2022 was 26.2%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of discrete items and state and local taxes.
Net Income--Net income of $58,736 for the first nine months of 2023 was $9,705 more than the net income of $49,031 for the first nine months of 2022.
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

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and October 1, 2022 were as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash provided by (used in):
Operating activities	$36,338	$62,980
Investing activities	(78,411)	(95,608)
Financing activities	37,327	36,183
Effect of exchange rate changes on cash	11	(171)
(Decrease) increase in cash	$(4,735)	$3,384
Cash Provided By Operating Activities--Cash provided by operating activities was $36,338 for the first nine months of 2023, a $26,642 decrease when compared to the first nine months of 2022. The $26,642 decrease in operating cash flow was primarily attributable to the change of $22,922 related to accounts payable and accrued expenses and the change of $14,520 attributable to mitigation bank credit inventory, which was partially offset by the change of $5,730 related to other operating assets and liabilities and the change of $4,507 related to accounts receivable.
Overall, accounts receivable increased $44,944 during the first nine months of 2023, as compared to an increase of $49,451 during the first nine months of 2022. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2023 was unchanged at 75 days, compared to the end of the first nine months of 2022. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Accounts payable and accrued expenses decreased $10,213 in the first nine months of 2023, a change of $22,922 compared to the $12,709 increase in the first nine months of 2022. The change was primarily related to the timing of estimated income tax payments, employer payroll taxes payable and customer deposits. Self-insurance accruals increased $5,760 in the first nine months of 2023, which was $7,546 less than the increase of $13,306 experienced in the first nine months of 2022. The increase in both the first nine months of 2023 and 2022 were attributable to increased exposures within our workers compensation, general liability and vehicle liability lines of coverage.
Mitigation bank credit inventory increased $14,520 in the first nine months of 2023. Mitigation bank credit inventory grew as a result of the acquisition of Restoration Systems in December, 2022. This service involves the creation of mitigation credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Other operating assets and liabilities decreased $13,440 in the first nine months of 2023, a change of $5,730 compared to the $7,710 decrease in the first nine months of 2022. The change was primarily attributable to decreases in operating supplies and other current assets and an increase in other liabilities.
Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2023 was $78,411, a $17,197 decrease when compared to the first nine months of 2022. The decrease was primarily the result of decreases in capital expenditures and purchases of marketable securities and increases in proceeds from the sale of marketable securities and property and equipment, which were partially offset by an increase in expenditures for the purchases of businesses.

Index
Cash Provided By Financing Activities--Cash provided by financing activities was $37,327 during the first nine months of 2023, an increase of $1,144 as compared with the $36,183 provided during the first nine months of 2022. During the first nine months of 2023, our revolving credit facility, net provided $55,828 in cash as compared with $51,267 provided during the first nine months of 2022. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable increased $6,873 during the first nine months of 2023, an increase of $138 when compared to the $6,735 increase in the first nine months of 2022. Treasury share transactions (purchases and sales) used $19,624 for the first nine months of 2023, $2,800 more than the $16,824 used in the first nine months of 2022. Dividends paid of $2,807 during the first nine months of 2023 increased $125 as compared with $2,682 paid in the first nine months of 2022.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $14,922 and $12,814 during the nine months ended September 30, 2023 and October 1, 2022, respectively. Share repurchases, other than redeemable common shares, approximated $34,914 and $33,053 during the nine months ended September 30, 2023 and October 1, 2022, respectively.
Contractual Obligations Summary and Commercial Commitments
As of September 30, 2023, total commitments related to issued letters of credit were $94,695, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,382 were issued under short-term lines of credit. As of December 31, 2022, total commitments related to issued letters of credit were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2023 through 2027. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At September 30, 2023, we had working capital of $239,715, availability under short-term lines of credit approximating $8,729 and $116,114 available under our revolving credit facility.
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of rising inflation or interest rates, instability in the global banking system, geopolitical conditions, the possibility of an economic recession, or public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and the possibility that increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, and volatility arising from the effects of the Russia-Ukraine conflict and the Israel-Hamas war; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly

Index
results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the Russia-Ukraine conflict and the Israel-Hamas war, supply chain shortages and disruptions, rising interest rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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

Index
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Inherent Limitation on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Part II.    Other Information
Items 3 and 4 are not applicable.
Item 1.    Legal Proceedings.
We are party to a number of lawsuits, threatened lawsuits and other claims arising out of the normal course of business. On a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings, there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
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

Index
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
The Company and Wolf Tree agreed to pay $3,984,325 as part of the settlement agreement, including civil penalties, forfeiture and restitution, an amount the Company and Wolf Tree had previously reserved. The United States Attorney agreed that it will not bring any criminal charges against the Company or Wolf Tree concerning the subject matter of the investigation and released the Company and Wolf Tree from civil liability concerning certain immigration code provisions. The DHS also agreed to release the Company and Wolf Tree from administrative liability relating to the subject matter of the investigation, all of which are subject to standard reservations of rights and certain reserved claims. The settlement agreement closes the investigation by the United States Attorney and DHS. The settlement is not an admission of liability by the Company or Wolf Tree.

Index
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
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust (“Plaintiffs’ Trust”), which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the court granted Davey Tree's petition to coordinate all cases as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all of the actions are stayed in their home jurisdictions. At a case management conference in JCCP No. 4955 on February 24, 2022, the Court ordered that Davey Tree and the plaintiffs participate in a mediation. An initial mediation took place on October 17, 2022. The matter did not resolve at this initial mediation and mediation efforts are ongoing.
In November 2022, Davey Tree filed a cross-complaint against the Plaintiffs’ Trust and PG&E related to the contractual obligations of limitation of liability and hold harmless. Since that time, Davey Tree has dismissed the cross-complaint against PG&E without prejudice. The Plaintiffs’ Trust filed a demurrer which challenged Davey Tree’s claim that the hold harmless provisions in its contracts with PG&E are an obligation of the Plaintiffs’ Trust. In response to the demurrer, Davey Tree filed an amended cross-complaint against the Plaintiffs’ Trust on April 13, 2023. The Plaintiffs’ Trust has since filed another demurrer seeking to dismiss the cross complaint by Davey Tree, and Davey Tree has filed a response. The Plaintiffs’ Trust filed a motion for summary adjudication which challenged the limitation of liability as set forth in the assigned contracts. The Court denied the motion for summary adjudication in an order entered April 12, 2023. The court originally set a trial date for October 2, 2023 involving the claim of the Plaintiffs’ Trust as to the Atlas burn location. On July 26, 2023, based on a joint request by the parties, the court vacated the October 2, 2023 Atlas trial date and reset the Atlas trial for February 26, 2024.
The parties have continued to mediate all of the claims alleged in the consolidated cases. The parties jointly requested that the Court suspend trial dates and other proceeding while the parties attempt to reach final terms on a global resolution. The court granted the parties request and stayed the trial scheduled dates for 60 days.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range

Index
which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $218,000,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance recoverable within our Condensed Consolidated Balance Sheet as of September 30, 2023.
Item 1A.Risk Factors.
Our 2022 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2022 Annual Report during the nine months ended September 30, 2023.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2023
January 1 to January 28	35	$18.10	—	3,323,819
January 29 to February 25	10,122	18.10	—	3,323,819
February 26 to April 1	445,198	18.50	—	3,323,819
Total First Quarter	455,355	18.49	—

April 2 to April 29	650,351	18.50	—	3,323,819
April 30 to May 27	638,773	18.50	—	3,323,819
May 28 to July 1	235,631	18.50	116,147	3,207,672
Total Second Quarter	1,524,755	18.50	116,147

July 2 to July 29	4,314	18.50	—	3,207,672
July 30 to August 26	38,621	20.80	—	3,207,672
August 27 to September 30	592,574	20.80	—	3,207,672
Total Third Quarter	635,509	20.78	—

Total Year-to-Date	2,615,619	$19.05	116,147

(1) During the nine months ended September 30, 2023, the Company purchased 2,499,472 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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

Index
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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 3,207,672 remained available under the program, as of September 30, 2023. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Index
Item 6.Exhibits.
See the Exhibit Index below.
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

THE DAVEY TREE EXPERT COMPANY

Date:	November 14, 2023	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	November 14, 2023	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)