Form 10-K
period 2023-12-31
DAVEY TREE EXPERT CO
filed 2024-03-11
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Common Shares, $.50 par value
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive offices during the relevant recovery period pursuant to Section 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 41,366,167 Common Shares outstanding as of March 8, 2024. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 30, 2023 was $780,899,259. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers. The registrant's Common Shares are not traded on a public market.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, to be held on May 21, 2024, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "might," "expects," "plans," "anticipates," "believes," "estimates," "seeks," "predicts," "potential," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of rising inflation or interest rates, instability in the global banking system, geopolitical conditions, the possibility of an economic recession, or the COVID-19 pandemic or other public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and the possibility that increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, such as the recent volatility arising from the effects of the Russia-Ukraine conflict and the Israel-Hamas war; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of the Russia-Ukraine conflict and the Israel-Hamas war, supply chain shortages and disruptions, rising interest rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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
We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2023, we had revenues of approximately $173 million, or approximately 10% of total revenues, from Pacific Gas & Electric Company ("PG&E"), our largest customer.
We have also engaged in, and may continue to seek, acquisitions or other transactions to further enhance our competitive position, and have, in the past, acquired businesses aimed at expanding the geography and scope of our services. During 2023, our investments in businesses were approximately $34.1 million. For additional information, see Note D. Business Combinations. Such acquisitions or other transactions involve risks and may present financial or operational challenges and may not provide the benefits intended.

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

Human Capital
Our values — safety, integrity, expertise, leadership, stewardship and perseverance — are built on the foundation that our people are the key to our success and sustainability as a company. We aim to engage and inspire our employees every day, and provide them with education and development opportunities to help them grow personally and professionally. As of December 31, 2023, we employed approximately 10,700 people, of which approximately 93% were in the United States and 7% were in our Canadian locations. Of our active employees, 99% are full time, 1% are part time and 11% are covered by a collective bargaining agreement. We consider our employee relations to be good.
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
We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2023, women represented 14% of our total employees, and minorities (defined as those who identify as Black/African American, Hispanic/Latino, American Indian/Alaskan Native, Asian, Hawaiian/Pacific Islander and/or two or more races) represented 43% of our U.S. employees.
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
Our success depends, in part, on our ability to attract and retain key managers who share our values and are able to operate effectively consistent with our culture. Competition for the best people can be intense, particularly for employees who can work remotely, and depends on many factors, including the attractiveness of our compensation and benefit programs, and we may not be able to promote, hire or retain skilled managers. We closely monitor wage, salary and benefit costs in an effort to remain competitive in our markets. Attracting and maintaining a high quality workforce is a priority for our business, and as wage salary or benefit costs increase, including as a result of minimum wage legislation and inflationary impacts, our operating costs will continue to increase. The loss of services of one or more of our key managers could have a material adverse impact on our business because of the loss of the manager's skills, knowledge of our industry and years of industry experience, and the difficulty of promptly finding qualified replacement personnel, and ineffective succession planning could result in unexpected costs, reduced productivity and/or difficulties with respect to internal processes and controls.
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
Our financial condition, results of operations, liquidity and cash flows could be materially affected by potential losses resulting from the impact of wildfires and other major weather events and natural disasters, including storms, floods, heat waves and droughts, the nature, frequency and severity of which may be exacerbated by climate change, in California and other areas, which have in the past and could in the future expose the Company to litigation and liabilities pursuant to the Company’s indemnification obligations to its customers. Although preventative measures may help mitigate damage, such weather events and natural disasters could result in severe business disruptions, property damage, injuries or loss of life, and delays in recovery may be significant. Such events could result in significant decreases in revenues, cost increases, and other financial difficulties to the Company’s customers and could cause them to file for bankruptcy protection, which occurred most recently with PG&E in 2019, who emerged from bankruptcy in July 2020. Any such event could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and cash flows. Further, these events could result in, and in some cases, have resulted in, government enforcement actions or regulatory penalties, litigation and/or civil or governmental actions, including investigations, citations and fines, against our customers and against us if any related losses are found to be the result of their or our activities and services. Ongoing litigation relating to wildfires, including litigation in which we are named as a defendant, could take a number of years to resolve due to the complexity of the matters, including ongoing investigations into the cause of the fire and the number of claims or parties that may be involved.
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
We derive approximately 55% of our total revenues from our Utility segment. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.
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
The cost of fuel is a major operating expense of our business. Significant increases in fuel prices for extended periods of time, such as the recent increases and volatility arising from the effects of the Russia-Ukraine and Israel-Hamas conflicts and the impacts of inflation, will cause our operating expenses to fluctuate. An increase in cost with partial or no corresponding compensation from customers would lead to lower margins which would have an adverse effect on our results of operations.
Disruptions, delays or price increases within our supply chain could adversely affect our results of operations.
Our business is affected by the availability and price of materials and equipment (including trucks, chippers and service vehicles) that are used in providing service to our customers, which have been, and may continue to be, affected by numerous forces beyond our control, including geopolitical instability (including the effects of the Russia-Ukraine and Israel-Hamas conflicts), supply chain disruptions and constraints, product shortages, governmental regulations and trade restrictions, ongoing effects of the COVID-19 pandemic and inflationary pressures. A significant disruption in our ability to obtain these products, including any shortages in sources of supply, price increases, and production and other supply chain disruptions, could disrupt our ability to provide services and result in a loss of revenues, reduced margins and damage to our relationships with customers. In addition, while we seek to manage price and availability risks related to supplies, such as fuel, fertilizer, chemicals, and mulch, through procurement strategies, these efforts may not be successful, and we may experience adverse impacts due to rising prices of such products. Any such increases in prices could adversely affect our profits should we be unable to pass along such price increases to our customers.
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
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, or the systems of third parties upon whom we rely, could be breached or damaged by computer viruses, natural or man-made incidents or disasters, including third-party action, insider attacks, employee or service provider error or malfeasance, phishing or denial-of-service attacks, ransomware or other malware, social engineering, other unauthorized physical or electronic access, or otherwise. In addition, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our financial services providers and other vendors and third-party providers. A cyberattack or breach involving our information technology systems or those of our suppliers or other partners could result in business disruption, including disruptions in critical systems, corruption or loss of data, loss or theft of funds, theft of our intellectual property, trade secrets, customer information or other data and unauthorized access to, or release of, personnel information. In addition, we face increased information technology security and fraud risks due to employees working remotely, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, reputation, relationships with our customers, financial condition, operating results and cash flows and could expose us to data loss, allow others to unfairly compete with us, and subject us to litigation, government enforcement actions, regulatory penalties and costly response measures. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future, and we may not have adequate insurance coverage to compensate us for any losses relating to such events.
Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, information technology systems continue to evolve and become more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis, and future cyber-attacks could go undetected and persist for an extended period of time. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or yet unknown threats, as in some instances, we, or our suppliers and other partners, may be unaware of an incident or its magnitude and effects. We also face the risk that we may expose our customers or partners to cybersecurity attacks. Furthermore, our vendors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance employees and reputation. Any of these factors could have a material adverse effect on us.
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
Various economic factors, such as inflationary pressures, increasing interest rates, decreased discretionary spending and customers' confidence in future economic conditions, and any economic downturn or recession, may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. That may make it difficult to estimate our customers' requirements for our services and, therefore, add uncertainty to customer demand. Such economic factors may also cause a reduction in our customers' spending for our services and impact the ability of our customers to pay amounts owed, which could reduce our cash flow and adversely impact our debt or equity financing. These events could have a material adverse effect on our operations and our ability to grow at historical levels. In addition, inflation during the past few years has led us to experience higher costs, including increased labor and transportation costs and costs for materials from suppliers, and in the competitive markets in which we operate, we may not be able to increase prices correspondingly to preserve our gross margins and profitability.
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
Natural disasters, the nature, frequency and severity of which may be exacerbated by climate change, public health crises, terrorist attacks, civil unrest, political instability, such as the Russia-Ukraine and Israel-Hamas conflicts, and other adverse external events could materially damage our facilities or disrupt our operations or damage the facilities or disrupt the operations of our customers or vendors, and may pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time. Although preventative measures may help to mitigate damage, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance. The occurrence of any such event could adversely affect our business, financial condition and results of operations.
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
The Biden administration has announced in 2021 and 2022, and in certain cases has enacted, a number of tax proposals to fund new government investment in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which, if implemented, could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income. The IRA also created a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries which may be applicable to our business. While we do not believe the IRA will have a direct negative impact on our business, the effects of the measures are unknown at this time.
We are implementing a new enterprise resource planning system. Our failure to implement it successfully, on time and on budget could have a material adverse effect on us.
We are in the process of implementing a new enterprise resource planning ("ERP") system, which began in the fourth quarter of 2021 and will continue over the next several years. ERP implementations are complex, time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business.
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
Our Board of Directors has adopted a dividend policy pursuant to which we currently pay a cash dividend on our common shares on a quarterly basis. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our Board of Directors may deem relevant. The declaration and payment of any dividend is subject to the approval of our Board of Directors and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.
Item 1B.  Unresolved Staff Comments.
There are no unresolved comments from the Staff of the SEC.

Item 1C. Cybersecurity.
Risk management and strategy
Overview
Cybersecurity is an integral part of our overall enterprise risk analysis and discussions. We recognize the critical importance of assessing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the integrity, confidentiality, and availability of our company, customer, and employee data.
Our cybersecurity program draws from the recognized framework established by the National Institute of Standards and Technology and focuses on five key pillars of threat mitigation, which consist of identification, protection, detection, response, and recovery. We deploy various tools to address these areas, including robust password requirements, firewalls, limiting access to sensitive information, multi-factor authentication requirements, and anti-malware, intrusion prevention and detection systems. We periodically review and update Davey’s policies, standards, processes, and procedures regarding cybersecurity threats and incidents, including by assessing current threat intelligence, conducting tabletop exercises, and performing vulnerability and security testing. Recognizing the complexity and evolving nature of cyberattacks, we also engage with a range of third-party experts to help identify and manage cybersecurity risk, including monitoring and evaluating traffic on our network, assisting with penetration testing and tabletop exercises, and consulting on best practices.
Davey Tree also uses third-party service providers to support its business operations and many of its technology platforms and is aware of risks associated with using such services. We periodically monitor and assess third-party service providers from a cybersecurity risk perspective and continuously seek to enhance our third-party risk management program.
Awareness and Training
All Davey employees are offered multiple security awareness training opportunities throughout the year, including at the time of hire. The training is further supplemented by periodic phishing simulations as an interactive way to engage and train employees to help identify potential cybersecurity risks and further build threat resilience. Additionally, we provide specialized security training for certain employee roles such as application developers. Improper or illegitimate use of Davey’s information system resources or violation of our information security policies and procedures may result in disciplinary action, including up to termination.
Cybersecurity Incident Response Plan
A detailed Cybersecurity Incident Response Plan (“CIRP”) is maintained and practiced at least annually. The CIRP provides organizational and operational structures, processes, and procedures designed to identify key incident response stakeholders, and allow our personnel to properly respond to material incidents that may affect the function and security of information technology assets, information resources, and business operations. We have a designated incident response team in place to carry out the CIRP, which consists of core members from our information technology group and an extended team consisting of key personnel from areas such as Legal, Finance, Human Resources and Public Relations that we can engage as deemed necessary, as well as third-party experts.
Risks from Cybersecurity Threats
We face a number of cybersecurity risks in connection with our business and have, from time to time, experienced external threats seeking to compromise the security, confidentiality, or integrity of our data and systems, including malware and computer virus attacks. However, as of the date of this report, Davey Tree is not aware of any such risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.
Governance
Management’s Role
A dedicated team of information technology leaders, led by our Chief Information Officer (“CIO”), plays a pivotal role in managing our enterprise-wide cybersecurity strategy, policies, standards, architecture, and processes, with a continuous focus on improvement. These individuals collectively have decades of experience managing the computing environment and have obtained various professional security certifications and advanced training in the field of cybersecurity and technology.
The CIO provides regular updates to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as well as other members of Davey’s executive leadership team, as deemed necessary, on matters relating to cybersecurity. In addition to scheduled briefings, the CIO maintains an ongoing dialogue with our executive leadership team regarding emerging or potential cybersecurity risks.
Board of Directors Oversight
The Board of Directors (“the Board”) is acutely aware of the critical nature of managing risks related to cybersecurity threats. The CEO, CFO or CIO periodically briefs the Board on Davey Tree’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape, ensuring the Board has comprehensive oversight and can provide guidance on critical cybersecurity matters.
The Board recognizes its responsibility to oversee risk management. As part of this responsibility, the Board requires management to perform an overall assessment of risk annually. This enterprise-wide risk management assessment is designed to review and identify potential events that may affect us, including cybersecurity risks, manage risks within our risk profile and provide reasonable assurance regarding the achievement of our objectives. The Audit Committee has the responsibility of reviewing the enterprise-wide risk assessment and discusses with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our financial risk assessment and risk management policies.
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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	59	Owned	386,348	21
Utility	3	Owned	36,307	3
Residential and Commercial, and Utility	4	Owned	48,506	4
All Other	10	Owned	181,426	2

We also lease approximately 218 properties in 36 states, five provinces and Puerto Rico.
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

Since the individual defendants' criminal matters are now resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. The Company’s motion for summary judgment was argued before the State Court in October 2023 and remains pending. The State Court has set a civil jury trial for the week of July 29 to August 2, 2024.
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided, and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. The Federal Court has not yet set a trial date.
Previously, on December 17, 2018, the United States Attorneys Office for the Southern District of Georgia (“United States Attorney”) informed the Company and Wolf Tree that they are also under investigation for potential civil or other violations of immigration and other laws relating to the subject matters of the criminal investigation referenced above. The Company and Wolf Tree fully cooperated with the investigation.
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
Northern California Wildfire Cases
Five lawsuits were filed that name contractors for PG&E Corporation and its subsidiary, Pacific Gas and Electric Company (together, “PG&E”), including Davey Tree, with respect to claims arising from a wildfire event that occurred in Pacific Gas and Electric Company’s service territory in northern California beginning on October 8, 2017. An action was brought on August 8, 2019 in Napa County Superior Court, entitled Walker, et al. v. Davey Tree Surgery Company, et al., Case No. 19CV001194. An action was brought on October 8, 2019 in San Francisco County Superior Court, entitled Abram, et al. v. ACRT, Inc., et. al, Case No. CGC-19-579861. An action was brought on October 7, 2019 in San Francisco Superior Court, entitled Adams, et al. v. Davey Resource Group, Inc., et al., Case No. CGC-19-579828. An action was brought on October 8, 2019 in Sacramento Superior Court, entitled Antone, et al. v. ACRT, Inc. et al., Case No.

34-2019-00266662. An action was brought on October 7, 2019 in Sacramento Superior Court, entitled Bennett, et al. v. ACRT, Inc. et al., Case No. 2019-00266501.
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust (“Plaintiffs’ Trust”), which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the Court granted Davey Tree’s petition to coordinate all cases as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all of the actions were stayed in their home jurisdictions, subject to further court order.
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
At a case management conference in JCCP No. 4955 on February 24, 2022, the Court ordered that Davey Tree and the plaintiffs participate in a mediation. The mediation commenced on October 17, 2022. At a case management conference on September 26, 2023, the parties reported to the Court that they had reached a settlement in principle and needed additional time to work on a long form settlement agreement. The parties jointly requested that the Court continue trial dates and other proceedings while the parties attempt to reach final terms on a global resolution. The Court originally set a trial date for October 2, 2023 involving the claim of the Plaintiffs’ Trust as to the Atlas burn location. On July 26, 2023, based on a joint request by the parties, the Court vacated the October 2, 2023 Atlas trial date and reset the Atlas trial for February 26, 2024, which has been vacated. The Court in the Walker case set a trial date of March 4, 2024 for claims related to the Patrick burn location. Pursuant to the parties’ stipulation, that trial date has been continued to August 19, 2024.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a $200,000,000 corresponding insurance recoverable within our Condensed Consolidated Balance Sheet as of December 31, 2023.
Item 4.  Mine Safety Disclosures.
Not applicable.

Information about our Executive Officers.
Our executive officers and their present positions and ages as of March 1, 2024 follows:

Name	Age	Position	Years with Company	Served as an Executive Officer Since

Patrick M. Covey	60	Chairman, President and Chief Executive Officer	32	2007

Joseph R. Paul, CPA	62	Executive Vice President, Chief Financial Officer and Assistant Secretary	18	2005

Christopher J. Bast, CPA, CTP	56	Senior Vice President, Treasurer and Operations Support	10	2013

Joseph E. Day	64	Executive Vice President, U.S. Residential Operations	42	2022

James E. Doyle	55	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	34	2014

Lawrence R. Evans	65	Executive Vice President and General Manager, Davey Tree Surgery Company	43	2022

James C. Houston	58	Vice President and General Manager, Eastern Operations, U.S. Residential/Commercial Services and Commercial Landscape Services	31	2022

Gregory M. Ina	52	Executive Vice President, The Davey Institute and Employee Development	28	2016

Dan A. Joy	66	Executive Vice President and Assistant to the President	47	2013

Brent R. Repenning	52	Executive Vice President, U.S. Utility and Davey Resource Group	29	2014

Erika J. Schoenberger	44	Vice President, General Counsel and Secretary	6	2018

Thea R. Sears, CPA	55	Vice President and Controller	30	2010
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

	Common Share Price Range		Cash Dividends Declared (in cents)
	High	Low
Fiscal Year 2023
First quarter ended April 1, 2023	$18.50	$18.10	2.00
Second quarter ended July 1, 2023	18.50	18.50	2.00
Third quarter ended September 30, 2023	20.80	18.50	2.00
Fourth quarter ended December 31, 2023	22.20	20.80	2.50
Fiscal Year 2022
First quarter ended April 2, 2022	18.10	16.40	1.75
Second quarter ended July 2, 2022	18.10	18.10	2.00
Third quarter ended October 1, 2022	18.10	18.10	2.00
Fourth quarter ended December 31, 2022	18.10	18.10	2.00
On December 4, 2020, our Board of Directors approved a change to our dividend policy. Under the revised dividend policy, we will now target a dividend yield in the range of .4% to .5% on an annual basis. The Board will evaluate the dividend on a semiannual basis in conjunction with our independent stock valuation and if the current annual dividend is less than .4% of our current stock price, the Board intends to increase the quarterly cash dividend.
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
Record Holders
On March 8, 2024, we had 4,735 record holders of our common shares.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities
The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2023
January 1 to January 28	35	$18.10	—	3,323,819
January 29 to February 25	10,122	18.10	—	3,323,819
February 26 to April 1	445,198	18.50	—	3,323,819
Total First Quarter	455,355	18.49	—

April 2 to April 29	650,351	18.50	—	3,323,819
April 30 to May 27	638,773	18.50	—	3,323,819
May 28 to July 1	235,631	18.50	116,147	3,207,672
Total Second Quarter	1,524,755	18.50	116,147

July 2 to July 29	4,314	18.50	—	3,207,672
July 30 to August 26	38,621	20.80	—	3,207,672
August 27 to September 30	592,574	20.80	—	3,207,672
Total Third Quarter	635,509	20.78	—

October 1 to October 28	807,886	20.80	409,381	2,798,291
October 29 to December 2	343,365	20.80	—	2,798,291
December 3 to December 31	206,104	20.80	—	2,798,291
Total Fourth Quarter	1,357,355	20.80	409,381

Total	3,972,974	$19.65	525,528

(1) During the year ended December 31, 2023, the Company purchased 3,447,446 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 2,798,291 remained available under the program as of December 31, 2023. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

Stock Performance Graph
Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index
The following Performance Graph compares cumulative total shareholder returns (assuming an initial investment of $100 on December 31, 2018, and reinvestment of dividends) for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index (the "S&P 500 Index") and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The peer group are all publicly held companies deemed to be engaged in similar lines of business.

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company

325
300
275
250
225
200
175
150
125
100
75
Five-Year Cumulative Return
2018
2019
2020
2021
2022
2023
Davey Tree
S&P 500 Index
Peer Group

	2018	2019	2020	2021	2022	2023
Davey Tree	100	115	143	174	178	215
S&P 500 Index	100	131	156	200	164	207
Peer Group	100	117	195	223	212	292
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
▪Overview of 2023 Results;
▪Results of Operations, including fiscal 2023 compared to fiscal 2022;
▪Liquidity and Capital Resources, including cash flow summary, contractual obligations summary, off-balance sheet arrangements, and capital resources;
▪Recent Accounting Guidance;
▪Critical Accounting Policies and Estimates; and
▪Market Risk Information, including interest rate risk and foreign currency exchange rate risk.
OVERVIEW OF 2023 RESULTS
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
Impact of Recent Trends
Our business continues to be impacted by a number of macro-economic factors. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe, as well as the Israel-Hamas war, have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs, increasing interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.

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
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023/2022	2022/2021
Revenues	100.0%	100.0%	100.0%	12.1%	9.7%
Costs and expenses:
Operating	64.4	64.6	64.3	11.6	10.4
Selling	18.0	18.0	17.6	12.4	12.1
General and administrative	7.8	7.7	7.2	14.2	16.3
Depreciation	3.2	3.4	3.8	3.1	(1.8)
Amortization of intangible assets	.3	.2	.2	57.1	6.0
Gain on sale of assets, net	(.4)	(.5)	(.4)	(16.5)	51.9
	93.3	93.4	92.7	11.9	10.5
Income from operations	6.7	6.6	7.3	13.9	(1.0)
Other income (expense):
Interest expense	(.8)	(.4)	(.4)	124.3	23.2
Interest income	.1	.1	—	98.3	nm
Other	(.3)	(.7)	(.5)	(48.1)	40.5
Income before income taxes	5.7	5.6	6.5	14.1	(4.7)
Income taxes	1.5	1.6	1.7	5.0	.7
Net income	4.2%	4.0%	4.8%	17.7%	(6.7)%

nm--not meaningful

Fiscal 2023 Compared to Fiscal 2022
A comparison of our fiscal year 2023 results to 2022 follows:

	Year Ended December 31,
	2023	2022	Change	% Change
Revenues	$1,693,481	$1,511,081	$182,400	12.1%
Costs and expenses:
Operating	1,089,605	976,316	113,289	11.6
Selling	305,624	271,882	33,742	12.4
General and administrative	132,571	116,036	16,535	14.2
Depreciation	53,571	51,969	1,602	3.1
Amortization of intangible assets	5,072	3,228	1,844	57.1
Gain on sale of assets, net	(7,169)	(8,586)	1,417	(16.5)
	1,579,274	1,410,845	168,429	11.9
Income from operations	114,207	100,236	13,971	13.9
Other income (expense):
Interest expense	(13,745)	(6,129)	(7,616)	124.3
Interest income	1,894	955	939	98.3
Other	(5,120)	(9,863)	4,743	(48.1)
Income before income taxes	97,236	85,199	12,037	14.1
Income taxes	25,096	23,909	1,187	5.0
Net income	$72,140	$61,290	$10,850	17.7%
Revenues--Revenues of $1,693,481 increased $182,400 compared with the $1,511,081 reported in 2022. Utility increased $94,424, or 11.2%, from the prior year. The increase was primarily attributable to additional revenues from increased work year-over-year on existing accounts, rate increases and new accounts. Residential and Commercial increased $87,483, or 13.1%, from 2022. Increases were primarily attributable to increases in tree surgery and plant care, grounds maintenance, consulting services and storm damage services.
Operating Expenses--Operating expenses of $1,089,605 increased $113,289 from the prior year, but as a percentage of revenues decreased to 64.4% from 64.6%. Utility experienced an increase of $78,177, or 12.7%, from 2022, and as a percentage of revenues increased to 74.4% from 73.5%. Increases in payroll and benefits expenses, equipment expenses, material expense, subcontractor expense and crew expenses were partially offset by a decrease in tool expense. Residential and Commercial increased $45,451, or 12.8%, compared with 2022 but as a percentage of revenue decreased to 52.9% from 53.1%. Increases were primarily in payroll and benefits expense, materials expense, subcontractor expense, fuel expense, equipment expense and tools and parts expense.
Fuel costs decreased in 2023 as compared with fuel costs for 2022 and impacted operating expenses within both segments. During 2023, fuel expense of $53,699 decreased $6,641, or 11.0%, from the $60,340 incurred in 2022. The $6,641 decrease included price decreases approximating $9,020 and usage increases approximating $2,379.
Selling Expenses--Selling expenses of $305,624 increased $33,742 from 2022 but as a percentage of revenues remained at 18.0%. Utility increased $9,268, or 9.1%, from 2022 but as a percentage of revenue decreased to 11.9% from 12.1%. Increases were primarily in wages and incentive expense and travel expense. Residential and Commercial increased $19,162, or 10.9%, from 2022 but as a percentage of revenue decreased to 25.9% from 26.4%. Increases were primarily in field management wages and incentive expense, office rent and travel expense.

General and Administrative Expenses--General and administrative expenses of $132,571 increased $16,535 from 2022 and as a percentage of revenues increased to 7.8% from 7.7%. Increases were primarily in salary and incentive expense, travel expense and professional services.
Depreciation and Amortization Expense--Depreciation and amortization expense of $58,643 increased $3,446 from the prior year but as a percentage of revenues decreased to 3.5% from 3.6%. The increase was attributable to the timing of capital expenditures placed in service.
Gain on Sale of Assets--Gain on the sale of assets of $7,169 decreased $1,417 from the $8,586 recognized in 2022. The decrease was the result of the sale of more vehicles and equipment at a lower average gain per unit in 2023 as compared with our average gain in 2022.
Interest Expense--Interest expense of $13,745 increased $7,616 from the $6,129 incurred in 2022. The increase was attributable to higher average debt levels and borrowing rates necessary to fund operations, capital expenditures and purchases of treasury shares.
Interest Income--Interest income of $1,894 increased $939 from the $955 of interest income in 2022. The increase was attributable to increases in interest rates and increases in our investments in marketable securities in our captive insurance subsidiary.
Other, Net--Other expense, net of $5,120 decreased $4,743 from the $9,863 experienced in 2022. Other, expense net, consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for 2023 were $25,096, an effective tax rate of 25.8%, compared with income taxes for 2022 of $23,909, or an effective tax rate of 28.2%. The decrease of 2.4% in the effective tax rate as compared to 2022 related to non-deductible expenses and state income taxes.
Net Income--Net income of $72,140 was $10,850 more than the $61,290 earned in 2022.
Fiscal 2022 Compared to Fiscal 2021
A detailed discussion of the prior year 2022 to 2021 year-over-year changes has been omitted from this Form 10-K and can be found in Part II, Item 7. Management's Discussion and Analysis, in the 2022 Annual Report on Form 10-K filed with the SEC on March 16, 2023; which specific discussion is incorporated herein by reference.
Goodwill—Impairment Tests
Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2023 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2023 that would impact this conclusion.
The fair values of the reporting units were estimated using discounted projected cash flows for the goodwill impairment analysis that required assumptions related to revenues, operating margins, growth rates, discount rates, and working capital requirements. In determining those assumptions, we consider data for each reporting unit, including its annual budget for the upcoming year, its longer-term performance expectations, anticipated future cash flows and market data. Assumptions were also made for perpetual growth rates for periods beyond the forecast period. The assumptions used to calculate the fair value of a reporting unit may change from year to year based on operating results, market conditions and other factors. Changes in these assumptions could materially affect the determination of the fair value for each reporting unit.
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
The carrying value of the recorded goodwill for all reporting units totaled approximately $84,800 at December 31, 2023. Based upon the goodwill impairment analysis conducted in the fourth quarter 2023, the determined fair value of the reporting units exceeded their carrying value by more than a significant amount.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2023 and December 31, 2022, are summarized as follows:

	2023	2022
Cash provided by (used in):
Operating activities	$71,450	$77,898
Investing activities	(99,875)	(131,516)
Financing activities	20,918	52,827
Effect of exchange rate changes on cash	51	(143)
Decrease in cash	$(7,456)	$(934)
Net Cash Provided by Operating Activities--Operating activities in 2023 provided cash of $71,450 as compared to $77,898 provided in 2022. The $6,448 net decrease was primarily attributable to a $4,372 increase in the change in accounts receivables, a decrease of $7,901 in the change in self-insurance accruals, a $17,664 change in mitigation bank credit inventory and a $4,426 increase in the change in other assets and liabilities, which was partially offset by a $2,908 difference in the change in accounts payable and accrued expenses.
Overall, accounts receivable increased $38,086 in 2023 as compared to the increase of $33,714 experienced in 2022. The increase in 2023 was attributable to the timing of payments from Utility segment customers. With respect to the change in accounts receivable arising from business levels, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of 2023 decreased by one day to 80 days, as compared to 2022. The DSO at December 31, 2022 was 81 days. We use DSO to monitor trends in customer payment patterns and collection efforts.
Accounts payable and accrued expenses increased $7,720 in 2023, a $2,908 change from the increase of $4,812 experienced in 2022. The change was primarily attributable to increases in the changes of payroll taxes payable, income taxes payables, and employee compensation accruals. Income taxes payable was impacted by the timing of estimated payments. Employee compensation accruals increased in 2023 compared to a decrease in 2022.
Self-insurance accruals increased $284 in 2023, a change of $7,901 compared to the increase of $8,185 experienced in 2022. The increase occurred within our workers compensation and vehicle liability classifications and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.
Mitigation bank credit inventories increased by $22,034 and affected operating cash flows by $17,664. A total of $10,721 was included in purchases of businesses in investing activities related to our purchase of a business in 2022. The increase resulted from an expansion of our business related to mitigation bank credit production in 2023.
Other assets and liabilities, net increased $8,383 in 2023, a $4,426 change compare to the increase of $12,809 experienced in 2022. The increase was primarily attributable to an increase prepaid expenses and decreases in pension and other liabilities, which was partially offset by decreases in operating supplies and deposits and other assets.
Net Cash Used in Investing Activities--Investing activities used $99,875 in cash, $31,641 less than the $131,516 used in 2022. The decrease was primarily attributable to an increase in proceeds from the sale of marketable securities for our captive insurance subsidiary.
Net Cash Provided by Financing Activities--Financing activities provided $20,918 in cash in 2023, $31,909 less than the $52,827 of cash provided in 2022. Our net payments on our revolving credit facility was $8,817 in 2023 as compared with the $103,601 net borrowed during 2022. The decrease in the revolving credit facility primarily relates to the issuance of $75,000 of senior notes during the fourth quarter of 2023, the proceeds of which were used to pay down the revolving credit facility. Proceeds from notes payable totaled $164,107 and payments of notes payable totaled $93,327 during 2023. Purchases of common shares for treasury of $78,076 were partially offset by net cash received of $44,854 from the sale of common shares and cash received from our common share subscription offering. Dividends paid during 2023 totaled $3,850.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $26,122 and $16,817 in 2023 and 2022, respectively. Purchases of common shares, other than redeemable common shares, approximated $51,954 and $58,877 in 2023 and 2022, respectively.
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

As of December 31, 2023, we had unused commitments under the revolving credit facility approximating $180,760 and $144,240 committed, which consisted of $141,616 borrowings and issued letters of credit of $2,624.
In January 2023, we amended our amended and restated credit agreement to update the benchmark interest rate provisions to replace LIBOR with SOFR. As of December 31, 2023, borrowings outstanding bore interest, at the Company's option, of either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. As of December 31, 2023, the base rate was the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the "Note Purchase and Shelf Agreement") between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in September 2021. Among other things, the amendment increased the total facility limit to $150,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to September 2024. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2021 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $150,000. As the Company has issued notes in an aggregate amount of 150,000 under the Note Purchase and Shelf Agreement, it no longer has capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement (the "Shelf Notes").
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
6.19% Senior Unsecured Notes--On November 28, 2023, we issued 6.19% Senior Notes, Series C (the "6.19% Senior Notes") pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $75,000. The 6.19% Senior Notes are due November 28, 2028. The 6.19% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable quarterly and three annual principal payments commence on November 28, 2026.
The net proceeds of all senior notes were used to pay down borrowings under our revolving credit facility.
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.

Term Loans, Weighted-Average Interest Rate--The weighted-average interest rate on the term loans approximated 5.19% at December 31, 2023 and 3.14% at December 31, 2022.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2023 were as follows: 2024--$40,429; 2025--$19,846; 2026--$173,783; 2027--$45,000; and 2028--$45,000.
Accounts Receivable Securitization Facility--In June 2023, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to July 21, 2024. In addition to extending the termination date, the amendment allows the borrower, a wholly-owned subsidiary of the Company, under certain circumstances, to increase the limit of its AR Securitization facility to $150,000.
The AR Securitization program has a limit of $90,000, of which $89,689 were issued for letters of credit ("LCs") as of December 31, 2023 and December 31, 2022.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2023--to the bank in exchange for the bank issuing LCs.
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
As of December 31, 2023, we were in compliance with all debt covenants.

Contractual Obligations Summary
The following is a summary of our long-term contractual obligations, at December 31, 2023, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2024	2025	2026	2027	2028	Thereafter
Revolving credit facility	$141,616	$—	$—	$141,616	$—	$—	$—
Senior unsecured notes	178,484	22,638	22,038	36,440	49,912	47,456	—
Term loans	33,604	26,087	5,238	2,279	—	—	—
Financing lease obligations	20,245	5,566	4,942	4,071	2,449	1,647	1,570
Operating lease obligations	118,210	42,926	33,876	21,579	12,050	4,895	2,884
Self-insurance accruals	134,432	50,328	30,155	20,113	12,099	6,587	15,150
Purchase obligations	24,716	24,716	—	—	—	—	—
Litigation accrual	200,000	200,000	—	—	—	—	—
Other liabilities	11,726	1,399	1,761	1,615	1,253	1,115	4,583
	$863,033	$373,660	$98,010	$227,713	$77,763	$61,700	$24,187
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2023. Litigation accrual includes the amount accrued for losses related to California wild fire claims that we believe will be paid in 2024. A corresponding insurance receivable has also been recorded. See Item 3. Legal Proceedings for more information. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2023, have not been included in the summary above. Noncurrent deferred taxes are also not included in the summary.
As of December 31, 2023, total commitments related to issued letters of credit were $94,702, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,389 were issued under short-term lines of credit. As of December 31, 2022, total commitments related to issued letters of credit were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,122 were issued under short-term lines of credit.
Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2024 through 2027. We intend to renew the performance bonds where appropriate and as necessary.
There are no "off-balance sheet arrangements" as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash of $11,070 as of December 31, 2023 included $8,863 in the U.S. and $2,207 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate any portion of our 2023 Canadian earnings to satisfy our 2024 U.S. based cash flow needs.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2023, we had working capital of $230,408, unused short-term lines of credit approximating $8,201, and $180,760 available under our revolving credit facility.
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
The following table provides information, as of December 31, 2023, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2023.

	Expected Maturity Date							Fair Value December 31, 2023
	2024	2025	2026	2027	2028	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$40,430	$19,846	$32,166	$45,000	$45,000	$—	$182,442	$178,641
Average interest rate	5.5%	4.1%	5.1%	5.5%	5.5%	—%
Variable rate	$—	$—	$141,616	$—	$—	$—	$141,616	$141,616
Average interest rate	—%	—%	6.6%	—%	—%	—%
The interest rate on the variable-rate debt, as of December 31, 2023, ranged from 6.5% to 6.6%.
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
For the year ended December 31, 2023, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2023, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

/s/ Patrick M. Covey	/s/ Joseph R. Paul	/s/ Thea R. Sears
Patrick M. Covey Chairman, President and Chief Executive Officer	Joseph R. Paul Executive Vice President, Chief Financial Officer and Assistant Secretary	Thea R. Sears Vice President and Controller
Kent, Ohio
March 11, 2024
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service and process efficiencies through the implementation of SAP S/4 Hana, a cloud-based Enterprise Resource Planning system. The initial phase to implement the human resource and payroll process was deployed during the fourth quarter of 2021 and the first three subsidiary companies were implemented to SAP S/4 Hana in the third quarter of 2023. Additional phases will continue over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout the development and deployment of each phase. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.  Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Information about our executive officers is included in the section "Information about our Executive Officers," pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.
Information about our directors will be included in the sections "Proposal One-Election of Directors" and "Corporate Governance-Board Independence" of our 2024 Proxy Statement, which is incorporated into this report by reference.
Information about our audit committee and our audit committee financial expert will be included in the sections "Corporate Governance-Committees of the Board of Directors-Audit committee" and "Corporate Governance-Committees of the Board of Directors" of our 2024 Proxy Statement, which are incorporated into this report by reference.
Information required by Item 405 of Regulation S-K will be included in the section "Ownership of Common Shares-Delinquent Section 16(a) Reports" of our 2024 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Corporate Governance-Shareholder Nominations for Director," which is incorporated into this report by reference.
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
Item 11.  Executive Compensation.
Information about executive and director compensation will be included in the sections "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Named Executive Officers," "2023 Director Compensation", and "Corporate Governance-Compensation Committee Interlocks and Insider Participation" of our 2024 Proxy Statement, which are incorporated into this report by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about ownership of our common shares by certain persons will be included in the section "Ownership of Common Shares" of our 2024 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans will be included in the section "Compensation of Named Executive Officers-Equity Compensation Plan Information" of our 2024 Proxy Statement, which is incorporated into this report by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information about certain transactions between us and our affiliates and certain other persons and the independence of directors will be included in the sections "Corporate Governance-Board Independence" and "Corporate Governance-Transactions with Related Persons" of our 2024 Proxy Statement, which are incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services.
Information about our principal accountant’s fees and services is in the section "Proposal 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm-Fees and Other Matters" of our 2024 Proxy Statement, which is incorporated into this report by reference.
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

EXHIBIT INDEX
Exhibit No.	Description

10.7 *	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.8 *	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.9 *	The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (January 1, 2024 Restatement).	Filed Herewith

10.10 *	2014 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014).

10.11 *	Management Incentive Compensation Plan, as last amended as of December 7, 2023	Filed Herewith

10.12 **
Receivables Financing Agreement, dated May 9, 2016, as amended through Amendment No. 10, dated June 30, 2022, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2022).

10.13 **
Receivables Financing Agreement Amendment No. 11, dated June 29, 2023, among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023).

10.14 **
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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2024.

THE DAVEY TREE EXPERT COMPANY

/s/ Patrick M. Covey
Patrick M. Covey Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2024.

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
YEAR ENDED DECEMBER 31, 2023
THE DAVEY TREE EXPERT COMPANY
KENT, OHIO

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statements Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
The Company is generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability, and general liability claims. The Company uses commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Self-insurance accruals consist of the projected settlement value of reported and unreported claims. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience. Self-insurance accruals as of December 31, 2023, were $134.4 million.
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
Given the degree of subjectivity related to estimating self-insurance losses and liabilities, auditing these accruals required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self-insurance accruals were appropriately recorded as of December 31, 2023.

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
–We evaluated the methods and assumptions used by management to understand the claims incurred in order to estimate the self-insurance accruals by:
–Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.
•Comparing management’s historical estimates to actual payments during the current year to identify potential bias in the determination of the self-insurance accruals.
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
March 11, 2024

We have served as the Company's auditor since 2018.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash	$11,070	$18,526
Accounts receivable, net	360,470	321,810
Operating supplies	18,369	17,976
Prepaid expenses	44,534	32,080
Other current assets	72,237	51,872
Total current assets	506,680	442,264
Property and equipment, net	312,678	268,539
Right-of-use assets - operating leases	110,248	104,612
Marketable securities and other investments	34,565	28,909
Insurance receivable	200,000	7,500
Other assets	11,875	15,341
Intangible assets, net	20,214	18,949
Goodwill	84,800	70,107
Total assets	$1,281,060	$956,221

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease liabilities and short-term debt	$45,766	$26,872
Current portion of operating lease liabilities	39,043	34,652
Accounts payable	59,140	50,171
Accrued expenses	81,944	77,454
Self-insurance accruals	50,379	56,221
Total current liabilities	276,272	245,370
Long-term debt	148,261	155,777
Senior unsecured notes	134,916	74,991
Lease liabilities - finance leases	13,544	9,481
Lease liabilities - operating leases	71,134	68,878
Self-insurance accruals	84,053	77,926
Litigation accrual	200,000	7,500
Other liabilities	11,726	16,520
Total liabilities	939,906	656,443
Commitments and contingencies (Note U)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 8,499 and 9,188 shares at redemption value as of December 31, 2023 and 2022	188,680	169,978

Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,328 and 76,640 shares issued and outstanding before deducting treasury shares and which excludes 8,499 and 9,188 shares subject to redemption as of December 31, 2023 and 2022	39,308	38,550
Additional paid-in capital	197,962	162,828
Common shares subscribed, unissued	22,832	23,864
Retained earnings	330,436	293,993
Accumulated other comprehensive loss	(4,785)	(5,588)
	585,753	513,647
Less: Cost of Common shares held in treasury; 44,480 shares in 2023 and 43,110 in 2022	416,616	363,502
Common shares subscription receivable	16,663	20,345
Total common shareholders' equity	152,474	129,800
Total liabilities and shareholders' equity	$1,281,060	$956,221

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$1,693,481	$1,511,081	$1,378,053
Costs and expenses:
Operating	1,089,605	976,316	884,232
Selling	305,624	271,882	242,453
General and administrative	132,571	116,036	99,784
Depreciation	53,571	51,969	52,927
Amortization of intangible assets	5,072	3,228	3,044
Gain on sale of assets, net	(7,169)	(8,586)	(5,653)
	1,579,274	1,410,845	1,276,787
Income from operations	114,207	100,236	101,266
Other income (expense):
Interest expense	(13,745)	(6,129)	(4,973)
Interest income	1,894	955	175
Other	(5,120)	(9,863)	(7,021)

Income before income taxes	97,236	85,199	89,447
Income taxes	25,096	23,909	23,748

Net income	$72,140	$61,290	$65,699

Share data:
Earnings per share--basic	$1.66	$1.38	$1.46

Earnings per share--diluted	$1.58	$1.31	$1.38

Weighted-average shares outstanding:
Basic	43,452	44,448	45,081

Diluted	45,538	46,737	47,590

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$72,140	$61,290	$65,699
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments gains (losses)	589	(1,857)	84
Unrealized gain (loss) on available-for-sale securities	291	(199)	—
Defined benefit pension plans:
Net gain (loss) arising during the year	(77)	553	141
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	—	71	102
Prior service cost	—	17	47
	—	88	149
Defined benefit pension plan adjustments	(77)	641	290

Total other comprehensive income (loss), net of tax	803	(1,415)	374

Comprehensive income	$72,943	$59,875	$66,073

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2021	$37,801	$110,069	$—	$206,711	$(4,547)	$(270,360)	$—	$79,674
Net income	—	—	—	65,699	—	—	—	65,699
Change in 401KSOP and ESOP related shares	578	12,405	—	(29,533)	—	—	—	(16,550)
Shares sold to employees	—	10,899	—	—	—	10,291	—	21,190
Options exercised	—	(443)	—	—	—	4,773	—	4,330
Stock-based compensation	—	2,967	—	—	—	—	—	2,967
Dividends, $.06 per share*	—	—	—	(2,898)	—	—	—	(2,898)
Other comprehensive income	—	—	—	—	374	—	—	374
Shares purchased	—	—	—	—	—	(50,946)	—	(50,946)
Balances at December 31, 2021	$38,379	$135,897	$—	$239,979	$(4,173)	$(306,242)	$—	$103,840
Net income	—	—	—	61,290	—	—	—	61,290
Change in 401KSOP and ESOP related shares	171	3,517	—	(3,736)	—	—	—	(48)
Shares sold to employees	—	16,357	—	—	—	13,878	—	30,235
Options exercised	—	(673)	—	—	—	3,317	—	2,644
Subscription shares	—	1,560	23,864	—	—	1,239	(20,345)	6,318
Stock-based compensation	—	6,170	—	—	—	—	—	6,170
Dividends, $.08 per share	—	—	—	(3,540)	—	—	—	(3,540)
Other comprehensive loss	—	—	—	—	(1,415)	—	—	(1,415)
Shares purchased	—	—	—	—	—	(75,694)	—	(75,694)
Balances at December 31, 2022	$38,550	$162,828	$23,864	$293,993	$(5,588)	$(363,502)	$(20,345)	$129,800
Net income	—	—	—	72,140	—	—	—	72,140
Change in 401KSOP and ESOP related shares	758	12,397	—	(31,847)	—	—	—	(18,692)
Shares sold to employees	—	18,252	—	—	—	20,412	—	38,664
Options exercised	—	(1,707)	—	—	—	3,939	—	2,232
Subscription shares	—	692	(1,032)	—	—	611	3,682	3,953
Stock-based compensation	—	5,500	—	—	—	—	—	5,500
Dividends, $.09 per share	—	—	—	(3,850)	—	—	—	(3,850)
Other comprehensive income	—	—	—	—	803	—	—	803
Shares purchased	—	—	—	—	—	(78,076)	—	(78,076)
Balances at December 31, 2023	$39,308	$197,962	$22,832	$330,436	$(4,785)	$(416,616)	$(16,663)	$152,474

* Per share amount adjusted for the two-for-one stock split effected in October 2021.

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$72,140	$61,290	$65,699
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation	53,571	51,969	52,927
Amortization	5,072	3,228	3,044
Gain on sale of assets	(7,169)	(8,586)	(5,653)
Deferred income taxes	1,175	(2,070)	(1,652)
Other	2,790	5,593	4,091
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(38,086)	(33,714)	(24,853)
Accounts payable and accrued expenses	7,720	4,812	(26,349)
Self-insurance accruals	284	8,185	16,685
Mitigation bank credit inventory	(17,664)	—	—
Other assets and liabilities, net	(8,383)	(12,809)	(7,970)
	(690)	16,608	10,270
Net cash provided by operating activities	71,450	77,898	75,969
Investing activities
Capital expenditures:
Equipment	(65,286)	(68,802)	(50,929)
Land and buildings	(22,036)	(20,438)	(16,599)
Purchases of businesses, net of cash acquired and debt incurred	(21,497)	(21,826)	(11,725)
Proceeds from sales of property and equipment	12,231	10,557	6,955
Purchases of marketable securities	(47,199)	(46,833)	(14,888)
Proceeds from sale of marketable securities	43,912	15,826	8
Net cash used in investing activities	(99,875)	(131,516)	(87,178)
Financing activities
Revolving credit facility borrowings	788,165	662,531	420,443
Revolving credit facility payments	(796,982)	(558,930)	(374,324)
Proceeds from notes payable	164,107	71,152	235,083
Payments of notes payable	(93,327)	(78,903)	(235,087)
Payments of financing leases	(3,973)	(2,987)	(3,348)
Purchases of common shares for treasury	(78,076)	(75,694)	(50,946)
Sales of common shares from treasury	41,172	35,588	25,520
Cash received on common-share subscriptions	3,682	3,610	—
Dividends	(3,850)	(3,540)	(2,898)
Net cash provided by financing activities	20,918	52,827	14,443
Effect of exchange rate changes on cash	51	(143)	25
Increase (Decrease) in cash	(7,456)	(934)	3,259
Cash, beginning of year	18,526	19,460	16,201
Cash, end of year	$11,070	$18,526	$19,460

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
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
Our business continues to be impacted, in varying degrees, by a number of macro-economic factors, including higher fuel costs, rising interest rates and a highly competitive labor market, which have created an inflationary environment and cost pressures.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks.
Mitigation Banking Credit Inventory--Our mitigation banking business creates and sells wetland, stream and other environmental credits and provides services to those engaged in permittee-responsible mitigation and environmental restoration. We record mitigation bank

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
credit inventory at the lower of cost or net realizable value. Inventory costs are based on estimated total costs for each mitigation bank, which could change as we perform mitigation banking activities.
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
Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Our annual impairment assessment date has been designated as the first day of our fourth fiscal quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2023 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2023 that would impact this conclusion.
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
December 31, 2023
(In thousands, except share data)
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 10% of revenues during 2023, 11% in 2022 and 13% in 2021. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.
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
Accounting Standards Update 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations--In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires annual and interim disclosure of the key terms of outstanding supplier finance programs and a roll-forward of the related obligations. The new standard does not affect the recognition,

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
measurement or financial statement presentation of the supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. In January 2023, we adopted ASU 2022-04 and have no material supplier finance program obligations.
Accounting Standards not yet Adopted
Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures--In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Accounting Standards Update 2023-07, Income Taxes (Topic 740): Improvements to Income Tax Disclosures--In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
D.    Business Combinations
Our investments in businesses were: (a) $34,077 in 2023, including liabilities assumed of $5,285 and debt issued of $7,046; (b) $46,229 in 2022, including liabilities assumed of $15,592 and debt issued of $7,445; and (c) $18,399 in 2021, including $3,713 of liabilities assumed and debt issued of $2,961.
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
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $14,758 in 2023 ($14,758 of which is deductible for tax purposes), $14,255 in 2022 ($14,255 of which is deductible for tax purposes) and $7,723 in 2021 ($2,228 of which is deductible for tax purposes).
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2023, 2022 and 2021 was not significant.
E.    Accounts Receivable, Net and Supplemental Balance Sheet Information
Accounts receivable, net, consisted of the following:

	December 31,
Accounts receivable, net	2023	2022
Accounts receivable	$263,426	$242,427
Unbilled receivables (1)	99,485	82,605
	362,911	325,032
Less allowances for credit losses	2,441	3,222
Total	$360,470	$321,810
(1) Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
The following items comprised the amounts included in the balance sheets:

	December 31,
Other current assets	2023	2022
Refundable income taxes	$—	$14
Mitigation bank credit inventory	28,385	6,351
Assets invested for self-insurance	20,959	24,828
Payroll taxes refundable	22,591	18,283
Other	302	2,396
Total	$72,237	$51,872

	December 31,
Property and equipment, net	2023	2022
Land and land improvements	$28,177	$26,023
Buildings and leasehold improvements	99,964	80,768
Equipment	684,562	663,207
	812,703	769,998
Less accumulated depreciation	500,025	501,459
Total	$312,678	$268,539
Interest incurred on funds used to construct company-owned buildings and equipment is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $4,961 and $2,049 in 2023 and 2022, respectively.

	December 31,
Other assets, noncurrent	2023	2022
Investment--cost-method affiliate	$1,405	$1,258
Deferred income taxes	6,001	6,828
Cloud computing arrangements	107	2,652
Other	4,362	4,603
Total	$11,875	$15,341

	December 31,
Accrued expenses	2023	2022
Employee compensation	$40,656	$35,536
Accrued compensated absences	14,483	13,034
Self-insured medical claims	2,309	2,806
Customer advances, deposits	1,275	7,736
Income taxes payable	1,135	6,573
Taxes, other than income	6,017	5,764
Other	16,069	6,005
Total	$81,944	$77,454

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)

	December 31,
Other liabilities, noncurrent	2023	2022
Pension and retirement plans	$5,630	$8,336
Other	6,096	8,184
Total	$11,726	$16,520
F.    Supplemental Cash Flow Information
Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2023	2022	2021
Interest paid	$18,200	$5,855	$4,929
Income taxes paid, net	29,677	18,367	34,094
Noncash transactions:
Debt issued for purchases of businesses	$7,046	$7,445	$2,961
Detail of acquisitions:
Assets acquired:
Cash	$249	$1,365	$292
Accounts receivable	211	10,794	509
Mitigation bank credit inventory	—	6,351	—
Operating supplies	1,538	48	1,044
Prepaid expense	141	126	203
Equipment	7,220	2,309	4,049
Other assets	2,658	412	1,574
Intangible assets	7,302	10,569	3,005
Goodwill	14,758	14,255	7,723
Liabilities assumed	(5,285)	(15,592)	(3,713)
Debt issued for purchases of businesses	(7,046)	(7,445)	(2,961)
Cash paid	$21,746	$23,192	$11,725

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
G.    Marketable Securities
The following table summarizes available-for-sale debt securities by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2023
Fixed maturity:
United States Government and agency securities	$36,409	$411	$(18)	$36,802
Corporate notes and bonds	260	—	—	260
Total available-for-sale debt securities	$36,669	$411	$(18)	$37,062

December 31, 2022
Fixed maturity:
United States Government and agency securities	$25,485	$84	$(315)	$25,254
Corporate notes and bonds	315	—	(51)	264
Total available-for-sale debt securities	$25,800	$84	$(366)	$25,518
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $37,062 and $25,518 at December 31, 2023 and December 31, 2022, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
As of December 31, 2023 and December 31, 2022 we held approximately $12,102 and $18,110 in marketable equity securities, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at December 31, 2023 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$17,860	$18,100
One year through five years	18,809	18,962
Six years through ten years	—	—
After ten years	—	—
Total	$36,669	$37,062

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
H.    Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2023		December 31, 2022
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	3.9	years	$41,679	$29,252	$36,745	$26,243
Employment-related	2.5	years	13,007	9,957	12,242	8,931
Tradenames	3.8	years	12,860	8,123	12,219	7,083
Amortized intangible assets			67,546	$47,332	61,206	$42,257
Less accumulated amortization			47,332		42,257
Intangible assets, net			$20,214		$18,949

Goodwill			$84,800		$70,107
The changes in the carrying amounts of goodwill, by segment, for the years ended December 31, 2023 and December 31, 2022 were as follows:

	Balance at January 1, 2023	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2023
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	65,166	14,758	(65)	79,859
Total	$70,107	$14,758	$(65)	$84,800

	Balance at January 1, 2022	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2022
Utility	$4,911	$30	$—	$4,941
Residential and Commercial	51,069	14,225	(128)	65,166
Total	$55,980	$14,255	$(128)	$70,107
Future aggregate amortization expense of intangible assets--The aggregate amortization expense of intangible assets, as of December 31, 2023, in each of the next five years was as follows:

Future Amortization Expense
Year ending December 31, 2024	$5,155
2025	4,361
2026	3,519
2027	2,934
2028	2,140
Thereafter	2,105
$20,214

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
I.    Short and Long-Term Debt and Commitments Related to Letters of Credit
Short-term debt consisted of the following:

	December 31,
	2023	2022
Notes payable	$543	$—
Current portion of long-term debt	40,429	23,826
Current portion of finance leases	4,794	3,046
	$45,766	$26,872
We have short-term lines of credit with several banks totaling $11,133. At December 31, 2023, we had $8,201 available under the lines of credit with borrowings outstanding of $543 and $2,389 committed through issued letters of credit, Borrowings outstanding generally bear interest at the banks' prime rate or the Secured Overnight Financing Rate ("SOFR") plus a margin adjustment of 1.86%.
Long-term debt consisted of the following:

	December 31,
	2023	2022
Revolving credit facility
Swing-line borrowings	$6,616	$25,433
SOFR borrowings	135,000	125,000
	141,616	150,433
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
6.19% Senior unsecured notes	75,000	—
Term loans	32,442	29,680
	324,058	255,113
Less debt issuance costs	452	519
Less current portion	40,429	23,826
	$283,177	$230,768
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
As of December 31, 2023, we had unused commitments under the revolving credit facility approximating $180,760 and $144,240 committed, which consisted of $141,616 borrowings and issued letters of credit of $2,624.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
In January 2023, we amended our amended and restated credit agreement to update the benchmark interest rate provisions to replace LIBOR with SOFR. As of December 31, 2023, borrowings outstanding bore interest, at the Company's option, of either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. As of December 31, 2023, the base rate was the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the "Note Purchase and Shelf Agreement") between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in September 2021. Among other things, the amendment increased the total facility limit to $150,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to September 2024. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2021 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $150,000. As the Company has previously issued notes in an aggregate amount of $150,000 under the Note Purchase and Shelf Agreement, it no longer has capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement (the "Shelf Notes").
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
6.19% Senior Unsecured Notes--On November 28, 2023, we issued 6.19% Senior Notes, Series C (the "6.19% Senior Notes") pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $75,000. The 6.19% Senior Notes are due November 28, 2028. The 6.19% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable quarterly and three annual principal payments commence on November 28, 2026.
The net proceeds of all senior notes were used to pay down borrowings under our revolving credit facility.
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Term Loans, Weighted-Average Interest Rate--The weighted-average interest rate on the term loans approximated 5.19% at December 31, 2023 and 3.14% at December 31, 2022.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2023 were as follows: 2024--$40,429; 2025--$19,846; 2026--$173,783; 2027--$45,000; and 2028--$45,000.
Accounts Receivable Securitization Facility--In June 2023, the Company amended its Accounts Receivable Securitization Facility (the "AR Securitization program") to extend the scheduled termination date for an additional one year period, to July 21, 2024. In addition to extending the termination date, the amendment allows the borrower, a wholly-owned subsidiary of the Company, under certain circumstances, to increase the limit of its AR Securitization facility to $150,000.
The AR Securitization program has a limit of $90,000, of which $89,689 were issued for LCs as of December 31, 2023 and December 31, 2022.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2023--to the bank in exchange for the bank issuing LCs.
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
Total Commitments Related to Issued Letters of Credit--As of December 31, 2023, total commitments related to issued LCs were $94,702, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program and $2,389 were issued under short-term lines of credit. As of December 31, 2022, total commitments related to issued letters of credit were $94,435, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program and $2,122 were issued under short-term lines of credit.
As of December 31, 2023, we were in compliance with all debt covenants.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
J.    Self-Insurance Accruals
Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability were as follows:

	December 31,
	2023	2022
Workers' compensation	$58,434	$61,409
Vehicle liability	26,712	18,606
General liability	49,286	54,132
Total	134,432	134,147
Less current portion	50,379	56,221
Noncurrent portion	$84,053	$77,926
The changes in our self-insurance accruals are summarized in the table below.

	December 31,
	2023	2022
Balance, beginning of year	$134,147	$125,966
Provision for claims	58,082	52,790
Payment of claims	(57,797)	(44,609)
Balance, end of year	$134,432	$134,147
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
The following table summarizes the amounts recognized in our Consolidated Balance Sheet related to leases:

	Consolidated Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Right-of-use assets - operating leases	$110,248	$104,612
Finance lease assets	Property and equipment, net	18,613	12,948
Total lease assets		$128,861	$117,560
Liabilities
Current operating lease liabilities	Current portion of operating lease liabilities	$39,043	$34,652
Non-current operating lease liabilities	Lease liabilities - operating leases	71,134	68,878
Total operating lease liabilities		110,177	103,530
Current portion of finance lease liabilities	Current portion of long-term debt, finance lease liabilities and short-term debt	4,794	3,046
Non-current finance lease liabilities	Lease liabilities - finance leases	13,544	9,481
Total finance lease liabilities		18,338	12,527
Total lease liabilities		$128,515	$116,057

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
The components of lease cost recognized within our Consolidated Statement of Operations were as follows:

		Year Ended
	Consolidated Statement of Operations Classification	December 31, 2023	December 31, 2022

Operating lease cost	Operating expense	$31,945	$26,243
Operating lease cost	Selling expense	12,942	11,433
Operating lease cost	General and administrative expense	1,159	1,186
Finance lease cost:
Amortization of right-of-use assets	Depreciation	4,113	3,052
Interest expense on lease liabilities	Interest expense	490	278
Other lease cost (1)	Operating expense	7,957	4,814
Other lease cost (1)	Selling expense	1,808	1,190
Other lease cost (1)	General and administrative expense	45	87
Total lease cost		$60,459	$48,283

(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms as of December 31, 2023 was 3.4 years for operating leases and 4.4 years for finance leases.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral.The weighted average discount rates used to measure our lease liabilities as of December 31, 2023 were 4.25% for operating leases and 4.34% for finance leases.
Supplemental Cash Flow Information Related to Leases

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(45,184)	$(39,674)
Operating cash flows from finance leases	(485)	(278)
Financing cash flows from finance leases	(3,973)	(2,987)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	47,331	57,681
Finance leases	9,598	4,409

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Maturity Analysis of Lease Liabilities

	As of December 31, 2023
	Operating Leases	Finance Leases
Year ending December 31, 2024	$42,926	$5,566
2025	33,876	4,942
2026	21,579	4,071
2027	12,050	2,449
2028	4,895	1,647
Thereafter	2,884	1,570
Total lease payments	118,210	20,245
Less interest	8,033	1,907
Total	$110,177	$18,338
L.    Common Shares, Redeemable Common Shares and Preferred Shares
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued as of December 31, 2023.
Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2023 was as follows: 2023--8,499,086; 2022--9,188,010; and 2021--9,391,790.
Common Shares--The number of common shares authorized is 96,000,000, par value $.50. The number of common shares issued during each of the three years in the period ended December 31, 2023 was as follows: 2023--77,328,434; 2022--76,639,510; and 2021--76,435,752. The number of shares in the treasury for each of the three years in the period ended December 31, 2023 was as follows: 2023--44,480,126; 2022--43,110,036; and 2021--41,325,298.
Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N). During 2023, purchases of common shares, both redeemable and common, totaled 3,972,974 shares for $78,076 in cash; we also had direct sales to directors and employees of 151,055 shares for $5,226, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 721,546 shares to our 401(k) plan for $14,000 and issued 526,147 shares to participant accounts to satisfy our liability for the 2022 and 2023 employer match in the amount of $10,240. The liability accrued at December 31, 2023 for the 2023

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
employer match was $2,447. There were also 615,917 shares purchased during 2023 under the Employee Stock Purchase Plan. We also engaged in a subscription offering during 2022 which is described further below.
Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding, December 31, 2021	35,110,432	9,391,790	44,502,222
Shares purchased	(3,020,253)	(1,145,329)	(4,165,582)
Shares sold	829,526	941,549	1,771,075
Stock subscription offering, employee cash purchases	152,800	—	152,800
Options exercised	456,969	—	456,969
Shares outstanding, December 31, 2022	33,529,474	9,188,010	42,717,484
Shares purchased	(2,560,912)	(1,412,062)	(3,972,974)
Shares sold	1,291,227	723,138	2,014,365
Stock subscription offering, employee cash purchases	13,662	—	13,662
Options exercised	574,857	—	574,857
Shares outstanding, December 31, 2023	32,848,308	8,499,086	41,347,394
On December 31, 2023, we had 41,347,394 common shares outstanding and employee options exercisable to purchase 1,488,455 common shares, and partially-paid subscriptions for 1,259,250 common shares and purchase rights outstanding for 455,754 common shares.
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
December 31, 2023
(In thousands, except share data)
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
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(3,738)	$—	$(809)	$(4,547)
Foreign currency translation adjustments	84	—	—	84
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	201	201
Tax effect	—	—	(52)	(52)
Unrecognized amounts from defined benefit pension plans	—	—	110	110
Tax effect	—	—	31	31
Net of tax amount	84	—	290	374
Balance at December 31, 2021	$(3,654)	$—	$(519)	$(4,173)
Foreign currency translation adjustments	(1,857)	—	—	(1,857)
Unrealized gain (loss) on available-for-sale securities	—	(245)	—	(245)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	119	111
Tax effect	—	54	(31)	23
Unrecognized amounts from defined benefit pension plans	—	—	705	705
Tax effect	—	—	(152)	(152)
Net of tax amount	(1,857)	(199)	641	(1,415)
Balance at December 31, 2022	$(5,511)	$(199)	$122	$(5,588)
Foreign currency translation adjustments	589	—	—	589
Unrealized gain (loss) on available-for-sale securities	—	95	—	95
Amounts reclassified from accumulated other comprehensive income (loss)	—	272	—	272
Tax effect	—	(76)	—	(76)
Unrecognized amounts from defined benefit pension plans	—	—	(103)	(103)
Tax effect	—	—	26	26
Net of tax amount	589	291	(77)	803
Balance at December 31, 2023	$(4,922)	$92	$45	$(4,785)

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2023, 2022 and 2021 are included in net periodic pension expense classified in the statement of operations as general and administrative expense or other income (expense).
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares may be distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a "participant"). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $5,272 and $1,833 as of December 31, 2023 and December 31, 2022, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $183,408 and $168,145 as of December 31, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $188,680 and $169,978 as of December 31, 2023 and December 31, 2022, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Total compensation for these plans, consisting primarily of the employer match, was $10,441 in 2023, $9,490 in 2022, and $8,485 in 2021.
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
Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs"), and restricted stock units ("RSUs")—included in the results of operations was as follows:

	Year Ended December 31,
	2023	2022	2021
Compensation expense, all share-based payment plans	$6,723	$7,930	$4,625
Income tax benefit	1,293	1,722	793
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $1,712 in 2023, $1,824 in 2022 and $1,632 in 2021.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $217 in 2023, $407 in 2022 and $429 in 2021. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
Stock-Settled Stock Appreciation Rights--A SSAR is an award that allows the recipient to receive common shares equal to the appreciation in the fair market value of our common shares between the date the award was granted and the conversion date of the shares

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
vested. Effective January 1, 2019, management and the Compensation Committee replaced the issuance of future SSARs with PRSUs for certain management employees. As of December 31, 2022, all outstanding SSARs have vested.
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. "Intrinsic value" is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. There was no compensation expense for SSARs in 2023. Compensation expense for SSARs totaled $84 in 2022 and $157 in 2021.
Restricted Stock Units--During the year ended December 31, 2023, the Compensation Committee of the Board of Directors awarded 224,540 PRSUs to certain management employees and 14,378 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of December 31, 2023:

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2023	766,267	$14.95
Granted	238,918	18.29
Forfeited	—	—
Vested	(71,342)	12.18
Unvested, December 31, 2023	933,843	$16.02	1.3 years	$5,763	$19,424
Employee PRSUs	885,572	$15.97	1.3 years	$5,388	$18,420
Nonemployee Director RSUs	48,271	$16.79	1.4 years	$375	$1,004
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. "Intrinsic value" is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $4,794 in 2023, $5,615 in 2022 and $2,407 in 2021.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Volatility rate	9.6%	9.7%	9.9%
Risk-free interest rate	4.1%	1.7%	.3%
Expected dividend yield	.4%	.4%	.4%
Expected life of awards (years)	3.0	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2023:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2023	2,072,949	$8.59
Granted	—	—
Exercised	(263,318)	7.00
Forfeited	(120,800)	5.80
Outstanding, December 31, 2023	1,688,831	$9.04	3.4 years	$155	$19,861

Exercisable, December 31, 2023	1,488,455	$8.69	3.1 years		$18,025
"Intrinsic value" is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Information regarding the stock options outstanding at December 31, 2023 is summarized below:

	Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
	$6.60	257,324	0.5 years	$6.60	257,324	$6.60
	7.53	253,200	1.5 years	7.53	253,200	7.53
	8.18	288,000	2.5 years	8.18	288,000	8.18
	8.80	182,800	3.5 years	8.80	182,800	8.80
	9.55	200,350	4.5 years	9.55	200,350	9.55
	10.55	41,425	5.2 years	10.55	30,305	10.55
	10.55	184,266	5.5 years	10.55	134,928	10.55
	12.10	46,506	6.2 years	12.10	23,788	12.10
	12.10	234,960	6.5 years	12.10	117,760	12.10
		1,688,831	3.4 years	$9.04	1,488,455	$8.69
We issue common shares from treasury upon the exercise of stock options and SSARs, the vesting of PRSUs and RSUs or purchases under the Employee Stock Purchase Plan.
Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $1,293 in 2023, $1,722 in 2022, and $793 in 2021. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) SSARs are exercised; (b) PRSUs and RSUs vest; and (c) stock options are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $1,109 in 2023, $1,067 in 2022, and $1,102 in 2021.
P.    Income Taxes
On December 21, 2020, the President of the United States signed into law the “Consolidated Appropriations Act, 2021” which included COVID-19 economic relief and extensions of certain expiring tax provisions. Additional pandemic relief tax measures included an expansion of the employee retention credit, enhanced charitable contribution deductions and a temporary full deduction for business expenses for food and beverages provided by a restaurant. These benefits did not have a material impact on the respective tax provision.
In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that is effective January 1, 2024. The Company is continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Income (loss) before income taxes was attributable to the following sources:

	Year Ended December 31,
	2023	2022	2021
United States	$99,116	$90,379	$89,086
Canada	(1,879)	(5,180)	361
Total	$97,237	$85,199	$89,447
The provision for income taxes follows:

	Year Ended December 31,
	2023	2022	2021
Current provision (benefit):
Federal	$17,708	$18,795	$18,101
State	6,275	7,173	7,221
Canadian	(62)	11	78
Total current	23,921	25,979	25,400
Deferred taxes	1,175	(2,070)	(1,652)
Total taxes on income	$25,096	$23,909	$23,748
A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.4	6.1	5.5
Effect of Canadian income taxes	—	(.2)	.1
Nondeductible expenses	.7	1.9	1.5
Stock compensation	(.8)	(.8)	(.9)
ESOP dividend deduction	(.2)	(.2)	(.1)
Uncertain tax adjustments and audit settlement	.1	—	(.5)
Valuation allowance	(.3)	—	—
Other, net	(.1)	.4	—
Effective income tax rate	25.8%	28.2%	26.6%
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Self-insurance accruals	$28,198	$28,183
Accrued compensated absences	2,451	1,931
Accrued expenses and other liabilities	880	808
Accrued stock compensation	4,093	3,298
Foreign tax credit carryforward	1,359	1,569
Lease obligations	21,958	20,938
Intangibles	81	—
Other future deductible amounts, net	5,236	5,988
	64,256	62,715
Less deferred tax asset valuation allowance	864	1,185
	63,392	61,530
Deferred tax liabilities:
Intangibles	—	652
Prepaid expenses	5,874	5,142
Lease right of use assets	21,986	21,177
Property and equipment	29,531	27,731
	57,391	54,702
Net deferred tax asset--noncurrent	$6,001	$6,828
We treat all of our Canadian subsidiary earnings through December 31, 2023 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2023, approximately $23,830 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.
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
December 31, 2023
(In thousands, except share data)
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
The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2023	2022
Unrecognized tax benefits	$1,022	$638
Portion, if recognized, would reduce tax expense and effective tax rate	369	311
Accrued interest on unrecognized tax benefits	47	53
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2019. As of December 31, 2023, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$638	$700	$1,183
Additions based on tax positions related to the current year	436	24	4
Additions for tax positions of prior years	39	—	—
Reductions for tax positions of prior years	—	(8)	(13)
Lapses in statutes of limitations	(91)	(78)	(474)
Balance, end of year	$1,022	$638	$700

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Q.    Earnings Per Share Information
Earnings per share was computed as follows:

	Year Ended December 31,
	2023	2022	2021
Income available to common shareholders:
Net income	$72,140	$61,290	$65,699
Weighted-average shares:
Basic:
Outstanding	42,192,411	43,890,081	45,081,254
Partially-paid share subscriptions	1,259,250	557,594	—
Basic weighted-average shares	43,451,661	44,447,675	45,081,254
Diluted:
Basic from above	43,451,661	44,447,675	45,081,254
Incremental shares from assumed:
Exercise of stock subscription purchase rights	37,638	—	—
Exercise of stock options and awards	2,048,399	2,289,696	2,508,822
Diluted weighted-average shares	45,537,698	46,737,371	47,590,076
Share data:
Earnings per share--basic	$1.66	$1.38	$1.46
Earnings per share--diluted	$1.58	$1.31	$1.38
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
December 31, 2023
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
Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	All Other	Reconciling Adjustments		Consolidated
Fiscal Year 2023
Revenues	$934,977	$754,455	$4,049	$—		$1,693,481
Income (loss) from operations	63,414	71,822	(12,211)	(8,818)	(a)	114,207
Interest expense				(13,745)		(13,745)
Interest income				1,894		1,894
Other income (expense), net				(5,120)		(5,120)
Income before income taxes						$97,236

Depreciation	$21,565	$29,843	$—	$2,163	(b)	$53,571
Amortization	1,873	3,199	—	—		5,072
Capital expenditures	21,716	43,147	—	22,459		87,322
Segment assets, total	399,059	367,745	—	514,256	(c)	1,281,060

Fiscal Year 2022
Revenues	$840,553	$666,972	$3,556	$—		$1,511,081
Income (loss) from operations	62,267	58,310	(14,993)	(5,348)	(a)	100,236
Interest expense				(6,129)		(6,129)
Interest income				955		955
Other income (expense), net				(9,863)		(9,863)
Income before income taxes						$85,199

Depreciation	$22,791	$26,294	$—	$2,884	(b)	$51,969
Amortization	776	2,452	—	—		3,228
Capital expenditures	26,178	44,173	—	18,387		88,738
Segment assets, total	362,399	313,401	—	280,421	(c)	956,221

Fiscal Year 2021
Revenues	$765,072	$610,666	$2,315	$—		$1,378,053
Income (loss) from operations	73,893	60,261	(27,016)	(5,872)	(a)	101,266
Interest expense				(4,973)		(4,973)
Interest income				175		175
Other income (expense), net				(7,021)		(7,021)
Income before income taxes						$89,447

Depreciation	$25,364	$24,634	$—	$2,929	(b)	$52,927
Amortization	611	2,430	—	3		3,044
Capital expenditures	23,303	36,506	—	15,882		75,691
Segment assets, total	298,070	275,204	—	199,667	(c)	772,941

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:
(a)Reclassification of depreciation expense and allocation of corporate expenses.
(b)Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.
(c)Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.
Geographic Information--The following presents revenues and long-lived assets by geographic territory:

	Year Ended December 31,
	2023	2022	2021
Revenues
United States	$1,594,546	$1,426,019	$1,292,496
Canada	98,935	85,062	85,557
	$1,693,481	$1,511,081	$1,378,053

	December 31,
	2023	2022	2021
Long-lived assets, net
United States	$741,294	$484,740	$397,624
Canada	33,086	29,217	27,062
	$774,380	$513,957	$424,686
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
December 31, 2023
(In thousands, except share data)
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
Revenue from our residential, commercial, and utility performance obligations is recognized over time as the customer simultaneously receives and consumes the benefits of our services as we perform them. Many of our contracts compensate us based on an agreed upon price for each increment of service provided to the customer. Therefore, revenue is mainly recognized as each increment of service is provided to the customer at the amount to which we are contractually entitled. For contracts that contain a fixed price, we generally use a units-delivered based output method to measure progress. Revenue from our consulting services is also recognized over time and we use a cost-based input method to measure progress. Payment for our services is generally due within 30 days of such services being provided to the customer.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Disaggregation of Revenue
The following tables disaggregate our revenue for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 by major sources:

Year Ended December 31, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$563,222	$411,508	$(756)	$973,974
Grounds maintenance	—	185,994	—	185,994
Storm damage services	12,049	13,123	—	25,172
Consulting and other	359,706	143,830	4,805	508,341
Total revenues	$934,977	$754,455	$4,049	$1,693,481

Geography:
United States	$881,428	$709,069	$4,049	$1,594,546
Canada	53,549	45,386	—	98,935
Total revenues	$934,977	$754,455	$4,049	$1,693,481

Year Ended December 31, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$545,048	$383,148	$(174)	$928,022
Grounds maintenance	—	169,948	—	169,948
Storm damage services	21,437	9,665	—	31,102
Consulting and other	274,068	104,211	3,730	382,009
Total revenues	$840,553	$666,972	$3,556	$1,511,081

Geography:
United States	$800,590	$621,873	$3,556	$1,426,019
Canada	39,963	45,099	—	85,062
Total revenues	$840,553	$666,972	$3,556	$1,511,081

Year Ended December 31, 2021	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$530,632	$358,589	$(337)	$888,884
Grounds maintenance	—	155,543	—	155,543
Storm damage services	16,763	6,690	—	23,453
Consulting and other	217,677	89,844	2,652	310,173
Total revenues	$765,072	$610,666	$2,315	$1,378,053

Geography:
United States	$723,577	$566,604	$2,315	$1,292,496
Canada	41,495	44,062	—	85,557
Total revenues	$765,072	$610,666	$2,315	$1,378,053

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company has recognized $2,266 and $1,997 of revenue for the twelve months ended December 31, 2023 and December 31, 2022, respectively, that was included in the contract liability balance at December 31, 2022 and December 31, 2021, respectively. Net contract liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Contract liabilities - current	$3,430	$3,723
Contract liabilities - noncurrent	3,700	4,145
Net contract liabilities	$7,130	$7,868
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
December 31, 2023
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
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022, were as follows:

		Fair Value Measurements at December 31, 2023 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,859	$2,859	$—	$—
Certificates of deposits, noncurrent	3,500	3,500	—	—

Available-for-sale debt securities:
United States Government and agency securities	36,802	36,802	—	—
Corporate notes and bonds	260	260	—	—
Total available-for-sale debt securities	37,062	37,062	—	—

Marketable equity securities:
Mutual funds	6,842	6,842	—	—
Corporate stocks	3,780	3,780	—	—
Exchange traded funds	1,480	1,480	—	—
Total marketable equity securities	12,102	12,102	—	—

Liabilities:
Deferred compensation	$1,572	$—	$—	$1,572

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)

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
The assets invested for self-insurance are certificates of deposits, stocks, bonds, mutual funds and exchange traded funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of the deferred compensation--classified as Level 3--is based on the value of the Company's common shares, determined by independent valuation.
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
The peer group at December 31, 2023 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note N).
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

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$37,062	$37,062	$25,518	$25,518
Marketable equity securities	12,102	12,102	18,110	18,110

Liabilities:
Revolving credit facility, noncurrent	141,616	141,616	150,433	150,433
Senior unsecured notes	135,000	130,959	75,000	74,968
Term loans, noncurrent	7,012	7,252	5,854	5,610
Total	$283,628	$279,827	$231,287	$231,011
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
U.    Commitments and Contingencies
Letters of Credit
At December 31, 2023, we were contingently liable to our principal banks in the amount of $94,702 for letters of credit outstanding primarily related to insurance coverage.
Surety Bonds
In certain circumstances, we have performance obligations that are supported by surety bonds in connection with our contractual commitments.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
Since the individual defendants' criminal matters are now resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. The Company’s motion for summary judgment was argued before the State Court in October of 2023 and remains pending. The State Court has set a civil jury trial for the week of July 29 to August 2, 2024.
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided, and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. The Federal Court has not yet set a trial date.
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
Northern California Wildfire Cases
Five lawsuits were filed that name contractors for PG&E Corporation and its subsidiary, Pacific Gas and Electric Company (together, “PG&E”), including Davey Tree, with respect to claims arising from a wildfire event that occurred in Pacific Gas and Electric Company’s service territory in northern California beginning on October 8, 2017. An action was brought on August 8, 2019 in Napa County Superior Court, entitled Walker, et al. v. Davey Tree Surgery Company, et al., Case No. 19CV001194. An action was brought on October 8, 2019 in

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2023
(In thousands, except share data)
San Francisco County Superior Court, entitled Abram, et al. v. ACRT, Inc., et. al, Case No. CGC-19-579861. An action was brought on October 7, 2019 in San Francisco Superior Court, entitled Adams, et al. v. Davey Resource Group, Inc., et al., Case No. CGC-19-579828. An action was brought on October 8, 2019 in Sacramento Superior Court, entitled Antone, et al. v. ACRT, Inc. et al., Case No. 34-2019-00266662. An action was brought on October 7, 2019 in Sacramento Superior Court, entitled Bennett, et al. v. ACRT, Inc. et al., Case No. 2019-00266501.
Three additional actions were brought on January 28, 2021 in San Francisco County Superior Court, by fire victims represented by a trust (“Plaintiffs’ Trust”), which was assigned contractual rights in the PG&E bankruptcy proceedings. These cases are entitled John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589438; John K. Trotter, Trustee of the PG&E Fire Victim Trust v. Davey Resource Group, Inc., et al., Case No. CGC-21-589439; and John K. Trotter, Trustee of the PG&E Fire Victim Trust v. ACRT Pacific, LLC, et al., Case No. CGC-21-589441. On September 22, 2021, the Court granted Davey Tree’s petition to coordinate all cases as a California Judicial Council Coordination Proceeding, In Re North Bay Fire Cases, JCCP No. 4955. As a result of the coordination order, all of the actions were stayed in their home jurisdictions, subject to further court order.
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
At a case management conference in JCCP No. 4955 on February 24, 2022, the Court ordered that Davey Tree and the plaintiffs participate in a mediation. The mediation commenced on October 17, 2022. At a case management conference on September 26, 2023, the parties reported to the Court that they had reached a settlement in principle and needed additional time to work on a long form settlement agreement. The parties jointly requested that the Court continue trial dates and other proceedings while the parties attempt to reach final terms on a global resolution. The Court originally set a trial date for October 2, 2023 involving the claim of the Plaintiffs’ Trust as to the Atlas burn location. On July 26, 2023, based on a joint request by the parties, the Court vacated the October 2, 2023 Atlas trial date and reset the Atlas trial for February 26, 2024, which has been vacated. The Court in the Walker case set a trial date of March 4, 2024 for claims related to the Patrick burn location. Pursuant to the parties’ stipulation, that trial date has been continued to August 19, 2024.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance recoverable within our Condensed Consolidated Balance Sheet as of December 31, 2023.