Form 10-Q
period 2024-03-30
DAVEY TREE EXPERT CO
filed 2024-05-09
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 41,067,447 Common Shares, $.50 par value, outstanding as of May 3, 2024. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 30, 2024

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			6
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	7
	B	—	Seasonality of Business	8
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	8
	D	—	Business Combinations	10
	E	—	Marketable Securities	10
	F	—	Identified Intangible Assets and Goodwill, Net	11
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	12
	H	—	Leases	16
	I	—	Stock-Based Compensation	17
	J	—	Income Taxes	20
	K	—	Accumulated Other Comprehensive Income (Loss)	20
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	22
	M	—	Operations by Business Segment	24
	N	—	Revenue Recognition	25
	O	—	Fair Value Measurements and Financial Instruments	27
	P	—	Commitments and Contingencies	30
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	33

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			35
	Results of Operations			36
	Liquidity and Capital Resources			38
	Cash Flow Summary			39
	Contractual Obligations Summary and Commercial Commitments			40
	Capital Resources			40
	Critical Accounting Policies and Estimates			40
	Note Regarding Forward-Looking Statements			41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			42

Item 4.	Controls and Procedures			42

Part II.	Other Information			43

Item 1.	Legal Proceedings			43

Item 1A.	Risk Factors			46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			46

Item 5.	Other Information			47

Item 6.	Exhibits			47

Exhibit Index				48

Signatures				49

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	March 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$15,099	$11,070
Accounts receivable, net	345,136	360,470
Operating supplies	20,933	18,369
Other current assets	102,092	116,771
Total current assets	483,260	506,680
Property and equipment, net	337,521	312,678
Right-of-use assets - operating leases	111,408	110,248
Marketable securities and other investments	33,892	34,565
Insurance receivable	200,000	200,000
Other assets	12,007	11,875
Intangible assets, net	18,843	20,214
Goodwill	84,739	84,800
Total assets	$1,281,670	$1,281,060
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$61,717	$59,140
Accrued expenses	58,390	81,944
Current portion of long-term debt and finance lease liabilities	37,490	45,223
Other current liabilities	91,144	89,965
Total current liabilities	248,741	276,272
Long-term debt	309,423	283,177
Lease liabilities - finance leases	14,682	13,544
Lease liabilities - operating leases	72,014	71,134
Self-insurance accruals	90,733	84,053
Litigation accruals	200,000	200,000
Other noncurrent liabilities	11,606	11,726
Total liabilities	947,199	939,906
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 8,645 and 8,499 shares at redemption value as of March 30, 2024 and December 31, 2023	191,916	188,680
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,183 and 77,328 shares issued and outstanding before deducting treasury shares and which excludes 8,645 and 8,499 shares subject to redemption as of March 30, 2024 and December 31, 2023	39,161	39,308
Additional paid-in capital	195,482	197,962
Common shares subscribed, unissued	22,796	22,832
Retained earnings	327,091	330,436
Accumulated other comprehensive loss	(5,502)	(4,785)
	579,028	585,753
Less: Cost of common shares held in treasury; 44,323 shares at March 30, 2024 and 44,480 shares at December 31, 2023	420,097	416,616
Common shares subscription receivable	16,376	16,663
Total common shareholders' equity	142,555	152,474
Total liabilities and shareholders' equity	$1,281,670	$1,281,060

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenues	$404,809	$371,334

Costs and expenses:
Operating	280,779	249,069
Selling	69,976	68,223
General and administrative	38,491	31,437
Depreciation and amortization	16,408	13,994
Gain on sale of assets, net	(1,079)	(2,896)
Total costs and expenses	404,575	359,827

Income from operations	234	11,507

Other income (expense):
Interest expense	(4,067)	(3,871)
Interest income	526	399
Other, net	(1,364)	(651)

(Loss) income before income taxes	(4,671)	7,384

Income tax (benefit) expense	(2,396)	1,388

Net (loss) income	$(2,275)	$5,996

Net (loss) income per share:
Basic	$(.05)	$.14
Diluted	$(.05)	$.13

Weighted-average shares outstanding:
Basic	41,832	43,077
Diluted	41,832	45,122

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net (loss) income	$(2,275)	$5,996
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(581)	31
Unrealized loss on available-for-sale securities	(136)	(59)

Other comprehensive loss, net of tax	(717)	(28)

Comprehensive (loss) income	$(2,992)	$5,968

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2024	$39,308	$197,962	$22,832	$330,436	$(4,785)	$(416,616)	$(16,663)	$152,474
Net loss	—	—	—	(2,275)	—	—	—	(2,275)
Change in 401KSOP and ESOP related shares	(147)	(3,090)	—	—	—	—	—	(3,237)
Shares sold to employees	—	2,097	—	—	—	1,568	—	3,665
Options exercised	—	(149)	—	—	—	3,466	—	3,317
Subscription shares	—	18	(36)	—	—	18	287	287
Stock-based compensation	—	(1,356)	—	—	—	—	—	(1,356)
Dividends, $.025 per share	—	—	—	(1,070)	—	—	—	(1,070)
Other comprehensive loss	—	—	—	—	(717)	—	—	(717)
Shares purchased	—	—	—	—	—	(8,533)	—	(8,533)
Balances at March 30, 2024	$39,161	$195,482	$22,796	$327,091	$(5,502)	$(420,097)	$(16,376)	$142,555

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2023	$38,550	$162,828	$23,864	$293,993	$(5,588)	$(363,502)	$(20,345)	$129,800
Net income	—	—	—	5,996	—	—	—	5,996
Change in 401KSOP and ESOP related shares	(154)	(2,593)	—	7	—	—	—	(2,740)
Shares sold to employees	—	1,616	—	—	—	1,412	—	3,028
Options exercised	—	(1,205)	—	—	—	788	—	(417)
Subscription shares	—	—	—	—	—	—	371	371
Stock-based compensation	—	1,524	—	—	—	—	—	1,524
Dividends, $.020 per share	—	—	—	(877)	—	—	—	(877)
Other comprehensive loss	—	—	—	—	(28)	—	—	(28)
Shares purchased	—	—	—	—	—	(8,419)	—	(8,419)
Balances at April 1, 2023	$38,396	$162,170	$23,864	$299,119	$(5,616)	$(369,721)	$(19,974)	$128,238

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating activities
Net (loss) income	$(2,275)	$5,996
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,408	13,994
Other	746	(1,523)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	14,954	(25,756)
Accounts payable and accrued expenses	(20,800)	(18,418)
Self-insurance accruals	5,346	6,825
Prepaid expenses	13,534	(22)
Mitigation bank credit inventory	3,749	650
Income taxes receivable	(3,545)	(592)
Other, net	(4,996)	4,721
	25,396	(20,121)
Net cash provided by (used in) operating activities	23,121	(14,125)
Investing activities
Capital expenditures:
Equipment	(30,714)	(23,415)
Land and buildings	(7,245)	(3,633)
Purchases of businesses, net of cash acquired and debt incurred	—	(1,045)
Proceeds from sales of property and equipment	1,687	3,530
Purchases of marketable securities	(10,157)	(10,677)
Proceeds from sale of marketable securities	11,131	10,342
Net cash used in investing activities	(35,298)	(24,898)
Financing activities
Revolving credit facility borrowings	171,764	259,854
Revolving credit facility payments	(144,723)	(198,288)
Purchase of common shares for treasury	(8,533)	(8,419)
Sale of common shares from treasury	7,268	2,988
Dividends paid	(1,070)	(877)
Proceeds from notes payable	19,629	5,434
Payments of notes payable	(26,939)	(14,771)
Payments of finance leases	(1,148)	(759)
Net cash provided by financing activities	16,248	45,162
Effect of exchange rate changes on cash	(42)	12
(Decrease) increase in cash	4,029	6,151
Cash, beginning of period	11,070	18,526
Cash, end of period	$15,099	$24,677
Supplemental cash flow information follows:
Interest paid	$5,261	$4,430
Income taxes paid	1,445	64

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).
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
Our business continues to be impacted by a number of macro-economic factors, including higher fuel costs, interest rates and a highly competitive labor market, which have created an inflationary environment and cost pressures.
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended March 30, 2024 is referred to as the first quarter of 2024, and the fiscal quarter ended April 1, 2023 is referred to as the first quarter of 2023.
Recent Accounting Guidance
Accounting Standards not yet Adopted
Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures--In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
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
Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures--In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended March 30, 2024 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	March 30, 2024	December 31, 2023
Accounts receivable	$238,553	$263,426
Unbilled receivables(1)	110,242	99,485
	348,795	362,911
Less allowances for credit losses	3,659	2,441
Accounts receivable, net	$345,136	$360,470
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	March 30, 2024	December 31, 2023
Refundable income taxes	$3,545	$—
Prepaid expenses	30,947	44,534
Mitigation bank credit inventory	24,636	28,385
Assets invested for self-insurance	21,183	20,959
Payroll taxes refundable	21,618	22,591
Other	163	302
Total	$102,092	$116,771

Property and equipment, net	March 30, 2024	December 31, 2023
Land and land improvements	$28,435	$28,177
Buildings and leasehold improvements	106,854	99,964
Equipment	704,250	684,562
	839,539	812,703
Less accumulated depreciation	502,018	500,025
Total	$337,521	$312,678

Other assets, noncurrent	March 30, 2024	December 31, 2023
Investment--cost-method affiliate	$1,630	$1,405
Deferred income taxes	6,001	6,001
Cloud computing arrangements	67	107
Other	4,309	4,362
Total	$12,007	$11,875

Accrued expenses	March 30, 2024	December 31, 2023
Employee compensation	$17,387	$40,656
Accrued compensated absences	14,913	14,483
Self-insured medical claims	1,189	2,309
Income tax payable	808	1,135
Customer advances, deposits	3,296	1,275
Taxes, other than income	6,970	6,017
Other	13,827	16,069
Total	$58,390	$81,944

Other current liabilities	March 30, 2024	December 31, 2023
Notes payable	$2,499	$543
Current portion of:
Lease liability-operating leases	39,602	39,043
Self-insurance accruals	49,043	50,379
Total	$91,144	$89,965

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)

Other noncurrent liabilities	March 30, 2024	December 31, 2023
Non-qualified retirement plans	$5,808	$5,630
Other	5,798	6,096
Total	$11,606	$11,726
D.    Business Combinations
We had no cash investments in businesses during the first three months of 2024. During the year ended December 31, 2023, our cash investments in businesses was $21,746 and debt issued, in the form of notes payable to the sellers, was $7,046. The results of operations of acquired businesses have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition.
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at March 30, 2024 and December 31, 2023 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
March 30, 2024
Fixed maturity:
United States Government and agency securities	$34,812	$166	$(32)	$34,946
Corporate notes and bonds	260	—	—	260
Total available-for-sale debt securities	$35,072	$166	$(32)	$35,206

December 31, 2023
Fixed maturity:
United States Government and agency securities	$36,409	$411	$(18)	$36,802
Corporate notes and bonds	260	—	—	260
Total available-for-sale debt securities	$36,669	$411	$(18)	$37,062
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $35,206 and $37,062 at March 30, 2024 and December 31, 2023, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
We held $13,510 and $12,102 in marketable equity securities as of March 30, 2024 and December 31, 2023, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at March 30, 2024 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$15,118	$15,191
One year through five years	19,954	20,015
Six years through ten years	—	—
After ten years	—	—
Total	$35,072	$35,206
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	March 30, 2024		December 31, 2023
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$41,535	$29,962	$41,679	$29,252
Employment-related	13,139	10,342	13,007	9,957
Tradenames	12,856	8,383	12,860	8,123
Amortized intangible assets	67,530	$48,687	67,546	$47,332
Less accumulated amortization	48,687		47,332
Identified intangible assets, net	$18,843		$20,214

Goodwill	$84,739		$84,800

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the three months ended March 30, 2024 and the year ended December 31, 2023 were as follows:

	Balance at January 1, 2024	Acquisitions	Translation and Other Adjustments	Balance at March 30, 2024
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	79,859	—	(61)	79,798
Total	$84,800	$—	$(61)	$84,739

	Balance at January 1, 2023	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2023
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	65,166	14,758	(65)	79,859
Total	$70,107	$14,758	$(65)	$84,800

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of March 30, 2024, was as follows:

Estimated Future Amortization Expense
Remaining nine months of 2024	$3,809
2025	4,357
2026	3,517
2027	2,932
2028	2,136
2029	1,685
Thereafter	407
$18,843
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,108. At March 30, 2024, we had $6,340 available under the lines of credit with borrowings outstanding of $2,499 and $2,269 committed through issued letters of credit. Borrowings outstanding generally bear interest at the bank’s prime rate or SOFR plus a margin adjustment of 1.86%.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
Our long-term debt consisted of the following:

	March 30, 2024	December 31, 2023
Revolving credit facility:
Swing-line borrowings	$13,658	$6,616
SOFR borrowings	155,000	135,000
	168,658	141,616
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
6.19% Senior unsecured notes	75,000	75,000
	150,000	150,000
Term loans	23,164	32,442
	341,822	324,058
Less debt issuance costs	412	452
Less current portion	31,987	40,429
	$309,423	$283,177
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of March 30, 2024, we had unused commitments under the facility approximating $153,718, with $171,282 committed, consisting of borrowings of $168,658 and issued letters of credit of $2,624.
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
March 30, 2024
(Amounts in thousands, except share data)
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at March 30, 2024 were as follows: 2024--$31,150; 2025--$19,848; 2026--$200,824; 2027--$45,000; 2028--$45,000; and 2029 and thereafter--$0.
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
The AR Securitization program has a limit of $90,000, of which $89,689 was issued for LCs as of March 30, 2024 and December 31, 2023.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of March 30, 2024--to the bank in exchange for the bank issuing LCs.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
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
Total Commitments Related to Issued Letters of Credit--As of March 30, 2024, total commitments related to issued LCs were $94,582, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,269 were issued under short-term lines of credit. As of December 31, 2023, total commitments related to issued LCs were $94,702, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,389 were issued under short-term lines of credit.
As of March 30, 2024, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
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

	Condensed Consolidated Balance Sheet Classification	March 30, 2024	December 31, 2023
Assets
Operating lease assets	Right-of-use assets - operating leases	$111,408	$110,248
Finance lease assets	Property and equipment, net	20,188	18,613
Total lease assets		$131,596	$128,861
Liabilities
Current operating lease liabilities	Other current liabilities	$39,602	$39,043
Non-current operating lease liabilities	Lease liabilities - operating leases	72,014	71,134
Total operating lease liabilities		111,616	110,177
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	5,503	4,794
Non-current finance lease liabilities	Lease liabilities - finance leases	14,682	13,544
Total finance lease liabilities		20,185	18,338
Total lease liabilities		$131,801	$128,515
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended
	Condensed Consolidated Statements of Operations Classification	March 30, 2024	April 1, 2023

Operating lease cost	Operating expense	$5,934	$7,746
Operating lease cost	Selling expense	2,648	3,113
Operating lease cost	General and administrative expense	261	290
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,419	855
Interest expense on lease liabilities	Interest expense	200	90
Other lease cost (1)	Operating expense	1,943	1,448
Other lease cost (1)	Selling expense	375	487
Other lease cost (1)	General and administrative expense	(42)	26
Total lease cost		$12,738	$14,055
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of March 30, 2024 was 3.6 years for operating leases and 4.4 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of March 30, 2024 were 4.20% for operating leases and 4.47% for finance leases.

Supplemental Cash Flow Information Related to Leases	Three Months Ended
	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(11,919)	$(10,968)
Operating cash flows from finance leases	(200)	(90)
Financing cash flows from finance leases	(1,148)	(759)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,266	15,410
Finance leases	2,995	2,125

Maturity Analysis of Lease Liabilities	As of March 30, 2024
	Operating Leases	Finance Leases
Remaining nine months of 2024	$33,266	$4,789
2025	36,683	5,632
2026	24,365	4,761
2027	13,719	2,863
2028	6,256	2,033
2029	2,492	1,242
Thereafter	3,433	886
Total lease payments	120,214	22,206
Less interest	8,598	2,021
Total	$111,616	$20,185
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
March 30, 2024
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights (“SSARs”) and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Compensation expense, all share-based payment plans	$1,907	$1,690
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with one year of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $487 being recognized for the three months ended March 30, 2024 and $445 for the three months ended April 1, 2023.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $39 for the three months ended March 30, 2024 and $65 for the three months ended April 1, 2023. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
Restricted Stock Units--During the three months ended March 30, 2024, the Compensation Committee awarded 72,245 PRSUs to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of March 30, 2024.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2024	933,843	$16.02
Granted	72,245	21.94
Forfeited	(5,341)	15.89
Vested	(187,695)	14.32
Unvested, March 30, 2024	813,052	$16.94	1.4 years	$5,882	$18,050
Employee PRSUs	764,781	$16.94	1.4 years	$5,574	$16,978
Nonemployee Director RSUs	48,271	$16.79	1.1 years	$308	$1,072

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $1,381 for the three months ended March 30, 2024 and $1,180 for the three months ended April 1, 2023.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Three Months Ended
	March 30, 2024	April 1, 2023
Volatility rate	9.5%	9.6%
Risk-free interest rate	4.3%	4.6%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 30, 2024.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,688,831	$9.04
Granted	—	—
Exercised	(12,256)	8.08
Forfeited	—	—
Outstanding, March 30, 2024	1,676,575	$9.05	3.2 years	$22,047

Exercisable, March 30, 2024	1,498,678	$8.74	2.9 years	$20,172

As of March 30, 2024, there was approximately $116 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 0.7 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options and SSARs, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the three months ended March 30, 2024 was 29.2%. Our actual effective tax rate was 51.3% and 18.8% for the three months ended March 30, 2024 and April 1, 2023, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first three months compared to the impact they will have on the rate for the full year.
As of March 30, 2024, we had unrecognized tax benefits of $1,047, of which $397 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $51. At December 31, 2023, we had unrecognized tax benefits of $1,022, of which $369 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $47. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2018. As of March 30, 2024, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (or loss) is comprised of net income (or net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended March 30, 2024 and April 1, 2023:

Three Months Ended March 30, 2024	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(4,922)	$92	$45	$(4,785)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(581)	$—	$—	$(581)
Unrealized losses	—	(152)	—	(152)
Tax effect	—	16	—	16
Net of tax amount	(581)	(136)	—	(717)
Balance at March 30, 2024	$(5,503)	$(44)	$45	$(5,502)

Three Months Ended April 1, 2023	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(5,511)	$(199)	$122	$(5,588)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$31	$—	$—	$31
Unrealized losses	—	(49)	—	(49)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(26)	—	(26)
Tax effect	—	16	—	16
Net of tax amount	31	(59)	—	(28)
Balance at April 1, 2023	$(5,480)	$(258)	$122	$(5,616)
There were no changes in defined benefit pension plans for either the three months ended March 30, 2024 or April 1, 2023. Changes in defined benefit pension plans are included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
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

	Three Months Ended
	March 30, 2024	April 1, 2023
Income available to common shareholders:
Net (loss) income	$(2,275)	$5,996

Weighted-average shares (in thousands):
Basic:
Outstanding	41,517	42,747
Partially-paid share subscriptions	315	330
Basic weighted-average shares	41,832	43,077

Diluted:
Basic from above	41,832	43,077
Incremental shares from assumed:
Exercise of stock subscription purchase rights	—	5
Exercise of stock options and awards	—	2,040
Diluted weighted-average shares	41,832	45,122

Net (loss) income per share:
Basic	$(.05)	$.14

Diluted	$(.05)	$.13

Antidilutive amounts excluded from Calculation:
Exercise of stock subscription purchase rights	72	—
Exercise of stock options and awards	1,802	—

The potentially dilutive shares were excluded from the calculation of diluted net loss per share for the three months ended March 30, 2024 because their effect would have been anti-dilutive.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended March 30, 2024 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2024	32,848,308	8,499,086	41,347,394
Shares purchased	(365,026)	(19,555)	(384,581)
Shares sold	32	165,353	165,385
Options and awards exercised	376,296	—	376,296
Shares outstanding at March 30, 2024	32,859,610	8,644,884	41,504,494
On March 30, 2024, we had 41,504,494 common and redeemable shares outstanding, employee options exercisable to purchase 1,498,678 common shares, partially-paid subscriptions for 1,259,250 common shares and purchase rights outstanding for 455,754 common shares.
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
March 30, 2024
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
Measurement of Segment Profit and Loss and Segment Assets--We evaluate performance and allocate resources based primarily on operating income and also actively manage business unit operating assets. Segment information, including reconciling adjustments, is presented consistent with the basis described in our 2023 Annual Report.
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended March 30, 2024
Revenues	$241,336	$162,850	$623	$—		$404,809
Income (loss) from operations	13,310	(2,605)	(7,531)	(2,940)	(a)	234
Interest expense				(4,067)		(4,067)
Interest income				526		526
Other income (expense), net				(1,364)		(1,364)
Income before income taxes						$(4,671)
Segment assets, total	$369,416	$377,319	$—	$534,935	(b)	$1,281,670

Three Months Ended April 1, 2023
Revenues	$224,576	$146,208	$550	$—		$371,334
Income (loss) from operations	16,034	(257)	(4,024)	(246)	(a)	11,507
Interest expense				(3,871)		(3,871)
Interest income				399		399
Other income (expense), net				(651)		(651)
Income before income taxes						$7,384
Segment assets, total	$399,853	$299,896	$—	$304,491	(b)	$1,004,240

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
Disaggregation of Revenue
The following tables disaggregate our revenue for the three months ended March 30, 2024 and April 1, 2023 by major sources:

Three Months Ended March 30, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$149,419	$82,752	$(480)	$231,691
Grounds maintenance	—	32,745	—	32,745
Storm damage services	4,932	2,737	—	7,669
Consulting and other	86,985	44,616	1,103	132,704
Total revenues	$241,336	$162,850	$623	$404,809

Geography:
United States	$228,007	$153,449	$623	$382,079
Canada	13,329	9,401	—	22,730
Total revenues	$241,336	$162,850	$623	$404,809

Three Months Ended April 1, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$142,589	$81,824	$(137)	$224,276
Grounds maintenance	—	28,023	—	28,023
Storm damage services	3,973	5,022	—	8,995
Consulting and other	78,014	31,339	687	110,040
Total revenues	$224,576	$146,208	$550	$371,334

Geography:
United States	$213,819	$137,740	$550	$352,109
Canada	10,757	8,468	—	19,225
Total revenues	$224,576	$146,208	$550	$371,334

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $1,201 of revenue for the three months ended March 30, 2024, that was included in the contract liability balance at December 31, 2023 and $1,280 of revenue for the three months ended April 1, 2023, that was included in the contract liability balance at December 31, 2022. Net contract liabilities consisted of the following:

	March 30, 2024	December 31, 2023
Contract liabilities - current	$5,075	$3,430
Contract liabilities - noncurrent	2,895	3,700
Net contract liabilities	$7,970	$7,130
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at March 30, 2024 were as follows:

		Fair Value Measurements at March 30, 2024 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at March 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,859	$2,859	$—	$—
Certificates of deposits, noncurrent	3,500	3,500	—	—
Available-for-sale debt securities:
United States Government and agency securities	34,946	34,946	—	—
Corporate notes and bonds	260	260	—	—
Total available-for-sale debt securities	35,206	35,206	—	—
Marketable equity securities:
Mutual funds	11,910	11,910	—	—
Corporate stocks	6	6	—	—
Exchange traded funds	1,594	1,594	—	—
Total marketable equity securities	13,510	13,510	—	—
Liabilities:
Deferred compensation	$1,671	$—	$—	$1,671
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2023 were as follows:

		Fair Value Measurements at December 31, 2023 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,859	$2,859	$—	$—
Certificates of deposits, noncurrent	3,500	3,500	—	—
Available-for-sale debt securities:
United States Government and agency securities	36,802	36,802	—	—
Corporate notes and bonds	260	260	—	—
Total available-for-sale debt securities	37,062	37,062	—	—
Marketable equity securities:
Mutual funds	6,842	6,842	—	—
Corporate stocks	3,780	3,780	—	—
Exchange traded funds	1,480	1,480	—	—
Total marketable equity securities	12,102	12,102	—	—
Liabilities:
Deferred compensation	$1,572	$—	$—	$1,572

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
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
The peer group at March 30, 2024 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
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

	March 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$35,206	$35,206	$37,062	$37,062
Marketable equity securities	13,510	13,510	12,102	12,102

Liabilities:
Revolving credit facility, noncurrent	$168,658	$168,658	$141,616	$141,616
Senior unsecured notes, noncurrent	135,000	131,809	135,000	130,959
Term loans, noncurrent	6,829	6,822	7,012	7,252
Total	$310,487	$307,289	$283,628	$279,827
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
March 30, 2024
(Amounts in thousands, except share data)
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
March 30, 2024
(Amounts in thousands, except share data)
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
Since the individual defendants' criminal matters are now resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. The Company’s motion for summary judgment was argued before the State Court in October 2023 and remained pending as of the end of the first quarter of 2024. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree is the only remaining defendant in the State Court case. The State Court has set a civil jury trial for the week of July 29 to August 2, 2024.
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided, and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. On March 27, 2024, the Federal Court ordered the plaintiff to refile a deficient RICO statement, dismissed the Company’s motion to dismiss without prejudice and leave to refile once the plaintiff’s RICO statement has been refiled, and set a briefing schedule. The Federal Court has not yet set a trial date.
Previously, on December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia (“United States Attorney”) informed the Company and Wolf Tree that they are also under investigation for potential civil or other violations of immigration and other laws relating to the subject matters of the criminal investigation referenced above. The Company and Wolf Tree fully cooperated with the investigation.
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
March 30, 2024
(Amounts in thousands, except share data)
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
On November 10, 2022, the Court authorized the plaintiff’s to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date has been continued to August 19, 2024.
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $5,229 and $5,272 as of March 30, 2024 and December 31, 2023, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $186,687 and $183,408 as of March 30, 2024 and December 31, 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2024
(Amounts in thousands, except share data)
section of the consolidated balance sheets and totaled $191,916 and $188,680 as of March 30, 2024 and December 31, 2023, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Recent Trends
Our business continues to be impacted by a number of macro-economic factors. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe, as well as the Israel-Hamas war, have only exacerbated an already difficult operating environment. These factors, combined with higher fuel costs, higher interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.
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

	Three Months Ended
	March 30, 2024	April 1, 2023	Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	69.4	67.1	2.3
Selling	17.3	18.4	(1.1)
General and administrative	9.5	8.5	1.0
Depreciation and amortization	4.0	3.7	.3
Gain on sale of assets, net	(.3)	(.8)	.5

Income from operations	.1	3.1	(3.0)

Other income (expense):
Interest expense	(1.0)	(1.0)	—
Interest income	.1	.1	—
Other, net	(.3)	(.2)	(.1)

(Loss) income before income taxes	(1.2)	2.0	(3.2)

Income tax (benefit) expense	(.6)	.4	(1.0)

Net (loss) income	(.6)%	1.6%	(2.2)%

Index
First Three Months—Three Months Ended March 30, 2024 Compared to Three Months Ended April 1, 2023
Our results of operations for the three months ended March 30, 2024 compared to the three months ended April 1, 2023 were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023	Change	Percentage Change
Revenues	$404,809	$371,334	$33,475	9.0%

Costs and expenses:
Operating	280,779	249,069	31,710	12.7
Selling	69,976	68,223	1,753	2.6
General and administrative	38,491	31,437	7,054	22.4
Depreciation and amortization	16,408	13,994	2,414	17.3
Gain on sale of assets, net	(1,079)	(2,896)	1,817	(62.7)
	404,575	359,827	44,748	12.4

Income from operations	234	11,507	(11,273)	(98.0)
Other income (expense):
Interest expense	(4,067)	(3,871)	(196)	5.1
Interest income	526	399	127	31.8
Other, net	(1,364)	(651)	(713)	109.5
(Loss) income before income taxes	(4,671)	7,384	(12,055)	(163.3)

Income tax (benefit) expense	(2,396)	1,388	(3,784)	(272.6)

Net income	$(2,275)	$5,996	$(8,271)	(137.9)%
Revenues--Revenues of $404,809 increased $33,475 compared with $371,334 in the first three months of 2023. Utility Services increased $16,760 or 7.5% compared with the first three months of 2023. The increase was primarily attributable to new accounts, as well as increased work year-over-year on accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $16,642 or 11.4% compared with the first three months of 2023. Increases were primarily in grounds maintenance and consulting and other revenue.
Operating Expenses--Operating expenses of $280,779 increased $31,710 compared with the first three months of 2023 and, as a percentage of revenue, increased to 69.4% from 67.1%. Utility Services increased $18,249 or 11.0% compared with the first three months of 2023 and, as a percentage of revenue, increased to 76.0% from 73.6%. The increase was attributable to increases in labor and benefits expense, subcontractor expense, materials expense, tools and parts expense and fuel expense. Residential and Commercial Services increased $13,611 or 16.1% compared with the first three months of 2023 and, as a percentage of revenue, increased to 60.3% from 57.8%. The increase was primarily attributable to increases in labor and benefits expense, material expense, equipment expense, subcontractor expense, and tools and parts expense.
Fuel costs of $11,293 decreased $1,368, or 10.8%, from the $12,661 incurred in the first three months of 2023 and impacted operating expenses within all segments. The $1,368 decrease included usage decreases approximating $550 and price decreases approximating $818.

Index
Selling Expenses--Selling expenses of $69,976 increased $1,753 compared with the first three months of 2023 but, as a percentage of revenue, decreased to 17.3% from 18.4%. Utility Services increased $182 or .7% compared to the first three months of 2023 but, as a percentage of revenue, decreased to 11.5% from 12.2%. The increase was primarily attributable to an increase in field management travel expense which was partially offset by decreases in field management wages and taxes. Residential and Commercial Services experienced an increase of $1,565 or 3.7% compared to the first three months of 2023 but, as a percentage of revenue, decreased to 26.7% from 28.7%. The increase was primarily attributable to increases in office rent, professional services and field management travel expense.
General and Administrative Expenses--General and administrative expenses of $38,491 increased $7,054 from $31,437 in the first three months of 2023. The increase was primarily attributable to increases in salary and incentive expense and office supplies expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $16,408 increased $2,414 from $13,994 incurred in the first three months of 2023 which was primarily attributable to placing our enterprise software in service.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,079 for the first three months of 2024 decreased $1,817 from the $2,896 gain in the first three months of 2023. We sold fewer units of equipment at a lower average gain per unit during the first three months of 2024 as compared with the first three months of 2023.
Interest Expense--Interest expense of $4,067 increased $196 from the $3,871 incurred in the first three months of 2023. The increase was attributable to higher average borrowing and increased interest rates during the first three months of 2024, as compared with the first three months of 2023.
Other, Net--Other expense, net, of $1,364 increased $713 from the $651 expense incurred in the first three months of 2023 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Tax (Benefit) Expense--Income tax benefit for the first three months of 2024 was $2,396, as compared to expense of $1,388 for the first three months of 2023. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first three months of 2024 was 51.3%. Our effective tax rate for the first three months of 2023 was 18.8%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of discrete items and state and local taxes.
Net (loss) Income--Net loss of $2,275 for the first three months of 2024 was $8,271 less than the net income of $5,996 for the first three months of 2023.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash provided by (used in):
Operating activities	$23,121	$(14,125)
Investing activities	(35,298)	(24,898)
Financing activities	16,248	45,162
Effect of exchange rate changes on cash	(42)	12
Increase in cash	$4,029	$6,151
Cash Provided By Operating Activities--Cash provided by operating activities was $23,121 for the first three months of 2024, a change of $37,246 when compared to the first three months of 2023. The $37,246 increase in operating cash flow was primarily attributable to the change of $40,710 related to accounts receivable and the change of $13,556 related to prepaid expenses, which was partially offset by the change of $9,717 related to other operating assets and liabilities.
Overall, accounts receivable decreased $14,954 during the first three months of 2024, as compared to an increase of $25,756 during the first three months of 2023. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2024 decreased by 12 days to 74 days, when compared to 86 days at the end of the first three months of 2023. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Prepaid expenses decreased $13,534 in the first three months of 2024, a change of $13,556 compared to the $22 increase in the first three months of 2023. The change was primarily related to prepaid insurance premiums.
Other operating assets and liabilities increased $4,996 in the first three months of 2024, a change of $9,717 compared to the $4,721 decrease in the first three months of 2023. The change was primarily attributable to increases in operating supplies and prepaid income taxes.
Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2024 was $35,298, a $10,400 increase when compared to the first three months of 2023. The increase was primarily the result of increases in capital expenditures for land and buildings and equipment.
Cash Provided By Financing Activities--Cash provided by financing activities was $16,248 during the first three months of 2024, a decrease of $28,914 as compared with the $45,162 provided during the first three months of 2023. During the first three months of 2024, our revolving credit facility, net provided $27,041 in cash as compared with $61,566 provided during the first three months of 2023. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable decreased $7,310 during the first three months of 2024, a change of $2,027 when compared to the $9,337 decrease in the first three months of 2023. Treasury share transactions (purchases and sales) used $1,265 for the first three months of 2024, $4,166 more than the $5,431 used in the first three months of 2023. Dividends paid of $1,070 during the first three months of 2024 increased $193 as compared with $877 paid in the first three months of 2023.

Index
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $133 and $19 during the three months ended March 30, 2024 and April 1, 2023, respectively. Share repurchases, other than redeemable common shares, approximated $8,400 and $8,400 during the three months ended March 30, 2024 and April 1, 2023, respectively.
Contractual Obligations Summary and Commercial Commitments
As of March 30, 2024, total commitments related to issued letters of credit were $94,582, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,269 were issued under short-term lines of credit. As of December 31, 2023, total commitments related to issued letters of credit were $94,702, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,389 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2024 through 2027. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At March 30, 2024, we had working capital of $234,519, availability under short-term lines of credit approximating $6,340 and $153,718 available under our revolving credit facility.
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

Index
As discussed in our 2023 Annual Report, we believe that our policies related to revenue recognition, the allowance for credit losses, stock valuation and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily with Utility customers; allowance for credit losses; and self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies have not changed materially from those discussed in our 2023 Annual Report.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of rising inflation or interest rates, instability in the global banking system, geopolitical conditions, the possibility of an economic recession, or public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and the possibility that increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, and recent volatility arising from the effects of the Russia-Ukraine conflict and the Israel-Hamas war; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of the Russia-Ukraine conflict and the Israel-Hamas war, supply chain

Index
shortages and disruptions, rising interest rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in “Part I - Item 1A. Risk Factors.” of our 2023 Annual Report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
While we have experienced inflation and higher interest rates during 2024, there have been no material changes in our reported market risks or risk management policies since the filing of our 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 11, 2024.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Since the individual defendants' criminal matters are now resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. The Company’s motion for summary judgment was argued before the State Court in October 2023 and remained pending as of the end of the first quarter of 2024. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree is the only remaining defendant in the State Court case. The State Court has set a civil jury trial for the week of July 29 to August 2, 2024.
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided, and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. On March 27, 2024, the Federal Court ordered the plaintiff to refile a deficient RICO statement, dismissed the Company’s motion to dismiss without prejudice and leave to refile once the plaintiff’s RICO statement has been refiled, and set a briefing schedule. The Federal Court has not yet set a trial date.
Previously, on December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia (“United States Attorney”) informed the Company and Wolf Tree that they are also under investigation for potential civil or other violations of immigration and other laws relating to the subject matters of the criminal investigation referenced above. The Company and Wolf Tree fully cooperated with the investigation.
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

Index
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
On November 10, 2022, the Court authorized the plaintiff’s to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date has been continued to August 19, 2024.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year

Index
of $220,000,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a $200,000,000 corresponding insurance recoverable within our Condensed Consolidated Balance Sheet as of March 30, 2024.
Item 1A.Risk Factors.
Our 2023 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2023 Annual Report during the three months ended March 30, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2024
January 1 to January 27	2,262	$20.80	—	2,798,291
January 28 to February 24	77	20.80	—	2,798,291
February 25 to March 30	382,242	22.20	—	2,798,291
Total First Quarter	384,581	22.19	—

Total Year-to-Date	384,581	$22.19	—

(1) During the three months ended March 30, 2024, the Company purchased 384,581 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 2,798,291 remained available under the program, as of March 30, 2024. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended March 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1© of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 6.Exhibits.
See the Exhibit Index below.

Index
Exhibits

Exhibit No.	Description

10.1 *
The Davey Tree Expert Company Board of Directors Revised Compensation Plan (January 1, 2024 Restatement) (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2024).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith
* Management contracts or compensatory plans or arrangements.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	May 9, 2024	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	May 9, 2024	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)