Form 10-Q
period 2024-06-29
DAVEY TREE EXPERT CO
filed 2024-08-07
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 41,304,540 Common Shares, $.50 par value, outstanding as of August 2, 2024. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 29, 2024

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	9
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	9
	D	—	Business Combinations	11
	E	—	Marketable Securities	12
	F	—	Identified Intangible Assets and Goodwill, Net	13
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	14
	H	—	Leases	18
	I	—	Stock-Based Compensation	19
	J	—	Income Taxes	22
	K	—	Accumulated Other Comprehensive Income (Loss)	22
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	25
	M	—	Operations by Business Segment	26
	N	—	Revenue Recognition	28
	O	—	Fair Value Measurements and Financial Instruments	30
	P	—	Commitments and Contingencies	33
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			38
	Results of Operations			39
	Liquidity and Capital Resources			43
	Cash Flow Summary			44
	Contractual Obligations Summary and Commercial Commitments			45
	Capital Resources			45
	Critical Accounting Policies and Estimates			45
	Note Regarding Forward-Looking Statements			46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			47

Item 4.	Controls and Procedures			47

Part II.	Other Information			48

Item 1.	Legal Proceedings			48

Item 1A.	Risk Factors			51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			51

Item 5.	Other Information			52

Item 6.	Exhibits			53

Exhibit Index				54

Signatures				55

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	June 29, 2024	December 31, 2023
Assets
Current assets:
Cash	$16,388	$11,070
Accounts receivable, net	371,582	360,470
Operating supplies	20,848	18,369
Other current assets	89,235	116,771
Total current assets	498,053	506,680
Property and equipment, net	363,374	312,678
Right-of-use assets - operating leases	106,024	110,248
Marketable securities and other investments	36,763	34,565
Insurance receivable	204,483	200,000
Other assets	14,088	11,875
Intangible assets, net	18,407	20,214
Goodwill	95,266	84,800
Total assets	$1,336,458	$1,281,060
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$53,720	$59,140
Accrued expenses	83,851	81,944
Current portion of long-term debt and finance lease liabilities	30,649	45,223
Other current liabilities	88,964	89,965
Total current liabilities	257,184	276,272
Long-term debt	338,369	283,177
Lease liabilities - finance leases	15,024	13,544
Lease liabilities - operating leases	67,193	71,134
Self-insurance accruals	92,233	84,053
Litigation accruals	204,483	200,000
Other noncurrent liabilities	11,170	11,726
Total liabilities	985,656	939,906
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 8,313 and 8,499 shares at redemption value as of June 29, 2024 and December 31, 2023	189,546	188,680
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,514 and 77,328 shares issued and outstanding before deducting treasury shares and which excludes 8,313 and 8,499 shares subject to redemption as of June 29, 2024 and December 31, 2023	38,757	39,308
Additional paid-in capital	210,806	197,962
Common shares subscribed, unissued	22,041	22,832
Retained earnings	350,779	330,436
Accumulated other comprehensive loss	(5,776)	(4,785)
	616,607	585,753
Less: Cost of common shares held in treasury; 44,526 shares at June 29, 2024 and 44,480 shares at December 31, 2023	439,799	416,616
Common shares subscription receivable	15,552	16,663
Total common shareholders' equity	161,256	152,474
Total liabilities and shareholders' equity	$1,336,458	$1,281,060

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	$481,654	$445,206	$886,463	$816,540

Costs and expenses:
Operating	300,306	274,421	581,085	523,490
Selling	81,511	76,275	151,487	144,498
General and administrative	37,370	32,449	75,861	63,886
Depreciation and amortization	17,371	14,550	33,779	28,544
Gain on sale of assets, net	(1,382)	(1,940)	(2,461)	(4,836)
Total costs and expenses	435,176	395,755	839,751	755,582

Income from operations	46,478	49,451	46,712	60,958

Other income (expense):
Interest expense	(5,222)	(4,966)	(9,289)	(8,837)
Interest income	998	428	1,524	827
Other, net	(2,169)	(824)	(3,533)	(1,475)

Income before income taxes	40,085	44,089	35,414	51,473

Income taxes	10,365	12,046	7,969	13,434

Net income	$29,720	$32,043	$27,445	$38,039

Net income per share:
Basic	$.72	$.75	$.65	$.88
Diluted	$.68	$.72	$.63	$.84

Weighted-average shares outstanding:
Basic	41,414	42,594	41,922	43,156
Diluted	43,388	44,762	43,846	45,263

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$29,720	$32,043	$27,445	$38,039
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(245)	565	(826)	596
Unrealized loss on available-for-sale securities	(29)	(82)	(165)	(141)

Other comprehensive income (loss), net of tax	(274)	483	(991)	455

Comprehensive income	$29,446	$32,526	$26,454	$38,494

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at March 30, 2024	$39,161	$195,482	$22,796	$327,091	$(5,502)	$(420,097)	$(16,376)	$142,555
Net income	—	—	—	29,720	—	—	—	29,720
Change in 401KSOP and ESOP related shares	(404)	7,763	—	(4,988)	—	—	—	2,371
Shares sold to employees	—	7,504	—	—	—	6,762	—	14,266
Options exercised	—	445	—	—	—	4,931	—	5,376
Subscription shares	—	125	(755)	—	—	149	824	343
Stock-based compensation	—	(513)	—	—	—	—	—	(513)
Dividends, $.025 per share	—	—	—	(1,044)	—	—	—	(1,044)
Other comprehensive loss	—	—	—	—	(274)	—	—	(274)
Shares purchased	—	—	—	—	—	(31,544)	—	(31,544)
Balances at June 29, 2024	$38,757	$210,806	$22,041	$350,779	$(5,776)	$(439,799)	$(15,552)	$161,256

Balances at January 1, 2024	$39,308	$197,962	$22,832	$330,436	$(4,785)	$(416,616)	$(16,663)	$152,474
Net income	—	—	—	27,445	—	—	—	27,445
Change in 401KSOP and ESOP related shares	(551)	4,673	—	(4,988)	—	—	—	(866)
Shares sold to employees	—	9,601	—	—	—	8,330	—	17,931
Options exercised	—	296	—	—	—	8,397	—	8,693
Subscription shares	—	143	(791)	—	—	167	1,111	630
Stock-based compensation	—	(1,869)	—	—	—	—	—	(1,869)
Dividends, $.050 per share	—	—	—	(2,114)	—	—	—	(2,114)
Other comprehensive loss	—	—	—	—	(991)	—	—	(991)
Shares purchased	—	—	—	—	—	(40,077)	—	(40,077)
Balances at June 29, 2024	$38,757	$210,806	$22,041	$350,779	$(5,776)	$(439,799)	$(15,552)	$161,256

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

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Operating activities
Net income	$27,445	$38,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,779	28,544
Other	852	(2,691)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(10,377)	(36,024)
Accounts payable and accrued expenses	(3,506)	(5,719)
Self-insurance accruals	7,486	5,972
Prepaid expenses	21,719	14,673
Mitigation bank credit inventory	907	(17,107)
Other, net	(1,047)	7,040
	49,813	(5,312)
Net cash provided by operating activities	77,258	32,727
Investing activities
Capital expenditures:
Equipment	(54,694)	(35,198)
Land and buildings	(16,344)	(6,953)
Purchases of businesses, net of cash acquired and debt incurred	(16,120)	(16,780)
Proceeds from sales of property and equipment	5,669	6,423
Purchases of marketable securities	(16,475)	(23,145)
Proceeds from sale of marketable securities	11,694	18,449
Net cash used in investing activities	(86,270)	(57,204)
Financing activities
Revolving credit facility borrowings	399,460	386,106
Revolving credit facility payments	(346,818)	(329,236)
Purchase of common shares for treasury	(40,077)	(36,628)
Sale of common shares from treasury	26,921	23,683
Dividends paid	(2,114)	(1,732)
Proceeds from notes payable	36,157	13,825
Payments of notes payable	(56,214)	(30,487)
Payments of finance leases	(2,924)	(2,049)
Net cash provided by financing activities	14,391	23,482
Effect of exchange rate changes on cash	(61)	53
Increase (Decrease) in cash	5,318	(942)
Cash, beginning of period	11,070	18,526
Cash, end of period	$16,388	$17,584
Supplemental cash flow information follows:
Interest paid	$11,658	$8,596
Income taxes paid	4,641	12,058

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended June 29, 2024 is referred to as the second quarter of 2024, and the fiscal quarter ended July 1, 2023 is referred to as the second quarter of 2023.
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
June 29, 2024
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and six months ended June 29, 2024 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	June 29, 2024	December 31, 2023
Accounts receivable	$263,206	$263,426
Unbilled receivables(1)	113,219	99,485
	376,425	362,911
Less allowances for credit losses	4,843	2,441
Accounts receivable, net	$371,582	$360,470
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	June 29, 2024	December 31, 2023
Prepaid expenses	$22,743	$44,534
Mitigation bank credit inventory	27,478	28,385
Assets invested for self-insurance	23,913	20,959
Payroll taxes refundable	14,932	22,591
Other	169	302
Total	$89,235	$116,771

Property and equipment, net	June 29, 2024	December 31, 2023
Land and land improvements	$28,437	$28,177
Buildings and leasehold improvements	112,974	99,964
Equipment	725,685	684,562
	867,096	812,703
Less accumulated depreciation	503,722	500,025
Total	$363,374	$312,678

Other assets, noncurrent	June 29, 2024	December 31, 2023
Investment--cost-method affiliate	$1,630	$1,405
Deferred income taxes	6,024	6,001
Cloud computing arrangements	27	107
Other	6,407	4,362
Total	$14,088	$11,875

Accrued expenses	June 29, 2024	December 31, 2023
Employee compensation	$33,343	$40,656
Accrued compensated absences	15,609	14,483
Self-insured medical claims	4,541	2,309
Income tax payable	4,375	1,135
Customer advances, deposits	3,180	1,275
Taxes, other than income	9,679	6,017
Other	13,124	16,069
Total	$83,851	$81,944

Other current liabilities	June 29, 2024	December 31, 2023
Notes payable	$—	$543
Current portion of:
Lease liability-operating leases	39,282	39,043
Self-insurance accruals	49,682	50,379
Total	$88,964	$89,965

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)

Other noncurrent liabilities	June 29, 2024	December 31, 2023
Non-qualified retirement plans	$5,674	$5,630
Other	5,496	6,096
Total	$11,170	$11,726
D.    Business Combinations
Our cash investments in businesses during the first six months of 2024 were $16,280 and we issued debt, in the form of notes payable to the sellers, of $5,380 which have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2023, our cash investments in businesses was $21,746 and debt issued, in the form of notes payable to the sellers, was $7,046.
Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the six months ended June 29, 2024, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.
The effect of these acquisitions on our consolidated revenues and results of operations for the three and six months ended June 29, 2024 was not significant.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Six Months Ended June 29, 2024	Year Ended December 31, 2023
Detail of acquisitions:
Assets acquired:
Cash	$160	$249
Receivables	1,290	211
Operating supplies	677	1,538
Prepaid expense	—	141
Equipment	9,550	7,220
Deposits and other	1,323	2,658
Intangible assets	895	7,302
Goodwill	10,554	14,758
Liabilities assumed	(2,789)	(5,285)
Debt issued for purchases of businesses	(5,380)	(7,046)
Cash paid	$16,280	$21,746

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at June 29, 2024 and December 31, 2023 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
June 29, 2024
Fixed maturity:
United States Government and agency securities	$40,819	$230	$(41)	$41,008
Total available-for-sale debt securities	$40,819	$230	$(41)	$41,008

December 31, 2023
Fixed maturity:
United States Government and agency securities	$36,409	$411	$(18)	$36,802
Corporate notes and bonds	260	—	—	260
Total available-for-sale debt securities	$36,669	$411	$(18)	$37,062
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $41,008 and $37,062 at June 29, 2024 and December 31, 2023, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held $13,560 and $12,102 in marketable equity securities as of June 29, 2024 and December 31, 2023, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at June 29, 2024 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$20,656	$20,805
One year through five years	20,163	20,203
Six years through ten years	—	—
After ten years	—	—
Total	$40,819	$41,008

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	June 29, 2024		December 31, 2023
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$41,541	$30,790	$41,679	$29,252
Employment-related	13,612	10,582	13,007	9,957
Tradenames	13,267	8,641	12,860	8,123
Amortized intangible assets	68,420	$50,013	67,546	$47,332
Less accumulated amortization	50,013		47,332
Identified intangible assets, net	$18,407		$20,214

Goodwill	$95,266		$84,800

The changes in the carrying amounts of goodwill, by segment, for the six months ended June 29, 2024 and the year ended December 31, 2023 were as follows:

	Balance at January 1, 2024	Acquisitions	Translation and Other Adjustments	Balance at June 29, 2024
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	79,859	10,554	(88)	90,325
Total	$84,800	$10,554	$(88)	$95,266

	Balance at January 1, 2023	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2023
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	65,166	14,758	(65)	79,859
Total	$70,107	$14,758	$(65)	$84,800

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of June 29, 2024, was as follows:

Estimated Future Amortization Expense
Remaining six months of 2024	$2,559
2025	4,511
2026	3,671
2027	3,086
2028	2,290
2029	1,883
Thereafter	407
$18,407
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,097. At June 29, 2024, we had $10,831 available under the lines of credit with no borrowings outstanding and $266 committed through issued letters of credit. Borrowings outstanding generally bear interest at the bank’s prime rate or Secured Overnight Financing Rate (“SOFR”) plus a margin adjustment of 1.86%.

Our long-term debt consisted of the following:

	June 29, 2024	December 31, 2023
Revolving credit facility:
Swing-line borrowings	$9,258	$6,616
SOFR borrowings	185,000	135,000
	194,258	141,616
Senior unsecured notes:
3.99% Senior unsecured notes	50,000	50,000
4.00% Senior unsecured notes	25,000	25,000
6.19% Senior unsecured notes	75,000	75,000
	150,000	150,000
Term loans	19,491	32,442
	363,749	324,058
Less debt issuance costs	372	452
Less current portion	25,008	40,429
	$338,369	$283,177
Revolving Credit Facility--In August 2021, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in August 2026, permits borrowings, as defined, of up to $325,000, including a letter of credit sublimit of $150,000 and a swing-line commitment of $30,000. Under certain circumstances, the amount available under the revolving credit facility may be increased to $425,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.00 to

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. As of June 29, 2024, we had unused commitments under the facility approximating $128,118, with $196,882 committed, consisting of borrowings of $194,258 and issued letters of credit of $2,624.
In January 2023, we amended the amended and restated credit agreement to update the benchmark interest rate provisions to replace LIBOR with the SOFR. Following the amendment, borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
In July 2024, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in July 2029 permits borrowings of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.25 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the amended and restated credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. Borrowings outstanding bear interest, at Davey Tree’s option, of either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. The base rate is the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the “3.99% Senior Notes”), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in September 2021. Among other things, the amendment increased the total facility limit to $150,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to September 2024. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2021 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $150,000. As the Company has previously issued notes in an aggregate amount of $150,000 under the Note Purchase and Shelf Agreement, it no longer has capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at June 29, 2024 were as follows: 2024--$21,339; 2025--$21,779; 2026--$228,478; 2027--$46,948; 2028--$45,175; and 2029 and thereafter--$30.
Accounts Receivable Securitization Facility--In June 2023, the Company amended its Accounts Receivable Securitization Facility (the “AR Securitization program”) to extend the scheduled termination date for an additional one-year period, to July 21, 2024. In addition to extending the termination date for another year, the amendment allows the borrower, a wholly-owned subsidiary of the Company, under certain circumstances, to increase the limit of its AR Securitization program to $150,000.
The AR Securitization program has a limit of $90,000, of which $89,689 was issued for letters of credit (“LCs”) as of June 29, 2024 and December 31, 2023.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of June 29, 2024--to the bank in exchange for the bank issuing LCs.
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
June 29, 2024
(Amounts in thousands, except share data)
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
In July 2024, the Company amended its AR Securitization program to extend the scheduled termination date for an additional one-year period, to July 20, 2025. In addition to extending the termination date for another year, the amendment increased the limit of its AR Securitization program to $125,000 and provided that the lender may issue loans, in addition to letters of credit, under the AR Securitization program.
Total Commitments Related to Issued Letters of Credit--As of June 29, 2024, total commitments related to issued LCs were $92,579, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $266 were issued under short-term lines of credit. As of December 31, 2023, total commitments related to issued LCs were $94,702, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,389 were issued under short-term lines of credit.
As of June 29, 2024, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
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

	Condensed Consolidated Balance Sheet Classification	June 29, 2024	December 31, 2023
Assets
Operating lease assets	Right-of-use assets - operating leases	$106,024	$110,248
Finance lease assets	Property and equipment, net	20,188	18,613
Total lease assets		$126,212	$128,861
Liabilities
Current operating lease liabilities	Other current liabilities	$39,282	$39,043
Non-current operating lease liabilities	Lease liabilities - operating leases	67,193	71,134
Total operating lease liabilities		106,475	110,177
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	5,641	4,794
Non-current finance lease liabilities	Lease liabilities - finance leases	15,024	13,544
Total finance lease liabilities		20,665	18,338
Total lease liabilities		$127,140	$128,515
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Six Months Ended
	Condensed Consolidated Statements of Operations Classification	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Operating lease cost	Operating expense	$11,057	$7,868	$16,991	$15,614
Operating lease cost	Selling expense	2,627	3,294	5,275	6,407
Operating lease cost	General and administrative expense	277	375	538	665
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,517	987	2,936	1,842
Interest expense on lease liabilities	Interest expense	212	111	412	201
Other lease cost (1)	Operating expense	2,028	1,376	3,971	2,824
Other lease cost (1)	Selling expense	400	495	775	982
Other lease cost (1)	General and administrative expense	72	48	30	74
Total lease cost		$18,190	$14,554	$30,928	$28,609
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of June 29, 2024 was 3.5 years for operating leases and 4.2 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of June 29, 2024 were 4.24% for operating leases and 4.57% for finance leases.

Supplemental Cash Flow Information Related to Leases	Six Months Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(23,713)	$(22,147)
Operating cash flows from finance leases	(413)	(201)
Financing cash flows from finance leases	(2,924)	(2,049)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	18,407	27,462
Finance leases	5,251	3,725

Maturity Analysis of Lease Liabilities	As of June 29, 2024
	Operating Leases	Finance Leases
Remaining six months of 2024	$22,585	$3,241
2025	38,245	6,292
2026	25,680	5,428
2027	14,582	3,357
2028	7,024	2,252
2029	2,745	1,264
Thereafter	4,188	886
Total lease payments	115,049	22,720
Less interest	8,574	2,055
Total	$106,475	$20,665
I.    Stock-Based Compensation
Our shareholders approved the 2024 Omnibus Stock Plan (the “2024 Stock Plan”) at our annual meeting of shareholders on May 21, 2024. The 2024 Stock Plan replaced the expired 2014 Omnibus Stock Plan (the “2014 plan”) previously approved by the shareholders in 2014. The 2024 Stock Plan is administered by the Compensation Committee of the Board of Directors and has a term of ten years. All directors of the Company and employees of the Company and its subsidiaries are eligible to participate in the 2024 Stock Plan. The 2024 Stock Plan (similar to the 2014 plan) continues the maintenance of the Employee Stock Purchase Plan, as well as provisions for the grant of stock options and other stock-based incentives. The 2024 Stock Plan provides for the grant of five percent of the number of the Company’s common shares outstanding as of the first day of each fiscal year plus the number of common shares that were available for grant of awards, but not granted, in prior years. In no event, however, may the number of common shares available for the grant of awards in any fiscal year exceed ten percent of the common shares outstanding as of the first day of that fiscal year. Common shares subject to an award

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
that is forfeited, terminated, or canceled without having been exercised are generally added back to the number of shares available for grant under the 2024 Stock Plan.
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Compensation expense, all share-based payment plans	$3,220	$1,715	$5,127	$3,405
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $1,015 being recognized for the six months ended June 29, 2024 and $881 for the six months ended July 1, 2023.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $53 for the six months ended June 29, 2024 and $130 for the six months ended July 1, 2023. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
Restricted Stock Units--During the six months ended June 29, 2024, the Compensation Committee awarded 234,485 PRSUs to certain management employees and 8,560 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of June 29, 2024.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2024	933,843	$16.02
Granted	243,045	21.95
Forfeited	(6,211)	15.33
Vested	(398,760)	15.17
Unvested, June 29, 2024	771,917	$18.32	1.7 years	$7,698	$17,137
Employee PRSUs	734,286	$18.29	1.7 years	$7,271	$16,301
Nonemployee Director RSUs	37,631	$18.97	1.7 years	$427	$836

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $4,059 for the six months ended June 29, 2024 and $2,394 for the six months ended July 1, 2023.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Six Months Ended
	June 29, 2024	July 1, 2023
Volatility rate	9.5%	9.6%
Risk-free interest rate	4.6%	4.1%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 29, 2024.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,688,831	$9.04
Granted	—	—
Exercised	(264,829)	7.38
Forfeited	(80,600)	6.60
Outstanding, June 29, 2024	1,343,402	$9.51	3.5 years	$17,048

Exercisable, June 29, 2024	1,273,443	$9.37	3.4 years	$16,338

As of June 29, 2024, there was approximately $96 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 0.9 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the six months ended June 29, 2024 was 27.3%. Our actual effective tax rate was 25.9% and 27.3% for the three months ended June 29, 2024 and July 1, 2023, respectively. Our actual effective tax rate was 22.5% and 26.1% for the six months ended June 29, 2024 and July 1, 2023, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first six months compared to the impact they will have on the rate for the full year.
As of June 29, 2024, we had unrecognized tax benefits of $1,075, of which $424 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $53. At December 31, 2023, we had unrecognized tax benefits of $1,022, of which $369 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $47. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2018. As of June 29, 2024, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (net loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and six months ended June 29, 2024 and July 1, 2023:

Three Months Ended June 29, 2024	Foreign Currency	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 30, 2024	$(5,503)	$(44)	$45	$(5,502)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(245)	$—	$—	$(245)
Unrealized losses	—	(55)	—	(55)
Tax effect	—	26	—	26
Net of tax amount	(245)	(29)	—	(274)
Balance at June 29, 2024	$(5,748)	$(73)	$45	$(5,776)

Three Months Ended July 1, 2023	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2023	$(5,480)	$(258)	$122	$(5,616)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$565	$—	$—	$565
Unrealized losses	—	(110)	—	(110)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	—	7
Tax effect	—	21	—	21
Net of tax amount	565	(82)	—	483
Balance at July 1, 2023	$(4,915)	$(340)	$122	$(5,133)

Six Months Ended June 29, 2024	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(4,922)	$92	$45	$(4,785)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(826)	$—	$—	$(826)
Unrealized losses	—	(207)	—	(207)
Tax effect	—	42	—	42
Net of tax amount	(826)	(165)	—	(991)
Balance at June 29, 2024	$(5,748)	$(73)	$45	$(5,776)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)

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
There were no changes in defined benefit pension plans for either the three and six months ended June 29, 2024 or July 1, 2023. Changes in defined benefit pension plans are included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
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

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income available to common shareholders:
Net income	$29,720	$32,043	$27,445	$38,039

Weighted-average shares (in thousands):
Basic:
Outstanding	41,110	42,270	41,313	42,507
Partially-paid share subscriptions	304	324	609	649
Basic weighted-average shares	41,414	42,594	41,922	43,156

Diluted:
Basic from above	41,414	42,594	41,922	43,156
Incremental shares from assumed:
Exercise of stock subscription purchase rights	71	5	72	5
Exercise of stock options and awards	1,903	2,163	1,852	2,102
Diluted weighted-average shares	43,388	44,762	43,846	45,263

Net income per share:
Basic	$.72	$.75	$.65	$.88

Diluted	$.68	$.72	$.63	$.84
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended June 29, 2024 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2024	32,848,308	8,499,086	41,347,394
Shares purchased	(1,229,556)	(576,172)	(1,805,728)
Shares sold	467,879	390,512	858,391
Stock subscription offering -- cash purchases	12,323	—	12,323
Options and awards exercised	889,372	—	889,372
Shares outstanding at June 29, 2024	32,988,326	8,313,426	41,301,752

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
On June 29, 2024, we had 41,301,752 common and redeemable shares outstanding, employee options exercisable to purchase 1,273,443 common shares, partially-paid subscriptions for 1,217,550 common shares and purchase rights outstanding for 435,961 common shares.
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
June 29, 2024
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
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended June 29, 2024
Revenues	$253,860	$226,516	$1,278	$—		$481,654
Income (loss) from operations	21,169	36,758	(6,792)	(4,657)	(a)	46,478
Interest expense				(5,222)		(5,222)
Interest income				998		998
Other income (expense), net				(2,169)		(2,169)
Income before income taxes						$40,085
Segment assets, total	$375,697	$413,460	$—	$547,301	(b)	$1,336,458

Three Months Ended July 1, 2023
Revenues	$228,324	$215,981	$901	$—		$445,206
Income (loss) from operations	17,507	37,171	(3,227)	(2,000)	(a)	49,451
Interest expense				(4,966)		(4,966)
Interest income				428		428
Other income (expense), net				(824)		(824)
Income before income taxes						$44,089
Segment assets, total	$379,737	$356,964	$—	$301,859	(b)	$1,038,560

Six Months Ended June 29, 2024
Revenues	$495,196	$389,366	$1,901	$—		$886,463
Income (loss) from operations	34,479	34,153	(14,323)	(7,597)	(a)	46,712
Interest expense				(9,289)		(9,289)
Interest income				1,524		1,524
Other income (expense), net				(3,533)		(3,533)
Income before income taxes						$35,414
Segment assets, total	$375,697	$413,460	$—	$547,301	(b)	$1,336,458

Six Months Ended July 1, 2023
Revenues	$452,900	$362,189	$1,451	$—		$816,540
Income (loss) from operations	33,541	36,914	(7,251)	(2,246)	(a)	60,958
Interest expense				(8,837)		(8,837)
Interest income				827		827
Other income (expense), net				(1,475)		(1,475)
Income before income taxes						$51,473
Segment assets, total	$379,737	$356,964	$—	$301,859	(b)	$1,038,560

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and six months ended June 29, 2024 and July 1, 2023 by major sources:

Three Months Ended June 29, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$161,037	$119,664	$254	$280,955
Grounds maintenance	—	65,691	—	65,691
Storm damage services	4,278	2,955	—	7,233
Consulting and other	88,545	38,206	1,024	127,775
Total revenues	$253,860	$226,516	$1,278	$481,654

Geography:
United States	$240,039	$212,827	$1,278	$454,144
Canada	13,821	13,689	—	27,510
Total revenues	$253,860	$226,516	$1,278	$481,654

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)

Three Months Ended July 1, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$135,987	$113,989	$(5)	$249,971
Grounds maintenance	—	59,826	—	59,826
Storm damage services	2,175	3,185	—	5,360
Consulting and other	90,162	38,981	906	130,049
Total revenues	$228,324	$215,981	$901	$445,206

Geography:
United States	$215,156	$202,756	$901	$418,813
Canada	13,168	13,225	—	26,393
Total revenues	$228,324	$215,981	$901	$445,206

Six Months Ended June 29, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$310,456	$202,417	$(226)	$512,647
Grounds maintenance	—	98,435	—	98,435
Storm damage services	9,210	5,692	—	14,902
Consulting and other	175,530	82,822	2,127	260,479
Total revenues	$495,196	$389,366	$1,901	$886,463

Geography:
United States	$468,047	$366,276	$1,901	$836,224
Canada	27,149	23,090	—	50,239
Total revenues	$495,196	$389,366	$1,901	$886,463

Six Months Ended July 1, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$278,577	$195,813	$(142)	$474,248
Grounds maintenance	—	87,849	—	87,849
Storm damage services	6,148	8,206	—	14,354
Consulting and other	168,175	70,321	1,593	240,089
Total revenues	$452,900	$362,189	$1,451	$816,540

Geography:
United States	$428,975	$340,496	$1,451	$770,922
Canada	23,925	21,693	—	45,618
Total revenues	$452,900	$362,189	$1,451	$816,540

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $688 and $1,889 of revenue for the three and six months ended June 29, 2024, that was included in the contract liability balance at December 31, 2023 and $417 and $1,697 of revenue for the three and six months ended July 1, 2023, that was included in the contract liability balance at December 31, 2022. Net contract liabilities consisted of the following:

	June 29, 2024	December 31, 2023
Contract liabilities - current	$5,735	$3,430
Contract liabilities - noncurrent	3,012	3,700
Net contract liabilities	$8,747	$7,130
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at June 29, 2024 were as follows:

		Fair Value Measurements at June 29, 2024 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at June 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$3,109	$3,109	$—	$—
Certificates of deposits, noncurrent	3,000	3,000	—	—
Available-for-sale debt securities:
United States Government and agency securities	41,008	41,008	—	—
Total available-for-sale debt securities	41,008	41,008	—	—
Marketable equity securities:
Mutual funds	11,946	11,946	—	—
Exchange traded funds	1,614	1,614	—	—
Total marketable equity securities	13,560	13,560	—	—
Liabilities:
Deferred compensation	$1,458	$—	$—	$1,458
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2023 were as follows:

		Fair Value Measurements at December 31, 2023 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,859	$2,859	$—	$—
Certificates of deposits, noncurrent	3,500	3,500	—	—
Available-for-sale debt securities:
United States Government and agency securities	36,802	36,802	—	—
Corporate notes and bonds	260	260	—	—
Total available-for-sale debt securities	37,062	37,062	—	—
Marketable equity securities:
Mutual funds	6,842	6,842	—	—
Corporate stocks	3,780	3,780	—	—
Exchange traded funds	1,480	1,480	—	—
Total marketable equity securities	12,102	12,102	—	—
Liabilities:
Deferred compensation	$1,572	$—	$—	$1,572
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
June 29, 2024
(Amounts in thousands, except share data)
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
The peer group at June 29, 2024 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
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

	June 29, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$41,008	$41,008	$37,062	$37,062
Marketable equity securities	13,560	13,560	12,102	12,102

Liabilities:
Revolving credit facility, noncurrent	$194,258	$194,258	$141,616	$141,616
Senior unsecured notes, noncurrent	135,000	131,803	135,000	130,959
Term loans, noncurrent	9,483	9,822	7,012	7,252
Total	$338,741	$335,883	$283,628	$279,827
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
June 29, 2024
(Amounts in thousands, except share data)
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
June 29, 2024
(Amounts in thousands, except share data)
By November 2022, all three of the individually charged defendants had either been convicted at trial or pled guilty to Federal criminal charges in the Federal Court related to their involvement with the murder and other illegal activities. All three criminal defendants have now been sentenced.
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree is the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date has not yet been set.
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided, and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. On March 27, 2024, the Federal Court ordered the plaintiff to refile a deficient RICO statement, dismissed the Company’s motion to dismiss without prejudice and leave to refile once the plaintiff’s RICO statement has been refiled, and set a briefing schedule. The Company then refiled its Motion to Dismiss in early summer 2024 and that Motion to Dismiss remains pending. The Federal Court has not yet set a trial date.
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
June 29, 2024
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
June 29, 2024
(Amounts in thousands, except share data)
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date has been continued to August 19, 2024. On April 30, 2024 the parties filed a join stipulation to continue the trial date for 90 days.
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $6,857 and $5,272 as of June 29, 2024 and December 31, 2023, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $182,689 and $183,408 as of June 29, 2024 and December 31, 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2024
(Amounts in thousands, except share data)
(collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $189,546 and $188,680 as of June 29, 2024 and December 31, 2023, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	62.4	61.5	.9	65.5	64.1	1.4
Selling	16.9	17.1	(.2)	17.1	17.7	(.6)
General and administrative	7.8	7.3	.5	8.6	7.8	.8
Depreciation and amortization	3.6	3.2	.4	3.7	3.4	.3
Gain on sale of assets, net	(.3)	(.3)	—	(.3)	(.6)	.3

Income from operations	9.6	11.1	(1.5)	5.3	7.5	(2.2)

Other income (expense):
Interest expense	(1.1)	(1.1)	—	(1.0)	(1.1)	.1
Interest income	.2	.1	.1	.2	.1	.1
Other, net	(.4)	(.2)	(.2)	(.5)	(.2)	(.3)

Income before income taxes	8.3	9.9	(1.6)	4.0	6.3	(2.3)

Income tax expense	2.2	2.7	(.5)	.9	1.6	(.7)

Net income	6.1%	7.2%	(1.1)%	3.1%	4.7%	(1.6)%

Index
Second Quarter—Three Months Ended June 29, 2024 Compared to Three Months Ended July 1, 2023
Our results of operations for the three months ended June 29, 2024 compared to the three months ended July 1, 2023 were as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023	Change	Percentage Change
Revenues	$481,654	$445,206	$36,448	8.2%

Costs and expenses:
Operating	300,306	274,421	25,885	9.4
Selling	81,511	76,275	5,236	6.9
General and administrative	37,370	32,449	4,921	15.2
Depreciation and amortization	17,371	14,550	2,821	19.4
Gain on sale of assets, net	(1,382)	(1,940)	558	(28.8)
	435,176	395,755	39,421	10.0

Income from operations	46,478	49,451	(2,973)	(6.0)
Other income (expense):
Interest expense	(5,222)	(4,966)	(256)	5.2
Interest income	998	428	570	133.2
Other, net	(2,169)	(824)	(1,345)	163.2

Income before income taxes	40,085	44,089	(4,004)	(9.1)

Income taxes	10,365	12,046	(1,681)	(14.0)

Net income	$29,720	$32,043	$(2,323)	(7.2)%
Revenues--Revenues of $481,654 increased $36,448 compared with $445,206 in the second quarter of 2023. Utility Services increased $25,536 or 11.2% compared with the second quarter of 2023. The increase was attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $10,535 or 4.9% from the second quarter of 2023. Increases were primarily in tree and plant care revenues and grounds maintenance revenue.
Operating Expenses--Operating expenses of $300,306 increased $25,885 compared with the second quarter of 2023. Utility Services increased $18,272 or 10.9% compared with the second quarter of 2023 but, as a percentage of revenue, decreased to 73.4% from 73.5%. The increase was attributable to additional expenses for labor and benefits expenses, equipment expenses and subcontractor expense, which were partially offset by decreases in crew meals and lodging expenses. Residential and Commercial Services increased $6,669 or 6.3% compared with the second quarter of 2023 and, as a percentage of revenue, increased to 49.9% from 49.3%. The increase was attributable to increases in labor and benefits expenses, equipment expenses and materials expense.
Fuel costs of $13,456 increased $139, or 1.0%, from the $13,317 incurred in the second quarter of 2023 and impacted operating expenses within all segments. The $139 increase included usage decreases approximating $1,786 and price increases approximating $1,925.
Selling Expenses--Selling expenses of $81,511 increased $5,236 compared with the second quarter of 2023 but, as a percentage of revenue, decreased to 16.9% from 17.1%. Utility Services increased $2,473 or 9.1% compared to the second quarter of 2023 but, as a

Index
percentage of revenue, decreased to 11.6% from 11.9%. The increase was primarily attributable to increases in field management wages and incentive expense and travel expenses. Residential and Commercial Services increased $2,193 or 4.3% from the second quarter of 2023 but, as a percentage of revenue, decreased to 23.4% from 23.5%. The increase was primarily attributable to increases in field management and advertising expenses, personnel development and office expenses.
General and Administrative Expenses--General and administrative expenses of $37,370 increased $4,921 from $32,449 in the second quarter of 2023. The increase was primarily attributable to an increase in salary and benefits expense and professional services expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $17,371 increased $2,821 from $14,550 incurred in the second quarter of 2023 which was primarily attributable to placing our enterprise software in service.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,382 for the second quarter of 2024 decreased $558 from the $1,940 gain in the second quarter of 2023. We sold a greater number of units of equipment at a lower average gain per unit in the second quarter of 2024 as compared with the second quarter of 2023.
Interest Expense--Interest expense of $5,222 increased $256 from the $4,966 incurred in the second quarter of 2023. The increase was attributable to higher average borrowing and higher interest rates during the second quarter of 2024, as compared with the second quarter of 2023.
Other, Net--Other expense, net, of $2,169 increased $1,345 from the $824 of other expense incurred in the second quarter of 2023 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Taxes--Income taxes for the second quarter of 2024 were $10,365, as compared to $12,046 for the second quarter of 2023. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the second quarter of 2024 was 25.9% as compared with the second quarter of 2023 effective tax rate of 27.3%.
Net Income--Net income of $29,720 for the second quarter of 2024 was $2,323 less than the $32,043 of net income for the second quarter of 2023.

Index
Six Months—Six Months Ended June 29, 2024 Compared to Six Months Ended July 1, 2023
Our results of operations for the six months ended June 29, 2024 compared to the six months ended July 1, 2023 were as follows:

	Six Months Ended
	June 29, 2024	July 1, 2023	Change	Percentage Change
Revenues	$886,463	$816,540	$69,923	8.6%

Costs and expenses:
Operating	581,085	523,490	57,595	11.0
Selling	151,487	144,498	6,989	4.8
General and administrative	75,861	63,886	11,975	18.7
Depreciation and amortization	33,779	28,544	5,235	18.3
Gain on sale of assets, net	(2,461)	(4,836)	2,375	(49.1)
	839,751	755,582	84,169	11.1

Income from operations	46,712	60,958	(14,246)	(23.4)
Other income (expense):
Interest expense	(9,289)	(8,837)	(452)	5.1
Interest income	1,524	827	697	84.3
Other, net	(3,533)	(1,475)	(2,058)	139.5

Income before income taxes	35,414	51,473	(16,059)	(31.2)

Income tax expense	7,969	13,434	(5,465)	(40.7)

Net income	$27,445	$38,039	$(10,594)	(27.9)%
Revenues--Revenues of $886,463 increased $69,923 compared with $816,540 in the first six months of 2023. Utility Services increased $42,296 or 9.3% compared with the first six months of 2023. The increase was primarily attributable to new accounts, as well as increased work year-over-year on accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $27,177 or 7.5% compared with the first six months of 2023. Increases were primarily in tree and plant care revenue, grounds maintenance revenue and consulting and other revenue.
Operating Expenses--Operating expenses of $581,085 increased $57,595 compared with the first six months of 2023 and, as a percentage of revenue, increased to 65.5% from 64.1%. Utility Services increased $36,521 or 11.0% compared with the first six months of 2023 and, as a percentage of revenue, increased to 74.7% from 73.6%. The increase was attributable to increases in labor and benefits expense, subcontractor expense, equipment expense, tools and parts expense, which was partially offset by a decrease in travel expense. Residential and Commercial Services increased $20,280 or 10.6% compared with the first six months of 2023 and, as a percentage of revenue, increased to 54.2% from 52.7%. The increase was primarily attributable to increases in labor and benefits expense, material expense, equipment expense and subcontractor expense.
Fuel costs of $24,749 decreased $1,230, or 4.7%, from the $25,979 incurred in the first six months of 2023 and impacted operating expenses within all segments. The $1,230 decrease included usage decreases approximating $2,615 and price increases approximating $1,385.

Index
Selling Expenses--Selling expenses of $151,487 increased $6,989 compared with the first six months of 2023 but, as a percentage of revenue, decreased to 17.1% from 17.7%. Utility Services increased $2,655 or 4.9% compared to the first six months of 2023 but, as a percentage of revenue, decreased to 11.5% from 12.0%. The increase was primarily attributable to increases in field management wages and taxes and field management travel expense. Residential and Commercial Services experienced an increase of $3,758 or 4.1% compared to the first six months of 2023 but, as a percentage of revenue, decreased to 24.8% from 25.6%. The increase was primarily attributable to increases in field management wages, office rent, which was offset by a decrease in professional services.
General and Administrative Expenses--General and administrative expenses of $75,861 increased $11,975 from $63,886 in the first six months of 2023. The increase was primarily attributable to increases in salary and incentive expense, professional services and office supplies expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $33,779 increased $5,235 from $28,544 incurred in the first six months of 2023, which was primarily attributable to placing our enterprise software in service.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,461 for the first six months of 2024 decreased $2,375 from the $4,836 gain in the first six months of 2023. We sold fewer units of equipment at a lower average gain per unit during the first six months of 2024 as compared with the first six months of 2023.
Interest Expense--Interest expense of $9,289 increased $452 from the $8,837 incurred in the first six months of 2023. The increase was attributable to higher average borrowing and increased interest rates during the first six months of 2024, as compared with the first six months of 2023.
Other, Net--Other expense, net, of $3,533 increased $2,058 from the $1,475 expense incurred in the first six months of 2023 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Tax Expense--Income tax expense for the first six months of 2024 was $7,969, as compared to expense of $13,434 for the first six months of 2023. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first six months of 2024 was 22.5%. Our effective tax rate for the first six months of 2023 was 26.1%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of discrete items and state and local taxes.
Net Income--Net income of $27,445 for the first six months of 2024 was $10,594 less than the net income of $38,039 for the first six months of 2023.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the six months ended June 29, 2024 and July 1, 2023 were as follows:

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash provided by (used in):
Operating activities	$77,258	$32,727
Investing activities	(86,270)	(57,204)
Financing activities	14,391	23,482
Effect of exchange rate changes on cash	(61)	53
Increase (decrease) in cash	$5,318	$(942)
Cash Provided By Operating Activities--Cash provided by operating activities was $77,258 for the first six months of 2024, a change of $44,531 when compared to the first six months of 2023. The $44,531 increase in operating cash flow was primarily attributable to the change of $25,647 related to accounts receivable, the change of $18,014 related to mitigation credit inventories and the change of $7,046 related to prepaid expenses, which was partially offset by the change of $8,087 related to other operating assets and liabilities.
Overall, accounts receivable increased $10,377 during the first six months of 2024, as compared to an increase of $36,024 during the first six months of 2023. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2024 decreased by 3 days to 70 days, when compared to 73 days at the end of the first six months of 2023. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Mitigation bank credit inventory decreased $907 in the first six months of 2024, a change of $18,014 compared to the increase of $17,107 in the first six months of 2023. Mitigation bank credit inventory was more stable in 2024 after a build up of inventory in 2023. This service involves the creation of mitigation credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Prepaid expenses decreased $21,719 in the first six months of 2024, a change of $7,046 compared to the $14,673 decrease in the first six months of 2023. The change was primarily related to prepaid insurance premiums and cloud computing costs recorded in 2023.
Other operating assets and liabilities increased $1,047 in the first six months of 2024, a change of $8,087 compared to the $7,040 decrease in the first six months of 2023. The change was primarily attributable to increases in operating supplies and deposits.
Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2024 was $86,270, a $29,066 increase when compared to the first six months of 2023. The increase was primarily the result of increases in capital expenditures for land and buildings and equipment.
Cash Provided By Financing Activities--Cash provided by financing activities was $14,391 during the first six months of 2024, a decrease of $9,091 as compared with the $23,482 provided during the first six months of 2023. During the first six months of 2024, our revolving credit facility, net provided $52,642 in cash as compared with $56,870 provided during the first six months of 2023. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable decreased $20,057 during the first six months of 2024, a change of $3,395 when compared to the $16,662 decrease in the first six months

Index
of 2023. Treasury share transactions (purchases and sales) used $13,156 for the first six months of 2024, $211 more than the $12,945 used in the first six months of 2023. Dividends paid of $2,114 during the first six months of 2024 increased $382 as compared with $1,732 paid in the first six months of 2023.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $11,746 and $14,821 during the six months ended June 29, 2024 and July 1, 2023, respectively. Share repurchases, other than redeemable common shares, approximated $28,331 and $21,806 during the six months ended June 29, 2024 and July 1, 2023, respectively.
Contractual Obligations Summary and Commercial Commitments
As of June 29, 2024, total commitments related to issued letters of credit were $92,579, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $266 were issued under short-term lines of credit. As of December 31, 2023, total commitments related to issued letters of credit were $94,702, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,389 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2024 through 2027. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At June 29, 2024, we had working capital of $240,869, availability under short-term lines of credit approximating $10,831 and $128,118 available under our revolving credit facility.
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of rising inflation or interest rates, instability in the global banking system, geopolitical conditions, the possibility of an economic recession, or public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and the possibility that increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, and recent volatility arising from the effects of the Russia-Ukraine conflict and the Israel-Hamas war; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to

Index
cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; widespread outages, interruptions or other failures of operational, communication and other systems; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of the Russia-Ukraine conflict and the Israel-Hamas war, supply chain shortages and disruptions, rising interest rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree is the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date has not yet been set.
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided, and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. On March 27, 2024, the Federal Court ordered the plaintiff to refile a deficient RICO statement, dismissed the Company’s motion to dismiss without prejudice and leave to refile once the plaintiff’s RICO statement has been refiled, and set a briefing schedule. The Company then refiled its Motion to Dismiss in early summer 2024 and that Motion to Dismiss remains pending. The Federal Court has not yet set a trial date.
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
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of

Index
March 4, 2024. Pursuant to the parties’ stipulation, that trial date has been continued to August 19, 2024. On April 30, 2024 the parties filed a join stipulation to continue the trial date for 90 days.
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
Item 1A.Risk Factors.
Our 2023 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2023 Annual Report during the six months ended June 29, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2024
January 1 to January 27	2,262	$20.80	—	2,798,291
January 28 to February 24	77	20.80	—	2,798,291
February 25 to March 30	382,242	22.20	—	2,798,291
Total First Quarter	384,581	22.19	—

March 31 to April 27	508,621	22.20	—	2,798,291
April 28 to May 25	494,944	22.20	—	2,798,291
May 26 to June 29	417,582	22.20	—	2,798,291
Total Second Quarter	1,421,147	22.20	—

Total Year-to-Date	1,805,728	$22.20	—

(1) During the six months ended June 29, 2024, the Company purchased 1,805,728 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 2,798,291 remained available under the program, as of June 29, 2024. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended June 29, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Index
Item 6.Exhibits.
See the Exhibit Index below.

Index
Exhibits

Exhibit No.	Description

10.1 *
The Davey Tree Expert Company 2024 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

10.2 *
Form of Performance Restricted Stock Unit Agreement (2024 Omnibus Stock Plan) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

10.3 *
Form of Director Restricted Stock Unit Agreement (2024 Omnibus Stock Plan) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

10.4 +
Receivables Financing Agreement Amendment No. 12, dated July 19, 2024, among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2024).

10.5 +
Fifth Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as administrative agent, and PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents, dated as of July 29, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2024).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith
* Management contracts or compensatory plans or arrangements.
+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	August 7, 2024	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	August 7, 2024	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)