Form 10-Q
period 2024-09-28
DAVEY TREE EXPERT CO
filed 2024-11-07
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 40,398,305 Common Shares, $.50 par value, outstanding as of November 1, 2024. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 28, 2024

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	9
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	9
	D	—	Business Combinations	11
	E	—	Marketable Securities	12
	F	—	Identified Intangible Assets and Goodwill, Net	13
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	14
	H	—	Leases	17
	I	—	Stock-Based Compensation	19
	J	—	Income Taxes	21
	K	—	Accumulated Other Comprehensive Income (Loss)	22
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	24
	M	—	Operations by Business Segment	25
	N	—	Revenue Recognition	27
	O	—	Fair Value Measurements and Financial Instruments	29
	P	—	Commitments and Contingencies	32
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			37
	Results of Operations			38
	Liquidity and Capital Resources			42
	Cash Flow Summary			43
	Contractual Obligations Summary and Commercial Commitments			44
	Capital Resources			44
	Critical Accounting Policies and Estimates			45
	Note Regarding Forward-Looking Statements			45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			46

Item 4.	Controls and Procedures			46

Part II.	Other Information			47

Item 1.	Legal Proceedings			47

Item 1A.	Risk Factors			50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			51

Item 5.	Other Information			52

Item 6.	Exhibits			52

Exhibit Index				53

Signatures				54

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 28, 2024	December 31, 2023
Assets
Current assets:
Cash	$17,623	$11,070
Accounts receivable, net	384,108	360,470
Operating supplies	18,466	18,369
Other current assets	113,988	116,771
Total current assets	534,185	506,680
Property and equipment, net	386,948	312,678
Right-of-use assets - operating leases	98,346	110,248
Marketable securities and other investments	38,973	34,565
Insurance receivable	207,544	200,000
Other assets	17,972	11,875
Intangible assets, net	19,781	20,214
Goodwill	95,531	84,800
Total assets	$1,399,280	$1,281,060
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$61,367	$59,140
Accrued expenses	96,662	81,944
Current portion of long-term debt and finance lease liabilities	57,694	45,223
Other current liabilities	86,007	89,965
Total current liabilities	301,730	276,272
Long-term debt	332,832	283,177
Lease liabilities - finance leases	13,269	13,544
Lease liabilities - operating leases	61,343	71,134
Self-insurance accruals	96,327	84,053
Litigation accruals	207,545	200,000
Other noncurrent liabilities	11,712	11,726
Total liabilities	1,024,758	939,906
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 8,381 and 8,499 shares at redemption value as of September 28, 2024 and December 31, 2023	191,093	188,680
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,446 and 77,328 shares issued and outstanding before deducting treasury shares and which excludes 8,381 and 8,499 shares subject to redemption as of September 28, 2024 and December 31, 2023	38,723	39,308
Additional paid-in capital	212,941	197,962
Common shares subscribed, unissued	21,462	22,832
Retained earnings	375,751	330,436
Accumulated other comprehensive loss	(5,086)	(4,785)
	643,791	585,753
Less: Cost of common shares held in treasury; 44,746 shares at September 28, 2024 and 44,480 shares at December 31, 2023	446,959	416,616
Common shares subscription receivable	13,403	16,663
Total common shareholders' equity	183,429	152,474
Total liabilities and shareholders' equity	$1,399,280	$1,281,060

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	$479,440	$450,634	$1,365,903	$1,267,174

Costs and expenses:
Operating	300,535	285,019	881,620	808,509
Selling	84,319	84,982	235,806	229,480
General and administrative	36,956	31,155	112,817	95,041
Depreciation and amortization	17,860	14,935	51,639	43,479
Gain on sale of assets, net	(1,190)	(1,694)	(3,651)	(6,530)
Total costs and expenses	438,480	414,397	1,278,231	1,169,979

Income from operations	40,960	36,237	87,672	97,195

Other income (expense):
Interest expense	(5,319)	(4,751)	(14,608)	(13,588)
Interest income	970	502	2,494	1,329
Other, net	(1,111)	(2,890)	(4,644)	(4,365)

Income before income taxes	35,500	29,098	70,914	80,571

Income taxes	9,476	8,401	17,445	21,835

Net income	$26,024	$20,697	$53,469	$58,736

Net income per share:
Basic	$.63	$.48	$1.27	$1.35
Diluted	$.60	$.46	$1.21	$1.29

Weighted-average shares outstanding:
Basic	41,629	43,123	42,209	43,394
Diluted	43,302	45,186	44,059	45,501

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$26,024	$20,697	$53,469	$58,736
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	346	(515)	(480)	81
Unrealized gain (loss) on available-for-sale securities	344	2	179	(139)

Other comprehensive income (loss), net of tax	690	(513)	(301)	(58)

Comprehensive income	$26,714	$20,184	$53,168	$58,678

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at June 29, 2024	$38,757	$210,806	$22,041	$350,779	$(5,776)	$(439,799)	$(15,552)	$161,256
Net income	—	—	—	26,024	—	—	—	26,024
Change in 401KSOP and ESOP related shares	(34)	(1,513)	—	—	—	—	—	(1,547)
Shares sold to employees	—	1,666	—	—	—	1,278	—	2,944
Options exercised	—	(16)	—	—	—	145	—	129
Subscription shares	—	285	(579)	—	—	340	2,149	2,195
Stock-based compensation	—	1,713	—	—	—	—	—	1,713
Dividends, $.025 per share	—	—	—	(1,052)	—	—	—	(1,052)
Other comprehensive income	—	—	—	—	690	—	—	690
Shares purchased	—	—	—	—	—	(8,923)	—	(8,923)
Balances at September 28, 2024	$38,723	$212,941	$21,462	$375,751	$(5,086)	$(446,959)	$(13,403)	$183,429

Balances at January 1, 2024	$39,308	$197,962	$22,832	$330,436	$(4,785)	$(416,616)	$(16,663)	$152,474
Net income	—	—	—	53,469	—	—	—	53,469
Change in 401KSOP and ESOP related shares	(585)	3,160	—	(4,988)	—	—	—	(2,413)
Shares sold to employees	—	11,267	—	—	—	9,608	—	20,875
Options exercised	—	280	—	—	—	8,542	—	8,822
Subscription shares	—	428	(1,370)	—	—	507	3,260	2,825
Stock-based compensation	—	(156)	—	—	—	—	—	(156)
Dividends, $.075 per share	—	—	—	(3,166)	—	—	—	(3,166)
Other comprehensive loss	—	—	—	—	(301)	—	—	(301)
Shares purchased	—	—	—	—	—	(49,000)	—	(49,000)
Balances at September 28, 2024	$38,723	$212,941	$21,462	$375,751	$(5,086)	$(446,959)	$(13,403)	$183,429

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at July 1, 2023	$39,083	$182,039	$23,493	$310,348	$(5,133)	$(385,081)	$(19,342)	$145,407
Net income	—	—	—	20,697	—	—	—	20,697
Change in 401KSOP and ESOP related shares	(90)	(960)	—	1	—	—	—	(1,049)
Shares sold to employees	—	1,831	—	—	—	2,558	—	4,389
Options exercised	—	11	—	—	—	58	—	69
Subscription shares	—	198	(751)	—	—	176	2,448	2,071
Stock-based compensation	—	1,694	—	—	—	—	—	1,694
Dividends, $.020 per share	—	—	—	(1,075)	—	—	—	(1,075)
Other comprehensive loss	—	—	—	—	(513)	—	—	(513)
Shares purchased	—	—	—	—	—	(13,208)	—	(13,208)
Balances at September 30, 2023	$38,993	$184,813	$22,742	$329,971	$(5,646)	$(395,497)	$(16,894)	$158,482

Balances at January 1, 2023	$38,550	$162,828	$23,864	$293,993	$(5,588)	$(363,502)	$(20,345)	$129,800
Net income	—	—	—	58,736	—	—	—	58,736
Change in 401KSOP and ESOP related shares	443	7,951	—	(19,951)	—	—	—	(11,557)
Shares sold to employees	—	11,036	—	—	—	13,914	—	24,950
Options exercised	—	(1,639)	—	—	—	3,368	—	1,729
Subscription shares	—	640	(1,122)	—	—	559	3,451	3,528
Stock-based compensation	—	3,997	—	—	—	—	—	3,997
Dividends $.060 per share	—	—	—	(2,807)	—	—	—	(2,807)
Other comprehensive loss	—	—	—	—	(58)	—	—	(58)
Shares purchased	—	—	—	—	—	(49,836)	—	(49,836)
Balances at September 30, 2023	$38,993	$184,813	$22,742	$329,971	$(5,646)	$(395,497)	$(16,894)	$158,482

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating activities
Net income	$53,469	$58,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,639	43,479
Other	2,644	(1,331)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(22,538)	(44,944)
Accounts payable and accrued expenses	16,624	(10,213)
Self-insurance accruals	10,485	5,760
Prepaid expenses	(1,365)	(14,069)
Mitigation bank credit inventory	656	(14,520)
Other, net	(1,783)	13,440
	56,362	(22,398)
Net cash provided by operating activities	109,831	36,338
Investing activities
Capital expenditures:
Equipment	(81,405)	(48,872)
Land and buildings	(30,963)	(15,408)
Purchases of businesses, net of cash acquired and debt incurred	(18,705)	(18,002)
Proceeds from sales of property and equipment	6,709	10,116
Purchases of marketable securities	(24,033)	(36,331)
Proceeds from sale of marketable securities	15,989	30,086
Net cash used in investing activities	(132,408)	(78,411)
Financing activities
Revolving credit facility borrowings	573,696	549,226
Revolving credit facility payments	(510,746)	(493,398)
Purchase of common shares for treasury	(49,000)	(49,836)
Sale of common shares from treasury	32,190	30,212
Dividends paid	(3,166)	(2,807)
Proceeds from notes payable	74,816	58,317
Payments of notes payable	(83,571)	(51,444)
Payments of finance leases	(5,048)	(2,943)
Net cash provided by financing activities	29,171	37,327
Effect of exchange rate changes on cash	(41)	11
Increase (Decrease) in cash	6,553	(4,735)
Cash, beginning of period	11,070	18,526
Cash, end of period	$17,623	$13,791
Supplemental cash flow information follows:
Interest paid	$17,631	$13,914
Income taxes paid	8,793	20,633

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended September 28, 2024 is referred to as the third quarter of 2024, and the fiscal quarter ended September 30, 2023 is referred to as the third quarter of 2023.
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
September 28, 2024
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and nine months ended September 28, 2024 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	September 28, 2024	December 31, 2023
Accounts receivable	$264,226	$263,426
Unbilled receivables(1)	123,605	99,485
	387,831	362,911
Less allowances for credit losses	3,723	2,441
Accounts receivable, net	$384,108	$360,470
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	September 28, 2024	December 31, 2023
Prepaid expenses	$48,078	$44,534
Mitigation bank credit inventory	27,729	28,385
Assets invested for self-insurance	25,324	20,959
Payroll taxes refundable	12,704	22,591
Other	153	302
Total	$113,988	$116,771

Property and equipment, net	September 28, 2024	December 31, 2023
Land and land improvements	$28,814	$28,177
Buildings and leasehold improvements	124,894	99,964
Equipment	744,118	684,562
	897,826	812,703
Less accumulated depreciation	510,878	500,025
Total	$386,948	$312,678

Other assets, noncurrent	September 28, 2024	December 31, 2023
Investment--cost-method affiliate	$1,654	$1,405
Deferred income taxes	6,514	6,001
Cloud computing arrangements	52	107
Other	9,752	4,362
Total	$17,972	$11,875

Accrued expenses	September 28, 2024	December 31, 2023
Employee compensation	$41,942	$40,656
Accrued compensated absences	16,066	14,483
Self-insured medical claims	3,135	2,309
Income tax payable	10,357	1,135
Customer advances, deposits	2,331	1,275
Taxes, other than income	10,972	6,017
Other	11,859	16,069
Total	$96,662	$81,944

Other current liabilities	September 28, 2024	December 31, 2023
Notes payable	$—	$543
Current portion of:
Lease liability-operating leases	37,417	39,043
Self-insurance accruals	48,590	50,379
Total	$86,007	$89,965

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)

Other noncurrent liabilities	September 28, 2024	December 31, 2023
Non-qualified retirement plans	$5,783	$5,630
Other	5,929	6,096
Total	$11,712	$11,726
D.    Business Combinations
Our cash investments in businesses during the first nine months of 2024 were $18,865 and we issued debt, in the form of notes payable to the sellers, of $6,134 which have been included in our Residential and Commercial segment. Measurement-period adjustments are not complete. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. During the year ended December 31, 2023, our cash investments in businesses was $21,746 and debt issued, in the form of notes payable to the sellers, was $7,046.
Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the nine months ended September 28, 2024, are not material and, accordingly, are not provided.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years.
The effect of these acquisitions on our consolidated revenues and results of operations for the three and nine months ended September 28, 2024 was not significant.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Nine Months Ended September 28, 2024	Year Ended December 31, 2023
Detail of acquisitions:
Assets acquired:
Cash	$160	$249
Receivables	1,379	211
Operating supplies	735	1,538
Prepaid expense	—	141
Equipment	9,841	7,220
Deposits and other	1,323	2,658
Intangible assets	3,568	7,302
Goodwill	10,782	14,758
Liabilities assumed	(2,789)	(5,285)
Debt issued for purchases of businesses	(6,134)	(7,046)
Cash paid	$18,865	$21,746

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at September 28, 2024 and December 31, 2023 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
September 28, 2024
Fixed maturity:
United States Government and agency securities	$43,930	$710	$(19)	$44,621
Total available-for-sale debt securities	$43,930	$710	$(19)	$44,621

December 31, 2023
Fixed maturity:
United States Government and agency securities	$36,409	$411	$(18)	$36,802
Corporate notes and bonds	260	—	—	260
Total available-for-sale debt securities	$36,669	$411	$(18)	$37,062
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $44,621 and $37,062 at September 28, 2024 and December 31, 2023, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held $14,427 and $12,102 in marketable equity securities as of September 28, 2024 and December 31, 2023, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at September 28, 2024 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$22,556	$22,825
One year through five years	21,374	21,796
Six years through ten years	—	—
After ten years	—	—
Total	$43,930	$44,621

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	September 28, 2024		December 31, 2023
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$43,743	$31,602	$41,679	$29,252
Employment-related	13,885	10,823	13,007	9,957
Tradenames	13,473	8,895	12,860	8,123
Amortized intangible assets	71,101	$51,320	67,546	$47,332
Less accumulated amortization	51,320		47,332
Identified intangible assets, net	$19,781		$20,214

Goodwill	$95,531		$84,800

The changes in the carrying amounts of goodwill, by segment, for the nine months ended September 28, 2024 and the year ended December 31, 2023 were as follows:

	Balance at January 1, 2024	Acquisitions	Translation and Other Adjustments	Balance at September 28, 2024
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	79,859	10,782	(51)	90,590
Total	$84,800	$10,782	$(51)	$95,531

	Balance at January 1, 2023	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2023
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	65,166	14,758	(65)	79,859
Total	$70,107	$14,758	$(65)	$84,800

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of September 28, 2024, was as follows:

Estimated Future Amortization Expense
Remaining three months of 2024	$1,445
2025	4,910
2026	4,070
2027	3,485
2028	2,688
2029	2,164
Thereafter	1,019
$19,781
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,097. At September 28, 2024, we had $10,323 available under the lines of credit with $508 borrowings outstanding and $265 committed through issued letters of credit. Borrowings outstanding generally bear interest at the bank’s prime rate or Secured Overnight Financing Rate (“SOFR”) plus a margin adjustment of 1.86%.
Our long-term debt consisted of the following:

	September 28, 2024	December 31, 2023
Revolving credit facility:
Swing-line borrowings	$5,492	$6,616
SOFR borrowings	200,000	135,000
	205,492	141,616
Senior unsecured notes:
3.99% Senior unsecured notes	40,000	50,000
4.00% Senior unsecured notes	20,000	25,000
6.19% Senior unsecured notes	75,000	75,000
	135,000	150,000
Term loans	45,959	32,442
	386,451	324,058
Less debt issuance costs	1,326	452
Less current portion	52,293	40,429
	$332,832	$283,177
Revolving Credit Facility--In July 2024, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in July 2029, permits borrowings, as defined, of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.25 to 1.00 with exceptions in case

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. As of September 28, 2024, we had unused commitments under the facility approximating $191,884, with $208,116 committed, consisting of borrowings of $205,492 and issued letters of credit of $2,624.
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
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. As the Company has previously issued notes with an aggregate amount outstanding of $135,000 under the Note Purchase and Shelf Agreement, as of September 28, 2024, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $115,000.
The 3.99% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on September 21, 2024 (the sixth anniversary of issuance). The Note Purchase and Shelf Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. The Company may prepay at any time all, or from time to time any part of, the outstanding principal amount of the 3.99% Senior Notes, subject to the payment of a make-whole amount.
4.00% Senior Unsecured Notes--On February 5, 2019, we issued 4.00% Senior Notes, Series B (the “4.00% Senior Notes”) pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $25,000. The 4.00% Senior Notes are due September 21, 2028. The 4.00% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments commenced on September 21, 2024.
6.19% Senior Unsecured Notes--On November 28, 2023, we issued 6.19% Senior Notes, Series C (the "6.19% Senior Notes") pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $75,000. The 6.19% Senior Notes are due November 28,

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
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
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt based on the principal amounts outstanding at September 28, 2024 were as follows: 2024--$11,892; 2025--$43,039; 2026--$34,096; 2027--$46,931; 2028--$45,000; and 2029 and thereafter--$205,492.
Accounts Receivable Securitization Facility--In July 2024, the Company amended its Accounts Receivable Securitization Facility(as amended, the “AR Securitization program”) to extend the scheduled termination date for an additional one-year period, to July 20, 2025. In addition to extending the termination date for another year, the amendment increased the limit of the AR Securitization program to $125,000 and provided that the lender may issue loans, in addition to letters of credit, under the AR Securitization program.
The AR Securitization program has a limit of $125,000, of which $97,104 and $89,689 were issued for letters of credit (“LCs”) as of September 28, 2024 and December 31, 2023, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of September 28, 2024--to the bank in exchange for the bank issuing LCs.
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
Total Commitments Related to Issued Letters of Credit--As of September 28, 2024, total commitments related to issued LCs were $99,993, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $265 were issued under short-term lines of credit. As of December 31, 2023, total commitments related to issued LCs were $94,702, of

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,389 were issued under short-term lines of credit.
As of September 28, 2024, we were in compliance with all debt covenants.
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

	Condensed Consolidated Balance Sheet Classification	September 28, 2024	December 31, 2023
Assets
Operating lease assets	Right-of-use assets - operating leases	$98,346	$110,248
Finance lease assets	Property and equipment, net	18,689	18,613
Total lease assets		$117,035	$128,861
Liabilities
Current operating lease liabilities	Other current liabilities	$37,417	$39,043
Non-current operating lease liabilities	Lease liabilities - operating leases	61,343	71,134
Total operating lease liabilities		98,760	110,177
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	5,401	4,794
Non-current finance lease liabilities	Lease liabilities - finance leases	13,269	13,544
Total finance lease liabilities		18,670	18,338
Total lease liabilities		$117,430	$128,515

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Nine Months Ended
	Condensed Consolidated Statements of Operations Classification	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Operating lease cost	Operating expense	$7,998	$8,028	$24,989	$23,642
Operating lease cost	Selling expense	2,686	3,258	7,961	9,665
Operating lease cost	General and administrative expense	262	260	800	925
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,584	1,123	4,520	2,965
Interest expense on lease liabilities	Interest expense	214	123	626	324
Other lease cost (1)	Operating expense	2,404	2,619	6,375	5,443
Other lease cost (1)	Selling expense	548	485	1,323	1,467
Other lease cost (1)	General and administrative expense	6	4	36	78
Total lease cost		$15,702	$15,900	$46,630	$44,509
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms as of September 28, 2024 was 3.4 years for operating leases and 4.0 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of September 28, 2024 were 4.28% for operating leases and 4.61% for finance leases.

Supplemental Cash Flow Information Related to Leases	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(35,391)	$(33,546)
Operating cash flows from finance leases	(626)	(325)
Financing cash flows from finance leases	(5,048)	(2,943)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	22,699	35,666
Finance leases	5,381	5,231

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)

Maturity Analysis of Lease Liabilities	As of September 28, 2024
	Operating Leases	Finance Leases
Remaining three months of 2024	$11,068	$1,539
2025	38,532	6,041
2026	26,561	5,266
2027	15,363	3,228
2028	7,637	2,210
2029	3,268	1,260
Thereafter	4,039	886
Total lease payments	106,468	20,429
Less interest	7,708	1,759
Total	$98,760	$18,670
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Compensation expense, all share-based payment plans	$1,741	$1,700	$6,868	$5,105
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. We recognize compensation costs as payroll deductions are made. The 15%

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
discount of total shares purchased under the plan resulted in compensation cost of $1,580 being recognized for the nine months ended September 28, 2024 and $1,338 for the nine months ended September 30, 2023.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $74 for the nine months ended September 28, 2024 and $173 for the nine months ended September 30, 2023. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
Restricted Stock Units--During the nine months ended September 28, 2024, the Compensation Committee awarded 234,485 PRSUs to certain management employees and 8,560 RSUs to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of September 28, 2024.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2024	933,843	$16.02
Granted	243,045	21.95
Forfeited	(8,816)	16.55
Vested	(398,760)	15.17
Unvested, September 28, 2024	769,312	$18.32	1.5 years	$6,493	$17,540
Employee PRSUs	731,681	$18.29	1.5 years	$6,123	$16,682
Nonemployee Director RSUs	37,631	$18.97	1.5 years	$370	$858

Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $5,214 for the nine months ended September 28, 2024 and $3,594 for the nine months ended September 30, 2023.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Nine Months Ended
	September 28, 2024	September 30, 2023
Volatility rate	9.5%	9.6%
Risk-free interest rate	4.6%	4.1%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 28, 2024.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,688,831	$9.04
Granted	—	—
Exercised	(273,375)	7.39
Forfeited	(74,600)	6.60
Outstanding, September 28, 2024	1,340,856	$9.51	3.2 years	$17,820

Exercisable, September 28, 2024	1,270,897	$9.37	3.1 years	$17,068

As of September 28, 2024, there was approximately $55 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 0.7 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the nine months ended September 28, 2024 was 26.0%. Our actual effective tax rate was 26.7% and 28.9% for the three months ended September 28, 2024 and September 30, 2023, respectively. Our actual effective tax rate was 24.6% and 27.1% for the nine months ended September 28, 2024 and September 30, 2023, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first nine

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
months compared to the impact they will have on the rate for the full year. In addition, we amended the 2021 federal income tax return during the third quarter of 2024 and the changes from the original filing had a favorable impact on the rate for the full year.
As of September 28, 2024, we had unrecognized tax benefits of $1,069, of which $418 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $55. At December 31, 2023, we had unrecognized tax benefits of $1,022, of which $369 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $47. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2019. As of September 28, 2024, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and nine months ended September 28, 2024 and September 30, 2023:

Three Months Ended September 28, 2024	Foreign Currency	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2024	$(5,748)	$(73)	$45	$(5,776)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$346	$—	$—	$346
Unrealized gains	—	483	—	483
Amounts reclassified from accumulated other comprehensive income (loss)	—	(49)	—	(49)
Tax effect	—	(90)	—	(90)
Net of tax amount	346	344	—	690
Balance at September 28, 2024	$(5,402)	$271	$45	$(5,086)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)

Three Months Ended September 30, 2023	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2023	$(4,915)	$(340)	$122	$(5,133)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(515)	$—	$—	$(515)
Unrealized gains	—	3	—	3
Tax effect	—	(1)	—	(1)
Net of tax amount	(515)	2	—	(513)
Balance at September 30, 2023	$(5,430)	$(338)	$122	$(5,646)

Nine Months Ended September 28, 2024	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(4,922)	$92	$45	$(4,785)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$(480)	$—	$—	$(480)
Unrealized gains	—	276	—	276
Amounts reclassified from accumulated other comprehensive income (loss)	—	(49)	—	(49)
Tax effect	—	(48)	—	(48)
Net of tax amount	(480)	179	—	(301)
Balance at September 28, 2024	$(5,402)	$271	$45	$(5,086)

Nine Months Ended September 30, 2023	Foreign Currency	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(5,511)	$(199)	$122	$(5,588)
Other comprehensive income (loss) before reclassifications
Translation adjustment	$81	$—	$—	$81
Unrealized losses	—	(156)	—	(156)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(19)	—	(19)
Tax effect	—	36	—	36
Net of tax amount	81	(139)	—	(58)
Balance at September 30, 2023	$(5,430)	$(338)	$122	$(5,646)
There were no changes in defined benefit pension plans for either the three and nine months ended September 28, 2024 or September 30, 2023. Changes in defined benefit pension plans are included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
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

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Income available to common shareholders:
Net income	$26,024	$20,697	$53,469	$58,736

Weighted-average shares (in thousands):
Basic:
Outstanding	41,333	42,809	41,320	42,452
Partially-paid share subscriptions	296	314	889	942
Basic weighted-average shares	41,629	43,123	42,209	43,394

Diluted:
Basic from above	41,629	43,123	42,209	43,394
Incremental shares from assumed:
Exercise of stock subscription purchase rights	88	38	87	38
Exercise of stock options and awards	1,585	2,025	1,763	2,068
Diluted weighted-average shares	43,302	45,186	44,059	45,501

Net income per share:
Basic	$.63	$.48	$1.27	$1.35

Diluted	$.60	$.46	$1.21	$1.29
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended September 28, 2024 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2024	32,848,308	8,499,086	41,347,394
Shares purchased	(1,559,384)	(637,537)	(2,196,921)
Shares sold	473,341	519,742	993,083
Stock subscription offering -- cash purchases	40,904	—	40,904
Options and awards exercised	896,702	—	896,702
Shares outstanding at September 28, 2024	32,699,871	8,381,291	41,081,162

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
On September 28, 2024, we had 41,081,162 common and redeemable shares outstanding, employee options exercisable to purchase 1,270,897 common shares, partially-paid subscriptions for 1,185,550 common shares and purchase rights outstanding for 429,052 common shares.
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
September 28, 2024
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
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility	Residential and Commercial	All Other	Reconciling Adjustments		Consolidated
Three Months Ended September 28, 2024
Revenues	$258,222	$218,925	$2,293	$—		$479,440
Income (loss) from operations	23,054	28,312	(4,714)	(5,692)	(a)	40,960
Interest expense				(5,319)		(5,319)
Interest income				970		970
Other income (expense), net				(1,111)		(1,111)
Income before income taxes						$35,500
Segment assets, total	$390,632	$376,607	$199	$631,842	(b)	$1,399,280

Three Months Ended September 30, 2023
Revenues	$247,478	$201,753	$1,403	$—		$450,634
Income (loss) from operations	17,656	24,398	(4,188)	(1,629)	(a)	36,237
Interest expense				(4,751)		(4,751)
Interest income				502		502
Other income (expense), net				(2,890)		(2,890)
Income before income taxes						$29,098
Segment assets, total	$372,114	$368,062	$—	$526,377	(b)	$1,266,553

Nine Months Ended September 28, 2024
Revenues	$753,418	$608,291	$4,194	$—		$1,365,903
Income (loss) from operations	57,533	62,465	(19,037)	(13,289)	(a)	87,672
Interest expense				(14,608)		(14,608)
Interest income				2,494		2,494
Other income (expense), net				(4,644)		(4,644)
Income before income taxes						$70,914
Segment assets, total	$390,632	$376,607	$199	$631,842	(b)	$1,399,280

Nine Months Ended September 30, 2023
Revenues	$700,378	$563,942	$2,854	$—		$1,267,174
Income (loss) from operations	51,197	61,312	(11,439)	(3,875)	(a)	97,195
Interest expense				(13,588)		(13,588)
Interest income				1,329		1,329
Other income (expense), net				(4,365)		(4,365)
Income before income taxes						$80,571
Segment assets, total	$372,114	$368,062	$—	$526,377	(b)	$1,266,553

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and nine months ended September 28, 2024 and September 30, 2023 by major sources:

Three Months Ended September 28, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$157,355	$118,779	$117	$276,251
Grounds maintenance	—	52,273	—	52,273
Storm damage services	18,436	8,953	—	27,389
Consulting and other	82,431	38,920	2,176	123,527
Total revenues	$258,222	$218,925	$2,293	$479,440

Geography:
United States	$243,063	$205,823	$2,293	$451,179
Canada	15,159	13,102	—	28,261
Total revenues	$258,222	$218,925	$2,293	$479,440

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)

Three Months Ended September 30, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$147,125	$110,487	$(202)	$257,410
Grounds maintenance	—	50,603	—	50,603
Storm damage services	5,192	4,240	—	9,432
Consulting and other	95,161	36,423	1,605	133,189
Total revenues	$247,478	$201,753	$1,403	$450,634

Geography:
United States	$229,046	$189,044	$1,403	$419,493
Canada	18,432	12,709	—	31,141
Total revenues	$247,478	$201,753	$1,403	$450,634

Nine Months Ended September 28, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$467,811	$321,197	$(109)	$788,899
Grounds maintenance	—	150,707	—	150,707
Storm damage services	27,646	14,645	—	42,291
Consulting and other	257,961	121,742	4,303	384,006
Total revenues	$753,418	$608,291	$4,194	$1,365,903

Geography:
United States	$711,110	$572,099	$4,194	$1,287,403
Canada	42,308	36,192	—	78,500
Total revenues	$753,418	$608,291	$4,194	$1,365,903

Nine Months Ended September 30, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$425,701	$309,558	$(344)	$734,915
Grounds maintenance	—	138,451	—	138,451
Storm damage services	11,340	12,446	—	23,786
Consulting and other	263,337	103,487	3,198	370,022
Total revenues	$700,378	$563,942	$2,854	$1,267,174

Geography:
United States	$658,021	$529,540	$2,854	$1,190,415
Canada	42,357	34,402	—	76,759
Total revenues	$700,378	$563,942	$2,854	$1,267,174

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $1,480 and $3,370 of revenue for the three and nine months ended September 28, 2024, that was included in the contract liability balance at December 31, 2023 and $351 and $2,048 of revenue for the three and nine months ended September 30, 2023, that was included in the contract liability balance at December 31, 2022. Net contract liabilities consisted of the following:

	September 28, 2024	December 31, 2023
Contract liabilities - current	$4,758	$3,430
Contract liabilities - noncurrent	3,119	3,700
Net contract liabilities	$7,877	$7,130
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at September 28, 2024 were as follows:

		Fair Value Measurements at September 28, 2024 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 28, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,500	$2,500	$—	$—
Certificates of deposits, noncurrent	2,750	2,750	—	—
Available-for-sale debt securities:
United States Government and agency securities	44,621	44,621	—	—
Total available-for-sale debt securities	44,621	44,621	—	—
Marketable equity securities:
Mutual funds	12,711	12,711	—	—
Exchange traded funds	1,716	1,716	—	—
Total marketable equity securities	14,427	14,427	—	—
Liabilities:
Deferred compensation	$1,486	$—	$—	$1,486
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2023 were as follows:

		Fair Value Measurements at December 31, 2023 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,859	$2,859	$—	$—
Certificates of deposits, noncurrent	3,500	3,500	—	—
Available-for-sale debt securities:
United States Government and agency securities	36,802	36,802	—	—
Corporate notes and bonds	260	260	—	—
Total available-for-sale debt securities	37,062	37,062	—	—
Marketable equity securities:
Mutual funds	6,842	6,842	—	—
Corporate stocks	3,780	3,780	—	—
Exchange traded funds	1,480	1,480	—	—
Total marketable equity securities	12,102	12,102	—	—
Liabilities:
Deferred compensation	$1,572	$—	$—	$1,572
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
September 28, 2024
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
The peer group at September 28, 2024 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
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

	September 28, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$44,621	$44,621	$37,062	$37,062
Marketable equity securities	14,427	14,427	12,102	12,102

Liabilities:
Revolving credit facility, noncurrent	$205,492	$205,492	$141,616	$141,616
Senior unsecured notes, noncurrent	120,000	116,368	135,000	130,959
Term loans, noncurrent	8,666	8,802	7,012	7,252
Total	$334,158	$330,662	$283,628	$279,827
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
September 28, 2024
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
September 28, 2024
(Amounts in thousands, except share data)
By November 2022, all three of the individually charged defendants had either been convicted at trial or pled guilty to Federal criminal charges in the Federal Court related to their involvement with the murder and other illegal activities. All three criminal defendants have now been sentenced.
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree is the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date has been set for June 2, 2025.
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
September 28, 2024
(Amounts in thousands, except share data)
The civil cases in the State Court of Chatham County in Georgia and the United States District Court for the Southern District of Georgia, Savannah Division relating to the same subject matter, remain pending. The civil case in the State Court of Chatham County, Georgia has set a trial date of June 2, 2025. No trial date has been set in the Federal Court civil case. In both civil cases, the Company and Wolf Tree have denied all liability and are vigorously defending against the actions. The Company also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also are vigorously defending the actions.
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
September 28, 2024
(Amounts in thousands, except share data)
Atlas burn location. On July 26, 2023, based on a joint request by the parties, the Court vacated the October 2, 2023 Atlas trial date and reset the Atlas trial for February 26, 2024, which has been vacated.
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date has been continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the current December 4, 2024 trial date, or thereafter as a convenient to the court.
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
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP Plan. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a “401(k) plan”) feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2020, we match, in either cash or our common shares, 100% of the first three percent and 50% of the next two percent of each participant's before-tax contribution, limited to the first five percent of the employee’s compensation deferred each year. All non-bargaining domestic employees who attained 21 years of age and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2024
(Amounts in thousands, except share data)
periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $5,652 and $5,272 as of September 28, 2024 and December 31, 2023, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $185,441 and $183,408 as of September 28, 2024 and December 31, 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $191,093 and $188,680 as of September 28, 2024 and December 31, 2023, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change	September 28, 2024	September 30, 2023	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	62.7	63.2	(.5)	64.5	63.8	.7
Selling	17.6	18.9	(1.3)	17.3	18.1	(.8)
General and administrative	7.7	6.9	.8	8.3	7.5	.8
Depreciation and amortization	3.7	3.2	.5	3.7	3.4	.3
Gain on sale of assets, net	(.2)	(.3)	.1	(.3)	(.5)	.2

Income from operations	8.5	8.0	.5	6.4	7.7	(1.3)

Other income (expense):
Interest expense	(1.1)	(1.1)	—	(1.1)	(1.1)	—
Interest income	.2	.1	.1	.2	.1	.1
Other, net	(.2)	(.5)	.3	(.3)	(.4)	.1

Income before income taxes	7.4	6.5	.9	5.2	6.4	(1.2)

Income tax expense	2.0	1.9	.1	1.3	1.7	(.4)

Net income	5.4%	4.6%	.8%	3.9%	4.6%	(.7)%

Index
Third Quarter—Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023
Our results of operations for the three months ended September 28, 2024 compared to the three months ended September 30, 2023 were as follows:

	Three Months Ended
	September 28, 2024	September 30, 2023	Change	Percentage Change
Revenues	$479,440	$450,634	$28,806	6.4%

Costs and expenses:
Operating	300,535	285,019	15,516	5.4
Selling	84,319	84,982	(663)	(0.8)
General and administrative	36,956	31,155	5,801	18.6
Depreciation and amortization	17,860	14,935	2,925	19.6
Gain on sale of assets, net	(1,190)	(1,694)	504	(29.8)
	438,480	414,397	24,083	5.8

Income from operations	40,960	36,237	4,723	13.0
Other income (expense):
Interest expense	(5,319)	(4,751)	(568)	12.0
Interest income	970	502	468	93.2
Other, net	(1,111)	(2,890)	1,779	(61.6)

Income before income taxes	35,500	29,098	6,402	22.0

Income taxes	9,476	8,401	1,075	12.8

Net income	$26,024	$20,697	$5,327	25.7%
Revenues--Revenues of $479,440 increased $28,806 compared with $450,634 in the third quarter of 2023. Utility Services increased $10,744 or 4.3% compared with the third quarter of 2023. The increase was attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $17,172 or 8.5% from the third quarter of 2023. Increases were primarily in tree and plant care revenues and storm damage revenue.
Operating Expenses--Operating expenses of $300,535 increased $15,516 compared with the third quarter of 2023. Utility Services increased $5,547 or 3.0% compared with the third quarter of 2023 but, as a percentage of revenue, decreased to 73.3% from 74.2%. The increase was attributable to additional expenses for labor and benefits expenses, insurance expense and subcontractor expense, which were partially offset by decreases in materials expenses and equipment expenses. Residential and Commercial Services increased $9,400 or 9.3% compared with the third quarter of 2023 and, as a percentage of revenue, increased to 50.7% from 50.3%. The increase was attributable to increases in labor and benefits expenses, equipment expenses and subcontracting expense which were partially offset by a decrease in materials expense.
Fuel costs of $13,255 decreased $360, or 2.6%, from the $13,615 incurred in the third quarter of 2023 and impacted operating expenses within all segments. The $360 decrease included usage decreases approximating $1,270 and price increases approximating $910.

Index
Selling Expenses--Selling expenses of $84,319 decreased $663 compared with the third quarter of 2023 and, as a percentage of revenue, decreased to 17.6% from 18.9%. Utility Services decreased $1,848 or 6.0% compared to the third quarter of 2023 and, as a percentage of revenue, decreased to 11.2% from 12.4%. The decrease was primarily attributable to decreases in field management wages and incentive expense which were partially offset by an increase in travel expenses. Residential and Commercial Services increased $1,781 or 3.3% from the third quarter of 2023 but, as a percentage of revenue, decreased to 25.7% from 27.0%. The increase was primarily attributable to increases in field management expense, advertising expenses, personnel development and office expenses.
General and Administrative Expenses--General and administrative expenses of $36,956 increased $5,801 from $31,155 in the third quarter of 2023. The increase was primarily attributable to increases in salary and benefits expense, professional services expense and advertising expenses which were partially offset by a decrease in personnel development expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $17,860 increased $2,925 from $14,935 incurred in the third quarter of 2023 which was primarily attributable to placing our enterprise software in service.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,190 for the third quarter of 2024 decreased $504 from the $1,694 gain in the third quarter of 2023. We sold fewer units of equipment at a lower average gain per unit in the third quarter of 2024 as compared with the third quarter of 2023.
Interest Expense--Interest expense of $5,319 increased $568 from the $4,751 incurred in the third quarter of 2023. The increase was attributable to higher average borrowing and higher interest rates during the third quarter of 2024, as compared with the third quarter of 2023.
Other, Net--Other expense, net, of $1,111 decreased $1,779 from the $2,890 of other expense incurred in the third quarter of 2023 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Taxes--Income taxes for the third quarter of 2024 were $9,476, as compared to $8,401 for the third quarter of 2023. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the third quarter of 2024 was 26.7% as compared with the third quarter of 2023 effective tax rate of 28.9%.
Net Income--Net income of $26,024 for the third quarter of 2024 was $5,327 more than the $20,697 of net income for the third quarter of 2023.

Index
Nine Months—Nine Months Ended September 28, 2024 Compared to Nine Months Ended September 30, 2023
Our results of operations for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 were as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023	Change	Percentage Change
Revenues	$1,365,903	$1,267,174	$98,729	7.8%

Costs and expenses:
Operating	881,620	808,509	73,111	9.0
Selling	235,806	229,480	6,326	2.8
General and administrative	112,817	95,041	17,776	18.7
Depreciation and amortization	51,639	43,479	8,160	18.8
Gain on sale of assets, net	(3,651)	(6,530)	2,879	(44.1)
	1,278,231	1,169,979	108,252	9.3

Income from operations	87,672	97,195	(9,523)	(9.8)
Other income (expense):
Interest expense	(14,608)	(13,588)	(1,020)	7.5
Interest income	2,494	1,329	1,165	87.7
Other, net	(4,644)	(4,365)	(279)	6.4

Income before income taxes	70,914	80,571	(9,657)	(12.0)

Income tax expense	17,445	21,835	(4,390)	(20.1)

Net income	$53,469	$58,736	$(5,267)	(9.0)%
Revenues--Revenues of $1,365,903 increased $98,729 compared with $1,267,174 in the first nine months of 2023. Utility Services increased $53,040 or 7.6% compared with the first nine months of 2023. The increase was primarily attributable to new accounts, as well as increased work year-over-year on accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $44,349 or 7.9% compared with the first nine months of 2023. Increases were primarily in tree and plant care revenue, grounds maintenance revenue and consulting and other revenue.
Operating Expenses--Operating expenses of $881,620 increased $73,111 compared with the first nine months of 2023 and, as a percentage of revenue, increased to 64.5% from 63.8%. Utility Services increased $42,068 or 8.1% compared with the first nine months of 2023 and, as a percentage of revenue, increased to 74.2% from 73.8%. The increase was attributable to increases in labor and benefits expense, subcontractor expense, equipment expense and tools and parts expense, which were partially offset by a decrease in travel expense. Residential and Commercial Services increased $29,680 or 10.1% compared with the first nine months of 2023 and, as a percentage of revenue, increased to 53.0% from 51.8%. The increase was primarily attributable to increases in labor and benefits expense, material expense, equipment expense and subcontractor expense and was partially offset by a decrease in disposal expense.
Fuel costs of $38,004 decreased $1,590, or 4.0%, from the $39,594 incurred in the first nine months of 2023 and impacted operating expenses within all segments. The $1,590 decrease included usage decreases approximating $4,322 and price increases approximating $2,732.

Index
Selling Expenses--Selling expenses of $235,806 increased $6,326 compared with the first nine months of 2023 but, as a percentage of revenue, decreased to 17.3% from 18.1%. Utility Services increased $807 or .9% compared to the first nine months of 2023 but, as a percentage of revenue, decreased to 11.4% from 12.2%. The increase was primarily attributable to increases in field management wages and field management travel expense which were partially offset by a decrease in taxes and branch office expenses. Residential and Commercial Services experienced an increase of $5,539 or 3.8% compared to the first nine months of 2023 but, as a percentage of revenue, decreased to 25.1% from 26.1%. The increase was primarily attributable to increases in field management wages, office rent, office expenses, advertising expense, personnel development expenses and travel expenses which were offset by decreases in professional service expense and auto expense.
General and Administrative Expenses--General and administrative expenses of $112,817 increased $17,776 from $95,041 in the first nine months of 2023. The increase was primarily attributable to increases in salary and incentive expense, professional services and office supplies expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $51,639 increased $8,160 from $43,479 incurred in the first nine months of 2023, which was primarily attributable to placing our enterprise software in service.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $3,651 for the first nine months of 2024 decreased $2,879 from the $6,530 gain in the first nine months of 2023. We sold fewer units of equipment at a lower average gain per unit during the first nine months of 2024 as compared with the first nine months of 2023.
Interest Expense--Interest expense of $14,608 increased $1,020 from the $13,588 incurred in the first nine months of 2023. The increase was attributable to higher average borrowing and increased interest rates during the first nine months of 2024, as compared with the first nine months of 2023.
Other, Net--Other expense, net, of $4,644 increased $279 from the $4,365 expense incurred in the first nine months of 2023 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Tax Expense--Income tax expense for the first nine months of 2024 was $17,445, as compared to expense of $21,835 for the first nine months of 2023. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the first nine months of 2024 was 24.6%. Our effective tax rate for the first nine months of 2023 was 27.1%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of discrete items and state and local taxes.In addition, we amended the 2021 federal income tax return during the third quarter of 2024 and the changes from the original filing had a favorable impact on the rate for the full year.
Net Income--Net income of $53,469 for the first nine months of 2024 was $5,267 less than the net income of $58,736 for the first nine months of 2023.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended September 28, 2024 and September 30, 2023 were as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash provided by (used in):
Operating activities	$109,831	$36,338
Investing activities	(132,408)	(78,411)
Financing activities	29,171	37,327
Effect of exchange rate changes on cash	(41)	11
Increase (decrease) in cash	$6,553	$(4,735)
Cash Provided By Operating Activities--Cash provided by operating activities was $109,831 for the first nine months of 2024, a change of $73,493 when compared to the first nine months of 2023. The $73,493 increase in operating cash flow was primarily attributable to the change of $22,406 related to accounts receivable, a $26,837 difference in the change in accounts payable and accrued expenses, the change of $15,176 related to mitigation credit inventories and the change of $12,704 related to prepaid expenses, which were partially offset by the change of $15,223 related to other operating assets and liabilities.
Overall, accounts receivable increased $22,538 during the first nine months of 2024, as compared to an increase of $44,944 during the first nine months of 2023. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2024 decreased by 4 days to 71 days, when compared to 75 days at the end of the first nine months of 2023. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Accounts payable and accrued expenses increased $16,624 in the first nine months of 2024, a change of $26,837 compared to the $10,213 decrease in the first nine months of 2023. The change was primarily related to the timing of estimated income tax payments, employer payroll taxes payable and customer deposits. Self-insurance accruals increased $10,485 in the first nine months of 2024, which was $4,725 more than the increase of $5,760 experienced in the first nine months of 2023. The increase in both the first nine months of 2024 and 2023 were attributable to increased exposures within our workers compensation lines of coverage.
Mitigation bank credit inventory decreased $656 in the first nine months of 2024, a change of $15,176 compared to the increase of $14,520 in the first nine months of 2023. Mitigation bank credit inventory was more stable in 2024 after a build up of inventory in 2023. This service involves the creation of mitigation credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Prepaid expenses increased $1,365 in the first nine months of 2024, a change of $12,704 compared to the $14,069 increase in the first nine months of 2023. The change was primarily related to prepaid insurance premiums and cloud computing costs recorded in 2023.
Other operating assets and liabilities increased $1,783 in the first nine months of 2024, a change of $15,223 compared to the $13,440 decrease in the first nine months of 2023. The change was primarily attributable to increases in deposits and operating supplies.

Index
Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2024 was $132,408, a $53,997 increase when compared to the first nine months of 2023. The increase was primarily the result of increases in capital expenditures for land and buildings and equipment.
Cash Provided By Financing Activities--Cash provided by financing activities was $29,171 during the first nine months of 2024, a decrease of $8,156 as compared with the $37,327 provided during the first nine months of 2023. During the first nine months of 2024, our revolving credit facility, net provided $62,950 in cash as compared with $55,828 provided during the first nine months of 2023. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable decreased $8,755 during the first nine months of 2024, a change of $15,628 when compared to the $6,873 increase in the first nine months of 2023. Treasury share transactions (purchases and sales) used $16,810 for the first nine months of 2024, $2,814 less than the $19,624 used in the first nine months of 2023. Dividends paid of $3,166 during the first nine months of 2024 increased $359 as compared with $2,807 paid in the first nine months of 2023.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $11,905 and $14,922 during the nine months ended September 28, 2024 and September 30, 2023, respectively. Share repurchases, other than redeemable common shares, approximated $37,095 and $34,914 during the nine months ended September 28, 2024 and September 30, 2023, respectively.
Contractual Obligations Summary and Commercial Commitments
As of September 28, 2024, total commitments related to issued letters of credit were $99,993, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $265 were issued under short-term lines of credit. As of December 31, 2023, total commitments related to issued letters of credit were $94,702, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,389 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2024 through 2027. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We

Index
continually review our existing sources of financing and evaluate alternatives. At September 28, 2024, we had working capital of $232,455, availability under short-term lines of credit approximating $10,323 and $191,884 available under our revolving credit facility.
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of high inflation or interest rates, instability in the global banking system, geopolitical conditions, the possibility of an economic recession, or public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and the possibility that increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial

Index
difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, and recent volatility arising from the effects of the Russia-Ukraine conflict and the Israel-Hamas war; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; widespread outages, interruptions or other failures of operational, communication and other systems; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of the Russia-Ukraine conflict and the Israel-Hamas war, supply chain shortages and disruptions, high interest rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, such as COVID-19, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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

Index
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index
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
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree is the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date has been set for June 2, 2025.
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

Index
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
The civil cases in the State Court of Chatham County in Georgia and the United States District Court for the Southern District of Georgia, Savannah Division relating to the same subject matter, remain pending. The civil case in the State Court of Chatham County, Georgia has set a trial date of June 2, 2025. No trial date has been set in the District Court civil case. In both civil cases, the Company and Wolf Tree have denied all liability and are vigorously defending against the actions. The Company also has retained separate counsel for some of the individual defendants, each of whom has denied all liability and also are vigorously defending the actions.
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

Index
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
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date was continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the current December 4, 2024 trial date, or thereafter as convenient to the court.
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
Item 1A.Risk Factors.
Our 2023 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2023 Annual Report during the nine months ended September 28, 2024.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2024
January 1 to January 27	2,262	$20.80	—	2,798,291
January 28 to February 24	77	20.80	—	2,798,291
February 25 to March 30	382,242	22.20	—	2,798,291
Total First Quarter	384,581	22.19	—

March 31 to April 27	508,621	22.20	—	2,798,291
April 28 to May 25	494,944	22.20	—	2,798,291
May 26 to June 29	417,582	22.20	—	2,798,291
Total Second Quarter	1,421,147	22.20	—

June 30 to July 27	2,258	22.20	—	2,798,291
July 28 to August 24	81,820	22.80	—	2,798,291
August 25 to September 28	307,115	22.80	—	2,798,291
Total Third Quarter	391,193	22.80	—

Total Year-to-Date	2,196,921	$22.30	—

(1) During the nine months ended September 28, 2024, the Company purchased 2,196,921 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 2,798,291 remained available under the program, as of September 28, 2024. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended September 28, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 6.Exhibits.
See the Exhibit Index below.

Index
Exhibits

Exhibit No.	Description

10.1 +
Receivables Financing Agreement Amendment No. 12, dated July 19, 2024, among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2024).

10.2 +
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

10.3 +
Amendment No. 2 to Note Purchase and Private Shelf Agreement dated August 15, 2024, by and among PGIM, Inc.,each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2024).

10.4 *
First Amendment to The Davey 401KSOP and ESOP (January 1, 2022 Restatement) (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-282427) filed with the Securities and Exchange Commission on October 1, 2024).
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

THE DAVEY TREE EXPERT COMPANY

Date:	November 7, 2024	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	November 7, 2024	By:	/s/ Thea R. Sears
Thea R. Sears
Vice President and Controller
(Principal Accounting Officer)