Form 10-K
period 2024-12-31
DAVEY TREE EXPERT CO
filed 2025-03-10
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive offices during the relevant recovery period pursuant to Section 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 40,486,117 Common Shares outstanding as of March 7, 2025. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 28, 2024 was $872,953,263. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers. The registrant's Common Shares are not traded on a public market.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, to be held on May 20, 2025, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "might," "expects," "intends," "plans," "anticipates," "believes," "estimates," "seeks," "predicts," "potential," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of high inflation or interest rates, instability in the global banking system, geopolitical conditions, unemployment rates, the possibility of an economic recession, or public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and the possibility that increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, and ongoing volatility arising from the effects of the Russia-Ukraine conflict and conflict in the Middle East; disruptions, delays or price increases within our supply chain; our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; widespread outages, interruptions or other failures of operational, communication and other systems; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of the Russia-Ukraine conflict and conflict in the Middle East, supply chain shortages and disruptions, high interest rates, unemployment rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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
We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2024, we had revenues of approximately $162 million, or approximately 9% of total revenues, from Pacific Gas & Electric Company ("PG&E"), our largest customer.
We have also engaged in, and may continue to seek, acquisitions or other transactions to further enhance our competitive position, and have, in the past, acquired businesses aimed at expanding the geography and scope of our services. During 2024, our investments in businesses were approximately $28.1 million. For additional information, see Note D. Business Combinations. Such acquisitions or other transactions involve risks and may present financial or operational challenges and may not provide the benefits intended.

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

Human Capital
Our values — safety, integrity, expertise, leadership, stewardship and perseverance — are built on the foundation that our people are the key to our success and sustainability as a company. We aim to engage and inspire our employees every day, and provide them with education and development opportunities to help them grow personally and professionally. As of December 31, 2024, we employed approximately 11,600 people, of which approximately 92% were in the United States and 8% were in our Canadian locations. Of our active employees, 98% are full time, 2% are part time and 12% are covered by a collective bargaining agreement. We consider our employee relations to be good.
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
Employee Attraction and Retention
As a provider of arboricultural, horticultural, environmental and consulting services, attracting and retaining top talent is critical to our success. We actively recruit candidates who share our commitment to advance the green industry. While our industry faces challenges of seasonal employment and high average turnover, our structure as an employee-owned company enables our talented employees to invest in us as we invest in them. Our recruiting and employee development team cultivates employee strength by recruiting, training and retaining a talented workforce. The team supports the hiring and early employee experiences of our workforce by utilizing recruiting hubs, which allow for better support to our employees while addressing hiring needs across the U.S. and Canada. We also offer a referral bonus program which encourages current employees to recommend people to join our Company. Employees receive a cash bonus for referring an individual who becomes an employee and remains employed at least 90 days.
We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2024, women represented 15% of our total employees, and minorities (defined as those who identify as Black/African American, Hispanic/Latino, American Indian/Alaskan Native, Asian, Hawaiian/Pacific Islander and/or two or more races) represented 33% of our U.S. employees.
Education and Development
To sustain our growth, it is imperative that we invest in our employees’ personal and professional development. Since our founding in 1880, employee education has been fundamental to our success, equipping each employee with the tools they need to deliver the best possible care to our clients. Through our Learning Management System ("LMS"), employees can access our extensive online education and development programs, consisting of over 650 courses covering a variety of topics. In addition to online LMS training, we offer multiple in-person training opportunities at our Davey Institute and regional workshop sessions. The largest onsite training—the Davey

Institute of Tree Sciences ("D.I.T.S.")—takes place each February in Kent, Ohio. A modern-day take on the original experiences taught by John Davey, D.I.T.S. is open to employees from all over the U.S. and Canada, and the program still uses a combination of lecture and outdoor experiential learning.
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
Compensation, Benefits and Well-being
We offer fair, competitive compensation and benefits that support our employees’ overall health and well-being but recognize that supporting our employees does not end there. We encourage employees to plan for their future. After six months of service, our employees are eligible to enroll in our stock purchase plan, where they can purchase shares of the Company at a 15% discount. After one year of service, our employees are eligible to invest in our 401(k) plan, where we will match up to 5% of employees’ contributions. Both are great ways to save for retirement. We also offer a family scholarship program to assist employees with approved college education tuition and expenses for their children and legal wards.
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
Core to our values is being there for our people when the unexpected happens. We have an employee assistance program in place to support our employees, which provides grants to employees for food, shelter and other basic needs due to unexpected financial hardships.
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
▪Code of Ethics
▪Code of Ethics for Financial Matters
Item 1A. Risk Factors.
The factors described below represent the material risks we face. Although risks are organized by headings and each risk is discussed separately, many are interrelated. Disclosure of risks should not be interpreted to imply that the risks have not already materialized, and, except as otherwise indicated, these factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring. Other risk factors may exist that we do not consider to be material based on information that is currently available or that we are not currently able to anticipate.
Risks Related to Our Industry in Which We Intend to Compete
We may be unable to employ a sufficient workforce for our field operations.
Our industry operates in an environment that requires heavy manual labor. We may experience slower growth in the labor force for this type of work than in the past. We also may be constrained in hiring and retaining sufficient qualified employees to support our growth strategy due to general labor shortages in our industry and changes in laws and policies regarding immigration and work authorizations in jurisdictions where we have operations. In addition, a lack of qualified labor or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain qualified employees. We are also experiencing higher labor costs due to increased competition for personnel in our industry and generally, as well as the current inflationary environment. In light of the current challenging labor market conditions, our wages and benefits programs and any steps we take to increase our wages and benefits may be insufficient to attract and retain talent at all levels of our organization. Additionally, changes to the laws and regulations that govern the classification or wages of workers may require us to make changes to our operations and may negatively impact our business, increase our costs and expose us to various liabilities.
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
Our financial condition, results of operations, liquidity and cash flows could be materially affected by potential losses resulting from the impact of wildfires and other major weather events and natural disasters, including storms, floods, heat waves and droughts, the nature, frequency and severity of which may be exacerbated by climate change, in California and other areas, which have in the past and could in the future expose the Company to litigation and liabilities pursuant to the Company’s indemnification obligations to its customers. Although preventative measures may help mitigate damage, such weather events and natural disasters could result in severe business disruptions, property damage, injuries or loss of life, and delays in recovery may be significant. Such events could result in significant decreases in revenues, cost increases, and other financial difficulties to the Company’s customers and could cause them to file for bankruptcy protection, which occurred with PG&E in 2019, who emerged from bankruptcy in July 2020. Any such event could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and cash flows. Further, these events could result in, and in some cases, have resulted in, government enforcement actions or regulatory penalties, litigation and/or civil or governmental actions, including investigations, citations and fines, against our customers and against us if any related losses are found to be the result of their or our activities and services. Ongoing litigation relating to wildfires, including litigation in which we are named as a defendant, could take a number of years to resolve due to the complexity of the matters, including ongoing investigations into the cause of the fire and the number of claims or parties that may be involved.
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
In 2024, we derived approximately 55% of our total revenues from our Utility segment. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.

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
Our business, other than tree services to utility customers, is highly seasonal and weather dependent, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers. Based on the geographic areas we service, revenue and operating income are generally highest in the second and third quarters of the calendar year. Inclement weather, such as uncharacteristically low or high (drought) temperatures or storms, floods, wildfires and other events, the frequency, pattern or intensity of which may be increased by climate change, in the second and third quarters could dampen the demand for our horticultural services, resulting in reduced revenues, which would adversely affect our results of operations.
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
The cost of fuel is a major operating expense of our business. Significant increases in fuel prices for extended periods of time, such as the t increases and volatility arising from the effects of the Russia-Ukraine war and conflict in the Middle East and the impacts of inflation, will cause our operating expenses to fluctuate. An increase in cost with partial or no corresponding compensation from customers would lead to lower margins which would have an adverse effect on our results of operations.
Disruptions, delays or price increases within our supply chain could adversely affect our results of operations.
Our business is affected by the availability and price of materials and equipment (including trucks, chippers and service vehicles) that are used in providing service to our customers, which have been, and may continue to be, affected by numerous forces beyond our control, including geopolitical instability (including the effects of the Russia-Ukraine war and conflict in the Middle East), supply chain disruptions and constraints, product shortages, governmental regulations, trade restrictions, tariffs and other trade barriers and inflationary pressures. A significant disruption in our ability to obtain these products, including any shortages in sources of supply, price increases, and production and other supply chain disruptions, could disrupt our ability to provide services and result in a loss of revenues, reduced margins and damage to our relationships with customers. In addition, while we seek to manage price and availability risks related to supplies, such as fuel, fertilizer, chemicals, and mulch, through procurement strategies, these efforts may not be successful, and we may experience adverse impacts due to rising prices of such products or scarcity of such products. Any increases in prices could adversely affect our profits should we be unable to pass along such price increases to our customers.
Global climate change and related regulations could negatively affect our business.
Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. For example, while a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any such initiatives, restrictions and requirements could restrict our operating activities, require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our energy, raw material and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us. For example, California recently adopted laws requiring certain climate change-related disclosures. Compliance with the these laws could require significant expenditures and a substantial amount of management's time. We believe we are in compliance in all material respects with existing climate-related government restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.
We cannot predict the impact, if any, that changing climate con3ditions will have on us or our customers, as the prospective impact of climate change on our operations and those of our customers remains uncertain. Our industry is subject to seasonal and weather factors, which can vary from period to period. Climate change may increase the frequency, patterns or intensity of extreme weather such as storms, floods, heat waves, droughts, wildfires and other events, as well as result in changing sea levels, temperature levels and water scarcity, and these changes could be severe, could vary by geographic location, and could impact the timing and frequency of the performance of our services, or our ability to perform the services at all. At the present time, we cannot predict the prospective impact of climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.
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
▪fluctuations in insurance expense due to changes in claims experience and actuarial assumptions; and
▪general and local economic conditions, including the impact of inflationary pressures, trade restrictions, tariffs and other trade barriers, and any recession that has occurred, or may occur in the United States or Canada.
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
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, or the systems of third parties upon whom we rely, could be breached or damaged by computer viruses, natural or man-made incidents or disasters, including third-party action, insider attacks, employee or service provider error or malfeasance, phishing or denial-of-service attacks, ransomware or other malware, social engineering, other unauthorized physical or electronic access, or otherwise. In addition, to the extent artificial intelligence capabilities continue to improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks on the Company, suppliers, or customers. In addition, vulnerabilities may be introduced from the use of artificial intelligence by us, our financial services providers and other vendors and third-party providers. A cyberattack or breach involving our information technology systems or those of our suppliers or other partners could result in business disruption, including disruptions in critical systems, corruption or loss of data, loss or theft of funds, theft of our intellectual property, trade secrets, customer information or other data and unauthorized access to, or release of, personnel information. In addition, we face increased information technology security and fraud risks due to employees working remotely, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, reputation, relationships with our customers, financial condition, operating results and cash flows and could expose us to data loss, allow others to unfairly compete with us, and subject us to litigation, government enforcement actions, regulatory penalties and costly response measures. We could also be adversely impacted by cybersecurity incidents that occur at third parties that lead to widespread technology outages, interruptions or other failures of operational, communication or other systems globally and across companies and industries. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future, and we may not have adequate insurance coverage to compensate us for any losses relating to such events.
Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, information technology systems continue to evolve and become more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis, and future cyber-attacks could go undetected and persist for an extended period of time. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or yet unknown threats, as in some instances, we, or our suppliers and other partners, may be unaware of an incident or its magnitude and effects. We also face the risk that we may expose our customers or partners to cybersecurity attacks. Furthermore, our vendors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements. Because we do not control our vendors and other third parties and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack, or other information or security breach. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance employees and reputation. Any of these factors could have a material adverse effect on us.
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
Various economic factors, such as inflationary pressures, high interest rates, the impact of tariffs or other trade barriers or restrictions, unemployment rates, decreased discretionary spending and customers' confidence in future economic conditions, and any economic downturn or recession, may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. That may make it difficult to estimate our customers' requirements for our services and, therefore, add uncertainty to customer demand. Such economic factors may also cause a reduction in our customers' spending for our services and impact the ability of our customers to pay amounts owed, which could reduce our cash flow and adversely impact our debt or equity financing. These events could have a material adverse effect on our operations and our ability to grow at historical levels. In addition, inflation during the past few years has led us to experience higher costs, including increased labor and transportation costs and costs for materials from suppliers, and in the competitive markets in which we operate, we may not be able to increase prices correspondingly to preserve our gross margins and profitability.
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
We utilize the U.S. government’s E-Verify program to assist in verifying the employment eligibility of potential new employees and require all new potential employees provide us with government-specified documentation evidencing their employment eligibility. However, the use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. While we believe we are in compliance with applicable laws and regulations of U.S. Immigration and Customs Enforcement ("ICE"), it is possible some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject the Company to fines, penalties and other costs related to compliance with laws and regulations as well as adverse publicity that negatively impacts our reputation and brand and may make it more difficult to hire and retain qualified employees. We are audited from time to time by ICE for compliance with work authentication requirements. While we believe we are in compliance with applicable laws and regulations, if we are found not to be in compliance as a result of any audits, we may be subject to fines or other remedial actions. Our operations may also be impacted by additional costs to hire and train new employees. Furthermore, immigration laws and policies have been an area of considerable political focus in recent years, and, from time-to-time, the U.S. government considers or implements changes to federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome, or reduce the availability of potential employees.
Increased scrutiny of our environmental, social or governance responsibilities has resulted, and will likely continue to result in additional costs and risks and may adversely impact our reputation, employee retention and willingness of customers and suppliers to do business with us.
There is an increasing focus from certain customers, consumers, employees, and other stakeholders concerning environmental, social and governance ("ESG") matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow, both positive and negatively. If our ESG practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. On the other hand, "anti-ESG" sentiment has gained momentum across the U.S. with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue "anti-ESG", including anti-diversity, equity and inclusion, policies or legislation and engaged in related investigations and litigation.
As we work to align our ESG practices with industry standards, we have expanded and may continue to expand our disclosures in these areas. From time-to-time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments, including our Corporate Responsibility Report. There can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving such initiatives or goals, and we will remain subject to climate change risks regardless. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainability investments over the achievement of any such initiatives or goals based on economic, regulatory and social factors, business strategy or pressure from stakeholders. We also expect to incur additional costs and require additional resources to monitor, report and comply with our various ESG practices. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. The disclosure frameworks we choose to align with, if any, may change from time-to-time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with various ESG tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported process in achieving such goals.
If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or be perceived to fail, in our achievement of such initiatives or goals, or fail in fully and accurately reporting our progress on such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. Alternatively, we could face scrutiny, reputation risks, lawsuits or other negative impacts from stakeholders and government institutions who do not support or actively oppose our ESG initiatives or measures. In either case, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters and could face a negative reaction or legislation that impedes our activities or reflects poorly upon the Company Our business and financial condition could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
Natural disasters, pandemics, terrorist attacks and other external events could adversely affect our business.
Natural disasters, the nature, frequency and severity of which may be exacerbated by climate change, public health crises, terrorist attacks, civil unrest, political instability, such as the Russia-Ukraine war and conflict in the Middle East, and other adverse external events could materially damage our facilities or disrupt our operations or damage the facilities or disrupt the operations of our customers or vendors, and may pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time. Although preventative measures may help to mitigate damage, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance. The occurrence of any such event could adversely affect our business, financial condition and results of operations.
Tax increases and changes in tax rules may adversely affect our financial results.
As a company conducting business with physical operations throughout North America, we are exposed both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Changes in tax laws or interpretations of such laws could increase our corporate taxes and negatively impact our results of operations and financial condition. Federal, state and local tax authorities may enact changes in tax law, issue new regulations or other pronouncements or issue interpretations of existing tax laws that could increase our current tax burden and impose new taxes on our business, or authorities who have not imposed taxes in the past may impose taxes. Any attempts to avoid or mitigate such new taxes or interpretations may not be successful and could result in an increase to our tax liability. Guidance on previously enacted tax law changes could impact our interpretations of existing law and also have an impact on our business. For instance, taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income. The IRA also created a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries which may be applicable to our business. In addition, any potential changes to the IRA proposed by the current presidential administration could impact us. While we do not believe the IRA will have a direct negative impact on our business, the effects of the measures are unknown at this time.
We are implementing a new enterprise resource planning system. Our failure to implement it successfully, on time and on budget could have a material adverse effect on us.
We are in the process of implementing a new enterprise resource planning ("ERP") system, which began in the fourth quarter of 2021 and remains ongoing. ERP implementations are complex, time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business.
ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC, and otherwise operate our business. New system implementations across the enterprise, such as the current implementation of our new ERP system, which includes a cloud-based solution, also pose risks of outages or disruptions, which could affect our suppliers, operations, and customers. Issues faced by us or our third-party "cloud" computing providers, including technological or business-related disruptions or prolonged third-party service outages, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.
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

Risks from Cybersecurity Threats
We face a number of cybersecurity risks in connection with our business and have, from time to time, experienced external threats seeking to compromise the security, confidentiality, or integrity of our data and systems, including malware and computer virus attacks. As of the date of this report, Davey Tree is not aware of any such risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, there can be no assurance that the Company, or its third-party service providers, will not experience a cybersecurity threat or incident in the future that could materially adversely affect the Company, including its business strategy, results of operations, or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under Item 1A. “Risk Factors” in this Form 10-K.
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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	61	Owned	402,581	23
Utility	3	Owned	36,307	3
Residential and Commercial, and Utility	4	Owned	48,506	4
All Other	10	Owned	181,426	2
We also lease approximately 244 properties in 36 states, five provinces and Puerto Rico.
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
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. On March 27, 2024, the Federal Court ordered the plaintiff to refile a deficient RICO statement, dismissed the Company’s motion to dismiss without prejudice and leave to refile once the plaintiff’s RICO statement has been refiled, and set a briefing schedule. The Company then refiled its Motion to Dismiss in early summer 2024 and that Motion to Dismiss was granted on March 3, 2025, dismissing all RICO related claims against the moving defendants. The Federal Court has not yet set a trial date.
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
The United States Attorney recognized that, since August 2017, both the Company and Wolf Tree fully cooperated with the criminal and civil investigation and, in entering into the settlement agreement, the United States Attorney took into consideration the Company’s and Wolf Tree’s implementation of a significant compliance program.
The Company and Wolf Tree paid $3,984,325 as part of the settlement agreement, including civil penalties, forfeiture and restitution. The United States Attorney agreed that it will not bring any criminal charges against the Company or Wolf Tree concerning the subject matter of the investigation and released the Company and Wolf Tree from civil liability concerning certain immigration code provisions. The DHS also agreed to release the Company and Wolf Tree from administrative liability relating to the subject matter of the investigation, all of which are subject to standard reservations of rights and certain reserved claims. The settlement agreement closed the investigation by the United States Attorney and DHS. The settlement is not an admission of liability by the Company or Wolf Tree.

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

On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date has been continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the current December 4, 2024 trial date, or thereafter as convenient to the court. The Walker trial date was later set for February 18, 2025. The Walker trial date was then continued to July 14,2025 and a mandatory settlement conference was set for July 3, 2025.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance recoverable within our Consolidated Balance Sheet as of December 31, 2024.
Item 4.  Mine Safety Disclosures.
Not applicable.

Information about our Executive Officers.
Our executive officers and their present positions and ages as of March 1, 2025 follows:

Name	Age	Position	Years with Company	Served as an Executive Officer Since

Patrick M. Covey	61	Chairman, President and Chief Executive Officer	33	2007

Joseph R. Paul, CPA	63	Executive Vice President, Chief Financial Officer and Assistant Secretary	19	2005

Christopher J. Bast, CPA, CTP	57	Senior Vice President, Treasurer and Operations Support	11	2013

Joseph E. Day	65	Executive Vice President, U.S. Residential Operations	43	2022

James E. Doyle	56	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	35	2014

Lawrence R. Evans	66	Executive Vice President and General Manager, Davey Tree Surgery Company	44	2022

James C. Houston	59	Vice President and General Manager, Eastern Operations, U.S. Residential/Commercial Services and Commercial Landscape Services	32	2022

Gregory M. Ina	53	Executive Vice President, The Davey Institute and Employee Development	29	2016

Dan A. Joy	67	Executive Vice President and Assistant to the President	48	2013

Brent R. Repenning	53	Executive Vice President, U.S. Utility and Davey Resource Group	30	2014

Erika J. Schoenberger	45	General Counsel and Senior Vice President and Secretary	7	2018

Thea R. Sears, CPA	56	Senior Vice President and Controller	31	2010
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
Mr. Paul has served as Executive Vice President, Chief Financial Officer and Assistant Secretary since May 19, 2021. Mr. Paul previously served as Executive Vice President, Chief Financial Officer and Secretary effective March 4, 2016, and as Chief Financial Officer and Secretary, having been appointed in March 2013. Prior to that time, he served as Vice President and Treasurer, having been appointed in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005.

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
Ms. Schoenberger was appointed General Counsel and Senior Vice President effective January 1, 2025 and continues to serve as Secretary, having previously served as Vice President, General Counsel and Secretary since May 2021, having joined the Company in August 2018 as Vice President and General Counsel. Ms. Schoenberger also served as Assistant Secretary since September 2018. Prior to joining Davey Tree, Ms. Schoenberger served as General Counsel, Corporate Secretary and Senior Vice President at the Oneida Group, Inc., a global marketer of tabletop and food preparation products from September 2013 until she joined the Company. Prior to that, she was a Partner at Frost Brown Todd, LLC, a national full service law firm.
Ms. Sears was appointed Senior Vice President and Controller effective January 1, 2025 having served as Vice President and Controller since September 2017. Prior to that time, she served as Controller since September, 2016. Previously, she served as Assistant Controller, having been appointed in May 2010, Manager of Financial Accounting, having been appointed in April 1998, and as Supervisor of Financial Accounting, having been appointed in September 1995. Having joined Davey Tree in 1993, Ms. Sears has held a variety of roles in financial reporting, managerial reporting and operations accounting.
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

	Common Share Price Range		Cash Dividends Declared (in cents)
	High	Low
Fiscal Year 2024
First quarter ended March 30, 2024	$22.20	$20.80	2.50
Second quarter ended June 29, 2024	22.20	22.20	2.50
Third quarter ended September 28, 2024	22.80	22.20	2.50
Fourth quarter ended December 31, 2024	24.10	22.80	2.50
Fiscal Year 2023
First quarter ended April 1, 2023	18.50	18.10	2.00
Second quarter ended July 1, 2023	18.50	18.50	2.00
Third quarter ended September 30, 2023	20.80	18.50	2.00
Fourth quarter ended December 31, 2023	22.20	20.80	2.50
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
Record Holders
On March 7, 2025, we had 5,360 record holders of our common shares.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities
The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2024
January 1 to January 27	2,262	$20.80	—	2,798,291
January 28 to February 24	77	20.80	—	2,798,291
February 25 to March 30	382,242	22.20	—	2,798,291
Total First Quarter	384,581	22.19	—

March 31 to April 27	508,621	22.20	—	2,798,291
April 28 to May 25	494,944	22.20	—	2,798,291
May 26 to June 29	417,582	22.20	—	2,798,291
Total Second Quarter	1,421,147	22.20	—

June 30 to July 27	2,258	22.20	—	2,798,291
July 28 to August 24	81,820	22.80	—	2,798,291
August 25 to September 28	307,115	22.80	—	2,798,291
Total Third Quarter	391,193	22.80	—

September 29 to October 26	681,031	22.80	518,254	2,280,037
October 27 to November 30	259,538	22.80	—	2,280,037
December 1 to December 31	249,638	22.80	—	2,280,037
Total Fourth Quarter	1,190,207	22.80	518,254

Total	3,387,128	$22.48	518,254

(1) During the year ended December 31, 2024, the Company purchased 2,868,874 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 2,280,037 remained available under the program as of December 31, 2024. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

Stock Performance Graph
Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index
The following Performance Graph compares cumulative total shareholder returns (assuming an initial investment of $100 on December 31, 2019, and reinvestment of dividends) for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index (the "S&P 500 Index") and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The peer group are all publicly held companies deemed to be engaged in similar lines of business.

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company
Five-Year Cumulative Return
350
325
300
275
250
225
200
175
150
125
100
75
2019
2020
2021
2022
2023
2024
Davey Tree
S&P 500 Index
Peer Group

	2019	2020	2021	2022	2023	2024
Davey Tree	100	124	151	155	187	203
S&P 500 Index	100	118	152	125	158	197
Peer Group	100	167	191	182	250	339
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
▪Overview of 2024 Results;
▪Results of Operations, including fiscal 2024 compared to fiscal 2023;
▪Liquidity and Capital Resources, including cash flow summary, contractual obligations summary, off-balance sheet arrangements, and capital resources;
▪Recent Accounting Guidance;
▪Critical Accounting Policies and Estimates; and
▪Market Risk Information, including interest rate risk and foreign currency exchange rate risk.
OVERVIEW OF 2024 RESULTS
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
Impact of Recent Trends
Our business continues to be impacted by a number of macro-economic factors. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe, as well as conflict in the Middle East, have only exacerbated an already difficult operating environment. These factors, combined with higher interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.

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
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024/2023	2023/2022
Revenues	100.0%	100.0%	100.0%	8.8%	12.1%
Costs and expenses:
Operating	64.6	64.4	64.6	9.1	11.6
Selling	17.5	18.0	18.0	5.6	12.4
General and administrative	8.2	7.8	7.7	14.2	14.2
Depreciation	3.5	3.2	3.4	20.5	3.1
Amortization of intangible assets	.3	.3	.2	7.1	57.1
Gain on sale of assets, net	(.3)	(.4)	(.5)	(20.4)	(16.5)
	93.8	93.3	93.4	9.4	11.9
Income from operations	6.2	6.7	6.6	.4	13.9
Other income (expense):
Interest expense	(1.1)	(.8)	(.4)	47.9	124.3
Interest income	.2	.1	.1	69.8	98.3
Other	(.5)	(.3)	(.7)	63.6	(48.1)
Income before income taxes	4.8	5.7	5.6	(8.3)	14.1
Income taxes	1.3	1.5	1.6	(2.8)	5.0
Net income	3.5%	4.2%	4.0%	(10.2)%	17.7%

Fiscal 2024 Compared to Fiscal 2023
A comparison of our fiscal year 2024 results to 2023 follows:

	Year Ended December 31,
	2024	2023	Change	% Change
Revenues	$1,841,687	$1,693,481	$148,206	8.8%
Costs and expenses:
Operating	1,188,557	1,089,605	98,952	9.1
Selling	322,801	305,624	17,177	5.6
General and administrative	151,361	132,571	18,790	14.2
Depreciation	64,562	53,571	10,991	20.5
Amortization of intangible assets	5,432	5,072	360	7.1
Gain on sale of assets, net	(5,710)	(7,169)	1,459	(20.4)
	1,727,003	1,579,274	147,729	9.4
Income from operations	114,684	114,207	477	.4
Other income (expense):
Interest expense	(20,331)	(13,745)	(6,586)	47.9
Interest income	3,216	1,894	1,322	69.8
Other	(8,378)	(5,120)	(3,258)	63.6
Income before income taxes	89,191	97,236	(8,045)	(8.3)
Income taxes	24,395	25,096	(701)	(2.8)
Net income	$64,796	$72,140	$(7,344)	(10.2)%
Revenues--Revenues of $1,841,687 increased $148,206 compared with the $1,693,481 reported in 2023. Utility increased $77,980, or 8.3%, from the prior year. The increase was primarily attributable to additional revenues from increased work year-over-year on existing accounts, rate increases and new accounts. Residential and Commercial increased $65,920, or 8.7%, from 2023. Increases were primarily attributable to increases in tree surgery and plant care, grounds maintenance, consulting services and storm damage services.
Operating Expenses--Operating expenses of $1,188,557 increased $98,952 from the prior year, and as a percentage of revenues increased to 64.6% from 64.4%. Utility experienced an increase of $53,261, or 7.7%, from 2023, but as a percentage of revenues decreased to 74.0% from 74.4%. Increases in payroll and benefits expenses, subcontractor expense and insurance were partially offset by decreases in equipment expense and travel expense. Residential and Commercial increased $36,949, or 9.3%, compared with 2023 and as a percentage of revenue increased to 53.2% from 52.9%. Increases were primarily in payroll and benefits expense, subcontractor expense, insurance and tools and parts expense.
Fuel costs decreased in 2024 as compared with fuel costs for 2023 and impacted operating expenses within both segments. During 2024, fuel expense of $52,283 decreased $1,416, or 2.6%, from the $53,699 incurred in 2023. The $1,416 decrease included price increases approximating $4,071 and usage decreases approximating $5,487.
Selling Expenses--Selling expenses of $322,801 increased $17,177 from 2023 but as a percentage of revenues decreased to 17.5% from 18.0%. Utility increased $4,368, or 3.9%, from 2023 but as a percentage of revenue decreased to 11.4% from 11.9%. Increases were primarily in wages and incentive expense and travel expense. Residential and Commercial increased $13,450, or 6.9%, from 2023 but as a percentage of revenue decreased to 25.5% from 25.9%. Increases were primarily in field management wages and incentive expense, advertising, training and travel expense.

General and Administrative Expenses--General and administrative expenses of $151,361 increased $18,790 from 2023 and as a percentage of revenues increased to 8.2% from 7.8%. Increases in salary and incentive expense, travel expense, advertising expense and professional services were partially offset by decreases in rent expense and training expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $69,994 increased $11,351 from the prior year and as a percentage of revenues increased to 3.8% from 3.5%. The increase was attributable to increased purchasing of equipment rather than leasing and the timing of capital expenditures placed in service.
Gain on Sale of Assets--Gain on the sale of assets of $5,710 decreased $1,459 from the $7,169 recognized in 2023. The decrease was the result of the sale of fewer vehicles and equipment at a lower average gain per unit in 2024 as compared with our average gain in 2023.
Interest Expense--Interest expense of $20,331 increased $6,586 from the $13,745 incurred in 2023. The increase was attributable to higher average debt levels and borrowing rates necessary to fund operations, capital expenditures and purchases of treasury shares.
Interest Income--Interest income of $3,216 increased $1,322 from the $1,894 of interest income in 2023. The increase was attributable to increases in interest rates and increases in our investments in marketable securities in our captive insurance subsidiary.
Other, Net--Other expense, net of $8,378 increased $3,258 from the $5,120 experienced in 2023. Other, expense net, consisted of nonoperating income and expense, including pension expense and foreign currency gains/losses on the intercompany account balances of our Canadian operations.
Income Taxes--Income taxes for 2024 were $24,395, an effective tax rate of 27.4%, compared with income taxes for 2023 of $25,096, or an effective tax rate of 25.8%. The increase of 1.6% in the effective tax rate as compared to 2023 related to non-deductible expenses and state income taxes.
Net Income--Net income of $64,796 was $7,344 less than the $72,140 earned in 2023.
Fiscal 2023 Compared to Fiscal 2022
A detailed discussion of the prior year 2023 to 2022 year-over-year changes has been omitted from this Form 10-K and can be found in Part II, Item 7. Management's Discussion and Analysis, in the 2023 Annual Report on Form 10-K filed with the SEC on March 11, 2024; which specific discussion is incorporated herein by reference.
Goodwill—Impairment Tests
Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2024 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2024 that would impact this conclusion.
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
The carrying value of the recorded goodwill for all reporting units totaled approximately $94,879 at December 31, 2024. Based upon the goodwill impairment analysis conducted in the fourth quarter 2024, the determined fair value of the reporting units exceeded their carrying value by more than a significant amount.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2024 and December 31, 2023, are summarized as follows:

	2024	2023
Cash provided by (used in):
Operating activities	$144,546	$71,450
Investing activities	(169,643)	(99,875)
Financing activities	31,787	20,918
Effect of exchange rate changes on cash	(289)	51
Increase (Decrease) in cash	$6,401	$(7,456)
Net Cash Provided by Operating Activities--Operating activities in 2024 provided cash of $144,546 as compared to $71,450 provided in 2023. The $73,096 net increase was primarily attributable to a $1,495 decrease in the change in accounts receivables, an increase of $9,889 in the change in self-insurance accruals, a $16,734 difference in the change in mitigation bank credit inventory, a $26,582 increase in the change in other assets and liabilities and a $4,711 difference in the change in accounts payable and accrued expenses.
Overall, accounts receivable increased $36,591 in 2024 as compared to the increase of $38,086 experienced in 2023. The increase in 2024 was attributable to the timing of payments from Utility segment customers. With respect to the change in accounts receivable arising from business levels, the "days-sales-outstanding" in accounts receivable ("DSO") at the end of 2024 decreased by four days to 76 days, as compared to 2023. The DSO at December 31, 2023 was 80 days. We use DSO to monitor trends in customer payment patterns and collection efforts. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.

Accounts payable and accrued expenses increased $12,431 in 2024, a $4,711 change from the increase of $7,720 experienced in 2023. The change was primarily attributable to increases in the changes of payroll taxes payable, income taxes payables, and employee compensation accruals. Income taxes payable was impacted by the timing of estimated payments.
Self-insurance accruals increased $10,173 in 2024, a change of $9,889 compared to the increase of $284 experienced in 2023. The increase occurred within our vehicle liability classifications, partially offset by a decrease in our general insurance liability classification, and resulted primarily from an overall increase in deductible amounts under commercial insurance or the self-insured risk retention.
Mitigation bank credit inventories increased by $930 and affected operating cash flows by $16,734. A total of $4,370 was included in purchases of businesses in investing activities related to our purchase of a business in 2022. Mitigation bank credit inventory was more stable in 2024 after a build up of inventory in 2023. This service involves the creation of mitigation credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Other assets and liabilities, net decreased $18,199 in 2024, a $26,582 change compared to the increase of $8,383 experienced in 2023. The increase was primarily attributable to a decrease in prepaid expenses and collections of refundable payroll taxes.
Net Cash Used in Investing Activities--Investing activities used $169,643 in cash, $69,768 more than the $99,875 used in 2023. The increase was primarily attributable to an increase in capital expenditures for equipment and land and buildings and a decrease in proceeds from the sale of marketable securities for our captive insurance subsidiary.
Net Cash Provided by Financing Activities--Financing activities provided $31,787 in cash in 2024, $10,869 more than the $20,918 of cash provided in 2023. Our net borrowings on our revolving credit facility were $71,330 in 2024 as compared with the $8,817 net payments during 2023. Proceeds from notes payable totaled $121,527 and payments of notes payable totaled $117,885 during 2024. Purchases of common shares for treasury of $76,136 were partially offset by net cash received of $43,708 from the sale of common shares and cash received from our common share subscription offering. Dividends paid during 2024 totaled $4,185.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $15,988 and $26,122 in 2024 and 2023, respectively. Purchases of common shares, other than redeemable common shares, approximated $60,148 and $51,954 in 2024 and 2023, respectively.
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
As of December 31, 2024, we had unused commitments under the revolving credit facility approximating $183,503 and $216,497 committed, which consisted of borrowings of $213,873 and issued letters of credit of $2,624.
Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. As of December 31, 2024, the base rate was the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the "Note Purchase and Shelf Agreement") between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. As the Company has previously issued notes in an aggregate amount of $135,000 under the Note Purchase and Shelf Agreement, as of December 31, 2024, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $115,000.
The 3.99% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments of $10,000 commenced on September 21, 2024 (the sixth anniversary of issuance). The Note Purchase and Shelf Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. The Company may prepay at any time all, or from time to time any part of, the outstanding principal amount of the 3.99% Senior Notes, subject to the payment of a make-whole amount.
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

Term Loans, Weighted-Average Interest Rate--The weighted-average interest rate on the term loans approximated 5.80% at December 31, 2024 and 5.19% at December 31, 2023.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2024 were as follows:

Amount
Year ending December 31, 2025	$67,991
2026	34,127
2027	46,945
2028	45,000
2029	213,873
$407,936
Accounts Receivable Securitization Facility--In July 2024, the Company amended its Accounts Receivable Securitization Facility (as amended, the “AR Securitization program”) to extend the scheduled termination date for an additional one year period, to July 20, 2025. In addition to extending the termination date for another year, the amendment increased the limit of the AR Securitization program to $125,000 and provided that the lender may issue loans, in addition to letters of credit, under the AR Securitization program.
The AR Securitization program has a limit of $125,000, of which $97,104 and $89,689 were issued for letters of credit (“LCs”) as of December 31, 2024 and December 31, 2023, respectively and loans were issued in the amount of $25,000 at December 31, 2024.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2024--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligation is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligation is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to the term SOFR, plus .10% or, in certain circumstances, a base rate equal to the greatest of (i) the bank’s prime rate, (ii) the federal funds rate plus .50% and (iii) 1.00% above the Daily one month SOFR plus .10% and, following any default, 2.00% plus the greater of (a) the term SOFR plus .10% and (b) a base rate equal to the greatest of (i), (ii) and (iii) above.
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
As of December 31, 2024, we were in compliance with all debt covenants.

Contractual Obligations Summary
The following is a summary of our long-term contractual obligations, at December 31, 2024, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2025	2026	2027	2028	2029	Thereafter
Revolving credit facility	$213,873	$—	$—	$—	$—	$213,873	$—
Senior unsecured notes	155,846	22,039	36,439	49,912	47,456	—	—
Term loans	60,190	53,706	4,440	2,044	—	—	—
Financing lease obligations	19,273	6,109	5,337	3,309	2,296	1,287	935
Operating lease obligations	97,997	38,920	27,110	16,055	8,143	3,739	4,030
Self-insurance accruals	153,635	58,470	36,151	22,836	13,375	7,105	15,698
Purchase obligations	32,241	32,241	—	—	—	—	—
Litigation accrual	209,351	209,351	—	—	—	—	—
Other liabilities	14,046	2,535	2,642	2,115	2,008	1,957	2,789
	$956,452	$423,371	$112,119	$96,271	$73,278	$227,961	$23,452
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2024. Litigation accrual includes the amount accrued for losses related to California wild fire claims that we believe will be paid in 2025. A corresponding insurance receivable has also been recorded. See Item 3. Legal Proceedings for more information. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2024, have not been included in the summary above. Noncurrent deferred taxes are also not included in the summary.
As of December 31, 2024, total commitments related to issued letters of credit were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $322 were issued under short-term lines of credit. As of December 31, 2023, total commitments related to issued letters of credit were $94,702, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program, and $2,389 were issued under short-term lines of credit.
Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2025 through 2033. We intend to renew the performance bonds where appropriate and as necessary.
There are no "off-balance sheet arrangements" as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash of $17,471 as of December 31, 2024 included $13,280 in the U.S. and $4,191 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate any portion of our 2024 Canadian earnings to satisfy our 2025 U.S. based cash flow needs.

Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2024, we had working capital of $216,472, unused short-term lines of credit approximating $10,443, and $183,503 available under our revolving credit facility.
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
The following table provides information, as of December 31, 2024, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2024.

	Expected Maturity Date							Fair Value December 31, 2024
	2025	2026	2027	2028	2029	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$42,990	$34,127	$46,946	$45,000	$—	$—	$169,063	$166,260
Average interest rate	4.8%	4.9%	5.2%	5.5%	—%	—%
Variable rate	$25,000	$—	$—	$—	$213,873	$—	$238,873	$238,873
Average interest rate	5.7%	—%	—%	—%	5.9%	—%
The interest rate on the variable-rate debt, as of December 31, 2024, ranged from 5.7% to 6.2%.
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
For the year ended December 31, 2024, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.
Commodity Price Risk
We are subject to market risk from fluctuating prices of fuel--both diesel and gasoline. In prior years we have used fuel derivatives as "economic hedges" related to fuel consumed by Davey Tree service vehicles. Presently, we are not engaged in any hedging or derivative activities.
Impact of Inflation
We have been impacted by ongoing inflation and higher interest rates affecting the U.S. economy. These inflationary pressures have increased our costs for labor, material costs and interest expense on our outstanding borrowings under our revolving credit facility. We have also experienced some delays in our supply chains. The inflationary pressures, to the extent we have been unable to offset these costs through increases in our prices or other measure, have had a negative impact to our operating results.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2024, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

/s/ Patrick M. Covey	/s/ Joseph R. Paul	/s/ Thea R. Sears
Patrick M. Covey Chairman, President and Chief Executive Officer	Joseph R. Paul Executive Vice President, Chief Financial Officer and Assistant Secretary	Thea R. Sears Senior Vice President and Controller
Kent, Ohio
March 10, 2025
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service and process efficiencies through the implementation of SAP S/4 Hana, a cloud-based Enterprise Resource Planning system. The initial phase to implement the human resource and payroll process was deployed during the fourth quarter of 2021 and the first three subsidiary companies were implemented to SAP S/4 Hana in the third quarter of 2023. Additional phases will continue over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout the development and deployment of each phase. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.  Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Information about our executive officers is included in the section "Information about our Executive Officers," pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.
Information about our directors will be included in the sections "Proposal 1-Election of Directors" and "Corporate Governance-Board Independence" of our 2025 Proxy Statement, which is incorporated into this report by reference.
Information about our audit committee and our audit committee financial expert will be included in the section "Corporate Governance-Committees of the Board of Directors-Audit Committee" of our 2025 Proxy Statement, which is incorporated into this report by reference.
Information required by Item 405 of Regulation S-K will be included in the section "Ownership of Common Shares-Delinquent Section 16(a) Reports" of our 2025 Proxy Statement, which is incorporated into this report by reference.
Information about our insider trading policies and procedures will be contained in the section "Corporate Governance-Insider Trading Policy and Procedures" of our 2025 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Corporate Governance-Shareholder Nominations for Director" of our 2025 Proxy Statement, which is incorporated into this report by reference.
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
Item 11.  Executive Compensation.
Information about executive and director compensation will be included in the sections "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Named Executive Officers," "2024 Director Compensation", and "Corporate Governance-Compensation Committee Interlocks and Insider Participation" of our 2025 Proxy Statement, which are incorporated into this report by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about ownership of our common shares by certain persons will be included in the section "Ownership of Common Shares" of our 2025 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans will be included in the section "Compensation of Named Executive Officers-Equity Compensation Plan Information" of our 2025 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information about certain transactions between us and our affiliates and certain other persons and the independence of directors will be included in the sections "Corporate Governance-Board Independence" and "Corporate Governance-Transactions with Related Persons" of our 2025 Proxy Statement, which are incorporated into this report by reference.
Item 14.  Principal Accountant Fees and Services.
Information about our principal accountant’s fees and services is in the section "Proposal 2 - Ratification of the Appointment of the Independent Registered Public Accounting Firm" of our 2025 Proxy Statement, which is incorporated into this report by reference.
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

4.1	Description of The Davey Tree Expert Company's Registered Securities .	Filed Herewith

10.1 **
Fifth Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as administrative agent, and PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents, dated as of July 29, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2024).

10.2 *	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.3 *	401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.4 *
First Amendment to The Davey Tree Expert Company 401KSOP Match Restoration Plan, dated December 7, 2007 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.5 *
Second Amendment to The Davey Tree Expert Company 401KSOP Match Restoration Plan, effective January 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017).

10.6 *	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.7 *	Retirement Benefit Restoration Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

EXHIBIT INDEX
Exhibit No.	Description

10.8 *
The Davey Tree Expert Company Board of Directors Revised Deferred Compensation Plan (January 1, 2024 Restatement) (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.9 *	2014 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014).

10.10 *	Management Incentive Compensation Plan, as last amended as of December 7, 2023

10.11 **
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

10.13 **
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

10.15
Note Purchase and Private Shelf Agreement, dated September 21, 2018, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

10.16
Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated September 20, 2021, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

EXHIBIT INDEX
Exhibit No.	Description

10.17
Amendment No. 2 to Note Purchase and Private Shelf Agreement, dated August 15, 2024, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2024).

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

10.20 *	The Davey 401KSOP and ESOP (January 1, 2022 Restatement) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022).

10.21 *	First Amendment to The Davey 401KSOP and ESOP (January 1, 2022 Restatement) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 28, 2024).

10.22 *
Employment agreement by and among The Davey Tree Expert Company and Erika J. Schoenberger dated July 27, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022).

10.23 *
The Davey Tree Expert Company 2024 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

10.24 *
Form of Performance Restricted Stock Unit Agreement (2024 Omnibus Stock Plan) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

10.25 *
Form of Director Restricted Stock Unit Agreement (2024 Omnibus Stock Plan) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

19	The Davey Tree Expert Company Insider Trading and Public Disclosure Policy.	Filed Herewith

21	Subsidiaries of the Registrant.	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).	Filed Herewith

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

99.1
Policy of Implementation of Certain Company Rights Under Article Sixth of the Amended Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

* Management contracts or compensatory plans or arrangements.
** Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
The Registrant is a party to certain instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of long-term debt under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2025.

THE DAVEY TREE EXPERT COMPANY

/s/ Patrick M. Covey
Patrick M. Covey Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2025.

/s/ Patrick M. Covey	/s/ Joseph E McNeely
Patrick M. Covey Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Joseph E. McNeely Director

/s/ Alejandra Evans	/s/ Joseph R. Paul
Alejandra Evans Director	Joseph R. Paul Director, Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

/s/ Matthew C. Harris	/s/ Charles D. Stapleton
Matthew C. Harris Director	Charles D. Stapleton Director

/s/ Thomas A. Haught	/s/ Thea R. Sears
Thomas A. Haught Director	Thea R. Sears Senior Vice President and Controller (Principal Accounting Officer)

/s/ Catherine M. Kilbane
Catherine M. Kilbane Director

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS SCHEDULES
YEAR ENDED DECEMBER 31, 2024
THE DAVEY TREE EXPERT COMPANY
KENT, OHIO

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statements Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
The Company is generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability, and general liability claims. The Company uses commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Self-insurance accruals consist of the projected settlement value of reported and unreported claims. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience. Self-insurance accruals as of December 31, 2024, were $144.6 million.
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
Given the degree of subjectivity related to estimating self-insurance losses and liabilities, auditing these accruals required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self-insurance accruals were appropriately recorded as of December 31, 2024.

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
March 10, 2025

We have served as the Company's auditor since 2018.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash	$17,471	$11,070
Accounts receivable, net	397,077	360,470
Operating supplies	15,995	18,369
Prepaid expenses	39,517	44,534
Other current assets	68,893	72,237
Total current assets	538,953	506,680
Property and equipment, net	400,661	312,678
Right-of-use assets - operating leases	90,516	110,248
Marketable securities and other investments	41,686	34,565
Insurance receivable	209,351	200,000
Other assets	13,204	11,875
Intangible assets, net	18,301	20,214
Goodwill	94,879	84,800
Total assets	$1,407,551	$1,281,060

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease liabilities and short-term debt	$73,724	$45,766
Current portion of operating lease liabilities	35,828	39,043
Accounts payable	57,560	59,140
Accrued expenses	96,860	81,944
Self-insurance accruals	58,509	50,379
Total current liabilities	322,481	276,272
Long-term debt	218,833	148,261
Senior unsecured notes	119,822	134,916
Lease liabilities - finance leases	12,221	13,544
Lease liabilities - operating leases	55,565	71,134
Self-insurance accruals	86,092	84,053
Litigation accrual	209,351	200,000
Other liabilities	14,046	11,726
Total liabilities	1,038,411	939,906
Commitments and contingencies (Note U)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 8,114 and 8,499 shares at redemption value as of December 31, 2024 and 2023	195,551	188,680

Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,713 and 77,328 shares issued and outstanding before deducting treasury shares and which excludes 8,114 and 8,499 shares subject to redemption as of December 31, 2024 and 2023	38,857	39,308
Additional paid-in capital	225,846	197,962
Common shares subscribed, unissued	21,100	22,832
Retained earnings	375,525	330,436
Accumulated other comprehensive loss	(6,773)	(4,785)
	654,555	585,753
Less: Cost of Common shares held in treasury; 45,353 shares in 2024 and 44,480 in 2023	468,132	416,616
Common shares subscription receivable	12,834	16,663
Total common shareholders' equity	173,589	152,474
Total liabilities and shareholders' equity	$1,407,551	$1,281,060

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$1,841,687	$1,693,481	$1,511,081
Costs and expenses:
Operating	1,188,557	1,089,605	976,316
Selling	322,801	305,624	271,882
General and administrative	151,361	132,571	116,036
Depreciation	64,562	53,571	51,969
Amortization of intangible assets	5,432	5,072	3,228
Gain on sale of assets, net	(5,710)	(7,169)	(8,586)
	1,727,003	1,579,274	1,410,845
Income from operations	114,684	114,207	100,236
Other income (expense):
Interest expense	(20,331)	(13,745)	(6,129)
Interest income	3,216	1,894	955
Other	(8,378)	(5,120)	(9,863)

Income before income taxes	89,191	97,236	85,199
Income taxes	24,395	25,096	23,909

Net income	$64,796	$72,140	$61,290

Share data:
Earnings per share--basic	$1.53	$1.66	$1.38

Earnings per share--diluted	$1.47	$1.58	$1.31

Weighted-average shares outstanding:
Basic	42,292	43,452	44,448

Diluted	44,134	45,538	46,737

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$64,796	$72,140	$61,290
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (losses) gains	(1,959)	589	(1,857)
Unrealized (loss) gain on available-for-sale securities	(82)	291	(199)
Defined benefit pension plans:
Net gain (loss) arising during the year	53	(77)	553
Reclassification to results of operations:
Amortization of defined benefit pension items:
Net actuarial loss	—	—	71
Prior service cost	—	—	17
	—	—	88
Defined benefit pension plan adjustments	53	(77)	641

Total other comprehensive (loss) income, net of tax	(1,988)	803	(1,415)

Comprehensive income	$62,808	$72,943	$59,875

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2022	$38,379	$135,897	$—	$239,979	$(4,173)	$(306,242)	$—	$103,840
Net income	—	—	—	61,290	—	—	—	61,290
Change in 401KSOP and ESOP related shares	171	3,517	—	(3,736)	—	—	—	(48)
Shares sold to employees	—	16,357	—	—	—	13,878	—	30,235
Options exercised	—	(673)	—	—	—	3,317	—	2,644
Subscription shares	—	1,560	23,864	—	—	1,239	(20,345)	6,318
Stock-based compensation	—	6,170	—	—	—	—	—	6,170
Dividends, $.08 per share	—	—	—	(3,540)	—	—	—	(3,540)
Other comprehensive loss	—	—	—	—	(1,415)	—	—	(1,415)
Shares purchased	—	—	—	—	—	(75,694)	—	(75,694)
Balances at December 31, 2022	$38,550	$162,828	$23,864	$293,993	$(5,588)	$(363,502)	$(20,345)	$129,800
Net income	—	—	—	72,140	—	—	—	72,140
Change in 401KSOP and ESOP related shares	758	12,397	—	(31,847)	—	—	—	(18,692)
Shares sold to employees	—	18,252	—	—	—	20,412	—	38,664
Options exercised	—	(1,707)	—	—	—	3,939	—	2,232
Subscription shares	—	692	(1,032)	—	—	611	3,682	3,953
Stock-based compensation	—	5,500	—	—	—	—	—	5,500
Dividends, $.09 per share	—	—	—	(3,850)	—	—	—	(3,850)
Other comprehensive income	—	—	—	—	803	—	—	803
Shares purchased	—	—	—	—	—	(78,076)	—	(78,076)
Balances at December 31, 2023	$39,308	$197,962	$22,832	$330,436	$(4,785)	$(416,616)	$(16,663)	$152,474
Net income	—	—	—	64,796	—	—	—	64,796
Change in 401KSOP and ESOP related shares	(451)	9,102	—	(15,522)	—	—	—	(6,871)
Shares sold to employees	—	16,514	—	—	—	14,775	—	31,289
Options exercised	—	210	—	—	—	9,114	—	9,324
Subscription shares	—	598	(1,732)	—	—	732	3,829	3,427
Stock-based compensation	—	1,460	—	—	—	—	—	1,460
Dividends, $.10 per share	—	—	—	(4,185)	—	—	—	(4,185)
Other comprehensive loss	—	—	—	—	(1,988)	—	—	(1,988)
Shares purchased	—	—	—	—	—	(76,137)	—	(76,137)
Balances at December 31, 2024	$38,857	$225,846	$21,100	$375,525	$(6,773)	$(468,132)	$(12,834)	$173,589

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$64,796	$72,140	$61,290
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation	64,562	53,571	51,969
Amortization	5,432	5,072	3,228
Gain on sale of assets	(5,710)	(7,169)	(8,586)
Deferred income taxes	2,682	1,175	(2,070)
Other	9,502	2,790	5,593
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(36,591)	(38,086)	(33,714)
Accounts payable and accrued expenses	12,431	7,720	4,812
Self-insurance accruals	10,173	284	8,185
Mitigation bank credit inventory	(930)	(17,664)	—
Other assets and liabilities, net	18,199	(8,383)	(12,809)
	79,750	(690)	16,608
Net cash provided by operating activities	144,546	71,450	77,898
Investing activities
Capital expenditures:
Equipment	(93,949)	(65,286)	(68,802)
Land and buildings	(49,233)	(22,036)	(20,438)
Purchases of businesses, net of cash acquired and debt incurred	(18,587)	(21,497)	(21,826)
Proceeds from sales of property and equipment	8,995	12,231	10,557
Purchases of marketable securities	(41,152)	(47,199)	(46,833)
Proceeds from sale of marketable securities	24,283	43,912	15,826
Net cash used in investing activities	(169,643)	(99,875)	(131,516)
Financing activities
Revolving credit facility borrowings	745,264	788,165	662,531
Revolving credit facility payments	(673,934)	(796,982)	(558,930)
Proceeds from notes payable	121,527	164,107	71,152
Payments of notes payable	(117,885)	(93,327)	(78,903)
Payments of finance leases	(6,572)	(3,973)	(2,987)
Purchases of common shares for treasury	(76,136)	(78,076)	(75,694)
Sales of common shares from treasury	39,879	41,172	35,588
Cash received on common-share subscriptions	3,829	3,682	3,610
Dividends	(4,185)	(3,850)	(3,540)
Net cash provided by financing activities	31,787	20,918	52,827
Effect of exchange rate changes on cash	(289)	51	(143)
Increase (decrease) in cash	6,401	(7,456)	(934)
Cash, beginning of year	11,070	18,526	19,460
Cash, end of year	$17,471	$11,070	$18,526

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
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
Our business continues to be impacted, in varying degrees, by a number of macro-economic factors, including fuel prices, higher interest rates and a highly competitive labor market, which have created an inflationary environment and cost pressures.
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
December 31, 2024
(In thousands, except share data)
credit inventory at the lower of cost or net realizable value. Inventory costs are based on estimated total costs for each mitigation bank, which could change as we perform mitigation banking activities.
Property and Equipment--Property and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed for financial reporting purposes by the straight-line method for land improvements, building and leasehold improvements and by straight-line and declining-balance methods for equipment, based on the estimated useful lives of the assets, as follows:

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
Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Our annual impairment assessment date has been designated as the first day of our fourth fiscal quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our reportable segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2024 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2024 that would impact this conclusion.
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
December 31, 2024
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 9% of revenues during 2024, 10% in 2023 and 11% in 2022. To reduce credit risk, we evaluate the credit of customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.
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
C.    Recent Accounting Guidance
Accounting Standards Adopted in 2024
Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures--In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements. During the fourth quarter of 2024, we adopted ASU 2023-07 and enhanced our segment disclosures in line with the new guidance. The adoption had no effect on our consolidated financial statements.
Accounting Standards not yet Adopted
Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures--In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses--In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.
D.    Business Combinations
Our investments in businesses were: (a) $28,116 in 2024, including liabilities assumed of $2,900 and debt issued of $6,351; (b) $34,077 in 2023, including liabilities assumed of $5,285 and debt issued of $7,046; and (c) $46,229 in 2022, including $15,592 of liabilities assumed and debt issued of $7,445.
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
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $10,893 in 2024 ($10,892 of which is deductible for tax purposes), $14,758 in 2023 ($14,758 of which is deductible for tax purposes) and $14,255 in 2022 ($14,255 of which is deductible for tax purposes).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2024, 2023 and 2022 was not significant.
E.    Accounts Receivable, Net and Supplemental Balance Sheet Information
Accounts receivable, net, consisted of the following:

	December 31,
Accounts receivable, net	2024	2023
Accounts receivable	$286,796	$263,426
Unbilled receivables (a)	116,491	99,485
	403,287	362,911
Less allowances for credit losses	6,210	2,441
Total	$397,077	$360,470
(a) Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprised the amounts included in the balance sheets:

	December 31,
Other current assets	2024	2023
Refundable income taxes	$91	$—
Mitigation bank credit inventory	29,315	28,385
Assets invested for self-insurance	29,212	20,959
Payroll taxes refundable	10,131	22,591
Other	144	302
Total	$68,893	$72,237

	December 31,
Property and equipment, net	2024	2023
Land and land improvements	$30,041	$28,177
Buildings and leasehold improvements	141,445	99,964
Equipment	741,098	684,562
	912,584	812,703
Less accumulated depreciation	511,923	500,025
Total	$400,661	$312,678
Interest incurred on funds used to construct company-owned buildings and equipment is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $4,307 and $4,961 in 2024 and 2023, respectively.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)

	December 31,
Other assets, noncurrent	2024	2023
Investment--cost-method affiliate	$1,406	$1,405
Deferred income taxes	3,780	6,001
Cloud computing arrangements	191	107
Other	7,827	4,362
Total	$13,204	$11,875

	December 31,
Accrued expenses	2024	2023
Employee compensation	$46,197	$40,656
Accrued compensated absences	16,175	14,483
Self-insured medical claims	2,359	2,309
Customer advances, deposits	1,449	1,275
Income taxes payable	3,948	1,135
Taxes, other than income	10,497	6,017
Other	16,235	16,069
Total	$96,860	$81,944

	December 31,
Other liabilities, noncurrent	2024	2023
Pension and retirement plans	$6,060	$5,630
Other	7,986	6,096
Total	$14,046	$11,726

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
F.    Supplemental Cash Flow Information
Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2024	2023	2022
Interest paid	$23,928	$18,200	$5,855
Income taxes paid, net	17,657	29,677	18,367
Noncash transactions:
Debt issued for purchases of businesses	$6,351	$7,046	$7,445
Detail of acquisitions:
Assets acquired:
Cash	$278	$249	$1,365
Accounts receivable	1,458	211	10,794
Mitigation bank credit inventory	—	—	6,351
Operating supplies	735	1,538	48
Prepaid expense	—	141	126
Equipment	9,867	7,220	2,309
Other assets	1,322	2,658	412
Intangible assets	3,563	7,302	10,569
Goodwill	10,893	14,758	14,255
Liabilities assumed	(2,900)	(5,285)	(15,592)
Debt issued for purchases of businesses	(6,351)	(7,046)	(7,445)
Cash paid	$18,865	$21,746	$23,192
G.    Marketable Securities
The following table summarizes available-for-sale debt securities by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2024
Fixed maturity:
United States Government and agency securities	$45,701	$565	$(86)	$46,180
Corporate notes and bonds	—	—	—	—
Total available-for-sale debt securities	$45,701	$565	$(86)	$46,180

December 31, 2023
Fixed maturity:
United States Government and agency securities	$36,409	$411	$(18)	$36,802
Corporate notes and bonds	260	—	—	260
Total available-for-sale debt securities	$36,669	$411	$(18)	$37,062

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets since they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $46,180 and $37,062 at December 31, 2024 and December 31, 2023, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
As of December 31, 2024 and December 31, 2023 we held approximately $21,218 and $12,102 in marketable equity securities, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at December 31, 2024 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$26,133	$26,463
One year through five years	19,568	19,717
Six years through ten years	—	—
After ten years	—	—
Total	$45,701	$46,180
H.    Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	Weighted-Average Amortization Period (Years)		December 31, 2024		December 31, 2023
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	3.2	years	$43,713	$32,452	$41,679	$29,252
Employment-related	2.4	years	13,880	11,127	13,007	9,957
Tradenames	3.4	years	13,465	9,178	12,860	8,123
Amortized intangible assets			71,058	$52,757	67,546	$47,332
Less accumulated amortization			52,757		47,332
Intangible assets, net			$18,301		$20,214

Goodwill			$94,879		$84,800

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the years ended December 31, 2024 and December 31, 2023 were as follows:

	Balance at January 1, 2024	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2024
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	79,859	10,893	(814)	89,938
Total	$84,800	$10,893	$(814)	$94,879

	Balance at January 1, 2023	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2023
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	65,166	14,758	(65)	79,859
Total	$70,107	$14,758	$(65)	$84,800
Future aggregate amortization expense of intangible assets--The aggregate amortization expense of intangible assets, as of December 31, 2024, in each of the next five years was as follows:

Future Amortization Expense
Year ending December 31, 2025	$4,890
2026	4,062
2027	3,479
2028	2,683
2029	2,160
Thereafter	1,027
$18,301
I.    Short and Long-Term Debt and Commitments Related to Letters of Credit
Short-term debt consisted of the following:

	December 31,
	2024	2023
Notes payable	$276	$543
Current portion of long-term debt	67,991	40,429
Current portion of finance leases	5,457	4,794
	$73,724	$45,766
We have short-term lines of credit with several banks totaling $11,041. At December 31, 2024, we had $10,443 available under the lines of credit with borrowings outstanding of $276 and $322 committed through issued letters of credit. Borrowings outstanding generally bear interest at the banks' prime rate or the Secured Overnight Financing Rate ("SOFR") plus a margin adjustment of 1.86%.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Long-term debt consisted of the following:

	December 31,
	2024	2023
Revolving credit facility
Swing-line borrowings	$13,873	$6,616
SOFR borrowings	200,000	135,000
	213,873	141,616
3.99% Senior unsecured notes	40,000	50,000
4.00% Senior unsecured notes	20,000	25,000
6.19% Senior unsecured notes	75,000	75,000
Term loans	59,063	32,442
	407,936	324,058
Less debt issuance costs	1,290	452
Less current portion	67,991	40,429
	$338,655	$283,177
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
As of December 31, 2024, we had unused commitments under the revolving credit facility approximating $183,503 and $216,497 committed, which consisted of borrowings of $213,873 and issued letters of credit of $2,624.
Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. As of December 31, 2024, the base rate was the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the "Note Purchase and Shelf Agreement") between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. As the Company has previously issued notes in an aggregate amount of $135,000 under the Note Purchase and Shelf Agreement, as of December 31, 2024, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement n the amount of $115,000.
The 3.99% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable semiannually and five equal, annual principal payments of $10,000 commenced on September 21, 2024 (the sixth anniversary of issuance). The Note Purchase and Shelf Agreement contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. The Company may prepay at any time all, or from time to time any part of, the outstanding principal amount of the 3.99% Senior Notes, subject to the payment of a make-whole amount.
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
Term Loans, Weighted-Average Interest Rate--The weighted-average interest rate on the term loans approximated 5.80% at December 31, 2024 and 5.19% at December 31, 2023.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2024 were as follows:

Amount
Year ending December 31, 2025	$67,991
2026	34,127
2027	46,945
2028	45,000
2029	213,873
$407,936

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Accounts Receivable Securitization Facility--In July 2024, the Company amended its Accounts Receivable Securitization Facility (as amended, the “AR Securitization program”) to extend the scheduled termination date for an additional one year period, to July 20, 2025. In addition to extending the termination date for another year, the amendment increased the limit of the AR Securitization program to $125,000 and provided that the lender may issue loans, in addition to letters of credit, under the AR Securitization program.
The AR Securitization program has a limit of $125,000, of which $97,104 and $89,689 were issued for letters of credit (“LCs”) as of December 31, 2024 and December 31, 2023, respectively and loans were issued in the amount of $25,000 at December 31, 2024.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2024--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligation is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligation is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to the term SOFR, plus .10% or, in certain circumstances, a base rate equal to the greatest of (i) the bank’s prime rate, (ii) the federal funds rate plus .50% and (iii) 1.00% above the Daily one month SOFR plus .10% and, following any default, 2.00% plus the greater of (a) the term SOFR plus .10% and (b) a base rate equal to the greatest of (i), (ii) and (iii) above.
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
Total Commitments Related to Issued Letters of Credit--As of December 31, 2024, total commitments related to issued LCs were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program and $322 were issued under short-term lines of credit. As of December 31, 2023, total commitments related to issued letters of credit were $94,702, of which $2,624 were issued under the revolving credit facility, $89,689 were issued under the AR Securitization program and $2,389 were issued under short-term lines of credit.
As of December 31, 2024, we were in compliance with all debt covenants.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
J.    Self-Insurance Accruals
Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability were as follows:

	December 31,
	2024	2023
Workers' compensation	$59,564	$58,434
Vehicle liability	47,195	26,712
General liability	37,842	49,286
Total	144,601	134,432
Less current portion	58,509	50,379
Noncurrent portion	$86,092	$84,053
The changes in our self-insurance accruals are summarized in the table below.

	December 31,
	2024	2023
Balance, beginning of year	$134,432	134,147
Provision for claims	66,250	58,082
Payment of claims	(56,081)	(57,797)
Balance, end of year	$144,601	$134,432
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
The following table summarizes the amounts recognized in our Consolidated Balance Sheet related to leases:

	Consolidated Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Right-of-use assets - operating leases	$90,516	$110,248
Finance lease assets	Property and equipment, net	17,567	18,613
Total lease assets		$108,083	$128,861
Liabilities
Current operating lease liabilities	Current portion of operating lease liabilities	$35,828	$39,043
Non-current operating lease liabilities	Lease liabilities - operating leases	55,565	71,134
Total operating lease liabilities		91,393	110,177
Current portion of finance lease liabilities	Current portion of long-term debt, finance lease liabilities and short-term debt	5,457	4,794
Non-current finance lease liabilities	Lease liabilities - finance leases	12,221	13,544
Total finance lease liabilities		17,678	18,338
Total lease liabilities		$109,071	$128,515

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
The components of lease cost recognized within our Consolidated Statement of Operations were as follows:

		Year Ended
	Consolidated Statement of Operations Classification	December 31, 2024	December 31, 2023

Operating lease cost	Operating expense	$32,567	$31,945
Operating lease cost	Selling expense	10,666	12,942
Operating lease cost	General and administrative expense	1,078	1,159
Finance lease cost:
Amortization of right-of-use assets	Depreciation	6,044	4,113
Interest expense on lease liabilities	Interest expense	822	490
Other lease cost (a)	Operating expense	9,019	7,957
Other lease cost (a)	Selling expense	1,605	1,808
Other lease cost (a)	General and administrative expense	57	45
Total lease cost		$61,858	$60,459

(a) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms as of December 31, 2024 was 3.4 years for operating leases and 3.9 years for finance leases.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral.The weighted average discount rates used to measure our lease liabilities as of December 31, 2024 were 4.29% for operating leases and 4.65% for finance leases.
Supplemental Cash Flow Information Related to Leases

	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(46,611)	$(45,184)
Operating cash flows from finance leases	(822)	(485)
Financing cash flows from finance leases	(6,572)	(3,973)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	26,621	47,331
Finance leases	6,140	9,598

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Maturity Analysis of Lease Liabilities

	As of December 31, 2024
	Operating Leases	Finance Leases
Year ending December 31, 2025	$38,920	$6,109
2026	27,110	5,337
2027	16,055	3,309
2028	8,143	2,296
2029	3,739	1,287
Thereafter	4,030	935
Total lease payments	97,997	19,273
Less interest	6,604	1,596
Total	$91,393	$17,678
L.    Common Shares, Redeemable Common Shares and Preferred Shares
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued as of December 31, 2024.
Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2024 was as follows: 2024--8,114,134; 2023--8,499,086; and 2022--9,188,010.
Common Shares--The number of common shares authorized is 96,000,000, par value $.50. The number of common shares issued during each of the three years in the period ended December 31, 2024 was as follows: 2024--77,713,386; 2023--77,328,434; and 2022--76,639,510. The number of shares in the treasury for each of the three years in the period ended December 31, 2024 was as follows: 2024--45,352,738; 2023--44,480,126; and 2022--43,110,036.
Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N). During 2024, purchases of common shares, both redeemable and common, totaled 3,387,128 shares for $76,137 in cash; we also had direct sales to directors and employees of 131,435 shares for $2,801, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 260,347 shares to our 401(k) plan for $5,758 and issued 502,459 shares to participant accounts to satisfy our liability for the 2023 and 2024 employer match in the amount of $11,300. The liability accrued at December 31, 2024 for the 2024

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
employer match was $2,855. There were also 619,853 shares purchased during 2024 under the Employee Stock Purchase Plan. We also engaged in a subscription offering during 2022 which is described further below.
Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding, December 31, 2022	33,529,474	9,188,010	42,717,484
Shares purchased	(2,560,912)	(1,412,062)	(3,972,974)
Shares sold	1,291,227	723,138	2,014,365
Stock subscription offering, employee cash purchases	13,662	—	13,662
Options exercised	574,857	—	574,857
Shares outstanding, December 31, 2023	32,848,308	8,499,086	41,347,394
Shares purchased	(2,316,533)	(1,070,595)	(3,387,128)
Shares sold	828,451	685,643	1,514,094
Stock subscription offering, employee cash purchases	47,037	—	47,037
Options exercised	953,385	—	953,385
Shares outstanding, December 31, 2024	32,360,648	8,114,134	40,474,782
On December 31, 2024, we had 40,474,782 common shares outstanding and employee options exercisable to purchase 1,208,839 common shares, and partially-paid subscriptions for 1,165,550 common shares and purchase rights outstanding for 404,430 common shares.
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
December 31, 2024
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
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(3,654)	$—	$(519)	$(4,173)
Foreign currency translation adjustments	(1,857)	—	—	(1,857)
Unrealized gain (loss) on available-for-sale securities	—	(245)	—	(245)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	119	111
Tax effect	—	54	(31)	23
Unrecognized amounts from defined benefit pension plans	—	—	705	705
Tax effect	—	—	(152)	(152)
Net of tax amount	(1,857)	(199)	641	(1,415)
Balance at December 31, 2022	$(5,511)	$(199)	$122	$(5,588)
Foreign currency translation adjustments	589	—	—	589
Unrealized gain (loss) on available-for-sale securities	—	95	—	95
Amounts reclassified from accumulated other comprehensive income (loss)	—	272	—	272
Tax effect	—	(76)	—	(76)
Unrecognized amounts from defined benefit pension plans	—	—	(103)	(103)
Tax effect	—	—	26	26
Net of tax amount	589	291	(77)	803
Balance at December 31, 2023	$(4,922)	$92	$45	$(4,785)
Foreign currency translation adjustments	(1,959)	—	—	(1,959)
Unrealized gain (loss) on available-for-sale securities	—	(56)	—	(56)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(48)	73	25
Tax effect	—	22	(20)	2
Net of tax amount	(1,959)	(82)	53	(1,988)
Balance at December 31, 2024	$(6,881)	$10	$98	$(6,773)
The amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit pension plans for 2023 and 2022 are included in net periodic pension expense classified in the statement of operations as general and administrative expense or other income (expense).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares may be distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a "participant"). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $2,018 and $5,272 as of December 31, 2024 and December 31, 2023, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $193,533 and $183,408 as of December 31, 2024 and December 31, 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $195,551 and $188,680 as of December 31, 2024 and December 31, 2023, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.
Total compensation for these plans, consisting primarily of the employer match, was $11,729 in 2024, $10,441 in 2023, and $9,490 in 2022.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
O.    Stock-Based Compensation
Our shareholders approved the 2024 Omnibus Stock Plan (the "2024 Stock Plan") at our annual meeting of shareholders on May 21, 2024. The 2024 Stock Plan replaced the expired 2014 Omnibus Stock Plan (the "2014 plan") previously approved by the shareholders in 2014. The 2024 Stock Plan is administered by the Compensation Committee of the Board of Directors and has a term of ten years. All directors of the Company and employees of the Company and its subsidiaries are eligible to participate in the 2024 Stock Plan. The 2024 Stock Plan (similar to the 2014 plan) continues the maintenance of the Employee Stock Purchase Plan, as well as provisions for the grant of stock options and other stock-based incentives. The 2024 Stock Plan provides for the grant of five percent of the number of the Company’s common shares outstanding as of the first day of each fiscal year plus the number of common shares that were available for grant of awards, but not granted, in prior years. In no event, however, may the number of common shares available for the grant of awards in any fiscal year exceed ten percent of the common shares outstanding as of the first day of that fiscal year. Common shares subject to an award that is forfeited, terminated, or canceled without having been exercised are generally added back to the number of shares available for grant under the 2024 Stock Plan.
Stock-based compensation expense under all share-based payment plans—our Employee Stock Purchase Plan, stock option plans, stock-settled stock appreciation rights ("SSARs"), and restricted stock units ("RSUs")— was included in the results of operations as follows:

	Year Ended December 31,
	2024	2023	2022
Compensation expense, all share-based payment plans	$8,568	$6,723	$7,930
Income tax benefit	1,780	1,293	1,722
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deductions, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $2,073 in 2024, $1,712 in 2023 and $1,824 in 2022.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $93 in 2024, $217 in 2023 and $407 in 2022. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Compensation costs for SSARs are determined using a fair-value method and amortized over the requisite service period. "Intrinsic value" is defined as the amount by which the fair market value of a common share exceeds the grant date price of a SSAR. There was no compensation expense for SSARs in either 2024 or 2023. Compensation expense for SSARs totaled $84 in 2022.
Restricted Stock Units--During the year ended December 31, 2024, the Compensation Committee of the Board of Directors awarded 234,485 PRSUs to certain management employees and 8,560 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of December 31, 2024:

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2024	933,843	$16.02
Granted	243,045	21.95
Forfeited	(10,296)	16.99
Vested	(398,760)	15.17
Unvested, December 31, 2024	767,832	$18.32	1.2 years	$5,307	$17,507
Employee PRSUs	730,201	$18.29	1.2 years	$4,995	$16,649
Nonemployee Director RSUs	37,631	$18.97	1.2 years	$312	$858
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. "Intrinsic value" is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $6,402 in 2024, $4,794 in 2023 and $5,615 in 2022.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Volatility rate	9.5%	9.6%	9.7%
Risk-free interest rate	4.6%	4.1%	1.7%
Expected dividend yield	.4%	.4%	.4%
Expected life of awards (years)	3.0	3.0	3.0

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2024:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,688,831	$9.04
Granted	—	—
Exercised	(327,523)	7.57
Forfeited	(82,510)	6.83
Outstanding, December 31, 2024	1,278,798	$9.56	3.0 years	$37	$16,931

Exercisable, December 31, 2024	1,208,839	$9.41	2.9 years		$16,186
"Intrinsic value" is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Information regarding the stock options outstanding at December 31, 2024 is summarized below:

	Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Employee options:
	$7.53	195,200	0.5 years	$7.53	195,200	$7.53
	8.18	260,050	1.5 years	8.18	260,050	8.18
	8.80	167,400	2.5 years	8.80	167,400	8.80
	9.55	181,950	3.5 years	9.55	181,950	9.55
	10.55	35,825	4.2 years	10.55	35,825	10.55
	10.55	170,788	4.5 years	10.55	170,788	10.55
	12.10	45,220	5.2 years	12.10	33,861	12.10
	12.10	222,365	5.5 years	12.10	163,765	12.10
		1,278,798	3.0 years	$9.56	1,208,839	$9.41
We issue common shares from treasury upon the exercise of stock options, the vesting of PRSUs and RSUs, or purchases under the Employee Stock Purchase Plan.
Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards--as recognized in our consolidated statement of operations--for the last three years was: $1,780 in 2024, $1,293 in 2023, and $1,722 in 2022. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when: (a) SSARs are exercised; (b) PRSUs and RSUs vest; and (c) stock options are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $1,844 in 2024, $1,109 in 2023, and $1,067 in 2022.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
P.    Income Taxes
In 2021, as part of the Organization for Economic Cooperation and Development’s (“OECD”) Inclusive Framework, the member countries agreed to the implementation of the Pillar Two Global Minimum Tax (“Pillar Two”) of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point of legislation that is effective January 1, 2024. There has been no material impact on the respective tax provision. The Company is continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries.
Income (loss) before income taxes was attributable to the following sources:

	Year Ended December 31,
	2024	2023	2022
United States	$90,977	$99,116	$90,379
Canada	(1,786)	(1,879)	(5,180)
Total	$89,191	$97,237	$85,199
The provision for income taxes follows:

	Year Ended December 31,
	2024	2023	2022
Current provision (benefit):
Federal	$16,424	$17,708	$18,795
State	5,314	6,275	7,173
Canadian	(25)	(62)	11
Total current	21,713	23,921	25,979
Deferred taxes	2,682	1,175	(2,070)
Total taxes on income	$24,395	$25,096	$23,909

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
A reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate follows:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.3	5.4	6.1
Effect of Canadian income taxes	1.1	—	(.2)
Nondeductible expenses	2.4	.7	1.9
Stock compensation	(1.6)	(.8)	(.8)
ESOP dividend deduction	(.2)	(.2)	(.2)
Uncertain tax adjustments and audit settlement	—	.1	—
Valuation allowance	(1.0)	(.3)	—
Nondeductible compensation	1.1	.4	.7
Other, net	(.7)	(.5)	(.3)
Effective income tax rate	27.4%	25.8%	28.2%
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Self-insurance accruals	$30,263	$28,198
Accrued compensated absences	2,370	2,451
Accrued expenses and other liabilities	984	880
Accrued stock compensation	3,959	4,093
Foreign tax credit carryforward	401	1,359
Lease obligations	18,055	21,958
Intangibles	—	81
Other future deductible amounts, net	9,590	5,236
	65,622	64,256
Less deferred tax asset valuation allowance	968	864
	64,654	63,392
Deferred tax liabilities:
Intangibles	2,452	—
Prepaid expenses	5,549	5,874
Lease right of use assets	17,888	21,986
Property and equipment	34,985	29,531
	60,874	57,391
Net deferred tax asset--noncurrent	$3,780	$6,001
We treat all of our Canadian subsidiary earnings through December 31, 2024 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2024, approximately $20,966 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.
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
As of December 31, 2024, we removed a valuation allowance on foreign tax credit carryforwards that arose due to the transition toll tax on the deemed repatriation of deferred foreign earnings of non-U.S. operations due to the Tax Cuts and Jobs Act. Management presently believes that it is more-likely-than-not that the deferred tax asset, related to the foreign tax credits that expire in 2027, will now be fully realized. The criteria considered in making the determination included the ability to utilize tax-planning strategies, historical and projected operating results, and the period of time over which the foreign tax credit can be utilized.
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
December 31, 2024
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
The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2024	2023
Unrecognized tax benefits	$2,126	$1,022
Portion, if recognized, would reduce tax expense and effective tax rate	363	369
Accrued interest on unrecognized tax benefits	51	47
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2020. As of December 31, 2024, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$1,022	$638	$700
Additions based on tax positions related to the current year	1,205	436	24
Additions for tax positions of prior years	—	39	—
Reductions for tax positions of prior years	(22)	—	(8)
Lapses in statutes of limitations	(79)	(91)	(78)
Balance, end of year	$2,126	$1,022	$638

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Q.    Earnings Per Share Information
Earnings per share was computed as follows:

	Year Ended December 31,
	2024	2023	2022
Income available to common shareholders:
Net income	$64,796	$72,140	$61,290
Weighted-average shares:
Basic:
Outstanding	41,126,770	42,192,411	43,890,081
Partially-paid share subscriptions	1,165,550	1,259,250	557,594
Basic weighted-average shares	42,292,320	43,451,661	44,447,675
Diluted:
Basic from above	42,292,320	43,451,661	44,447,675
Incremental shares from assumed:
Exercise of stock subscription purchase rights	85,948	37,638	—
Exercise of stock options and awards	1,755,379	2,048,399	2,289,696
Diluted weighted-average shares	44,133,647	45,537,698	46,737,371
Share data:
Earnings per share--basic	$1.53	$1.66	$1.38
Earnings per share--diluted	$1.47	$1.58	$1.31
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
All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in "All Other," which does not meet the definition of a reportable segment.
Measurement of Segment Profit and Loss and Segment Assets--Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, Patrick M. Covey. The CODM evaluates performance and allocates resources based primarily on revenue and income from

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
operations, which includes reviews of year-over-year changes in both revenues and operating income as well as changes from internal forecasts and budgets for each segment. Since our revenue is primarily dependent on people and equipment, the CODM reviews significant cost components for each segment such as payroll expense, equipment and fuel expense, and subcontractor expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that (a) we compute and recognize depreciation expense for our segments only by the straight-line method and (b) state income taxes are allocated to the segments. Corporate expenses are substantially allocated among the operating segments, but the nature of expenses allocated may differ from year-to-year. There are no intersegment revenues. Segment assets are those generated or directly used by each segment, and include accounts receivable, operating supplies, and property and equipment.
Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Fiscal Year 2024
Revenues	$1,012,957	$820,375	$1,833,332	$8,355		$1,841,687
Less:
Payroll expense	436,080	345,797
Equipment and fuel expense	67,297	55,539
Subcontractor expense	95,406	64,355
Other segment expenses (a)	335,800	276,749		30,641
Income (loss) from operations, reportable segments	$78,374	$77,935	$156,309	$(22,286)		134,023
Unallocated costs (b)						(19,339)
Income from operations						114,684
Interest expense						(20,331)
Interest income						3,216
Other income (expense), net						(8,378)
Income before income taxes						$89,191

Depreciation	$23,140	$32,366	$55,506	$9,056	(c)	$64,562
Amortization	1,536	3,896	5,432	—		5,432
Capital expenditures	28,817	66,157	94,974	50,543	(d)	145,517
Segment assets, total	409,554	372,041	781,595	625,956	(e)	1,407,551

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Fiscal Year 2023
Revenues	$934,977	$754,455	1,689,432	$4,049		$1,693,481
Less:
Payroll expense	419,242	323,325
Equipment and fuel expense	69,105	53,151
Subcontractor expense	68,491	58,805
Other segment expenses (a)	314,725	247,352		16,260
Income (loss) from operations, reportable segments	$63,414	$71,822	$135,236	$(12,211)		123,025
Unallocated costs (b)						(8,818)
Income from operations						114,207
Interest expense						(13,745)
Interest income						1,894
Other income (expense), net						(5,120)
Income before income taxes						$97,236

Depreciation	$21,565	$29,843	$51,408	$2,163	(c)	$53,571
Amortization	1,873	3,199	5,072	—		5,072
Capital expenditures	21,716	43,147	64,863	22,459	(d)	87,322
Segment assets, total	399,059	367,745	766,804	514,256	(e)	1,281,060

Fiscal Year 2022
Revenues	$840,553	$666,972	$1,507,525	$3,556		$1,511,081
Less:
Payroll expense	383,220	295,850
Equipment and fuel expense	70,616	51,305
Subcontractor expense	50,532	44,433
Other segment expenses (a)	273,918	217,074		18,549
Income (loss) from operations, reportable segments	$62,267	$58,310	$120,577	$(14,993)		105,584
Unallocated costs (b)						(5,348)
Income from operations						100,236
Interest expense						(6,129)
Interest income						955
Other income (expense), net						(9,863)
Income before income taxes						$85,199

Depreciation	$22,791	$26,294	$49,085	$2,884	(c)	$51,969
Amortization	776	2,452	3,228	—		3,228
Capital expenditures	26,178	44,173	70,351	18,387	(d)	88,738
Segment assets, total	362,399	313,401	675,800	280,421	(e)	956,221
Reconciling adjustments from segment reporting to consolidated external financial reporting include unallocated corporate items:
(a)Other segment expenses include occupancy costs, travel, insurance, depreciation and amortization, selling expenses and all other operating expenses.
(b)Reclassification of depreciation expense and allocation of corporate expenses.
(c)Adjustments to declining-balance method depreciation expense from straight-line method and depreciation and amortization of corporate assets.
(d)Capital expenditures for corporate facilities and enterprise-wide information systems.
(e)Corporate assets include cash, prepaid expenses, corporate facilities, enterprise-wide information systems and other nonoperating assets.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Geographic Information--The following presents revenues, based on where the service was performed, and long-lived assets by geographic territory:

	Year Ended December 31,
	2024	2023	2022
Revenues
United States	$1,741,143	$1,594,546	$1,426,019
Canada	100,544	98,935	85,062
	$1,841,687	$1,693,481	$1,511,081

	December 31,
	2024	2023	2022
Long-lived assets, net
United States	$835,648	$741,294	$484,740
Canada	32,950	33,086	29,217
	$868,598	$774,380	$513,957
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
December 31, 2024
(In thousands, except share data)
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Disaggregation of Revenue

The following tables disaggregate our revenue for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 by major sources:

Year Ended December 31, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$626,960	$431,681	$(93)	$1,058,548
Grounds maintenance	—	200,096	—	200,096
Storm damage services	49,267	31,903	—	81,170
Consulting and other	336,730	156,695	8,448	501,873
Total revenues	$1,012,957	$820,375	$8,355	$1,841,687

Geography:
United States	$959,976	$772,812	$8,355	$1,741,143
Canada	52,981	47,563	—	100,544
Total revenues	$1,012,957	$820,375	$8,355	$1,841,687

Year Ended December 31, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$563,222	$411,508	$(756)	$973,974
Grounds maintenance	—	185,994	—	185,994
Storm damage services	12,049	13,123	—	25,172
Consulting and other	359,706	143,830	4,805	508,341
Total revenues	$934,977	$754,455	$4,049	$1,693,481

Geography:
United States	$881,428	$709,069	$4,049	$1,594,546
Canada	53,549	45,386	—	98,935
Total revenues	$934,977	$754,455	$4,049	$1,693,481

Year Ended December 31, 2022	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$545,048	$383,148	$(174)	$928,022
Grounds maintenance	—	169,948	—	169,948
Storm damage services	21,437	9,665	—	31,102
Consulting and other	274,068	104,211	3,730	382,009
Total revenues	$840,553	$666,972	$3,556	$1,511,081

Geography:
United States	$800,590	$621,873	$3,556	$1,426,019
Canada	39,963	45,099	—	85,062
Total revenues	$840,553	$666,972	$3,556	$1,511,081

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company has recognized $3,808 and $2,266 of revenue for the twelve months ended December 31, 2024 and December 31, 2023, respectively, that was included in the contract liability balance at December 31, 2023 and December 31, 2022, respectively. Net contract liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Contract liabilities - current	$3,756	$3,430
Contract liabilities - noncurrent	4,655	3,700
Net contract liabilities	$8,411	$7,130
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
December 31, 2024
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
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023, were as follows:

		Fair Value Measurements at December 31, 2024 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,750	$2,750	$—	$—
Certificates of deposits, noncurrent	750	750	—	—

Available-for-sale debt securities:
United States Government and agency securities	46,180	46,180	—	—
Total available-for-sale debt securities	46,180	46,180	—	—

Marketable equity securities:
Mutual funds	19,491	19,491	—	—
Exchange traded funds	1,727	1,727	—	—
Total marketable equity securities	21,218	21,218	—	—

Liabilities:
Deferred compensation	$1,482	$—	$—	$1,482

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)

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
The peer group at December 31, 2024 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note N).
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

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$46,180	$46,180	$37,062	$37,062
Marketable equity securities	21,218	21,218	12,102	12,102

Liabilities:
Revolving credit facility, noncurrent	213,873	213,873	141,616	141,616
Senior unsecured notes, noncurrent	120,000	117,486	135,000	130,959
Term loans, noncurrent	6,072	6,065	7,012	7,252
Total	$339,945	$337,424	$283,628	$279,827
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
U.    Commitments and Contingencies
Letters of Credit
At December 31, 2024, we were contingently liable to our principal banks in the amount of $100,050 for letters of credit outstanding primarily related to insurance coverage.
Surety Bonds
In certain circumstances, we have performance obligations that are supported by surety bonds in connection with our contractual commitments.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
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
December 31, 2024
(In thousands, except share data)
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
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided, and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. On March 27, 2024, the Federal Court ordered the plaintiff to refile a deficient RICO statement, dismissed the Company’s motion to dismiss without prejudice and leave to refile once the plaintiff’s RICO statement has been refiled, and set a briefing schedule. The Company then refiled its Motion to Dismiss in early summer 2024 and that Motion to Dismiss was granted on March 3, 2025, dismissing all RICO related claims against the moving defendants. The Federal Court has not yet set a trial date.
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
The Company and Wolf Tree paid $3,984 as part of the settlement agreement, including civil penalties, forfeiture and restitution. The United States Attorney agreed that it will not bring any criminal charges against the Company or Wolf Tree concerning the subject matter of the investigation and released the Company and Wolf Tree from civil liability concerning certain immigration code provisions. The DHS also agreed to release the Company and Wolf Tree from administrative liability relating to the subject matter of the investigation, all of which are subject to standard reservations of rights and certain reserved claims. The settlement agreement closed the investigation by the United States Attorney and DHS. The settlement is not an admission of liability by the Company or Wolf Tree.
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
December 31, 2024
(In thousands, except share data)
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except share data)
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date has been continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the current December 4, 2024 trial date, or thereafter, as convenient to the court. The Walker trial date was later set for February 18, 2025. The Walker trial date was then continued to July 14,2025 and a mandatory settlement conference was set for July 3, 2025.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance recoverable within our Consolidated Balance Sheet as of December 31, 2024.