Form 10-Q
period 2025-03-29
DAVEY TREE EXPERT CO
filed 2025-05-06
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 40,191,703 Common Shares, $.50 par value, outstanding as of May 2, 2025. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
March 29, 2025

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income (Loss)			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			6
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	7
	B	—	Seasonality of Business	8
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	8
	D	—	Business Combinations	10
	E	—	Marketable Securities	10
	F	—	Identified Intangible Assets and Goodwill, Net	11
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	12
	H	—	Leases	16
	I	—	Stock-Based Compensation	17
	J	—	Income Taxes	20
	K	—	Accumulated Other Comprehensive Income (Loss)	20
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	22
	M	—	Operations by Business Segment	23
	N	—	Revenue Recognition	25
	O	—	Fair Value Measurements and Financial Instruments	27
	P	—	Commitments and Contingencies	30
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	33

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			35
	Results of Operations			36
	Liquidity and Capital Resources			38
	Cash Flow Summary			39
	Contractual Obligations Summary and Commercial Commitments			40
	Capital Resources			40
	Critical Accounting Policies and Estimates			41
	Note Regarding Forward-Looking Statements			41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			42

Item 4.	Controls and Procedures			42

Part II.	Other Information			43

Item 1.	Legal Proceedings			43

Item 1A.	Risk Factors			46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			47

Item 5.	Other Information			48

Item 6.	Exhibits			48

Exhibit Index				49

Signatures				50

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	March 29, 2025	December 31, 2024
Assets
Current assets:
Cash	$11,744	$17,471
Accounts receivable, net	392,805	397,077
Operating supplies	19,606	15,995
Other current assets	100,280	108,410
Total current assets	524,435	538,953
Property and equipment, net	420,691	400,661
Right-of-use assets - operating leases	82,890	90,516
Marketable securities and other investments	35,837	41,686
Insurance receivable	209,578	209,351
Other assets	13,194	13,204
Intangible assets, net	16,980	18,301
Goodwill	94,895	94,879
Total assets	$1,398,500	$1,407,551
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$63,641	$57,560
Accrued expenses	70,643	96,860
Current portion of long-term debt and finance lease liabilities	64,938	73,448
Other current liabilities	91,467	94,613
Total current liabilities	290,689	322,481
Long-term debt	378,044	338,655
Lease liabilities - finance leases	13,892	12,221
Lease liabilities - operating leases	49,741	55,565
Self-insurance accruals	81,122	86,092
Litigation accruals	209,578	209,351
Other noncurrent liabilities	14,276	14,046
Total liabilities	1,037,342	1,038,411
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 8,251 and 8,114 shares at redemption value as of March 29, 2025 and December 31, 2024	198,847	195,551
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,577 and 77,713 shares issued and outstanding before deducting treasury shares and which excludes 8,251 and 8,114 shares subject to redemption as of March 29, 2025 and December 31, 2024	38,788	38,857
Additional paid-in capital	221,872	225,846
Common shares subscribed, unissued	20,810	21,100
Retained earnings	371,223	375,525
Accumulated other comprehensive loss	(6,545)	(6,773)
	646,148	654,555
Less: Cost of common shares held in treasury; 45,172 shares at March 29, 2025 and 45,353 shares at December 31, 2024	471,443	468,132
Common shares subscription receivable	12,394	12,834
Total common shareholders' equity	162,311	173,589
Total liabilities and shareholders' equity	$1,398,500	$1,407,551

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenues	$434,836	$404,809

Costs and expenses:
Operating	295,932	280,779
Selling	81,353	69,976
General and administrative	40,600	38,491
Depreciation and amortization	18,568	16,408
Gain on sale of assets, net	(33)	(1,079)
Total costs and expenses	436,420	404,575

(Loss) income from operations	(1,584)	234

Other income (expense):
Interest expense	(4,382)	(4,067)
Interest income	552	526
Other, net	(1,716)	(1,364)

Loss before income taxes	(7,130)	(4,671)

Income tax benefit	(3,872)	(2,396)

Net loss	$(3,258)	$(2,275)

Net loss per share--basic and diluted	$(.08)	$(.05)

Weighted-average shares outstanding--basic and diluted	40,871	41,832

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net loss	$(3,258)	$(2,275)
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains (losses)	143	(581)
Unrealized gain (loss) on available-for-sale securities	85	(136)

Other comprehensive income (loss), net of tax	228	(717)

Comprehensive loss	$(3,030)	$(2,992)

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2025	$38,857	$225,846	$21,100	$375,525	$(6,773)	$(468,132)	$(12,834)	$173,589
Net loss	—	—	—	(3,258)	—	—	—	(3,258)
Change in 401KSOP and ESOP related shares	(69)	(3,228)	—	—	—	—	—	(3,297)
Shares sold to employees	—	1,950	—	—	—	1,496	—	3,446
Options exercised	—	(1,099)	—	—	—	3,936	—	2,837
Subscription shares	—	85	(290)	—	—	113	440	348
Stock-based compensation	—	(1,682)	—	—	—	—	—	(1,682)
Dividends, $.025 per share	—	—	—	(1,044)	—	—	—	(1,044)
Other comprehensive income	—	—	—	—	228	—	—	228
Shares purchased	—	—	—	—	—	(8,856)	—	(8,856)
Balances at March 29, 2025	$38,788	$221,872	$20,810	$371,223	$(6,545)	$(471,443)	$(12,394)	$162,311

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2024	$39,308	$197,962	$22,832	$330,436	$(4,785)	$(416,616)	$(16,663)	$152,474
Net loss	—	—	—	(2,275)	—	—	—	(2,275)
Change in 401KSOP and ESOP related shares	(147)	(3,090)	—	—	—	—	—	(3,237)
Shares sold to employees	—	2,097	—	—	—	1,568	—	3,665
Options exercised	—	(149)	—	—	—	3,466	—	3,317
Subscription shares	—	18	(36)	—	—	18	287	287
Stock-based compensation	—	(1,356)	—	—	—	—	—	(1,356)
Dividends $.025 per share	—	—	—	(1,070)	—	—	—	(1,070)
Other comprehensive loss	—	—	—	—	(717)	—	—	(717)
Shares purchased	—	—	—	—	—	(8,533)	—	(8,533)
Balances at March 30, 2024	$39,161	$195,482	$22,796	$327,091	$(5,502)	$(420,097)	$(16,376)	$142,555

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating activities
Net loss	$(3,258)	$(2,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,568	16,408
Other	390	746
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	4,388	14,954
Accounts payable and accrued expenses	(18,913)	(20,800)
Self-insurance accruals	(6,359)	5,346
Prepaid expenses	8,769	13,534
Mitigation bank credit inventory	(497)	3,749
Income taxes receivable	(1,592)	(3,545)
Other, net	(5,887)	(4,996)
	(1,133)	25,396
Net cash (used in) provided by operating activities	(4,391)	23,121
Investing activities
Capital expenditures:
Equipment	(22,915)	(30,714)
Land and buildings	(12,255)	(7,245)
Proceeds from sales of property and equipment	1,021	1,687
Purchases of marketable securities	(9,346)	(10,157)
Proceeds from sale of marketable securities	17,075	11,131
Net cash used in investing activities	(26,420)	(35,298)
Financing activities
Revolving credit facility borrowings	175,352	171,764
Revolving credit facility payments	(134,649)	(144,723)
Purchase of common shares for treasury	(8,856)	(8,533)
Sale of common shares from treasury	6,631	7,268
Dividends paid	(1,044)	(1,070)
Proceeds from notes payable	13,842	19,629
Payments of notes payable	(24,480)	(26,939)
Payments of finance leases	(1,747)	(1,148)
Net cash provided by financing activities	25,049	16,248
Effect of exchange rate changes on cash	35	(42)
(Decrease) Increase in cash	(5,727)	4,029
Cash, beginning of period	17,471	11,070
Cash, end of period	$11,744	$15,099
Supplemental cash flow information follows:
Interest paid	$8,059	$5,261
Income taxes (refunded) paid	(13)	1,445

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended March 29, 2025 is referred to as the first quarter of 2025, and the fiscal quarter ended March 30, 2024 is referred to as the first quarter of 2024.
Recent Accounting Guidance
Accounting Standards not yet Adopted
Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures--In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures.
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended March 29, 2025 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. Our business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	March 29, 2025	December 31, 2024
Accounts receivable	$274,919	$286,796
Unbilled receivables(1)	126,366	116,491
	401,285	403,287
Less allowances for credit losses	8,480	6,210
Accounts receivable, net	$392,805	$397,077
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	March 29, 2025	December 31, 2024
Refundable income taxes	$1,683	$91
Prepaid expenses	30,762	39,517
Mitigation bank credit inventory	29,812	29,315
Assets invested for self-insurance	27,306	29,212
Payroll taxes refundable	9,721	10,131
Other	996	144
Total	$100,280	$108,410

Property and equipment, net	March 29, 2025	December 31, 2024
Land and land improvements	$30,867	$30,041
Buildings and leasehold improvements	153,021	141,445
Equipment	761,365	741,098
	945,253	912,584
Less accumulated depreciation	524,562	511,923
Total	$420,691	$400,661

Other assets, noncurrent	March 29, 2025	December 31, 2024
Investment--cost-method affiliate	$1,406	$1,406
Deferred income taxes	3,758	3,780
Cloud computing arrangements	233	191
Other	7,797	7,827
Total	$13,194	$13,204

Accrued expenses	March 29, 2025	December 31, 2024
Employee compensation	$25,306	$46,197
Accrued compensated absences	15,927	16,175
Self-insured medical claims	2,183	2,359
Income tax payable	1,640	3,948
Customer advances, deposits	3,701	1,449
Taxes, other than income	10,634	10,497
Other	11,252	16,235
Total	$70,643	$96,860

Other current liabilities	March 29, 2025	December 31, 2024
Notes payable	$194	$276
Current portion of:
Lease liability-operating leases	34,153	35,828
Self-insurance accruals	57,120	58,509
Total	$91,467	$94,613

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)

Other noncurrent liabilities	March 29, 2025	December 31, 2024
Non-qualified retirement plans	$6,213	$6,060
Other	8,063	7,986
Total	$14,276	$14,046
D.    Business Combinations
We had no cash investments in businesses during the first three months of 2025. During the year ended December 31, 2024, our cash investments in businesses was $18,865 and debt issued, in the form of notes payable to the sellers, was $6,351. The results of operations of acquired business have been included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition.
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at March 29, 2025 and December 31, 2024 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
March 29, 2025
Fixed maturity:
United States Government and agency securities	$44,699	$740	$(16)	$45,423
Total available-for-sale debt securities	$44,699	$740	$(16)	$45,423

December 31, 2024
Fixed maturity:
United States Government and agency securities	$45,701	$565	$(86)	$46,180
Total available-for-sale debt securities	$45,701	$565	$(86)	$46,180
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets because they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $45,423 and $46,180 at March 29, 2025 and December 31, 2024, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
We held $14,221 and $21,218 in marketable equity securities as of March 29, 2025 and December 31, 2024, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at March 29, 2025 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$23,979	$24,296
One year through five years	20,720	21,127
Six years through ten years	—	—
After ten years	—	—
Total	$44,699	$45,423
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	March 29, 2025		December 31, 2024
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$43,714	$33,238	$43,713	$32,452
Employment-related	13,881	11,396	13,880	11,127
Tradenames	13,466	9,447	13,465	9,178
Amortized intangible assets	71,061	$54,081	71,058	$52,757
Less accumulated amortization	54,081		52,757
Identified intangible assets, net	$16,980		$18,301

Goodwill	$94,895		$94,879

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the three months ended March 29, 2025 and the year ended December 31, 2024 were as follows:

	Balance at January 1, 2025	Acquisitions	Translation and Other Adjustments	Balance at March 29, 2025
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	89,938	—	16	89,954
Total	$94,879	$—	$16	$94,895

	Balance at January 1, 2024	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2024
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	79,859	10,893	(814)	89,938
Total	$84,800	$10,893	$(814)	$94,879

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of March 29, 2025, was as follows:

Estimated Future Amortization Expense
Remaining nine months of 2025	$3,576
2026	4,063
2027	3,479
2028	2,684
2029	2,161
2030	808
Thereafter	209
$16,980
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,048. At March 29, 2025, we had $10,530 available under the lines of credit with $194 borrowings outstanding and $324 committed through issued letters of credit. Borrowings outstanding generally bear interest at the bank’s prime rate or Secured Overnight Financing Rate (“SOFR”) plus a margin adjustment of 1.86%.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
Our long-term debt consisted of the following:

	March 29, 2025	December 31, 2024
Revolving credit facility:
Swing-line borrowings	$29,577	$13,873
SOFR borrowings	225,000	200,000
	254,577	213,873
Senior unsecured notes:
3.99% Senior unsecured notes	40,000	40,000
4.00% Senior unsecured notes	20,000	20,000
6.19% Senior unsecured notes	75,000	75,000
	135,000	135,000
Term loans	48,508	59,063
	438,085	407,936
Less debt issuance costs	1,220	1,290
Less current portion	58,821	67,991
	$378,044	$338,655
Revolving Credit Facility--In July 2024, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in July 2029, permits borrowings, as defined, of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.25 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. As of March 29, 2025, we had unused commitments under the facility approximating $142,849, with $257,151 committed, consisting of borrowings of $254,577 and issued letters of credit of $2,574.
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
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. As the Company has previously issued notes with an aggregate amount outstanding of $135,000 under the Note Purchase and Shelf Agreement, as of March 29, 2025, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $115,000.
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
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to March 29, 2025 were as follows:

Amount
Remaining nine months of 2025	$58,686
2026	32,877
2027	46,945
2028	45,000
2029	254,577
$438,085
Accounts Receivable Securitization Facility--In July 2024, the Company amended its Accounts Receivable Securitization Facility (as amended, the “AR Securitization program”) to extend the scheduled termination date for an additional one year period, to July 20, 2025. In

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
addition to extending the termination date for another year, the amendment increased the limit of the AR Securitization program to $125,000 and provided that the lender may issue loans, in addition to letters of credit, under the AR Securitization program.
The AR Securitization program has a limit of $125,000, of which $97,104 was issued for letters of credit (“LCs”) and loans were issued in the amount of $25,000 as of both March 29, 2025 and December 31, 2024.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of March 29, 2025--to the bank in exchange for the bank issuing LCs.
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
Total Commitments Related to Issued Letters of Credit--As of March 29, 2025, total commitments related to issued LCs were $100,002, of which $2,574 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $324 were issued under short-term lines of credit. As of December 31, 2024, total commitments related to issued LCs were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $322 were issued under short-term lines of credit.
As of March 29, 2025, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
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

	Condensed Consolidated Balance Sheet Classification	March 29, 2025	December 31, 2024
Assets
Operating lease assets	Right-of-use assets - operating leases	$82,890	$90,516
Finance lease assets	Property and equipment, net	19,853	17,567
Total lease assets		$102,743	$108,083
Liabilities
Current operating lease liabilities	Other current liabilities	$34,153	$35,828
Non-current operating lease liabilities	Lease liabilities - operating leases	49,741	55,565
Total operating lease liabilities		83,894	91,393
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	6,117	5,457
Non-current finance lease liabilities	Lease liabilities - finance leases	13,892	12,221
Total finance lease liabilities		20,009	17,678
Total lease liabilities		$103,903	$109,071
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended
	Condensed Consolidated Statements of Operations Classification	March 29, 2025	March 30, 2024

Operating lease cost	Operating expense	$7,235	$5,934
Operating lease cost	Selling expense	2,800	2,648
Operating lease cost	General and administrative expense	278	261
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,591	1,419
Interest expense on lease liabilities	Interest expense	201	200
Other lease cost (1)	Operating expense	3,103	1,943
Other lease cost (1)	Selling expense	545	375
Other lease cost (1)	General and administrative expense	13	(42)
Total lease cost		$15,766	$12,738
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of March 29, 2025 was 3.3 years for operating leases and 3.9 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of March 29, 2025 were 4.32% for operating leases and 4.91% for finance leases.

Supplemental Cash Flow Information Related to Leases	Three Months Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10,885)	$(11,919)
Operating cash flows from finance leases	(201)	(200)
Financing cash flows from finance leases	(1,747)	(1,148)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,934	13,266
Finance leases	4,078	2,995

Maturity Analysis of Lease Liabilities	As of March 29, 2025
	Operating Leases	Finance Leases
Remaining nine months of 2025	$28,935	$5,204
2026	27,810	6,244
2027	16,566	4,232
2028	8,438	3,220
2029	4,090	1,701
2030	1,303	1,013
Thereafter	2,745	335
Total lease payments	89,887	21,949
Less interest	5,993	1,940
Total	$83,894	$20,009
I.    Stock-Based Compensation
Our shareholders approved the 2024 Omnibus Stock Plan (the “2024 Stock Plan”) at our annual meeting of shareholders on May 21, 2024. The 2024 Stock Plan replaced the expired 2014 Omnibus Stock Plan (the “2014 plan”) previously approved by the shareholders in 2014. The 2024 Stock Plan is administered by the Compensation Committee of the Board of Directors and has a term of ten years. All directors of the Company and employees of the Company and its subsidiaries are eligible to participate in the 2024 Stock Plan. The 2024 Stock Plan continues the maintenance of the Employee Stock Purchase Plan, as well as provisions for the grant of stock options and other stock-based incentives. The 2024 Stock Plan provides for the grant of five percent of the number of the Company’s common shares outstanding as of the first day of each fiscal year plus the number of common shares that were available for grant of awards, but not granted, in prior years. In no event, however, may the number of common shares available for the grant of awards in any fiscal year exceed ten percent of the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
common shares outstanding as of the first day of that fiscal year. Common shares subject to an award that is forfeited, terminated, or canceled without having been exercised are generally added back to the number of shares available for grant under the 2024 Stock Plan.
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Compensation expense, all share-based payment plans	$2,352	$1,907
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $577 being recognized for the three months ended March 29, 2025 and $487 for the three months ended March 30, 2024.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $20 for the three months ended March 29, 2025 and $39 for the three months ended March 30, 2024. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
Restricted Stock Units--During the three months ended March 29, 2025, the Compensation Committee awarded 88,450 PRSUs to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of March 29, 2025.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2025	767,832	$18.32
Granted	88,450	23.75
Forfeited	—	—
Vested	(387,934)	16.49
Unvested, March 29, 2025	468,348	$20.86	1.8 years	$5,650	$11,287
Employee PRSUs	434,870	$20.99	1.9 years	$5,414	$10,480
Nonemployee Director RSUs	33,478	$19.08	0.8 years	$236	$807
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $1,755 for the three months ended March 29, 2025 and $1,381 for the three months ended March 30, 2024.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Three Months Ended
	March 29, 2025	March 30, 2024
Volatility rate	9.4%	9.5%
Risk-free interest rate	4.0%	4.3%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended March 29, 2025.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2025	1,278,798	$9.56
Granted	—	—
Exercised	(24,286)	8.14
Forfeited	—	—
Outstanding, March 29, 2025	1,254,512	$9.59	2.8 years	$18,203

Exercisable, March 29, 2025	1,184,553	$9.44	2.7 years	$17,366
As of March 29, 2025, there was approximately $16 of unrecognized compensation cost related to stock options outstanding. The cost is expected to be recognized over a weighted-average period of 0.3 years. “Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the three months ended March 29, 2025 was 29.5%. Our actual effective tax rate was 54.3% and 51.3% for the three months ended March 29, 2025 and March 30, 2024, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net loss before tax in the first three months compared to the impact they will have on the rate for the full year.
As of March 29, 2025, we had unrecognized tax benefits of $2,149, of which $386 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $53. At December 31, 2024, we had unrecognized tax benefits of $2,126, of which $363 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $51. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2019. As of March 29, 2025, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended March 29, 2025 and March 30, 2024:

Three Months Ended March 29, 2025	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(6,881)	$10	$98	$(6,773)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$143	$—	$—	$143
Unrealized gain on available-for-sale securities	—	108	—	108
Tax effect	—	(23)	—	(23)
Net of tax amount	143	85	—	228
Balance at March 29, 2025	$(6,738)	$95	$98	$(6,545)

Three Months Ended March 30, 2024	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(4,922)	$92	$45	$(4,785)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(581)	$—	$—	$(581)
Unrealized loss on available-for-sale securities	—	(152)	—	(152)
Tax effect	—	16	—	16
Net of tax amount	(581)	(136)	—	(717)
Balance at March 30, 2024	$(5,503)	$(44)	$45	$(5,502)
There were no changes in defined benefit pension plans for either the three months ended March 29, 2025 or March 30, 2024. Changes in defined benefit pension plans are included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
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

	Three Months Ended
	March 29, 2025	March 30, 2024
Income available to common shareholders:
Net loss	$(3,258)	$(2,275)

Weighted-average shares (in thousands):
Basic:
Outstanding	40,584	41,517
Partially-paid share subscriptions	287	315
Basic weighted-average shares	40,871	41,832

Diluted:
Diluted weighted-average shares	40,871	41,832

Net loss per share--basic and diluted	$(.08)	$(.05)

Antidilutive amounts excluded from calculation:
Exercise of stock subscription purchase rights	92	72
Exercise of stock options and awards	1,423	1,802
The potentially dilutive shares were excluded from the calculation of diluted net loss per share for the three months ended March 29, 2025 and March 30, 2024 because their effect would have been anti-dilutive.
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended March 29, 2025 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2025	32,360,648	8,114,134	40,474,782
Shares purchased	(350,183)	(17,646)	(367,829)
Shares sold	220	154,426	154,646
Stock subscription offering -- cash purchases	10,943	—	10,943
Options and awards exercised	382,636	—	382,636
Shares outstanding at March 29, 2025	32,404,264	8,250,914	40,655,178

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
On March 29, 2025, we had 40,655,178 common and redeemable shares outstanding, employee options exercisable to purchase 1,184,553 common shares, partially-paid subscriptions for 1,149,550 common shares and purchase rights outstanding for 401,623 common shares.
2022 Subscription Offering
Beginning April 2022, the Company offered to eligible employees and nonemployee directors the right to subscribe to a maximum of $2,666,667 common shares of the Company (including shares that may be issued upon the exercise of stock rights) at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company’s Board of Directors. The offering period ended on August 1, 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share.
Participants in the subscription offering who purchased common shares for an aggregate purchase price of less than $5 were required to pay with cash. All participants (excluding Company directors and officers) purchasing common shares for an aggregate purchase price of $5 or more had an option to finance their purchase through a down-payment of at least 10% of the total purchase price and a promissory note with a term of seven years for the balance due with interest at the greater of 2.00% or the applicable federal rate in effect as of August 1, 2022, which was 3.15%. Payments on the promissory note can be made either by payroll deductions or annual lump-sum payments of both principal and interest. Common shares purchased in the offering were pledged as security for the payment of the promissory note, and the common shares will not be issued until the promissory note is paid-in-full. Dividends will be paid on all subscribed shares, subject to forfeiture to the extent that payment is not ultimately made for the shares.
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
March 29, 2025
(Amounts in thousands, except share data)
All other operating activities, including research, technical support and laboratory diagnostic facilities, are included in “All Other,” which does not meet the definition of a reportable segment.
Measurement of Segment Profit and Loss and Segment Assets--Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, Patrick M. Covey. The CODM evaluates performance and allocates resources based primarily on revenue and income from operations, which includes reviews of year-over-year changes in both revenues and operating income as well as changes from internal forecasts and budgets for each segment. Since our revenue is primarily dependent on people and equipment, the CODM reviews significant cost components for each segment such as payroll expense, equipment and fuel expense, and subcontractor expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that (a) we compute and recognize depreciation expense for our segments only by the straight-line method and (b) state income taxes are allocated to the segments. Corporate expenses are substantially allocated among the operating segments, but the nature of expenses allocated may differ from year-to-year. There are no intersegment revenues. Segment assets are those generated or directly used by each segment, and include accounts receivable, operating supplies, and property and equipment.
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended March 29, 2025
Revenues	$255,107	$179,130	$434,237	$599		$434,836
Less:
Payroll expense	108,044	75,210
Equipment and fuel expense	17,239	13,933
Subcontractor expense	27,924	24,608
Other segment expenses (a)	83,316	69,841		10,960
Income (loss) from operations, reportable segments	$18,584	$(4,462)	$14,122	$(10,361)		$3,761
Unallocated costs (b)						(5,345)
Loss from operations						(1,584)
Interest expense						(4,382)
Interest income						552
Other income (expense), net						(1,716)
Loss before income taxes						$(7,130)

Segment assets, total	$386,588	$399,772	$786,360	$612,140	(c)	$1,398,500

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended March 30, 2024
Revenues	$241,336	$162,850	$404,186	$623		$404,809
Less:
Payroll expense	104,316	68,620
Equipment and fuel expense	16,616	13,348
Subcontractor expense	25,651	18,276
Other segment expenses (a)	81,443	65,211		8,154
Income (loss) from operations, reportable segments	$13,310	$(2,605)	$10,705	$(7,531)		$3,174
Unallocated costs (b)						(2,940)
Income from operations						234
Interest expense						(4,067)
Interest income						526
Other income (expense), net						(1,364)
Loss before income taxes						$(4,671)

Segment assets, total	$369,416	$377,319	$746,735	$534,935	(c)	$1,281,670
Reconciling adjustments from segment reporting to condensed consolidated external financial reporting includes unallocated corporate items:
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
Disaggregation of Revenue
The following tables disaggregate our revenue for the three months ended March 29, 2025 and March 30, 2024 by major sources:

Three Months Ended March 29, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$164,796	$86,259	$(389)	$250,666
Grounds maintenance	—	39,409	—	39,409
Storm damage services	18,457	17,578	—	36,035
Consulting and other	71,854	35,884	988	108,726
Total revenues	$255,107	$179,130	$599	$434,836

Geography:
United States	$244,442	$170,685	$599	$415,726
Canada	10,665	8,445	—	19,110
Total revenues	$255,107	$179,130	$599	$434,836

Three Months Ended March 30, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$149,419	$82,752	$(480)	$231,691
Grounds maintenance	—	32,745	—	32,745
Storm damage services	4,932	2,737	—	7,669
Consulting and other	86,985	44,616	1,103	132,704
Total revenues	$241,336	$162,850	$623	$404,809

Geography:
United States	$228,007	$153,449	$623	$382,079
Canada	13,329	9,401	—	22,730
Total revenues	$241,336	$162,850	$623	$404,809

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $1,325 of revenue for the three months ended March 29, 2025, that was included in the contract liability balance at December 31, 2024 and $1,201 of revenue for the three months ended March 30, 2024, that was included in the contract liability balance at December 31, 2023. Net contract liabilities consisted of the following:

	March 29, 2025	December 31, 2024
Contract liabilities - current	$6,049	$3,756
Contract liabilities - noncurrent	4,598	4,655
Net contract liabilities	$10,647	$8,411
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at March 29, 2025 were as follows:

		Fair Value Measurements at March 29, 2025 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at March 29, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$3,000	$3,000	$—	$—
Certificates of deposits, noncurrent	500	500	—	—
Available-for-sale debt securities:
United States Government and agency securities	45,423	45,423	—	—
Total available-for-sale debt securities	45,423	45,423	—	—
Marketable equity securities:
Mutual funds	12,564	12,564	—	—
Exchange traded funds	1,657	1,657	—	—
Total marketable equity securities	14,221	14,221	—	—
Liabilities:
Deferred compensation	$1,583	$—	$—	$1,583
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2024 were as follows:

		Fair Value Measurements at December 31, 2024 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,750	$2,750	$—	$—
Certificates of deposits, noncurrent	750	750	—	—
Available-for-sale debt securities:
United States Government and agency securities	46,180	46,180	—	—
Total available-for-sale debt securities	46,180	46,180	—	—
Marketable equity securities:
Mutual funds	19,491	19,491	—	—
Exchange traded funds	1,727	1,727	—	—
Total marketable equity securities	21,218	21,218	—	—
Liabilities:
Deferred compensation	$1,482	$—	$—	$1,482
The assets invested for self-insurance are certificates of deposit, bonds, mutual funds and exchange traded funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of the deferred compensation--classified as Level 3--is based on the value of the Company's common shares, determined by independent valuation.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
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
The peer group at March 29, 2025 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
Management has evaluated the classification of the common shares and determined that due to significant unobservable inputs used in the independent stock valuation, the shares are categorized as Level 3 investments.
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

	March 29, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$45,423	$45,423	$46,180	$46,180
Marketable equity securities	14,221	14,221	21,218	21,218

Liabilities:
Revolving credit facility, noncurrent	$254,577	$254,577	$213,873	$213,873
Senior unsecured notes, noncurrent	120,000	119,860	120,000	117,486
Term loans, noncurrent	4,687	4,738	6,072	6,065
Total	$379,264	$379,175	$339,945	$337,424
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
March 29, 2025
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
March 29, 2025
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
March 29, 2025
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
March 29, 2025
(Amounts in thousands, except share data)
Atlas burn location. On July 26, 2023, based on a joint request by the parties, the Court vacated the October 2, 2023 Atlas trial date and reset the Atlas trial for February 26, 2024, which has been vacated.
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date was continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the December 4, 2024 trial date, or thereafter, as convenient to the court. The Walker trial date was later set for February 18, 2025. The Walker trial date was then continued to July 14, 2025 and a mandatory settlement conference has been set for July 3, 2025.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance recoverable within our Condensed Consolidated Balance Sheet as of March 29, 2025.
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2025
(Amounts in thousands, except share data)
beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $1,859 and $2,018 as of March 29, 2025 and December 31, 2024, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $196,988 and $193,533 as of March 29, 2025 and December 31, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $198,847 and $195,551 as of March 29, 2025 and December 31, 2024, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government has recently announced a series of additional tariffs on goods imported into the United States, which prompted retaliatory tariffs from other countries. Incremental tariffs and changed trade policies did not have a significant impact on our financial results for the first quarter of 2025, but could adversely impact our results in the future. As a result of the U.S. tariffs, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. While we are implementing measures to mitigate these potential impacts, we are continuing to evaluate these factors and their potential effects on our profitability for the remainder of fiscal 2025.
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

Index
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

	Three Months Ended
	March 29, 2025	March 30, 2024	Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	68.1	69.4	(1.3)
Selling	18.7	17.3	1.4
General and administrative	9.3	9.5	(.2)
Depreciation and amortization	4.3	4.0	.3
Gain on sale of assets, net	—	(.3)	.3

(Loss) Income from operations	(.4)	.1	(.5)

Other income (expense):
Interest expense	(1.0)	(1.0)	—
Interest income	.1	.1	—
Other, net	(.4)	(.3)	(.1)

Loss before income taxes	(1.6)	(1.2)	(.4)

Income tax benefit	(.9)	(.6)	(.3)

Net loss	(.7)%	(.6)%	(.1)%

Index
First Three Months—Three Months Ended March 29, 2025 Compared to Three Months Ended March 30, 2024
Our results of operations for the three months ended March 29, 2025 compared to the three months ended March 30, 2024 were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024	Change	Percentage Change
Revenues	$434,836	$404,809	$30,027	7.4%

Costs and expenses:
Operating	295,932	280,779	15,153	5.4
Selling	81,353	69,976	11,377	16.3
General and administrative	40,600	38,491	2,109	5.5
Depreciation and amortization	18,568	16,408	2,160	13.2
Gain on sale of assets, net	(33)	(1,079)	1,046	(96.9)
	436,420	404,575	31,845	7.9

(Loss) Income from operations	(1,584)	234	(1,818)	(776.9)
Other income (expense):
Interest expense	(4,382)	(4,067)	(315)	7.7
Interest income	552	526	26	4.9
Other, net	(1,716)	(1,364)	(352)	25.8

Loss before income taxes	(7,130)	(4,671)	(2,459)	52.6

Income tax benefit	(3,872)	(2,396)	(1,476)	61.6

Net loss	$(3,258)	$(2,275)	$(983)	43.2%
Revenues--Revenues of $434,836 increased $30,027 compared with $404,809 in the first three months of 2024. Utility Services increased $13,771 or 5.7% compared with the first three months of 2024. The increase was primarily attributable to new accounts, as well as increased work year-over-year on accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $16,280 or 10.0% compared with the first three months of 2024. Increases were primarily in tree and plant care revenue, grounds maintenance revenue and storm damage service and were partially offset by a decrease in consulting and other services.
Operating Expenses--Operating expenses of $295,932 increased $15,153 compared with the first three months of 2024 but, as a percentage of revenue, decreased to 68.1% from 69.4%. Utility Services increased $5,326 or 2.9% compared with the first three months of 2024 but, as a percentage of revenue, decreased to 74.1% from 76.0%. The increase was attributable to increases in labor and benefits expense and subcontractor expense, which were partially offset by decreases in equipment expense and travel expense. Residential and Commercial Services increased $8,724 or 8.9% compared with the first three months of 2024 but, as a percentage of revenue, decreased to 59.7% from 60.2%. The increase was primarily attributable to increases in labor and benefits expense, material expense and subcontractor expense.
Fuel costs of $11,172 decreased $121, or 1.1%, from the $11,293 incurred in the first three months of 2024 and impacted operating expenses within all segments. The $121 decrease included usage increases approximating $866 and price decreases approximating $987.

Index
Selling Expenses--Selling expenses of $81,353 increased $11,377 compared with the first three months of 2024 and, as a percentage of revenue, increased to 18.7% from 17.3%. Utility Services increased $3,062 or 11.1% compared to the first three months of 2024 and, as a percentage of revenue, increased to 12.0% from 11.5%. The increase was primarily attributable to increases in field management wages, advertising, professional services and field management travel expense. Residential and Commercial Services experienced an increase of $8,481 or 19.5% compared to the first three months of 2024 and, as a percentage of revenue, increased to 29.0% from 26.7%. The increase was primarily attributable to an increase in field management wages.
General and Administrative Expenses--General and administrative expenses of $40,600 increased $2,109 from $38,491 in the first three months of 2024. The increase was primarily attributable to increases in salary and incentive expense and professional services.
Depreciation and Amortization Expense--Depreciation and amortization expense of $18,568 increased $2,160 from $16,408 incurred in the first three months of 2024, which was primarily attributable to an increase in purchasing certain trucks rather than leasing them.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $33 for the first three months of 2025 decreased $1,046 from the $1,079 gain in the first three months of 2024. We sold fewer units of equipment at a lower average gain per unit during the first three months of 2025 as compared with the first three months of 2024.
Interest Expense--Interest expense of $4,382 increased $315 from the $4,067 incurred in the first three months of 2024. The increase was attributable to higher average borrowing and increased interest rates during the first three months of 2025, as compared with the first three months of 2024.
Other, Net--Other expense, net, of $1,716 increased $352 from the $1,364 expense incurred in the first three months of 2024 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Tax Benefit--Income tax benefit for the first three months of 2025 was $3,872, as compared to $2,396 for the first three months of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The actual effective tax rate for the first three months of 2025 was 54.3%. Our actual effective tax rate for the first three months of 2024 was 51.3%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net loss before tax in the first three months compared to the impact they will have on the rate for the full year.
Net Loss--Net loss of $3,258 for the first three months of 2025 was $983 more than the net loss of $2,275 for the first three months of 2024.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash provided by (used in):
Operating activities	$(4,391)	$23,121
Investing activities	(26,420)	(35,298)
Financing activities	25,049	16,248
Effect of exchange rate changes on cash	35	(42)
(Decrease) Increase in cash	$(5,727)	$4,029
Cash (Used In) Provided By Operating Activities--Cash used in operating activities was $4,391 for the first three months of 2025, a change of $27,512 when compared to the first three months of 2024. The $27,512 decrease in operating cash flow was primarily attributable to the change of $10,566 related to accounts receivable, the change of $11,705 related to self-insurance accruals, the change of $4,246 related to mitigation credit inventories and the change of $4,765 related to prepaid expenses, a $1,887 difference in the change in accounts payable and accrued expenses.
Overall, accounts receivable decreased $4,388 during the first three months of 2025, as compared to a decrease of $14,954 during the first three months of 2024. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2025 increased by 8 days to 82 days, when compared to 74 days at the end of the first three months of 2024. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Accounts payable and accrued expenses decreased $18,913 in the first three months of 2025, a change of $1,887 compared to the $20,800 decrease in the first three months of 2024. The change was primarily related to compensation which was offset by the timing of estimated income tax payments. Self-insurance accruals decreased $6,359 in the first three months of 2025, which is a change of $11,705 from the increase of $5,346 experienced in the first three months of 2024. The decrease in the first three months of 2025 was attributable to the settlement of claims.
Mitigation bank credit inventory increased $497 in the first three months of 2025, a change of $4,246 compared to the decrease of $3,749 in the first three months of 2024. Mitigation bank credit inventory levels are affected by the timing of credit inventory sales. This service involves the creation of mitigation credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Prepaid expenses decreased $8,769 in the first three months of 2025, a change of $4,765 compared to the $13,534 decrease in the first three months of 2024. The change was primarily related to prepaid insurance premiums and cloud computing costs.
Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2025 was $26,420, a $8,878 decrease when compared to the first three months of 2024. The decrease was primarily the result of decreases in capital expenditures for equipment

Index
of $7,799 and an increase in net proceeds from sale of marketable securities of $6,755, which was partially offset by an increase in capital expenditures for land and buildings of $5,010.
Cash Provided By Financing Activities--Cash provided by financing activities was $25,049 during the first three months of 2025, an increase of $8,801 as compared with the $16,248 provided during the first three months of 2024. During the first three months of 2025, our revolving credit facility, net provided $40,703 in cash as compared with $27,041 provided during the first three months of 2024. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable decreased $10,638 during the first three months of 2025, a change of $3,328 when compared to the $7,310 decrease in the first three months of 2024. Treasury share transactions (purchases and sales) used $2,225 for the first three months of 2025, $960 less than the $1,265 used in the first three months of 2024. Dividends paid of $1,044 during the first three months of 2025 decreased $26 as compared with $1,070 paid in the first three months of 2024.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $75 and $133 during the three months ended March 29, 2025 and March 30, 2024, respectively. Share repurchases, other than redeemable common shares, approximated $8,781 and $8,400 during the three months ended March 29, 2025 and March 30, 2024, respectively.
Contractual Obligations Summary and Commercial Commitments
As of March 29, 2025, total commitments related to issued letters of credit were $100,002, of which $2,574 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $324 were issued under short-term lines of credit. As of December 31, 2024, total commitments related to issued letters of credit were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $322 were issued under short-term lines of credit.
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2025 through 2033. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At March 29, 2025, we had working capital of $233,746, availability under short-term lines of credit approximating $10,530 and $142,849 available under our revolving credit facility.

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
As discussed in our 2024 Annual Report, we believe that our policies related to revenue recognition, the allowance for credit losses, stock valuation and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily with Utility customers; allowance for credit losses; and self-insurance accruals. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies have not changed materially from those discussed in our 2024 Annual Report.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of high inflation or fluctuating interest rates, tariffs and other trade barriers and restrictions, instability in the global banking system, geopolitical conditions, the possibility of an economic recession, or public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and the possibility that increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, and recent volatility arising from the effects of the Russia-Ukraine conflict and the Israel-

Index
Hamas war; disruptions, delays or price increases within our supply chain (including tariffs); our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, or in third-party information systems upon which we rely, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; widespread outages, interruptions or other failures of operational, communication and other systems; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of the Russia-Ukraine conflict and the Israel-Hamas war, supply chain shortages and disruptions, fluctuating interest rates, labor shortages and inflationary cost pressures, impacts of tariffs and other trade barriers and restrictions, among other factors, potentially limiting our access to capital; the impact of U.S. trade tensions, including increased tariffs and retaliatory measures imposed by foreign governments; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in “Part I - Item 1A. Risk Factors” of our 2024 Annual Report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
While we have experienced inflationary pressures during 2025, there have been no material changes in our reported market risks or risk management policies since the filing of our 2024 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2025.
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

Index
accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index
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
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date was continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the December 4, 2024 trial date, or thereafter, as convenient to the court. The Walker trial date was later set for February 18, 2025. The Walker trial date was then continued to July 14, 2025 and a mandatory settlement conference has been set for July 3, 2025.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance recoverable within our Condensed Consolidated Balance Sheet as of March 29, 2025.
Item 1A.Risk Factors.
Our 2024 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2024 Annual Report during the three months ended March 29, 2025, except as set forth below.
Changes in trade policies, including tariffs, could cause adverse impacts to our business.
In first three months of 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While certain of such tariffs have been paused, ultimately trade policy decisions are outside of our control and may have consequences for our business. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us. Even though we primarily sell our services to U.S. customers and our suppliers are primarily domestic, we still rely on imported materials, components, or finished goods, and if tariffs increase, our supply chain costs may rise, adversely affecting our business, results of operations and cash flows. Additionally, retaliatory measures, or prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, which could also adversely affect our business, results of operations and cash flows. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2025
January 1 to January 25	5,000	$22.80	—	2,280,037
January 26 to February 23	1,718	22.80	—	2,280,037
February 24 to March 29	361,111	24.10	—	2,280,037
Total First Quarter	367,829	24.08	—

Total Year-to-Date	367,829	$24.08	—

(1) During the three months ended March 29, 2025, the Company purchased 367,829 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 2,280,037 remained available under the program, as of March 29, 2025. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended March 29, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	May 6, 2025	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	May 6, 2025	By:	/s/ Thea R. Sears
Thea R. Sears
Senior Vice President and Controller
(Principal Accounting Officer)