Form 10-Q
period 2025-06-28
DAVEY TREE EXPERT CO
filed 2025-08-05
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 40,268,504 Common Shares, $.50 par value per share, outstanding as of August 1, 2025. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
June 28, 2025

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income (Loss)			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	9
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	9
	D	—	Business Combinations	11
	E	—	Marketable Securities	11
	F	—	Identified Intangible Assets and Goodwill, Net	12
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	13
	H	—	Leases	17
	I	—	Stock-Based Compensation	18
	J	—	Income Taxes	21
	K	—	Accumulated Other Comprehensive Income (Loss)	21
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	24
	M	—	Operations by Business Segment	25
	N	—	Revenue Recognition	28
	O	—	Fair Value Measurements and Financial Instruments	30
	P	—	Commitments and Contingencies	33
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			38
	Results of Operations			39
	Liquidity and Capital Resources			43
	Cash Flow Summary			44
	Contractual Obligations Summary and Commercial Commitments			45
	Capital Resources			45
	Critical Accounting Policies and Estimates			46
	Note Regarding Forward-Looking Statements			46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			47

Item 4.	Controls and Procedures			47

Part II.	Other Information			48

Item 1.	Legal Proceedings			48

Item 1A.	Risk Factors			51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			52

Item 5.	Other Information			53

Item 6.	Exhibits			53

Exhibit Index				54

Signatures				55

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	June 28, 2025	December 31, 2024
Assets
Current assets:
Cash	$20,151	$17,471
Accounts receivable, net	424,314	397,077
Operating supplies	19,736	15,995
Other current assets	82,014	108,410
Total current assets	546,215	538,953
Property and equipment, net	441,943	400,661
Right-of-use assets - operating leases	78,342	90,516
Marketable securities and other investments	41,957	41,686
Insurance receivable	211,958	209,351
Other assets	13,216	13,204
Intangible assets, net	15,695	18,301
Goodwill	95,015	94,879
Total assets	$1,444,341	$1,407,551
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$58,000	$57,560
Accrued expenses	91,711	96,860
Current portion of long-term debt and finance lease liabilities	56,371	73,448
Other current liabilities	88,862	94,613
Total current liabilities	294,944	322,481
Long-term debt	397,695	338,655
Lease liabilities - finance leases	17,399	12,221
Lease liabilities - operating leases	46,408	55,565
Self-insurance accruals	86,002	86,092
Litigation accruals	211,958	209,351
Other noncurrent liabilities	14,213	14,046
Total liabilities	1,068,619	1,038,411
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 7,959 and 8,114 shares at redemption value as of June 28, 2025 and December 31, 2024	202,957	195,551
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,868 and 77,713 shares issued and outstanding before deducting treasury shares and which excludes 7,959 and 8,114 shares subject to redemption as of June 28, 2025 and December 31, 2024	38,934	38,857
Additional paid-in capital	237,176	225,846
Common shares subscribed, unissued	20,514	21,100
Retained earnings	391,829	375,525
Accumulated other comprehensive loss	(5,505)	(6,773)
	682,948	654,555
Less: Cost of common shares held in treasury; 45,562 shares at June 28, 2025 and 45,353 shares at December 31, 2024	498,313	468,132
Common shares subscription receivable	11,870	12,834
Total common shareholders' equity	172,765	173,589
Total liabilities and shareholders' equity	$1,444,341	$1,407,551

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$512,445	$481,654	$947,281	$886,463

Costs and expenses:
Operating	321,321	300,306	617,253	581,085
Selling	85,603	81,511	166,956	151,487
General and administrative	39,036	37,370	79,636	75,861
Depreciation and amortization	19,333	17,371	37,901	33,779
Gain on sale of assets, net	(1,982)	(1,382)	(2,015)	(2,461)
Total costs and expenses	463,311	435,176	899,731	839,751

Income from operations	49,134	46,478	47,550	46,712

Other income (expense):
Interest expense	(4,980)	(5,222)	(9,362)	(9,289)
Interest income	756	998	1,308	1,524
Other, net	424	(2,169)	(1,292)	(3,533)

Income before income taxes	45,334	40,085	38,204	35,414

Income taxes	12,564	10,365	8,692	7,969

Net income	$32,770	$29,720	$29,512	$27,445

Net income per share:
Basic	$.81	$.72	$.72	$.65
Diluted	$.78	$.68	$.69	$.63

Weighted-average shares outstanding:
Basic	40,584	41,414	41,009	41,922
Diluted	42,224	43,388	42,586	43,846

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$32,770	$29,720	$29,512	$27,445
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains (losses)	1,024	(245)	1,167	(826)
Unrealized gain (loss) on available-for-sale securities	16	(29)	101	(165)

Other comprehensive income (loss), net of tax	1,040	(274)	1,268	(991)

Comprehensive income	$33,810	$29,446	$30,780	$26,454

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at March 30, 2025	$38,788	$221,872	$20,810	$371,223	$(6,545)	$(471,443)	$(12,394)	$162,311
Net income	—	—	—	32,770	—	—	—	32,770
Change in 401KSOP and ESOP related shares	146	6,887	—	(11,143)	—	—	—	(4,110)
Shares sold to employees	—	9,649	—	—	—	9,077	—	18,726
Options exercised	—	1,009	—	—	—	5,060	—	6,069
Subscription shares	—	104	(296)	—	—	154	524	486
Stock-based compensation	—	(2,345)	—	—	—	—	—	(2,345)
Dividends, $.025 per share	—	—	—	(1,021)	—	—	—	(1,021)
Other comprehensive income	—	—	—	—	1,040	—	—	1,040
Shares purchased	—	—	—	—	—	(41,161)	—	(41,161)
Balances at June 28, 2025	$38,934	$237,176	$20,514	$391,829	$(5,505)	$(498,313)	$(11,870)	$172,765

Balances at January 1, 2025	$38,857	$225,846	$21,100	$375,525	$(6,773)	$(468,132)	$(12,834)	$173,589
Net income	—	—	—	29,512	—	—	—	29,512
Change in 401KSOP and ESOP related shares	77	3,659	—	(11,143)	—	—	—	(7,407)
Shares sold to employees	—	11,599	—	—	—	10,573	—	22,172
Options exercised	—	(90)	—	—	—	8,996	—	8,906
Subscription shares	—	189	(586)	—	—	267	964	834
Stock-based compensation	—	(4,027)	—	—	—	—	—	(4,027)
Dividends, $.050 per share	—	—	—	(2,065)	—	—	—	(2,065)
Other comprehensive income	—	—	—	—	1,268	—	—	1,268
Shares purchased	—	—	—	—	—	(50,017)	—	(50,017)
Balances at June 28, 2025	$38,934	$237,176	$20,514	$391,829	$(5,505)	$(498,313)	$(11,870)	$172,765

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at March 31, 2024	$39,161	$195,482	$22,796	$327,091	$(5,502)	$(420,097)	$(16,376)	$142,555
Net income	—	—	—	29,720	—	—	—	29,720
Change in 401KSOP and ESOP related shares	(404)	7,763	—	(4,988)	—	—	—	2,371
Shares sold to employees	—	7,504	—	—	—	6,762	—	14,266
Options exercised	—	445	—	—	—	4,931	—	5,376
Subscription shares	—	125	(755)	—	—	149	824	343
Stock-based compensation	—	(513)	—	—	—	—	—	(513)
Dividends, $.025 per share	—	—	—	(1,044)	—	—	—	(1,044)
Other comprehensive loss	—	—	—	—	(274)	—	—	(274)
Shares purchased	—	—	—	—	—	(31,544)	—	(31,544)
Balances at June 29, 2024	$38,757	$210,806	$22,041	$350,779	$(5,776)	$(439,799)	$(15,552)	$161,256

Balances at January 1, 2024	$39,308	$197,962	$22,832	$330,436	$(4,785)	$(416,616)	$(16,663)	$152,474
Net income	—	—	—	27,445	—	—	—	27,445
Change in 401KSOP and ESOP related shares	(551)	4,673	—	(4,988)	—	—	—	(866)
Shares sold to employees	—	9,601	—	—	—	8,330	—	17,931
Options exercised	—	296	—	—	—	8,397	—	8,693
Subscription shares	—	143	(791)	—	—	167	1,111	630
Stock-based compensation	—	(1,869)	—	—	—	—	—	(1,869)
Dividends $.050 per share	—	—	—	(2,114)	—	—	—	(2,114)
Other comprehensive loss	—	—	—	—	(991)	—	—	(991)
Shares purchased	—	—	—	—	—	(40,077)	—	(40,077)
Balances at June 29, 2024	$38,757	$210,806	$22,041	$350,779	$(5,776)	$(439,799)	$(15,552)	$161,256

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Operating activities
Net Income	$29,512	$27,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,901	33,779
Other	(449)	852
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(26,160)	(10,377)
Accounts payable and accrued expenses	(3,210)	(3,506)
Self-insurance accruals	(2,845)	7,486
Prepaid expenses	20,139	21,719
Mitigation bank credit inventory	(1,977)	907
Income taxes receivable	(441)	—
Other, net	(9,118)	(1,047)
	13,840	49,813
Net cash provided by operating activities	43,352	77,258
Investing activities
Capital expenditures:
Equipment	(46,887)	(54,694)
Land and buildings	(22,030)	(16,344)
Purchases of businesses, net of cash acquired and debt incurred	—	(16,120)
Proceeds from sales of property and equipment	3,650	5,669
Purchases of marketable securities	(21,308)	(16,475)
Proceeds from sale of marketable securities	29,258	11,694
Net cash used in investing activities	(57,317)	(86,270)
Financing activities
Revolving credit facility borrowings	405,766	399,460
Revolving credit facility payments	(343,428)	(346,818)
Purchase of common shares for treasury	(50,017)	(40,077)
Sale of common shares from treasury	31,910	26,921
Dividends paid	(2,064)	(2,114)
Proceeds from notes payable	18,531	36,157
Payments of notes payable	(40,743)	(56,214)
Payments of finance leases	(3,507)	(2,924)
Net cash provided by financing activities	16,448	14,391
Effect of exchange rate changes on cash	197	(61)
Increase in cash	2,680	5,318
Cash, beginning of period	17,471	11,070
Cash, end of period	$20,151	$16,388
Supplemental cash flow information follows:
Interest paid	$13,729	$11,658
Income taxes paid	8,801	4,641

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended June 28, 2025 is referred to as the second quarter of 2025, and the fiscal quarter ended June 29, 2024 is referred to as the second quarter of 2024.
Recent Accounting Guidance
Accounting Standards not yet Adopted
Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures--In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company will adopt this guidance prospectively for the period ending December 31, 2025, and it will impact only its disclosures, with no impacts to financial condition or results of operations.
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
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and six months ended June 28, 2025 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. The seasonality of our business traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	June 28, 2025	December 31, 2024
Accounts receivable	$306,333	$286,796
Unbilled receivables (1)	125,191	116,491
	431,524	403,287
Less allowances for credit losses	7,210	6,210
Accounts receivable, net	$424,314	$397,077
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

Other current assets	June 28, 2025	December 31, 2024
Refundable income taxes	$532	$91
Prepaid expenses	19,479	39,517
Mitigation bank credit inventory	31,292	29,315
Assets invested for self-insurance	21,389	29,212
Payroll taxes refundable	7,855	10,131
Other	1,467	144
Total	$82,014	$108,410

Property and equipment, net	June 28, 2025	December 31, 2024
Land and land improvements	$31,449	$30,041
Buildings and leasehold improvements	164,425	141,445
Equipment	771,776	741,098
	967,650	912,584
Less accumulated depreciation	525,707	511,923
Total	$441,943	$400,661

Other assets, noncurrent	June 28, 2025	December 31, 2024
Investment--cost-method affiliate	$1,406	$1,406
Deferred income taxes	3,753	3,780
Cloud computing arrangements	274	191
Other	7,783	7,827
Total	$13,216	$13,204

Accrued expenses	June 28, 2025	December 31, 2024
Employee compensation	$38,682	$46,197
Accrued compensated absences	16,977	16,175
Self-insured medical claims	2,472	2,359
Income tax payable	4,227	3,948
Customer advances, deposits	3,658	1,449
Taxes, other than income	13,501	10,497
Other	12,194	16,235
Total	$91,711	$96,860

Other current liabilities	June 28, 2025	December 31, 2024
Notes payable	$37	$276
Current portion of:
Lease liability-operating leases	33,066	35,828
Self-insurance accruals	55,759	58,509
Total	$88,862	$94,613

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)

Other noncurrent liabilities	June 28, 2025	December 31, 2024
Non-qualified retirement plans	$5,390	$6,060
Other	8,823	7,986
Total	$14,213	$14,046
D.    Business Combinations
We had no cash investments in businesses during the first six months of 2025. During the year ended December 31, 2024, our cash investments in businesses were $18,865 and debt issued, in the form of notes payable to the sellers, was $6,351. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. Results of operations of acquired business are included in the condensed consolidated statements of operations beginning as of the effective dates of acquisition.
Subsequent to June 28, 2025 and through August 5, 2025, we acquired a business for approximately $6,840 with debt issued of $675 and no liabilities assumed. The acquired company is in our Residential and Commercial segment and is located in Pennsylvania. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at June 28, 2025 and December 31, 2024 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
June 28, 2025
Fixed maturity:
United States Government and agency securities	$38,700	$761	$(49)	$39,412
Total available-for-sale debt securities	$38,700	$761	$(49)	$39,412

December 31, 2024
Fixed maturity:
United States Government and agency securities	$45,701	$565	$(86)	$46,180
Total available-for-sale debt securities	$45,701	$565	$(86)	$46,180
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets because they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $39,412 and $46,180 at June 28, 2025 and December 31, 2024, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes,

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held $20,934 and $21,218 in marketable equity securities as of June 28, 2025 and December 31, 2024, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at June 28, 2025 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$18,232	$18,379
One year through five years	20,468	21,033
Six years through ten years	—	—
After ten years	—	—
Total	$38,700	$39,412
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	June 28, 2025		December 31, 2024
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$43,729	$34,027	$43,713	$32,452
Employment-related	13,882	11,648	13,880	11,127
Tradenames	13,471	9,712	13,465	9,178
Amortized intangible assets	71,082	$55,387	71,058	$52,757
Less accumulated amortization	55,387		52,757
Identified intangible assets, net	$15,695		$18,301

Goodwill	$95,015		$94,879

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the six months ended June 28, 2025 and the year ended December 31, 2024 were as follows:

	Balance at January 1, 2025	Acquisitions	Translation and Other Adjustments	Balance at June 28, 2025
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	89,938	—	136	90,074
Total	$94,879	$—	$136	$95,015

	Balance at January 1, 2024	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2024
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	79,859	10,893	(814)	89,938
Total	$84,800	$10,893	$(814)	$94,879

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of June 28, 2025, was as follows:

Estimated Future Amortization Expense
Remaining six months of 2025	$2,280
2026	4,068
2027	3,483
2028	2,687
2029	2,163
2030	809
Thereafter	205
$15,695
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,098. At June 28, 2025, we had $10,722 available under the lines of credit with $37 borrowings outstanding and $339 committed through issued letters of credit. Borrowings outstanding generally bear interest at the bank’s prime rate or Secured Overnight Financing Rate (“SOFR”) plus a margin adjustment of 1.86%.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
Our long-term debt consisted of the following:

	June 28, 2025	December 31, 2024
Revolving credit facility:
Swing-line borrowings	$11,232	$13,873
SOFR borrowings	265,000	200,000
	276,232	213,873
Senior unsecured notes:
3.99% Senior unsecured notes	40,000	40,000
4.00% Senior unsecured notes	20,000	20,000
6.19% Senior unsecured notes	75,000	75,000
	135,000	135,000
Term loans	37,100	59,063
	448,332	407,936
Less debt issuance costs	1,169	1,290
Less current portion	49,468	67,991
	$397,695	$338,655
Revolving Credit Facility--In July 2024, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in July 2029, permits borrowings, as defined, of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.25 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. As of June 28, 2025, we had unused commitments under the facility approximating $121,393, with $278,607 committed, consisting of borrowings of $276,232 and issued letters of credit of $2,375. In May 2025, the Company further amended its revolving credit facility with its existing bank group to, among other things, allow for certain intercompany advances among the Company and its subsidiaries.
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
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. As the Company has previously issued notes with an aggregate amount outstanding of $135,000 under the Note Purchase and Shelf Agreement, as of June 28, 2025, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $115,000. In May 2025, the Company further amended its Note Purchase and Shelf Agreement with its existing purchasers to, among other things, allow for certain intercompany advances among the Company and its subsidiaries.
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
6.19% Senior Unsecured Notes--On November 28, 2023, we issued 6.19% Senior Notes, Series C (the “6.19% Senior Notes”) pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $75,000. The 6.19% Senior Notes are due November 28, 2028. The 6.19% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable quarterly and three annual principal payments commence on November 28, 2026.
The net proceeds of all senior notes were used to pay down borrowings under our revolving credit facility.
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to June 28, 2025 were as follows:

Amount
Remaining six months of 2025	$46,017
2026	34,121
2027	46,962
2028	45,000
2029	276,232
$448,332

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
Accounts Receivable Securitization Facility--In July 2024, the Company amended its Accounts Receivable Securitization Facility (as amended, the “AR Securitization program”) to extend the scheduled termination date for an additional period of one year, to July 20, 2025. In addition to extending the termination date for another year, the amendment increased the limit of the AR Securitization program to $125,000 and provided that the lender may issue loans, in addition to letters of credit, under the AR Securitization program.
The AR Securitization program has a limit of $125,000, of which $97,104 was issued for letters of credit (“LCs”) and loans were issued in the amount of $25,000 as of both June 28, 2025 and December 31, 2024.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of June 28, 2025--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an unused LC fee, payable monthly, equal to (i) .35% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is greater than or equal to 50% of the facility limit and (ii) .45% per annum for each day on which the sum of the total LCs outstanding plus any outstanding reimbursement obligations is less than 50% of the facility limit. If an LC is drawn and the bank is not immediately reimbursed in full for the drawn amount, any outstanding reimbursement obligation will accrue interest at a per annum rate equal to the term SOFR, plus .10% or, in certain circumstances, a base rate equal to the greatest of (i) the bank’s prime rate, (ii) the federal funds rate plus .50% and (iii) 1.00% above the daily one-month SOFR plus .10% and, following any default, 2.00% plus the greater of (a) the term SOFR plus .10% and (b) a base rate equal to the greatest of (i), (ii) and (iii) above.
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
In July 2025, the Company amended its AR Securitization program to, among other things, extend the scheduled termination date for an additional one-year period, to July 17, 2026, and increased the AR Securitization facility limit to $175,000. In addition, certain subsidiaries of the Company entered into a joinder agreement, pursuant to which such subsidiaries agreed to serve as originators of receivables under the AR Securitization program.
Total Commitments Related to Issued Letters of Credit--As of June 28, 2025, total commitments related to issued LCs were $99,818, of which $2,375 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $339 were issued under short-term lines of credit. As of December 31, 2024, total commitments related to issued LCs were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $322 were issued under short-term lines of credit.
As of June 28, 2025, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
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

	Condensed Consolidated Balance Sheet Classification	June 28, 2025	December 31, 2024
Assets
Operating lease assets	Right-of-use assets - operating leases	$78,342	$90,516
Finance lease assets	Property and equipment, net	23,921	17,567
Total lease assets		$102,263	$108,083
Liabilities
Current operating lease liabilities	Other current liabilities	$33,066	$35,828
Non-current operating lease liabilities	Lease liabilities - operating leases	46,408	55,565
Total operating lease liabilities		79,474	91,393
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	6,903	5,457
Non-current finance lease liabilities	Lease liabilities - finance leases	17,399	12,221
Total finance lease liabilities		24,302	17,678
Total lease liabilities		$103,776	$109,071
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Six Months Ended
	Condensed Consolidated Statements of Operations Classification	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	Operating expense	$6,780	$11,057	$14,015	$16,991
Operating lease cost	Selling expense	2,818	2,627	5,618	5,275
Operating lease cost	General and administrative expense	267	277	545	538
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,846	1,517	3,437	2,936
Interest expense on lease liabilities	Interest expense	260	212	461	412
Other lease cost (1)	Operating expense	3,309	2,028	6,412	3,971
Other lease cost (1)	Selling expense	496	400	1,041	775
Other lease cost (1)	General and administrative expense	8	72	21	30
Total lease cost		$15,784	$18,190	$31,550	$30,928
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of June 28, 2025 was 3.2 years for operating leases and 4.3 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of June 28, 2025 were 4.25% for operating leases and 5.06% for finance leases.

Supplemental Cash Flow Information Related to Leases	Six Months Ended
	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(21,318)	$(23,713)
Operating cash flows from finance leases	(461)	(413)
Financing cash flows from finance leases	(3,507)	(2,924)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,849	18,407
Finance leases	10,155	5,251

Maturity Analysis of Lease Liabilities	As of June 28, 2025
	Operating Leases	Finance Leases
Remaining six months of 2025	$19,534	$4,059
2026	29,268	7,460
2027	17,802	5,419
2028	9,250	4,324
2029	4,718	2,668
2030	1,528	1,911
Thereafter	2,895	1,181
Total lease payments	84,995	27,022
Less interest	5,521	2,720
Total	$79,474	$24,302
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
June 28, 2025
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Compensation expense, all share-based payment plans	$2,077	$3,220	$4,429	$5,127
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $1,184 being recognized for the six months ended June 28, 2025 and $1,015 for the six months ended June 29, 2024.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $36 for the six months ended June 28, 2025 and $53 for the six months ended June 29, 2024. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
Restricted Stock Units--During the six months ended June 28, 2025, the Compensation Committee awarded 266,255 PRSUs to certain management employees and 10,704 RSUs to non-employee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of June 28, 2025.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2025	767,832	$18.32
Granted	276,959	23.80
Forfeited	(750)	21.74
Vested	(436,368)	16.89
Unvested, June 28, 2025	607,673	$21.83	2.0 years	$8,672	$14,645
Employee PRSUs	576,085	$21.87	2.1 years	$8,241	$13,884
Non-employee Director RSUs	31,588	$21.16	1.9 years	$431	$761
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $3,209 for the six months ended June 28, 2025 and $4,059 for the six months ended June 29, 2024.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Six Months Ended
	June 28, 2025	June 29, 2024
Volatility rate	9.4%	9.5%
Risk-free interest rate	3.9%	4.6%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended June 28, 2025.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2025	1,278,798	$9.56
Granted	—	—
Exercised	(227,290)	8.52
Forfeited	(66,350)	7.53
Outstanding, June 28, 2025	985,158	$9.93	3.0 years	$13,960

Exercisable, June 28, 2025	985,158	$9.93	3.0 years	$13,960
As of June 28, 2025, compensation cost related to stock options outstanding has been fully recognized.
“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the six months ended June 28, 2025 was 27.5%. Our actual effective tax rate was 27.7% and 25.9% for the three months ended June 28, 2025 and June 29, 2024, respectively. Our actual effective tax rate was 22.8% and 22.5% for the six months ended June 28, 2025 and June 29, 2024, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net loss before tax in the first six months compared to the impact they will have on the rate for the full year.
As of June 28, 2025, we had unrecognized tax benefits of $2,171, of which $408 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $56. At December 31, 2024, we had unrecognized tax benefits of $2,126, of which $363 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $51. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2020. As of June 28, 2025, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
Subsequent to June 28, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14” (“H.R. 1”) on July 4, 2025, commonly referred to as the “One Big Beautiful Bill Act.” Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and we continue to evaluate the impacts the new legislation will have on our condensed consolidated financial statements. As a result of the enactment of H.R. 1, we anticipate an impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures. We do not expect any material change to our ongoing tax rate as a result of this legislation.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and six months ended June 28, 2025 and June 29, 2024:

Three Months Ended June 28, 2025	Foreign Currency Translation Adjustments	Available for Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2025	$(6,738)	$95	$98	$(6,545)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$1,024	$—	$—	$1,024
Unrealized gain on available-for-sale securities	—	20	—	20
Tax effect	—	(4)	—	(4)
Net of tax amount	1,024	16	—	1,040
Balance at June 28, 2025	$(5,714)	$111	$98	$(5,505)

Three Months Ended June 29, 2024	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 30, 2024	$(5,503)	$(44)	$45	$(5,502)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(245)	$—	$—	$(245)
Unrealized loss on available-for-sale securities	—	(55)	—	(55)
Tax effect	—	26	—	26
Net of tax amount	(245)	(29)	—	(274)
Balance at June 29, 2024	$(5,748)	$(73)	$45	$(5,776)

Six Months Ended June 28, 2025	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(6,881)	$10	$98	$(6,773)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$1,167	$—	$—	$1,167
Unrealized gain on available-for-sale securities	—	128	—	128
Tax effect	—	(27)	—	(27)
Net of tax amount	1,167	101	—	1,268
Balance at June 28, 2025	$(5,714)	$111	$98	$(5,505)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)

Six Months Ended June 29, 2024	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(4,922)	$92	$45	$(4,785)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(826)	$—	$—	$(826)
Unrealized loss on available-for-sale securities	—	(207)	—	(207)
Tax effect	—	42	—	42
Net of tax amount	(826)	(165)	—	(991)
Balance at June 29, 2024	$(5,748)	$(73)	$45	$(5,776)
There were no changes in defined benefit pension plans for either the three and six months ended June 28, 2025 or June 29, 2024. Changes in defined benefit pension plans are included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
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

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income available to common shareholders:
Net income	$32,770	$29,720	$29,512	$27,445

Weighted-average shares (in thousands):
Basic:
Outstanding	40,301	41,110	40,443	41,313
Partially-paid share subscriptions	283	304	566	609
Basic weighted-average shares	40,584	41,414	41,009	41,922

Diluted:
Basic from above	40,584	41,414	41,009	41,922
Incremental shares from assumed:
Exercise of stock subscription purchase rights	92	71	92	72
Exercise of stock options and awards	1,548	1,903	1,485	1,852
Diluted weighted-average shares	42,224	43,388	42,586	43,846

Net income per share:
Basic	$.81	$.72	$.72	$.65

Diluted	$.78	$.68	$.69	$.63

Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended June 28, 2025 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2025	32,360,648	8,114,134	40,474,782
Shares purchased	(1,528,068)	(497,020)	(2,025,088)
Shares sold	637,561	341,961	979,522
Stock subscription offering -- cash purchases	23,632	—	23,632
Options and awards exercised	812,644	—	812,644
Shares outstanding at June 28, 2025	32,306,417	7,959,075	40,265,492

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
On June 28, 2025, we had 40,265,492 common and redeemable shares outstanding, employee options exercisable to purchase 985,158 common shares, partially-paid subscriptions for 1,133,150 common shares and purchase rights outstanding for 398,024 common shares. The partially-paid subscriptions and stock purchase rights are what remains of the 2022 Subscription Offering discussed further below.
2022 Subscription Offering
Beginning April 2022, the Company offered to eligible employees and non-employee directors the right to subscribe to a maximum of 2,666,667 common shares of the Company (including shares that may be issued upon the exercise of stock rights) at $18.10 per share in accordance with the provisions of The Davey Tree Expert Company 2014 Omnibus Stock Plan and the rules of the Compensation Committee of the Company’s Board of Directors. The offering period ended on August 1, 2022 and resulted in the subscription of 1,476,250 common shares for $26,720 at $18.10 per share.
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
June 28, 2025
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
Measurement of Segment Profit and Loss and Segment Assets--Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, Patrick M. Covey. The CODM evaluates performance and allocates resources based primarily on revenue and income from operations, which includes reviews of year-over-year changes in both revenues and operating income as well as changes from internal forecasts and budgets for each segment. Since our revenue is primarily dependent on people and equipment, the CODM reviews significant cost components for each segment such as payroll expense, equipment and fuel expense, and subcontractor expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that (a) we compute and recognize depreciation expense for our segments only by the straight-line method, and (b) state income taxes are allocated to the segments. Corporate expenses are substantially allocated among the operating segments, but the nature of expenses allocated may differ from year-to-year. There are no intersegment revenues. Segment assets are those generated or directly used by each segment, and include accounts receivable, operating supplies, and property and equipment.
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended June 28, 2025
Revenues	$266,896	$244,924	$511,820	$625		$512,445
Less:
Payroll expense	112,821	93,519
Equipment and fuel expense	18,392	15,481
Subcontractor expense	24,059	13,858
Other segment expenses (a)	89,400	85,161		6,828
Income (loss) from operations, reportable segments	22,224	36,905	59,129	(6,203)		52,926
Unallocated costs (b)						(3,792)
Income from operations						49,134
Interest expense						(4,980)
Interest income						756
Other income (expense), net						424
Income before income taxes						$45,334

Segment assets, total	$393,771	$434,141	$827,912	$616,429	(c)	$1,444,341

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended June 29, 2024
Revenues	$253,860	$226,516	$480,376	$1,278		$481,654
Less:
Payroll expense	108,348	87,420
Equipment and fuel expense	17,101	14,010
Subcontractor expense	21,499	12,692
Other segment expenses (a)	85,743	75,636		8,070
Income (loss) from operations, reportable segments	21,169	36,758	57,927	(6,792)		51,135
Unallocated costs (b)						(4,657)
Income from operations						46,478
Interest expense						(5,222)
Interest income						998
Other income (expense), net						(2,169)
Income before income taxes						$40,085

Segment assets, total	$375,697	$413,460	$789,157	$547,301	(c)	$1,336,458

Six Months Ended June 28, 2025
Revenues	$522,003	$424,054	$946,057	$1,224		$947,281
Less:
Payroll expense	220,865	168,729
Equipment and fuel expense	35,631	29,414
Subcontractor expense	51,983	38,466
Other segment expenses (a)	172,716	155,002		17,788
Income (loss) from operations, reportable segments	$40,808	$32,443	$73,251	$(16,564)		$56,687
Unallocated costs (b)						(9,137)
Income from operations						47,550
Interest expense						(9,362)
Interest income						1,308
Other income (expense), net						(1,292)
Income before income taxes						$38,204

Segment assets, total	$393,771	$434,141	$827,912	$616,429	(c)	$1,444,341

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Six Months Ended June 29, 2024
Revenues	$495,196	$389,366	$884,562	$1,901		$886,463
Less:
Payroll expense	212,664	156,040
Equipment and fuel expense	33,717	27,358
Subcontractor expense	47,150	30,968
Other segment expenses (a)	167,186	140,847		16,224
Income (loss) from operations, reportable segments	$34,479	$34,153	$68,632	$(14,323)		$54,309
Unallocated costs (b)						(7,597)
Income from operations						46,712
Interest expense						(9,289)
Interest income						1,524
Other income (expense), net						(3,533)
Income before income taxes						$35,414

Segment assets, total	$375,697	$413,460	$789,157	$547,301	(c)	$1,336,458
Reconciling adjustments from segment reporting to condensed consolidated external financial reporting includes unallocated corporate items:
(a)Other segment expenses include occupancy costs, travel, insurance, depreciation and amortization, selling expenses and all other operating expenses.
(b)Unallocated costs include unallocated corporate expenses.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and six months ended June 28, 2025 and June 29, 2024 by major sources:

Three Months Ended June 28, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$167,410	$129,829	$(395)	$296,844
Grounds maintenance	—	69,253	—	69,253
Storm damage services	13,342	5,609	—	18,951
Consulting and other	86,144	40,233	1,020	127,397
Total revenues	$266,896	$244,924	$625	$512,445

Geography:
United States	$251,298	$228,061	$625	$479,984
Canada	15,598	16,863	—	32,461
Total revenues	$266,896	$244,924	$625	$512,445

Three Months Ended June 29, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$161,037	$119,664	$254	$280,955
Grounds maintenance	—	65,691	—	65,691
Storm damage services	4,278	2,955	—	7,233
Consulting and other	88,545	38,206	1,024	127,775
Total revenues	$253,860	$226,516	$1,278	$481,654

Geography:
United States	$240,039	$212,827	$1,278	$454,144
Canada	13,821	13,689	—	27,510
Total revenues	$253,860	$226,516	$1,278	$481,654

Six Months Ended June 28, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$332,206	$216,088	$(785)	$547,509
Grounds maintenance	—	108,662	—	108,662
Storm damage services	31,799	23,188	—	54,987
Consulting and other	157,998	76,116	2,009	236,123
Total revenues	$522,003	$424,054	$1,224	$947,281

Geography:
United States	$495,740	$398,746	$1,224	$895,710
Canada	26,263	25,308	—	51,571
Total revenues	$522,003	$424,054	$1,224	$947,281

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)

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
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $752 and $2,077 of revenue for the three and six months ended June 28, 2025, that was included in the contract liability balance at December 31, 2024 and $688 and $1,889 of revenue for the three and six months ended June 29, 2024, that was included in the contract liability balance at December 31, 2023. Net contract liabilities consisted of the following:

	June 28, 2025	December 31, 2024
Contract liabilities - current	$5,660	$3,756
Contract liabilities - noncurrent	4,810	4,655
Net contract liabilities	$10,470	$8,411
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
June 28, 2025
(Amounts in thousands, except share data)
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Our assets and liabilities measured at fair value on a recurring basis at June 28, 2025 were as follows:

		Fair Value Measurements at June 28, 2025 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at June 28, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$3,000	$3,000	$—	$—
Available-for-sale debt securities:
United States Government and agency securities	39,412	39,412	—	—
Total available-for-sale debt securities	39,412	39,412	—	—
Marketable equity securities:
Mutual funds	13,141	13,141	—	—
Exchange traded funds	7,793	7,793	—	—
Total marketable equity securities	20,934	20,934	—	—
Liabilities:
Deferred compensation	$830	$—	$—	$830
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2024 were as follows:

		Fair Value Measurements at December 31, 2024 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Certificates of deposits, current	$2,750	$2,750	$—	$—
Certificates of deposits, noncurrent	750	750	—	—
Available-for-sale debt securities:
United States Government and agency securities	46,180	46,180	—	—
Total available-for-sale debt securities	46,180	46,180	—	—
Marketable equity securities:
Mutual funds	19,491	19,491	—	—
Exchange traded funds	1,727	1,727	—	—
Total marketable equity securities	21,218	21,218	—	—
Liabilities:
Deferred compensation	$1,482	$—	$—	$1,482

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
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
The peer group at June 28, 2025 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
Management has evaluated the classification of the common shares and determined that due to significant unobservable inputs used in the independent stock valuation, the shares are categorized as Level c3 investments.
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

	June 28, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$39,412	$39,412	$46,180	$46,180
Marketable equity securities	20,934	20,934	21,218	21,218

Liabilities:
Revolving credit facility, noncurrent	$276,232	$276,232	$213,873	$213,873
Senior unsecured notes, noncurrent	120,000	120,726	120,000	117,486
Term loans, noncurrent	2,633	2,681	6,072	6,065
Total	$398,865	$399,639	$339,945	$337,424
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
June 28, 2025
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
June 28, 2025
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
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree was the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date was set for June 2, 2025. The trial was held and eight days later, on June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351. The jury also apportioned fault between the Company and the Plaintiff, and specifically apportioned 90% of the fault to the Company and 10% of the fault to the Plaintiff’s Decedent. On June 23, 2025, based on the jury’s findings and Georgia law, the Court entered a verdict against the Company in the amount of $4,906, which the Company has fully accrued for as of June 28, 2025. On July 9, 2025, Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2025
(Amounts in thousands, except share data)
Notwithstanding the Verdict. The Company also filed its own Motion Notwithstanding the Verdict on July 23, 2025. The Company is currently evaluating all its post-trial options, including any appeal of the verdict.
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
The Company and Wolf Tree have denied all liability and are vigorously defending against all allegations and claims in the Federal Court civil case.
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
June 28, 2025
(Amounts in thousands, except share data)
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
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date was continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the December 4, 2024 trial date, or thereafter, as convenient to the court. The Walker trial date was later set for February 18, 2025. The Walker trial date was then continued to July 14, 2025 and later reset for October 6, 2025. On July 31, 2025, the Court vacated the trial date and set a status conference date for April 17, 2026.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance recoverable within our Condensed Consolidated Balance Sheet as of June 28, 2025.
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
June 28, 2025
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $8,162 and $2,018 as of June 28, 2025 and December 31, 2024, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $194,795 and $193,533 as of June 28, 2025 and December 31, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $202,957 and $195,551 as of June 28, 2025 and December 31, 2024, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Recent Trends
Our business continues to be impacted by a number of macro-economic factors. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe and the Middle East have only exacerbated an already difficult operating environment. These factors, combined with higher interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.
We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government has recently announced a series of additional tariffs on goods imported into the United States, which prompted retaliatory tariffs from other countries. Incremental tariffs and changed trade policies did not have a significant impact on our financial results for the first half of 2025, but could adversely impact our results in the future. As a result of the U.S. tariffs, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. While we are implementing measures to mitigate these potential impacts, we are continuing to evaluate these factors and their potential effects on our profitability for the remainder of fiscal 2025.
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

	Three Months Ended			Six Months Ended
	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	62.7	62.4	.3	65.2	65.5	(.3)
Selling	16.7	16.9	(.2)	17.6	17.1	.5
General and administrative	7.6	7.8	(.2)	8.4	8.6	(.2)
Depreciation and amortization	3.8	3.6	.2	4.0	3.7	.3
Gain on sale of assets, net	(.4)	(.3)	(.1)	(.2)	(.3)	.1

Income from operations	9.6	9.6	—	5.0	5.3	(.3)

Other income (expense):
Interest expense	(1.0)	(1.1)	.1	(1.0)	(1.0)	—
Interest income	.1	.2	(.1)	.1	.2	(.1)
Other, net	.1	(.4)	.5	(.1)	(.5)	.4

Income before income taxes	8.8	8.3	.5	4.0	4.0	—

Income taxes	2.4	2.2	.2	.9	.9	—

Net income	6.4%	6.1%	.3%	3.1%	3.1%	—%

Index
Second Quarter—Three Months Ended June 28, 2025 Compared to Three Months Ended June 29, 2024
Our results of operations for the three months ended June 28, 2025 compared to the three months ended June 29, 2024 were as follows:

	Three Months Ended
	June 28, 2025	June 29, 2024	Change	Percentage Change
Revenues	$512,445	$481,654	$30,791	6.4%

Costs and expenses:
Operating	321,321	300,306	21,015	7.0
Selling	85,603	81,511	4,092	5.0
General and administrative	39,036	37,370	1,666	4.5
Depreciation and amortization	19,333	17,371	1,962	11.3
Gain on sale of assets, net	(1,982)	(1,382)	(600)	43.4
	463,311	435,176	28,135	6.5

Income from operations	49,134	46,478	2,656	5.7
Other income (expense):
Interest expense	(4,980)	(5,222)	242	(4.6)
Interest income	756	998	(242)	(24.2)
Other, net	424	(2,169)	2,593	(119.5)

Income before income taxes	45,334	40,085	5,249	13.1

Income taxes	12,564	10,365	2,199	21.2

Net income	$32,770	$29,720	$3,050	10.3%
Revenues--Revenues of $512,445 increased $30,791 compared with $481,654 in the second quarter of 2024. Utility Services increased $13,036 or 5.1% compared with the second quarter of 2024. The increase was attributable to new accounts as well as increased work year-over-year and price increases on existing accounts. Residential and Commercial Services increased $18,408 or 8.1% from the second quarter of 2024. Increases were primarily in grounds maintenance revenue and tree and plant care revenues, partially resulting from weather-related deferrals of liquid service work from the first quarter of 2025 to the second quarter of 2025.
Operating Expenses--Operating expenses of $321,321 increased $21,015 compared with the second quarter of 2024. Utility Services increased $10,567 or 5.7% compared with the second quarter of 2024 and, as a percentage of revenue, increased to 73.7% from 73.4%. The increase was attributable to additional expenses for labor and benefits expenses, subcontractor expense and materials expenses. Residential and Commercial Services increased $11,069 or 9.8% compared with the second quarter of 2024 and, as a percentage of revenue, increased to 50.7% from 49.9%. The increase was attributable to increases in labor and benefits expenses, equipment expenses, subcontracting expense and materials expense.
Fuel costs of $12,792 decreased $664, or 4.9%, from the $13,456 incurred in the second quarter of 2024 and impacted operating expenses within all segments. The $664 decrease included usage increases approximating $51 and price decreases approximating $715.

Index
Selling Expenses--Selling expenses of $85,603 increased $4,092 compared with the second quarter of 2024 but, as a percentage of revenue, decreased to 16.7% from 16.9%. Utility Services decreased $963 or 3.3% compared to the second quarter of 2024 and, as a percentage of revenue, decreased to 10.7% from 11.6%. The decrease was primarily attributable to decreases in wages and benefits expenses and professional services expenses. Residential and Commercial Services increased $5,349 or 10.1% from the second quarter of 2024 and, as a percentage of revenue, increased to 23.8% from 23.4%. The increase was primarily attributable to increases in wages and benefits expenses, advertising expenses and office rent expense.
General and Administrative Expenses--General and administrative expenses of $39,036 increased $1,666 from $37,370 in the second quarter of 2024. The increase was primarily attributable to increases in salary and benefits expense, and advertising expenses which were partially offset by a decrease in professional services expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $19,333 increased $1,962 from $17,371 incurred in the second quarter of 2024 which was primarily attributable to an increased mix of purchased equipment compared to leased equipment along with depreciation on our corporate office expansion.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $1,982 for the second quarter of 2025 increased $600 from the $1,382 gain in the second quarter of 2024. We sold fewer units of equipment but at a higher average gain per unit in the second quarter of 2025 as compared with the second quarter of 2024.
Interest Expense--Interest expense of $4,980 decreased $242 from the $5,222 incurred in the second quarter of 2024. The decrease was attributable to increased interest capitalization on capital projects partially offset by higher average borrowing during the second quarter of 2025, as compared with the second quarter of 2024.
Other, Net--Other expense, net, of $424 decreased $2,593 from the $2,169 of other expense incurred in the second quarter of 2024 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Taxes--Income taxes for the second quarter of 2025 were $12,564, as compared to $10,365 for the second quarter of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the second quarter of 2025 was 27.7% as compared with the second quarter of 2024 effective tax rate of 25.9%.
Net Income--Net income of $32,770 for the second quarter of 2025 was $3,050 more than the $29,720 of net income for the second quarter of 2024.

Index
Six Months—Six Months Ended June 28, 2025 Compared to Six Months Ended June 29, 2024
Our results of operations for the six months ended June 28, 2025 compared to the six months ended June 29, 2024 were as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024	Change	Percentage Change
Revenues	$947,281	$886,463	$60,818	6.9%

Costs and expenses:
Operating	617,253	581,085	36,168	6.2
Selling	166,956	151,487	15,469	10.2
General and administrative	79,636	75,861	3,775	5.0
Depreciation and amortization	37,901	33,779	4,122	12.2
Gain on sale of assets, net	(2,015)	(2,461)	446	(18.1)
	899,731	839,751	59,980	7.1

Income from operations	47,550	46,712	838	1.8
Other income (expense):
Interest expense	(9,362)	(9,289)	(73)	.8
Interest income	1,308	1,524	(216)	(14.2)
Other, net	(1,292)	(3,533)	2,241	(63.4)

Income before income taxes	38,204	35,414	2,790	7.9

Income taxes	8,692	7,969	723	9.1

Net income	$29,512	$27,445	$2,067	7.5%
Revenues--Revenues of $947,281 increased $60,818 compared with $886,463 in the first six months of 2024. Utility Services increased $26,807 or 5.4% compared with the first six months of 2024. The increase was primarily attributable to new accounts, as well as increased work year-over-year on accounts and price increases on existing accounts within both our U.S. and Canadian operations. Residential and Commercial Services increased $34,688 or 8.9% compared with the first six months of 2024. Increases were primarily in tree and plant care revenue, grounds maintenance revenue and storm damage service and were partially offset by a decrease in consulting and other services.
Operating Expenses--Operating expenses of $617,253 increased $36,168 compared with the first six months of 2024 but, as a percentage of revenue, decreased to 65.2% from 65.5%. Utility Services increased $15,893 or 4.3% compared with the first six months of 2024 but, as a percentage of revenue, decreased to 73.9% from 74.7%. The increase was attributable to increases in labor and benefits expense, subcontractor expenses and materials expenses. Residential and Commercial Services increased $19,793 or 9.4% compared with the first six months of 2024 and, as a percentage of revenue, increased to 54.5% from 54.2%. The increase was primarily attributable to increases in labor and benefits expense, subcontractor expenses and materials expenses.
Fuel costs of $23,964 decreased $785, or 3.2%, from the $24,749 incurred in the first six months of 2024 and impacted operating expenses within all segments. The $785 decrease included usage increases approximating $917 and price decreases approximating $1,702.

Index
Selling Expenses--Selling expenses of $166,956 increased $15,469 compared with the first six months of 2024 and, as a percentage of revenue, increased to 17.6% from 17.1%. Utility Services increased $2,099 or 3.7% compared to the first six months of 2024 but, as a percentage of revenue, decreased to 11.4% from 11.5%. The increase was primarily attributable to increases in wages and benefits expenses, partially offset by decreases in professional services expenses. Residential and Commercial Services experienced an increase of $13,830 or 14.3% compared to the first six months of 2024 and, as a percentage of revenue, increased to 26.0% from 24.8%. The increase was primarily attributable to an increase in wages and benefits expenses, advertising expenses, office rent expense and professional services expenses.
General and Administrative Expenses--General and administrative expenses of $79,636 increased $3,775 from $75,861 in the first six months of 2024. The increase was primarily attributable to increases in salary and incentive expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $37,901 increased $4,122 from $33,779 incurred in the first six months of 2024, which was primarily attributable to an increased mix of purchased equipment compared to leased equipment along with depreciation on our corporate office expansion.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,015 for the first six months of 2025 decreased $446 from the $2,461 gain in the first six months of 2024. We sold fewer units of equipment during the first six months of 2025 as compared with the first six months of 2024.
Interest Expense--Interest expense of $9,362 increased $73 from the $9,289 incurred in the first six months of 2024. The increase was attributable to higher average borrowing partially offset by increased interest capitalization on capital projects during the first six months of 2025, as compared with the first six months of 2024.
Other, Net--Other expense, net, of $1,292 decreased $2,241 from the $3,533 expense incurred in the first six months of 2024 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency translation adjustments.
Income Taxes--Income taxes for the first six months of 2025 was $8,692, as compared to $7,969 for the first six months of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The actual effective tax rate for the first six months of 2025 was 22.8%. Our actual effective tax rate for the first six months of 2024 was 22.5%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first six months compared to the impact they will have on the rate for the full year.
Net Income--Net income of $29,512 for the first six months of 2025 was $2,067 more than the net income of $27,445 for the first six months of 2024.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the six months ended June 28, 2025 and June 29, 2024 were as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash provided by (used in):
Operating activities	$43,352	$77,258
Investing activities	(57,317)	(86,270)
Financing activities	16,448	14,391
Effect of exchange rate changes on cash	197	(61)
Increase in cash	$2,680	$5,318
Cash Provided By Operating Activities--Cash provided by operating activities was $43,352 for the first six months of 2025, a change of $33,906 when compared to the first six months of 2024. The $33,906 decrease in operating cash flow was primarily attributable to the change of $15,783 related to accounts receivable, the change of $10,331 related to self-insurance accruals, the change of $8,071 in other operating assets and liabilities, the change of $2,884 related to mitigation credit inventories, the change of $1,580 related to prepaid expenses, a $296 difference in the change in accounts payable and accrued expenses.
Overall, accounts receivable increased $26,160 during the first six months of 2025, as compared to an increase of $10,377 during the first six months of 2024. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2025 increased by 6 days to 76 days, when compared to 70 days at the end of the first six months of 2024. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Accounts payable and accrued expenses decreased $3,210 in the first six months of 2025, a change of $296 compared to the $3,506 decrease in the first six months of 2024. The change was primarily related to accounts payable which was partially offset by the timing of medical claims and estimated income tax payments. Self-insurance accruals decreased $2,845 in the first six months of 2025, which is a change of $10,331 from the increase of $7,486 experienced in the first six months of 2024. The decrease in the first six months of 2025 was attributable to the settlement of claims.
Mitigation bank credit inventory increased $1,977 in the first six months of 2025, a change of $2,884 compared to the decrease of $907 in the first six months of 2024. Mitigation bank credit inventory levels are affected by the timing of credit inventory sales. This service involves the creation of mitigation credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Prepaid expenses decreased $20,139 in the first six months of 2025, a change of $1,580 compared to the $21,719 decrease in the first six months of 2024. The change was primarily related to cloud computing costs.
Other operating assets and liabilities, net used cash of $9,118 in the first six months of 2025, or $8,071 more than the $1,047 of cash used in the first six months of 2024. The change was primarily related to a lower amount of payroll taxes refundable collected in the first half of 2025 compared to the amount collected in the first half of 2024.

Index
Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2025 was $57,317, a $28,953 decrease when compared to the first six months of 2024. The decrease was primarily the result of a decrease in capital expenditures for equipment of $7,807, a decrease in purchases of businesses of $16,120 and an increase in net proceeds from sale of marketable securities of $12,731, which was partially offset by an increase in capital expenditures for land and buildings of $5,686.
Cash Provided By Financing Activities--Cash provided by financing activities was $16,448 during the first six months of 2025, an increase of $2,057 as compared with the $14,391 provided during the first six months of 2024. During the first six months of 2025, our revolving credit facility, net provided $62,338 in cash as compared with $52,642 provided during the first six months of 2024. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable decreased $22,212 during the first six months of 2025, a change of $2,155 when compared to the $20,057 decrease in the first six months of 2024. Treasury share transactions (purchases and sales) used $18,107 for the first six months of 2025, $4,951 more than the $13,156 used in the first six months of 2024. Dividends paid of $2,064 during the first six months of 2025 decreased $50 as compared with $2,114 paid in the first six months of 2024.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $14,688 and $11,746 during the six months ended June 28, 2025 and June 29, 2024, respectively. Share repurchases, other than redeemable common shares, approximated $35,329 and $28,331 during the six months ended June 28, 2025 and June 29, 2024, respectively.
Contractual Obligations Summary and Commercial Commitments
As of June 28, 2025, total commitments related to issued letters of credit were $99,818, of which $2,375 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $339 were issued under short-term lines of credit. As of December 31, 2024, total commitments related to issued letters of credit were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $322 were issued under short-term lines of credit. For more information, see “Part I - Item 1 - Note G, Short and Long-Term Debt and Commitments Related to Letters of Credit.”
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2025 through 2033. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We

Index
continually review our existing sources of financing and evaluate alternatives. At June 28, 2025, we had working capital of $251,271, availability under short-term lines of credit approximating $10,722 and $121,393 available under our revolving credit facility.
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

Index
payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, and volatility arising from the effects of the Russia-Ukraine conflict and conflicts in the Middle East; disruptions, delays or price increases within our supply chain (including tariffs); our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, or in third-party information systems upon which we rely, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; widespread outages, interruptions or other failures of operational, communication and other systems; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of the Russia-Ukraine conflict and conflicts in the Middle East, supply chain shortages and disruptions, fluctuating interest rates, labor shortages and inflationary cost pressures, impacts of tariffs and other trade barriers and restrictions, among other factors, potentially limiting our access to capital; the impact of U.S. trade tensions, including increased tariffs and retaliatory measures imposed by foreign governments; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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

Index
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree was the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for

Index
Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date was set for June 2, 2025. The trial was held and eight days later, on June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100,000, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351,312. The jury also apportioned fault between the Company and the Plaintiff, and specifically apportioned 90% of the fault to the Company and 10% of the fault to the Plaintiff’s Decedent. On June 23, 2025, based on the jury’s findings and Georgia law, the Court entered a verdict against the Company in the amount of $4,906,180, which the Company has fully accrued for as of June 28, 2025. On July 9, 2025, Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. The Company also filed its own Motion Notwithstanding the Verdict on July 23, 2025. The Company is currently evaluating all its post-trial options, including any appeal of the verdict.
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
The Company and Wolf Tree have denied all liability and are vigorously defending against all allegations and claims in the Federal Court civil case.
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
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Patrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date was continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the December 4, 2024 trial date, or thereafter, as convenient to the court. The Walker trial date was later set for February 18, 2025. The Walker trial date was then continued to July 14, 2025 and later reset for October 6, 2025. On July 31, 2025, the Court vacated the trial date and set a status conference date for April 17, 2026.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance recoverable within our Condensed Consolidated Balance Sheet as of June 28, 2025.
Item 1A.Risk Factors.
Our 2024 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2024 Annual Report during the six months ended June 28, 2025, except as set forth below.
Changes in U.S. trade policy and the impact of tariffs may impact our customers, our industry, and our business.
Changes in U.S. trade policy and the impact of tariffs may continue to adversely impact our customers, our industry and our business. Even though we primarily sell our services to U.S. customers and our suppliers are primarily domestic, we still rely on imported materials, components, or finished goods. The U.S. government has made significant changes in U.S. trade policy, including the imposition of a baseline tariff on product imports from almost all countries and the potential for individualized higher tariffs on certain other countries. Certain foreign governments either have taken or are threatening to take retaliatory actions in response. Tariffs or other trade restrictions

Index
may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown. These tariffs or other trade restrictions, including corresponding actions taken by other countries in response to U.S. governmental actions or continuing uncertainty around the timing or scale of tariffs, could decrease demand for our services or could increase the cost to us of equipment, goods and materials used in our business, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2025
January 1 to January 25	5,000	$22.80	—	2,280,037
January 26 to February 22	1,718	22.80	—	2,280,037
February 23 to March 29	361,111	24.10	—	2,280,037
Total First Quarter	367,829	24.08	—

March 30 to April 26	854,050	24.10	—	2,280,037
April 27 to May 24	376,820	24.10	—	2,280,037
May 25 to June 28	426,389	24.10	85,219	2,194,818
Total Second Quarter	1,657,259	24.10	85,219

Total Year-to-Date	2,025,088	$24.10	85,219

(1) During the six months ended June 28, 2025, the Company purchased 1,939,869 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 2,194,818 remained available under the program, as of June 28, 2025. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended June 28, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 6.Exhibits.
See the Exhibit Index below.

Index
Exhibits

Exhibit No.	Description

10.1
First Amendment to Fifth Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.2
Amendment No. 3 to Note Purchase and Private Shelf Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.3 *
Receivables Financing Agreement Amendment No. 13, dated July 18, 2025, by and among The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025).

10.4
Joinder Agreement, dated July 18, 2025, by and among DTS California, LLC, Davey Rail Services, LLC, DRG Grid Reliability, LLC, Davey RC, LLC, Davey Receivables LLC, and PNC Bank, National Association, to the Receivables Purchase Agreement, dated May 9, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2025).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Herewith
* Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAVEY TREE EXPERT COMPANY

Date:	August 5, 2025	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	August 5, 2025	By:	/s/ Thea R. Sears
Thea R. Sears
Senior Vice President and Controller
(Principal Accounting Officer)