Form 10-Q
period 2025-09-27
DAVEY TREE EXPERT CO
filed 2025-11-03
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 39,445,684 Common Shares, $.50 par value per share, outstanding as of October 31, 2025. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
September 27, 2025

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income (Loss)			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	10
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	10
	D	—	Business Combinations	11
	E	—	Marketable Securities	12
	F	—	Identified Intangible Assets and Goodwill, Net	13
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	15
	H	—	Leases	18
	I	—	Stock-Based Compensation	20
	J	—	Income Taxes	22
	K	—	Accumulated Other Comprehensive Income (Loss)	23
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	25
	M	—	Operations by Business Segment	26
	N	—	Revenue Recognition	29
	O	—	Fair Value Measurements and Financial Instruments	31
	P	—	Commitments and Contingencies	34
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	37

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			39
	Results of Operations			40
	Liquidity and Capital Resources			44
	Cash Flow Summary			45
	Contractual Obligations Summary and Commercial Commitments			46
	Capital Resources			46
	Critical Accounting Policies and Estimates			47
	Note Regarding Forward-Looking Statements			47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			48

Item 4.	Controls and Procedures			48

Part II.	Other Information			49

Item 1.	Legal Proceedings			49

Item 1A.	Risk Factors			52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			53

Item 5.	Other Information			54

Item 6.	Exhibits			55

Exhibit Index				55

Signatures				56

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	September 27, 2025	December 31, 2024
Assets
Current assets:
Cash	$21,871	$17,471
Accounts receivable, net	417,406	397,077
Operating supplies	17,124	15,995
Other current assets	106,247	108,410
Total current assets	562,648	538,953
Property and equipment, net	457,650	400,661
Right-of-use assets - operating leases	72,875	90,516
Marketable securities and other investments	52,403	41,686
Insurance receivable	213,051	209,351
Intangible assets, net	18,001	18,301
Goodwill	97,761	94,879
Other assets	13,695	13,204
Total assets	$1,488,084	$1,407,551
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$64,567	$57,560
Accrued expenses	92,668	96,860
Current portion of long-term debt and finance lease liabilities	139,325	73,448
Other current liabilities	85,587	94,613
Total current liabilities	382,147	322,481
Long-term debt	329,962	338,655
Lease liabilities - finance leases	23,738	12,221
Lease liabilities - operating leases	42,944	55,565
Self-insurance accruals	90,326	86,092
Litigation accruals	213,051	209,351
Other noncurrent liabilities	14,102	14,046
Total liabilities	1,096,270	1,038,411
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 7,987 and 8,114 shares at redemption value as of September 27, 2025 and December 31, 2024	203,658	195,551
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 77,841 and 77,713 shares issued and outstanding before deducting treasury shares and which excludes 7,987 and 8,114 shares subject to redemption as of September 27, 2025 and December 31, 2024	38,920	38,857
Additional paid-in capital	240,215	225,846
Common shares subscribed, unissued	19,848	21,100
Retained earnings	412,212	375,525
Accumulated other comprehensive loss	(5,965)	(6,773)
	705,230	654,555
Less: Cost of common shares held in treasury; 45,766 shares at September 27, 2025 and 45,353 shares at December 31, 2024	506,495	468,132
Common shares subscription receivable	10,579	12,834
Total common shareholders' equity	188,156	173,589
Total liabilities and shareholders' equity	$1,488,084	$1,407,551

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$500,666	$479,440	$1,447,947	$1,365,903

Costs and expenses:
Operating	321,065	300,535	938,318	881,620
Selling	86,813	84,319	253,769	235,806
General and administrative	37,309	36,956	116,945	112,817
Depreciation and amortization	19,969	17,860	57,870	51,639
Gain on sale of assets, net	(2,008)	(1,190)	(4,023)	(3,651)
Total costs and expenses	463,148	438,480	1,362,879	1,278,231

Income from operations	37,518	40,960	85,068	87,672

Other income (expense):
Interest expense	(5,066)	(5,319)	(14,428)	(14,608)
Interest income	568	970	1,876	2,494
Other, net	(2,041)	(1,111)	(3,333)	(4,644)

Income before income taxes	30,979	35,500	69,183	70,914

Income taxes	9,365	9,476	18,057	17,445

Net income	$21,614	$26,024	$51,126	$53,469

Net income per share:
Basic	$.53	$.63	$1.24	$1.27
Diluted	$.52	$.60	$1.20	$1.21

Weighted-average shares outstanding:
Basic	40,569	41,629	41,216	42,209
Diluted	41,893	43,302	42,719	44,059

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$21,614	$26,024	$51,126	$53,469
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments gains (losses)	(458)	346	709	(480)
Unrealized gain (loss) on available-for-sale securities	(2)	344	99	179

Other comprehensive income (loss), net of tax	(460)	690	808	(301)

Comprehensive income	$21,154	$26,714	$51,934	$53,168

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at June 28, 2025	$38,934	$237,176	$20,514	$391,829	$(5,505)	$(498,313)	$(11,870)	$172,765
Net income	—	—	—	21,614	—	—	—	21,614
Change in 401KSOP and ESOP related shares	(14)	(688)	—	—	—	—	—	(702)
Shares sold to employees	—	1,889	—	—	—	1,429	—	3,318
Options exercised	—	(173)	—	—	—	322	—	149
Subscription shares	—	345	(666)	—	—	529	1,291	1,499
Stock-based compensation	—	1,666	—	—	—	—	—	1,666
Dividends, $.025 per share	—	—	—	(1,231)	—	—	—	(1,231)
Other comprehensive loss	—	—	—	—	(460)	—	—	(460)
Shares purchased	—	—	—	—	—	(10,462)	—	(10,462)
Balances at September 27, 2025	$38,920	$240,215	$19,848	$412,212	$(5,965)	$(506,495)	$(10,579)	$188,156

Balances at January 1, 2025	$38,857	$225,846	$21,100	$375,525	$(6,773)	$(468,132)	$(12,834)	$173,589
Net income	—	—	—	51,126	—	—	—	51,126
Change in 401KSOP and ESOP related shares	63	2,971	—	(11,143)	—	—	—	(8,109)
Shares sold to employees	—	13,488	—	—	—	12,002	—	25,490
Options exercised	—	(263)	—	—	—	9,318	—	9,055
Subscription shares	—	534	(1,252)	—	—	796	2,255	2,333
Stock-based compensation	—	(2,361)	—	—	—	—	—	(2,361)
Dividends, $.075 per share	—	—	—	(3,296)	—	—	—	(3,296)
Other comprehensive income	—	—	—	—	808	—	—	808
Shares purchased	—	—	—	—	—	(60,479)	—	(60,479)
Balances at September 27, 2025	$38,920	$240,215	$19,848	$412,212	$(5,965)	$(506,495)	$(10,579)	$188,156

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

See notes to condensed consolidated financial statements (unaudited).

Index
,THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Operating activities
Net Income	$51,126	$53,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,870	51,639
Other	67	2,644
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(19,747)	(22,538)
Accounts payable and accrued expenses	1,379	16,624
Self-insurance accruals	157	10,485
Prepaid expenses	(8,086)	(1,365)
Mitigation bank credit inventory	(665)	656
Other, net	(7,629)	(1,783)
	23,346	56,362
Net cash provided by operating activities	74,472	109,831
Investing activities
Capital expenditures:
Equipment	(64,102)	(81,405)
Land and buildings	(27,536)	(30,963)
Purchases of businesses, net of cash acquired and debt incurred	(6,077)	(18,705)
Proceeds from sales of property and equipment	6,279	6,709
Purchases of marketable securities	(37,283)	(24,033)
Proceeds from sale of marketable securities	37,925	15,989
Net cash used in investing activities	(90,794)	(132,408)
Financing activities
Revolving credit facility borrowings	507,213	573,696
Revolving credit facility payments	(598,114)	(510,746)
Purchase of common shares for treasury	(60,479)	(49,000)
Sale of common shares from treasury	36,875	32,190
Dividends paid	(3,296)	(3,166)
Proceeds from notes payable	208,333	74,816
Payments of notes payable	(64,147)	(83,571)
Payments of finance leases	(5,803)	(5,048)
Net cash provided by financing activities	20,582	29,171
Effect of exchange rate changes on cash	140	(41)
Increase in cash	4,400	6,553
Cash, beginning of period	17,471	11,070
Cash, end of period	$21,871	$17,623
Supplemental cash flow information follows:
Interest paid	$21,545	$17,631
Income taxes paid	15,129	8,793

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended September 27, 2025 is referred to as the third quarter of 2025, and the fiscal quarter ended September 28, 2024 is referred to as the third quarter of 2024.
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
September 27, 2025
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
Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets--In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity may elect to assume that the current conditions as of the balance sheet date it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and for interim reporting periods within those annual fiscal years, with early adoption permitted. Entities that elect the practical expedient should apply the amendments prospectively. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.
Accounting Standards Update 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software--In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those annual fiscal years, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and nine months ended September 27, 2025 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. The seasonality of our business traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	September 27, 2025	December 31, 2024
Accounts receivable	$298,137	$286,796
Unbilled receivables (1)	125,196	116,491
	423,333	403,287
Less allowances for credit losses	5,927	6,210
Accounts receivable, net	$417,406	$397,077
(1)    Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.
The following items comprised the amounts included in the balance sheets:

Other current assets	September 27, 2025	December 31, 2024
Refundable income taxes	$542	$91
Prepaid expenses	47,673	39,517
Mitigation bank credit inventory	29,980	29,315
Assets invested for self-insurance	18,620	29,212
Payroll taxes refundable	7,855	10,131
Other	1,577	144
Total	$106,247	$108,410

Property and equipment, net	September 27, 2025	December 31, 2024
Land and land improvements	$31,404	$30,041
Buildings and leasehold improvements	169,829	141,445
Equipment	788,034	741,098
	989,267	912,584
Less accumulated depreciation	531,617	511,923
Total	$457,650	$400,661

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)

Other assets, noncurrent	September 27, 2025	December 31, 2024
Investment--cost-method affiliate	$1,403	$1,406
Deferred income taxes	3,754	3,780
Cloud computing arrangements	487	191
Other	8,051	7,827
Total	$13,695	$13,204

Accrued expenses	September 27, 2025	December 31, 2024
Employee compensation	$43,495	$46,197
Accrued compensated absences	16,762	16,175
Self-insured medical claims	1,242	2,359
Income tax payable	7,242	3,948
Customer advances, deposits	2,361	1,449
Taxes, other than income	11,807	10,497
Other	9,759	16,235
Total	$92,668	$96,860

Other current liabilities	September 27, 2025	December 31, 2024
Notes payable	$—	$276
Current portion of:
Lease liability-operating leases	31,154	35,828
Self-insurance accruals	54,433	58,509
Total	$85,587	$94,613

Other noncurrent liabilities	September 27, 2025	December 31, 2024
Non-qualified retirement plans	$5,434	$6,060
Other	8,668	7,986
Total	$14,102	$14,046
D.    Business Combinations
Our investments in businesses were $6,840 and $28,116 during the first nine months of 2025 and the year ended December 31, 2024, respectively. The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradenames and customer relationships were assigned an average useful life of seven years and the non-competition agreements were assigned an average useful life of five years. The preliminary breakout of the assets acquired, liabilities assumed and debt issued related to these investments is included in the table below.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
Subsequent to September 27, 2025 and through November 3, 2025, we acquired a business for approximately $1,615 with no liabilities assumed and debt issued, in the form of notes payable to the sellers, of $425. The acquired company is in our Residential and Commercial segment and is located in South Carolina. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Nine Months Ended September 27, 2025	Year Ended December 31, 2024
Detail of acquisitions:
Assets acquired:
Cash	$—	$278
Accounts Receivable	—	1,458
Operating supplies	28	735
Equipment	513	9,867
Intangible assets	3,500	3,563
Goodwill	2,799	10,893
Other assets	—	1,322
Liabilities assumed	(88)	(2,900)
Debt issued for purchases of businesses	(675)	(6,351)
Cash paid	$6,077	$18,865
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at September 27, 2025 and December 31, 2024 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
September 27, 2025
Fixed maturity:
United States Government and agency securities	$38,103	$806	$(79)	$38,830
Total available-for-sale debt securities	$38,103	$806	$(79)	$38,830

December 31, 2024
Fixed maturity:
United States Government and agency securities	$45,701	$565	$(86)	$46,180
Total available-for-sale debt securities	$45,701	$565	$(86)	$46,180
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $38,830 and $46,180 at September 27, 2025 and December 31, 2024, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held $29,443 and $21,218 in marketable equity securities as of September 27, 2025 and December 31, 2024, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at September 27, 2025 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$15,621	$15,871
One year through five years	22,482	22,959
Six years through ten years	—	—
After ten years	—	—
Total	$38,103	$38,830
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	September 27, 2025		December 31, 2024
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$46,636	$34,710	$43,713	$32,452
Employment-related	14,100	11,903	13,880	11,127
Tradenames	13,838	9,960	13,465	9,178
Amortized intangible assets	74,574	$56,573	71,058	$52,757
Less accumulated amortization	56,573		52,757
Identified intangible assets, net	$18,001		$18,301

Goodwill	$97,761		$94,879

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the nine months ended September 27, 2025 and the year ended December 31, 2024 were as follows:

	Balance at January 1, 2025	Acquisitions	Translation and Other Adjustments	Balance at September 27, 2025
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	89,938	2,799	83	92,820
Total	$94,879	$2,799	$83	$97,761

	Balance at January 1, 2024	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2024
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	79,859	10,893	(814)	89,938
Total	$84,800	$10,893	$(814)	$94,879

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of September 27, 2025, was as follows:

Estimated Future Amortization Expense
Remaining three months of 2025	$1,265
2026	4,578
2027	3,994
2028	3,198
2029	2,674
2030	1,306
Thereafter	986
$18,001

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with several banks totaling $11,076. At September 27, 2025, we had $10,744 available under the lines of credit and $332 committed through issued letters of credit. Borrowings outstanding generally bear interest at the bank’s prime rate or Secured Overnight Financing Rate (“SOFR”) plus a margin adjustment of 1.86%. Our long-term debt consisted of the following:

	September 27, 2025	December 31, 2024
Revolving credit facility:
Swing-line borrowings	$2,993	$13,873
SOFR borrowings	120,000	200,000
	122,993	213,873
Senior unsecured notes:
3.99% Senior unsecured notes	30,000	40,000
4.00% Senior unsecured notes	15,000	20,000
6.19% Senior unsecured notes	75,000	75,000
5.19% Senior unsecured notes	100,000	—
	220,000	135,000
Term loans	119,228	59,063
	462,221	407,936
Less debt issuance costs	1,120	1,290
Less current portion	131,139	67,991
	$329,962	$338,655
Revolving Credit Facility--In July 2024, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in July 2029, permits borrowings, as defined, of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.25 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. In May 2025, the Company further amended its revolving credit facility with its existing bank group to, among other things, allow for certain intercompany advances among the Company and its subsidiaries. As of September 27, 2025, we had unused commitments under the facility approximating   $274,632, with $125,368 committed, consisting of borrowings of $122,993 and issued letters of credit of $2,375.
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
September 27, 2025
(Amounts in thousands, except share data)
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the “3.99% Senior Notes”), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. In May 2025, the Company further amended its Note Purchase and Shelf Agreement with its existing purchasers to, among other things, allow for certain intercompany advances among the Company and its subsidiaries. As the Company has previously issued notes with an aggregate amount outstanding of $220,000 under the Note Purchase and Shelf Agreement, as of September 27, 2025, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $30,000.
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
5.19% Senior Unsecured Notes--On September 22, 2025, we issued 5.19% Senior Notes, Series D (the “5.19% Senior Notes”) pursuant to the Note Purchase and Shelf Agreement in the aggregate principal amount of $100,000. The 5.19% Senior Notes are due September 22, 2030. The 5.19% Senior Notes are equal in right of payment with our revolving credit facility and all other senior unsecured obligations of the Company. Interest is payable quarterly in arrears, beginning December 22, 2025, with the principal due in full on September 22, 2030.
The net proceeds of all senior notes were used to pay down borrowings under our revolving credit facility and for general corporate purposes.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions. This balance also includes loans issued under the Company’s Accounts Receivable Securitization Facility, of which $75,000 and $25,000 were outstanding as of September 27, 2025 and December 31, 2024, respectively.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to September 27, 2025 were as follows:

Amount
Remaining three months of 2025	$86,974
2026	59,627
2027	47,289
2028	45,338
2029	122,993
2030	100,000
$462,221
Accounts Receivable Securitization Facility--In July 2025, the Company amended its Accounts Receivable Securitization Facility (as amended, the “AR Securitization program”) to, among other things, extend the scheduled termination date for an additional one-year period, to July 17, 2026, and increase the AR Securitization facility limit to $175,000. In addition, certain subsidiaries of the Company entered into a joinder agreement, pursuant to which such subsidiaries agreed to serve as originators of receivables under the AR Securitization program. The lender may also issue loans, in addition to letters of credit, under the AR Securitization program
The AR Securitization program has a limit of $175,000, of which $99,071 and $97,104 were issued for letters of credit (“LCs”) as of September 27, 2025 and December 31, 2024 respectively, and loans were issued in the amounts of $75,000 and $25,000 as of September 27, 2025 and December 31, 2024, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of September 27, 2025--to the bank in exchange for the bank issuing LCs.
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
September 27, 2025
(Amounts in thousands, except share data)
circumstances including, but not limited to, failure to make payments when due, breach of a representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.
Total Commitments Related to Issued Letters of Credit--As of September 27, 2025, total commitments related to issued LCs were $101,778, of which $2,375 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $332 were issued under short-term lines of credit. As of December 31, 2024, total commitments related to issued LCs were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $322 were issued under short-term lines of credit.
As of September 27, 2025, we were in compliance with all debt covenants.
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

	Condensed Consolidated Balance Sheet Classification	September 27, 2025	December 31, 2024
Assets
Operating lease assets	Right-of-use assets - operating leases	$72,875	$90,516
Finance lease assets	Property and equipment, net	31,437	17,567
Total lease assets		$104,312	$108,083
Liabilities
Current operating lease liabilities	Other current liabilities	$31,154	$35,828
Non-current operating lease liabilities	Lease liabilities - operating leases	42,944	55,565
Total operating lease liabilities		74,098	91,393
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	8,186	5,457
Non-current finance lease liabilities	Lease liabilities - finance leases	23,738	12,221
Total finance lease liabilities		31,924	17,678
Total lease liabilities		$106,022	$109,071

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Nine Months Ended
	Condensed Consolidated Statements of Operations Classification	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	Operating expense	$6,463	$7,998	$20,478	$24,989
Operating lease cost	Selling expense	2,855	2,686	8,473	7,961
Operating lease cost	General and administrative expense	263	262	808	800
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	2,206	1,584	5,643	4,520
Interest expense on lease liabilities	Interest expense	359	214	820	626
Other lease cost (1)	Operating expense	3,375	2,404	9,787	6,375
Other lease cost (1)	Selling expense	351	548	1,392	1,323
Other lease cost (1)	General and administrative expense	10	6	31	36
Total lease cost		$15,882	$15,702	$47,432	$46,630
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms as of September 27, 2025 was 3.2 years for operating leases and 4.7 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of September 27, 2025 were 4.23% for operating leases and 5.15% for finance leases.

Supplemental Cash Flow Information Related to Leases	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(31,505)	$(35,391)
Operating cash flows from finance leases	(820)	(626)
Financing cash flows from finance leases	(5,803)	(5,048)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,474	22,699
Finance leases	20,050	5,381

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)

Maturity Analysis of Lease Liabilities	As of September 27, 2025
	Operating Leases	Finance Leases
Remaining three months of 2025	$9,737	$2,478
2026	30,249	9,342
2027	18,682	7,319
2028	10,074	6,242
2029	5,324	4,368
2030	1,986	3,169
Thereafter	3,149	2,954
Total lease payments	79,201	35,872
Less interest	5,103	3,948
Total	$74,098	$31,924
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Compensation expense, all share-based payment plans	$1,736	$1,741	$6,165	$6,868
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deduction, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost of $1,688 being recognized for the nine months ended September 27, 2025 and $1,580 for the nine months ended September 28, 2024.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $36 for the nine months ended September 27, 2025 and $74 for the nine months ended September 28, 2024. As of September 27, 2025, compensation cost related to stock options outstanding has been fully recognized.
Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
Restricted Stock Units--During the nine months ended September 27, 2025, the Compensation Committee awarded 266,255 PRSUs to certain management employees and 10,704 RSUs to non-employee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of September 27, 2025.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2025	767,832	$18.32
Granted	276,959	23.80
Forfeited	(14,890)	21.40
Vested	(436,368)	16.89
Unvested, September 27, 2025	593,533	$21.84	1.8 years	$7,137	$15,135
Employee PRSUs	561,945	$21.88	1.8 years	$6,759	$14,330
Non-employee Director RSUs	31,588	$21.16	1.6 years	$378	$805
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $4,441 for the nine months ended September 27, 2025 and $5,214 for the nine months ended September 28, 2024.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions.

	Nine Months Ended
	September 27, 2025	September 28, 2024
Volatility rate	9.4%	9.5%
Risk-free interest rate	3.9%	4.6%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the nine months ended September 27, 2025.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2025	1,278,798	$9.56
Granted	—	—
Exercised	(246,084)	8.63
Forfeited	(66,350)	7.53
Outstanding, September 27, 2025	966,364	$9.93	2.8 years	$15,046

Exercisable, September 27, 2025	966,364	$9.93	2.8 years	$15,046

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, the vesting of RSUs and PRSUs or purchases under the Employee Stock Purchase Plan.
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the nine months ended September 27, 2025 was 27.4%. Our actual effective tax rate was 30.2% and 26.7% for the three months ended September 27, 2025 and September 28, 2024, respectively. Our actual effective tax rate was 26.1% and 24.6% for the nine months ended September 27, 2025 and September 28, 2024, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items, such as equity awards. Such discrete items are a set amount and therefore have a larger impact on the rate based on our lower taxable income in the first nine months compared to the impact they will have on the rate for the full year.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
As of September 27, 2025, we had unrecognized tax benefits of $2,194, of which $431 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $59. At December 31, 2024, we had unrecognized tax benefits of $2,126, of which $363 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $51. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2020. As of September 27, 2025, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
On July 4, 2025 the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14” (“H.R. 1”) , commonly referred to as the “One Big Beautiful Bill Act.” As a result of the enactment of H.R. 1, we anticipate an impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures. There is no material impact to our ongoing tax rate as a result of this legislation.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and nine months ended September 27, 2025 and September 28, 2024:

Three Months Ended September 27, 2025	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at June 28, 2025	$(5,714)	$111	$98	$(5,505)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(458)	$—	$—	$(458)
Unrealized loss on available-for-sale securities	—	(3)	—	(3)
Tax effect	—	1	—	1
Net of tax amount	(458)	(2)	—	(460)
Balance at September 27, 2025	$(6,172)	$109	$98	$(5,965)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)

Three Months Ended September 28, 2024	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2024	$(5,748)	$(73)	$45	$(5,776)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$346	$—	$—	$346
Unrealized gain on available-for-sale securities	—	483	—	483
Amounts reclassified from accumulated other comprehensive income (loss)	—	(49)	—	(49)
Tax effect	—	(90)	—	(90)
Net of tax amount	346	344	—	690
Balance at September 28, 2024	$(5,402)	$271	$45	$(5,086)

Nine Months Ended September 27, 2025	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(6,881)	$10	$98	$(6,773)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$709	$—	$—	$709
Unrealized gain on available-for-sale securities	—	125	—	125
Tax effect	—	(26)	—	(26)
Net of tax amount	709	99	—	808
Balance at September 27, 2025	$(6,172)	$109	$98	$(5,965)

Nine Months Ended September 28, 2024	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(4,922)	$92	$45	$(4,785)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(480)	$—	$—	$(480)
Unrealized gain on available-for-sale securities	—	276	—	276
Amounts reclassified from accumulated other comprehensive income (loss)	—	(49)	—	(49)
Tax effect	—	(48)	—	(48)
Net of tax amount	(480)	179	—	(301)
Balance at September 28, 2024	$(5,402)	$271	$45	$(5,086)
There were no changes in defined benefit pension plans for either the three and nine months ended September 27, 2025 or September 28, 2024. Changes in defined benefit pension plans are included in net periodic pension expense classified in the condensed consolidated statement of operations as general and administrative expense or other income (expense).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
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

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Income available to common shareholders:
Net income	$21,614	$26,024	$51,126	$53,469

Weighted-average shares (in thousands):
Basic:
Outstanding	40,295	41,333	40,394	41,320
Partially-paid share subscriptions	274	296	822	889
Basic weighted-average shares	40,569	41,629	41,216	42,209

Diluted:
Basic from above	40,569	41,629	41,216	42,209
Incremental shares from assumed:
Exercise of stock subscription purchase rights	108	88	108	87
Exercise of stock options and awards	1,216	1,585	1,395	1,763
Diluted weighted-average shares	41,893	43,302	42,719	44,059

Net income per share:
Basic	$.53	$.63	$1.24	$1.27

Diluted	$.52	$.60	$1.20	$1.21

Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the nine months ended September 27, 2025 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2025	32,360,648	8,114,134	40,474,782
Shares purchased	(1,835,519)	(600,042)	(2,435,561)
Shares sold	655,712	472,494	1,128,206
Stock subscription offering -- cash purchases	53,695	—	53,695
Options and awards exercised	840,621	—	840,621
Shares outstanding at September 27, 2025	32,075,157	7,986,586	40,061,743

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
On September 27, 2025, we had 40,061,743 common and redeemable shares outstanding, employee options exercisable to purchase 966,364 common shares, partially-paid subscriptions for 1,096,350 common shares and purchase rights outstanding for 376,198 common shares. The partially-paid subscriptions and stock purchase rights are what remains of the 2022 Subscription Offering discussed further below.
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
September 27, 2025
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
Segment information reconciled to the condensed consolidated financial statements was as follows:

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended September 27, 2025
Revenues	$270,141	$229,749	$499,890	$776		$500,666
Less:
Payroll expense	113,514	97,403
Equipment and fuel expense	19,599	14,711
Subcontractor expense	27,504	15,749
Other segment expenses (a)	89,719	75,131		6,103
Income (loss) from operations, reportable segments	$19,805	$26,755	$46,560	$(5,327)		$41,233
Unallocated costs (b)						(3,715)
Income from operations						37,518
Interest expense						(5,066)
Interest income						568
Other income (expense), net						(2,041)
Income before income taxes						$30,979

Segment assets, total	$387,651	$439,205	$826,856	$661,228	(c)	$1,488,084

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended September 28, 2024
Revenues	$258,222	$218,925	$477,147	$2,293		$479,440
Less:
Payroll expense	112,115	92,435
Equipment and fuel expense	17,059	14,088
Subcontractor expense	19,860	14,311
Other segment expenses (a)	86,134	69,779		7,007
Income (loss) from operations, reportable segments	$23,054	$28,312	$51,366	$(4,714)		$46,652
Unallocated costs (b)						(5,692)
Income from operations						40,960
Interest expense						(5,319)
Interest income						970
Other income (expense), net						(1,111)
Income before income taxes						$35,500

Segment assets, total	$390,632	$376,607	$767,239	$632,041	(c)	$1,399,280

Nine Months Ended September 27, 2025
Revenues	$792,144	$653,803	$1,445,947	$2,000		$1,447,947
Less:
Payroll expense	334,379	266,132
Equipment and fuel expense	55,230	44,125
Subcontractor expense	79,487	54,215
Other segment expenses (a)	262,435	230,133		23,891
Income (loss) from operations, reportable segments	$60,613	$59,198	$119,811	$(21,891)		$97,920
Unallocated costs (b)						(12,852)
Income from operations						85,068
Interest expense						(14,428)
Interest income						1,876
Other income (expense), net						(3,333)
Income before income taxes						$69,183

Segment assets, total	$387,651	$439,205	$826,856	$661,228	(c)	$1,488,084

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Nine Months Ended September 28, 2024
Revenues	$753,418	$608,291	$1,361,709	$4,194		$1,365,903
Less:
Payroll expense	324,779	248,475
Equipment and fuel expense	50,776	41,446
Subcontractor expense	67,010	45,279
Other segment expenses (a)	253,320	210,626		23,231
Income (loss) from operations, reportable segments	$57,533	$62,465	$119,998	$(19,037)		$100,961
Unallocated costs (b)						(13,289)
Income from operations						87,672
Interest expense						(14,608)
Interest income						2,494
Other income (expense), net						(4,644)
Income before income taxes						$70,914

Segment assets, total	$390,632	$376,607	$767,239	$632,041	(c)	$1,399,280
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and nine months ended September 27, 2025 and September 28, 2024 by major sources:

Three Months Ended September 27, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$176,420	$124,022	$(526)	$299,916
Grounds maintenance	—	59,127	40	59,167
Storm damage services	3,213	3,846	—	7,059
Consulting and other	90,508	42,754	1,262	134,524
Total revenues	$270,141	$229,749	$776	$500,666

Geography:
United States	$251,360	$215,470	$776	$467,606
Canada	18,781	14,279	—	33,060
Total revenues	$270,141	$229,749	$776	$500,666

Three Months Ended September 28, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$157,355	$118,779	$117	$276,251
Grounds maintenance	—	52,273	—	52,273
Storm damage services	18,436	8,953	—	27,389
Consulting and other	82,431	38,920	2,176	123,527
Total revenues	$258,222	$218,925	$2,293	$479,440

Geography:
United States	$243,063	$205,823	$2,293	$451,179
Canada	15,159	13,102	—	28,261
Total revenues	$258,222	$218,925	$2,293	$479,440

Nine Months Ended September 27, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$508,626	$340,110	$(1,310)	$847,426
Grounds maintenance	—	167,789	40	167,829
Storm damage services	35,012	27,034	—	62,046
Consulting and other	248,506	118,870	3,270	370,646
Total revenues	$792,144	$653,803	$2,000	$1,447,947

Geography:
United States	$747,099	$614,217	$2,000	$1,363,316
Canada	45,045	39,586	—	84,631
Total revenues	$792,144	$653,803	$2,000	$1,447,947

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)

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
Contract Balances
Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The Company recognized $470 and $2,546 of revenue for the three and nine months ended September 27, 2025, that was included in the contract liability balance at December 31, 2024 and $1,480 and $3,370 of revenue for the three and nine months ended September 28, 2024, that was included in the contract liability balance at December 31, 2023. Net contract liabilities consisted of the following:

	September 27, 2025	December 31, 2024
Contract liabilities - current	$4,166	$3,756
Contract liabilities - noncurrent	3,532	4,655
Net contract liabilities	$7,698	$8,411
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
September 27, 2025
(Amounts in thousands, except share data)
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Our assets and liabilities measured at fair value on a recurring basis at September 27, 2025 were as follows:

		Fair Value Measurements at September 27, 2025 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at September 27, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	38,830	38,830	—	—
Total available-for-sale debt securities	38,830	38,830	—	—
Marketable equity securities:
Mutual funds	18,412	18,412	—	—
Exchange traded funds	11,031	11,031	—	—
Total marketable equity securities	29,443	29,443	—	—
Liabilities:
Deferred compensation	$816	$—	$—	$816
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2024 were as follows:

		Fair Value Measurements at December 31, 2024 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	46,180	46,180	—	—
Total available-for-sale debt securities	46,180	46,180	—	—
Marketable equity securities:
Mutual funds	19,491	19,491	—	—
Exchange traded funds	1,727	1,727	—	—
Total marketable equity securities	21,218	21,218	—	—
Liabilities:
Deferred compensation	$1,482	$—	$—	$1,482

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
The assets invested for self-insurance are bonds, mutual funds and exchange traded funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets. The estimated fair value of the deferred compensation--classified as Level 3--is based on the value of the Company's common shares, determined by independent valuation.
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
The peer group at September 27, 2025 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
Management has evaluated the classification of the deferred compensation liability and determined that due to significant unobservable inputs used in the independent stock valuation, the liability is categorized as a Level 3 fair value measure.
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

	September 27, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$38,830	$38,830	$46,180	$46,180
Marketable equity securities	29,443	29,443	21,218	21,218

Liabilities:
Revolving credit facility, noncurrent	$122,993	$122,993	$213,873	$213,873
Senior unsecured notes, noncurrent	205,000	206,442	120,000	117,486
Term loans, noncurrent	3,089	3,183	6,072	6,065
Total	$331,082	$332,618	$339,945	$337,424
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
September 27, 2025
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
September 27, 2025
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
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree was the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date was set for June 2, 2025. The trial was held and eight days later, on June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351. The jury also apportioned fault between the Company and the Plaintiff, and specifically apportioned 90% of the fault to the Company and 10% of the fault to the Plaintiff’s Decedent. On June 23, 2025, based on the jury’s findings and Georgia law, the Court entered a verdict against the Company in the amount of $4,906, which the Company has fully accrued for as of September 27, 2025. On July 9, 2025, Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025
(Amounts in thousands, except share data)
Judgment Notwithstanding the Verdict. The Company also filed its own Motion Notwithstanding the Verdict on July 23, 2025. The Company is currently evaluating all its post-trial options, including any appeal of the verdict.
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
September 27, 2025
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
On September 22, 2025, the Court in JCCP No. 4955 set a trial date in all of the coordinated actions for June 8, 2026 and reserved the month of June for the trial.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance receivable within our Condensed Consolidated Balance Sheet as of September 27, 2025.
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
September 27, 2025
(Amounts in thousands, except share data)
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares are distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $5,719 and $2,018 as of September 27, 2025 and December 31, 2024, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $197,939 and $193,533 as of September 27, 2025 and December 31, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $203,658 and $195,551 as of September 27, 2025 and December 31, 2024, respectively. Changes in the fair value of the 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Recent Trends
Our business continues to be impacted by a number of macro-economic factors. Global supply chains and product availability remain highly challenged and ongoing global events in Eastern Europe and the Middle East have only exacerbated an already difficult operating environment. These factors, combined with fluctuating interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.
We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government continues to announce new and additional tariffs on goods imported into the United States, which has prompted retaliatory tariffs from other countries. Incremental tariffs and changed trade policies did not have a significant impact on our financial results through the first three quarters of 2025, but could adversely impact our results in the future. As a result of the U.S. tariffs, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. While we are implementing measures to mitigate these potential impacts, we are continuing to evaluate these factors and their potential effects on our profitability for the remainder of fiscal 2025.
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

	Three Months Ended			Nine Months Ended
	September 27, 2025	September 28, 2024	Change	September 27, 2025	September 28, 2024	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	64.2	62.7	1.5	64.8	64.5	.3
Selling	17.3	17.6	(.3)	17.5	17.3	.2
General and administrative	7.5	7.7	(.2)	8.1	8.3	(.2)
Depreciation and amortization	3.9	3.7	.2	4.0	3.8	.2
Gain on sale of assets, net	(.4)	(.2)	(.2)	(.3)	(.3)	—

Income from operations	7.5	8.5	(1.0)	5.9	6.4	(.5)

Other income (expense):
Interest expense	(1.0)	(1.1)	.1	(1.0)	(1.1)	.1
Interest income	.1	.2	(.1)	.1	.2	(.1)
Other, net	(.4)	(.2)	(.2)	(.2)	(.3)	.1

Income before income taxes	6.2	7.4	(1.2)	4.8	5.2	(.4)

Income taxes	1.9	2.0	(.1)	1.3	1.3	—

Net income	4.3%	5.4%	(1.1)%	3.5%	3.9%	(.4)%

Index
Third Quarter—Three Months Ended September 27, 2025 Compared to Three Months Ended September 28, 2024
Our results of operations for the three months ended September 27, 2025 compared to the three months ended September 28, 2024 were as follows:

	Three Months Ended
	September 27, 2025	September 28, 2024	Change	Percentage Change
Revenues	$500,666	$479,440	$21,226	4.4%

Costs and expenses:
Operating	321,065	300,535	20,530	6.8
Selling	86,813	84,319	2,494	3.0
General and administrative	37,309	36,956	353	1.0
Depreciation and amortization	19,969	17,860	2,109	11.8
Gain on sale of assets, net	(2,008)	(1,190)	(818)	68.7
	463,148	438,480	24,668	5.6

Income from operations	37,518	40,960	(3,442)	(8.4)
Other income (expense):
Interest expense	(5,066)	(5,319)	253	(4.8)
Interest income	568	970	(402)	(41.4)
Other, net	(2,041)	(1,111)	(930)	83.7

Income before income taxes	30,979	35,500	(4,521)	(12.7)

Income taxes	9,365	9,476	(111)	(1.2)

Net income	$21,614	$26,024	$(4,410)	(16.9)%
Revenues--Revenues of $500,666 increased $21,226 compared with $479,440 in the third quarter of 2024. Utility Services increased $11,919 or 4.6% compared with the third quarter of 2024. The increase was attributable to new accounts as well as price increases on existing accounts, partially offset by lower storm damage revenue. Residential and Commercial Services increased $10,824 or 4.9% from the third quarter of 2024. Increases were primarily in grounds maintenance revenue and tree and plant care revenues, partially offset by lower storm damage revenue.
Operating Expenses--Operating expenses of $321,065 increased $20,530 compared with the third quarter of 2024. Utility Services increased $13,515 or 7.1% compared with the third quarter of 2024 and, as a percentage of revenue, increased to 75.0% from 73.3%. The increase was attributable to additional expenses for subcontractor expenses, materials expenses and labor and benefits expenses. Residential and Commercial Services increased $7,490 or 6.8% compared with the third quarter of 2024 and, as a percentage of revenue, increased to 51.6% from 50.7%. The increase was attributable to increases in labor and benefits expenses and materials expenses.
Fuel costs of $12,488 decreased $767, or 5.8%, from the $13,255 incurred in the third quarter of 2024 and impacted operating expenses within all segments. The $767 decrease included usage decreases approximating $18 and price decreases approximating $749.

Index
Selling Expenses--Selling expenses of $86,813 increased $2,494 compared with the third quarter of 2024 but, as a percentage of revenue, decreased to 17.3% from 17.6%. Utility Services decreased $387 or 1.3% compared to the third quarter of 2024 and, as a percentage of revenue, decreased to 10.6% from 11.2%. The decrease was primarily attributable to a decrease in wages and benefits expenses. Residential and Commercial Services increased $3,320 or 5.9% from the third quarter of 2024 and, as a percentage of revenue, increased to 25.9% from 25.7%. The increase was primarily attributable to increases in wages and benefits expenses and advertising expenses.
General and Administrative Expenses--General and administrative expenses of $37,309 increased $353 from $36,956 in the third quarter of 2024. The increase was primarily attributable to increases in salary and benefits expenses and personnel development expenses which were partially offset by a decrease in professional services expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $19,969 increased $2,109 from $17,860 incurred in the third quarter of 2024 which was primarily attributable to an increased mix of equipment purchased or leased under finance leases rather than operating leases, along with depreciation on our corporate office expansion.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,008 for the third quarter of 2025 increased $818 from the $1,190 gain in the third quarter of 2024. We sold more units of equipment at a higher average gain per unit in the third quarter of 2025 as compared with the third quarter of 2024.
Interest Expense--Interest expense of $5,066 decreased $253 from the $5,319 incurred in the third quarter of 2024. The decrease was attributable to increased interest capitalization on capital projects and a lower overall weighted average interest rate on long-term debt partially offset by higher average borrowing during the third quarter of 2025, as compared with the third quarter of 2024.
Other, Net--Other expense, net, of $2,041 increased $930 from the $1,111 of other expense incurred in the third quarter of 2024 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency transaction adjustments.
Income Taxes--Income taxes for the third quarter of 2025 were $9,365, as compared to $9,476 for the third quarter of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the third quarter of 2025 was 30.2% as compared with the third quarter of 2024 effective tax rate of 26.7%.

Index
Nine Months—Nine Months Ended September 27, 2025 Compared to Nine Months Ended September 28, 2024
Our results of operations for the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 were as follows:

	Nine Months Ended
	September 27, 2025	September 28, 2024	Change	Percentage Change
Revenues	$1,447,947	$1,365,903	$82,044	6.0%

Costs and expenses:
Operating	938,318	881,620	56,698	6.4
Selling	253,769	235,806	17,963	7.6
General and administrative	116,945	112,817	4,128	3.7
Depreciation and amortization	57,870	51,639	6,231	12.1
Gain on sale of assets, net	(4,023)	(3,651)	(372)	10.2
	1,362,879	1,278,231	84,648	6.6

Income from operations	85,068	87,672	(2,604)	(3.0)
Other income (expense):
Interest expense	(14,428)	(14,608)	180	(1.2)
Interest income	1,876	2,494	(618)	(24.8)
Other, net	(3,333)	(4,644)	1,311	(28.2)

Income before income taxes	69,183	70,914	(1,731)	(2.4)

Income taxes	18,057	17,445	612	3.5

Net income	$51,126	$53,469	$(2,343)	(4.4)%
Revenues--Revenues of $1,447,947 increased $82,044 compared with $1,365,903 in the first nine months of 2024. Utility Services increased $38,726 or 5.1% compared with the first nine months of 2024. The increase was attributable to new accounts as well as price increases on existing accounts along with higher storm damage revenue, partially offset by a decline in consulting and other services. Residential and Commercial Services increased $45,512 or 7.5% compared with the first nine months of 2024. Increases were primarily in tree and plant care revenue, grounds maintenance revenue and storm damage service and were partially offset by a decrease in consulting and other services.
Operating Expenses--Operating expenses of $938,318 increased $56,698 compared with the first nine months of 2024 and, as a percentage of revenue, increased to 64.8% from 64.5%. Utility Services increased $29,408 or 5.3% compared with the first nine months of 2024 but, as a percentage of revenue, remained at 74.2% for both periods. The increase was attributable to increases in subcontractor expenses, labor and benefits expenses and materials expenses. Residential and Commercial Services increased $27,283 or 8.5% compared with the first nine months of 2024 and, as a percentage of revenue, increased to 53.4% from 53.0%. The increase was primarily attributable to increases in labor and benefits expense, subcontractor expenses and materials expenses partially offset by a decrease in professional services expenses.

Index
Fuel costs of $36,452 decreased $1,552, or 4.1%, from the $38,004 incurred in the first nine months of 2024 and impacted operating expenses within all segments. The $1,552 decrease included usage increases approximating $899 and price decreases approximating $2,451.
Selling Expenses--Selling expenses of $253,769 increased $17,963 compared with the first nine months of 2024 and, as a percentage of revenue, increased to 17.5% from 17.3%. Utility Services increased $1,712 or 2.0% compared to the first nine months of 2024 but, as a percentage of revenue, decreased to 11.1% from 11.4%. The increase was primarily attributable to an increase in wages and benefits expenses. Residential and Commercial Services experienced an increase of $17,150 or 11.2% compared to the first nine months of 2024 and, as a percentage of revenue, increased to 26.0% from 25.1%. The increase was primarily attributable to an increase in wages and benefits expenses, advertising expenses, professional services expenses and office rent expenses.
General and Administrative Expenses--General and administrative expenses of $116,945 increased $4,128 from $112,817 in the first nine months of 2024. The increase was primarily attributable to increases in salary and benefits expenses, information technology infrastructure related expenses and personnel development expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $57,870 increased $6,231 from $51,639 incurred in the first nine months of 2024, which was primarily attributable to an increased mix of equipment purchased or leased under finance leases rather than operating leases, along with depreciation on our corporate office expansion.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $4,023 for the first nine months of 2025 increased $372 from the $3,651 gain in the first nine months of 2024. We sold fewer units of equipment but at a higher average gain during the first nine months of 2025 as compared with the first nine months of 2024.
Interest Expense--Interest expense of $14,428 decreased $180 from the $14,608 incurred in the first nine months of 2024. The decrease was attributable to increased interest capitalization on capital projects and a lower overall weighted average interest rate on long-term debt partially offset by higher average borrowing during the first nine months of 2025, as compared with the first nine months of 2024.
Other, Net--Other expense, net, of $3,333 decreased $1,311 from the $4,644 expense incurred in the first nine months of 2024 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency transaction adjustments.
Income Taxes--Income taxes for the first nine months of 2025 were $18,057, as compared to $17,445 for the first nine months of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The actual effective tax rate for the first nine months of 2025 was 26.1%. Our actual effective tax rate for the first nine months of 2024 was 24.6%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items, such as equity awards. Such discrete items are a set amount and therefore have a larger impact on the rate based on our lower taxable income in the first nine months compared to the impact they will have on the rate for the full year.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the nine months ended September 27, 2025 and September 28, 2024 were as follows:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash provided by (used in):
Operating activities	$74,472	$109,831
Investing activities	(90,794)	(132,408)
Financing activities	20,582	29,171
Effect of exchange rate changes on cash	140	(41)
Increase in cash	$4,400	$6,553
Cash Provided By Operating Activities--Cash provided by operating activities was $74,472 for the first nine months of 2025, a change of $35,359 when compared to the first nine months of 2024. The $35,359 decrease in operating cash flow was primarily attributable to the change of $15,245 in accounts payable and accrued expenses, the change of $10,328 related to self-insurance accruals, the change of $6,721 related to prepaid expenses, the change of $5,846 in other operating assets and liabilities and the change of $1,321 related to mitigation credit inventories partially offset by the change of $2,791 related to accounts receivable.
Overall, accounts receivable increased $19,747 during the first nine months of 2025, as compared to an increase of $22,538 during the first nine months of 2024. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first nine months of 2025 increased by 5 days to 76 days, when compared to 71 days at the end of the first nine months of 2024. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Accounts payable and accrued expenses increased $1,379 in the first nine months of 2025, a change of $15,245 compared to the $16,624 increase in the first nine months of 2024. The change was primarily related to estimated income tax payments and the timing of medical claims and accrued compensated absences, partially offset by accounts payable. Self-insurance accruals increased $157 in the first nine months of 2025, which is a change of $10,328 from the increase of $10,485 experienced in the first nine months of 2024. The smaller increase in the first nine months of 2025 was mainly attributable to the settlement of claims.
Mitigation bank credit inventory increased $665 in the first nine months of 2025, a change of $1,321 compared to the decrease of $656 in the first nine months of 2024. Mitigation bank credit inventory levels are affected by the timing of credit inventory sales. This service involves the creation of mitigation credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Prepaid expenses increased $8,086 in the first nine months of 2025, a change of $6,721 compared to the $1,365 increase in the first nine months of 2024. The change was primarily related to prepaid insurance premiums.
Other operating assets and liabilities, net used cash of $7,629 in the first nine months of 2025, or $5,846 more than the $1,783 of cash used in the first nine months of 2024. The change was primarily related to a lower amount of payroll taxes refundable collected in the first half of 2025 compared to the amount collected in the first half of 2024 partially offset by a change in deposits.

Index
Cash Used In Investing Activities--Cash used in investing activities for the first nine months of 2025 was $90,794, a $41,614 decrease when compared to the first nine months of 2024. The decrease was primarily the result of a decrease in capital expenditures for equipment of $17,303, a decrease in purchases of businesses of $12,628, an increase in net proceeds from sale of marketable securities of $8,686 and a decrease in capital expenditures for land and buildings of $3,427.
Cash Provided By Financing Activities--Cash provided by financing activities was $20,582 during the first nine months of 2025, a decrease of $8,589 as compared with the $29,171 provided during the first nine months of 2024. Our net payments on our revolving credit facility were $90,901 during the first nine months of 2025 as compared with $62,950 net borrowings during the first nine months of 2024. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Notes payable, net increased $144,186 during the first nine months of 2025, a change of $152,941 when compared to the $8,755 net decrease in the first nine months of 2024. Treasury share transactions (purchases and sales) used $23,604 for the first nine months of 2025, $6,794 more than the $16,810 used in the first nine months of 2024. Dividends paid of $3,296 during the first nine months of 2025 increased $130 as compared with $3,166 paid in the first nine months of 2024.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $16,230 and $11,905 during the nine months ended September 27, 2025 and September 28, 2024, respectively. Share repurchases, other than redeemable common shares, approximated $44,249 and $37,095 during the nine months ended September 27, 2025 and September 28, 2024, respectively.
Contractual Obligations Summary and Commercial Commitments
As of September 27, 2025, total commitments related to issued letters of credit were $101,778, of which $2,375 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $332 were issued under short-term lines of credit. As of December 31, 2024, total commitments related to issued letters of credit were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $322 were issued under short-term lines of credit. For more information, see “Part I - Item 1 - Note G, Short and Long-Term Debt and Commitments Related to Letters of Credit.”
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2025 through 2033. We intend to renew the surety bonds where appropriate and as necessary.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We

Index
continually review our existing sources of financing and evaluate alternatives. At September 27, 2025, we had working capital of $180,501, availability under short-term lines of credit approximating $10,744 and $274,632 available under our revolving credit facility.
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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. Some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition include: an overall decline in the health of the economy or our industry, including as a result of high inflation or fluctuating interest rates, tariffs and other trade barriers and restrictions, instability in the global banking system, geopolitical conditions, the possibility of an economic recession, a prolonged shutdown of the U.S. federal government, or public health crises; our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and the possibility that increased wage rates may result from our need to attract and retain employees; increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages; inability to obtain, or cancellation of, third-party insurance coverage; the impact of wildfires in California and other areas, as well as other severe weather events and natural disasters, which events may worsen or

Index
increase due to the effects of climate change; payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities; the outcome of litigation and third-party and governmental regulatory claims against us; an increase in our operating expenses due to significant increases in fuel prices for extended periods of time, and volatility arising from the effects of the Russia-Ukraine conflict and conflicts in the Middle East; disruptions, delays or price increases within our supply chain (including tariffs); our ability to withstand intense competition; the potential impact of acquisitions or other strategic transactions; the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable; the impact of global climate change and related regulations; fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors; being contractually bound to an unprofitable contract; a disruption in our information technology systems, or in third-party information systems upon which we rely, including a disruption related to cybersecurity, or the impact of costs incurred to comply with cybersecurity or data privacy regulations; widespread outages, interruptions or other failures of operational, communication and other systems; damage to our reputation of quality, integrity and performance; limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; our ability to continue to declare cash dividends; our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties; difficulties obtaining surety bonds or letters of credit necessary to support our operations; uncertainties in the credit and financial markets, including the negative impacts of the Russia-Ukraine conflict and conflicts in the Middle East, supply chain shortages and disruptions, fluctuating interest rates, labor shortages and inflationary cost pressures, impacts of tariffs and other trade barriers and restrictions, among other factors, potentially limiting our access to capital; the impact of U.S. trade tensions, including increased tariffs and retaliatory measures imposed by foreign governments; fluctuations in foreign currency exchange rates; significant increases in health care costs; the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters; our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner; the impact of events such as natural disasters, public health epidemics or pandemics, terrorist attacks or other external events; the impact of tax increases and changes in tax rules; and our inability to properly verify the employment eligibility of our employees.
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
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in “Part I - Item 1A. Risk Factors” of our 2024 Annual Report and in this Quarterly Report on Form 10-Q.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree was the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for

Index
Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date was set for June 2, 2025. The trial was held and eight days later, on June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100,000, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351,312. The jury also apportioned fault between the Company and the Plaintiff, and specifically apportioned 90% of the fault to the Company and 10% of the fault to the Plaintiff’s Decedent. On June 23, 2025, based on the jury’s findings and Georgia law, the Court entered a verdict against the Company in the amount of $4,906,180, which the Company has fully accrued for as of September 27, 2025. On July 9, 2025, Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. The Company also filed its own Motion Notwithstanding the Verdict on July 23, 2025. The Company is currently evaluating all its post-trial options, including any appeal of the verdict.
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
On September 22, 2025, the Court in JCCP No. 4955 set a trial date in all of the coordinated actions for June 8, 2026 and reserved the month of June for the trial.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $220,000,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance receivable within our Condensed Consolidated Balance Sheet as of September 27, 2025.
Item 1A.Risk Factors.
Our 2024 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2024 Annual Report during the nine months ended September 27, 2025, except as set forth below.
Changes in U.S. trade policy and the impact of tariffs may impact our customers, our industry, and our business.
Changes in U.S. trade policy and the impact of tariffs may continue to adversely impact our customers, our industry and our business. Even though we primarily sell our services to U.S. customers and our suppliers are primarily domestic, we still rely on imported materials,

Index
components, or finished goods. The U.S. government has made significant changes in U.S. trade policy, including the imposition of a baseline tariff on product imports from almost all countries and the potential for individualized higher tariffs on certain other countries. Certain foreign governments either have taken or are threatening to take retaliatory actions in response. Tariffs or other trade restrictions have resulted in and may continue to cause uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown. These tariffs or other trade restrictions, including corresponding actions taken by other countries in response to U.S. governmental actions or continuing uncertainty around the timing or scale of tariffs, could decrease demand for our services or could increase the cost to us of equipment, goods and materials used in our business, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first nine months of 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2025
January 1 to January 25	5,000	$22.80	—	2,280,037
January 26 to February 22	1,718	22.80	—	2,280,037
February 23 to March 29	361,111	24.10	—	2,280,037
Total First Quarter	367,829	24.08	—

March 30 to April 26	854,050	24.10	—	2,280,037
April 27 to May 24	376,820	24.10	—	2,280,037
May 25 to June 28	426,389	24.10	85,219	2,194,818
Total Second Quarter	1,657,259	24.10	85,219

June 29 to July 26	777	24.10	—	2,194,818
July 27 to August 23	120,699	25.50	—	2,194,818
August 24 to September 27	288,997	25.50	—	2,194,818
Total Third Quarter	410,473	25.50	—

Total Year-to-Date	2,435,561	$24.33	85,219

(1) During the nine months ended September 27, 2025, the Company purchased 2,350,342 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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

Index
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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 2,194,818 remained available under the program, as of September 27, 2025. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended September 27, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.2
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

10.3 *
Receivables Financing Agreement Amendment No. 14, dated October 16, 2025, by and among The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association and the other lenders party thereto.
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

THE DAVEY TREE EXPERT COMPANY

Date:	November 3, 2025	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Date:	November 3, 2025	By:	/s/ Thea R. Sears
Thea R. Sears
Senior Vice President and Controller
(Principal Accounting Officer)