Form 10-K
period 2025-12-31
DAVEY TREE EXPERT CO
filed 2026-03-09
CIK 277638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There were 39,483,364 Common Shares outstanding as of March 6, 2026. The aggregate market value of the Common Shares held by nonaffiliates of the registrant as of June 27, 2025 was $961,760,585. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and its executive officers. The registrant's Common Shares are not traded on a public market.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, to be held on May 19, 2026, are incorporated by reference into Part III (to be filed within 120 calendar days of the registrant’s fiscal year end).

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "might," "expects," "intends," "plans," "anticipates," "believes," "estimates," "seeks," "predicts," "potential," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. The following are some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition. These risks are described in greater detail in Item 1A of Part I, “Risk Factors.”:
•our inability to attract and retain a sufficient number of qualified employees for our field operations or qualified management personnel and the possibility that increased wage rates may result from our need to attract and retain employees;
•our ability to withstand intense competition;
•the potential impact of acquisitions or other strategic transactions;
•the impact of wildfires, as well as other severe weather events and natural disasters, which may worsen or increase due to the effects of climate change;
•increases in the cost of obtaining adequate insurance, or the inadequacy of our self-insurance accruals or insurance coverages;
•inability to obtain, or cancellation of, third-party insurance coverage;
•fluctuations in our quarterly results due to the seasonal nature of our business or changes in general and local economic conditions, among other factors;
•payment delays or delinquencies resulting from financial difficulties of our significant customers, particularly utilities;
•the outcome of litigation and third-party and governmental regulatory claims against us;
•an increase in our operating expenses due to significant increases or volatility in fuel prices for extended periods of time, and ongoing volatility arising from the effects of geopolitical conflict;
•disruptions, delays or price increases within our supply chain;
•the impact of global climate change and related regulations;
•being contractually bound to an unprofitable contract;
•a disruption in our information technology systems, including a disruption related to our cybersecurity program or a third-party's information technology system upon which we rely, or the impact of costs incurred to comply with cybersecurity or data privacy regulations;
•widespread outages, interruptions or other failures of operational, communication and other systems;
•damage to our reputation of quality, integrity and performance;
•our failure to comply with environmental laws resulting in significant liabilities, fines and/or penalties;
•difficulties obtaining surety bonds or letters of credit necessary to support our operations;
•an overall decline in the health of the economy or our industry, including as a result of high inflation or interest rates, instability in the global banking system, geopolitical conditions, unemployment rates, or changes in the labor market, political and social unrest, the possibility of an economic recession, or public health crises;
•the effect of various economic factors, including inflationary pressures, that may adversely impact our customers’ spending and pricing for our services, and impede our collection of accounts receivable;

•uncertainties in the credit and financial markets, including the negative impacts of geopolitical conflicts, supply chain shortages and disruptions, variable interest rates, unemployment rates, labor shortages and inflationary cost pressures, among other factors, potentially limiting our access to capital;
•changes and instability in policies and regulations affecting international trade, including trade restrictions and tariffs;
•fluctuations in foreign currency exchange rates;
•significant increases in health care costs;
•our inability to properly verify the employment eligibility of our employees;
•the impact of corporate citizenship and environmental, social and governance matters and/or our reporting of such matters;
•the impact of events such as natural disasters, public health epidemics or pandemics, terrorist attacks or other external events;
•the impact of tax increases and changes in tax rules;
•our ability to successfully implement our new enterprise resource planning system in a cost-effective and timely manner;
•limitations on our shareholders’ ability to sell their common shares due to the lack of a public market for such shares; and
•our ability to continue to declare cash dividends.
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
Competition and Customers
Our Residential and Commercial segment is one of the largest national tree care organizations in the United States, and competes with other national and local firms with respect to its services. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Additionally, our Utility segment is one of the largest providers of utility vegetation management services in the United States, and competes principally with major national competitors, including Asplundh Tree Expert, LLC, as well as several smaller regional firms.
Principal methods of competition in both operating segments are customer service, marketing, image, performance and reputation. Our program to meet our competition stresses the necessity for our employees to have and project to customers a thorough knowledge of all horticultural services provided, and utilization of modern, well-maintained equipment. Although pricing has not historically been a significant driver of customer decisions in our Residential and Commercial segment, it is increasingly influencing customer choice amid broader economic uncertainty and inflationary pressures. Additionally, pricing is generally the principal method of competition for our Utility segment, although in most instances consideration is given to reputation and past production performance.
We provide a wide range of horticultural services to private companies, public utilities, local, state and federal agencies, and a variety of industrial, commercial and residential customers. During 2025, we had revenues of approximately $167 million, or approximately 9% of total revenues, from Pacific Gas & Electric Company ("PG&E"), our largest customer.
We have also engaged in, and may continue to seek, acquisitions or other transactions to further enhance our competitive position, and have, in the past, acquired businesses aimed at expanding the geography and scope of our services. During 2025, our investments in businesses were approximately $8.5 million. For additional information, see Note D. Business Combinations. Such acquisitions or other transactions involve risks and may present financial or operational challenges and may not provide the benefits intended.

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
Marketing
We solicit business from residential customers principally through referrals, direct mail programs and to a lesser extent through the placement of advertisements in national magazines, trade journals and local newspapers. We also employ online marketing and lead generation strategies, including email marketing campaigns, search engine optimization, search engine marketing, and social media communication. Business from utility and commercial customers is obtained principally through negotiated contracts and competitive bidding. We carry out all of our sales and services through our employees. We generally do not use agents, and do not franchise our name or business.
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

Human Capital
Our values — safety, integrity, expertise, leadership, stewardship and perseverance — are built on the foundation that our people are the key to our success and sustainability as a company. We aim to engage and inspire our employees every day, and provide them with education and development opportunities to help them grow personally and professionally. As of December 31, 2025, we employed approximately 12,300 people, of which approximately 92% were in the United States and 8% were in our Canadian locations. Of our active employees, 98% are full time, 2% are part time and 11% are covered by a collective bargaining agreement. We consider our employee relations to be good.
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
We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2025, women represented 15% of our total employees, and minorities (defined as those who identify as Black/African American, Hispanic/Latino, American Indian/Alaskan Native, Asian, Hawaiian/Pacific Islander and/or two or more races) represented 34% of our U.S. employees.
Education and Development
To sustain our growth, it is imperative that we invest in our employees’ personal and professional development. Since our founding in 1880, employee education has been fundamental to our success, equipping each employee with the tools they need to deliver the best possible care to our clients. Through our Learning Management System ("LMS"), employees can access our extensive online education and development programs, consisting of courses covering a variety of topics. In addition to online LMS training, we offer multiple in-person training opportunities at our Davey Institute and regional workshop sessions. The largest onsite training—the Davey Institute of

Tree Sciences ("D.I.T.S.")—takes place each February in Kent, Ohio. A modern-day take on the original experiences taught by John Davey, D.I.T.S. is open to employees from all over the U.S. and Canada, and the program still uses a combination of lecture and outdoor experiential learning. Our SEED Campus, home to specialized research and training facilities, opened in the third quarter of 2025. The SEED campus provides a state-of-the-art environment to cultivate talent, enhance skills and drive operational efficiencies. Additionally, we offer an employee education scholarship program for employees who want to pursue higher education to further their careers with the Company.
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
▪Code of Ethics
▪Code of Ethics for Financial Matters
Item 1A. Risk Factors.
The factors described below represent material risks that could adversely affect our business, reputation, financial condition, results of operations, liquidity and cash flows. Although risks are organized by headings and each risk is discussed separately, many are interrelated. These risks are not listed in order of severity, materiality, or probability, and no inference should be drawn from the order in which they appear. Disclosure of risks should not be interpreted to imply that the risks have not already materialized, and, except as otherwise indicated, these factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring. Other risk factors may exist that we do not consider to be material based on information that is currently available or that we are not currently able to anticipate.
Risks Related to Our Industry in Which We Intend to Compete
We may be unable to employ a sufficient workforce for our field operations.
Our industry operates in an environment that requires heavy manual labor, and where the competition for personnel is high. Our ability to hire and retain sufficient qualified field operations workforce to support our growth strategy is generally subject to several external factors such as labor availability and unemployment levels in the markets in which we operate, demographic shifts and changes in laws and policies regarding immigration and work authorizations in jurisdictions where we have operations. In addition, a lack of qualified labor or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain qualified employees, or could lead to delays in service delivery or inability to meet customer demand. Our wages and benefits programs and any steps we take to increase our wages and benefits may be insufficient to attract and retain talent at all levels of our organization. Additionally, changes to the laws and regulations that govern the classification or wages of workers may require us to make changes to our operations and may negatively impact our business, increase our costs and expose us to various liabilities.
We may be unable to attract and retain skilled management.
Our long-term success partially depends on our ability to attract and retain key employees who possess the experience, leadership capabilities and values necessary to support our business and execute our strategy. Competition for the best people can be intense, and depends on many factors, including the attractiveness of our compensation and benefit programs, and we may not be able to promote, hire or retain key employees. We closely monitor wage, salary and benefit costs in an effort to remain competitive in our markets. Attracting and maintaining a high quality workforce is a priority for our business, and as wage, salary or benefit costs increase, including as a result of minimum wage legislation and inflationary impacts, our operating costs will likely continue to increase. The loss of services of one or more of our key employees could have a material adverse impact on our business because of the loss of skills, knowledge of our industry and years of industry experience, and the difficulty of promptly finding qualified replacement personnel, and ineffective succession planning could result in unexpected costs, reduced productivity and/or difficulties with respect to internal processes and controls.
We are subject to intense competition.
We believe that each aspect of our business is highly competitive. Principal methods of competition in our operating segments are customer service, marketing, image, performance and reputation. Although pricing has not historically been a significant driver of customer decisions in our Residential and Commercial segment, it is is increasingly influencing customer choice amid broader economic uncertainty and inflationary pressures. Additionally, pricing is generally the principal method of competition for our Utility segment, although in most instances consideration is also given to reputation and past production performance. On a national level, our competition is primarily landscape construction and maintenance companies as well as residential and commercial lawn care companies. At a local and regional level, our competition comes mainly from small, local companies which are engaged primarily in tree care and lawn services. Our Utility segment competes principally with one major national competitor, as well as several smaller regional firms. Furthermore, competitors may have lower costs because privately-owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. Our competitors may develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. These strong competitive pressures could inhibit our success in bidding for profitable business and may have a material adverse effect on our business, financial condition and results of operations.
We face risks related to future acquisitions or other strategic transactions.
We have acquired businesses in the past and expect to continue to acquire businesses or assets in the future. However, there can be no assurance that we will be able to identify and complete suitable acquisitions. The failure to identify suitable acquisitions and successfully integrate any acquired businesses may limit our ability to expand our operations and could have an adverse effect on our business, financial position and results of operations. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements in businesses that we acquire. The process of integrating an acquired business may result in unexpected difficulties and expenses, including the inability to retain employees, customers and suppliers; difficulties implementing our strategy at the acquired business; the assumption of actual or contingent liabilities; failure to effectively and timely adopt and adhere to our internal control processes, accounting systems and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expenses associated with litigation with sellers of such businesses.
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
We could be materially adversely affected by wildfires and other severe weather events and natural disasters.
Our financial condition, results of operations, liquidity and cash flows could be materially affected by potential losses resulting from the impacts of wildfires in California and other areas as well as major weather events and natural disasters, including storms, floods, heat waves and droughts. The nature, frequency and severity of such events may be further exacerbated by climate change, and such events have in the past and could in the future expose the Company to litigation and liabilities pursuant to the Company’s indemnification obligations to its customers. Although preventative measures may help mitigate damage, such weather events and natural disasters could result in severe business disruptions, property damage, injuries or loss of life, and delays in recovery may be significant. Any such event could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and cash flows. Further, these events could result in, and in some cases, have resulted in, government enforcement actions or regulatory penalties, litigation and/or civil or governmental actions, including investigations, citations and fines, against our customers and against us if any related losses are found to be the result of their or our activities and services. Ongoing litigation relating to wildfires, including litigation in which we are named as a defendant, could take a number of years to resolve due to the complexity of the matters, including ongoing investigations into the cause of the fire and the number of claims or parties that may be involved.
In addition, such weather events and natural disasters may impact the timing and frequency of the performance of our services, or our ability to perform the services at all. For example, severe weather conditions, such as excessive heat or cold, may result in maintenance services being reduced for part of a season or beginning or ending earlier than anticipated, which could result in lost revenues or require additional service to be performed for which we may not receive corresponding incremental revenues. Certain extreme weather events, such as hurricanes and tropical storms, can result in increased revenues related to cleanup and other services. However, such weather events may also impact our ability to deliver our contracted services or cause damage to our facilities or equipment. These weather events can also result in higher fuel costs, higher labor costs and shortages of raw materials and products. As a result, a perceived earnings benefit related to extreme weather events may be moderated. Droughts could cause shortages in the water supply and governments may impose limitations on water usage, which may change customer demand for landscape maintenance and irrigation services. There is a risk that demand for our services will change in ways that we are unable to predict.
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
In 2025, we derived approximately 55% of our total revenues from our Utility segment. Significant adverse developments in the utility industry generally, or specifically for our major utility customers, could result in pressure to reduce costs by utility industry service providers (such as us), delays in payments of our accounts receivable, or increases in uncollectible accounts receivable, among other things. As a result, such developments could have an adverse effect on our results of operations.
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
The unavailability or cancellation of third-party insurance coverage may have a material adverse effect.
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
Our business, other than tree services to utility customers, is highly seasonal and weather dependent, primarily due to fluctuations in horticultural services provided to Residential and Commercial customers. Based on the geographic areas we service, revenue and operating income are generally highest in the second and third quarters of the calendar year. Inclement weather, such as extreme temperatures, storms, floods, wildfires and other events, and the frequency, pattern or intensity of which may be increased by climate change, could dampen the demand for our horticultural services, resulting in reduced revenues, which would adversely affect our results of operations.
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
We are subject to third-party and governmental regulatory claims and litigation and potential adverse litigation judgments or settlements resulting from those claims.
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
The cost of fuel is a major operating expense of our business. Sustained increases or heightened volatility in fuel prices for extended periods of time, such as those driven by geopolitical conflicts, as well as broader inflationary pressures, will cause our operating expenses to fluctuate. An increase in cost with partial or no corresponding compensation from customers would lead to lower margins, which would have an adverse effect on our results of operations.
Disruptions, delays or price increases within our supply chain could adversely affect our results of operations.
Our business is affected by the availability and price of materials and equipment (including trucks, chippers and service vehicles) that are used in providing service to our customers, which have been, and may continue to be, affected by numerous forces beyond our control, including geopolitical instability, supply chain disruptions and constraints, product shortages, governmental regulations, trade restrictions, tariffs and other trade barriers and inflationary pressures. A significant disruption in our ability to obtain these products, including any shortages in sources of supply, price increases, and production and other supply chain disruptions, could disrupt our ability to provide services and result in a loss of revenues, reduced margins and damage to our relationships with customers. In addition, while we seek to manage price and availability risks related to supplies, such as fuel, fertilizer, chemicals, and mulch, through procurement strategies, these efforts may not be successful, and we may experience adverse impacts due to rising prices of such products or scarcity of such products. Any increases in prices could adversely affect our profits should we be unable to pass along such price increases to our customers.
Global climate change and related regulations could negatively affect our business.
There is a continued focus from certain advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. For example, while a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any such initiatives, restrictions and requirements could restrict our operating activities, require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our energy, raw material and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us. For example, California adopted laws requiring certain climate change-related disclosures. Compliance with these laws could require significant expenditures and a substantial amount of management's time. We believe we are in compliance in all material respects with existing climate-related government restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.

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
▪fluctuations in insurance expense due to changes in claims experience and actuarial assumptions; and
▪general and local economic conditions, including the impact of inflationary pressures, trade restrictions, tariffs and other trade barriers, changes in the labor market, political and social unrest, a prolonged shutdown of the U.S. federal government, and any recession that has occurred, or may occur in the United States or Canada.
Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.
We may be adversely affected if we enter into a major unprofitable contract.
Our Residential and Commercial segment and our Utility segment frequently operate in a competitive bid contract environment and may be negotiated on a fixed or capped-fee basis for the services covered. Such contracts generally require that the total amount of work, or a specified portion thereof, be performed for a single price regardless of our actual costs. We may misjudge a bid and be contractually bound to an unprofitable contract, which could adversely affect our results of operations. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, our cost overruns may cause the contract not to be as profitable as we expected or could cause us to incur losses.
We may be adversely affected by disruptions to our information technology systems, including those related to cybersecurity.
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, or the systems of third parties upon whom we rely, could be breached or damaged by computer viruses, natural or man-made incidents or disasters, including third-party action, insider attacks, employee or service provider error or malfeasance, phishing or denial-of-service attacks, ransomware or other malware, social engineering, other unauthorized physical or electronic access, or otherwise. In addition, to the extent artificial intelligence capabilities continue to improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks on the Company, suppliers, or customers. Furthermore, vulnerabilities may be introduced from the use of artificial intelligence by us, our financial services providers and other vendors and third-party providers. A cyberattack or breach involving our information technology systems or those of our suppliers or other partners could result in business disruption, including disruptions in critical systems, corruption or loss of data, loss or theft of funds, theft of our intellectual property, trade secrets, customer information or other data and unauthorized access to, or release of, personnel information. In addition, we face increased information technology security and fraud risks due to employees working remotely, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, reputation, relationships with our customers, financial condition, operating results and cash flows and could expose us to data loss, allow others to unfairly compete with us, and subject us to litigation, government enforcement actions, regulatory penalties and costly response measures. We could also be adversely impacted by cybersecurity incidents that occur at third parties that lead to widespread technology outages, interruptions or other failures of operational, communication or other systems globally and across companies and industries. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future, and we may not have adequate insurance coverage to compensate us for any losses relating to such events.
Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage information technology systems continue to evolve and become more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis, and future cyber-attacks could go undetected and persist for an extended period of time. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or yet unknown threats, as in some instances, we, or our suppliers and other partners, may be unaware of an incident or its magnitude and effects. We also face the risk that we may expose our customers or partners to cybersecurity attacks. Furthermore, our vendors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements. Because we do not control our vendors and other third parties and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack, or other information or security breach. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance employees and reputation. Any of these factors could have a material adverse effect on us.
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
Economic conditions may adversely impact our customers’ future spending as well as pricing and payment for our services.
Various economic factors, such as inflationary pressures, variable interest rates, the impact of tariffs or other trade barriers or restrictions, unemployment rates, or changes in the labor market, political and social unrest, decreased discretionary spending and customers' confidence in future economic conditions, and any economic downturn or recession, or prolonged shutdown of the U.S. federal government, may adversely impact the demand for our services and potentially result in depressed prices for our services and the delay or cancellation of projects. That may make it difficult to estimate our customers' requirements for our services and, therefore, add uncertainty to customer demand. Such economic factors may also cause a reduction in our customers' spending for our services and impact the ability of our customers to pay amounts owed, which could reduce our cash flow and adversely impact our debt or equity financing. These events could have a material adverse effect on our operations and our ability to grow at historical levels. In addition, inflation during the past few years has led us to experience higher costs, including increased labor and transportation costs and costs for materials from suppliers, and in the competitive markets in which we operate, we may not be able to increase prices correspondingly to preserve our gross margins and profitability.
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
Changes in U.S. trade policy and the impact of tariffs may continue to adversely impact our customers, our industry and our business. Even though we primarily sell our services to U.S. customers and our suppliers are primarily domestic, we still rely on imported materials, components, or finished goods. The U.S. government has made significant changes in U.S. trade policy, including the imposition of baseline tariffs on product imports from almost all countries and the potential for individualized higher tariffs on certain other countries, and those tariffs remain in flux. Certain foreign governments either have taken or are threatening to take retaliatory actions in response. Furthermore, on February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act, introducing further uncertainty regarding trade policy actions and any potential refund processes.
Tariffs or other trade restrictions, along with related pending litigation have resulted in and may continue to cause uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence and inflation and could result in an economic downturn or recession which could decrease demand for our services or could increase the cost of equipment, goods and materials used in our business. This could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. The ultimate impact of tariffs and other trade policies on the Company's business will depend on several factors, including future measures implemented by the U.S. government and the governments of other countries, the overall magnitude and duration of those measures, and the Company's ability to mitigate effects. While we intend to continue to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term.
We are subject to the effect of foreign currency exchange rate fluctuations.
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
Heightened scrutiny of our environmental, social or governance policies, practices and strategy may adversely affect our business.
There is an increasing focus from certain customers, consumers, employees, and other stakeholders concerning environmental, social and governance ("ESG") matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow, both positively and negatively. If our ESG practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. On the other hand, "anti-ESG" sentiment has gained momentum across the U.S. with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue "anti-ESG" policies, including anti-diversity, equity and inclusion, policies or legislation and engaged in related investigations and litigation.
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

If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or be perceived to fail, in our achievement of such initiatives or goals, or fail in fully and accurately reporting our progress on such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. Alternatively, we could face scrutiny, reputation risks, lawsuits or other negative impacts from stakeholders and government institutions who do not support or actively oppose our ESG initiatives or measures. In either case, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters and could face a negative reaction or legislation that impedes our activities or reflects poorly upon the Company and our business and financial condition could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
Natural disasters, pandemics, terrorist attacks and other external events could adversely affect our business.
Natural disasters, the nature, frequency and severity of which may be exacerbated by climate change, public health crises, terrorist attacks, civil unrest, geopolitical instability, and other adverse external events could materially damage our facilities or disrupt our operations or damage the facilities or disrupt the operations of our customers or vendors, and may pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time. Although preventative measures may help to mitigate damage, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance. The occurrence of any such event could adversely affect our business, financial condition and results of operations.
Tax increases and changes in tax rules may adversely affect our financial results.
As we conduct our business with physical operations throughout North America, we are exposed both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Changes in tax laws or interpretations of such laws could increase our corporate taxes and negatively impact our results of operations and financial condition. Federal, state and local tax authorities may enact changes in tax law, issue new regulations or other pronouncements or issue interpretations of existing tax laws that could increase our current tax burden and impose new taxes on our business, or authorities who have not imposed taxes in the past may impose taxes. Any attempts to avoid or mitigate such new taxes or interpretations may not be successful and could result in an increase to our tax liability. Guidance on previously enacted tax law changes could impact our interpretations of existing law and also have an impact on our business. For instance, taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. In addition, we are also subject to audits by various taxing authorities. An adverse audit outcome could unfavorably impact our effective tax rate and increase our tax liabilities. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.
Failure to implement a new enterprise resource planning system successfully in a cost effective and timely manner could have a material adverse effect on us.
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
ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC, and otherwise operate our business. New system implementations across the enterprise, such as the current implementation of our new ERP system, which includes a cloud-based solution, also pose risks of outages or disruptions, which could affect our suppliers, operations, and customers. Issues faced by us or our third-party cloud computing providers, including technological or business-related disruptions or prolonged third-party service outages, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.
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
Each year, Davey Tree conducts an Enterprise Risk Management (“ERM”) assessment, which is a company-wide survey that gathers feedback from all key leaders across the organization as well as the Board of Directors. This process is designed to identify, evaluate and prioritize potential risks, including those related to cybersecurity events that may affect Davey Tree’s strategic, operational or financial objectives. Our senior leadership team closely reviews the results of this survey to determine areas of elevated risk exposure and to develop corresponding mitigation and adaptation strategies, as needed, and reports such key findings directly to the Audit Committee.
In addition, the CIO provides regular updates to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as well as other members of Davey’s executive leadership team, as deemed necessary, on matters relating to cybersecurity. In addition to scheduled briefings, the CIO maintains an ongoing dialogue with our executive leadership team regarding emerging or potential cybersecurity risks.
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
The Board recognizes its responsibility to oversee risk management. Specifically, the Board is responsible for monitoring and assessing certain strategic and operational risk exposures, including legal, regulatory, information technology, corporate social responsibility, climate change and sustainability, human capital and reputation risks. As part of this responsibility, the Board requires management to perform an overall assessment of risk annually. The Audit Committee is responsible for reviewing the ERM assessment and discussing with management the major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee then reports these findings to the full Board to assist in its oversight of risk management.

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

Segment	Number of Properties	How Held	Square Footage	Number of States or Provinces
Residential and Commercial	65	Owned	393,655	26
Utility	1	Owned	5,850	1
Residential and Commercial, and Utility	3	Owned	60,746	3
All Other	12	Owned	245,862	3
We also lease approximately 246 properties in 37 states, five provinces and Puerto Rico.
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
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters were resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree was the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date was set for June 2, 2025. The trial was held and eight days later, on

June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100,000, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351,312. The jury also apportioned fault between the Company and the Plaintiff, and specifically apportioned 90% of the fault to the Company and 10% of the fault to the Plaintiff’s Decedent. On June 23, 2025, based on the jury’s findings and Georgia law, the Court entered a verdict against the Company in the amount of $4,906,180, which the Company has fully accrued for as of December 31, 2025. On July 9, 2025, Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. The Company also filed its own Motion Notwithstanding the Verdict on July 23, 2025. A hearing was held on Plaintiff's and the Company’s post judgment motions on January 14, 2026. On February 24, 2026, the Court denied the Company’s Motion for Judgment Notwithstanding the Verdict and Plaintiff’s Motion to Set Aside Judgment and Motion for New Trial but partially granted Plaintiff’s Motion for Judgment Notwithstanding the Verdict. Specifically, the Court found that there was no evidence presented at trial to support the jury’s apportionment of 10% fault to the Plaintiff’s Decedent. Accordingly, the Court entered an Amended Judgment on February 24, 2026 against the Company in the amount of $5,451,312. The Company is currently evaluating its appellate options. The deadline for filing a notice of appeal is March 25, 2026.
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided, and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. On March 27, 2024, the Federal Court ordered the plaintiff to refile a deficient RICO statement, dismissed the Company’s motion to dismiss without prejudice and leave to refile once the plaintiff’s RICO statement has been refiled, and set a briefing schedule. The Company then refiled its Motion to Dismiss in early summer 2024 and that Motion to Dismiss was granted on March 3, 2025, dismissing all RICO related claims against the moving defendants. Plaintiffs have since filed a Motion for Reconsideration of its Motion to Dismiss, a Motion to Stay pending the outcome of the Motion to Dismiss, and a Motion to Remand the case to State Court. Davey filed responses to the motions. The Federal Court denied Plaintiff's Motion to Stay, and Plaintiff’s Motion for Reconsideration and Motion for Remand remain pending. The Federal Court has not yet set a trial date.
The Company and Wolf Tree have denied all liability and are vigorously defending against all allegations and claims in the remaining pending actions in both civil cases.
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
On September 22, 2025, the Court in JCCP No. 4955 set a trial date in all of the coordinated actions for June 8, 2026 and reserved the month of June for the trial. The parties entered into a Settlement Agreement in the amount of $208,000,000 on November 25, 2025. Parties filed a good faith motion for approval of parties settlement the week of January 20, 2026. The parties continue to resolve any remaining outstanding procedures needed for final resolution of claims pursuant to the settlement agreement and California law requirements.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance receivable within our Consolidated Balance Sheet as of December 31, 2025.

Vehicle Accident Lawsuit
In January 2023, a wrongful death lawsuit was brought against Davey Tree and a Davey Tree employee in the Circuit Court of the Fifth Judicial Circuit, Citrus County, Florida related to a vehicle accident that occurred on January 7, 2022. The vehicle accident occurred when, in an attempt to avoid a rear-end collision with a stopped vehicle, the Davey Tree driver swerved to the left over the centerline into oncoming traffic and struck Decedent’s oncoming vehicle. The Decedent sustained severe injuries and ultimately passed away. Plaintiff, individually and on behalf of Decedent’s Estate, brought suit against Davey Tree and its driver for wrongful death.  The case was tried before a jury commencing on December 1, 2025. The jury returned a verdict on December 9, 2025, finding that the Davey Tree driver’s negligence caused Plaintiff’s Decedent’s death, and that Plaintiff’s Decedent was not negligent. The jury awarded total damages of $54,128,377 to Plaintiff.  Following the verdict, the parties engaged in post-trial motions and Davey Tree continues to deny and vigorously defend the claims brought in this action. The Company is fully accrued up to our self-insurance limit of $11,000,000 and we believe that any losses in excess of our self-insurance limit would be recovered through our third-party insurance providers and have accrued a corresponding insurance receivable within our Consolidated Balance Sheet.
Item 4.  Mine Safety Disclosures.
Not applicable.

Information about our Executive Officers.
Our executive officers and their present positions and ages as of March 1, 2026 were as follows:

Name	Age	Position	Years with Company	Served as an Executive Officer Since

Patrick M. Covey	62	Chairman, President and Chief Executive Officer	34	2007

Joseph R. Paul, CPA	64	Executive Vice President, Chief Financial Officer and Assistant Secretary and Director	20	2005

Christopher J. Bast, CPA, CTP	58	Senior Vice President, Treasurer and Operations Support	12	2013

Anna C. Davis	45	Senior Vice President, Human Resources	23	2025

James E. Doyle	57	Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited	36	2014

Scott A. Hyland	52	Senior Vice President, Marketing	22	2025

Gregory M. Ina	54	Executive Vice President, The Davey Institute and Employee Development	30	2016

Sandra L. Reid	62	Executive Vice President, Corporate Communications and Strategic Planning	39	2025

Brent R. Repenning	54	Executive Vice President, Specialized Services and Emerging Businesses	31	2014

Erika J. Schoenberger	46	General Counsel and Senior Vice President and Secretary	8	2018

Thea R. Sears, CPA	57	Senior Vice President and Controller	32	2010
Mr. Covey was appointed Chairman effective March 2020, Chief Executive Officer effective July 2017, and served as President and Chief Operating Officer since March 2016 and as a Director since May 2014. He previously served as President and Chief Operating Officer, U.S. Operations, having been appointed in April 2014, and as Chief Operating Officer, U.S. Operations, having been appointed in February 2012. Prior to that time, Mr. Covey served as Executive Vice President, having been appointed in January 2007, Vice President and General Manager of the Davey Resource Group, having been appointed in March 2005, and Vice President, Southern Operations, Utility Services, having been appointed in January 2003. Previously, having joined Davey Tree in August 1991, Mr. Covey held various managerial positions, including Manager of Systems and Process Management and Administrative Manager, Utility Services.
Mr. Paul was appointed Director effective May 2024 and continues to serve as Executive Vice President, Chief Financial Officer and Assistant Secretary since May 2021. Mr. Paul previously served as Executive Vice President, Chief Financial Officer and Secretary effective March 2016, and as Chief Financial Officer and Secretary, having been appointed in March 2013. Prior to that time, he served as Vice President and Treasurer, having been appointed in May 2011. Mr. Paul joined Davey Tree as Treasurer in December 2005.
Mr. Bast was appointed Senior Vice President, Treasurer and Operations Support in December 2022. Prior to that time, he was appointed Vice President effective September 2017, having previously served as Treasurer since April 2013. Mr. Bast joined Davey Tree in March

2013 and prior to joining Davey Tree, he served in various management positions from 1994 to 2013 at Diebold, Incorporated, a provider of self-service delivery and security systems.
Ms. Davis was appointed Senior Vice President of Human Resources effective January 2025. Ms. Davis previously served as Vice President of Human Resources, having been appointed in 2021, and as Director of Human Resources Administration, having been appointed in 2018. Previously, having joined Davey Tree in 2002, Ms. Davis has held various managerial positions within Human Resources.
Mr. Doyle was appointed Executive Vice President and General Manager, Davey Tree Expert Co. of Canada, Limited ("Davey Tree Limited") in May 2014. Mr. Doyle was additionally appointed President, Davey Tree Limited, effective January 2026. Previously, Mr. Doyle served as Vice President and General Manager, Davey Tree Limited, having been appointed in February 2012, Vice President and General Manager, Operations, Davey Tree Limited, having been appointed in May 2011, and Vice President, Operations, Davey Tree Limited, having been appointed in January 2006. Previously, having joined Davey Tree in 1989, Mr. Doyle held various managerial positions, including District Manager and Operations Manager.
Mr. Hyland was appointed Senior Vice President of Marketing effective January 2025. Previously, he served as Vice President of Marketing beginning in 2022 and as Director of Marketing beginning in 2014. Earlier in his tenure, Mr. Hyland served as Manager of Sales Development, a position he assumed in 2008. He joined Davey Tree in 2003. Prior to joining the Company, Mr. Hyland served as a Player Agent for ICON Sports Management, an IMG Company.
Mr. Ina was appointed Executive Vice President, The Davey Institute and Employee Development in July 2017, having previously served as Vice President and General Manager of Research, Recruiting and Human Resource Development effective April 2016, and having previously been appointed as an officer effective March 2016. Prior to this time, he served as Vice President and General Manager of the Davey Institute, having been appointed in May 2009, and General Manager of the Davey Institute, having been appointed in May 2006. Previously, having joined Davey Tree in 1996, Mr. Ina held various managerial and operational positions in the Davey Institute and Davey Resource Group.
Ms. Reid was appointed Executive Vice President, Corporate Communications and Strategic Planning, effective January 2025. Ms. Reid previously served as Vice President, Corporate Communications and Strategic Planning, having been appointed in 2013. Prior to that time, she served as Manager of Corporate Communications and Marketing, having been appointed in 2009. Previously, having joined Davey Tree in 1986, Ms. Reid held various positions within the Davey Institute, corporate communications and marketing.
Mr. Repenning was appointed Executive Vice President, Specialized Services and Emerging Businesses effective March 2026. Mr. Repenning has also served as President, Specialized Services and Emerging Businesses since January 2026. Mr. Repenning previously served as Executive Vice President, U.S. Utility and Davey Resource Group from July 2017 to March 2026, Senior Vice President, Davey Resource Group and Eastern Utility, from October 2016 to July 2017, and as Vice President and General Manager, Davey Resource Group, having been appointed in June 2010. Prior to that time, he served as Vice President, Davey Resource Group, having been appointed in October 2009. Previously, having joined Davey Tree in 1994, Mr. Repenning held various managerial and operational positions, including Regional Manager, Production Manager and Supervisor.
Ms. Schoenberger was appointed as General Counsel and Senior Vice President in January 2025 and additionally appointed as President, Davey Tree Surgery Company effective January 2026. Ms. Schoenberger previously served as Vice President and General Counsel and Secretary from May 2021 to January 2025 and as Assistant Secretary from September 2018 to May 2021. Ms. Schoenberger joined the Company in August 2018 as Vice President and General Counsel. Prior to joining Davey Tree, Ms. Schoenberger served as General

Counsel, Corporate Secretary and Senior Vice President at the Oneida Group, Inc., a global marketer of tabletop and food preparation products from September 2013 until she joined the Company. Prior to that, she was a Partner at Frost Brown Todd, LLC, a national full service law firm.
Ms. Sears was appointed Senior Vice President and Controller effective January 2025 having served as Vice President and Controller since September 2017. Prior to that time, she served as Controller since September 2016. Previously, she served as Assistant Controller, having been appointed in May 2010, Manager of Financial Accounting, having been appointed in April 1998, and as Supervisor of Financial Accounting, having been appointed in September 1995. Having joined Davey Tree in 1993, Ms. Sears has held a variety of roles in financial reporting, managerial reporting and operations accounting.
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

	Common Share Price Range		Cash Dividends Declared (in cents)
	High	Low
Fiscal Year 2025
First quarter ended March 29, 2025	$24.10	$22.80	2.50
Second quarter ended June 28, 2025	24.10	24.10	2.50
Third quarter ended September 27, 2025	25.50	24.10	2.50
Fourth quarter ended December 31, 2025	27.60	25.50	3.00
Fiscal Year 2024
First quarter ended March 30, 2024	22.20	20.80	2.50
Second quarter ended June 29, 2024	22.20	22.20	2.50
Third quarter ended September 28, 2024	22.80	22.20	2.50
Fourth quarter ended December 31, 2024	24.10	22.80	2.50

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
Record Holders
On March 6, 2026, we had 5,909 record holders of our common shares.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities
The following table provides information on purchases made by the Company of our common shares during the fiscal year ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2025
January 1 to January 25	5,000	$22.80	—	2,280,037
January 26 to February 22	1,718	22.80	—	2,280,037
February 23 to March 29	361,111	24.10	—	2,280,037
Total First Quarter	367,829	24.08	—

March 30 to April 26	854,050	24.10	—	2,280,037
April 27 to May 24	376,820	24.10	—	2,280,037
May 25 to June 28	426,389	24.10	85,219	2,194,818
Total Second Quarter	1,657,259	24.10	85,219

June 29 to July 26	777	24.10	—	2,194,818
July 27 to August 23	120,699	25.50	—	2,194,818
August 24 to September 27	288,997	25.50	—	2,194,818
Total Third Quarter	410,473	25.50	—

September 28 to October 25	770,354	25.50	122,555	2,072,263
October 26 to November 29	660,258	25.50	—	2,072,263
November 30 to December 31	16,107	25.50	—	2,072,263
Total Fourth Quarter	1,446,719	25.50	122,555

Total	3,882,280	$24.77	207,774

(1) During the year ended December 31, 2025, the Company purchased 3,674,506 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 2,072,263 remained available under the program as of December 31, 2025. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.

Stock Performance Graph
Comparison of five-year cumulative return among The Davey Tree Expert Company, S&P 500 Stock Index and Selected Peer Group Companies Index
The following Performance Graph compares cumulative total shareholder returns (assuming an initial investment of $100 on December 31, 2020, and reinvestment of dividends) for The Davey Tree Expert Company common shares during the last five years to the Standard & Poor’s 500 Stock Index (the "S&P 500 Index") and to an index of selected peer group companies. The peer group, which is the same group used by Davey’s independent stock valuation firm, consists of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The peer group are all publicly held companies deemed to be engaged in similar lines of business.

Comparison of Five-Year Cumulative Total Return
The Davey Tree Expert Company

350
325
300
275
250
225
200
175
150
125
100
75
Five-Year Cumulative Return
2020
2021
2022
2023
2024
2025
Davey Tree
S&P 500 Index
Peer Group

	2020	2021	2022	2023	2024	2025
Davey Tree	100	121	124	150	163	188
S&P 500 Index	100	129	105	133	166	196
Peer Group	100	114	109	150	203	288
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
▪Overview of 2025 Results;
▪Results of Operations, including fiscal 2025 compared to fiscal 2024;
▪Liquidity and Capital Resources, including cash flow summary, contractual obligations summary, off-balance sheet arrangements, and capital resources;
▪Recent Accounting Guidance;
▪Critical Accounting Policies and Estimates; and
▪Market Risk Information, including interest rate risk and foreign currency exchange rate risk.
OVERVIEW OF 2025 RESULTS
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
Recent Trends
Our business continues to be impacted by a number of macro-economic factors. Ongoing changes in U.S. trade policy and ongoing geopolitical instability have only exacerbated an already difficult operating environment. These factors, combined with fluctuating interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.
We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government has previously announced new and additional tariffs on goods imported into the United

States, which has prompted retaliatory tariffs from other countries. Furthermore, on February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act, introducing further uncertainty regarding trade policy actions and any potential refund processes. Incremental tariffs and updated trade policies did not have a significant impact on our financial results in 2025, but could adversely impact our results in the future. As a result of the fluctuating U.S. tariff policy, and potential tariff modifications or the imposition of tariffs or export controls by other countries, combined with the challenges of higher inflation, we anticipate continued supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers. While we are implementing measures to mitigate these potential impacts, we are continuing to evaluate these factors and their potential effects on our profitability.
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
RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations as a percentage of revenues and the percentage change in dollar amounts of the results of operations for the periods presented:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025/2024	2024/2023
Revenues	100.0%	100.0%	100.0%	5.8%	8.8%
Costs and expenses:
Operating	66.8	64.6	64.4	9.5	9.1
Selling	17.6	17.5	18.0	6.5	5.6
General and administrative	8.0	8.2	7.8	3.5	14.2
Depreciation	3.8	3.5	3.2	13.6	20.5
Amortization of intangible assets	.3	.3	.3	(6.4)	7.1
Gain on sale of assets, net	(.2)	(.3)	(.4)	(18.2)	(20.4)
	96.3	93.8	93.3	8.6	9.4
Income from operations	3.7	6.2	6.7	(37.1)	.4
Other income (expense):
Interest expense	(1.1)	(1.1)	(.8)	7.0	47.9
Interest income	.1	.2	.1	(15.0)	69.8
Other	(.3)	(.5)	(.3)	(35.1)	63.6
Income before income taxes	2.4	4.8	5.7	(46.5)	(8.3)
Income taxes	.7	1.3	1.5	(41.0)	(2.8)
Net income	1.7%	3.5%	4.2%	(48.6)%	(10.2)%

Fiscal 2025 Compared to Fiscal 2024
A comparison of our fiscal year 2025 results to 2024 follows:

	Year Ended December 31,
	2025	2024	Change	% Change
Revenues	$1,947,969	$1,841,687	$106,282	5.8%
Costs and expenses:
Operating	1,301,601	1,188,557	113,044	9.5
Selling	343,696	322,801	20,895	6.5
General and administrative	156,696	151,361	5,335	3.5
Depreciation	73,368	64,562	8,806	13.6
Amortization of intangible assets	5,084	5,432	(348)	(6.4)
Gain on sale of assets, net	(4,669)	(5,710)	1,041	(18.2)
	1,875,776	1,727,003	148,773	8.6
Income from operations	72,193	114,684	(42,491)	(37.1)
Other income (expense):
Interest expense	(21,764)	(20,331)	(1,433)	7.0
Interest income	2,733	3,216	(483)	(15.0)
Other	(5,441)	(8,378)	2,937	(35.1)
Income before income taxes	47,721	89,191	(41,470)	(46.5)
Income taxes	14,396	24,395	(9,999)	(41.0)
Net income	$33,325	$64,796	$(31,471)	(48.6)%
Revenues--Revenues of $1,947,969 increased $106,282 compared with the $1,841,687 reported in 2024. Utility Services increased $54,214, or 5.4%, from the prior year. The increase was attributable to new accounts as well as price increases on existing accounts, partially offset by lower storm damage revenue. Residential and Commercial Services increased $57,163, or 7.0%, from 2024. The increase was primarily attributable increases in tree and plant care revenue, grounds maintenance revenue and consulting and other services, partially offset by a decrease in storm damage service.
Operating Expenses--Operating expenses of $1,301,601 increased $113,044 from the prior year, and as a percentage of revenues increased to 66.8% from 64.6%. Utility Services increased $49,294, or 6.6%, from 2024, and as a percentage of revenues increased to 74.8% from 74.0%. The increase was attributable to increases in labor and benefits expenses, subcontractor expenses and materials expenses. Residential and Commercial Services increased $31,594, or 7.2%, compared with 2024 and as a percentage of revenue increased to 53.4% from 53.2%. The increase was primarily attributable to increases in labor and benefits expense, subcontractor expenses, materials expenses and equipment expenses partially offset by a decrease in professional services expenses. The remaining increase from prior year was primarily attributable to a one-time $34,500 increase in self insurance related expenses driven by specific large loss claims within our general liability and vehicle liability classifications.
Fuel costs decreased in 2025 as compared with fuel costs for 2024 and impacted operating expenses within both segments. During 2025, fuel expense of $48,957 decreased $3,326, or 6.4%, from the $52,283 incurred in 2024. The $3,326 decrease included price decreases approximating $4,756 and usage increases approximating $1,430.
Selling Expenses--Selling expenses of $343,696 increased $20,895 from 2024 and as a percentage of revenues increased to 17.6% from 17.5%. Utility Services increased $6,188, or 5.4%, from 2024 and as a percentage of revenue remained at 11.4%. The increase was primarily attributable to increases in wages and benefits expenses and travel expenses partially offset by a decrease in professional services expenses. Residential and Commercial Services increased $19,414, or 9.3%, from 2024 and as a percentage of revenue increased to 26.0% from 25.5%. The increase was primarily attributable to increases in wages and benefits expenses, advertising expenses and office rent expenses.
General and Administrative Expenses--General and administrative expenses of $156,696 increased $5,335 from 2024 but as a percentage of revenues decreased to 8.0% from 8.2%. The increase was attributable to increases in salary and benefits expenses, information technology infrastructure related expenses and personnel development expenses partially offset by a decrease in professional services expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $78,452 increased $8,458 from the prior year and as a percentage of revenues increased to 4.1% from 3.8%. This increase was primarily attributable to an increased mix of equipment purchased or leased under finance leases rather than operating leases, along with depreciation on our corporate office expansion.
Gain on Sale of Assets--Gain on the sale of assets of $4,669 decreased $1,041 from the $5,710 recognized in 2024. The decrease was the result of the sale of fewer vehicles and equipment at a lower average gain per unit in 2025 as compared with our average gain in 2024.
Interest Expense--Interest expense of $21,764 increased $1,433 from the $20,331 incurred in 2024. The increase was attributable to higher average debt levels necessary to fund operations, capital expenditures and purchases of treasury shares, partially offset by lower average interest rates.
Interest Income--Interest income of $2,733 decreased $483 from the $3,216 of interest income in 2024. The decrease was attributable to decreases in market interest rates and a decrease in the balance of marketable securities investments in our captive insurance subsidiary.
Other, Net--Other expense, net of $5,441 decreased $2,937 from the $8,378 experienced in 2024. The decrease was primarily driven by an increase of $3,126 in gains on marketable securities. Other expense, net consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency transaction adjustments.
Income Taxes--Income taxes for 2025 were $14,396, an effective tax rate of 30.2%, compared with income taxes for 2024 of $24,395, or an effective tax rate of 27.4%. The increase of 2.8% in the effective tax rate as compared to 2024 was primarily attributable to increases in non-deductible expenses and state income taxes, partially offset by tax credits and the effect of Canadian income taxes.
Fiscal 2024 Compared to Fiscal 2023
A detailed discussion of the prior year 2024 to 2023 year-over-year changes has been omitted from this Form 10-K and can be found in Part II, Item 7. Management's Discussion and Analysis, in the 2024 Annual Report on Form 10-K filed with the SEC on March 10, 2025; which specific discussion is incorporated herein by reference.
Goodwill—Impairment Tests
Annually, we perform the impairment tests for goodwill during the fourth quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our business segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2025 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2025 that would impact this conclusion.
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
The carrying value of the recorded goodwill for all reporting units totaled approximately $98,723 at December 31, 2025. Based upon the goodwill impairment analysis conducted in the fourth quarter 2025, the determined fair value of the reporting units exceeded their carrying value by a significant amount.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow for the years ended December 31, 2025 and December 31, 2024, are summarized as follows:

	2025	2024
Cash (used in) provided by:
Operating activities	$154,574	$144,546
Investing activities	(125,266)	(169,643)
Financing activities	(34,588)	31,787
Effect of exchange rate changes on cash	206	(289)
(Decrease) Increase in cash	$(5,074)	$6,401
Net Cash Provided by Operating Activities--Operating activities in 2025 provided cash of $154,574 as compared to $144,546 provided in 2024. The $10,028 increase in operating cash flow was primarily attributable to an increase of $49,066 in cash provided by accounts receivable and the increase of $20,728 in cash provided by self-insurance accruals partially offset by the increase of $11,466 in cash used by accounts payable and accrued expenses, the increase of $19,089 cash used by other operating assets and liabilities, the increase of $6,146 in cash used by prepaid expenses and the increase of $2,208 in cash used by mitigation credit inventories.

Overall, accounts receivable decreased $12,475 in 2025 as compared to the increase of $36,591 in 2024. With respect to the change in accounts receivable arising from business levels, the "days-sales-outstanding" in accounts receivable (sometimes referred to as "DSO") at the end of 2025 decreased by 6 days to 70 days, when compared to 76 days at December 31, 2024. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Self-insurance accruals increased $30,901 in 2025, a change of $20,728 compared to the increase of $10,173 in 2024. This was primarily attributable to a one-time increase of $34,500 in reserves related to specific large loss claims within our general liability and vehicle liability classifications that the Company anticipates will be settled in 2026.
Accounts payable and accrued expenses increased $965 in 2025, a $11,466 change from the increase of $12,431 in 2024. The change was primarily related to decreases in income taxes payable and taxes other than income payable and the timing of accrued compensated absences, partially offset by an increase in accounts payable.
Other operating assets and liabilities, net used cash of $5,716 in 2025, an $19,089 decrease compared to $13,373 of cash provided in 2024. The change was primarily related to a lower amount of payroll taxes refundable collected in 2025 compared to 2024, an increase in income taxes refundable and an increase in operating supplies partially offset by a change in deferred income taxes payable and deposits.
Prepaid expenses increased $1,320 in 2025, a change of $6,146 compared to the $4,826 decrease in 2024. The change was primarily related to prepaid insurance premiums.
Mitigation bank credit inventories increased by $3,138 in 2025, a change of $2,208 compared to the increase of $930 in 2024. Mitigation bank credit inventory levels are affected by the timing of credit inventory sales. Mitigation bank credit inventories are composed of credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Net Cash Used in Investing Activities--Investing activities used $125,266 in cash, $44,377 less than the $169,643 used in 2024. The decrease was primarily the result of a decrease in capital expenditures for equipment of $12,543, a decrease in capital expenditures for land and buildings of $11,611, a decrease in purchases of businesses of $11,235 and an increase in net proceeds from sale of marketable securities of $9,581.
Net Cash Used in Financing Activities--Financing activities used $34,588 in cash in 2025, a decrease of $66,375 compared with the $31,787 of cash provided in 2024. Our net borrowing and repayment activity on our revolving credit facility resulted in a net cash outflow of $88,463 in 2025, a change of $159,793 as compared with $71,330 of cash provided by net borrowings during 2024. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Net proceeds from notes payable totaled $109,006 in 2025, a change of $105,364 when compared to the $3,642 net proceeds in 2024. Treasury share transactions (purchases and sales) used cash of $42,456 in 2025, $10,028 more than the $32,428 used in 2024. Dividends paid during 2025 totaled $4,314.
The Company currently repurchases common shares at the shareholders’ request in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares from the Davey 401KSOP and ESOP at the shareholders’ request approximated $26,891 and $15,988 in 2025 and 2024, respectively. Purchases of common shares, other than redeemable common shares, approximated $70,859 and $60,148 in 2025 and 2024, respectively.
Revolving Credit Facility--In July 2024, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in July 2029, permits borrowings, as defined, of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.25 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. In May 2025, the Company further amended its revolving credit facility with its existing bank group to, among other things, allow for certain intercompany advances among the Company and its subsidiaries, and in January 2026, the Company amended the revolving credit facility to revise the definition of Consolidated Earnings Before Interest and Taxes. As of December 31, 2025, we had unused commitments under the revolving credit facility approximating $272,319 and $127,681 committed, which consisted of borrowings of $125,431 and issued letters of credit of $2,250.
Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. As of December 31, 2025, the base rate was the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the "Note Purchase and Shelf Agreement") between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. In May 2025, the Company further amended its Note Purchase and Shelf Agreement with its existing purchasers to, among other things, allow for certain intercompany advances among the Company and its subsidiaries, and in January 2026, the Company amended the Note Purchase and Shelf Agreement to revise the definition of Consolidated Earnings Before Interest and Taxes. As the Company has previously issued notes with an aggregate amount outstanding of $220,000 under the Note Purchase and Shelf Agreement, as of December 31, 2025, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $30,000.
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
Term Loans, Weighted-Average Interest Rate--The weighted-average interest rate on the term loans approximated 5.24% at December 31, 2025 and 5.80% at December 31, 2024.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2025 were as follows:

Amount
Year ending December 31, 2026	$111,598
2027	47,407
2028	45,479
2029	125,431
2030	100,000
$429,915
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

The AR Securitization program has a limit of $175,000, of which $99,071 and $97,104 were issued for letters of credit (“LCs”) as of December 31, 2025 and December 31, 2024, respectively, and loans were issued in the amounts of $55,000 and $25,000 as of December 31, 2025 and December 31, 2024, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2025--to the bank in exchange for the bank issuing LCs.
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
As of December 31, 2025, we were in compliance with all debt covenants.
Contractual Obligations Summary
The following is a summary of our long-term contractual obligations, at December 31, 2025, to make future payments for the periods indicated:

		Contractual Obligations Due -- Year Ending December 31,
Description	Total	2026	2027	2028	2029	2030	Thereafter
Revolving credit facility	$125,431	$—	$—	$—	$125,431	$—	$—
Senior unsecured notes	258,460	41,630	55,102	52,646	5,190	103,892	—
Term loans	85,357	82,242	2,592	523	—	—	—
Financing lease obligations	42,479	11,102	9,029	7,958	6,010	4,001	4,379
Operating lease obligations	72,371	31,173	19,362	10,622	5,751	2,306	3,157
Self-insurance accruals	194,908	85,110	42,332	26,518	15,902	7,554	17,492
Purchase obligations	40,729	40,729	—	—	—	—	—
Litigation accrual	254,447	254,447	—	—	—	—	—
Other liabilities	16,641	2,980	2,624	2,705	2,575	2,858	2,899
	$1,090,823	$549,413	$131,041	$100,972	$160,859	$120,611	$27,927
The self-insurance accruals in the summary above reflect the total of the undiscounted amount accrued, for which amounts estimated to be due each year may differ from actual payments required to fund claims. Purchase obligations in the summary above represent open purchase-order amounts that we anticipate will become payable within the next year for goods and services we have negotiated for delivery as of December 31, 2025. Litigation accrual includes the amount accrued for losses related to California wild fire claims that we believe will be paid in 2026. A corresponding insurance receivable has also been recorded. See Item 3. Legal Proceedings for more information. Other liabilities include estimates of future expected funding requirements related to retirement plans and other sundry items. Because their future cash outflows are uncertain, accrued income tax liabilities for uncertain tax positions, as of December 31, 2025, have not been included in the summary above. Noncurrent deferred taxes are also not included in the summary.
As of December 31, 2025, total commitments related to issued letters of credit were $101,659, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $338 were issued under short-term lines of credit. As of December 31, 2024, total commitments related to issued letters of credit were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program, and $322 were issued under short-term lines of credit.
Also, as is common with our industry, we have performance obligations that are supported by surety bonds, which expire during 2026 through 2033. We intend to renew the performance bonds where appropriate and as necessary.
There are no "off-balance sheet arrangements" as that term is defined in Regulation S-K, Item 303(a)(4)(ii) under the Securities Exchange Act of 1934, as amended.
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Cash of $12,397 as of December 31, 2025 included $8,218 in the U.S. and $4,179 in Canada, all of which is subject to U.S. federal income taxes and Canadian taxes if repatriated to the U.S. Currently, we do not expect to repatriate any portion of our 2025 Canadian earnings to satisfy our 2026 U.S. based cash flow needs.
Business seasonality generally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and several other short-term lines of credit. We are continually reviewing our existing sources of financing and evaluating alternatives. At December 31, 2025, we had working capital of $130,111, unused short-term lines of credit approximating $755, and $272,319 available under our revolving credit facility.
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

The following table provides information, as of December 31, 2025, about our debt obligations, including principal cash flows, weighted-average interest rates by expected maturity dates and fair values. Weighted-average interest rates used for variable-rate obligations are based on rates as derived from published spot rates, in effect as of December 31, 2025.

	Expected Maturity Date							Fair Value December 31, 2025
	2026	2027	2028	2029	2030	Thereafter	Total
Liabilities
Long-term debt:
Fixed rate	$56,597	$47,408	$45,479	$—	$100,000	$—	$249,484	$250,604
Average interest rate	5.2%	5.5%	5.5%	—%	5.2%	—%
Variable rate	$55,000	$—	$—	$125,431	$—	$—	$180,431	$180,431
Average interest rate	4.7%	—%	—%	5.3%	—%	—%
The interest rate on the variable-rate debt, as of December 31, 2025, ranged from 4.7% to 5.4%.
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
For the year ended December 31, 2025, the result of a hypothetical 10% uniform change in the value of the U.S. dollar as compared with the Canadian dollar would not have a material effect on our results of operations or our financial position. Our sensitivity analysis of the effect of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. Presently, we do not engage in hedging activities related to our foreign currency exchange rate risk.
Commodity Price Risk
We are subject to market risk from fluctuating prices of fuel--both diesel and gasoline. In prior years we have used fuel derivatives as "economic hedges" related to fuel consumed by Davey Tree service vehicles. Presently, we are not engaged in any hedging or derivative activities.
Impact of Inflation
We have been impacted by ongoing inflation and fluctuating interest rates affecting the U.S. economy. These inflationary pressures have increased our costs for labor and materials. The inflationary pressures, to the extent we have been unable to offset these costs through increases in our prices or other measures, have had a negative impact to our operating results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2025, as to the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

/s/ Patrick M. Covey	/s/ Joseph R. Paul	/s/ Thea R. Sears
Patrick M. Covey Chairman, President and Chief Executive Officer	Joseph R. Paul Executive Vice President, Chief Financial Officer and Assistant Secretary and Director	Thea R. Sears Senior Vice President and Controller
Kent, Ohio
March 9, 2026
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service and process efficiencies through the implementation of SAP S/4 Hana, a cloud-based Enterprise Resource Planning system. The initial phase to implement the human resource and payroll process was deployed during the fourth quarter of 2021 and the first three subsidiary companies transitioned to SAP S/4 Hana in the third quarter of 2023, with additional subsidiaries transitioned in 2025. The project is expected to be completed in the next year. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout the development and deployment of each phase.
Item 9B.  Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Information about our executive officers is included in the section "Information about our Executive Officers," pursuant to Instruction G of Form 10-K as an unnumbered item to Part I of this report.
Information about our directors will be included in the sections "Proposal 1-Election of Directors" and "Corporate Governance-Board Independence" of our 2026 Proxy Statement, which is incorporated into this report by reference.
Information about our audit committee and our audit committee financial expert will be included in the section "Corporate Governance-Committees of the Board of Directors-Audit Committee" of our 2026 Proxy Statement, which is incorporated into this report by reference.
Information required by Item 405 of Regulation S-K will be included in the section "Ownership of Common Shares-Delinquent Section 16(a) Reports" of our 2026 Proxy Statement, which is incorporated into this report by reference.
Information about our insider trading policies and procedures will be included in the section "Corporate Governance-Insider Trading Policy and Procedures" of our 2026 Proxy Statement, which is incorporated into this report by reference. See also the section titled "Corporate Governance-Shareholder Nominations for Director" of our 2026 Proxy Statement, which is incorporated into this report by reference.
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
Item 11.  Executive Compensation.
Information about executive and director compensation will be included in the sections "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Risk Analysis," "Compensation of Named Executive Officers," "2025 Director Compensation", and "Corporate Governance-Compensation Committee Interlocks and Insider Participation" of our 2026 Proxy Statement, which are incorporated into this report by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about ownership of our common shares by certain persons will be included in the section "Ownership of Common Shares" of our 2026 Proxy Statement, which is incorporated into this report by reference. Information about our securities authorized for issuance under equity compensation plans will be included in the section "Compensation of Named Executive Officers-Equity Compensation Plan Information" of our 2026 Proxy Statement, which is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information about certain transactions between us and our affiliates and certain other persons and the independence of directors will be included in the sections "Corporate Governance-Board Independence" and "Corporate Governance-Transactions with Related Persons" of our 2026 Proxy Statement, which are incorporated into this report by reference.
Item 14.  Principal Accountant Fees and Services.
Information about our principal accountant’s fees and services is in the section "Proposal 3 - Ratification of the Appointment of the Independent Registered Public Accounting Firm" of our 2026 Proxy Statement, which is incorporated into this report by reference.
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

4.1	Description of The Davey Tree Expert Company's Registered Securities (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024).

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

10.2 **
First Amendment to Fifth Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as administrative agent, and PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents, dated as of May 21, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.3
Second Amendment to Fifth Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as administrative agent, and PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents, dated as of January 30, 2026.
Filed Herewith

10.4 *	2004 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.5 *	401KSOP Match Restoration Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.6 *
First Amendment to The Davey Tree Expert Company 401KSOP Match Restoration Plan, dated December 7, 2007 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

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

10.12 *
Management Incentive Compensation Plan, as last amended as of December 7, 2023 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.13 **
Receivables Financing Agreement, dated May 9, 2016, as amended through Amendment No. 10, dated June 30, 2022, by and among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2022).

10.14 **
Receivables Financing Agreement, dated May 9, 2016, as amended through Amendment No. 12, dated July 19, 2024, among The Davey Tree Expert Company, Davey Receivables LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2024).

10.15 **
Receivables Financing Agreement Amendment No. 13, dated July 18, 2025, by and among The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025).

10.16 **
Receivables Financing Agreement Amendment No. 14, dated October 16, 2025, by and among The Davey Tree Expert Company, Davey Receivables LLC, PNC Bank, National Association and the other lenders party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025).

EXHIBIT INDEX
Exhibit No.	Description

10.17 **
Receivables Purchase Agreement, dated May 9, 2016, among The Davey Tree Expert Company, Davey Tree Surgery Company, and Davey Receivables LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2016).

10.18
Joinder Agreement, dated May 7, 2018, by and among Davey Receivables LLC, and PNC Bank, National Association, to the Receivables Purchase Agreement, dated May 9, 2016 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2018).

10.19
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

10.20 **
Note Purchase and Private Shelf Agreement, dated September 21, 2018, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018).

10.21
Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated September 20, 2021, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

10.22
Amendment No. 2 to Note Purchase and Private Shelf Agreement, dated August 15, 2024, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2024).

10.23 **
Amendment No. 3 to Note Purchase and Private Shelf Agreement, dated May 21, 2025, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.24 **	Amendment No. 4 to Note Purchase and Private Shelf Agreement, dated January 30, 2026, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company.	Filed Herewith

10.25 *	Form of 2014 Omnibus Stock Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

EXHIBIT INDEX
Exhibit No.	Description

10.26 *
Form of 2014 Omnibus Stock Plan Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.27 *	The Davey 401KSOP and ESOP (January 1, 2022 Restatement) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022).

10.28 *	First Amendment to The Davey 401KSOP and ESOP (January 1, 2022 Restatement) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 28, 2024).

10.29 *
Employment Agreement by and among The Davey Tree Expert Company and Erika J. Schoenberger dated July 27, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022).

10.30 *
The Davey Tree Expert Company 2024 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

10.31 *
Form of Performance Restricted Stock Unit Agreement (2024 Omnibus Stock Plan) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

10.32 *
Form of Director Restricted Stock Unit Agreement (2024 Omnibus Stock Plan) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

19	The Davey Tree Expert Company Insider Trading and Public Disclosure Policy (Incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the year December 31, 2024).

21	Subsidiaries of the Registrant.	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

EXHIBIT INDEX
Exhibit No.	Description

99.1
Policy of Implementation of Certain Company Rights Under Article Sixth of the Amended Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2026.

THE DAVEY TREE EXPERT COMPANY

/s/ Patrick M. Covey
Patrick M. Covey Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2026.

/s/ Patrick M. Covey	/s/ Joseph E McNeely
Patrick M. Covey Chairman, President and Chief Executive Officer (Principal Executive Officer)	Joseph E. McNeely Director

/s/ Thomas A. Haught	/s/ Joseph R. Paul
Thomas A. Haught Lead Director	Joseph R. Paul Executive Vice President, Chief Financial Officer and Assistant Secretary and Director (Principal Financial Officer)

/s/ Alejandra Evans	/s/ Thea R. Sears
Alejandra Evans Director	Thea R. Sears Senior Vice President and Controller (Principal Accounting Officer)

/s/ Matthew C. Harris
Matthew C. Harris Director

/s/ Catherine M. Kilbane
Catherine M. Kilbane Director

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS SCHEDULES
YEAR ENDED DECEMBER 31, 2025
THE DAVEY TREE EXPERT COMPANY
KENT, OHIO

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

List of Financial Statements and Financial Statements Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The Davey Tree Expert Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Davey Tree Expert Company (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Self-Insurance Accruals - Refer to Notes B and J to the financial statements
Critical Audit Matter Description
The Company is generally self-insured for losses and liabilities related primarily to workers’ compensation, vehicle liability, and general liability claims. The Company uses commercial insurance as a risk-reduction strategy to minimize catastrophic losses. Self-insurance accruals consist of the projected settlement value of reported and unreported claims. Ultimate losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company-specific experience. Self-insurance accruals as of December 31, 2025, were $175.5 million.
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
Given the degree of subjectivity related to estimating self-insurance losses and liabilities, auditing these accruals required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self-insurance accruals were appropriately recorded as of December 31, 2025.

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
• We evaluated the methods and assumptions used by management to understand the claims incurred in order to estimate the self-insurance accruals by:
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
March 9, 2026

We have served as the Company's auditor since 2018.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share dollar amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash	$12,397	$17,471
Accounts receivable, net	385,470	397,077
Operating supplies	17,313	15,995
Prepaid expenses	40,940	39,517
Other current assets	63,587	68,893
Total current assets	519,707	538,953
Property and equipment, net	471,200	400,661
Right-of-use assets - operating leases	66,445	90,516
Marketable securities and other investments	59,498	41,686
Insurance receivable	254,447	209,351
Intangible assets, net	16,832	18,301
Goodwill	98,723	94,879
Other assets	9,948	13,204
Total assets	$1,496,800	$1,407,551

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease liabilities and short-term debt	$121,064	$73,724
Current portion of operating lease liabilities	28,920	35,828
Accounts payable	66,565	57,560
Accrued expenses	87,871	96,860
Self-insurance accruals	85,176	58,509
Total current liabilities	389,596	322,481
Long-term debt	127,448	218,833
Senior unsecured notes	189,831	119,822
Lease liabilities - finance leases	28,299	12,221
Lease liabilities - operating leases	38,798	55,565
Self-insurance accruals	90,328	86,092
Litigation accrual	254,447	209,351
Other liabilities	21,453	14,046
Total liabilities	1,140,200	1,038,411
Commitments and contingencies (Note U)

Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 7,737 and 8,114 shares at redemption value as of December 31, 2025 and 2024	213,548	195,551

Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 78,090 and 77,713 shares issued and outstanding before deducting treasury shares and which excludes 7,737 and 8,114 shares subject to redemption as of December 31, 2025 and 2024	39,045	38,857
Additional paid-in capital	257,130	225,846
Common shares subscribed, unissued	19,145	21,100
Retained earnings	377,145	375,525
Accumulated other comprehensive loss	(5,611)	(6,773)
	686,854	654,555
Less: Cost of Common shares held in treasury; 46,358 shares in 2025 and 45,353 in 2024	533,924	468,132
Common shares subscription receivable	9,878	12,834
Total common shareholders' equity	143,052	173,589
Total liabilities and shareholders' equity	$1,496,800	$1,407,551

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share dollar amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$1,947,969	$1,841,687	$1,693,481
Costs and expenses:
Operating	1,301,601	1,188,557	1,089,605
Selling	343,696	322,801	305,624
General and administrative	156,696	151,361	132,571
Depreciation	73,368	64,562	53,571
Amortization of intangible assets	5,084	5,432	5,072
Gain on sale of assets, net	(4,669)	(5,710)	(7,169)
	1,875,776	1,727,003	1,579,274
Income from operations	72,193	114,684	114,207
Other income (expense):
Interest expense	(21,764)	(20,331)	(13,745)
Interest income	2,733	3,216	1,894
Other	(5,441)	(8,378)	(5,120)

Income before income taxes	47,721	89,191	97,236
Income taxes	14,396	24,395	25,096

Net income	$33,325	$64,796	$72,140

Share data:
Earnings per share--basic	$.81	$1.53	$1.66

Earnings per share--diluted	$.78	$1.47	$1.58

Weighted-average shares outstanding:
Basic	41,220	42,292	43,452

Diluted	42,704	44,134	45,538

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$33,325	$64,796	$72,140
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,091	(1,959)	589
Net change related to available-for-sale securities	132	(82)	291
Defined benefit pension plan adjustments	(61)	53	(77)

Total other comprehensive income (loss), net of tax	1,162	(1,988)	803

Comprehensive income	$34,487	$62,808	$72,943

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2023	$38,550	$162,828	$23,864	$293,993	$(5,588)	$(363,502)	$(20,345)	$129,800
Net income	—	—	—	72,140	—	—	—	72,140
Change in 401KSOP and ESOP related shares	758	12,397	—	(31,847)	—	—	—	(18,692)
Shares sold to employees	—	18,252	—	—	—	20,412	—	38,664
Options exercised	—	(1,707)	—	—	—	3,939	—	2,232
Subscription shares	—	692	(1,032)	—	—	611	3,682	3,953
Stock-based compensation	—	5,500	—	—	—	—	—	5,500
Dividends, $.09 per share	—	—	—	(3,850)	—	—	—	(3,850)
Other comprehensive income	—	—	—	—	803	—	—	803
Shares purchased	—	—	—	—	—	(78,076)	—	(78,076)
Balances at December 31, 2023	$39,308	$197,962	$22,832	$330,436	$(4,785)	$(416,616)	$(16,663)	$152,474
Net income	—	—	—	64,796	—	—	—	64,796
Change in 401KSOP and ESOP related shares	(451)	9,102	—	(15,522)	—	—	—	(6,871)
Shares sold to employees	—	16,514	—	—	—	14,775	—	31,289
Options exercised	—	210	—	—	—	9,114	—	9,324
Subscription shares	—	598	(1,732)	—	—	732	3,829	3,427
Stock-based compensation	—	1,460	—	—	—	—	—	1,460
Dividends, $.10 per share	—	—	—	(4,185)	—	—	—	(4,185)
Other comprehensive loss	—	—	—	—	(1,988)	—	—	(1,988)
Shares purchased	—	—	—	—	—	(76,137)	—	(76,137)
Balances at December 31, 2024	$38,857	$225,846	$21,100	$375,525	$(6,773)	$(468,132)	$(12,834)	$173,589
Net income	—	—	—	33,325	—	—	—	33,325
Change in 401KSOP and ESOP related shares	188	9,204	—	(27,391)	—	—	—	(17,999)
Shares sold to employees	—	21,826	—	—	—	19,754	—	41,580
Options exercised	—	(658)	—	—	—	10,639	—	9,981
Subscription shares	—	1,169	(1,955)	—	—	1,565	2,956	3,735
Stock-based compensation	—	(257)	—	—	—	—	—	(257)
Dividends, $.11 per share	—	—	—	(4,314)	—	—	—	(4,314)
Other comprehensive income	—	—	—	—	1,162	—	—	1,162
Shares purchased	—	—	—	—	—	(97,750)	—	(97,750)
Balances at December 31, 2025	$39,045	$257,130	$19,145	$377,145	$(5,611)	$(533,924)	$(9,878)	$143,052

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules
THE DAVEY TREE EXPERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$33,325	$64,796	$72,140
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation	73,368	64,562	53,571
Amortization	5,084	5,432	5,072
Gain on sale of assets	(4,669)	(5,710)	(7,169)
Deferred income taxes	8,611	2,682	1,175
Other	4,688	9,502	2,790
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	12,475	(36,591)	(38,086)
Accounts payable and accrued expenses	965	12,431	7,720
Prepaid expenses	(1,320)	4,826	(12,257)
Self-insurance accruals	30,901	10,173	284
Mitigation bank credit inventory	(3,138)	(930)	(17,664)
Other, net	(5,716)	13,373	3,874
	121,249	79,750	(690)
Net cash provided by operating activities	154,574	144,546	71,450
Investing activities
Capital expenditures:
Equipment	(81,406)	(93,949)	(65,286)
Land and buildings	(37,622)	(49,233)	(22,036)
Purchases of businesses, net of cash acquired and debt incurred	(7,352)	(18,587)	(21,497)
Proceeds from sales of property and equipment	8,402	8,995	12,231
Purchases of marketable securities	(57,617)	(41,152)	(47,199)
Proceeds from sale of marketable securities	50,329	24,283	43,912
Net cash used in investing activities	(125,266)	(169,643)	(99,875)
Financing activities
Revolving credit facility borrowings	775,970	745,264	788,165
Revolving credit facility payments	(864,433)	(673,934)	(796,982)
Proceeds from notes payable	208,334	121,527	164,107
Payments of notes payable	(99,328)	(117,885)	(93,327)
Payments of finance leases	(8,361)	(6,572)	(3,973)
Purchases of common shares for treasury	(97,750)	(76,136)	(78,076)
Sales of common shares from treasury	52,339	39,879	41,172
Cash received on common-share subscriptions	2,955	3,829	3,682
Dividends	(4,314)	(4,185)	(3,850)
Net cash (used in) provided by financing activities	(34,588)	31,787	20,918
Effect of exchange rate changes on cash	206	(289)	51
(Decrease) increase in cash	(5,074)	6,401	(7,456)
Cash, beginning of year	17,471	11,070	18,526
Cash, end of year	$12,397	$17,471	$11,070

See notes to consolidated financial statements.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)

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
December 31, 2025
(Amounts in thousands, except share data)
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
Goodwill--Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identified net assets acquired. Goodwill is not amortized, but tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill during the fourth quarter. Our annual impairment assessment date has been designated as the first day of our fourth fiscal quarter. Impairment of goodwill is tested at the reporting-unit level, which for us are also our reportable segments. Impairment of goodwill is tested by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of the goodwill allocated to that reporting unit. We conducted our annual impairment tests and determined that no impairment loss was required to be recognized in 2025 or for any prior periods. There were no events or circumstances from the date of our assessment through December 31, 2025 that would impact this conclusion.
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
December 31, 2025
(Amounts in thousands, except share data)
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
Accounts Receivable--Our residential and commercial customers are located geographically throughout the United States and Canada and, as to commercial customers, within differing industries; thus, minimizing credit risk. The credit exposure of utility services customers is directly affected by conditions within the utility industries as well as the financial condition of individual customers. One utility customer approximated 9% of revenues during 2025, 9% in 2024 and 10% in 2023. To reduce credit risk, we evaluate the credit of

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
customers, but generally do not require advance payments or collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.
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
C.    Recent Accounting Guidance
Accounting Standards Adopted in 2025
Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures--In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company has adopted this guidance prospectively for the period ended December 31, 2025. Adoption has only impacted the Company's disclosures, with no impacts to financial condition or results of operations.
Accounting Standards Not Yet Adopted
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
December 31, 2025
(Amounts in thousands, except share data)
early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.
Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets--In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity may elect to assume that the current conditions as of the balance sheet date it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and for interim reporting periods within those annual fiscal years, with early adoption permitted. Entities that elect the practical expedient should apply the amendments prospectively. The Company plans to adopt this guidance prospectively for the fiscal quarter ending April 4, 2026 and does not expect a material impact on its consolidated financial statements and related disclosures.
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
Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements--In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of the required interim disclosures within Topic 270 and to clarify when the guidance applies. The amendments in this ASU are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. ASU 2025-11 is effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis. The Company is currently evaluating this standard to determine the impact it may have on its consolidated financial statements disclosures.
D.    Business Combinations
Our investments in businesses were $8,540, $28,116 and $34,077 for the years ended December 31, 2025, 2024 and 2023, respectively. The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. The tradename intangible

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
assets were assigned an average useful life of six years, customer relationships were assigned an average useful life of seven years, and the non-competition agreements were assigned an average useful life of five years. See Note F. Supplemental Cash Flow Information for a preliminary breakout of the assets acquired, liabilities assumed and debt issued related to these investments.
The net assets of the businesses acquired are accounted for under the acquisition method and were recorded at their fair values at the dates of acquisition. The measurement period for purchase price allocations ends as soon as information of the facts and circumstances becomes available, but does not exceed one year from the acquisition date. The purchase price allocations for businesses acquired in 2025 have been finalized as of December 31, 2025.
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an increase in goodwill of approximately $3,720 in 2025 ($3,720 of which is deductible for tax purposes), $10,893 in 2024 ($10,892 of which is deductible for tax purposes) and $14,758 in 2023 ($14,758 of which is deductible for tax purposes).
The results of operations of acquired businesses have been included in the consolidated statements of operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the years ended December 31, 2025, 2024 and 2023 was not significant.
Subsequent to December 31, 2025 and through March 9, 2026, we acquired one business for approximately $63,230 with $263 liabilities assumed and debt issued of $3,000. The acquired company is in our Utility segment and provides consulting and engineering services for utility networks. We do not expect the effect of this acquisition on our consolidated revenues and results of operations to be significant.
E.    Accounts Receivable, Net and Supplemental Balance Sheet Information
Accounts receivable, net, consisted of the following:

	December 31,
Accounts receivable, net	2025	2024
Accounts receivable	$271,949	$286,796
Unbilled receivables (a)	116,548	116,491
	388,497	403,287
Less allowances for credit losses	3,027	6,210
Total	$385,470	$397,077
(a) Unbilled receivables consist of work-in-process in accordance with the terms of contracts, primarily with utility services customers.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
The following items comprised the amounts included in the balance sheets:

	December 31,
Other current assets	2025	2024
Refundable income taxes	$9,184	$91
Mitigation bank credit inventory	32,453	29,315
Assets invested for self-insurance	12,576	29,212
Payroll taxes refundable	7,855	10,131
Other	1,519	144
Total	$63,587	$68,893

	December 31,
Property and equipment, net	2025	2024
Land and land improvements	$31,474	$30,041
Buildings and leasehold improvements	177,279	141,445
Equipment	805,062	741,098
	1,013,815	912,584
Less accumulated depreciation	542,615	511,923
Total	$471,200	$400,661
Interest incurred on funds used to construct company-owned buildings and equipment is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $6,425 and $4,307 in 2025 and 2024, respectively.

	December 31,
Other assets, noncurrent	2025	2024
Investment--cost-method affiliate	$1,405	$1,406
Deferred income taxes	—	3,780
Cloud computing arrangements	391	191
Other	8,152	7,827
Total	$9,948	$13,204

	December 31,
Accrued expenses	2025	2024
Employee compensation	$44,109	$46,197
Accrued compensated absences	16,785	16,175
Self-insured medical claims	3,269	2,359
Customer advances, deposits	1,254	1,449
Income taxes payable	—	3,948
Taxes, other than income	8,498	10,497
Other	13,956	16,235
Total	$87,871	$96,860

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)

	December 31,
Other liabilities, noncurrent	2025	2024
Pension and retirement plans	$5,699	$6,060
Deferred income taxes	4,812	—
Other	10,942	7,986
Total	$21,453	$14,046
F.    Supplemental Cash Flow Information
Supplemental cash flow information follows:

	Year Ended December 31,
Supplemental cash flow information	2025	2024	2023
Interest paid	$25,317	$23,928	$18,200

Federal income taxes paid, net	$12,100	$13,017	$21,578
State income taxes paid, net (a)	7,031	4,640	8,099
Income taxes paid, net	$19,131	$17,657	$29,677

Noncash transactions:
Debt issued for purchases of businesses (noncash financing activity)	$1,100	$6,351	$7,046
Detail of acquisitions:
Assets acquired:
Cash	$—	$278	$249
Accounts receivable	—	1,458	211
Operating supplies	46	735	1,538
Prepaid expense	—	—	141
Equipment	1,179	9,867	7,220
Other assets	—	1,322	2,658
Intangible assets	3,595	3,563	7,302
Goodwill	3,720	10,893	14,758
Liabilities assumed	(88)	(2,900)	(5,285)
Debt issued for purchases of businesses	(1,100)	(6,351)	(7,046)
Cash paid	$7,352	$18,865	$21,746

(a) In 2025 material jurisdictions that are equal or greater than 5% of the total cash paid for taxes included California ($1,950), Michigan ($475), Virginia ($460), Minnesota ($415) and Pennsylvania ($385).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
G.    Marketable Securities
The following table summarizes available-for-sale debt securities by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2025
Fixed maturity:
United States Government and agency securities	$34,091	$878	$(59)	$34,910
Total available-for-sale debt securities	$34,091	$878	$(59)	$34,910

December 31, 2024
Fixed maturity:
United States Government and agency securities	$45,701	$565	$(86)	$46,180
Total available-for-sale debt securities	$45,701	$565	$(86)	$46,180
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets because they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $34,910 and $46,180 at December 31, 2025 and December 31, 2024, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held approximately $36,413 and $21,218 in marketable equity securities as of December 31, 2025 and December 31, 2024, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at December 31, 2025 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$11,558	$11,827
One year through five years	22,533	23,083
Six years through ten years	—	—
After ten years	—	—
Total	$34,091	$34,910

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
H.    Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	Weighted-Average Remaining Amortization Period (Years)		December 31, 2025		December 31, 2024
			Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	4.7	years	$46,641	$35,480	$43,713	$32,452
Employment-related	2.7	years	14,146	12,150	13,880	11,127
Tradenames	4.3	years	13,888	10,213	13,465	9,178
Amortized intangible assets	4.4	years	74,675	$57,843	71,058	$52,757
Less accumulated amortization			57,843		52,757
Intangible assets, net			$16,832		$18,301

Goodwill			$98,723		$94,879
The changes in the carrying amounts of goodwill, by segment, for the years ended December 31, 2025 and December 31, 2024 were as follows:

	Balance at January 1, 2025	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2025
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	89,938	3,720	124	93,782
Total	$94,879	$3,720	$124	$98,723

	Balance at January 1, 2024	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2024
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	79,859	10,893	(814)	89,938
Total	$84,800	$10,893	$(814)	$94,879
Future aggregate amortization expense of intangible assets--The aggregate amortization expense of intangible assets, as of December 31, 2025, in each of the next five years was as follows:

Future Amortization Expense
Year ending December 31, 2026	$4,596
2027	4,011
2028	3,215
2029	2,691
2030	1,321
Thereafter	998
$16,832

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
I.    Short and Long-Term Debt and Commitments Related to Letters of Credit
Short-term debt consisted of the following:

	December 31,
	2025	2024
Notes payable	$—	$276
Current portion of long-term debt	111,598	67,991
Current portion of finance leases	9,466	5,457
	$121,064	$73,724
We have short-term lines of credit with several banks totaling $1,093. At December 31, 2025, we had $755 available under the lines of credit with no borrowings outstanding and $338 committed through issued letters of credit. Borrowings outstanding generally bear interest at the banks' prime rate or the Secured Overnight Financing Rate ("SOFR") plus a margin adjustment of 1.86%.
Long-term debt consisted of the following:

	December 31,
	2025	2024
Revolving credit facility
Swing-line borrowings	$5,431	$13,873
SOFR borrowings	120,000	200,000
	125,431	213,873
3.99% Senior unsecured notes	30,000	40,000
4.00% Senior unsecured notes	15,000	20,000
6.19% Senior unsecured notes	75,000	75,000
5.19% Senior unsecured notes	100,000	—
Term loans	29,484	34,063
Accounts receivable securitization facility loans	55,000	25,000
	429,915	407,936
Less debt issuance costs	1,038	1,290
Less current portion	111,598	67,991
	$317,279	$338,655
Revolving Credit Facility--In July 2024, the Company amended and restated its revolving credit facility with its existing bank group. The amended and restated credit agreement, which expires in July 2029, permits borrowings, as defined, of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.25 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. In May 2025, the Company further amended its revolving credit facility with its existing bank group to, among other things, allow for certain intercompany advances among the Company and its subsidiaries, and in January 2026, the Company amended the revolving credit facility to revise the definition

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
of Consolidated Earnings Before Interest and Taxes. As of December 31, 2025, we had unused commitments under the revolving credit facility approximating $272,319 and $127,681 committed, which consisted of borrowings of $125,431 and issued letters of credit of $2,250.
Borrowings outstanding bear interest, at the Company's option, of either (a) the base rate or (b) SOFR plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. As of December 31, 2025, the base rate was the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the "3.99% Senior Notes"), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the "Note Purchase and Shelf Agreement") between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. In May 2025, the Company further amended its Note Purchase and Shelf Agreement with its existing purchasers to, among other things, allow for certain intercompany advances among the Company and its subsidiaries, and in January 2026, the Company amended the Note Purchase and Shelf Agreement to revise the definition of Consolidated Earnings Before Interest and Taxes. As the Company has previously issued notes with an aggregate amount outstanding of $220,000 under the Note Purchase and Shelf Agreement, as of December 31, 2025, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $30,000.
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
December 31, 2025
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
Term Loans, Weighted-Average Interest Rate--The weighted-average interest rate on the term loans approximated 5.24% at December 31, 2025 and 5.80% at December 31, 2024.
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
The AR Securitization program has a limit of $175,000, of which $99,071 and $97,104 were issued for letters of credit (“LCs”) as of December 31, 2025 and December 31, 2024, respectively, and loans were issued in the amounts of $55,000 and $25,000 as of December 31, 2025 and December 31, 2024, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of December 31, 2025--to the bank in exchange for the bank issuing LCs.
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
December 31, 2025
(Amounts in thousands, except share data)
circumstances including, but not limited to, failure to make payments when due, breach of a representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to December 31, 2025 were as follows:

Amount
Year ending December 31, 2026	$111,598
2027	47,407
2028	45,479
2029	125,431
2030	100,000
$429,915
Total Commitments Related to Issued Letters of Credit--As of December 31, 2025, total commitments related to issued LCs were $101,659, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program and $338 were issued under short-term lines of credit. As of December 31, 2024, total commitments related to issued letters of credit were $100,050, of which $2,624 were issued under the revolving credit facility, $97,104 were issued under the AR Securitization program and $322 were issued under short-term lines of credit. These issued LCs are primarily related to insurance coverage.
As of December 31, 2025, we were in compliance with all debt covenants.
J.    Self-Insurance Accruals
Components of our self-insurance accruals for workers’ compensation, vehicle liability and general liability were as follows:

	December 31,
	2025	2024
Workers' compensation	$65,573	$59,564
Vehicle liability	50,597	47,195
General liability	59,334	37,842
Total	175,504	144,601
Less current portion	85,176	58,509
Noncurrent portion	$90,328	$86,092
The changes in our self-insurance accruals are summarized in the table below:

	December 31,
	2025	2024
Balance, beginning of year	$144,601	$134,432
Provision for claims	107,292	66,250
Payment of claims	(76,389)	(56,081)
Balance, end of year	$175,504	$144,601

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
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
The following table summarizes the amounts recognized in our Consolidated Balance Sheet related to leases:

	Consolidated Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Right-of-use assets - operating leases	$66,445	$90,516
Finance lease assets	Property and equipment, net	37,117	17,567
Total lease assets		$103,562	$108,083
Liabilities
Current operating lease liabilities	Current portion of operating lease liabilities	$28,920	$35,828
Non-current operating lease liabilities	Lease liabilities - operating leases	38,798	55,565
Total operating lease liabilities		67,718	91,393
Current portion of finance lease liabilities	Current portion of long-term debt, finance lease liabilities and short-term debt	9,466	5,457
Non-current finance lease liabilities	Lease liabilities - finance leases	28,299	12,221
Total finance lease liabilities		37,765	17,678
Total lease liabilities		$105,483	$109,071
The components of lease cost recognized within our Consolidated Statement of Operations were as follows:

		Year Ended
	Consolidated Statement of Operations Classification	December 31, 2025	December 31, 2024

Operating lease cost	Operating expense	$26,502	$32,567
Operating lease cost	Selling expense	11,777	10,666
Operating lease cost	General and administrative expense	1,603	1,078
Finance lease cost:
Amortization of right-of-use assets	Depreciation	8,137	6,044
Interest expense on lease liabilities	Interest expense	1,248	822
Other lease cost (1)	Operating expense	12,616	9,019
Other lease cost (1)	Selling expense	1,534	1,605
Other lease cost (1)	General and administrative expense	50	57
Total lease cost		$63,467	$61,858

(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms as of December 31, 2025 was 3.2 years for operating leases and 4.8 years for finance leases.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral.The weighted average discount rates used to measure our lease liabilities as of December 31, 2025 were 4.24% for operating leases and 5.13% for finance leases.
Supplemental Cash Flow Information Related to Leases

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(41,498)	$(46,611)
Operating cash flows from finance leases	(1,248)	(822)
Financing cash flows from finance leases	(8,361)	(6,572)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,344	26,621
Finance leases	28,448	6,140
Maturity Analysis of Lease Liabilities

	As of December 31, 2025
	Operating Leases	Finance Leases
Year ending December 31, 2026	$31,173	$11,102
2027	19,362	9,029
2028	10,622	7,958
2029	5,751	6,010
2030	2,306	4,001
Thereafter	3,157	4,379
Total lease payments	72,371	42,479
Less interest	4,653	4,714
Total	$67,718	$37,765
L.    Common Shares, Redeemable Common Shares and Preferred Shares
Preferred Shares--We have authorized a class of 4,000,000 preferred shares, no par value, of which none were issued as of December 31, 2025.
Redeemable Common Shares-Our Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Due to the Company’s obligation under the put option, shares held in the Davey 401KSOP and ESOP Plan as well as distributed shares subject to the put option are reclassified from permanent equity to temporary equity. The number of redeemable common shares for each of the three years in the period ended December 31, 2025 was as follows: 2025--7,737,260; 2024--8,114,134; and 2023--8,499,086.
Common Shares--The number of common shares authorized is 96,000,000, par value $.50. The number of common shares issued during each of the three years in the period ended December 31, 2025 was as follows: 2025--78,090,260; 2024--77,713,386; and

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
2023--77,328,434. The number of shares in the treasury for each of the three years in the period ended December 31, 2025 was as follows: 2025--46,358,257; 2024--45,352,738; and 2023--44,480,126.
Our common and redeemable common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common and redeemable common shares based upon our performance and financial condition. Since 1979, we have provided a ready market for all shareholders through our direct purchase of their common shares, although we are under no obligation to do so (other than repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note N). During 2025, purchases of common shares, both redeemable and common, totaled 3,882,280 shares for $97,750 in cash; we also had direct sales to directors and employees of 82,598 shares for $1,786, excluding those shares issued through either the exercise of options or the Employee Stock Purchase Plan. We also sold 590,968 shares to our 401(k) plan for $14,557 and issued 515,498 shares to participant accounts to satisfy our liability for the 2024 and 2025 employer match in the amount of $12,589. The liability accrued at December 31, 2025 for the 2025 employer match was $3,084. There were also 651,350 shares purchased during 2025 under the Employee Stock Purchase Plan. We also engaged in a subscription offering during 2022 which is described further below.
Common and Redeemable Shares Outstanding--The table below reconciles the activity of the common and redeemable shares outstanding:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding, December 31, 2023	32,848,308	8,499,086	41,347,394
Shares purchased	(2,316,533)	(1,070,595)	(3,387,128)
Shares sold	828,451	685,643	1,514,094
Stock subscription offering, employee cash purchases	47,037	—	47,037
Options exercised	953,385	—	953,385
Shares outstanding, December 31, 2024	32,360,648	8,114,134	40,474,782
Shares purchased	(2,811,834)	(1,070,446)	(3,882,280)
Shares sold	1,146,842	693,572	1,840,414
Stock subscription offering, employee cash purchases	90,643	—	90,643
Options exercised	945,704	—	945,704
Shares outstanding, December 31, 2025	31,732,003	7,737,260	39,469,263
On December 31, 2025, we had 39,469,263 common shares outstanding and employee options exercisable to purchase 901,632 common shares, and partially-paid subscriptions for 1,057,550 common shares and purchase rights outstanding for 362,086 common shares. The partially-paid subscriptions and stock purchase rights are what remains of the 2022 Subscription Offering discussed further below.
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
December 31, 2025
(Amounts in thousands, except share data)
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
M.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments. We do not provide income taxes on currency translation adjustments, as the earnings of our Canadian operations are considered to be indefinitely reinvested.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(5,511)	$(199)	$122	$(5,588)
Foreign currency translation adjustments	589	—	—	589
Unrealized gain (loss) on available-for-sale securities	—	95	—	95
Amounts reclassified from accumulated other comprehensive income (loss)	—	272	—	272
Unrecognized amounts from defined benefit pension plans	—	—	(103)	(103)
Tax effect	—	(76)	26	(50)
Net of tax amount	589	291	(77)	803
Balance at December 31, 2023	$(4,922)	$92	$45	$(4,785)
Foreign currency translation adjustments	(1,959)	—	—	(1,959)
Unrealized gain (loss) on available-for-sale securities	—	(56)	—	(56)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(48)	—	(48)
Unrecognized amounts from defined benefit pension plans	—	—	73	73
Tax effect	—	22	(20)	2
Net of tax amount	(1,959)	(82)	53	(1,988)
Balance at December 31, 2024	$(6,881)	$10	$98	$(6,773)
Foreign currency translation adjustments	1,091	—	—	1,091
Unrealized gain (loss) on available-for-sale securities	—	167	—	167
Unrecognized amounts from defined benefit pension plans	—	—	(81)	(81)
Tax effect	—	(35)	20	(15)
Net of tax amount	1,091	132	(61)	1,162
Balance at December 31, 2025	$(5,790)	$142	$37	$(5,611)
The amounts reclassified from accumulated other comprehensive income (loss) for 2024 and 2023 are included in the statement of operations as Other income (expense).
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
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP Plan. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a "401(k) plan") feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2020, we amended the 401(k) plan to be a safe harbor 401K

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
plan. Under the amendment, the Company made changes to the hardship provisions and is required to make quarterly matching contributions in Company stock equal to 100% of the first three percent and 50% of the next two percent of each participant's before-tax contributions, subject to IRS limitations, which will be fully vested. This represents a maximum Company match of four percent. All nonbargaining domestic employees who attained 21 years of age and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares may be distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a "participant"). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $9,831 and $2,018 as of December 31, 2025 and December 31, 2024, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $203,717 and $193,533 as of December 31, 2025 and December 31, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $213,548 and $195,551 as of December 31, 2025 and December 31, 2024, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.
Total compensation for these plans, consisting primarily of the employer match, was $12,790 in 2025, $11,729 in 2024, and $10,441 in 2023.
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
December 31, 2025
(Amounts in thousands, except share data)
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and restricted stock units ("RSUs") -- was included in the results of operations as follows:

	Year Ended December 31,
	2025	2024	2023
Compensation expense, all share-based payment plans	$8,673	$8,568	$6,723
Income tax benefit	1,900	1,780	1,293
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deductions, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares -- a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $2,383 in 2025, $2,073 in 2024 and $1,712 in 2023.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. Compensation costs for stock options are recognized over the requisite service period on the straight-line recognition method. Compensation cost recognized for stock options was $36 in 2025, $93 in 2024 and $217 in 2023. As of December 31, 2025, compensation cost related to stock options outstanding has been fully recognized. Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units ("PRSUs") for certain employees.
Restricted Stock Units--During the year ended December 31, 2025, the Compensation Committee of the Board of Directors awarded 266,715 PRSUs to certain employees and 10,704 restricted stock units ("RSUs") to nonemployee directors. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of December 31, 2025:

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2025	767,832	$18.32
Granted	277,419	23.79
Forfeited	(14,890)	21.40
Vested	(515,627)	17.87
Unvested, December 31, 2025	514,734	$21.63	1.4 years	$5,335	$13,126
Employee PRSUs	485,200	$21.65	1.4 years	$5,015	$12,373
Nonemployee Director RSUs	29,534	$21.36	1.4 years	$320	$753
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. "Intrinsic value" is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $6,254 in 2025, $6,402 in 2024 and $4,794 in 2023.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Volatility rate	9.4%	9.5%	9.6%
Risk-free interest rate	3.9%	4.6%	4.1%
Expected dividend yield	.4%	.4%	.4%
Expected life of awards (years)	3.0	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the year ended December 31, 2025:

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2025	1,278,798	$9.56
Exercised	(310,816)	8.81
Forfeited	(66,350)	7.53
Outstanding, December 31, 2025	901,632	$9.96	2.6 years	$14,007

Exercisable, December 31, 2025	901,632	$9.96	2.6 years	$14,007
"Intrinsic value" is defined as the amount by which the market price of a common share exceeds the exercise price of an option.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
Information regarding the employee stock options outstanding at December 31, 2025 is summarized below:

Stock Options Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
8.18	202,450	0.5 years	8.18	202,450	8.18
8.80	141,400	1.5 years	8.80	141,400	8.80
9.55	154,550	2.5 years	9.55	154,550	9.55
10.55	25,825	3.2 years	10.55	25,825	10.55
10.55	148,198	3.5 years	10.55	148,198	10.55
12.10	30,004	4.2 years	12.10	30,004	12.10
12.10	199,205	4.5 years	12.10	199,205	12.10

	901,632	2.6 years	$9.96	901,632	$9.96
Common shares are issued from treasury upon the exercise of stock options, the vesting of PRSUs and RSUs, or purchases under the Employee Stock Purchase Plan.
Tax Benefits of Stock-Based Compensation--Our total income tax benefit from share-based awards -- as recognized in our consolidated statement of operations -- for the last three years was: $1,900 in 2025, $1,780 in 2024, and $1,293 in 2023. Tax benefits for share-based awards are accrued as stock compensation expense and recognized in our consolidated statement of operations. Tax benefits on share-based awards are realized when stock options are exercised or PRSUs and RSUs vest.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We had excess tax benefits of: $1,916 in 2025, $1,844 in 2024, and $1,109 in 2023.
P.    Income Taxes
On July 4, 2025 the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14” (“H.R. 1”), commonly referred to as the “One Big Beautiful Bill Act.” As a result of the enactment of H.R. 1, there was an impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures. There is no material impact to our ongoing tax rate as a result of this legislation.
Income (loss) before income taxes was attributable to the following sources:

	Year Ended December 31,
	2025	2024	2023
United States	$45,397	$90,977	$99,116
Canada	2,324	(1,786)	(1,879)
Total	$47,721	$89,191	$97,237

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
The provisions for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
Current provision (benefit):
Federal	$3,296	$16,424	$17,708
State	2,489	5,314	6,275
Canadian	—	(25)	(62)
Total current	5,785	21,713	23,921
Deferred taxes:
Federal	7,396	1,500	1,238
State	1,215	541	264
Canadian	—	641	(327)
Total deferred	8,611	2,682	1,175
Total taxes on income	$14,396	$24,395	$25,096
The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the expected statutory U.S. federal rate to our actual effective for the year ended December 31, 2025, in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31,
	2025
	(In thousands, except percentages)
Income before income taxes	$47,721

Statutory U.S. federal tax rate	$10,021	21.0%
State income taxes, net of federal benefit (a)	3,180	6.7
Effect of Canadian income taxes
Valuation allowance	(681)	(1.4)
Other Canadian items	193	.4
Nontaxable or nondeductible items:
Nondeductible meals	2,570	5.4
Stock compensation	(1,444)	(3.0)
Nondeductible compensation	1,873	3.9
Other nondeductible	112	.2
ESOP dividend deduction	(169)	(.4)
Uncertain tax adjustments and audit settlement	(38)	(.1)
Tax credits
Solar panel credit	(600)	(1.3)
Other tax credits	(499)	(1.0)
Other, net	(122)	(.2)
Effective income tax rate	$14,396	30.2%

(a) State taxes in California, Florida, Minnesota, Pennsylvania and Texas made up the majority (greater than 50%) of the tax effect in this category

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
The following table is a reconciliation of the expected statutory U.S. federal rate to our actual effective income tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Statutory U.S. federal tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.3	5.4
Effect of Canadian income taxes	1.1	—
Nondeductible expenses	2.4	.7
Stock compensation	(1.6)	(.8)
ESOP dividend deduction	(.2)	(.2)
Uncertain tax adjustments and audit settlement	—	.1
Valuation allowance	(1.0)	(.3)
Nondeductible compensation	1.1	.4
Other, net	(.7)	(.5)
Effective income tax rate	27.4%	25.8%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recorded when it is more-likely-than-not that an income tax benefit will not be realized.
Significant components of our noncurrent net deferred tax assets and liabilities at December 31, were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Self-insurance accruals	$35,830	$30,263
Accrued compensated absences	2,325	2,370
Accrued expenses and other liabilities	1,041	984
Accrued stock compensation	3,404	3,959
Foreign tax credit carryforward	—	401
Lease obligations	13,573	18,055
Other future deductible amounts, net	6,282	9,590
	62,455	65,622
Less deferred tax asset valuation allowance	351	968
	62,104	64,654
Deferred tax liabilities:
Intangibles	2,707	2,452
Prepaid expenses	5,641	5,549
Lease right of use assets	13,326	17,888
Property and equipment	45,242	34,985
	66,916	60,874
Net deferred tax (liability) asset--noncurrent	$(4,812)	$3,780
We treat all of our Canadian subsidiary earnings through December 31, 2025 as permanently reinvested and have not provided any U.S. federal or state tax thereon. As of December 31, 2025, approximately $22,953 of undistributed earnings attributable to our Canadian operations was considered to be indefinitely invested. Presently, our intention is to reinvest the earnings permanently.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
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
The balance of unrecognized benefits and the amount of related interest and penalties at December 31, were as follows:

	December 31,
	2025	2024
Unrecognized tax benefits	$2,036	$2,126
Portion, if recognized, would reduce tax expense and effective tax rate	442	363
Accrued interest on unrecognized tax benefits	102	51
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state, local and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2021. As of December 31, 2025, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
The changes in our unrecognized tax benefits are summarized in the table below:

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$2,126	$1,022	$638
(Reductions) additions based on tax positions related to the current year	(48)	1,205	436
Additions for tax positions of prior years	30	—	39
Reductions for tax positions of prior years	—	(22)	—
Lapses in statutes of limitations	(72)	(79)	(91)
Balance, end of year	$2,036	$2,126	$1,022

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
Q.    Earnings Per Share Information
Earnings per share was computed as follows:

	Year Ended December 31,
	2025	2024	2023
Income available to common shareholders:
Net income	$33,325	$64,796	$72,140
Weighted-average shares:
Basic:
Outstanding	40,162,613	41,126,770	42,192,411
Partially-paid share subscriptions	1,057,550	1,165,550	1,259,250
Basic weighted-average shares	41,220,163	42,292,320	43,451,661
Diluted:
Basic from above	41,220,163	42,292,320	43,451,661
Incremental shares from assumed:
Exercise of stock subscription purchase rights	105,411	85,948	37,638
Exercise of stock options and awards	1,378,216	1,755,379	2,048,399
Diluted weighted-average shares	42,703,790	44,133,647	45,537,698
Share data:
Earnings per share--basic	$.81	$1.53	$1.66
Earnings per share--diluted	$.78	$1.47	$1.58
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
December 31, 2025
(Amounts in thousands, except share data)
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
Information on reportable segments and reconciliation to the consolidated financial statements follows:

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Fiscal Year 2025
Revenues	$1,067,171	$877,538	$1,944,709	$3,260		$1,947,969
Less:
Payroll expense	456,754	368,360
Equipment and fuel expense	73,105	58,378
Subcontractor expense	110,803	73,204
Other segment expenses (a)	349,523	299,611		65,565
Income (loss) from operations, reportable segments	$76,986	$77,985	$154,971	$(62,305)		92,666
Unallocated costs (b)						(20,473)
Income from operations						72,193
Interest expense						(21,764)
Interest income						2,733
Other income (expense), net						(5,441)
Income before income taxes						$47,721

Depreciation	$27,207	$34,507	$61,714	$11,654	(c)	$73,368
Amortization	1,421	3,663	5,084	—		5,084
Capital expenditures	33,996	43,686	77,682	41,346	(d)	119,028
Segment assets, total	397,086	408,240	805,326	691,474	(e)	1,496,800

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Fiscal Year 2024
Revenues	$1,012,957	$820,375	1,833,332	$8,355		$1,841,687
Less:
Payroll expense	436,080	345,797
Equipment and fuel expense	67,297	55,539
Subcontractor expense	95,406	64,355
Other segment expenses (a)	335,800	276,749		30,641
Income (loss) from operations, reportable segments	$78,374	$77,935	$156,309	$(22,286)		134,023
Unallocated costs (b)						(19,339)
Income from operations						114,684
Interest expense						(20,331)
Interest income						3,216
Other income (expense), net						(8,378)
Income before income taxes						$89,191

Depreciation	$23,140	$32,366	$55,506	$9,056	(c)	$64,562
Amortization	1,536	3,896	5,432	—		5,432
Capital expenditures	28,817	66,157	94,974	50,543	(d)	145,517
Segment assets, total	409,554	372,041	781,595	625,956	(e)	1,407,551

Fiscal Year 2023
Revenues	$934,977	$754,455	$1,689,432	$4,049		$1,693,481
Less:
Payroll expense	419,242	323,325
Equipment and fuel expense	69,105	53,151
Subcontractor expense	68,491	58,805
Other segment expenses (a)	314,725	247,352		16,260
Income (loss) from operations, reportable segments	$63,414	$71,822	$135,236	$(12,211)		123,025
Unallocated costs (b)						(8,818)
Income from operations						114,207
Interest expense						(13,745)
Interest income						1,894
Other income (expense), net						(5,120)
Income before income taxes						$97,236

Depreciation	$21,565	$29,843	$51,408	$2,163	(c)	$53,571
Amortization	1,873	3,199	5,072	—		5,072
Capital expenditures	21,716	43,147	64,863	22,459	(d)	87,322
Segment assets, total	399,059	367,745	766,804	514,256	(e)	1,281,060
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
Geographic Information--The following presents revenues, based on where the service was performed, and long-lived assets by geographic territory:

	Year Ended December 31,
	2025	2024	2023
Revenues
United States	$1,838,806	$1,741,143	$1,594,546
Canada	109,163	100,544	98,935
	$1,947,969	$1,841,687	$1,693,481

	December 31,
	2025	2024	2023
Long-lived assets, net
United States	$940,563	$835,648	$741,294
Canada	36,530	32,950	33,086
	$977,093	$868,598	$774,380
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
December 31, 2025
(Amounts in thousands, except share data)
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

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
Disaggregation of Revenue
The following tables disaggregate our revenue for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 by major sources:

Year Ended December 31, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$689,490	$458,481	$(1,854)	$1,146,117
Grounds maintenance	—	225,981	60	226,041
Storm damage services	35,506	28,349	—	63,855
Consulting and other	342,175	164,727	5,054	511,956
Total revenues	$1,067,171	$877,538	$3,260	$1,947,969

Geography:
United States	$1,010,218	$825,328	$3,260	$1,838,806
Canada	56,953	52,210	—	109,163
Total revenues	$1,067,171	$877,538	$3,260	$1,947,969

Year Ended December 31, 2024	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$626,960	$431,681	$(93)	$1,058,548
Grounds maintenance	—	200,096	—	200,096
Storm damage services	49,267	31,903	—	81,170
Consulting and other	336,730	156,695	8,448	501,873
Total revenues	$1,012,957	$820,375	$8,355	$1,841,687

Geography:
United States	$959,976	$772,812	$8,355	$1,741,143
Canada	52,981	47,563	—	100,544
Total revenues	$1,012,957	$820,375	$8,355	$1,841,687

Year Ended December 31, 2023	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$563,222	$411,508	$(756)	$973,974
Grounds maintenance	—	185,994	—	185,994
Storm damage services	12,049	13,123	—	25,172
Consulting and other	359,706	143,830	4,805	508,341
Total revenues	$934,977	$754,455	$4,049	$1,693,481

Geography:
United States	$881,428	$709,069	$4,049	$1,594,546
Canada	53,549	45,386	—	98,935
Total revenues	$934,977	$754,455	$4,049	$1,693,481

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company has recognized $2,890 and $3,808 of revenue for the twelve months ended December 31, 2025 and December 31, 2024, respectively, that was included in the contract liability balance at December 31, 2024 and December 31, 2023, respectively. Net contract liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Contract liabilities - current	$3,032	$3,756
Contract liabilities - noncurrent	7,320	4,655
Net contract liabilities	$10,352	$8,411
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
December 31, 2025
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
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024, were as follows:

		Fair Value Measurements at December 31, 2025 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	$34,910	$34,910	$—	$—
Total available-for-sale debt securities	34,910	34,910	—	—

Marketable equity securities:
Mutual funds	20,383	20,383	—	—
Exchange traded funds	16,030	16,030	—	—
Total marketable equity securities	36,413	36,413	—	—

Liabilities:
Deferred compensation	$863	$—	$—	$863

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)

		Fair Value Measurements at December 31, 2024 Using:
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	$46,180	$46,180	$—	$—
Total available-for-sale debt securities	46,180	46,180	—	—

Marketable equity securities:
Mutual funds	19,491	19,491	—	—
Exchange traded funds	1,727	1,727	—	—
Total marketable equity securities	21,218	21,218	—	—

Liabilities:
Deferred compensation	$1,482	$—	$—	$1,482
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
The peer group at December 31, 2025 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note N).

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
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

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale debt securities	$34,910	$34,910	$46,180	$46,180
Marketable equity securities	36,413	36,413	21,218	21,218

Liabilities:
Revolving credit facility, noncurrent	125,431	125,431	213,873	213,873
Senior unsecured notes, noncurrent	190,000	191,070	120,000	117,486
Term loans, noncurrent	2,886	2,937	6,072	6,065
Total	$318,317	$319,438	$339,945	$337,424
The carrying value of our revolving credit facility approximates fair value--classified as Level 2--as the interest rates on the amounts outstanding are variable and are adjusted regularly to reflect current market rates. The fair value of our senior unsecured notes and term loans--classified as Level 2--is determined based on expected future weighted-average interest rates with the same remaining maturities.
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
U.    Commitments and Contingencies
Letters of Credit
At December 31, 2025, we were contingently liable to our principal banks in the amount of $101,659 for letters of credit outstanding primarily related to insurance coverage.
Surety Bonds
In certain circumstances, we have performance obligations that are supported by surety bonds in connection with our contractual commitments.

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
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
December 31, 2025
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
During the pendency of the criminal cases, the civil cases were stayed. Once the individual defendants' criminal matters were resolved, the State Court permitted limited additional discovery and amended motions for summary judgment. On March 6, 2024, the State Court granted the plaintiff’s motion to drop less than all parties from the lawsuit. As a result, Davey Tree was the only remaining defendant in the State Court case. The State Court had also set a civil jury trial for the week of July 29 to August 2, 2024. The Company filed a Third Motion for Summary Judgment after the dismissal of the other defendants, and the Court granted the Company’s Third Motion for Summary Judgment in part and denied it in part on June 25, 2024. Due to the significant change to the claims in the case, the Court further vacated the previously set trial date of July 29, 2024. A new trial date was set for June 2, 2025. The trial was held and eight days later, on June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351. The jury also apportioned fault between the Company and the Plaintiff, and specifically apportioned 90% of the fault to the Company and 10% of the fault to the Plaintiff’s Decedent. On June 23, 2025, based on the jury’s findings and Georgia law, the Court entered a verdict against the Company in the amount of $4,906, which the Company has fully accrued for as of December 31, 2025. On July 9, 2025, Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. The Company also filed its own Motion Notwithstanding the Verdict on July 23, 2025. A hearing was held on Plaintiff's and the Company’s post judgment motions on January 14, 2026. On February 24, 2026, the Court denied the Company’s Motion for Judgment Notwithstanding the Verdict and Plaintiff’s Motion to Set Aside Judgment and Motion for New Trial but partially granted Plaintiff’s Motion for Judgment Notwithstanding the Verdict. Specifically, the Court found that there was no evidence presented at trial to support the jury’s apportionment of 10% fault to the Plaintiff’s Decedent. Accordingly, the Court entered an Amended

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
Judgment on February 24, 2026 against the Company in the amount of $5,451. The Company is currently evaluating its appellate options. The deadline for filing a notice of appeal is March 25, 2026.
The stay in the Federal Court case was lifted on April 4, 2023. The Company moved to dismiss the alleged civil RICO claims, further filed a motion to stay the case until the motion to dismiss was decided, and moved for partial summary judgment on certain state law claims. The Federal Court granted the Company’s motion to stay discovery pending resolution of the motion to dismiss. On March 27, 2024, the Federal Court ordered the plaintiff to refile a deficient RICO statement, dismissed the Company’s motion to dismiss without prejudice and leave to refile once the plaintiff’s RICO statement has been refiled, and set a briefing schedule. The Company then refiled its Motion to Dismiss in early summer 2024 and that Motion to Dismiss was granted on March 3, 2025, dismissing all RICO related claims against the moving defendants. Plaintiffs have since filed a Motion for Reconsideration of its Motion to Dismiss, a Motion to Stay pending the outcome of the Motion to Dismiss, and a Motion to Remand the case to State Court. Davey filed responses to the motions. The Federal Court denied Plaintiff's Motion to Stay, and Plaintiff’s Motion for Reconsideration and Motion for Remand remain pending. The Federal Court has not yet set a trial date.
The Company and Wolf Tree have denied all liability and are vigorously defending against all allegations and claims in the remaining pending actions in both civil cases.
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
December 31, 2025
(Amounts in thousands, except share data)
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
On September 22, 2025, the Court in JCCP No. 4955 set a trial date in all of the coordinated actions for June 8, 2026 and reserved the month of June for the trial. The parties entered into a Settlement Agreement in the amount of $208,000 on November 25, 2025. Parties filed a good faith motion for approval of parties settlement the week of January 20, 2026. The parties continue to resolve any remaining outstanding procedures needed for final resolution of claims pursuant to the settlement agreement and California law requirements.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance receivable within our Consolidated Balance Sheet as of December 31, 2025.
Vehicle Accident Lawsuit
In January 2023, a wrongful death lawsuit was brought against Davey Tree and a Davey Tree employee in the Circuit Court of the Fifth Judicial Circuit, Citrus County, Florida related to a vehicle accident that occurred on January 7, 2022. The vehicle accident occurred when, in an attempt to avoid a rear-end collision with a stopped vehicle, the Davey Tree driver swerved to the left over the centerline into oncoming traffic and struck Decedent’s oncoming vehicle. The Decedent sustained severe injuries and ultimately passed away. Plaintiff, individually and on behalf of Decedent’s Estate, brought suit against Davey Tree and its driver for wrongful death.  The case was tried

List of Financial Statements and Financial Statements Schedules

The Davey Tree Expert Company
Notes to Consolidated Financial Statements
December 31, 2025
(Amounts in thousands, except share data)
before a jury commencing on December 1, 2025. The jury returned a verdict on December 9, 2025, finding that the Davey Tree driver’s negligence caused Plaintiff’s Decedent’s death, and that Plaintiff’s Decedent was not negligent. The jury awarded total damages of $54,128 to Plaintiff.  Following the verdict, the parties engaged in post-trial motions and Davey Tree continues to deny and vigorously defend the claims brought in this action. The Company is fully accrued up to our self-insurance limit of $11,000 and we believe that any losses in excess of our self-insurance limit would be recovered through our third-party insurance providers and have accrued a corresponding insurance receivable within our Consolidated Balance Sheet.