Form 10-Q
period 2026-04-04
DAVEY TREE EXPERT CO
filed 2026-05-13
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 39,007,458 Common Shares, $.50 par value per share, outstanding as of May 8, 2026. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
April 4, 2026

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income (Loss)			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			6
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	7
	B	—	Seasonality of Business	9
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	9
	D	—	Business Combinations	10
	E	—	Marketable Securities	12
	F	—	Identified Intangible Assets and Goodwill, Net	13
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	15
	H	—	Leases	18
	I	—	Stock-Based Compensation	20
	J	—	Income Taxes	22
	K	—	Accumulated Other Comprehensive Income (Loss)	23
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	24
	M	—	Operations by Business Segment	26
	N	—	Revenue Recognition	28
	O	—	Fair Value Measurements and Financial Instruments	29
	P	—	Commitments and Contingencies	32
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			38
	Results of Operations			39
	Liquidity and Capital Resources			41
	Cash Flow Summary			42
	Contractual Obligations Summary and Commercial Commitments			43
	Capital Resources			44
	Critical Accounting Policies and Estimates			44
	Note Regarding Forward-Looking Statements			44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			46

Item 4.	Controls and Procedures			46

Part II.	Other Information			47

Item 1.	Legal Proceedings			47

Item 1A.	Risk Factors			50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			51

Item 5.	Other Information			52

Item 6.	Exhibits			53

Exhibit Index				53

Signatures				54

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	April 4, 2026	December 31, 2025
Assets
Current assets:
Cash	$28,212	$12,397
Accounts receivable, net	393,085	385,470
Operating supplies	20,990	17,313
Other current assets	100,851	104,527
Total current assets	543,138	519,707
Property and equipment, net	503,090	471,200
Right-of-use assets - operating leases	63,633	66,445
Marketable securities and other investments	82,366	59,498
Insurance receivable	254,611	254,447
Intangible assets, net	27,874	16,832
Goodwill	125,785	98,723
Other assets	12,058	9,948
Total assets	$1,612,555	$1,496,800
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$58,555	$66,565
Accrued expenses	78,494	87,871
Current portion of long-term debt and finance lease liabilities	98,636	121,064
Other current liabilities	113,415	114,096
Total current liabilities	349,100	389,596
Long-term debt	459,997	317,279
Lease liabilities - finance leases	38,981	28,299
Lease liabilities - operating leases	37,593	38,798
Self-insurance accruals	93,648	90,328
Litigation accruals	254,611	254,447
Other noncurrent liabilities	42,938	21,453
Total liabilities	1,276,868	1,140,200
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 7,711 and 7,737 shares at redemption value as of April 4, 2026 and December 31, 2025	212,811	213,548
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 78,117 and 78,090 shares issued and outstanding before deducting treasury shares and which excludes 7,711 and 7,737 shares subject to redemption as of April 4, 2026 and December 31, 2025	39,058	39,045
Additional paid-in capital	257,909	257,130
Common shares subscribed, unissued	19,089	19,145
Retained earnings	365,248	377,145
Accumulated other comprehensive loss	(6,139)	(5,611)
	675,165	686,854
Less: Cost of common shares held in treasury; 46,447 shares at April 4, 2026 and 46,358 shares at December 31, 2025	542,700	533,924
Common shares subscription receivable	9,589	9,878
Total common shareholders' equity	122,876	143,052
Total liabilities and shareholders' equity	$1,612,555	$1,496,800

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended
	April 4, 2026	March 29, 2025
Revenues	$435,775	$434,836

Costs and expenses:
Operating	294,877	295,932
Selling	82,267	81,353
General and administrative	49,199	40,600
Depreciation and amortization	21,256	18,568
Gain on sale of assets, net	(892)	(33)
Total costs and expenses	446,707	436,420

Loss from operations	(10,932)	(1,584)

Other income (expense):
Interest expense	(4,593)	(4,382)
Interest income	350	552
Other	(2,172)	(1,716)

Loss before income taxes	(17,347)	(7,130)

Income tax benefit	(6,662)	(3,872)

Net loss	$(10,685)	$(3,258)

Net loss per share--basic and diluted	$(.27)	$(.08)

Weighted-average shares outstanding--basic and diluted	39,729	40,871

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net loss	$(10,685)	$(3,258)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(341)	143
Net change related to available-for-sale securities	(187)	85

Total other comprehensive (loss) income, net of tax	(528)	228

Comprehensive loss	$(11,213)	$(3,030)

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2026	$39,045	$257,130	$19,145	$377,145	$(5,611)	$(533,924)	$(9,878)	$143,052
Net loss	—	—	—	(10,685)	—	—	—	(10,685)
Change in 401KSOP and ESOP related shares	13	724	—	—	—	—	—	737
Shares sold to employees	—	2,244	—	—	—	1,815	—	4,059
Options exercised	—	(2,494)	—	—	—	2,669	—	175
Subscription shares	—	26	(56)	—	—	45	289	304
Stock-based compensation	—	279	—	—	—	—	—	279
Dividends, $.030 per share	—	—	—	(1,212)	—	—	—	(1,212)
Other comprehensive loss	—	—	—	—	(528)	—	—	(528)
Shares purchased	—	—	—	—	—	(13,305)	—	(13,305)
Balances at April 4, 2026	$39,058	$257,909	$19,089	$365,248	$(6,139)	$(542,700)	$(9,589)	$122,876

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at January 1, 2025	$38,857	$225,846	$21,100	$375,525	$(6,773)	$(468,132)	$(12,834)	$173,589
Net loss	—	—	—	(3,258)	—	—	—	(3,258)
Change in 401KSOP and ESOP related shares	(69)	(3,228)	—	—	—	—	—	(3,297)
Shares sold to employees	—	1,950	—	—	—	1,496	—	3,446
Options exercised	—	(1,099)	—	—	—	3,936	—	2,837
Subscription shares	—	85	(290)	—	—	113	440	348
Stock-based compensation	—	(1,682)	—	—	—	—	—	(1,682)
Dividends, $.025 per share	—	—	—	(1,044)	—	—	—	(1,044)
Other comprehensive income	—	—	—	—	228	—	—	228
Shares purchased	—	—	—	—	—	(8,856)	—	(8,856)
Balances at March 29, 2025	$38,788	$221,872	$20,810	$371,223	$(6,545)	$(471,443)	$(12,394)	$162,311

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Operating activities
Net Loss	$(10,685)	$(3,258)
Adjustments to reconcile net loss to net cash used in operating activities net of assets/liabilities acquired:
Depreciation and amortization	21,256	18,568
Other	1,139	390
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(7,861)	4,388
Accounts payable and accrued expenses	(17,962)	(18,913)
Self-insurance accruals	(316)	(6,359)
Prepaid expenses	9,745	8,769
Mitigation bank credit inventory	(879)	(497)
Income taxes receivable	(6,710)	(1,592)
Other, net	(5,705)	(5,887)
	(7,293)	(1,133)
Net cash used in operating activities	(17,978)	(4,391)
Investing activities
Capital expenditures:
Equipment	(25,090)	(22,915)
Land and buildings	(12,162)	(12,255)
Purchases of businesses, net of cash acquired and debt incurred	(10,989)	—
Proceeds from sales of property and equipment	1,366	1,021
Purchases of marketable securities	(26,216)	(9,346)
Proceeds from sale of marketable securities	5,021	17,075
Net cash used in investing activities	(68,070)	(26,420)
Financing activities
Revolving credit facility borrowings	342,252	175,352
Revolving credit facility payments	(202,303)	(134,649)
Purchase of common shares for treasury	(13,305)	(8,856)
Sale of common shares from treasury	4,538	6,631
Dividends	(1,212)	(1,044)
Proceeds from notes payable	—	13,842
Payments of notes payable	(24,716)	(24,480)
Payments of finance leases	(3,336)	(1,747)
Net cash provided by financing activities	101,918	25,049
Effect of exchange rate changes on cash	(55)	35
Increase (decrease) in cash	15,815	(5,727)
Cash, beginning of period	12,397	17,471
Cash, end of period	$28,212	$11,744
Supplemental cash flow information follows:
Interest paid	$5,209	$8,059
Income taxes paid (refunded)	51	(13)

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
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
Certain information and disclosures required by U.S. GAAP for complete financial statements have been omitted in accordance with the rules and regulations of the SEC. We suggest that these condensed consolidated financial statements be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).
Use of Estimates in Financial Statement Preparation--The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Estimates are used for, but not limited to, allowance for credit losses, depreciable lives of fixed assets, long-lived asset and goodwill valuation, contingent consideration valuation, self-insurance accruals, income taxes, stock valuation and revenue recognition. Actual results could differ from those estimates.
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended April 4, 2026 is referred to as the first quarter of 2026, and the fiscal quarter ended March 29, 2025 is referred to as the first quarter of 2025.
Recent Accounting Guidance
Accounting Standards Adopted in 2026
Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets--In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity may

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
elect to assume that the current conditions as of the balance sheet date it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and for interim reporting periods within those annual fiscal years, with early adoption permitted. Entities that elect the practical expedient should apply the amendments prospectively. The Company has adopted this guidance prospectively for the fiscal quarter ended April 4, 2026 with no material impact on its condensed consolidated financial statements and related disclosures.
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
April 4, 2026
(Amounts in thousands, except share data)
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three months ended April 4, 2026 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2026. The seasonality of our business traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net, consisted of the following:

Accounts receivable, net	April 4, 2026	December 31, 2025
Accounts receivable	$257,917	$271,949
Unbilled receivables (1)	138,905	116,548
	396,822	388,497
Less allowances for credit losses	3,737	3,027
Accounts receivable, net	$393,085	$385,470
(1)    Unbilled receivables consists of contract assets arising from revenue recognized but not yet billed in accordance with the terms of contracts, primarily with utility services customers.
The following items comprised the amounts included in the balance sheets:

Other current assets	April 4, 2026	December 31, 2025
Refundable income taxes	$15,894	$9,184
Prepaid expenses	31,372	40,940
Mitigation bank credit inventory	33,332	32,453
Assets invested for self-insurance	10,278	12,576
Payroll taxes refundable	7,855	7,855
Other	2,120	1,519
Total	$100,851	$104,527

Property and equipment, net	April 4, 2026	December 31, 2025
Land and land improvements	$34,005	$31,474
Buildings and leasehold improvements	181,308	177,279
Equipment	839,839	805,062
	1,055,152	1,013,815
Less accumulated depreciation	552,062	542,615
Total	$503,090	$471,200

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)

Other assets, noncurrent	April 4, 2026	December 31, 2025
Investment--cost-method affiliate	$1,710	$1,405
Cloud computing arrangements	376	391
Other	9,972	8,152
Total	$12,058	$9,948

Accrued expenses	April 4, 2026	December 31, 2025
Employee compensation	$24,053	$44,109
Accrued compensated absences	17,380	16,785
Self-insured medical claims	4,469	3,269
Customer advances, deposits	3,877	1,254
Taxes, other than income	17,702	8,498
Other	11,013	13,956
Total	$78,494	$87,871

Other current liabilities	April 4, 2026	December 31, 2025
Current portion of:
Lease liability-operating leases	$27,331	$28,920
Contingent consideration	4,547	—
Self-insurance accruals	81,537	85,176
Total	$113,415	$114,096

Other noncurrent liabilities	April 4, 2026	December 31, 2025
Non-qualified deferred compensation and benefit plans	$5,850	$5,699
Deferred income taxes	4,762	4,812
Contingent consideration	20,853	—
Other	11,473	10,942
Total	$42,938	$21,453
D.    Business Combinations
Our investments in businesses were $42,927 and $8,540 during the first three months of 2026 and the year ended December 31, 2025, respectively.
On January 30, 2026 we acquired Cal Engineering Solutions, Inc. and its sister companies (collectively “Cal Engineering”), a company that provides design and engineering services for electric utilities, transmission companies and commercial clients. Services include the design, analysis and modification of transmission and distribution lines and towers. This acquisition expands our available engineering service offerings. The total enterprise value of the acquisition was $42,777 as of the acquisition closing date, comprised of $41,881 consideration transferred and liabilities assumed of $896. At the acquisition date, the consideration transferred included a cash payment of $13,049 ($10,839 net of cash acquired of $2,210), debt issued of $3,000, an estimated working capital settlement of $432 and the issuance

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
of contingent consideration in the form of an earnout agreement valued at $25,400. The contingent consideration provides for five future annual cash payments with the potential for a sixth annual cash payment, with each payment contingent on the achievement of certain operating profit thresholds. See Note O - Fair Value Measurements and Financial Instruments for a discussion of the valuation methodology and significant inputs used to estimate the fair value of the contingent consideration. The amount of consideration transferred is subject to post-closing adjustments related to the final determination of working capital balances and measurement period adjustments to provisional acquisition date fair values, including contingent consideration. As of the acquisition date, Cal Engineering is included in our Utility segment.
On March 30, 2026 we also acquired a business for $150 with no liabilities assumed and no debt issued. The acquired company is in our Residential and Commercial segment and is located in Massachusetts.
Purchase Price Allocations
The net assets of businesses acquired are accounted for under the acquisition method and are recorded at their fair values at the dates of acquisition. The measurement period for purchase price allocations ends when the information necessary to finalize valuations for contingent consideration, intangible assets and other amounts is obtained, but does not exceed one year from the acquisition date.
The purchase price allocation of Cal Engineering acquired on January 30, 2026 is preliminary and will be completed when valuations for contingent consideration and intangible assets and other amounts are finalized, which will be completed within the 12-month measurement period from the date of acquisition. The purchase price allocations for the business acquired on March 30, 2026 and for businesses acquired in 2025 have been finalized as of April 4, 2026.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Three Months Ended April 4, 2026	Year Ended December 31, 2025
Detail of acquisitions:
Assets acquired:
Cash	$2,210	$—
Operating supplies	—	46
Prepaid expense	202	—
Equipment	357	1,179
Deposits and other	42	—
Right-of-use assets - operating leases	735	—
Intangible assets	12,280	3,595
Goodwill	27,101	3,720
Liabilities assumed	(896)	(88)
Liability for remaining working capital payment	(432)	—
Contingent consideration	(25,400)	—
Debt issued for purchases of businesses	(3,000)	(1,100)
Cash paid	$13,199	$7,352

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Goodwill recognized in connection with acquisitions completed during the three months ended April 4, 2026 is not deductible for income tax purposes. Prepaid expenses, deposits and other current assets and current liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The estimate of fair value for equipment was based on an assessment of the acquired assets’ condition as well as an evaluation of the current market value of such assets.
The acquired intangible assets consist of tradenames, non-competition agreements and customer relationships. During the three months ended April 4, 2026 the Company recognized acquired intangible assets with an aggregate fair value of $12,280, consisting of $160 related to tradenames with a weighted average useful life of five years, $970 related to non-competition agreements with a weighted average useful life of five years and $11,150 related to customer relationships with a weighted average useful life of seven years. The valuation of intangible assets was determined using the income approach methodology. More specifically, the fair value of the tradenames were estimated using the relief-from-royalty method, while the fair value of the customer relationships were estimated using the multi-period excess earnings method, and the fair value of the non-competition agreements were estimated using a lost income method. Significant judgments and assumptions used in estimating management’s cash flow projections included projected revenue growth rates, profit margins, discount rates, customer attrition rates, royalty rates and likelihood of competition among others. The projected future cash flows are discounted to present value using an appropriate discount rate.
Results of operations of acquired businesses are included in the Condensed Consolidated Statements of Operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the three months ended April 4, 2026 and the year ended December 31, 2025 was not significant.
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at April 4, 2026 and December 31, 2025 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
April 4, 2026
Fixed maturity:
United States Government and agency securities	$39,675	$872	$(48)	$40,499
Total available-for-sale debt securities	$39,675	$872	$(48)	$40,499

December 31, 2025
Fixed maturity:
United States Government and agency securities	$34,091	$878	$(59)	$34,910
Total available-for-sale debt securities	$34,091	$878	$(59)	$34,910
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
April 4, 2026
(Amounts in thousands, except share data)
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $40,499 and $34,910 at April 4, 2026 and December 31, 2025, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held approximately $51,645 and $36,413 in marketable equity securities as of April 4, 2026 and December 31, 2025, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Condensed Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at April 4, 2026 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due:
Less than one year	$9,233	$9,779
One year through five years	30,442	30,720
Six years through ten years	—	—
After ten years	—	—
Total	$39,675	$40,499
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	April 4, 2026		December 31, 2025
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$57,796	$36,240	$46,641	$35,480
Employment-related	15,117	12,381	14,146	12,150
Tradenames	14,046	10,464	13,888	10,213
Amortized intangible assets	86,959	$59,085	74,675	$57,843
Less accumulated amortization	59,085		57,843
Identified intangible assets, net	$27,874		$16,832

Goodwill	$125,785		$98,723

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
The changes in the carrying amounts of goodwill, by segment, for the three months ended April 4, 2026 and the year ended December 31, 2025 were as follows:

	Balance at January 1, 2026	Acquisitions	Translation and Other Adjustments	Balance at April 4, 2026
Utility	$4,941	$27,101	$—	$32,042
Residential and Commercial	93,782	—	(39)	93,743
Total	$98,723	$27,101	$(39)	$125,785

	Balance at January 1, 2025	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2025
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	89,938	3,720	124	93,782
Total	$94,879	$3,720	$124	$98,723

Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of April 4, 2026, was as follows:

Estimated Future Amortization Expense
Remaining nine months of 2026	$4,735
2027	5,840
2028	5,044
2029	4,521
2030	3,148
2031	2,309
Thereafter	2,277
$27,874

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with one bank totaling $1,076. At April 4, 2026, we had $636 available under the lines of credit and $440 committed through issued letters of credit. Borrowings outstanding generally bear interest at the bank’s prime rate. Our long-term debt consisted of the following:

	April 4, 2026	December 31, 2025
Revolving credit facility:
Swing-line borrowings	$5,385	$5,431
SOFR borrowings	260,000	120,000
	265,385	125,431
Senior unsecured notes:
3.99% Senior unsecured notes	30,000	30,000
4.00% Senior unsecured notes	15,000	15,000
6.19% Senior unsecured notes	75,000	75,000
5.19% Senior unsecured notes	100,000	100,000
	220,000	220,000
Term loans	22,778	29,484
Accounts receivable securitization facility loan	40,000	55,000
	548,163	429,915
Less debt issuance costs	939	1,038
Less current portion	87,227	111,598
	$459,997	$317,279
Revolving Credit Facility--In July 2024, the Company amended and restated its revolving credit facility with its existing bank group, which was amended in May 2025 to, among other things, allow for certain intercompany advances among the Company and its subsidiaries and in January 2026 to revise the definition of Consolidated Earnings Before Interest and Taxes. The amended and restated credit agreement, as amended, which expires in July 2029, permits borrowings, as defined, of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.25 to 1.00 with exceptions in case of material acquisitions) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. As of April 4, 2026, we had unused commitments under the facility approximating  $132,365, with $267,635 committed, which consisted of borrowings of $265,385 and issued letters of credit of $2,250.
Borrowings outstanding bear interest, at the Company’s option, of either (a) the base rate or (b) the Secured Overnight Financial Rate (“SOFR”) plus a margin adjustment ranging from .875% to 1.50%--with the margin adjustments based on the Company's leverage ratio at

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
the time of borrowing. As of April 4, 2026, the base rate was the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.50%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .225% is also required based on the average daily unborrowed commitment.
The revolving credit facility was further amended in May 2026 to, among other things, revise the financial covenant relating to the leverage ratio to provide that the maximum leverage ratio will not exceed 3.75 to 1.00 (with no exception for certain material acquisitions); amend the SOFR margin from a range of .875% to 1.50% to a range of .875% to 1.75% in each case based on the Company’s leverage ratio at the time of such borrowing; and amend the commitment fees on the average daily unused portion of the total revolving credit commitment from a range of .10% to .225% to a range of .10% to .25% in each case based on the Company’s leverage ratio.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the “3.99% Senior Notes”), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. In May 2025, the Company further amended its Note Purchase and Shelf Agreement with its existing purchasers to, among other things, allow for certain intercompany advances among the Company and its subsidiaries, and in January 2026, the Company amended the Note Purchase and Shelf Agreement to revise the definition of Consolidated Earnings Before Interest and Taxes. In May 2026, the Note Purchase and Shelf Agreement was further amended to, among other things, revise the financial covenant relating to the leverage ratio to provide that the maximum ratio will not exceed 3.75 to 1.00 (with no exception for certain material acquisitions). As the Company has previously issued notes with an aggregate amount outstanding of $220,000 under the Note Purchase and Shelf Agreement, as of April 4, 2026, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $30,000.
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
April 4, 2026
(Amounts in thousands, except share data)
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
The net proceeds of all senior notes are generally used to pay down borrowings under our revolving credit facility and for general corporate purposes.
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to April 4, 2026 were as follows:

Amount
Remaining nine months of 2026	$87,227
2027	48,910
2028	46,641
2029	265,385
2030	100,000
$548,163
Accounts Receivable Securitization Facility--In July 2025, the Company amended its Accounts Receivable Securitization Facility (as amended, the “AR Securitization program”) to, among other things, extend the scheduled termination date for an additional one-year period, to July 17, 2026, and increase the AR Securitization facility limit to $175,000. In addition, certain subsidiaries of the Company entered into a joinder agreement, pursuant to which such subsidiaries agreed to serve as originators of receivables under the AR Securitization program. The lender may also issue loans, in addition to letters of credit, under the AR Securitization program
The AR Securitization program has a limit of $175,000, of which $99,071 was issued for letters of credit (“LCs”) as of both April 4, 2026 and December 31, 2025, and loans were issued in the amounts of $40,000 and $55,000 as of April 4, 2026 and December 31, 2025, respectively.
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of April 4, 2026--to the bank in exchange for the bank issuing LCs.
Fees payable to the bank include: (a) an LC issuance fee, payable on each settlement date, in the amount of .90% per annum on the aggregate amount of all LCs outstanding plus outstanding reimbursement obligations (e.g., arising from drawn LCs), if any, and (b) an

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
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
Total Commitments Related to Issued Letters of Credit--As of April 4, 2026, total commitments related to issued LCs were $101,761, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $440 were issued under short-term lines of credit. As of December 31, 2025, total commitments related to issued LCs were $101,659, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $338 were issued under short-term lines of credit. These issued LC’s are primarily related to insurance coverage.
As of April 4, 2026, we were in compliance with all debt covenants.
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

	Condensed Consolidated Balance Sheet Classification	April 4, 2026	December 31, 2025
Assets
Operating lease assets	Right-of-use assets - operating leases	$63,633	$66,445
Finance lease assets	Property and equipment, net	49,822	37,117
Total lease assets		$113,455	$103,562
Liabilities
Current operating lease liabilities	Other current liabilities	$27,331	$28,920
Non-current operating lease liabilities	Lease liabilities - operating leases	37,593	38,798
Total operating lease liabilities		64,924	67,718
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	11,409	9,466
Non-current finance lease liabilities	Lease liabilities - finance leases	38,981	28,299
Total finance lease liabilities		50,390	37,765
Total lease liabilities		$115,314	$105,483

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended
	Condensed Consolidated Statements of Operations Classification	April 4, 2026	March 29, 2025
Operating lease cost	Operating expense	$5,344	$7,235
Operating lease cost	Selling expense	2,971	2,800
Operating lease cost	General and administrative expense	291	278
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	2,970	1,591
Interest expense on lease liabilities	Interest expense	564	201
Other lease cost (1)	Operating expense	2,981	3,103
Other lease cost (1)	Selling expense	642	545
Other lease cost (1)	General and administrative expense	52	13
Total lease cost		$15,815	$15,766
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms as of April 4, 2026 was 3.2 years for operating leases and 5.0 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of April 4, 2026 were 4.28% for operating leases and 5.17% for finance leases.

Supplemental Cash Flow Information Related to Leases	Three Months Ended
	April 4, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(9,390)	$(10,885)
Operating cash flows from finance leases	(565)	(201)
Financing cash flows from finance leases	(3,336)	(1,747)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,271	2,934
Finance leases	15,961	4,078

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)

Maturity Analysis of Lease Liabilities	As of April 4, 2026
	Operating Leases	Finance Leases
Remaining nine months of 2026	$23,472	$10,400
2027	20,863	12,066
2028	12,103	11,041
2029	6,642	9,145
2030	3,167	6,111
2031	1,176	4,794
Thereafter	2,018	3,582
Total lease payments	69,441	57,139
Less interest	4,517	6,749
Total	$64,924	$50,390
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Compensation expense, all share-based payment plans	$2,501	$2,352
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deductions, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $640 for the three months ended April 4, 2026 and $577 for the three months ended March 29, 2025.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. As of April 4, 2026, there are no remaining compensation costs related to stock options as they have been fully recognized. Compensation cost recognized for stock options was $20 for the three months ended March 29, 2025
Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
Restricted Stock Units--During the three months ended April 4, 2026, the Compensation Committee of the Board of Directors awarded 61,195 PRSUs to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of April 4, 2026.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2026	514,734	$21.63
Granted	61,195	27.28
Forfeited	(6,685)	21.53
Vested	(90,945)	22.78
Unvested, April 4, 2026	478,299	$22.14	1.5 years	$4,896	$13,201
Employee PRSUs	454,315	$22.18	1.5 years	$4,682	$12,539
Non-employee Director RSUs	23,984	$21.39	1.3 years	$214	$662
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $1,861 for the three months ended April 4, 2026 and $1,755 for the three months ended March 29, 2025.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Three Months Ended
	April 4, 2026	March 29, 2025
Volatility rate	9.2%	9.4%
Risk-free interest rate	3.9%	4.0%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the three months ended April 4, 2026.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2026	901,632	$9.96
Granted	—	—
Exercised	(27,746)	8.73
Forfeited	—	—
Outstanding, April 4, 2026	873,886	$10.00	2.4 years	$15,377

Exercisable, April 4, 2026	873,886	$10.00	2.4 years	$15,377

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, the vesting of PRSUs and RSUs or purchases under the Employee Stock Purchase Plan.
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the three months ended April 4, 2026 was 28.1%. Our actual effective tax rate was 38.4% and 54.3% for the three months ended April 4, 2026 and March 29, 2025, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items, such as equity awards. Such discrete items are a set amount and therefore have a larger impact on the rate based on our net loss before tax in the first three months compared to the impact they will have on the rate for the full year.
As of April 4, 2026, we had unrecognized tax benefits of $2,066, of which $472 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $106. At December 31, 2025, we had unrecognized tax benefits of $2,036, of which $442 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $102. Unrecognized tax

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2021. As of April 4, 2026, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three months ended April 4, 2026 and March 29, 2025:

Three Months Ended April 4, 2026	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2026	$(5,790)	$142	$37	$(5,611)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(341)	$—	$—	$(341)
Unrealized gain (loss) on available-for-sale securities	—	(237)	—	(237)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Tax effect	—	50	—	50
Net of tax amount	(341)	(187)	—	(528)
Balance at April 4, 2026	$(6,131)	$(45)	$37	$(6,139)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)

Three Months Ended March 29, 2025	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(6,881)	$10	$98	$(6,773)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$143	$—	$—	$143
Unrealized gain on available-for-sale securities	—	108	—	108
Unrealized gains in fair value	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Tax effect	—	(23)	—	(23)
Net of tax amount	143	85	—	228
Balance at March 29, 2025	$(6,738)	$95	$98	$(6,545)
There were no changes in defined benefit pension plans for either the three months ended April 4, 2026 or March 29, 2025. Changes in defined benefit pension plans are included in net periodic pension expense classified in the Condensed Consolidated Statement of Operations as general and administrative expense or other income (expense).
L.    Per Share Amounts and Common and Redeemable Shares Outstanding
We calculate our basic earnings per share by dividing net income or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of earnings per share. The per share amounts were computed as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Income available to common shareholders:
Net loss	$(10,685)	$(3,258)

Weighted-average shares (in thousands):
Basic:
Outstanding	39,465	40,584
Partially-paid share subscriptions	264	287
Basic weighted-average shares	39,729	40,871

Diluted:
Diluted weighted-average shares	39,729	40,871

Net loss per share--basic and diluted	$(.27)	$(.08)

Anti-dilutive amounts excluded from calculation:
Exercise of stock subscription purchase rights	115	92
Exercise of stock options and awards	979	1,423

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
The potentially dilutive shares were excluded from the calculation of diluted net loss per share for the three months ended April 4, 2026 and March 29, 2025 because their effect would have been anti-dilutive.
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the three months ended April 4, 2026 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2026	31,732,003	7,737,260	39,469,263
Shares purchased	(279,275)	(179,163)	(458,438)
Shares sold	5,953	152,443	158,396
Stock subscription offering -- cash purchases	3,100	—	3,100
Options and awards exercised	208,092	—	208,092
Shares outstanding at April 4, 2026	31,669,873	7,710,540	39,380,413
On April 4, 2026, we had 39,380,413 common and redeemable shares outstanding, employee options exercisable to purchase 873,886 common shares, partially-paid subscriptions for 1,054,450 common shares and purchase rights outstanding for 361,228 common shares. The partially-paid subscriptions and stock purchase rights are what remains of the 2022 Subscription Offering discussed further below.
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
April 4, 2026
(Amounts in thousands, except share data)
M.    Operations by Business Segment
We provide a wide range of arboricultural, horticultural, environmental and consulting services to residential, utility, commercial and government entities mainly throughout the United States and Canada. We have two reportable operating segments organized by type or class of customer: Residential and Commercial, and Utility.
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
Information on reportable segments and reconciliation to the condensed consolidated financial statements follows:

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended April 4, 2026
Revenues	$263,469	$171,865	$435,334	$441		$435,775
Less:
Payroll expense	118,516	77,535
Equipment and fuel expense	17,085	13,981
Subcontractor expense	24,560	16,619
Other segment expenses (a)	90,288	72,014		10,486
Income (loss) from operations, reportable segments	$13,020	$(8,284)	$4,736	$(10,045)		$(5,309)
Unallocated costs (b)						(5,623)
Loss from operations						(10,932)
Interest expense						(4,593)
Interest income						350
Other income (expense), net						(2,172)
Loss before income taxes						$(17,347)

Segment assets, total	$450,148	$417,954	$868,102	$744,453	(c)	$1,612,555

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended March 29, 2025
Revenues	$255,107	$179,130	$434,237	$599		$434,836
Less:
Payroll expense	108,044	75,210
Equipment and fuel expense	17,239	13,933
Subcontractor expense	27,924	24,608
Other segment expenses (a)	83,316	69,841		10,960
Income (loss) from operations, reportable segments	$18,584	$(4,462)	$14,122	$(10,361)		$3,761
Unallocated costs (b)						(5,345)
Loss from operations						(1,584)
Interest expense						(4,382)
Interest income						552
Other income (expense), net						(1,716)
Loss before income taxes						$(7,130)

Segment assets, total	$386,588	$399,772	$786,360	$612,140	(c)	$1,398,500
Reconciling adjustments from segment reporting to condensed consolidated external financial reporting include unallocated corporate items:
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
April 4, 2026
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three months ended April 4, 2026 and March 29, 2025 by major sources:

Three Months Ended April 4, 2026	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$168,173	$89,595	$(103)	$257,665
Grounds maintenance	—	43,551	—	43,551
Storm damage services	8,777	5,031	—	13,808
Consulting and other	86,519	33,688	544	120,751
Total revenues	$263,469	$171,865	$441	$435,775

Geography:
United States	$252,489	$162,603	$441	$415,533
Canada	10,980	9,262	—	20,242
Total revenues	$263,469	$171,865	$441	$435,775

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)

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
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company recognized $977 of revenue for the three months ended April 4, 2026, that was included in the contract liability balance at December 31, 2025 and $1,325 of revenue for the three months ended March 29, 2025, that was included in the contract liability balance at December 31, 2024. Net contract liabilities consisted of the following:

	April 4, 2026	December 31, 2025
Contract liabilities - current	$5,646	$3,032
Contract liabilities - noncurrent	7,630	7,320
Net contract liabilities	$13,276	$10,352
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
April 4, 2026
(Amounts in thousands, except share data)
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Our assets and liabilities measured at fair value on a recurring basis at April 4, 2026 were as follows:

		Fair Value Measurements at April 4, 2026 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at April 4, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	$40,499	$40,499	$—	$—
Total available-for-sale debt securities	40,499	40,499	—	—
Marketable equity securities:
Mutual funds	25,653	25,653	—	—
Exchange traded funds	25,992	25,992	—	—
Total marketable equity securities	51,645	51,645	—	—
Liabilities:
Deferred compensation	$894	$—	$—	$894
Contingent consideration	25,400	—	—	25,400
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2025 were as follows:

		Fair Value Measurements at December 31, 2025 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	$34,910	$34,910	$—	$—
Total available-for-sale debt securities	34,910	34,910	—	—
Marketable equity securities:
Mutual funds	20,383	20,383	—	—
Exchange traded funds	16,030	16,030	—	—
Total marketable equity securities	36,413	36,413	—	—
Liabilities:
Deferred compensation	$863	$—	$—	$863

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
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
The peer group at April 4, 2026 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
Furthermore, the Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company's contingent consideration obligations arose from the acquisition of Cal Engineering on January 30, 2026. The contingent consideration obligation involves potential future cash payments that are contingent upon the achievement of certain financial metrics. The Company recorded a contingent consideration liability at its estimated fair value at the date of acquisition. At each reporting date, the Company reviews and reassesses the estimated fair value of the contingent consideration obligation and records changes in the fair value in Other income (expense) in the Condensed Consolidated Statements of Operations. There was no change in the fair value of contingent consideration between the initial recognition date of January 30, 2026 and April 4, 2026.
The contingent consideration is classified on the Condensed Consolidated Balance Sheets based on expected payment dates. Current portion of contingent consideration is included in Other current liabilities in the Condensed Consolidated Balance Sheets and the noncurrent portion of contingent consideration is included in Other noncurrent liabilities.
The fair value of the Company’s contingent consideration obligation is estimated using a Monte Carlo simulation option pricing framework. Key significant unobservable inputs used in the estimate include the contractual terms and assumptions regarding financial forecasts, discount rates and volatility of forecasted revenue and operating profit. Changes in the fair value of the contingent consideration

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the financial targets.
Fair Value of Financial Instruments--The fair values of our current financial assets and current liabilities, including cash, accounts receivable, accounts payable, and accrued expenses, among others, approximate their reported carrying values because of their short-term nature. Financial instruments classified as noncurrent assets consist of available-for-sale debt securities and marketable equity securities, which are held at fair value. The carrying values of financial instruments classified as noncurrent liabilities approximate their fair values. The carrying value of our revolving credit facility approximates fair value--classified as Level 2--as the interest rates on the amounts outstanding are variable and are adjusted regularly to reflect current market rates. The fair value of our senior unsecured notes and term loans--classified as Level 2--is determined based on expected future weighted-average interest rates with the same remaining maturities.
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
Georgia Wrongful Death Suits
In November 2017, a wrongful death lawsuit was filed in Savannah, Georgia in the State Court of Chatham County (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc. (“Wolf Tree”), a former Davey Tree employee, a Wolf Tree employee, and two former Wolf Tree employees. That complaint, as subsequently amended, alleged various acts of negligence and sought compensatory damages for the wrongful death of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017.
In July 2018, the decedent’s estate filed a survival action in Savannah, Georgia in the State Court against the same defendants as the wrongful death action. The complaint in the survival action, which arises out of the same essential alleged facts and circumstances as the wrongful death action, includes three Racketeer Influenced and Corrupt Organizations Act (“RICO”) claims under Georgia law, among

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
other claims, and seeks compensatory damages, treble damages, and punitive damages. On August 2, 2018, the survival action was removed to the United States District Court for the Southern District of Georgia, Savannah Division (“Federal Court”).
On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. In December 2018, the United States Department of Justice (“DOJ”) filed motions to stay both civil actions on the grounds that on December 7, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including for their roles in a conspiracy to murder the decedent. The two civil actions were then stayed for several years during the pendency of the federal criminal cases against the three individuals.
By November 2022, all three of the individually charged defendants had either been convicted at trial or pled guilty to Federal criminal charges in the Federal Court related to their involvement with the murder and other illegal activities. All three individuals were sentenced.
Previously, on December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia (“United States Attorney”) had informed the Company and Wolf Tree that they also were under investigation for potential civil or other violations of immigration and other laws relating to the subject matter of the criminal investigation referenced above. The Company and Wolf Tree fully cooperated with the investigation.
On July 12, 2023, the Company and Wolf Tree entered into a non-prosecution and settlement agreement (the “settlement agreement”) with the United States Attorney’s Office for the Southern District of Georgia and the United States Department of Homeland Security (“DHS”), resolving the investigation for potential violations of immigration and other laws by the Company and Wolf Tree.
The United States Attorney recognized that, since August 2017, both the Company and Wolf Tree had fully cooperated with the criminal and civil investigation and, in entering into the settlement agreement, the United States Attorney took into consideration the Company’s and Wolf Tree’s implementation of a significant compliance program.
The Company and Wolf Tree paid $3,984 as part of the settlement agreement, including civil penalties, forfeiture and restitution. The United States Attorney agreed that it would not bring any criminal charges against the Company or Wolf Tree concerning the subject matter of the investigation and released the Company and Wolf Tree from civil liability concerning immigration code provisions, and DHS also agreed to release the Company and Wolf Tree from administrative liability relating to the subject matter of the investigation, all of which are subject to standard reservations of rights and certain reserved claims. The settlement agreement closed the investigation by the United States Attorney and DHS. The settlement is not an admission of liability by the Company or Wolf Tree.
The wrongful death lawsuit was tried before a jury in June 2025. By the time of the trial, Davey Tree was the sole remaining defendant. On June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351. The jury also apportioned fault between the Company and the Plaintiff, apportioning 90% of the fault to the Company and 10% of the fault to the Plaintiff’s decedent. On June 23, 2025, the State Court entered judgment against the Company in the amount of $4,906, with post-judgment interest at the legal rate, plus costs of court, which the Company had fully accrued for as of April 4, 2026. On July 9, 2025, the Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. On July 23, 2025, the Company filed a Motion for Judgment Notwithstanding the Verdict. On February 24, 2026, the State Court denied the Company’s Motion for Judgment Notwithstanding the Verdict and Plaintiff’s Motion to Set

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
Aside Judgment and Motion for New Trial but partially granted Plaintiff’s Motion for Judgment Notwithstanding the Verdict. Specifically, the State Court found that there was no evidence presented at trial to support the jury’s apportionment of 10% fault to the Plaintiff’s decedent. An amended judgment was entered on February 24, 2026 against Davey Tree in the amount of $5,451, with post-judgment interest to accrue at the legal rate, plus costs of court, which the Company had fully accrued for as of April 4, 2026. The Company has filed a Notice of Appeal, and the Plaintiff has filed a Notice of Cross-Appeal to the Georgia Court of Appeals. On April 14, 2026, the State Court granted the Plaintiff’s Motion for Supersedeas Bond and ordered Davey Tree to post a supersedeas bond in the amount of $6,024 within 30 days.

After the stay was lifted in 2023, the federal survival action proceeded in Federal Court for several years. On March 25, 2026, the Federal Court granted the Plaintiff’s Renewed Motion to Remand on the basis that the court lacked subject matter jurisdiction over the action and remanded the survival action back to the State Court. The Company and Wolf Tree have denied all liability and will continue to vigorously defend against all allegations and claims in the remanded action.
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
April 4, 2026
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
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Partrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date was continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the December 4, 2024 trial date, or thereafter, as convenient to the court. The Walker trial date was later set for February 18, 2025. The Walker trial date was then continued to July 14, 2025 and later reset for October 6, 2025. On July 28, 2025, the Court vacated the trial date and set a status conference date for April 17, 2026. At the hearing on April 17, 2026, the court set a further status conference for July 17, 2026.
On September 22, 2025, the Court in JCCP No. 4955 set a trial date in all of the coordinated actions for June 8, 2026 and reserved the month of June for the trial. The parties entered into a Settlement Agreement in the amount of $208,000 on November 25, 2025. Davey Tree filed a motion for a good faith settlement determination and a determination that plaintiffs’ counsel were authorized to enter into the settlement under California law. On March 2, 2026, the court granted Davey Tree’s motion and made the requested determinations concerning the settlement. The parties continue to resolve any remaining outstanding procedures needed for final resolution of claims pursuant to the settlement agreement and California law requirements.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $208,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance receivable within our Condensed Consolidated Balance Sheet as of April 4, 2026.
Vehicle Accident Lawsuit
In January 2023, a wrongful death lawsuit was brought against Davey Tree and a Davey Tree employee in the Circuit Court of the Fifth Judicial Circuit, Citrus County, Florida related to a vehicle accident that occurred on January 7, 2022. The vehicle accident occurred when, in an attempt to avoid a rear-end collision with a stopped vehicle, the Davey Tree driver swerved to the left over the centerline into oncoming traffic and struck Decedent’s oncoming vehicle. The Decedent sustained severe injuries and ultimately passed away. Plaintiff, individually and on behalf of Decedent’s Estate, brought suit against Davey Tree and its driver for wrongful death. The case was tried

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
before a jury commencing on December 1, 2025. The jury returned a verdict on December 9, 2025, finding that the Davey Tree driver’s negligence caused Plaintiff’s Decedent’s death, and that Plaintiff’s Decedent was not negligent. The jury awarded total damages of $54,128 to Plaintiff. Following the verdict, the parties engaged in post-trial motions and ultimately settled all claims for $44,500 to Plaintiff without appeal. As of April 4, 2026 the Company is fully accrued up to our self-insurance limit of $11,000 and we believe that any losses in excess of our self-insurance limit would be recovered through our third-party insurance providers and have accrued a corresponding insurance receivable within our Consolidated Balance Sheet. Subsequent to April 4, 2026, the Company paid the remaining $10,000 of its $11,000 self-insurance limit, and this payment fully extinguished the Company’s liability, with the remaining settlement amount paid by third‑party insurance providers.
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
Defined Contribution and Savings Plans--Most employees are eligible to participate in The Davey 401KSOP and ESOP Plan. Effective January 1, 1997, the plan commenced operations and retained the existing ESOP participant accounts and incorporated a deferred savings plan (a “401(k) plan”) feature. Participants in the 401(k) plan are allowed to make before-tax contributions, within Internal Revenue Service established limits, through payroll deductions. Effective January 1, 2020, we amended the 401(k) plan to be a safe harbor 401K plan. Under the amendment, the Company made changes to the hardship provisions and is required to make quarterly contributions in Company stock equal to 100% of the first three percent and 50% of the next two percent of each participant's before-tax contribution, subject to IRS limitations, which will be fully vested. This represents a maximum Company match of four percent. All non-bargaining domestic employees who attained 21 years of age and completed one year of service are eligible to participate. In May 2004, we adopted the 401K Match Restoration Plan, a defined contribution plan that supplements the retirement benefits of certain employees that participate in the savings plan feature of The Davey 401KSOP and ESOP Plan, but are limited in contributions because of tax rules and regulations.
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares may be distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put option totaled $6,176 and $9,831 as of April 4, 2026 and December 31, 2025, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $206,635 and $203,717 as of April 4, 2026 and December 31, 2025, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026
(Amounts in thousands, except share data)
section of the consolidated balance sheets and totaled $212,811 and $213,548 as of April 4, 2026 and December 31, 2025, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
We provide a wide range of arboricultural, horticultural, environmental and consulting services to residential, utility, commercial and government entities mainly throughout the United States and Canada.
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
Recent Trends
Our business continues to be impacted by a number of macro-economic factors. General economic conditions, geopolitical uncertainty, and market volatility have contributed to an increasingly difficult operating environment. These factors, combined with fluctuating interest rates and a highly competitive labor market, have created an inflationary environment and cost pressures.
Geopolitical developments, including the recent conflict in the Middle East involving Iran, have increased volatility in global energy markets. As a result, fuel prices have experienced periods of fluctuation, which could lead to a material adverse impact on our business and economic pressures on our customers.
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

	Three Months Ended
	April 4, 2026	March 29, 2025	Change
Revenues	100.0%	100.0%	—%

Costs and expenses:
Operating	67.6	68.1	(.5)
Selling	18.9	18.7	.2
General and administrative	11.3	9.3	2.0
Depreciation and amortization	4.9	4.3	.6
Gain on sale of assets, net	(.2)	—	(.2)

Loss from operations	(2.5)	(.4)	(2.1)

Other income (expense):
Interest expense	(1.1)	(.9)	(.2)
Interest income	.1	.1	—
Other, net	(.5)	(.4)	(.1)

Loss before income taxes	(4.0)	(1.6)	(2.4)

Income tax benefit	(1.5)	(.9)	(.6)

Net loss	(2.5)%	(.7)%	(1.8)%

Index
First Three Months—Three Months Ended April 4, 2026 Compared to Three Months Ended March 29, 2025
Our results of operations for the three months ended April 4, 2026 compared to the three months ended March 29, 2025 were as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025	Change	Percentage Change
Revenues	$435,775	$434,836	$939	.2%

Costs and expenses:
Operating	294,877	295,932	(1,055)	(.4)
Selling	82,267	81,353	914	1.1
General and administrative	49,199	40,600	8,599	21.2
Depreciation and amortization	21,256	18,568	2,688	14.5
Gain on sale of assets, net	(892)	(33)	(859)	2,603.0
	446,707	436,420	10,287	2.4

Loss from operations	(10,932)	(1,584)	(9,348)	590.2
Other income (expense):
Interest expense	(4,593)	(4,382)	(211)	4.8
Interest income	350	552	(202)	(36.6)
Other, net	(2,172)	(1,716)	(456)	26.6

Loss before income taxes	(17,347)	(7,130)	(10,217)	143.3

Income tax benefit	(6,662)	(3,872)	(2,790)	72.1

Net loss	$(10,685)	$(3,258)	$(7,427)	228.0%
Revenues--Revenues of $435,775 increased $939 compared with $434,836 in the first three months of 2025. Utility Services increased $8,362 or 3.3% compared with the first three months of 2025. The increase was attributable growth on existing accounts along with an increase in consulting and other services, partially offset by lower storm damage revenue. Residential and Commercial Services decreased $7,265 or 4.1% compared with the first three months of 2025. Decreases were primarily in storm damage services revenue partially offset by increases in tree and plant care revenue and grounds maintenance revenue.
Operating Expenses--Operating expenses of $294,877 decreased $1,055 compared with the first three months of 2025 and, as a percentage of revenue, decreased to 67.6% from 68.1%. Utility Services increased $7,655 or 4.1% compared with the first three months of 2025 and, as a percentage of revenue, increased to 74.6% from 74.1%. The increase was attributable to increases in labor and benefits expense and materials expense, partially offset by decreases in subcontractor expense. Residential and Commercial Services decreased $8,996 or 8.4% compared with the first three months of 2025 and, as a percentage of revenue, decreased to 56.9% from 59.7%. The decrease was primarily attributable to decreases in subcontractor expense.
Fuel costs of $8,963 decreased $2,209, or 19.8%, from the $11,172 incurred in the first three months of 2025 and impacted operating expenses within all segments. The $2,209 decrease included usage increases approximating $387 and price decreases approximating $2,596.

Index
Selling Expenses--Selling expenses of $82,267 increased $914 compared with the first three months of 2025 and, as a percentage of revenue, increased to 18.9% from 18.7%. Utility Services increased $1,081 or 3.5% compared to the first three months of 2025 and, as a percentage of revenue, increased to 12.1% from 12.0%. The increase was primarily attributable to an increase in travel expense which was partially offset by a decrease in wages and benefits expense. Residential and Commercial Services increased $2,068 or 4.0% compared to the first three months of 2025 and, as a percentage of revenue, increased to 31.4% from 29.0%. The increase was primarily attributable to an increase in marketing expenses.
General and Administrative Expenses--General and administrative expenses of $49,199 increased $8,599 from $40,600 in the first three months of 2025. The increase was primarily attributable to increases in salary and benefits expenses, advertising and sales promotion expense, travel expense, and information technology infrastructure related expense.
Depreciation and Amortization Expense--Depreciation and amortization expense of $21,256 increased $2,688 from $18,568 incurred in the first three months of 2025, which was primarily attributable to a higher proportion of equipment purchased or leased under finance leases rather than operating leases, along with depreciation on our corporate office expansion.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $892 for the first three months of 2026 increased $859 from the $33 gain in the first three months of 2025. We sold more units of equipment at a higher average gain during the first three months of 2026 as compared with the first three months of 2025.
Interest Expense--Interest expense of $4,593 increased $211 from the $4,382 incurred in the first three months of 2025. The increase was primarily attributable to higher average borrowings during the first three months of 2026, as compared with the first three months of 2025 on the revolving credit facility.
Other, Net--Other expense, net, of $2,172 increased $456 from the $1,716 expense incurred in the first three months of 2025 and consisted of nonoperating income and expense, including gains and losses on marketable securities, pension expense and foreign currency transaction adjustments.
Income Tax Benefits--Income tax benefits for the first three months of 2026 was $6,662, as compared to $3,872 for the first three months of 2025. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The actual effective tax rate for the first three months of 2026 was 38.4%. Our actual effective tax rate for the first three months of 2025 was 54.3%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items, such as equity awards. Such discrete items are a set amount and therefore have a larger impact on the rate based on our net loss before tax in the first three months compared to the impact they will have on the rate for the full year.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the three months ended April 4, 2026 and March 29, 2025 were as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash provided by (used in):
Operating activities	$(17,978)	$(4,391)
Investing activities	(68,070)	(26,420)
Financing activities	101,918	25,049
Effect of exchange rate changes on cash	(55)	35
Increase (Decrease) in cash	$15,815	$(5,727)
Net Cash Used In Operating Activities--Operating activities in the first three months of 2026 used cash of $17,978 as compared to $4,391 used in the first three months of 2025. The $13,587 increase in cash used in operating activities was primarily attributable to the increase of $12,249 in cash used by accounts receivable and the increase of $5,118 in cash used by refundable income taxes. This was partially offset by the decrease of $6,043 in cash used by self-insurance accruals.
Overall, accounts receivable increased $7,861 during the first three months of 2026, as compared to a decrease of $4,388 during the first three months of 2025. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first three months of 2026 remained consistent at 82 days when compared to the end of the first three months of 2025. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Accounts payable and accrued expenses decreased $17,962 in the first three months of 2026, a change of $951 compared to the $18,913 decrease in the first three months of 2025. The change in the first three months of 2026 was largely consistent with the change in the first three months of 2025.
Self-insurance accruals decreased $316 in the first three months of 2026, which is a change of $6,043 from the decrease of $6,359 experienced in the first three months of 2025. The smaller decrease in the first three months of 2026 was mainly attributable to the settlement of claims during the first three months of 2025.
Mitigation bank credit inventory increased $879 in the first three months of 2026, a change of $382 compared to the increase of $497 in the first three months of 2025. Mitigation bank credit inventory levels are affected by the timing of credit inventory sales. Mitigation bank credit inventories are composed of credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.
Prepaid expenses decreased $9,745 in the first three months of 2026, a change of $976 compared to the $8,769 decrease in the first three months of 2025. The change was primarily related to prepaid insurance premiums.
Refundable income taxes increased $6,710 in the first three months of 2026, a change of $5,118 compared to the $1,592 increase in the first three months of 2025. The change was primarily related to an increase in the balance of income taxes refundable due to the larger net loss in the first three months of 2026 compared to the first three months of 2025.

Index
Other operating assets and liabilities, net used cash of $5,705 in the first three months of 2026, or $182 less than the $5,887 of cash used in the first three months of 2025. The primary use of cash in this category is cash used by operating supplies.
Net Cash Used In Investing Activities--Cash used in investing activities for the first three months of 2026 was $68,070, a $41,650 increase when compared to the first three months of 2025. The increase was primarily the result of an increase in net purchases of marketable securities of $28,924 to fund our wholly owned captive insurance subsidiary, an increase in cash used for purchases of businesses of $10,989 and an increase in capital expenditures for equipment of $2,175.
Net Cash Provided By Financing Activities--Cash provided by financing activities was $101,918 during the first three months of 2026, an increase of $76,869 as compared with the $25,049 provided during the first three months of 2025. Our net borrowing and repayment activity on our revolving credit facility resulted in a net cash inflow of $139,949 during the first three months of 2026 as compared with $40,703 of cash provided by net borrowings during the first three months of 2025. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Net cash used for the payment of notes payable totaled $24,716 during the first three months of 2026, a change of $14,078 when compared to the $10,638 net cash used for payments in the first three months of 2025. Treasury share transactions (purchases and sales) used cash of $8,767 for the first three months of 2026, $6,542 more than the $2,225 used in the first three months of 2025. Dividends paid of $1,212 during the first three months of 2026 increased $168 as compared with $1,044 paid in the first three months of 2025.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $3,737 and $75 during the three months ended April 4, 2026 and March 29, 2025, respectively. Share repurchases, other than redeemable common shares, approximated $9,568 and $8,781 during the three months ended April 4, 2026 and March 29, 2025, respectively.
Contractual Obligations Summary and Commercial Commitments
As of April 4, 2026, total commitments related to issued letters of credit were $101,761, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $440 were issued under short-term lines of credit. As of December 31, 2025, total commitments related to issued letters of credit were $101,659, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $338 were issued under short-term lines of credit. For more information, see “Part I - Item 1 - Note G, Short and Long-Term Debt and Commitments Related to Letters of Credit.”
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2026 through 2033. We intend to renew the surety bonds where appropriate and as necessary.

Index
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At April 4, 2026, we had working capital of $194,038, availability under short-term lines of credit approximating $636 and $132,365 available under our revolving credit facility.
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
We believe that our policies related to revenue recognition, the allowance for credit losses, stock valuation, contingent consideration valuation and self-insurance accruals are our “critical accounting policies and estimates”--those most important to the financial presentations and those that require the most difficult, subjective or complex judgments.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable, specifically those receivables under contractual arrangements primarily with Utility customers; allowance for credit losses; self-insurance accruals; and contingent consideration valuation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These statements relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "might," "expects," "intends," "plans," "anticipates," "believes," "estimates," "seeks," "predicts," "potential," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are difficult to predict and are outside of our control, that may cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from what is expressed or implied in these forward-looking statements. The following are some important factors that could cause actual results to differ materially from those in the forward-looking statements or materially adversely affect our business, results of operations or financial condition:

Index
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

Index
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
The factors described above, as well as other factors that may adversely impact our actual results, are discussed in “Part I - Item 1A. Risk Factors” of our 2025 Annual Report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
While we have experienced inflationary pressures during 2026, there have been no material changes in our reported market risks or risk management policies since the filing of our 2025 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2026.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index
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
Georgia Wrongful Death Suits
In November 2017, a wrongful death lawsuit was filed in Savannah, Georgia in the State Court of Chatham County (“State Court”) against Davey Tree, its subsidiary, Wolf Tree, Inc. (“Wolf Tree”), a former Davey Tree employee, a Wolf Tree employee, and two former Wolf Tree employees. That complaint, as subsequently amended, alleged various acts of negligence and sought compensatory damages for the wrongful death of the plaintiff’s husband, a Wolf Tree employee, who was shot and killed in August 2017.
In July 2018, the decedent’s estate filed a survival action in Savannah, Georgia in the State Court against the same defendants as the wrongful death action. The complaint in the survival action, which arises out of the same essential alleged facts and circumstances as the wrongful death action, includes three Racketeer Influenced and Corrupt Organizations Act (“RICO”) claims under Georgia law, among other claims, and seeks compensatory damages, treble damages, and punitive damages. On August 2, 2018, the survival action was removed to the United States District Court for the Southern District of Georgia, Savannah Division (“Federal Court”).

On December 6, 2018, a former Wolf Tree employee pled guilty to conspiracy to conceal, harbor, and shield illegal aliens. In December 2018, the United States Department of Justice (“DOJ”) filed motions to stay both civil actions on the grounds that on December 7, 2018, an indictment was issued charging two former Wolf Tree employees and another individual with various crimes, including for their roles in a conspiracy to murder the decedent. The two civil actions were then stayed for several years during the pendency of the federal criminal cases against the three individuals.
By November 2022, all three of the individually charged defendants had either been convicted at trial or pled guilty to Federal criminal charges in the Federal Court related to their involvement with the murder and other illegal activities. All three individuals were sentenced.
Previously, on December 17, 2018, the United States Attorney’s Office for the Southern District of Georgia (“United States Attorney”) had informed the Company and Wolf Tree that they also were under investigation for potential civil or other violations of immigration and other laws relating to the subject matter of the criminal investigation referenced above. The Company and Wolf Tree fully cooperated with the investigation.

Index
On July 12, 2023, the Company and Wolf Tree entered into a non-prosecution and settlement agreement (the “settlement agreement”) with the United States Attorney’s Office for the Southern District of Georgia and the United States Department of Homeland Security (“DHS”), resolving the investigation for potential violations of immigration and other laws by the Company and Wolf Tree.
The United States Attorney recognized that, since August 2017, both the Company and Wolf Tree had fully cooperated with the criminal and civil investigation and, in entering into the settlement agreement, the United States Attorney took into consideration the Company’s and Wolf Tree’s implementation of a significant compliance program.
The Company and Wolf Tree paid $3,984,325 as part of the settlement agreement, including civil penalties, forfeiture and restitution. The United States Attorney agreed that it would not bring any criminal charges against the Company or Wolf Tree concerning the subject matter of the investigation and released the Company and Wolf Tree from civil liability concerning immigration code provisions, and DHS also agreed to release the Company and Wolf Tree from administrative liability relating to the subject matter of the investigation, all of which are subject to standard reservations of rights and certain reserved claims. The settlement agreement closed the investigation by the United States Attorney and DHS. The settlement is not an admission of liability by the Company or Wolf Tree.
The wrongful death lawsuit was tried before a jury in June 2025. By the time of the trial, Davey Tree was the sole remaining defendant. On June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100,000, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351,312. The jury also apportioned fault between the Company and the Plaintiff, apportioning 90% of the fault to the Company and 10% of the fault to the Plaintiff’s decedent. On June 23, 2025, the State Court entered judgment against the Company in the amount of $4,906,180, with post-judgment interest at the legal rate, plus costs of court, which the Company had fully accrued for as of April 4, 2026. On July 9, 2025, the Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. On July 23, 2025, the Company filed a Motion for Judgment Notwithstanding the Verdict. On February 24, 2026, the State Court denied the Company’s Motion for Judgment Notwithstanding the Verdict and Plaintiff’s Motion to Set Aside Judgment and Motion for New Trial but partially granted Plaintiff’s Motion for Judgment Notwithstanding the Verdict. Specifically, the State Court found that there was no evidence presented at trial to support the jury’s apportionment of 10% fault to the Plaintiff’s decedent. An amended judgment was entered on February 24, 2026 against Davey Tree in the amount of $5,451,312, with post-judgment interest to accrue at the legal rate, plus costs of court, which the Company had fully accrued for as of April 4, 2026. The Company has filed a Notice of Appeal, and the Plaintiff has filed a Notice of Cross-Appeal to the Georgia Court of Appeals. On April 14, 2026, the State Court granted the Plaintiff’s Motion for Supersedeas Bond and ordered Davey Tree to post a supersedeas bond in the amount of $6,023,699 within 30 days.
After the stay was lifted in 2023, the federal survival action proceeded in Federal Court for several years. On March 25, 2026, the Federal Court granted the Plaintiff’s Renewed Motion to Remand on the basis that the court lacked subject matter jurisdiction over the action and remanded the survival action back to the State Court. The Company and Wolf Tree have denied all liability and will continue to vigorously defend against all allegations and claims in the remanded action.
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
On November 10, 2022, the Court authorized the plaintiffs to contact Napa County Superior Court for the purpose of setting a trial date in the Walker case for claims related to the Partrick burn location. On December 15, 2022, the Court in the Walker case set a trial date of March 4, 2024. Pursuant to the parties’ stipulation, that trial date was continued to August 19, 2024. On April 30, 2024 the parties filed a joint stipulation to continue the trial date for 90 days. The trial was later set for December 4, 2024. On October 9, 2024, the parties filed a joint stipulation mutually requesting that the trial and all related dates be continued approximately 45 days after the December 4, 2024 trial date, or thereafter, as convenient to the court. The Walker trial date was later set for February 18, 2025. The Walker trial date was then continued to July 14, 2025 and later reset for October 6, 2025. On July 28, 2025, the Court vacated the trial date and set a status conference date for April 17, 2026. At the hearing on April 17, 2026, the court set a further status conference for July 17, 2026.
On September 22, 2025, the Court in JCCP No. 4955 set a trial date in all of the coordinated actions for June 8, 2026 and reserved the month of June for the trial. The parties entered into a Settlement Agreement in the amount of $208,000,000 on November 25, 2025. Davey Tree filed a motion for a good faith settlement determination and a determination that plaintiffs’ counsel were authorized to enter into the settlement under California law. On March 2, 2026, the court granted Davey Tree’s motion and made the requested determinations

Index
concerning the settlement. The parties continue to resolve any remaining outstanding procedures needed for final resolution of claims pursuant to the settlement agreement and California law requirements.
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $208,000,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance receivable within our Condensed Consolidated Balance Sheet as of April 4, 2026. In April 2026, full payments related to the jury award were made by the Company and its insurers.
Vehicle Accident Lawsuit
In January 2023, a wrongful death lawsuit was brought against Davey Tree and a Davey Tree employee in the Circuit Court of the Fifth Judicial Circuit, Citrus County, Florida related to a vehicle accident that occurred on January 7, 2022. The vehicle accident occurred when, in an attempt to avoid a rear-end collision with a stopped vehicle, the Davey Tree driver swerved to the left over the centerline into oncoming traffic and struck Decedent’s oncoming vehicle. The Decedent sustained severe injuries and ultimately passed away. Plaintiff, individually and on behalf of Decedent’s Estate, brought suit against Davey Tree and its driver for wrongful death. The case was tried before a jury commencing on December 1, 2025. The jury returned a verdict on December 9, 2025, finding that the Davey Tree driver’s negligence caused Plaintiff’s Decedent’s death, and that Plaintiff’s Decedent was not negligent. The jury awarded total damages of $54,128,377 to Plaintiff. Following the verdict, the parties engaged in post-trial motions and ultimately settled all claims for $44,500,000 to Plaintiff without appeal. As of April 4, 2026 the Company is fully accrued up to our self-insurance limit of $11,000,000 and we believe that any losses in excess of our self-insurance limit would be recovered through our third-party insurance providers and have accrued a corresponding insurance receivable within our Consolidated Balance Sheet. Subsequent to April 4, 2026, the Company paid the remaining $10,000,000 of its $11,000,000 self-insurance limit, and this payment fully extinguished the Company’s liability, with the remaining settlement amount paid by third‑party insurance providers.
Item 1A.Risk Factors.
Our 2025 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2025 Annual Report during the three months ended April 4, 2026.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first three months of 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2026
January 4 to January 31	791	$25.50	—	2,072,263
February 1 to February 28	805	25.50	—	2,072,263
March 1 to April 4	456,842	27.60	86,428	1,985,835
Total First Quarter	458,438	27.59	86,428

Total Year-to-Date	458,438	$27.59	86,428

(1) During the three months ended April 4, 2026, the Company purchased 372,010 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 1,985,835 remained available under the program, as of April 4, 2026. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended April 4, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Amendments to Amended and Restated Credit Agreement and Note Purchase Agreement
On May 11, 2026, the Company entered into the Third Amendment (the “Credit Agreement Amendment”) to the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of July 29, 2024, with the lending institutions party thereto, KeyBank National Association, as administrative agent, and PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents. Also on May 11, 2026, the Company entered into Amendment No. 5 (the “Fifth Amendment” and, together with the Credit Agreement Amendment, the “Amendments”) to its Note Purchase and Private Shelf Agreement, dated September 21, 2018 (as amended, the “Purchase Agreement”), with PGIM, Inc. (“Prudential”), each of the initial purchasers named in the Purchaser Schedule attached to the Purchase Agreement, and each Prudential Affiliate (as defined in the Purchase Agreement) which has become or hereafter becomes a party thereto. The Credit Agreement Amendment, among other things, revises the financial covenant relating to the leverage ratio to provide that the maximum leverage ratio will not exceed 3.75 to 1.00 (with no exception for certain material acquisitions); amend the Secured Overnight Financing Rate margin from a range of .875% to 1.50% to a range of .875% to 1.75%, in each case based on the Company’s leverage ratio at the time of such borrowing; and amend the commitment fees on the average daily unused portion of the total revolving credit commitment from a range of .10% to .225% to a range of .10% to .25%, in each case based on the Company’s leverage ratio. The Fifth Amendment, among other things, revises the financial covenant relating to the leverage ratio to provide that the maximum leverage ratio will not exceed 3.75 to 1.00 (with no exception for certain material acquisitions). Except as amended by the respective Amendments, the remaining terms of each of the Credit Agreement and the Purchase Agreement remain in full force and effect.
The foregoing summary of the Amendments is qualified in its entirety by reference to the complete text of the Amendments, which are filed as exhibits to this report.

Index
Item 6.Exhibits.
See the Exhibit Index below.
Exhibits

Exhibit No.	Description

10.1
Second Amendment to Fifth Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as administrative agent, and PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents, dated as of January 30, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).

10.2
Amendment No. 4 to Note Purchase and Private Shelf Agreement, dated January 30, 2026, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).

10.3 *
Third Amendment to Fifth Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as administrative agent, and PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents, dated as of May 11, 2026.
Filed Herewith

10.4	Amendment No. 5 to Note Purchase and Private Shelf Agreement, dated May 11, 2026, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company.	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished Herewith

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Filed Herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL document).	Filed Herewith
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

THE DAVEY TREE EXPERT COMPANY

Date:	May 13, 2026	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary and Director
(Principal Financial Officer)

Date:	May 13, 2026	By:	/s/ Thea R. Sears
Thea R. Sears
Senior Vice President and Controller
(Principal Accounting Officer)