Form 10-Q
period 2026-07-04
DAVEY TREE EXPERT CO
filed 2026-08-12
CIK 277638

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 38,785,327 Common Shares, $.50 par value per share, outstanding as of August 7, 2026. The registrant's Common Shares are not traded on a public market.

Index
The Davey Tree Expert Company
Quarterly Report on Form 10-Q
July 4, 2026

INDEX

				Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets			2
	Condensed Consolidated Statements of Operations			3
	Condensed Consolidated Statements of Comprehensive Income (Loss)			4
	Condensed Consolidated Statements of Shareholders' Equity			5
	Condensed Consolidated Statements of Cash Flows			7
	Notes to Condensed Consolidated Financial Statements
	A	—	Basis of Financial Statement Preparation	8
	B	—	Seasonality of Business	10
	C	—	Accounts Receivable, Net and Supplemental Balance-Sheet Information	10
	D	—	Business Combinations	12
	E	—	Marketable Securities	14
	F	—	Identified Intangible Assets and Goodwill, Net	15
	G	—	Short and Long-Term Debt and Commitments Related to Letters of Credit	16
	H	—	Leases	20
	I	—	Stock-Based Compensation	21
	J	—	Income Taxes	24
	K	—	Accumulated Other Comprehensive Income (Loss)	24
	L	—	Per Share Amounts and Common and Redeemable Shares Outstanding	26
	M	—	Operations by Business Segment	28
	N	—	Revenue Recognition	31
	O	—	Fair Value Measurements and Financial Instruments	33
	P	—	Commitments and Contingencies	36
	Q	—	The Davey 401KSOP and Employee Stock Ownership Plan	40

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations			42
	Results of Operations			43
	Liquidity and Capital Resources			47
	Cash Flow Summary			48
	Contractual Obligations Summary and Commercial Commitments			49
	Capital Resources			50
	Critical Accounting Policies and Estimates			50
	Note Regarding Forward-Looking Statements			50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			52

Item 4.	Controls and Procedures			52

Part II.	Other Information			53

Item 1.	Legal Proceedings			53

Item 1A.	Risk Factors			56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds			57

Item 5.	Other Information			58

Item 6.	Exhibits			59

Exhibit Index				59

Signatures				60

“We,” “us,” “our,” the “Company,” “The Registrant,” “Davey” and “Davey Tree,” unless the context otherwise requires, means The Davey Tree Expert Company and its subsidiaries.

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data dollar amounts)

	July 4, 2026	December 31, 2025
Assets
Current assets:
Cash	$24,022	$12,397
Accounts receivable, net	418,644	385,470
Operating supplies	21,157	17,313
Other current assets	67,376	104,527
Total current assets	531,199	519,707
Property and equipment, net	527,375	471,200
Right-of-use assets - operating leases	56,797	66,445
Marketable securities and other investments	83,004	59,498
Insurance receivable	217,862	254,447
Intangible assets, net	21,796	16,832
Goodwill	124,774	98,723
Other assets	11,896	9,948
Total assets	$1,574,703	$1,496,800
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$61,926	$66,565
Accrued expenses	78,962	87,871
Current portion of long-term debt and finance lease liabilities	88,781	121,064
Other current liabilities	106,800	114,096
Total current liabilities	336,469	389,596
Long-term debt	476,861	317,279
Lease liabilities - finance leases	44,396	28,299
Lease liabilities - operating leases	33,112	38,798
Self-insurance accruals	87,473	90,328
Litigation accruals	217,862	254,447
Other noncurrent liabilities	43,085	21,453
Total liabilities	1,239,258	1,140,200
Commitments and contingencies (Note P)
Redeemable common shares related to 401KSOP and Employee Stock Ownership Plan (ESOP) 7,391 and 7,737 shares at redemption value as of July 4, 2026 and December 31, 2025	213,586	213,548
Common shareholders' equity:
Common shares, $.50 par value, per share; 96,000 shares authorized; 78,437 and 78,090 shares issued and outstanding before deducting treasury shares and which excludes 7,391 and 7,737 shares subject to redemption as of July 4, 2026 and December 31, 2025	39,219	39,045
Additional paid-in capital	275,192	257,130
Common shares subscribed, unissued	18,785	19,145
Retained earnings	379,195	377,145
Accumulated other comprehensive loss	(6,738)	(5,611)
	705,653	686,854
Less: Cost of common shares held in treasury; 47,045 shares at July 4, 2026 and 46,358 shares at December 31, 2025	574,542	533,924
Common shares subscription receivable	9,252	9,878
Total common shareholders' equity	121,859	143,052
Total liabilities and shareholders' equity	$1,574,703	$1,496,800

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share dollar amounts)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenues	$518,933	$512,445	$954,708	$947,281

Costs and expenses:
Operating	326,991	321,321	621,868	617,253
Selling	87,871	85,603	170,138	166,956
General and administrative	40,561	39,036	89,760	79,636
Depreciation and amortization	23,106	19,333	44,362	37,901
Gain on sale of assets, net	(2,081)	(1,982)	(2,973)	(2,015)
Total costs and expenses	476,448	463,311	923,155	899,731

Income from operations	42,485	49,134	31,553	47,550

Other income (expense):
Interest expense	(8,480)	(4,980)	(13,073)	(9,362)
Interest income	2,054	756	2,404	1,308
Other	(2,165)	424	(4,337)	(1,292)

Income before income taxes	33,894	45,334	16,547	38,204

Income taxes	9,162	12,564	2,500	8,692

Net income	$24,732	$32,770	$14,047	$29,512

Net income per share:
Earnings per share--basic	$.64	$.81	$.36	$.72
Earnings per share--diluted	$.62	$.78	$.35	$.69

Weighted-average shares outstanding:
Basic	38,412	40,584	39,328	41,009
Diluted	39,611	42,224	40,474	42,586

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$24,732	$32,770	$14,047	$29,512
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(424)	1,024	(765)	1,167
Net change related to available-for-sale securities	(175)	16	(362)	101

Total other comprehensive (loss) income, net of tax	(599)	1,040	(1,127)	1,268

Comprehensive income	$24,133	$33,810	$12,920	$30,780

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at April 4, 2026	$39,058	$257,909	$19,089	$365,248	$(6,139)	$(542,700)	$(9,589)	$122,876
Net income	—	—	—	24,732	—	—	—	24,732
Change in 401KSOP and ESOP related shares	161	8,673	—	(9,608)	—	—	—	(774)
Shares sold to employees	—	8,517	—	—	—	7,591	—	16,108
Options exercised	—	478	—	—	—	3,908	—	4,386
Subscription shares	—	127	(304)	—	—	247	337	407
Stock-based compensation	—	(512)	—	—	—	—	—	(512)
Dividends, $.030 per share	—	—	—	(1,177)	—	—	—	(1,177)
Other comprehensive loss	—	—	—	—	(599)	—	—	(599)
Shares purchased	—	—	—	—	—	(43,588)	—	(43,588)
Balances at July 4, 2026	$39,219	$275,192	$18,785	$379,195	$(6,738)	$(574,542)	$(9,252)	$121,859

Balances at January 1, 2026	$39,045	$257,130	$19,145	$377,145	$(5,611)	$(533,924)	$(9,878)	$143,052
Net income	—	—	—	14,047	—	—	—	14,047
Change in 401KSOP and ESOP related shares	174	9,397	—	(9,608)	—	—	—	(37)
Shares sold to employees	—	10,761	—	—	—	9,406	—	20,167
Options exercised	—	(2,016)	—	—	—	6,577	—	4,561
Subscription shares	—	153	(360)	—	—	292	626	711
Stock-based compensation	—	(233)	—	—	—	—	—	(233)
Dividends, $.060 per share	—	—	—	(2,389)	—	—	—	(2,389)
Other comprehensive loss	—	—	—	—	(1,127)	—	—	(1,127)
Shares purchased	—	—	—	—	—	(56,893)	—	(56,893)
Balances at July 4, 2026	$39,219	$275,192	$18,785	$379,195	$(6,738)	$(574,542)	$(9,252)	$121,859

Index

	Common Shares	Additional Paid-in Capital	Common Shares Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares Held in Treasury	Common Shares Subscription Receivable	Total Common Shareholders' Equity
Balances at March 29, 2025	$38,788	$221,872	$20,810	$371,223	$(6,545)	$(471,443)	$(12,394)	$162,311
Net income	—	—	—	32,770	—	—	—	32,770
Change in 401KSOP and ESOP related shares	146	6,887	—	(11,143)	—	—	—	(4,110)
Shares sold to employees	—	9,649	—	—	—	9,077	—	18,726
Options exercised	—	1,009	—	—	—	5,060	—	6,069
Subscription shares	—	104	(296)	—	—	154	524	486
Stock-based compensation	—	(2,345)	—	—	—	—	—	(2,345)
Dividends, $.025 per share	—	—	—	(1,021)	—	—	—	(1,021)
Other comprehensive income	—	—	—	—	1,040	—	—	1,040
Shares purchased	—	—	—	—	—	(41,161)	—	(41,161)
Balances at June 28, 2025	$38,934	$237,176	$20,514	$391,829	$(5,505)	$(498,313)	$(11,870)	$172,765

Balances at January 1, 2025	$38,857	$225,846	$21,100	$375,525	$(6,773)	$(468,132)	$(12,834)	$173,589
Net income	—	—	—	29,512	—	—	—	29,512
Change in 401KSOP and ESOP related shares	77	3,659	—	(11,143)	—	—	—	(7,407)
Shares sold to employees	—	11,599	—	—	—	10,573	—	22,172
Options exercised	—	(90)	—	—	—	8,996	—	8,906
Subscription shares	—	189	(586)	—	—	267	964	834
Stock-based compensation	—	(4,027)	—	—	—	—	—	(4,027)
Dividends, $.050 per share	—	—	—	(2,065)	—	—	—	(2,065)
Other comprehensive income	—	—	—	—	1,268	—	—	1,268
Shares purchased	—	—	—	—	—	(50,017)	—	(50,017)
Balances at June 28, 2025	$38,934	$237,176	$20,514	$391,829	$(5,505)	$(498,313)	$(11,870)	$172,765

See notes to condensed consolidated financial statements (unaudited).

Index
THE DAVEY TREE EXPERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	July 4, 2026	June 28, 2025
Operating activities
Net income	$14,047	$29,512
Adjustments to reconcile net income to net cash provided by operating activities net of assets/liabilities acquired:
Depreciation and amortization	44,362	37,901
Other	887	(449)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(33,951)	(26,160)
Accounts payable and accrued expenses	(12,958)	(3,210)
Self-insurance accruals	(6,188)	(2,845)
Prepaid expenses	20,945	20,139
Mitigation bank credit inventory	3,290	(1,977)
Income taxes receivable	1,806	(441)
Other, net	1,296	(9,118)
	19,489	13,840
Net cash provided by operating activities	33,536	43,352
Investing activities
Capital expenditures:
Equipment	(66,186)	(46,887)
Land and buildings	(7,878)	(22,030)
Purchases of businesses, net of cash acquired and debt incurred	(11,487)	—
Proceeds from sales of property and equipment	2,643	3,650
Purchases of marketable securities	(47,414)	(21,308)
Proceeds from sale of marketable securities	28,376	29,258
Net cash used in investing activities	(101,946)	(57,317)
Financing activities
Revolving credit facility borrowings	504,437	405,766
Revolving credit facility payments	(346,015)	(343,428)
Purchase of common shares for treasury	(56,894)	(50,017)
Sale of common shares from treasury	25,440	31,910
Dividends	(2,389)	(2,064)
Proceeds from notes payable	—	18,531
Payments of notes payable	(37,698)	(40,743)
Payments of finance leases	(6,775)	(3,507)
Net cash provided by financing activities	80,106	16,448
Effect of exchange rate changes on cash	(71)	197
Increase in cash	11,625	2,680
Cash, beginning of period	12,397	17,471
Cash, end of period	$24,022	$20,151
Supplemental cash flow information follows:
Interest paid	$16,379	$13,729
Income taxes paid	690	8,801

See notes to condensed consolidated financial statements (unaudited).

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
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
The Company’s fiscal quarters each contain thirteen operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen operating weeks. The Company’s fiscal quarter that ended July 4, 2026 is referred to as the second quarter of 2026, and the fiscal quarter ended June 28, 2025 is referred to as the second quarter of 2025.
Recent Accounting Guidance
Accounting Standards Adopted in 2026
Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets--In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity may

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
elect to assume that the current conditions as of the balance sheet date it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and for interim reporting periods within those annual fiscal years, with early adoption permitted. Entities that elect the practical expedient should apply the amendments prospectively. The Company has adopted this guidance prospectively beginning with the fiscal quarter ended April 4, 2026 with no material impact on its condensed consolidated financial statements and related disclosures.
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
Accounting Standards Update 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)--In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"). ASU 2026-02

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years. This guidance should be applied on a retrospective basis through a cumulative-effect adjustment to retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the fiscal year of adoption, with early adoption permitted. The Company is currently evaluating this standard to determine the impact it may have on its consolidated financial statements and related disclosures.
B.    Seasonality of Business
Due to the seasonality of our business, our operating results for the three and six months ended July 4, 2026 are not indicative of results that may be expected for any other interim period or for the year ending December 31, 2026. The seasonality of our business traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation expense, amortization, rent and interest expense, are not significantly impacted by business seasonality.
C.    Accounts Receivable, Net and Supplemental Balance-Sheet Information
Accounts receivable, net and other supplemental balance sheet information consisted of the following:

Accounts receivable, net	July 4, 2026	December 31, 2025
Accounts receivable	$260,764	$271,949
Unbilled receivables (1)	160,740	116,548
	421,504	388,497
Less allowances for credit losses	2,860	3,027
Accounts receivable, net	$418,644	$385,470
(1)    Unbilled receivables consists of contract assets arising from revenue recognized but not yet billed in accordance with the terms of contracts, primarily with utility services customers.

Other current assets	July 4, 2026	December 31, 2025
Refundable income taxes	$7,378	$9,184
Prepaid expenses	20,145	40,940
Mitigation bank credit inventory	29,163	32,453
Assets invested for self-insurance	8,637	12,576
Payroll taxes refundable	—	7,855
Other	2,053	1,519
Total	$67,376	$104,527

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)

Property and equipment, net	July 4, 2026	December 31, 2025
Land and land improvements	$56,909	$31,474
Buildings and leasehold improvements	161,042	177,279
Equipment	870,683	805,062
	1,088,634	1,013,815
Less accumulated depreciation	561,259	542,615
Total	$527,375	$471,200

Other assets, noncurrent	July 4, 2026	December 31, 2025
Investment--cost-method affiliate	$1,405	$1,405
Cloud computing arrangements	352	391
Deposits and other	10,139	8,152
Total	$11,896	$9,948

Accrued expenses	July 4, 2026	December 31, 2025
Employee compensation	$35,097	$44,109
Accrued compensated absences	18,067	16,785
Self-insured medical claims	3,538	3,269
Customer advances, deposits	3,185	1,254
Taxes, other than income	8,764	8,498
Other	10,311	13,956
Total	$78,962	$87,871

Other current liabilities	July 4, 2026	December 31, 2025
Current portion of:
Lease liability-operating leases	$24,963	$28,920
Self-insurance accruals	81,837	85,176
Total	$106,800	$114,096

Other noncurrent liabilities	July 4, 2026	December 31, 2025
Non-qualified deferred compensation and benefit plans	$5,885	$5,699
Deferred income taxes	4,716	4,812
Contingent consideration	20,000	—
Contract liabilities	8,668	7,320
Other	3,816	3,622
Total	$43,085	$21,453

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
D.    Business Combinations
Our investments in businesses were $37,604 and $8,540 during the first six months of 2026 and the year ended December 31, 2025, respectively.
On January 30, 2026 we acquired Cal Engineering Solutions, Inc. and its sister companies (collectively “Cal Engineering”), a company that provides design and engineering services for electric utilities, transmission companies and commercial clients. Services include the design, analysis and modification of transmission and distribution lines and towers. This acquisition expands our available engineering service offerings. The total enterprise value of the acquisition was $37,414 as of the acquisition closing date, comprised of $36,515 consideration transferred and liabilities assumed of $899. At the acquisition date, the consideration transferred included a cash payment of $13,049, debt issued of $3,000 and the issuance of contingent consideration in the form of an earnout agreement valued at $20,000. The contingent consideration provides for five future annual cash payments with the potential for a sixth annual cash payment, with each payment contingent on the achievement of certain operating profit thresholds. See Note O - Fair Value Measurements and Financial Instruments for a discussion of the valuation methodology and significant inputs used to estimate the fair value of the contingent consideration. In the second quarter of 2026 the Company paid a post-closing working capital adjustment of $466. Together with cash paid at closing and the post-closing working capital adjustment, cash consideration transferred totaled $13,515 ($11,297 net of cash acquired of $2,218). As of the acquisition date, Cal Engineering is included in our Utility segment.
During 2026, the Company acquired two businesses in our Residential and Commercial segment for aggregate consideration of $190 with no liabilities assumed and no debt issued.
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
During the second quarter of 2026, the Company recorded measurement period adjustments related to its acquisition of Cal Engineering. The adjustments resulted from additional valuation procedures performed during the measurement period and the refinement of significant assumptions and inputs used in estimating the acquisition-date fair values of acquired customer relationships and contingent consideration. The refined assumptions were based on information obtained regarding facts and circumstances that existed as of the acquisition date, including additional analyses of customer retention risk and projected near-term operating performance. As a result, the Company decreased the fair value of the acquired customer relationship intangible asset by $4,500 and decreased the fair value of the contingent consideration liability by $5,400. In addition, the Company recorded a $65 adjustment related to the post-closing working capital settlement. The net effect of these measurement period adjustments resulted in a $965 decrease in goodwill. These measurement period adjustments were reflected as if the accounting had been completed as of the acquisition date. While the Company may continue to evaluate information obtained during the measurement period, the significant valuation procedures related to contingent consideration and acquired intangible assets have been completed as of July 4, 2026.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
The purchase price allocations for all other businesses acquired during 2026 and for businesses acquired in 2025 have been finalized as of July 4, 2026.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	Six Months Ended July 4, 2026	Year Ended December 31, 2025
Detail of acquisitions:
Assets acquired:
Cash	$2,218	$—
Accounts Receivable	44	—
Operating supplies	—	46
Prepaid expense	202	—
Equipment	407	1,179
Deposits and other	42	—
Right-of-use assets - operating leases	735	—
Intangible assets	7,820	3,595
Goodwill	26,136	3,720
Liabilities assumed	(899)	(88)
Contingent consideration	(20,000)	—
Debt issued for purchases of businesses	(3,000)	(1,100)
Cash paid	$13,705	$7,352
The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Goodwill recognized in connection with acquisitions completed during the three and six months ended July 4, 2026 is not deductible for income tax purposes. Prepaid expenses, deposits and other current assets and current liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The estimate of fair value for equipment was based on an assessment of the acquired assets’ condition as well as an evaluation of the current market value of such assets.
The acquired intangible assets consist of customer relationships, non-competition agreements and tradenames. During the six months ended July 4, 2026 the Company recognized acquired intangible assets with an aggregate fair value of $7,820, consisting of $6,690 related to customer relationships with a weighted average useful life of seven years, $970 related to non-competition agreements with a weighted average useful life of five years and $160 related to tradenames with a weighted average useful life of five years. For the Cal Engineering acquisition, the valuation of intangible assets was determined using the income approach methodology. More specifically, the fair value of the tradenames were estimated using the relief-from-royalty method, while the fair value of the customer relationships were estimated using the multi-period excess earnings method, and the fair value of the non-competition agreements were estimated using a lost income method. Significant judgments and assumptions used in estimating management’s cash flow projections included projected revenue growth rates, profit margins, discount rates, customer attrition rates, royalty rates and likelihood of competition among others. The projected future cash flows are discounted to present value using an appropriate discount rate.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
Results of operations of acquired businesses are included in the Condensed Consolidated Statements of Operations beginning as of the effective dates of acquisition. The effect of these acquisitions on our consolidated revenues and results of operations, either individually or in the aggregate, for the six months ended July 4, 2026 and the year ended December 31, 2025 was not significant.
E.    Marketable Securities
The following table summarizes available-for-sale debt securities held at July 4, 2026 and December 31, 2025 by asset type:

	Available-For-Sale Debt Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
July 4, 2026
Fixed maturity:
United States Government and agency securities	$39,578	$641	$(146)	$40,073
Total available-for-sale debt securities	$39,578	$641	$(146)	$40,073

December 31, 2025
Fixed maturity:
United States Government and agency securities	$34,091	$878	$(59)	$34,910
Total available-for-sale debt securities	$34,091	$878	$(59)	$34,910
Marketable securities are composed of available-for-sale debt securities and marketable equity securities and all marketable securities are held at fair value. We carry a portion of our marketable securities portfolio in long-term assets because they are generally held for the settlement of our insurance claims processed through our wholly owned captive insurance subsidiary.
Available-for-sale debt securities are included in other current assets and marketable securities and other investments totaling $40,073 and $34,910 at July 4, 2026 and December 31, 2025, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss) net of applicable taxes, within shareholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds its related fair value.
We held approximately $51,568 and $36,413 in marketable equity securities as of July 4, 2026 and December 31, 2025, respectively. Realized and unrealized gains and losses on marketable equity securities are included in other income (expense) in the Condensed Consolidated Statements of Operations.
The net carrying values of available-for-sale debt securities at July 4, 2026 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)

	Amortized Cost	Fair Value
Due:
Less than one year	$8,223	$8,637
One year through five years	31,355	31,436
Six years through ten years	—	—
After ten years	—	—
Total	$39,578	$40,073
F.    Identified Intangible Assets and Goodwill, Net
The carrying amounts of the identified intangible assets and goodwill acquired in connection with our acquisitions were as follows:

	July 4, 2026		December 31, 2025
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists/relationships	$53,332	$37,312	$46,641	$35,480
Employment-related	15,116	12,668	14,146	12,150
Tradenames	14,046	10,718	13,888	10,213
Amortized intangible assets	82,494	$60,698	74,675	$57,843
Less accumulated amortization	60,698		57,843
Identified intangible assets, net	$21,796		$16,832

Goodwill	$124,774		$98,723
The changes in the carrying amounts of goodwill, by segment, for the six months ended July 4, 2026 and the year ended December 31, 2025 were as follows:

	Balance at January 1, 2026	Acquisitions	Translation and Other Adjustments	Balance at July 4, 2026
Utility	$4,941	$26,136	$—	$31,077
Residential and Commercial	93,782	—	(85)	93,697
Total	$98,723	$26,136	$(85)	$124,774

	Balance at January 1, 2025	Acquisitions	Translation and Other Adjustments	Balance at December 31, 2025
Utility	$4,941	$—	$—	$4,941
Residential and Commercial	89,938	3,720	124	93,782
Total	$94,879	$3,720	$124	$98,723

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
Estimated future aggregate amortization expense of intangible assets--The estimated future aggregate amortization expense of intangible assets, as of July 4, 2026, was as follows:

Estimated Future Amortization Expense
Remaining six months of 2026	$2,836
2027	5,204
2028	4,408
2029	3,885
2030	2,513
2031	1,631
Thereafter	1,319
$21,796
G.    Short and Long-Term Debt and Commitments Related to Letters of Credit
We have short-term lines of credit with one bank totaling $1,057. At July 4, 2026, we had $625 available under the lines of credit and $432 committed through issued letters of credit. Borrowings outstanding generally bear interest at the bank’s prime rate. Our long-term debt consisted of the following:

	July 4, 2026	December 31, 2025
Revolving credit facility:
Swing-line borrowings	$13,918	$5,431
SOFR borrowings	270,000	120,000
	283,918	125,431
Senior unsecured notes:
3.99% Senior unsecured notes	30,000	30,000
4.00% Senior unsecured notes	15,000	15,000
6.19% Senior unsecured notes	75,000	75,000
5.19% Senior unsecured notes	100,000	100,000
	220,000	220,000
Term loans	9,858	29,484
Accounts receivable securitization facility loan	40,000	55,000
	553,776	429,915
Less debt issuance costs	914	1,038
Less current portion	76,001	111,598
	$476,861	$317,279
Revolving Credit Facility--In July 2024, the Company amended and restated its revolving credit facility with its existing bank group, which was amended in May 2025 to, among other things, allow for certain intercompany advances among the Company and its subsidiaries, in January 2026 to revise the definition of Consolidated Earnings Before Interest and Taxes and in May 2026 to revise certain pricing and financial covenant terms. The amended and restated credit agreement, as amended, which expires in July 2029, permits borrowings, as defined, of up to $400,000, including a combined term loan and letter of credit sublimit of $150,000 and a swing-line

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
commitment of $50,000. Under certain circumstances, the Company may increase the revolving credit commitments and/or establish new incremental term loan commitments in an aggregate amount of up to $150,000. The revolving credit facility contains certain affirmative and negative covenants customary for this type of facility and includes financial covenant ratios with respect to a maximum leverage ratio (not to exceed 3.75 to 1.00) and a minimum interest coverage ratio (not less than 3.00 to 1.00), in each case subject to certain further restrictions as described in the credit agreement. The revolving credit facility allows for an adjustment to earnings before interest, taxes, depreciation and amortization of up to $55,000 for four quarters in the event certain legal claims are settled. As of July 4, 2026, we had unused commitments under the facility approximating $113,832, with $286,168 committed, which consisted of borrowings of $283,918 and issued letters of credit of $2,250.
Borrowings outstanding bear interest, at the Company’s option, of either (a) the base rate or (b) the Secured Overnight Financial Rate (“SOFR”) plus a margin adjustment ranging from .875% to 1.75%--with the margin adjustments based on the Company's leverage ratio at the time of borrowing. As of July 4, 2026, the base rate was the greater of (i) the agent bank’s prime rate, (ii) Adjusted Term SOFR plus 1.75%, or (iii) the federal funds rate plus .50%. A commitment fee ranging from .10% to .25% is also required based on the average daily unborrowed commitment.
3.99% Senior Unsecured Notes--On September 21, 2018, we issued 3.99% Senior Notes, Series A (the “3.99% Senior Notes”), in the aggregate principal amount of $50,000. The 3.99% Senior Notes are due September 21, 2028.
The 3.99% Senior Notes were issued pursuant to a Note Purchase and Private Shelf Agreement (the “Note Purchase and Shelf Agreement”) between the Company, PGIM, Inc. and the purchasers of the 3.99% Senior Notes, which was amended in August 2024. Among other things, the amendment increased the total facility limit to $250,000 and extended the issuance period for subsequent series of promissory notes to be issued and sold pursuant to the Note Purchase and Shelf Agreement to August 2027. The amendment also amended certain provisions and covenants to generally conform them to the corresponding provisions and covenants in the amended and restated revolving credit agreement. In addition, the amendment and restatement of the revolving credit agreement in August 2024 provided that the Company is permitted to incur indebtedness arising under the Note Purchase and Shelf Agreement in an aggregate principal amount not to exceed $250,000. In May 2025, the Company further amended its Note Purchase and Shelf Agreement with its existing purchasers to, among other things, allow for certain intercompany advances among the Company and its subsidiaries, and in January 2026, the Company amended the Note Purchase and Shelf Agreement to revise the definition of Consolidated Earnings Before Interest and Taxes. In May 2026, the Note Purchase and Shelf Agreement was further amended to, among other things, revise the financial covenant relating to the leverage ratio to provide that the maximum ratio will not exceed 3.75 to 1.00. As the Company has previously issued notes with an aggregate amount outstanding of $220,000 under the Note Purchase and Shelf Agreement, as of July 4, 2026, it has the capacity to issue subsequent series of promissory notes pursuant to the Note Purchase and Shelf Agreement in the amount of $30,000.
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
July 4, 2026
(Amounts in thousands, except share data)
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
Term loans--Periodically, the Company will enter into term loans for the procurement of insurance or to finance acquisitions.
Aggregate Maturities of Long-Term Debt--Aggregate maturities of long-term debt for the five years subsequent to July 4, 2026 were as follows:

Amount
Remaining six months of 2026	$74,266
2027	48,950
2028	46,642
2029	283,918
2030	100,000
$553,776
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
The AR Securitization program has a limit of $175,000, of which $99,071 was issued for letters of credit (“LCs”) as of both July 4, 2026 and December 31, 2025, and loans were issued in the amounts of $40,000 and $55,000 as of July 4, 2026 and December 31, 2025, respectively.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
Under the AR Securitization program, Davey Tree transfers by selling or contributing current and future trade receivables to a wholly-owned, bankruptcy-remote financing subsidiary which pledges a perfected first priority security interest in the trade receivables--equal to the issued LCs as of July 4, 2026--to the bank in exchange for the bank issuing LCs.
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
In July 2026, subsequent to period end, the Company amended its AR Securitization program to, among other things, extend the scheduled termination date for an additional two-year period, to July 2028. The amendment also increased the letter of credit issuance fee from .90% to 1.00% per annum on the aggregate amount of all letters of credit outstanding plus any outstanding reimbursement obligations. In addition, the amendment revised the interest rate applicable to outstanding reimbursement obligations by eliminating the .10% credit spread adjustment previously applied to term SOFR, such that the applicable rate is now based on term SOFR without a credit spread adjustment, and added a financial covenant providing that the Company is required to maintain a maximum leverage ratio not to exceed 3.75 to 1.00.
Total Commitments Related to Issued Letters of Credit--As of July 4, 2026, total commitments related to issued LCs were $101,753, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $432 were issued under short-term lines of credit. As of December 31, 2025, total commitments related to issued LCs were $101,659, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $338 were issued under short-term lines of credit. These issued LCs are primarily related to insurance coverage.
As of July 4, 2026, we were in compliance with all debt covenants.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
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

	Condensed Consolidated Balance Sheet Classification	July 4, 2026	December 31, 2025
Assets
Operating lease assets	Right-of-use assets - operating leases	$56,797	$66,445
Finance lease assets	Property and equipment, net	56,480	37,117
Total lease assets		$113,277	$103,562
Liabilities
Current operating lease liabilities	Other current liabilities	$24,963	$28,920
Non-current operating lease liabilities	Lease liabilities - operating leases	33,112	38,798
Total operating lease liabilities		58,075	67,718
Current portion of finance lease liabilities	Current portion of long-term debt and finance lease liabilities	12,780	9,466
Non-current finance lease liabilities	Lease liabilities - finance leases	44,396	28,299
Total finance lease liabilities		57,176	37,765
Total lease liabilities		$115,251	$105,483
The components of lease cost recognized within our Condensed Consolidated Statements of Operations were as follows:

		Three Months Ended		Six Months Ended
	Condensed Consolidated Statements of Operations Classification	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating lease cost	Operating expense	$4,645	$6,780	$9,989	$14,015
Operating lease cost	Selling expense	2,886	2,818	5,857	5,618
Operating lease cost	General and administrative expense	298	267	589	545
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	3,435	1,846	6,405	3,437
Interest expense on lease liabilities	Interest expense	692	260	1,256	461
Other lease cost (1)	Operating expense	3,193	3,309	6,174	6,412
Other lease cost (1)	Selling expense	620	496	1,262	1,041
Other lease cost (1)	General and administrative expense	34	8	86	21
Total lease cost		$15,803	$15,784	$31,618	$31,550
(1) Other lease cost includes short-term lease costs and variable lease costs.
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
the basis of economic factors. The weighted average remaining lease terms as of July 4, 2026 was 3.2 years for operating leases and 5.0 years for finance leases.
The discount rate implicit within our leases is generally not determinable, and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The weighted average discount rates used to measure our lease liabilities as of July 4, 2026 were 4.24% for operating leases and 5.19% for finance leases.

Supplemental Cash Flow Information Related to Leases	Six Months Ended
	July 4, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(18,221)	$(21,318)
Operating cash flows from finance leases	(1,256)	(461)
Financing cash flows from finance leases	(6,775)	(3,507)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,640	7,849
Finance leases	26,186	10,155

Maturity Analysis of Lease Liabilities	As of July 4, 2026
	Operating Leases	Finance Leases
Remaining six months of 2026	$15,177	$7,960
2027	21,120	14,245
2028	12,194	13,205
2029	6,806	11,141
2030	3,323	7,459
2031	1,288	5,828
Thereafter	2,109	4,942
Total lease payments	62,017	64,780
Less interest	3,942	7,604
Total	$58,075	$57,176
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
July 4, 2026
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
Stock-based compensation expense under all share-based payment plans -- our Employee Stock Purchase Plan, stock option plans, and restricted stock units (“RSUs”) -- was included in the results of operations as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Compensation expense, all share-based payment plans	$2,168	$2,077	$4,669	$4,429
Stock-based compensation consisted of the following:
Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, all full-time employees with six months of service are eligible to purchase, through payroll deductions, common shares. Employee purchases under the Employee Stock Purchase Plan are at 85% of the fair market value of the common shares--a 15% discount. Compensation costs are recognized as payroll deductions are made. The 15% discount of total shares purchased under the plan resulted in compensation cost recognized of $1,239 for the six months ended July 4, 2026 and $1,184 for the six months ended June 28, 2025.
Stock Options Plan--The stock options outstanding were awarded under a graded vesting schedule, measured at fair value, and have a term of ten years. As of July 4, 2026, there are no remaining compensation costs related to stock options as they have been fully recognized. Compensation cost recognized for stock options was $36 for the six months ended June 28, 2025.
Beginning in 2021, management and the Compensation Committee replaced the issuance of stock options with performance-based restricted stock units (“PRSUs”) for certain employees.
Restricted Stock Units--During the six months ended July 4, 2026, the Compensation Committee of the Board of Directors awarded 206,320 PRSUs to certain management employees. The Compensation Committee made similar awards in prior periods. The awards vest over specified periods. The following table summarizes PRSUs and RSUs as of July 4, 2026.

Restricted Stock Units	Number of Stock Units	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, January 1, 2026	514,734	$21.63
Granted	215,668	27.28
Forfeited	(8,195)	22.12
Vested	(222,226)	21.00
Unvested, July 4, 2026	499,981	$24.34	1.9 years	$7,445	$13,799
Employee PRSUs	474,865	$24.33	1.9 years	$7,023	$13,106
Non-employee Director RSUs	25,116	$24.60	2.1 years	$422	$693

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
Compensation cost for PRSUs and RSUs is determined using a fair-value method and amortized on the straight-line recognition method over the requisite service period. “Intrinsic value” is defined as the amount by which the fair market value of a common share exceeds the grant date price of a PRSU or an RSU. Compensation expense on PRSUs and RSUs totaled $3,430 for the six months ended July 4, 2026 and $3,209 for the six months ended June 28, 2025.
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
The fair values of stock-based awards granted were estimated at the dates of grant with the following weighted-average assumptions:

	Six Months Ended
	July 4, 2026	June 28, 2025
Volatility rate	9.2%	9.4%
Risk-free interest rate	3.8%	3.9%
Expected dividend yield	.4%	.4%
Expected life of awards (years)	3.0	3.0
General Stock Option Information--The following table summarizes activity under the stock option plans for the six months ended July 4, 2026.

Stock Options	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2026	901,632	$9.96
Granted	—	—
Exercised	(222,831)	8.69
Forfeited	(44,200)	8.18
Outstanding, July 4, 2026	634,601	$10.54	2.7 years	$10,828

Exercisable, July 4, 2026	634,601	$10.54	2.7 years	$10,828

“Intrinsic value” is defined as the amount by which the market price of a common share exceeds the exercise price of an option.
Common shares are issued from treasury upon the exercise of stock options, the vesting of PRSUs and RSUs or purchases under the Employee Stock Purchase Plan.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
J.    Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment. The estimated annual effective tax rate for the six months ended July 4, 2026 was 27.7%. Our actual effective tax rate was 27.0% and 27.7% for the three months ended July 4, 2026 and June 28, 2025, respectively. Our actual effective tax rate was 15.1% and 22.7% for the six months ended July 4, 2026 and June 28, 2025, respectively. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items, such as equity awards. Such discrete items are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first six months compared to the impact they will have on the rate for the full year.
As of July 4, 2026, we had unrecognized tax benefits of $2,096, of which $501 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $108. At December 31, 2025, we had unrecognized tax benefits of $2,036, of which $442 would affect our effective rate if recognized, and accrued interest expense related to unrecognized benefits of $102. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return, and the benefit recognized for financial reporting purposes.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.
The Company is routinely under audit by U.S. federal, state and local authorities and Canadian authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. With the exception of U.S. state jurisdictions and Canada, the Company is no longer subject to examination by tax authorities for the years through 2021. As of July 4, 2026, we believe it is reasonably possible that the total amount of unrecognized tax benefits will not significantly increase or decrease.
K.    Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other components, including foreign currency translation adjustments and defined benefit pension plan adjustments.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
The following summarizes the components of other comprehensive income (loss) accumulated in shareholders’ equity for the three and six months ended July 4, 2026 and June 28, 2025:

Three Months Ended July 4, 2026	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 4, 2026	$(6,131)	$(45)	$37	$(6,139)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(424)	$—	$—	$(424)
Unrealized loss on available-for-sale securities	—	(221)	—	(221)
Tax effect	—	46	—	46
Net of tax amount	(424)	(175)	—	(599)
Balance at July 4, 2026	$(6,555)	$(220)	$37	$(6,738)

Three Months Ended June 28, 2025	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2025	$(6,738)	$95	$98	$(6,545)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$1,024	$—	$—	$1,024
Unrealized gain on available-for-sale securities	—	20	—	20
Tax effect	—	(4)	—	(4)
Net of tax amount	1,024	16	—	1,040
Balance at June 28, 2025	$(5,714)	$111	$98	$(5,505)

Six Months Ended July 4, 2026	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2026	$(5,790)	$142	$37	$(5,611)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$(765)	$—	$—	$(765)
Unrealized loss on available-for-sale securities	—	(458)	—	(458)
Tax effect	—	96	—	96
Net of tax amount	(765)	(362)	—	(1,127)
Balance at July 4, 2026	$(6,555)	$(220)	$37	$(6,738)

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)

Six Months Ended June 28, 2025	Foreign Currency Translation Adjustments	Available-for- Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(6,881)	$10	$98	$(6,773)
Other comprehensive income (loss) before reclassifications
Foreign currency translation adjustments	$1,167	$—	$—	$1,167
Unrealized gain on available-for-sale securities	—	128	—	128
Tax effect	—	(27)	—	(27)
Net of tax amount	1,167	101	—	1,268
Balance at June 28, 2025	$(5,714)	$111	$98	$(5,505)
There were no changes in defined benefit pension plans for either the three and six months ended July 4, 2026 or June 28, 2025. Changes in defined benefit pension plans are included in net periodic pension expense classified in the Condensed Consolidated Statement of Operations as general and administrative expense or other income (expense).
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

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Income available to common shareholders:
Net income	$24,732	$32,770	$14,047	$29,512

Weighted-average shares (in thousands):
Basic:
Outstanding	38,153	40,301	38,809	40,443
Partially-paid share subscriptions	259	283	519	566
Basic weighted-average shares	38,412	40,584	39,328	41,009

Diluted:
Basic from above	38,412	40,584	39,328	41,009
Incremental shares from assumed:
Exercise of stock subscription purchase rights	115	92	115	92
Exercise of stock options and awards	1,084	1,548	1,031	1,485
Diluted weighted-average shares	39,611	42,224	40,474	42,586

Net income per share:
Basic	$.64	$.81	$.36	$.72

Diluted	$.62	$.78	$.35	$.69

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
Common and Redeemable Shares Outstanding--A summary of the activity of the common and redeemable shares outstanding for the six months ended July 4, 2026 was as follows:

	Common Shares Net of Treasury Shares	Redeemable Shares	Total
Shares outstanding at January 1, 2026	31,732,003	7,737,260	39,469,263
Shares purchased	(1,271,330)	(672,561)	(1,943,891)
Shares sold	459,529	325,806	785,335
Stock subscription offering -- cash purchases	19,900	—	19,900
Options and awards exercised	452,249	—	452,249
Shares outstanding at July 4, 2026	31,392,351	7,390,505	38,782,856
On July 4, 2026, we had 38,782,856 common and redeemable shares outstanding, employee options exercisable to purchase 634,601 common shares, partially-paid subscriptions for 1,037,650 common shares and purchase rights outstanding for 357,362 common shares. The partially-paid subscriptions and stock purchase rights are what remains of the 2022 Subscription Offering discussed further below.
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
July 4, 2026
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
Information on reportable segments and reconciliation to the condensed consolidated financial statements follows:

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended July 4, 2026
Revenues	$266,075	$251,121	$517,196	$1,737		$518,933
Less:
Payroll expense	114,771	95,034
Equipment and fuel expense	18,903	16,674
Subcontractor expense	24,253	18,921
Other segment expenses (a)	90,295	82,851		10,071
Income (loss) from operations, reportable segments	$17,853	$37,641	$55,494	$(8,334)		$47,160
Unallocated costs (b)						(4,675)
Income from operations						42,485
Interest expense						(8,480)
Interest income						2,054
Other income (expense), net						(2,165)
Income before income taxes						$33,894

Segment assets, total	$470,256	$396,568	$866,824	$707,879	(c)	$1,574,703

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Three Months Ended June 28, 2025
Revenues	$266,896	$244,924	$511,820	$625		$512,445
Less:
Payroll expense	112,821	93,519
Equipment and fuel expense	18,392	15,481
Subcontractor expense	24,059	13,858
Other segment expenses (a)	89,400	85,161		6,828
Income (loss) from operations, reportable segments	$22,224	$36,905	$59,129	$(6,203)		$52,926
Unallocated costs (b)						(3,792)
Income from operations						49,134
Interest expense						(4,980)
Interest income						756
Other income (expense), net						424
Income before income taxes						$45,334

Segment assets, total	$393,771	$434,141	$827,912	$616,429	(c)	$1,444,341

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Six Months Ended July 4, 2026
Revenues	$529,544	$422,986	$952,530	$2,178		$954,708
Less:
Payroll expense	233,287	172,569
Equipment and fuel expense	35,988	30,655
Subcontractor expense	48,813	35,540
Other segment expenses (a)	180,583	154,865		20,557
Income (loss) from operations, reportable segments	$30,873	$29,357	$60,230	$(18,379)		$41,851
Unallocated costs (b)						(10,298)
Income from operations						31,553
Interest expense						(13,073)
Interest income						2,404
Other income (expense), net						(4,337)
Income before income taxes						$16,547

Segment assets, total	$470,256	$396,568	$866,824	$707,879	(c)	$1,574,703

	Utility Services	Residential Commercial Services	Total Reportable Segments	All Other		Consolidated
Six Months Ended June 28, 2025
Revenues	$522,003	$424,054	$946,057	$1,224		$947,281
Less:
Payroll expense	220,865	168,729
Equipment and fuel expense	35,631	29,414
Subcontractor expense	51,983	38,466
Other segment expenses (a)	172,716	155,002		17,788
Income (loss) from operations, reportable segments	$40,808	$32,443	$73,251	$(16,564)		$56,687
Unallocated costs (b)						(9,137)
Income from operations						47,550
Interest expense						(9,362)
Interest income						1,308
Other income (expense), net						(1,292)
Income before income taxes						$38,204

Segment assets, total	$393,771	$434,141	$827,912	$616,429	(c)	$1,444,341
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
July 4, 2026
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
Disaggregation of Revenue
The following tables disaggregate our revenue for the three and six months ended July 4, 2026 and June 28, 2025 by major sources:

Three Months Ended July 4, 2026	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$176,583	$130,388	$(612)	$306,359
Grounds maintenance	—	68,953	—	68,953
Storm damage services	1,524	3,815	—	5,339
Consulting and other	87,968	47,965	2,349	138,282
Total revenues	$266,075	$251,121	$1,737	$518,933

Geography:
United States	$248,226	$236,204	$1,737	$486,167
Canada	17,849	14,917	—	32,766
Total revenues	$266,075	$251,121	$1,737	$518,933

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)

Three Months Ended June 28, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$167,410	$129,829	$(395)	$296,844
Grounds maintenance	—	69,253	—	69,253
Storm damage services	13,342	5,609	—	18,951
Consulting and other	86,144	40,233	1,020	127,397
Total revenues	$266,896	$244,924	$625	$512,445

Geography:
United States	$251,298	$228,061	$625	$479,984
Canada	15,598	16,863	—	32,461
Total revenues	$266,896	$244,924	$625	$512,445

Six Months Ended July 4, 2026	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$344,757	$219,983	$(1,012)	$563,728
Grounds maintenance	—	112,503	—	112,503
Storm damage services	10,301	8,846	—	19,147
Consulting and other	174,486	81,654	3,190	259,330
Total revenues	$529,544	$422,986	$2,178	$954,708

Geography:
United States	$500,715	$398,807	$2,178	$901,700
Canada	28,829	24,179	—	53,008
Total revenues	$529,544	$422,986	$2,178	$954,708

Six Months Ended June 28, 2025	Utility	Residential and Commercial	All Other	Consolidated
Type of service:
Tree and plant care	$332,206	$216,088	$(785)	$547,509
Grounds maintenance	—	108,662	—	108,662
Storm damage services	31,799	23,188	—	54,987
Consulting and other	157,998	76,116	2,009	236,123
Total revenues	$522,003	$424,054	$1,224	$947,281

Geography:
United States	$495,740	$398,746	$1,224	$895,710
Canada	26,263	25,308	—	51,571
Total revenues	$522,003	$424,054	$1,224	$947,281

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
Contract Balances
Our contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue. The Company recognized $570 and $1,546 of revenue for the three and six months ended July 4, 2026, that was included in the contract liability balance at December 31, 2025 and $752 and $2,077 of revenue for the three and six months ended June 28, 2025, that was included in the contract liability balance at December 31, 2024. Current contract liabilities are included in accrued expenses and noncurrent contract liabilities are included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. Net contract liabilities consisted of the following:

	July 4, 2026	December 31, 2025
Contract liabilities - current	$5,260	$3,032
Contract liabilities - noncurrent	8,668	7,320
Net contract liabilities	$13,928	$10,352
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

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
Our assets and liabilities measured at fair value on a recurring basis at July 4, 2026 were as follows:

		Fair Value Measurements at July 4, 2026 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at July 4, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	$40,073	$40,073	$—	$—
Total available-for-sale debt securities	40,073	40,073	—	—
Marketable equity securities:
Mutual funds	27,302	27,302	—	—
Exchange traded funds	24,266	24,266	—	—
Total marketable equity securities	51,568	51,568	—	—
Liabilities:
Deferred compensation	$750	$—	$—	$750
Contingent consideration	20,000	—	—	20,000
Our assets and liabilities measured at fair value on a recurring basis at December 31, 2025 were as follows:

		Fair Value Measurements at December 31, 2025 Using:
Assets and Liabilities Recorded at Fair Value on a Recurring Basis	Total Carrying Value at December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets invested for self-insurance
Available-for-sale debt securities:
United States Government and agency securities	$34,910	$34,910	$—	$—
Total available-for-sale debt securities	34,910	34,910	—	—
Marketable equity securities:
Mutual funds	20,383	20,383	—	—
Exchange traded funds	16,030	16,030	—	—
Total marketable equity securities	36,413	36,413	—	—
Liabilities:
Deferred compensation	$863	$—	$—	$863
The assets invested for self-insurance are bonds, mutual funds and exchange traded funds--classified as Level 1--based on quoted market prices of the identical underlying securities in active markets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
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
The peer group at July 4, 2026 consisted of: ABM Industries Incorporated; Comfort Systems USA, Inc.; Dycom Industries, Inc.; FirstService Corporation; MYR Group, Inc.; Quanta Services, Inc.; Rollins, Inc.; and Scotts Miracle-Gro Company. The semiannual valuations are effective for a period of six months and the per-share price established by those valuations is the price at which the Board of Directors of the Company has determined that the common shares will be bought and sold during that six-month period in transactions involving the Company or one of its employee benefit or stock purchase plans. The Company provides a ready market for all shareholders through its direct purchase of their common shares, although the Company is under no obligation to do so (other than for repurchases pursuant to the put option, as described in Note Q).
Furthermore, the Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company's contingent consideration obligations arose from the acquisition of Cal Engineering on January 30, 2026. The contingent consideration obligation involves potential future cash payments that are contingent upon the achievement of certain financial metrics. The Company recorded a contingent consideration liability at its estimated fair value at the date of acquisition. At each reporting date, the Company reviews and reassesses the estimated fair value of the contingent consideration obligation and records changes in the fair value in Other income (expense) in the Condensed Consolidated Statements of Operations. During the three months ended July 4, 2026, the Company recorded a measurement period adjustment to the contingent consideration liability accounted for as of the acquisition date January 30, 2026. See Note D - Business Combinations for further details. No contingent consideration fair value changes were recognized between January 30, 2026 and July 4, 2026.
The contingent consideration is classified on the Condensed Consolidated Balance Sheets based on expected payment dates. The current portion of contingent consideration, if any, is included in Other current liabilities in the Condensed Consolidated Balance Sheets and the noncurrent portion of contingent consideration is included in Other noncurrent liabilities. As of July 4, 2026, the entire estimated fair value of the contingent consideration liability was classified as noncurrent.
The fair value of the Company’s contingent consideration obligation is estimated using a Monte Carlo simulation option pricing framework. Key significant unobservable inputs used in the estimate include the contractual terms and assumptions regarding financial forecasts, discount rates and volatility of forecasted revenue and operating profit. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the financial targets.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
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
July 4, 2026
(Amounts in thousands, except share data)
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
The wrongful death lawsuit was tried before a jury in June 2025. By the time of the trial, Davey Tree was the sole remaining defendant. On June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351. The jury also apportioned fault between the Company and the Plaintiff, apportioning 90% of the fault to the Company and 10% of the fault to the Plaintiff’s decedent. On June 23, 2025, the State Court entered judgment against the Company in the amount of $4,906, with post-judgment interest at the legal rate, plus costs of court. On July 9, 2025, the Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. On July 23, 2025, the Company filed a Motion for Judgment Notwithstanding the Verdict. On February 24, 2026, the State Court denied the Company’s Motion for Judgment Notwithstanding the Verdict and Plaintiff’s Motion to Set Aside Judgment and Motion for New Trial but partially granted Plaintiff’s Motion for Judgment Notwithstanding the Verdict. Specifically, the State Court found that there was no evidence presented at trial to support the jury’s apportionment of 10% fault to the Plaintiff’s decedent. An amended judgment was entered on

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
February 24, 2026 against Davey Tree in the amount of $5,451, with post-judgment interest to accrue at the legal rate, plus costs of court, which the Company had fully accrued for as of July 4, 2026. The Company has filed a Notice of Appeal, and the Plaintiff has filed a Notice of Cross-Appeal to the Georgia Court of Appeals. On April 14, 2026, the State Court granted the Plaintiff’s Motion for Supersedeas Bond and ordered Davey Tree to post a supersedeas bond in the amount of $6,024 within 30 days.

After the stay was lifted in 2023, the federal survival action proceeded in Federal Court for several years. On March 25, 2026, the Federal Court granted the Plaintiff’s Renewed Motion to Remand on the basis that the court lacked subject matter jurisdiction over the action and remanded the survival action back to the State Court. On May 26, 2026, the State Court officially reopened the remanded Federal Court action with a newly named estate representative. On June 3, 2026, plaintiff filed a motion to set aside the Federal Court’s prior order dismissing a portion of plaintiff’s claims. Briefing is ongoing regarding Plaintiff’s motion to set aside. No trial date has been set in the newly remanded action. The Company and Wolf Tree have denied all liability and will continue to vigorously defend against all allegations and claims in the remanded action.
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
July 4, 2026
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
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $208,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance receivable within our Condensed Consolidated Balance Sheet as of July 4, 2026. On June 26, 2026, the Court in the JCCP entered an order finding that all necessary approvals had been obtained for all remaining plaintiffs, which will allow this case to come to its conclusion.
Subsequent to July 4, 2026, the Company funded $2,890 to a qualified settlement fund in connection with the settlement of the remaining claims. The Company’s total settlement obligation under the agreement is $5,500.

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
Vehicle Accident Lawsuit
In January 2023, a wrongful death lawsuit was brought against Davey Tree and a Davey Tree employee in the Circuit Court of the Fifth Judicial Circuit, Citrus County, Florida related to a vehicle accident that occurred on January 7, 2022. The vehicle accident occurred when, in an attempt to avoid a rear-end collision with a stopped vehicle, the Davey Tree driver swerved to the left over the centerline into oncoming traffic and struck Decedent’s oncoming vehicle. The Decedent sustained severe injuries and ultimately passed away. Plaintiff, individually and on behalf of Decedent’s Estate, brought suit against Davey Tree and its driver for wrongful death. The case was tried before a jury commencing on December 1, 2025. The jury returned a verdict on December 9, 2025, finding that the Davey Tree driver’s negligence caused Plaintiff’s Decedent’s death, and that Plaintiff’s Decedent was not negligent. The jury awarded total damages of $54,128 to Plaintiff. Following the verdict, the parties engaged in post-trial motions and ultimately settled all claims for $44,500 to Plaintiff without appeal.  On April 20, 2026, the Company paid the remaining $10,000 of its $11,000 self-insurance limit, and this payment fully extinguished the Company’s liability, with the remaining settlement amount paid by third‑party insurance providers.
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
Our common shares are not listed or traded on an established public trading market, and market prices are, therefore, not available. Semiannually, an independent stock valuation firm assists with the appraisal of the fair market value of our common shares based upon our performance and financial condition. The Davey 401KSOP and ESOP Plan includes a put option for shares of the Company’s common stock distributed from the plan. Shares may be distributed from the Davey 401KSOP and ESOP Plan to former participants of the plan, their beneficiaries, donees or heirs (each, a “participant”). Since our common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for two 60-day periods after distribution of the shares from the Davey 401KSOP and ESOP. The fair value of distributed shares subject to the put

Index
The Davey Tree Expert Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026
(Amounts in thousands, except share data)
option totaled $5,027 and $9,831 as of July 4, 2026 and December 31, 2025, respectively. The fair value of the shares held in the Davey 401KSOP and ESOP totaled $208,559 and $203,717 as of July 4, 2026 and December 31, 2025, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held in the Davey 401KSOP and ESOP (collectively referred to as 401KSOP and ESOP related shares) are recorded at fair value, classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $213,586 and $213,548 as of July 4, 2026 and December 31, 2025, respectively. Changes in the fair value of the Davey 401KSOP and ESOP Plan related shares are reflected in retained earnings while net share activity associated with the Davey 401KSOP and ESOP Plan related shares are first reflected in additional paid-in capital and then retained earnings if additional paid-in capital is insufficient.

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
Geopolitical developments, including the conflict in the Middle East involving Iran, have increased volatility in global energy markets. As a result, fuel prices have experienced periods of fluctuation, which could lead to a material adverse impact on our business and economic pressures on our customers. In addition, we continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs.
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

	Three Months Ended			Six Months Ended
	July 4, 2026	June 28, 2025	Change	July 4, 2026	June 28, 2025	Change
Revenues	100.0%	100.0%	—%	100.0%	100.0%	—%

Costs and expenses:
Operating	63.1	62.7	.4	65.1	65.2	(.1)
Selling	16.9	16.7	.2	17.8	17.6	.2
General and administrative	7.8	7.6	.2	9.4	8.4	1.0
Depreciation and amortization	4.4	3.8	.6	4.7	4.0	.7
Gain on sale of assets, net	(.4)	(.4)	—	(.3)	(.2)	(.1)

Income from operations	8.2	9.6	(1.4)	3.3	5.0	(1.7)

Other income (expense):
Interest expense	(1.6)	(1.0)	(.6)	(1.4)	(1.0)	(.4)
Interest income	.3	.1	.2	.3	.1	.2
Other, net	(.4)	.1	(.5)	(.5)	(.1)	(.4)

Income before income taxes	6.5	8.8	(2.3)	1.7	4.0	(2.3)

Income taxes	1.7	2.4	(.7)	.2	.9	(.7)

Net income	4.8%	6.4%	(1.6)%	1.5%	3.1%	(1.6)%

Index
Second Quarter—Three Months Ended July 4, 2026 Compared to Three Months Ended June 28, 2025
Our results of operations for the three months ended July 4, 2026 compared to the three months ended June 28, 2025 were as follows:

	Three Months Ended
	July 4, 2026	June 28, 2025	Change	Percentage Change
Revenues	$518,933	$512,445	$6,488	1.3%

Costs and expenses:
Operating	326,991	321,321	5,670	1.8
Selling	87,871	85,603	2,268	2.6
General and administrative	40,561	39,036	1,525	3.9
Depreciation and amortization	23,106	19,333	3,773	19.5
Gain on sale of assets, net	(2,081)	(1,982)	(99)	5.0
	476,448	463,311	13,137	2.8

Income from operations	42,485	49,134	(6,649)	(13.5)
Other income (expense):
Interest expense	(8,480)	(4,980)	(3,500)	70.3
Interest income	2,054	756	1,298	171.7
Other, net	(2,165)	424	(2,589)	(610.6)

Income before income taxes	33,894	45,334	(11,440)	(25.2)

Income taxes	9,162	12,564	(3,402)	(27.1)

Net income	$24,732	$32,770	$(8,038)	(24.5)%
Revenues--Revenues of $518,933 increased $6,488 compared with $512,445 in the second quarter of 2025. Utility Services decreased $821 or .3% compared with the second quarter of 2025. The decrease was primarily attributable to lower storm damage revenue, partially offset by growth from both new and existing accounts. Residential and Commercial Services increased $6,197 or 2.5% from the second quarter of 2025. Increases were primarily in consulting revenues partially offset by lower storm damage revenue.
Operating Expenses--Operating expenses of $326,991 increased $5,670 compared with the second quarter of 2025. Utility Services increased $3,077 or 1.6% compared with the second quarter of 2025 and, as a percentage of revenue, increased to 75.1% from 73.7%. The increase was primarily attributable to subcontractor expenses, materials expenses and labor and benefits expenses, partially offset by lower travel expenses. Residential and Commercial Services increased $1,922 or 1.5% compared with the second quarter of 2025 but, as a percentage of revenue, decreased to 50.2% from 50.7%. The increase was primarily attributable to subcontractor expenses and labor and benefits expenses, partially offset by a decrease in materials expenses.
Fuel costs of $18,778 increased $5,986, or 46.8%, from the $12,792 incurred in the second quarter of 2025 and impacted operating expenses within all segments. The $5,986 increase included usage decreases approximating $518 and price increases approximating $6,504.

Index
Selling Expenses--Selling expenses of $87,871 increased $2,268 compared with the second quarter of 2025 and, as a percentage of revenue, increased to 16.9% from 16.7%. Utility Services decreased $415 or 1.5% compared to the second quarter of 2025 and, as a percentage of revenue, decreased to 10.6% from 10.7%. The decrease was primarily attributable to a decrease in wages and benefits expenses, partially offset by an increase in travel expenses. Residential and Commercial Services increased $386 or .7% from the second quarter of 2025 but, as a percentage of revenue, decreased to 23.4% from 23.8%. The increase was primarily attributable to increases in wages and benefits expenses and subcontractor expenses.
General and Administrative Expenses--General and administrative expenses of $40,561 increased $1,525 from $39,036 in the second quarter of 2025. The increase was primarily attributable to increases in salary and benefits expenses, professional services expenses and computer software expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $23,106 increased $3,773 from $19,333 incurred in the second quarter of 2025 which was primarily attributable to an increased mix of equipment purchased or leased under finance leases rather than operating leases, along with depreciation on our corporate office expansion.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,081 remained relatively flat compared to the gain in the second quarter of 2025.
Interest Expense--Interest expense of $8,480 increased $3,500 from the $4,980 incurred in the second quarter of 2025. The increase was primarily attributable to higher average borrowings during the second quarter of 2026, as compared with the second quarter of 2025.
Other, Net--Other, net, of $2,165 increased $2,589 from the $424 of other income generated in the second quarter of 2025 primarily driven by changes in foreign exchange rates. Other, net consists of nonoperating income and expense, including gains and losses on marketable securities, pension expense, bank fees, and foreign currency transaction adjustments.
Income Taxes--Income taxes for the second quarter of 2026 were $9,162, as compared to $12,564 for the second quarter of 2025. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The effective tax rate for the second quarter of 2026 was 27.0% as compared with the second quarter of 2025 effective tax rate of 27.7%.

Index
Six Months—Six Months Ended July 4, 2026 Compared to Six Months Ended June 28, 2025
Our results of operations for the six months ended July 4, 2026 compared to the six months ended June 28, 2025 were as follows:

	Six Months Ended
	July 4, 2026	June 28, 2025	Change	Percentage Change
Revenues	$954,708	$947,281	$7,427	.8%

Costs and expenses:
Operating	621,868	617,253	4,615	.7
Selling	170,138	166,956	3,182	1.9
General and administrative	89,760	79,636	10,124	12.7
Depreciation and amortization	44,362	37,901	6,461	17.0
Gain on sale of assets, net	(2,973)	(2,015)	(958)	47.5
	923,155	899,731	23,424	2.6

Income from operations	31,553	47,550	(15,997)	(33.6)
Other income (expense):
Interest expense	(13,073)	(9,362)	(3,711)	39.6
Interest income	2,404	1,308	1,096	83.8
Other, net	(4,337)	(1,292)	(3,045)	235.7

Income before income taxes	16,547	38,204	(21,657)	(56.7)

Income taxes	2,500	8,692	(6,192)	(71.2)

Net income	$14,047	$29,512	$(15,465)	(52.4)%
Revenues--Revenues of $954,708 increased $7,427 compared with $947,281 in the first six months of 2025. Utility Services increased $7,541 or 1.4% compared with the first six months of 2025. The increase was attributable to growth on existing accounts along with an increase in consulting services, partially offset by lower storm damage revenue. Residential and Commercial Services decreased $1,068 or .3% compared with the first six months of 2025. Decreases were primarily in storm damage services revenue partially offset by increases in consulting revenue.
Operating Expenses--Operating expenses of $621,868 increased $4,615 compared with the first six months of 2025 but, as a percentage of revenue, decreased to 65.1% from 65.2%. Utility Services increased $10,732 or 2.8% compared with the first six months of 2025 and, as a percentage of revenue, increased to 74.9% from 73.9%. The increase was attributable to increases in labor and benefits expense and materials expense, partially offset by decreases in subcontractor expenses, equipment expenses and travel expenses. Residential and Commercial Services decreased $7,074 or 3.1% compared with the first six months of 2025 and, as a percentage of revenue, decreased to 53.0% from 54.5%. The decrease was primarily attributable to subcontractor expenses and materials expenses, partially offset by increases in wages and benefits.
Fuel costs of $27,741 increased $3,777, or 15.8%, from the $23,964 incurred in the first six months of 2025 and impacted operating expenses within all segments. The $3,777 increase included usage decreases approximating $131 and price increases approximating $3,908.

Index
Selling Expenses--Selling expenses of $170,138 increased $3,182 compared with the first six months of 2025 and, as a percentage of revenue, increased to 17.8% from 17.6%. Utility Services increased $666 or 1.1% compared to the first six months of 2025 but, as a percentage of revenue, decreased to 11.3% from 11.4%. The increase was primarily attributable to increases in travel expenses, computer software expenses, and telephone expenses, which is partially offset by a decrease in wages and benefits expenses. Residential and Commercial Services increased $2,454 or 2.2% compared to the first six months of 2025 and, as a percentage of revenue, increased to 26.7% from 26.0%. The increase was primarily attributable to an increase in wages and benefits expenses, personnel development expenses, and fuel expenses.
General and Administrative Expenses--General and administrative expenses of $89,760 increased $10,124 from $79,636 in the first six months of 2025. The increase was primarily attributable to increases in salary and benefits expenses and computer software expenses.
Depreciation and Amortization Expense--Depreciation and amortization expense of $44,362 increased $6,461 from $37,901 incurred in the first six months of 2025, which was primarily attributable to a higher proportion of equipment purchased or leased under finance leases rather than operating leases, along with depreciation on our corporate office expansion.
Gain on the Sale of Assets, Net--Gain on the sale of assets of $2,973 for the first six months of 2026 increased $958 from the $2,015 gain in the first six months of 2025. We sold fewer units of equipment but at a higher average gain during the first six months of 2026 as compared with the first six months of 2025.
Interest Expense--Interest expense of $13,073 increased $3,711 from the $9,362 incurred in the first six months of 2025. The increase was primarily attributable to higher average borrowings on the revolving credit facility during the first six months of 2026, as compared with the first six months of 2025.
Other, Net--Other, net of $4,337 increased $3,045 from the $1,292 expense incurred in the first six months of 2025 primarily driven by changes in foreign exchange rates. Other, net consists of nonoperating income and expense, including gains and losses on marketable securities, pension expense, bank fees, and foreign currency transaction adjustments.
Income Taxes--Income tax for the first six months of 2026 was $2,500, as compared to $8,692 for the first six months of 2025. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The actual effective tax rate for the first six months of 2026 was 15.1%. Our actual effective tax rate for the first six months of 2025 was 22.7%. The change in the effective tax rate from statutory tax rates was primarily due to the impact of favorable discrete items which are a set amount and therefore have a larger impact on the rate based on our net income before tax in the first six months compared to the impact they will have on the rate for the full year.
LIQUIDITY AND CAPITAL RESOURCES
Our principal financial requirements are for capital spending, working capital and business acquisitions. Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.

Index
Cash Flow Summary
Our cash flows from operating, investing and financing activities for the six months ended July 4, 2026 and June 28, 2025 were as follows:

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash provided by (used in):
Operating activities	$33,536	$43,352
Investing activities	(101,946)	(57,317)
Financing activities	80,106	16,448
Effect of exchange rate changes on cash	(71)	197
Increase in cash	$11,625	$2,680
Net Cash Provided By Operating Activities--Operating activities provided cash of $33,536 in the first six months of 2026, compared to $43,352 provided in the first six months of 2025. The $9,816 decrease in cash provided by operating activities was primarily attributable to the decrease of $15,465 in net income, the increase of $7,791 in cash used by accounts receivable, the increase of $9,748 in cash used by accounts payable and accrued expenses, and the increase of $3,343 in cash used by self-insurance accruals. The decrease was partially offset by the increase of $6,461 in depreciation and amortization, the increase of $5,267 in cash provided by mitigation banking credit inventory and the increase of $10,414 in cash provided by other, net.
Overall, accounts receivable increased $33,951 during the first six months of 2026, as compared to an increase of $26,160 during the first six months of 2025. With respect to the change in accounts receivable arising from business levels, the “days-sales-outstanding” in accounts receivable (sometimes referred to as “DSO”) at the end of the first six months of 2026 decreased by 3 days to 73 days, when compared to 76 days at the end of the first six months of 2025. As we continue to grow and expand our service offerings, our DSO will be influenced by various factors such as individual contract terms, the nature of the work performed and special situations such as storm work.
Accounts payable and accrued expenses decreased $12,958 in the first six months of 2026, a change of $9,748 compared to the $3,210 decrease in the first six months of 2025. This change was primarily related to an increase in accounts payable and accrued employee compensation as well as a decrease in payroll taxes payable.
Self-insurance accruals decreased $6,188 in the first six months of 2026, a change of $3,343 from the decrease of $2,845 experienced in the first six months of 2025. The larger decrease in the first six months of 2026 was mainly attributable to the higher settlement of claims during the first six months of 2026 compared to the first six months of 2025.
Prepaid expenses decreased $20,945 in the first six months of 2026, a change of $806 compared to the $20,139 decrease in the first six months of 2025. The change was primarily related to prepaid insurance premiums.
Mitigation bank credit inventory decreased $3,290 in the first six months of 2026, a change of $5,267 compared to the increase of $1,977 in the first six months of 2025. Mitigation bank credit inventory levels are affected by the timing of credit inventory sales, with a higher level of credit sales in the first six months of 2026 compared to the first six months of 2025. Mitigation bank credit inventories are composed of credits that are available to sell to third parties through remediation of properties such as stream or wetland restoration.

Index
Refundable income taxes decreased $1,806 in the first six months of 2026, a change of $2,247 compared to the $441 increase in the first six months of 2025. The change was primarily related to a decrease in the balance of income taxes refundable due to lower net income in the first six months of 2026 compared to the first six months of 2025.
Other, net provided cash of $1,296 in the first six months of 2026, or $10,414 more than the $9,118 of cash used in the first six months of 2025. The change was primarily attributable to higher payroll taxes refundable received during the first six months of 2026 compared to the first six months of 2025.
Net Cash Used In Investing Activities--Cash used in investing activities for the first six months of 2026 was $101,946, a $44,629 increase when compared to the $57,317 used during the first six months of 2025. The increase was primarily the result of an increase in net purchases of marketable securities of $26,988 to fund our wholly owned captive insurance subsidiary, an increase in cash used for purchases of businesses of $11,487 and an increase in capital expenditures for equipment of $19,299, partially offset by a decrease in cash used for capital expenditures for buildings of $14,152.
Net Cash Provided By Financing Activities--Cash provided by financing activities was $80,106 during the first six months of 2026, an increase of $63,658 as compared with the $16,448 provided during the first six months of 2025. Our net borrowing and repayment activity on our revolving credit facility resulted in a net cash inflow of $158,422 during the first six months of 2026 as compared with $62,338 of cash provided by net borrowings during the first six months of 2025. We use the credit facility primarily for capital expenditures, redemptions of shares and payments of notes payable related to acquisitions. Net cash used for the payment of notes payable totaled $37,698 during the first six months of 2026, a change of $15,486 when compared to the $22,212 net cash used for payments in the first six months of 2025. Treasury share transactions (purchases and sales) used cash of $31,454 for the first six months of 2026, $13,347 more than the $18,107 used in the first six months of 2025. Dividends paid of $2,389 during the first six months of 2026 increased $325 as compared with $2,064 paid in the first six months of 2025.
The Company currently repurchases common shares at shareholders’ requests in accordance with the terms of the Davey 401KSOP and ESOP Plan and also repurchases common shares from time to time at the Company’s discretion. The amount of common shares offered to the Company for repurchase by the holders of shares distributed from the Davey 401KSOP and ESOP Plan is not within the control of the Company, but is at the discretion of the shareholders. The Company expects to continue to repurchase its common shares, as offered by its shareholders from time to time, at their then current fair value. However, other than for repurchases pursuant to the put option under the Davey 401KSOP and ESOP Plan, as described in Note Q, such purchases are not required, and the Company retains the right to discontinue them at any time. Repurchases of redeemable common shares at shareholders' request approximated $16,100 and $14,688 during the six months ended July 4, 2026 and June 28, 2025, respectively. Share repurchases, other than redeemable common shares, approximated $40,794 and $35,329 during the six months ended July 4, 2026 and June 28, 2025, respectively.
Contractual Obligations Summary and Commercial Commitments
As of July 4, 2026, total commitments related to issued letters of credit were $101,753, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $432 were issued under short-term lines of credit. As of December 31, 2025, total commitments related to issued letters of credit were $101,659, of which $2,250 were issued under the revolving credit facility, $99,071 were issued under the AR Securitization program, and $338 were issued under short-term lines of credit. For more information, see “Part I - Item 1 - Note G, Short and Long-Term Debt and Commitments Related to Letters of Credit.”
Also, as is common in our industry, we have performance obligations that are supported by surety bonds, which expire during 2026 through 2033. We intend to renew the surety bonds where appropriate and as necessary.

Index
Capital Resources
Cash generated from operations, our revolving credit facility and note issuances are our primary sources of capital.
Business seasonality traditionally results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while our methods of accounting for fixed costs, such as depreciation and amortization expense, rent and interest expense, are not significantly impacted by business seasonality. Capital resources during these periods are equally affected. We satisfy seasonal working capital needs and other financing requirements with the revolving credit facility and other short-term lines of credit. We continually review our existing sources of financing and evaluate alternatives. At July 4, 2026, we had working capital of $194,730, availability under short-term lines of credit approximating $625 and $113,832 available under our revolving credit facility.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The wrongful death lawsuit was tried before a jury in June 2025. By the time of the trial, Davey Tree was the sole remaining defendant. On June 11, 2025, the jury rendered its verdict. Specifically, the jury returned a verdict in favor of the Plaintiff and against the Company and awarded damages for the wrongful death of the Plaintiff in the amount of $3,100,000, along with expenses of litigation pursuant to O.C.G.A. § 13-6-11 for bad faith in the amount of $2,351,312. The jury also apportioned fault between the Company and the Plaintiff, apportioning 90% of the fault to the Company and 10% of the fault to the Plaintiff’s decedent. On June 23, 2025, the State Court entered judgment against the Company in the amount of $4,906,180, with post-judgment interest at the legal rate, plus costs of court.. On July 9, 2025, the Plaintiff filed a Combined Motion to Set Aside Judgment, Motion for New Trial and Motion for Judgment Notwithstanding the Verdict. On July 23, 2025, the Company filed a Motion for Judgment Notwithstanding the Verdict. On February 24, 2026, the State Court denied the Company’s Motion for Judgment Notwithstanding the Verdict and Plaintiff’s Motion to Set Aside Judgment and Motion for New Trial but partially granted Plaintiff’s Motion for Judgment Notwithstanding the Verdict. Specifically, the State Court found that there was no evidence presented at trial to support the jury’s apportionment of 10% fault to the Plaintiff’s decedent. An amended judgment was entered on February 24, 2026 against Davey Tree in the amount of $5,451,312, with post-judgment interest to accrue at the legal rate, plus costs of court, which the Company had fully accrued for as of July 4, 2026. The Company has filed a Notice of Appeal, and the Plaintiff has filed a Notice of Cross-Appeal to the Georgia Court of Appeals. On April 14, 2026, the State Court granted the Plaintiff’s Motion for Supersedeas Bond and ordered Davey Tree to post a supersedeas bond in the amount of $6,023,699 within 30 days.
After the stay was lifted in 2023, the federal survival action proceeded in Federal Court for several years. On March 25, 2026, the Federal Court granted the Plaintiff’s Renewed Motion to Remand on the basis that the court lacked subject matter jurisdiction over the action and remanded the survival action back to the State Court. On May 26, 2026, the State Court officially reopened the remanded Federal Court action with a newly named estate representative. On June 3, 2026, plaintiff filed a motion to set aside the Federal Court’s prior order dismissing a portion of plaintiff’s claims. Briefing is ongoing regarding Plaintiff’s motion to set aside. No trial date has been set in the newly remanded action. The Company and Wolf Tree have denied all liability and will continue to vigorously defend against all allegations and claims in the remanded action.
Northern California Wildfire Cases
Five lawsuits were filed that name contractors for PG&E Corporation and its subsidiary, Pacific Gas and Electric Company (together, “PG&E”), including Davey Tree, with respect to claims arising from a wildfire event that occurred in Pacific Gas and Electric Company’s

Index
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

Index
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
Davey Tree has responded to all claims asserted by the plaintiffs in these actions, denying all liability, and is vigorously defending against plaintiffs' alleged claims. However, we believe that a range of losses is probable and we have accrued our best estimate within this range which is also equal to our total coverage limits under our self-insurance and third party insurance providers for the 2017-2018 policy year of $208,000,000. We believe that any losses would be recovered through our self-insurance and third party insurance providers and have accrued a corresponding insurance receivable within our Condensed Consolidated Balance Sheet as of July 4, 2026. In April 2026, full payments related to the jury award were made by the Company and its insurers. On June 26, 2026, the Court in the JCCP entered an order finding that all necessary approvals had been obtained for all remaining plaintiffs, which will allow this case to come to its conclusion.
Subsequent to July 4, 2026, the Company funded $2,890,358 to a qualified settlement fund in connection with the settlement of the remaining claims. The Company’s total settlement obligation under the agreement is $5,500,000.
Vehicle Accident Lawsuit
In January 2023, a wrongful death lawsuit was brought against Davey Tree and a Davey Tree employee in the Circuit Court of the Fifth Judicial Circuit, Citrus County, Florida related to a vehicle accident that occurred on January 7, 2022. The vehicle accident occurred when, in an attempt to avoid a rear-end collision with a stopped vehicle, the Davey Tree driver swerved to the left over the centerline into oncoming traffic and struck Decedent’s oncoming vehicle. The Decedent sustained severe injuries and ultimately passed away. Plaintiff, individually and on behalf of Decedent’s Estate, brought suit against Davey Tree and its driver for wrongful death. The case was tried before a jury commencing on December 1, 2025. The jury returned a verdict on December 9, 2025, finding that the Davey Tree driver’s negligence caused Plaintiff’s Decedent’s death, and that Plaintiff’s Decedent was not negligent. The jury awarded total damages of $54,128,377 to Plaintiff. Following the verdict, the parties engaged in post-trial motions and ultimately settled all claims for $44,500,000 to Plaintiff without appeal. On April 20, 2026, the Company paid the remaining $10,000,000 of its $11,000,000 self-insurance limit, and this payment fully extinguished the Company’s liability, with the remaining settlement amount paid by third‑party insurance providers.
Item 1A.Risk Factors.
Our 2025 Annual Report includes a detailed discussion of our risk factors. Disclosure of risks should not be interpreted to imply that the risks have not already materialized. There have been no material changes to the risk factors described in the 2025 Annual Report during the six months ended July 4, 2026.

Index
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information on purchases of our common shares outstanding made by us during the first six months of 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal 2026
January 4 to January 31	791	$25.50	—	2,072,263
February 1 to February 28	805	25.50	—	2,072,263
March 1 to April 4	456,842	27.60	86,428	1,985,835
Total First Quarter	458,438	27.59	86,428

April 5 to May 2	465,932	27.60	—	1,985,835
May 3 to May 30	470,359	27.60	—	1,985,835
May 31 to July 4	549,162	27.60	35,552	1,950,283
Total Second Quarter	1,485,453	27.60	35,552

Total Year-to-Date	1,943,891	$27.60	121,980

(1) During the six months ended July 4, 2026, the Company purchased 1,821,911 shares from shareholders excluding those purchased through publicly announced plans. The Company provides a ready market for all shareholders through our direct purchase of their common shares although we are under no obligation to do so (other than for repurchases pursuant to the put option under The Davey 401KSOP and ESOP Plan).

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
In accordance with the amendments to the Articles approved by the Company's shareholders at the 2017 Annual Meeting, on May 17, 2017, the Company's Board of Directors authorized the Company to repurchase up to 400,000 common shares, which authorization was increased by an additional 2,000,000 common shares in May 2018 and increased further by an additional 3,000,000 common shares in September 2021. Of the 5,400,000 total shares authorized, 1,950,283 remained available under the program, as of July 4, 2026. Share repurchases may be made from time to time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company is not obligated to purchase any shares, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. The repurchase program does not have an expiration date.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
The Company's securities are not traded on a public market. During the quarter ended July 4, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Index
Item 6.Exhibits.
See the Exhibit Index below.
Exhibits

Exhibit No.	Description

10.1
Third Amendment to Fifth Amended and Restated Credit Agreement among The Davey Tree Expert Company, as borrower, various lending institutions party thereto, as banks, KeyBank National Association, as administrative agent, and PNC Bank, National Association and Wells Fargo Bank, National Association, as co-syndication agents, dated as of May 11, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the year quarter ended April 4, 2026).

10.2
Amendment No. 5 to Note Purchase and Private Shelf Agreement, dated May 11, 2026, by and among PGIM, Inc., each of the Purchasers thereto, and The Davey Tree Expert Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026).

10.3 *
Receivables Financing Agreement Amendment No. 15 dated July 10, 2026, by and among The Davey Tree Expert Company, Davey Receivables, LLC, PNC Bank, National Association and the other lenders party thereto.
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statements of Shareholders' Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

THE DAVEY TREE EXPERT COMPANY

Date:	August 12, 2026	By:	/s/ Joseph R. Paul
Joseph R. Paul
Executive Vice President, Chief Financial Officer and Assistant Secretary and Director
(Principal Financial Officer)

Date:	August 12, 2026	By:	/s/ Thea R. Sears
Thea R. Sears
Senior Vice President and Controller
(Principal Accounting Officer)